Form 10-K
period 2008-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2008-08-29
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telephone number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which listed	Title of each class	which listed
5.75% Collateral Trust Bonds, due 2008	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
5.70% Collateral Trust Bonds, due 2010	NYSE	6.75% Subordinated Notes, due 2043	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	6.10% Subordinated Notes, due 2044	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE	5.95% Subordinated Notes, due 2045	NYSE

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I

Item 1.                      Business.

General
National Rural Utilities Cooperative Finance Corporation ("National Rural" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of National Rural is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  National Rural makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  National Rural also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  National Rural is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  National Rural is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management.  National Rural’s internet address is www.nrucfc.coop, where under "Investors," copies can be found of this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, all of which National Rural makes available, free of charge, as soon as reasonably practicable after the report is filed with the SEC.  Information posted on National Rural’s website is not incorporated by reference into this Form 10-K.

For financial statement purposes, the results of operations and financial condition of National Rural are consolidated with and include Rural Telephone Finance Cooperative ("RTFC") and National Cooperative Services Corporation ("NCSC").  Unless stated otherwise, references to the Company relate to the consolidation of National Rural, RTFC, NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions.  National Rural also reports the operations for each of National Rural, RTFC and NCSC as separate segments.  See Note 17 to the consolidated financial statements for further information on the Company’s segment reporting.

RTFC is a private not-for-profit cooperative association originally incorporated in the state of South Dakota in 1987 and reincorporated in the District of Columbia in 2005.  The principal purpose of RTFC is to provide and arrange financing for its rural telecommunications members and their affiliates.  National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a long-term management agreement.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for which National Rural reimburses RTFC for loan losses.  RTFC is headquartered with National Rural in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a private non-profit cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to, members of National Rural.  NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program.  NCSC's membership consists of National Rural and distribution systems that are members of National Rural or are eligible for such membership.  National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  Under a guarantee agreement, NCSC pays National Rural a fee in exchange for which National Rural reimburses NCSC for loan losses, excluding losses in the consumer loan program.  NCSC is headquartered with National Rural in Herndon, Virginia.  NCSC is a taxable corporation.

Members
The Company's consolidated membership was 1,538 as of May 31, 2008 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 511 telecommunications members, 66 service members and 63 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships between National Rural, RTFC and NCSC have been eliminated in consolidation.

National Rural currently has four classes of electric members:
•	Class A - cooperative or not-for-profit distribution systems;
•	Class B - cooperative or not-for-profit power supply systems;
•	Class C - statewide and regional associations wholly-owned or controlled by Class A or Class B members; and
•	Class D - national associations of cooperatives.

Class A membership in National Rural is limited to cooperative or not-for-profit distribution systems that receive or are eligible to receive loans or other assistance from RUS.  The associates are not-for-profit entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of ultimate consumers.  Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on National Rural’s board of directors.  All references to members within this document include members and associates.

Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems that receive or are eligible to receive loans or other assistance from RUS, and that are engaged (or plan to be engaged) in providing telecommunications services to ultimate users.

Membership in NCSC is limited to National Rural and organizations that are Class A members of National Rural or are eligible to be Class A members of National Rural.

In many cases, the residential and commercial customers of National Rural’s electric members are also the customers of RTFC's telecommunications members, as the service territories of the electric and telecommunications members overlap in many of the rural areas of the United States.

Set forth below is a table showing by state or U.S. territory the total number of National Rural, RTFC and NCSC members, the percentage of total loans and the percentage of total loans and guarantees outstanding at May 31, 2008.

	Number		Loan and		Number		Loan and
	of	Loan	Guarantee		of	Loan	Guarantee
State/Territory	Members	%	%	State/Territory	Members	%	%
Alabama	30	2.18%	2.43%	Missouri	65	3.59%	3.78%
Alaska	30	1.96%	1.86%	Montana	40	0.70%	0.71%
American Samoa	1	-	-	Nebraska	40	0.10%	0.09%
Arizona	27	1.09%	1.20%	Nevada	7	0.82%	0.80%
Arkansas	30	2.74%	2.64%	New Hampshire	4	0.75%	0.88%
California	11	0.14%	0.16%	New Jersey	1	0.09%	0.09%
Colorado	39	4.95%	4.96%	New Mexico	25	0.19%	0.19%
Connecticut	1	1.05%	1.00%	New York	21	0.10%	0.10%
Delaware	1	0.20%	0.19%	North Carolina	42	2.56%	2.93%
District of Columbia	4	0.05%	0.13%	North Dakota	33	0.36%	0.38%
Florida	19	3.56%	3.39%	Ohio	42	2.39%	2.31%
Georgia	68	8.24%	7.94%	Oklahoma	49	2.54%	2.41%
Guam	1	-	-	Oregon	39	1.59%	1.66%
Hawaii	1	0.04%	0.04%	Pennsylvania	26	1.88%	1.87%
Idaho	17	0.83%	0.80%	South Carolina	38	2.55%	2.45%
Illinois	52	3.16%	2.99%	South Dakota	46	0.78%	0.74%
Indiana	52	2.79%	2.64%	Tennessee	29	0.57%	0.54%
Iowa	118	2.44%	2.36%	Texas	108	16.00%	16.14%
Kansas	49	4.62%	4.68%	Utah	11	3.00%	2.91%
Kentucky	33	1.91%	2.33%	Vermont	7	0.39%	0.38%
Louisiana	17	1.76%	1.67%	Virgin Islands	-	2.58%	2.45%
Maine	6	0.02%	0.02%	Virginia	27	1.24%	1.19%
Maryland	2	1.18%	1.18%	Washington	19	0.65%	0.71%
Massachusetts	1	-	-	West Virginia	4	0.03%	0.03%
Michigan	27	1.39%	1.33%	Wisconsin	62	2.02%	1.92%
Minnesota	74	3.45%	3.28%	Wyoming	15	0.70%	0.73%
Mississippi	27	2.08%	2.39%	Total	1,538	100.00%	100.00%

Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their service areas.  Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems.  Wholesale power for resale also comes from other sources, including power supply contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the distribution system's own generating facilities.

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

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the ultimate retail consumer.  Of the 61 operating power supply systems that have financing commitments from National Rural at December 31, 2007 (the most recent year for which data is available as of the date of filing this Form 10-K), 37 had generating capacity of at least 100 megawatts, 7 had less than 100 megawatts of generating capacity and 17 had no generating capacity.  The systems with no generating capacity generally operated transmission lines to supply certain distribution systems.  Certain other power supply systems have been formed but do not yet own generating or transmission facilities or have financing commitments from National Rural.

Service Organizations and Associate Systems
Service organizations include National Rural Electric Cooperative Association ("NRECA"), statewide and regional cooperative associations.  NRECA represents cooperatives nationally.

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

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States.  These companies, which number approximately 1,300, are called independent because they are not affiliated with Verizon, AT&T or Qwest.  Included in the 1,300 total are approximately 250 not-for-profit cooperative telecommunications companies.  The remainder of these independent rural telecommunications companies are family-owned or privately-held commercial companies.  Approximately 20 of these commercial companies are publicly traded or issue bonds publicly.

Rural telecommunications companies, including all local exchange carriers ("LECs") other than Verizon, AT&T, Qwest, Cincinnati Bell and Embarq (formerly Sprint's local exchange properties) comprise less than 15% of a local exchange telecommunications industry that provides service to over 172 million access lines.  These rural companies range in size from fewer than 100 customers to more than one million.  Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $2 billion.  In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access.  Most rural telecommunications companies' networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies.

Loan Programs

Set forth below is a table showing the weighted average loans outstanding to borrowers and the weighted average interest rates thereon by loan program and by segment during fiscal years ended May 31:

	2008		2007
	Weighted average	Weighted average	Weighted average	Weighted average
	loans outstanding	interest rate	loans outstanding	interest rate
(Dollar amounts in thousands)
Total by loan type: (1)
Long-term fixed rate loans	$14,573,227	6.05%	$14,323,272	5.87%
Long-term variable rate loans	1,170,017	6.94%	1,433,484	7.58%
Loans guaranteed by RUS	252,788	5.49%	258,407	5.59%
Short-term loans	1,310,313	5.89%	1,028,585	7.06%
Non-performing loans	504,310	0.01%	534,733	0.02%
Restructured loans	589,662	0.64%	614,580	0.61%
Total loans	$18,400,317	5.81%	$18,193,061	5.79%

Total by segment:
National Rural	$16,167,441	5.85%	$15,803,285	5.80%
RTFC	1,791,100	4.97%	1,993,672	5.30%
NCSC	441,776	7.68%	396,104	8.00%
Total	$18,400,317	5.81%	$18,193,061	5.79%
(1) Loans are classified as long-term or short-term based on their original maturity.

Total loans outstanding by state or U.S. territory based on the location of the system's headquarters are summarized below at
May 31:

(in thousands)
State/Territory	2008	2007	2006	State/Territory	2008	2007	2006
Alabama	$414,961	$347,723	$355,420	Montana	$133,655	$132,603	$147,731
Alaska	371,768	335,352	333,716	Nebraska	18,756	16,447	14,149
American Samoa	769	769	1,604	Nevada	155,625	147,401	137,701
Arizona	206,558	178,659	169,754	New Hampshire	143,417	149,496	164,651
Arkansas	522,018	518,273	549,552	New Jersey	17,747	18,217	18,211
California	25,968	27,283	24,362	New Mexico	36,636	32,344	36,528
Colorado	942,179	922,558	876,100	New York	19,735	19,844	21,782
Connecticut	200,000	200,000	200,000	North Carolina	487,249	519,214	522,194
Delaware	37,950	39,582	23,842	North Dakota	69,120	77,072	77,002
District of Columbia	9,514	9,717	9,908	Ohio	455,491	390,350	410,346
Florida	677,365	617,010	659,416	Oklahoma	483,623	480,536	490,351
Georgia	1,567,108	1,566,308	1,557,675	Oregon	303,166	305,506	305,961
Hawaii	6,804	7,157	7,500	Pennsylvania	357,337	376,193	438,914
Idaho	157,703	168,253	165,035	South Carolina	484,733	476,139	501,990
Illinois	600,571	543,389	509,391	South Dakota	147,916	161,247	169,335
Indiana	530,008	481,243	432,953	Tennessee	107,575	96,073	111,043
Iowa	465,056	482,513	468,236	Texas	3,044,117	2,618,010	2,877,586
Kansas	878,630	849,864	593,670	Utah	570,971	565,768	580,472
Kentucky	363,720	355,503	335,551	Vermont	74,957	75,905	81,761
Louisiana	333,984	320,765	382,505	Virgin Islands	491,706	492,795	488,392
Maine	4,566	9,884	11,737	Virginia	235,916	184,986	209,153
Maryland	224,754	206,491	176,797	Washington	122,674	110,907	102,128
Michigan	265,116	271,541	294,162	West Virginia	6,109	5,355	7,700
Minnesota	655,576	731,883	744,941	Wisconsin	384,748	369,427	348,351
Mississippi	395,423	366,989	426,634	Wyoming	133,087	117,374	117,098
Missouri	682,860	630,289	669,914	Total	$19,026,995	$18,128,207	$18,360,905

The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands.  At May 31, 2008, 2007 and 2006, loans outstanding to borrowers located in any one state or territory did not exceed 16%, 15% and 16%, respectively, of total loans outstanding.

Interest Rates on Loans
National Rural’s goal as a not-for-profit cooperatively-owned finance company is to set rates at levels that will provide its members with low cost financing while maintaining sound financial results as required to obtain high credit ratings on its debt instruments.  National Rural sets its interest rates primarily based on its cost of funding, as well as general and administrative expenses, the loan loss provision and a reasonable level of earnings.  Various discounts, which reduce the stated interest rates, are available to borrowers meeting certain criteria related to business type, performance, volume and whether National Rural is their sole mortgage holder.

National Rural Loan Programs
Long-Term Loans
Long-term loans are generally for terms of up to 35 years and can be either amortizing or bullet loans with serial payment structures.  These loans finance electric plant and equipment which typically have a useful life equal to or in excess of the loan maturity.  A borrower can select a fixed interest rate for periods of one to 35 years or a variable rate.  Upon the expiration of the selected fixed interest rate term, the borrower may select another fixed rate term or the variable rate.  National Rural sets long-term fixed rates daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the rate term selected.  A borrower may divide its loan into various tranches.  The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

In addition to National Rural’s customary loan standards, to be eligible for long-term loan advances, distribution systems generally must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater.  Similarly, power supply systems generally must maintain an average times interest earned ratio ("TIER") and MDSC, as defined in the loan agreement, of 1.0 or greater.  These are general guidelines only and National Rural has in the past and may in the future make long-term loans to distribution and power supply systems that do not meet these criteria.

Short-Term Loans
National Rural’s short-term loans are line of credit loans and generally are advanced only at a variable interest rate.  The line of credit variable interest rate is set on the first business day of each month.  The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

Interim financing line of credit loans are also made available to National Rural members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  Advances under these interim facilities are made with the agreement that they will be repaid with advances from RUS long-term loans.

RTFC Loan Programs
The RTFC loan portfolio is concentrated in the core rural local exchange carrier ("RLEC") segment of the telecommunications market.  Most of these RLECs have evolved from solely being voice service providers to being providers of voice, data and, often times, video and wireless services.  RLECs are characterized by the low population density of their service territories.  Services are generally delivered over networks that include fiber optic cable and digital switching.  There is generally a significant barrier to competitive entry.

The businesses to which the remaining RTFC loans have been made generally support the operations of the RLECs and are owned, operated or controlled by RLECs.  Many such loans are supported by payment guarantees from the sponsoring RLECs.

Long-Term Loans
RTFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes.  Long-term loans are generally for periods not exceeding 15 years.  Loans may be advanced at a fixed or variable interest rate.  Fixed rates are generally available for periods from one year to the final loan maturity.  Upon the expiration of the selected fixed interest rate term, the borrower may select another fixed rate term or a variable rate.  Long-term fixed rates for telecommunications loans are set daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected.  A borrower may divide its loan into various tranches.  The borrower then has the option of selecting a fixed or variable interest rate for each tranche.

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

Short-Term Loans
RTFC provides line of credit loans to telecommunications systems for periods generally not to exceed five years.  These line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for five consecutive business days at least once during each 12-month period.  These line of credit loans may be provided on a secured or unsecured basis and are designed primarily to assist borrowers with liquidity and cash management.

Interim financing line of credit loans are also made available to RTFC members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  These loans are for terms up to 24 months and the borrower must repay the RTFC loan with advances from the RUS long-term loans.

NCSC Loan Programs
NCSC makes long-term and short-term loans to rural utility members and organizations affiliated with its members.  Loans may be secured or unsecured.  The loans to the affiliated organizations may have a guarantee of repayment to NCSC from the National Rural member cooperative with which it is affiliated.

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

RUS Guaranteed Loans for Rural Electric Systems
National Rural may participate as an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and National Rural.  Under this agreement, National Rural may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established by National Rural.  RUS guarantees the principal and interest payments on the notes evidencing such loans.  At May 31, 2008, National Rural had $215 million of loans outstanding under this program.  In addition, at May 31, 2008, National Rural was holding certificates totaling $35 million representing interests in trusts holding RUS guaranteed loans.

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

Prepayment of Loans
Generally, borrowers may prepay long-term loans at any time, subject to the payment of a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable.  Line of credit loans may be repaid at any time without a premium if in variable interest rate mode.

Loan Security
Except when providing short-term loans, the Company typically lends to its members on a senior secured basis.  Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2008				2007
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,732,058	97%	$472,556	3%	$14,180,956	97%	$482,384	3%
Long-term variable rate loans	1,728,803	92%	153,292	8%	1,865,821	94%	127,713	6%
Loans guaranteed by RUS	250,169	100%	-	-	255,903	100%	-	-
Short-term loans	165,226	10%	1,524,891	90%	191,231	16%	1,024,199	84%
Total loans	$16,876,256	89%	$2,150,739	11%	$16,493,911	91%	$1,634,296	9%

Total by segment:
National Rural	$15,021,067	89%	$1,865,340	11%	$14,462,448	92%	$1,342,842	8%
RTFC	1,497,487	87%	229,027	13%	1,630,079	88%	230,300	12%
NCSC	357,702	86%	56,372	14%	401,384	87%	61,154	13%
Total loans	$16,876,256	89%	$2,150,739	11%	$16,493,911	91%	$1,634,296	9%

Guarantee Programs

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.  The following chart provides a breakout of guarantees outstanding by type at May 31:

(in thousands)	2008	2007
Long-term tax-exempt bonds	$498,495	$526,185
Indemnifications of tax benefit transfers	94,821	107,741
Letters of credit	343,424	365,766
Other guarantees	100,400	74,682
Total	$1,037,140	$1,074,374

Members' interest expense for the years ended May 31, 2008 and 2007 on debt obligations guaranteed by the Company was approximately $21 million and $20 million, respectively.

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

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level expected to permit their resale or auction at par.  At the option of the member on whose behalf it is issued, and provided funding sources are available, rates on such debt may be fixed until maturity.  Holders have the right to tender the debt for purchase at par at the time rates are reset when the debt bears interest at a variable rate and the Company has committed to purchase debt so tendered if it cannot otherwise be remarketed.  If the Company held the securities, the cooperative would pay interest to the Company at its short-term rate.  Since the inception of the program in the mid-1980s, all bonds have been successfully remarketed and thus, the Company has not been required to purchase any bonds.  At May 31, 2008, the Company was the guarantor and liquidity provider for $330 million of tax-exempt bonds issued for its member cooperatives.  Additionally, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode.

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

Letters of Credit
The Company issues irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service.  Letters of credit may be issued on a secured or unsecured basis and with such issuance fees as may be determined from time to time.  Each letter of credit issued by National Rural is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw, with interest accruing from such date at the Company's short-term variable rate of interest.

Other Guarantees
The Company may provide other guarantees as requested by its members.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover the Company's general and administrative expenses, a provision for losses and a reasonable margin.

The following chart summarizes total guarantees by segment at May 31:

(Dollar amounts in thousands)
National Rural:	2008		2007
Distribution	$184,459	18%	$211,320	20%
Power supply	786,455	76%	797,009	74%
Statewide and associate	22,785	2%	25,359	2%
National Rural Total	993,699	96%	1,033,688	96%
RTFC	260	-	-	-
NCSC	43,181	4%	40,686	4%
Total	$1,037,140	100%	$1,074,374	100%

Total guarantees outstanding, by state and territory based on the location of the system's headquarters, are summarized as follows at May 31:

(in thousands)
State/Territory	2008	2007	2006	State/Territory	2008	2007	2006
Alabama	$72,070	$72,348	$22,250	Montana	$9,056	$9,029	$145
Alaska	1,900	1,900	1,800	Nebraska	4	6	-
Arizona	33,745	38,301	43,699	Nevada	5,400	5,400	-
Arkansas	8,008	12,027	15,921	New Hampshire	32,767	34,550	9,550
California	6,110	1,010	-	New Mexico	1,048	1,020	1,016
Colorado	53,467	54,236	55,131	North Carolina	99,729	100,630	107,817
District of Columbia	17,448	20,998	21,428	North Dakota	6,474	7,115	-
Florida	3,725	4,623	100,038	Ohio	8,000	5,500	2,000
Georgia	26,775	26,027	35,283	Oklahoma	754	3,056	4,358
Idaho	3,173	3,173	-	Oregon	29,034	29,439	24,922
Illinois	229	219	225	Pennsylvania	17,416	17,519	18,307
Indiana	13	7	911	South Carolina	6,300	7,819	50
Iowa	8,271	8,240	8,517	South Dakota	20	6	-
Kansas	60,797	55,472	42,561	Tennessee	1,460	296	295
Kentucky	102,423	124,013	121,864	Texas	194,214	152,307	167,881
Louisiana	389	4,733	4,778	Utah	13,495	17,193	20,594
Maine	2	1	-	Vermont	1,250	3,500	1,250
Maryland	11,725	25,266	24,800	Virginia	3,447	3,935	4,133
Michigan	2,232	2,123	1,163	Washington	19,050	23,171	250
Minnesota	3,025	10,585	76,010	Wisconsin	320	32	322
Mississippi	83,549	88,312	37,267	Wyoming	13,724	13,969	9,370
Missouri	75,102	85,268	93,074	Total	$1,037,140	$1,074,374	$1,078,980

Disaster Recovery

The Company has had a comprehensive disaster recovery and business continuity plan in place since May of 2001.  The plan includes a duplication of the Company’s production information systems at an off-site facility coupled with an extensive business recovery plan to utilize those remote systems. The Company’s production data is replicated in real time to the recovery site 24 hours a day, 7 days a week.  The plan also includes steps for each of the Company’s operating groups to conduct business with a view to minimizing disruption for customers. The Company has conducted Disaster Recovery exercises twice a year that include both the information technology group and business areas. The Company contracts with an external vendor for the facilities to house the National Rural owned backup systems as well as office space and related office equipment.  Backup tapes are also stored at an off-site storage location managed by an external vendor.

Tax Status

In 1969, National Rural obtained a ruling from the Internal Revenue Service recognizing National Rural’s exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code.  Such exempt status could be revoked as a result of changes in legislation or in administrative policy or as a result of changes in National Rural’s business.  National Rural believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing.  RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code.  As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed to exclude from taxable income the amount of net income allocated to its members.  RTFC pays income tax based on its net income, excluding net income allocated to its members.  NCSC is a taxable corporation. NCSC pays income tax annually based on its net income for the period.

Investment Policy

Surplus funds are invested pursuant to policies adopted by National Rural’s board of directors.  Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment grade paper.  Current investments may include highly-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances.  The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account.

Employees

At May 31, 2008, National Rural had 231 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff.  National Rural believes that its relations with its employees are good.

National Rural Lending Competition

National Rural competes with other lenders on price, the variety of financing options offered and additional services provided to its member/owners.  National Rural is primarily in competition with other banks for the business of its members.  The primary bank competitor is CoBank, ACB ("CoBank"), a government sponsored enterprise and member of the Farm Credit System whose status as such gives it the ability to offer lower interest rates in many situations.  In addition, there are some members that are large enough to access the capital markets for funding.  In these cases, National Rural is competing with the pricing and funding options the member is able to obtain in the capital markets.  National Rural attempts to minimize the impact of competition by offering a variety of loan options and complimentary services and by leveraging the working relationship that it has developed with the majority of the members for more than 35 years.

RUS is generally the members' first financing option as it is able to offer members interest rates that are generally lower than the rates National Rural and the other banks are able to offer.  However, National Rural and other banks do compete for bridge loans in anticipation of long-term funding from RUS, the portion of a loan that RUS is not able to provide, loans to members that cannot borrow from RUS and loans to members that have elected not to borrow from RUS.

According to December 31, 2006 financial data (the latest full calendar year for which this data is available as of the date of filing this Form 10-K) provided to National Rural by its 811 reporting electric cooperative distribution and 57 reporting power supply systems, those entities had a total of $53 billion in long-term debt outstanding at December 31, 2006.  RUS is the dominant lender to the electric cooperative industry with $29 billion or 54% of the total outstanding debt for the 868 systems reporting 2006 results to National Rural.  At December 31, 2006, National Rural had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.  National Rural’s $16 billion long-term exposure represented 30% of the total long-term debt to these electric systems.  The remaining $9 billion or 16% was borrowed from other sources.

At December 31, 2007, CFC had a total of $16 billion of long-term exposure to its distribution and power supply member systems, including $15 billion of long-term loans and $1 billion of guarantees.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify, since many rural telecommunications companies are not RUS borrowers.  At December 31, 2007, RUS had a total of approximately $3.7 billion outstanding to telecommunications borrowers.  The Rural Telephone Bank ("RTB") was fully liquidated in November 2007 which resulted in the transfer of the RTB loan portfolio to RUS.  RTFC is not in direct competition with RUS, but rather competes with other lenders for supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or for projects not eligible for RUS financing.  RTFC's competition includes commercial banks, CoBank and insurance companies.  At December 31, 2007, RTFC had a total of $1.7 billion in long-term loans outstanding to telecommunications borrowers.

Member Regulation and Competition

Electric Systems
The movement toward electric competition at the retail level has faltered, while the wholesale level has become largely competitive.  The electric utility industry has settled into a "hybrid" model in which there are significant differences in the retail regulatory approaches followed in different states and regions.  As of May 31, 2008, retail customer choice has been implemented in 15 states.  Those states are Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Texas.  Of the remaining states, retail customer choice was not under consideration in 26 states, delayed in four states (Nevada, Oklahoma, Oregon, and West Virginia), repealed in four states (Arkansas, Montana, New Mexico, and Virginia), and suspended in one state (California).

In the 15 states where retail customer choice has been implemented, the Company had 158 distribution members and 19 power supply members with a total of $5,164 million of loans outstanding at May 31, 2008.  In New York, where the Company has four distribution members and $9 million of loans to electric systems, cooperatives are not required to file competition plans with the state utility commission.  The Company continues to believe that the distribution systems, which comprise the majority of its membership and loan exposure, will not be materially impacted by customer choice.  In general, even in those states where customers have a choice of alternative energy suppliers, very few customers have switched from the traditional supplier.

In addition, in four of the 15 states where retail customer choice has been implemented, cooperatives may decide whether to "opt in" to competition or retain a monopoly position with respect to energy sales.  Those states are Illinois, New Jersey, Ohio, and Texas.  As of May 31, 2008, National Rural had loans outstanding in the amount of $4,002 million in those states.  Even if customers choose to purchase energy from an alternative supplier, the distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations.  Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power, regardless of who supplies the power.  Customer choice has had no impact on power supply cooperatives and the Company does not expect any impact.

Even in states where retail customer choice laws have been passed, there are many factors that may delay or influence the choices that customers have available to them and the timing of competition for cooperatives.  One such factor will be the level of fees that systems will be allowed to charge other utilities for use of their transmission and distribution system.  Other issues that may further delay retail competition in areas served by cooperatives include, but are not limited to, the following:
•	Ability of cooperatives to "opt out" of the provisions of the customer choice laws in some states;
•	Utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
•	Many states will still regulate the securities issued by utilities, including cooperatives;
•	FERC regulation of rates as well as terms and conditions of transmission service;
•	Reconciling the differences between state laws, such that out-of-state utilities can compete with in-state utilities; and
•	The fact that few competitors have demonstrated much interest in providing electric energy to residential or rural customers.

In addition to retail customer choice laws, some state agencies regulate electric cooperatives with regard to rates and borrowing.  There are 16 states that regulate the rates electric systems charge.  Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, Michigan, New Mexico, New York, Utah, Vermont, Virginia, West Virginia, and Wyoming.  Two of these states (Georgia and Utah) have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates.  Nine states allow cooperatives the right to opt in or out of state regulation.  There are 19 states that regulate electric systems regarding the issuance of long-term debt.  Those states are Alabama, Arizona, Colorado, Delaware, Georgia, Hawaii, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, Rhode Island, Utah, Vermont, Virginia and Wyoming.  One of these states (Alabama) regulates both the issuance of short-term and long-term debt.  FERC also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Telecommunications Systems
RTFC member telecommunications systems generally are regulated at the state and federal levels.  Most state commissions regulate local service rates, intrastate access rates and telecommunications company borrowing.  The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.  Some member telecommunications systems have affiliated companies that are not regulated.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market.  The Telecom Act had four basic goals: competition, universal service, deregulation and fostering advanced telecommunications and information technologies.  To achieve competition, the Telecom Act required all carriers to interconnect with all others and LECs to provide competitors with access to elements of their networks.  Congress included provisions in the Telecom Act granting RLECs an exemption from the above requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest.

Competition continues to be a significant factor in the telecommunications industry.  A January 2007 FCC report on competition states that as of June 2006, competitive local exchange carriers ("CLECs") provided service to 30 million access lines - 17.4 % of the nation's 172 million end-user switched access lines.  Wireless carriers are providing service to 217.4 million mobile telephone service subscriptions - more than LECs and CLECs combined.    For the most part, local exchange competition has benefited RLECs by enabling them to enter nearby towns and cities as CLECs, leveraging their existing infrastructure and reputation for providing quality, modern telecommunications service.

In addition to competition, the Telecom Act also mandated a universal telecommunications service support mechanism and required that it be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is, available to all eligible providers.  Congress stated its intent that implicit subsidies presently contained in the access charges local telecommunications companies levy on long distance carriers be eliminated and be made explicit in the new universal service support mechanism. Rules adopted by the FCC in 2000 to date have provided adequate levels of universal service support.  This has been essential for RLECs, as other FCC rulings have reduced access charges which are a key revenue source.  In addition, RLECs are experiencing some of the access line and access revenue losses experienced by the RBOCs.  However, growth in digital subscriber line service (DSL) has generally offset the revenue loss created by the decline of voice access lines.

Numerous wireless carriers have entered rural markets as competitors to the RLECs.  By obtaining competitive eligible telecommunications carrier (“CETC”) status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds ("USF") based on the incumbent LEC's costs (the “identical support” rule).  This has led to growth in claims on the fund and great concern for its sustainability.  USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless, email and voice over internet protocol substitution.  Uncontrolled demand for USF funding has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) becoming unsustainably high.  The second quarter 2008 contribution factor is 11.3%.  Many in the industry agree that changes need to be made regarding eligibility and the funding mechanism for USF.  However, there is no agreement on what those changes should be.  In May 2008, the FCC ordered that payments to CETCs be capped.  Total support for a CETC will be capped at what they were eligible to receive in March 2008.  In January 2008 the FCC issued three notices of proposed rulemaking on universal service funding.  These related proceedings addressed creation of separate funds for incumbent and competitive ETCs, elimination of the “identical support” rule, and transitioning to a reverse auction regime for determining amounts of USF support an eligible carrier would receive.  RLECs universally supported the elimination of the identical support rule and opposed reverse auctions.  Positions on the creation of separate funds varied among RLECs.  Predictably, the wireless carriers supported reverse auctions, opposed elimination of the identical support rule and, as with the RLECs, took varying positions on creating separate universal service funds.

The FCC also has a proceeding open on intercarrier compensation – the most important components of which are access fees LECs charge to interexchange carriers that originate or terminate long distance traffic on LEC networks.  While the large LECs (most of which now own long distance companies) would like to see these fees transition to zero, RLECs depend heavily on access charges and are active participants in the FCC proceeding.  RLECs have come together with a unified proposal that would preserve some access fees and are promoting it with the FCC.  No action has been taken in this proceeding and it is unlikely that the FCC will take any in the near future.

While uncertainty exists regarding USF and access, the Company does not anticipate that any potential revenue losses resulting from these changes will result in material losses on loans outstanding to rural telecommunications companies.

As noted above, most RLECs are expanding their service offerings to customers.  Without competitors in the most rural parts of their service areas, RLECs are introducing digital video, high-speed data, and local and long distance voice service.  Where they can leverage their infrastructure, they are competing with Verizon, Qwest, AT&T, Embarq and cable companies in neighboring towns.  RLECs have generally been very successful competitors in these situations.

Deregulation has not had much effect on LECs thus far.  The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements.  States continue to regulate RLECs extensively.

Another aspect of the Telecom Act dealt with advanced telecommunications and information technologies.  In the late 1990s there was the concern that there was a growing "digital divide" between rural and urban areas within the country.  Legislators sought to provide broadband connectivity to all Americans through programs which provide funding to connect schools and libraries to the internet.  RUS has issued rules liberalizing its lending criteria to facilitate provision of advanced telecommunications and information services in rural areas.  Congress also created an RUS broadband loan program in 2002. To date, RUS has obligated $1.53 billion in broadband loans.  Congress authorized $300 million in fiscal year 2008 lending authority.  The appropriation for fiscal year 2009 has been approved at $298 million.

Given the increased availability of government financing for rural broadband, it is unlikely that the Company will be participating in this financing to any significant degree outside of incremental lending to existing RLEC borrowers to provide broadband services to their customers.

The RUS Program

Since the enactment of the Rural Electrification Act in 1936 (the "RE Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems in order to provide electricity to rural areas.  Principally through the creation of local electric cooperatives that were originally financed under the RE Act loan program in 47 states and two U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently.  Rural electric systems serve 12% of all consumers of electricity in the United States and its territories and account for approximately 8% of total sales of electricity and own about 5% of electricity generating capacity.

In 1949, the RE Act was amended to allow lending for the purpose of furnishing and improving rural telecommunications service.  For fiscal year 2008, RUS has $690 million in lending authority for rural telephone systems and an additional $523 million for other telecommunications programs, including distance learning and broadband.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to electric borrowers.  However, RUS is currently not offering loans to finance the construction of new coal or nuclear baseload electric generation facilities. RUS is authorized to make direct loans to systems that qualify for the hardship program (5% interest rate) or the municipal rate program (based on a municipal government obligation index).  RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank ("FFB")).  RUS also provides financing at the Treasury rate.  The RUS exercises financial and technical supervision over borrowers' operations.  Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2009, the President’s budget requests $100 million for hardship loans and $4 billion for loan guarantees with no requested budget for either municipal rate loans and treasury rate loans.  Electric funding levels for fiscal year 2008 were as follows: hardship loans of $100 million, and loan guarantees of $6.5 billion.

Item 1A.                      Risk Factors.

The Company's financial condition and results of operations are subject to various risks inherent in its business. The material risks and uncertainties that management believes affect National Rural are described below.  The risks and uncertainties described below are not the only ones facing National Rural.  Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

The Company's ability to maintain and grow our business depends on access to external financing.
The Company depends on access to the capital markets to refinance its long-term and short-term debt, fund new loan advances and if necessary, to fulfill its obligations under its guarantee and repurchase agreements.  At May 31, 2008, the Company had $3,150 million of commercial paper, daily liquidity fund and bank bid notes and $3,177 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  At May 31, 2008, the Company was the guarantor and liquidity provider for $330 million of tax-exempt bonds issued for its member cooperatives.  Additionally, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode.  There can be no assurance that the Company will be able to access the markets in the future at all or on terms that are acceptable to the Company.  Downgrades to the Company's long-term debt ratings and/or commercial paper ratings or other events that may deny or limit the Company's access to the capital markets could negatively impact its operations.  The Company has no control over certain items that are considered by the credit rating agencies as part of their analysis for the Company, such as the overall outlook for the electric and telecommunications industries.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
The Company is exposed to interest rate risk in its core lending and borrowing activities.  If the Company does not set interest rates on its loans at a level to cover its cost of funding, there would be an adverse effect on net interest income and net income.

The Company provides its members with many options on its loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to prepay the loan.  As a result, there is a possibility of significant changes in the composition of the loan portfolio.  If the Company is not able to adjust its outstanding debt portfolio to match the changes in the loan portfolio, there could be an adverse impact on net interest income and net income.

In addition, the Company's calculated impairment on non-performing and restructured loans will increase as the Company's long-term variable and short-term interest rates increase.  Based on the current balance of impaired loans at May 31, 2008, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Competition from other lenders could impair the Company's financial results.
The majority of the Company's members are eligible to borrow from RUS.  The rates offered by RUS are generally lower than the rates that the Company and other lenders can offer.  Thus, the members' first financing option generally is to borrow funds under the RUS program.  The RUS funding level is determined by the U.S. Congress each year.  Increases to the amount of RUS funding could limit the amount of loan growth experienced by the Company.

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
National Rural’s allowance for loan losses is established through a provision charged to expense that represents management's best estimate of probable losses that have been incurred within the existing loan portfolio.  The level of the allowance reflects management's continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses and risks inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires National Rural to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of National Rural’s control, may require an increase in the allowance for loan losses.  In addition, if actual losses incurred exceed current estimates of probable losses currently included in the allowance for loan losses, National Rural will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on National Rural’s financial results and credit ratings.

The Company has been and may in the future be in litigation with borrowers related to enforcement or collection actions pursuant to loan documents. In such cases, the borrower or others may assert counterclaims against the Company or initiate actions against the Company related to the loan documents.  Unfavorable rulings in these cases which result in loan losses that exceed the related allowance could have a material adverse effect on the Company’s financial results and credit ratings.

Our ability to access the capital markets depends on our ability to maintain adjusted leverage and debt to equity ratios within a reasonable range of market acceptable levels.
Maintenance of adjusted leverage and debt to equity ratios within a reasonable range of market acceptable levels is important in relation to the Company's ability to access the capital markets.  A significant increase above market acceptable levels in the adjusted leverage or debt to equity ratios could impair the Company's ability to access the capital markets, its ability to access the Company's revolving lines of credit and its ability to maintain preferred credit ratings.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.

A decline in our credit rating could trigger payments under our derivative agreements.
If the Company's credit rating falls to the level specified in certain of its derivative agreements, the other counterparty may terminate the agreement.  If the counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Based on the fair market value of its interest rate exchange agreements subject to rating triggers at May 31, 2008, the Company may be required to make a payment of up to $1 million if its senior unsecured ratings declined to Baa1 or BBB+, and up to $31 million if its senior unsecured ratings declined below Baa1 or BBB+.  In calculating the required payments, the Company only considered agreements which, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination.  In the event the Company is required to make a payment as a result of a rating trigger, it could have a material adverse impact on its financial results.

Our ability to comply with covenants related to our revolving credit agreements and debt indentures may affect our ability to obtain financing and maintain preferred rating levels on our debt.
The Company must maintain compliance with all covenants and conditions related to its revolving credit agreements, including the adjusted TIER, adjusted leverage and amount of loans pledged in order to have access to the funds available under the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.  A restriction on access to the revolving lines of credit would impair the Company's ability to issue short-term debt, as it is required to maintain backup-liquidity to maintain preferred rating levels on its short-term debt.

If the Company does not maintain compliance with covenants and conditions on its collateral trust bond, medium-term note and subordinated deferrable debt indentures, the holders of such debt could declare an event of default and accelerate the repayment of the full amount of the outstanding debt principal prior to the stated maturity of such debt.  Additionally, the Company could not issue new debt under such indentures.  Such an event would require the Company to obtain new funding to repay the accelerated debt as a result of the covenant default and could have a material adverse impact on its financial results and credit ratings.

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
Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare organizations could have a negative impact on the Company's net income.  National Rural’s continued exemption depends on it conducting its business in accordance with its 501(c)(4) status.

Item 1B.                      Unresolved Staff Comments.

None.

Item 2.                      Properties.

National Rural leases office space that serves as its headquarters in Fairfax County, Virginia.  In October 2005, National Rural entered into a three-year lease with the building owner for approximately 107,228 square feet of the facility’s office, meeting and storage space.  In September 2007, the Company exercised the option to extend the lease for an additional one-year period.  The Company has the option to extend the lease for an additional one-year period in fiscal year 2009.  The terms of these extensions are similar to the initial three-year lease.  National Rural finalized a contract in May 2008 to purchase 42 acres of land located in Loudoun County, Virginia.  National Rural will use the purchased land in connection with its plans to construct a new headquarters facility.

Item 3.                      Legal Proceedings.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Inapplicable.

Item 6.                      Selected Financial Data.

The following is a summary of selected financial data for the years ended May 31:

(Dollar amounts in thousands)	2008	2007	2006	2005	2004
For the year ended May 31:
Interest income	$1,069,540	$1,054,224	$1,007,912	$1,030,853	$1,009,856
Net interest income	132,651	57,494	31,976	88,820	68,365
Derivative cash settlements (1)	27,033	86,442	80,883	78,287	123,363
Derivative forward value (1)	(98,743)	(79,281)	28,805	25,849	(228,840)
Foreign currency adjustments (2)	-	(14,554)	(22,594)	(22,893)	(65,310)
Income (loss) prior to income taxes, minority interest and cumulative effect of change in accounting principle (3)	36,311	16,541	105,762	126,561	(194,292)
Cumulative effect of change in
accounting principle (4)	-	-	-	-	22,369
Net income (loss)	$45,745	$11,701	$95,497	$122,503	$(177,729)
Fixed charge coverage ratio (TIER) (5)(6)	1.05	1.01	1.10	1.13	-
Adjusted fixed charge coverage ratio
(Adjusted TIER) (7)	1.15	1.12	1.11	1.14	1.12

As of May 31:
Loans to members (8)	$19,029,040	$18,131,873	$18,363,954	$18,974,108	$20,490,021
Allowance for loan losses	(514,906)	(561,663)	(611,443)	(589,749)	(573,939)
Assets	19,379,381	18,575,181	19,179,621	20,060,314	21,455,443
Short-term debt (9)	6,327,453	4,427,123	5,343,824	7,952,579	5,990,039
Long-term debt (10)	10,173,587	11,295,219	10,642,028	8,701,955	12,009,182
Subordinated deferrable debt (11)	311,440	311,440	486,440	685,000	550,000
Members' subordinated certificates	1,406,779	1,381,447	1,427,960	1,490,750	1,665,158
Members' equity (1)	613,082	566,286	545,351	523,583	483,126
Total equity	665,965	710,041	784,408	764,934	692,453
Guarantees	$1,037,140	$1,074,374	$1,078,980	$1,157,752	$1,331,299
Leverage ratio (6)	29.64	26.64	24.80	26.71	31.88
Adjusted leverage ratio (7)	7.50	6.81	6.38	6.50	7.07
Debt to equity ratio (6)	28.08	25.13	23.42	25.20	29.95
Adjusted debt to equity ratio (7)	7.06	6.37	5.97	6.07	6.58

(1) Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting.  The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the long-term debt valuation allowance and related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.  Members' equity represents total equity excluding foreign currency adjustments, derivative forward value and accumulated other comprehensive income.  See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity.
(2) Foreign currency adjustments represent the change on foreign denominated debt that is not related to an exchange agreement that qualifies for hedge accounting during the period.  The foreign denominated debt is revalued at each reporting date based on the current exchange rate.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt.  National Rural enters into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.
(3) Includes $43 million gain on sale of building and land at May 31, 2006.
(4) The cumulative effect of change in accounting principle in 2004 represents the impact of implementing Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, effective June 1, 2003.
(5) The fixed charge coverage ratio is the same calculation as National Rural’s Times Interest Earned Ratio ("TIER").  For the year ended May 31, 2004, National Rural’s earnings were insufficient to cover fixed charges by $200 million.
(6) See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for the GAAP calculations of these ratios.
(7) Adjusted ratios include non-GAAP adjustments that National Rural makes to financial measures in assessing its financial performance.  See "Non-GAAP Financial Measures" in Management's Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(8) Certain reclassifications of prior year period amounts have been made to conform to the current reporting format.  See further explanation in Note 1(w) to the consolidated financial statements.
(9) Includes the foreign currency valuation account of $245 million and $40 million at May 31, 2006 and 2005, respectively.
(10) Excludes $3,177 million, $1,368 million, $1,839 million, $3,591 million, and $2,365 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2009, 2008, 2007, 2006 and 2005, respectively (see Note 5 to the consolidated financial statements).  Includes the foreign currency valuation account of $221 million and $234 million at May 31, 2005 and 2004, respectively.
(11) Excludes $175 million called in June 2007 and $150 million called in June 2006 at May 31, 2007 and 2006, respectively, reported in short-term debt.

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

Business Overview

National Rural was formed in 1969 by rural electric cooperatives to provide a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS").  National Rural is organized as a cooperative in which each member (other than associates) is entitled to one vote.  Under National Rural’s bylaws, the board of directors is composed of 23 individuals, 20 of whom must be either general managers or directors of member systems, two of whom are designated by the National Rural Electric Cooperative Association and one at-large position who must satisfy the requirements of an audit committee financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and must be a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member.  In November 2006, the National Rural Board elected an at-large director that qualifies as a financial expert who serves on the audit committee.  The director took his seat on the board following the National Rural annual meeting in March 2007.  National Rural is a tax-exempt entity under Section 501(c)(4) of the Internal Revenue Code.

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

The Company's primary objective as a cooperative is to provide its members with low loan and guarantee rates while maintaining sound financial results required to attain high credit ratings on its debt instruments.  As a not-for-profit, membership owned financial institution, the Company's goal is not to maximize its profit on loans to members, but rather to find a balance between charging its members low rates on loans and maintaining the financial performance required to access the capital markets on behalf of its members.  Thus, the Company marks up its funding costs only to the extent necessary to cover its operating expenses and a provision for loan losses and to provide earnings sufficient to preserve interest coverage in light of the Company's financing objectives.

At May 31, 2008, the Company's consolidated membership was 1,538 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 511 telecommunications members, 66 service members and 63 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.

National Rural obtains its funding from the capital markets, private placement of debt and its membership.  National Rural enters the capital markets, based on the combined strength of its members, to borrow the funds required to fulfill the financing requirements of its members.  On a regular basis, National Rural obtains debt financing in the capital markets by issuing fixed rate or variable rate secured collateral trust bonds, fixed rate subordinated deferrable debt, fixed rate or variable rate unsecured medium-term notes, commercial paper and enters into bank bid note agreements.  In addition, National Rural obtains debt financing from private funding sources through the issuance of fixed rate and variable rate notes.  National Rural also obtains debt financing from its membership and other qualified investors through the direct sale of its commercial paper, daily liquidity fund and unsecured medium-term notes.

Rural electric cooperatives that join National Rural are generally required to purchase membership subordinated certificates from National Rural as a condition of membership.  In connection with any long-term loan or guarantee made by National Rural on behalf of one of its members, National Rural may require that the member make an additional investment in National Rural by purchasing loan or guarantee subordinated certificates.  The membership subordinated certificates and the loan and guarantee subordinated certificates are unsecured and subordinate to other senior debt of National Rural.

National Rural is required by law to have a mechanism to allocate its net income to its members.  National Rural allocates its net income excluding the non-cash effects of Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and SFAS 52, Foreign Currency Translation annually to a cooperative educational fund, a members' capital reserve and to members based on each member's patronage of the loan programs during the year.  RTFC annually allocates its net income to a cooperative educational fund and to its members based on each member's patronage of the loan programs during the year.  NCSC does not allocate its net income to its members, but does allocate a portion of its margins to a cooperative educational fund.

The Company's performance is closely tied to the performance of its member rural electric and telecommunications systems due to the near 100% concentration of its loan and guarantee portfolio in those industries.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as total loans outstanding and/or interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.

For the year ended May 31, 2008, the Company reported net income of $46 million and TIER of 1.05, compared to a net income of $12 million and TIER of 1.01 for the prior year.  For the year ended May 31, 2008, the Company reported an adjusted net income of $138 million and adjusted TIER of 1.15, compared to an adjusted net income of $108 million and adjusted TIER of 1.12 for the prior year.  The $34 million and $30 million increase in the net income and adjusted net income, respectively, for the year ended May 31, 2008 was primarily due to the $23 million increase in the recovery of loan losses resulting from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.  Adjusted net income is calculated by excluding the impact of derivatives and foreign currency adjustments and including minority interest.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in the interest expense. See "Non-GAAP Financial Measures" for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

During the year ended May 31, 2008, the Company's earnings were impacted by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in a reduction of $67 million to reported interest income for the year ended May 31, 2008.  During fiscal year 2009, the Company expects the outstanding balance of loans on non-accrual status to decrease due to principal repayments and the proceeds from asset sales.  In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $28 million in fiscal year 2009, which will all be applied as a reduction to principal.

The reduction to the amount of loans on non-accrual status should contribute to an increase to the adjusted net interest income yield during fiscal year 2009.  Changes to the Company's variable interest rates will be based on the underlying cost of funding, competition and other factors.  The calculated impairment on the Company's loans increases or decreases with the increases and decreases to the Company's variable interest rates.  Based on the current balance of impaired loans at May 31, 2008, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
At May 31, 2008, the Company's total loans outstanding increased by $899 million or 5% as compared to May 31, 2007.  At May 31, 2008, National Rural loans outstanding increased by $1,081 million, RTFC loans outstanding decreased by $134 million and NCSC loans outstanding decreased by $48 million compared to May 31, 2007.  National Rural loans outstanding increased due to net advances of $1,155 million offset by the sale of $74 million of National Rural distribution loans at par in loan securitization transactions during the year ended May 31, 2008.  National Rural expects to continue such loan sales on a periodic basis.  See further discussion of the Company’s loan portfolio in “Loan and Guarantee Portfolio Assessment”.

The Company expects that the balance of the loan portfolio will remain relatively stable during fiscal year 2009.  Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with an RUS guarantee, represent a lower cost option for rural electric utilities compared to loans from the Company.  The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund the loan and from power supply systems.  The Company anticipates that the RTFC loan balance will continue to slowly decline due to long-term loan amortization, the strong liquidity position of rural telecommunications companies, a general slowdown in merger and acquisition activities and low demand for capital expenditure financing.

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

During the year ended May 31, 2008, short-term debt increased by $1,900 million and long-term debt decreased by $1,122 million primarily due to an increase of $1,810 million to the amount of long-term debt that will mature in the next twelve months.  Holders of $2,140 million of the Company’s extendible debt elected not to extend the maturity of such debt during the year ended May 31, 2008.  As a result, $1,845 million of extendible debt was reclassified from long-term debt to short-term debt based on maturity dates ranging from August 2008 through February 2009.  The remaining $295 million of extendible debt will mature in fiscal year 2010.  Additionally, $500 million of secured notes payable was reclassified to short-term debt based on the July 2008 maturity of the debt.

Total equity decreased $44 million from May 31, 2007 to May 31, 2008 primarily due to the board authorized patronage capital retirement totaling $86 million offset by net income of $46 million for the year ended May 31, 2008.  Under GAAP, the Company's reported equity balance fluctuates based on the impact of future expected changes to interest rates on the fair value of its interest rate exchange agreements.  As a result, it is difficult to predict the future changes in the Company's reported GAAP equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of SFAS 133 and 52.

Liquidity
At May 31, 2008, the Company had $3,150 million of commercial paper, daily liquidity fund and bank bid notes and $3,177 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  Members held commercial paper (including the daily liquidity fund) totaling $1,404 million or approximately 46% of the total commercial paper outstanding at May 31, 2008.  Commercial paper issued through dealers and bank bid notes totaled $1,612 million and represented 9% of total debt outstanding at May 31, 2008.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2009.  During the next twelve months, the Company plans to refinance the $3,177 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

National Rural uses member loan repayments, capital market debt issuance, private debt issuance, member investments, and net income to fund its operations.  In addition, the Company maintains both short-term and long-term bank lines in the form of revolving credit agreements with its bank group.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  National Rural has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, National Rural is a regular issuer of debt, maintains strong credit ratings and has shelf registration statements on file with the Securities and Exchange Commission ("SEC").  The Company qualifies as a well-known seasoned issuer under the SEC rules.  Additionally, the Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market and $2 billion of medium-term notes in the Australian market.

At May 31, 2008, the Company was the guarantor and liquidity provider for $330 million of tax-exempt bonds issued for its member cooperatives.  A total of $133 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $120 million of such tax-exempt bonds reprice semi-annually.  A total of $77 million of such bonds were in unit price mode and reprice approximately every 30 days.  National Rural has not been required to purchase any of the bonds in its role as liquidity provider.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode.  National Rural has not been required to perform under the guarantee of its members’ tax-exempt bonds.

Critical Accounting Estimates

Allowance for Loan Losses
At May 31, 2008 and 2007, the Company had a loan loss allowance that totaled $515 million and $562 million, representing 2.71% and 3.10% of total loans outstanding, respectively.  GAAP requires loans receivable to be reported on the consolidated balance sheets at net realizable value.  The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio.  The Company calculates its loss allowance on a quarterly basis.  The loan loss allowance is calculated by segmenting the portfolio into three categories of loans: impaired, high risk and general portfolio.  There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories.  Different assumptions and estimates could also be reasonable.  Changes in these assumptions and estimates could have a material impact on the Company's financial statements.

Impaired Exposure
The Company calculates impairment on certain loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended.  SFAS 114 states that a loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan other than an insignificant delay or an insignificant shortfall in amount.  The Company reviews its portfolio to identify impairments at least on a quarterly basis.  Factors considered in determining an impairment include, but are not limited to: the review of the borrower's audited financial statements and interim financial statements if available, the borrower's payment history, communication with the borrower, economic conditions in the borrower's service territory, pending legal action involving the borrower, restructure agreements between the borrower and the Company, and estimates of the value of the borrower's assets that have been pledged as collateral to secure the Company's loans.  The Company calculates the impairment by comparing the future estimated cash flow, discounted at the interest rate on the loans at the time the loans became impaired, against its current investment in the receivable.  If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference.   If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan.  At May 31, 2008 and 2007, the Company had a total of $331 million and $397 million reserved specifically against impaired exposure totaling $1,078 million and $1,099 million, respectively, representing 31% and 36%, respectively, of the total impaired loan exposure.  The $331 million and $397 million specific reserves represented 64% and 71% of the total loan loss allowance at May 31, 2008 and 2007, respectively. The calculated impairment at May 31, 2008 was lower than at May 31, 2007 due to lower variable rates and payments received on impaired loans.  See further discussion under “Financial Condition”.  The original contract rate on a portion of the impaired loans at May 31, 2008 will vary with the changes in the Company's variable interest rates.  Based on the current balance of impaired loans at May 31, 2008, a 25 basis point increase or decrease to the Company's variable interest rates would result in an increase or decrease, respectively, of approximately $9 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

In calculating the impairment on a loan, the estimates of the expected future cash flow or collateral value are the key estimates made by management. Changes in the estimated future cash flow or collateral value would impact the amount of the calculated impairment.  The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding.  Estimates are not used to determine the Company's investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date and the discount rate is equal to the interest rate on the loans at the time the loans became impaired.

High Risk Exposure
Loan exposures considered to be high risk represent exposure in which the borrower has had a history of late payments, the borrower's financial results do not satisfy loan financial covenants, the borrower has contacted the Company to discuss pending financial difficulties or, for some other reason, the Company believes that the borrower's financial results could deteriorate resulting in an elevated potential for loss.  The Company's corporate credit committee is responsible for determining which loans should be classified as high risk and the level of reserve required for each borrower.  The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level.  Once it is determined that exposure to a borrower should be classified as high risk, the committee sets the required reserve level based on the facts and circumstances for each borrower, such as the borrower's financial condition, payment history, the Company's estimate of the collateral value, pending litigation, if any, and other factors.  This is an objective and subjective exercise in which the committee uses the available information to make its best estimate as to the level of loss allowance required.  At any reporting date, the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to: changes in collateral value, deterioration in financial condition, the borrower declaring bankruptcy, payment default on the Company's loans and other factors.  The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within a period of 12 to 24 months.  At May 31, 2008 and 2007, the Company had reserved $3 million and $3 million against the $8 million and $6 million of exposure classified as high risk, representing coverage of 38% and 50%, respectively.  The $3 million reserved for loans in the high risk category represented less than 1% of the total loan loss allowance at May 31, 2008 and 2007.

General Portfolio
The Company's methodology used to determine the required loan loss allowance for the general portfolio includes the use of an internal risk rating system, historical Standard & Poor’s default data on corporate bonds and Company specific loss recovery data.  The Company uses the following factors, in no particular order, to determine the level of the loan loss allowance for the general portfolio category:

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

The Company aggregates the loans in the general portfolio by borrower type (distribution, power supply, telecommunications, associate and other member) and by internal risk rating within borrower type.  The Company correlates its internal risk ratings to the ratings used in the standard default table based on a comparison of its rating on borrowers that have a rating from one or more of the recognized credit rating agencies and based on a standard matching used by banks.

At May 31, 2008 and 2007, the Company had a total of $17,690 million and $16,768 million of loans, respectively, in the general portfolio.  This total does not include $250 million and $256 million of loans at May 31, 2008 and 2007, respectively, that have a U.S. Government guarantee of all principal and interest payments.  The Company does not maintain a loan loss allowance on loans that are guaranteed by the U.S. Government.  At May 31, 2008 and 2007, the Company reserved a total of $155 million and $159 million, respectively, for loans in the general portfolio representing coverage of approximately 1% of the total loans for the general portfolio at both dates.

In addition to the general portfolio reserve requirement as calculated above, the Company maintains an unallocated reserve to cover the additional risk associated with large loan exposures and to cover economic and environmental factors that may be currently impacting the financial results of borrowers, but have not shown up in the borrower’s annual audited financial statements.

The first component of the unallocated reserve is a single obligor reserve to cover the additional risk associated with the inherent risk related to large loan exposures.  The Company had previously set the exposure threshold at 1.5% of total loans and guarantees outstanding and provided coverage equal to 0.5% times the internal risk rating associated with the loan exposure.  During the third quarter of fiscal year 2008, the Company revised both the exposure threshold and the coverage percentage to better reflect the level of risk associated with the large loan exposures.  The exposure threshold was reduced from 1.5% to 1.0% to better match the top ten credit exposures.  The reserve coverage was increased to 1.0% of the internal risk rating times the exposure over the threshold, to better reflect the Company’s assessment of the additional risk related to large loan exposures.  At May 31, 2008 and 2007, the Company had a single obligor reserve of $23 million and $3 million, respectively.

The second component of the unallocated reserve is an economic and environmental reserve to cover factors that the Company believes are currently impacting the financial results of borrowers, but are not reflected in the Company’s internal risk rating process and therefore present an increased risk of losses incurred as of the balance sheet date.  The Company uses annual audited financial statements from its borrowers as part of its internal risk rating process.  There could be a lag between the time that various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and therefore the internal risk rating determined by the Company for the borrower.  This reserve component may be set at up to 5% of the amount of the calculated general reserve.  The Company’s corporate credit committee will make a quarterly determination of the percentage of general reserve to be held and the portions of the loan portfolio that the additional reserve percentage shall be applied.  At May 31, 2008, the corporate credit committee set the economic and environmental component of the unallocated reserve to be $3 million or 2% of the amount of the total general reserve.  This amount was set taking into consideration the impact on electric and telecommunications borrowers from (1) the current economic downturn, (2) the flooding in parts of the Midwest, (3) the decline in the housing market that has led to a significant increase in foreclosures, (4) the impact of rising food and gas prices on consumer spending and (5) the impact of rising fuel prices on electric utilities and the ability to pass on such costs.  There was no economic and environmental unallocated reserve at May 31, 2007 as the Company added this component to the unallocated reserve during the third quarter of fiscal year 2008.

Senior management reviews the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans, the general portfolio and the unallocated reserve on a quarterly basis.  Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss related disclosures included in the Company's Form 10-Qs and Form 10-Ks filed with the SEC.

Management makes recommendations regarding loans to be written off to the National Rural board of directors.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Derivative Financial Instruments
The Company accounts for derivatives in accordance with SFAS 133.  SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value.  The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the consolidated statements of operations or to be recorded as other comprehensive income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  The Company is neither a dealer nor trader in derivative financial instruments.  The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency risk.

Generally, the Company's derivatives do not qualify for hedge accounting.  To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged.  A large portion of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to the Company's own commercial paper rates to qualify for hedge accounting.  The Company sells commercial paper to its members as well as to investors in the capital markets.  The Company sets its commercial paper rates daily based on its cash requirements.  The correlation between the Company's commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.  At May 31, 2008 and 2007, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

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

As a result of applying SFAS 133, the Company has recorded derivative assets of $221 million and $223 million and derivative liabilities of $171 million and $72 million at May 31, 2008 and 2007, respectively.  From inception to date, accumulated other comprehensive income related to derivatives was $9 million and $12 million as of May 31, 2008 and 2007, respectively.

The impact of derivatives on the Company's consolidated statements of operations for the years ended May 31, 2008, 2007 and 2006 was a loss of $72 million, a gain of $7 million and a gain of $107 million, respectively.  The change in the fair value of derivatives for the years ended May 31, 2008, 2007 and 2006 was a loss of $99 million, a loss of $79 million and a gain of $29 million, respectively, recorded in the Company's derivative forward value.  For the years ended May 31, 2008, 2007 and 2006, the derivative forward value includes amortization income of $3 million and $0.8 million and amortization expense of $0.4 million, respectively, related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  In addition, income totaling $27 million, $86 million and $79 million was recorded for total net cash settlements received by the Company during the years ended May 31, 2008, 2007 and 2006, respectively, of which $27 million, $86 million and $81 million, respectively, relate to interest rate and cross currency interest rate exchange agreements that do not qualify for hedge accounting under SFAS 133 and were recorded in derivative cash settlements. The remaining expense of $2 million for the year ended May 31, 2006 relate to interest rate and cross currency interest rate exchange agreements that qualify for hedge accounting under SFAS 133 and were recorded in interest expense.

The Company is required to determine the fair value of its derivative instruments.  Because there is not an active secondary market for the types of derivative instruments it uses, the Company obtains market quotes from its dealer counterparties.  The market quotes are based on the expected future cash flow and estimated yield curves.  The Company performs its own analysis to confirm the values obtained from the counterparties.  The Company records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations for the majority of its derivatives or in the other comprehensive income account on the consolidated balance sheets for the derivatives that qualify for hedge accounting. The counterparties are estimating future interest rates as part of the quotes they provide to the Company.  The Company adjusts all derivatives to fair value on a quarterly basis.  The fair value recorded by the Company will change as estimates of future interest rates change.  To estimate the impact of changes to interest rates on the forward value of derivatives, the Company would need to estimate all changes to interest rates through the maturity of its outstanding derivatives.  The Company has derivatives in the current portfolio that do not mature until 2045.  In addition, the Company excludes the changes to the fair value of derivatives from its internal analysis since they represent the net present value of all future estimated cash settlements.  Thus, the Company does not estimate the impact of changes in future interest rates to the fair value of its derivatives.  The Company does not believe that volatility in the derivative forward value line on the consolidated statements of operations is meaningful in assessing its current financial condition as it represents an estimated future value and not a cash impact for the current period.

Cash settlements that the Company pays and receives for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated statements of operations.  Each 25 basis point increase or decrease to the 30-day composite commercial paper index and the three-month LIBOR rate would result in a $6 million increase or decrease in the Company's net cash settlements due to the composition of the portfolio at May 31, 2008.  The Company's interest rate exchange agreements at May 31, 2008 include $7,660 million notional amount, or 59% of the total interest rate exchange agreements, in which the Company pays a fixed interest rate and receives a variable interest rate.  For the remaining $5,256 million notional amount, or 41% of the total interest rate exchange agreements at May 31, 2008, the Company pays a variable interest rate and receives a fixed interest rate. Based on the interest rate exchange agreements in place at May 31, 2008, an increase to variable interest rates results in an increase to cash settlements due to National Rural.

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

On June 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS 157 as of June 1, 2008 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As part of the Company's adoption of SFAS 159 as of June 1, 2008, it has not elected the option to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations

Fiscal Year 2008 versus 2007 Results
The following chart presents the results of operations for the year ended May 31, 2008 versus May 31, 2007.

	For the year ended May 31,		Increase/
(Dollar amounts in thousands)	2008	2007	(Decrease)
Interest income	$1,069,540	$1,054,224	$15,316
Interest expense	(936,889)	(996,730)	59,841
Net interest income	132,651	57,494	75,157
Recovery of loan losses	30,262	6,922	23,340
Net interest income after recovery of loan losses	162,913	64,416	98,497

Non-interest income:
Rental and other income	1,461	1,533	(72)
Derivative cash settlements	27,033	86,442	(59,409)
Results of operations of foreclosed assets	7,528	9,758	(2,230)
Total non-interest income	36,022	97,733	(61,711)

Non-interest expense:
Salaries and employee benefits	(36,428)	(33,817)	(2,611)
Other general and administrative expenses	(24,041)	(18,072)	(5,969)
Recovery of guarantee liability	3,104	1,700	1,404
Market adjustment on foreclosed assets	(5,840)	-	(5,840)
Derivative forward value	(98,743)	(79,281)	(19,462)
Foreign currency adjustments	-	(14,554)	14,554
Loss on sale of loans	(676)	(1,584)	908
Total non-interest expense	(162,624)	(145,608)	(17,016)

Income prior to income taxes and minority interest	36,311	16,541	19,770

Income tax benefit (expense)	3,335	(2,396)	5,731
Minority interest, net of income taxes	6,099	(2,444)	8,543
Net income	$45,745	$11,701	$34,044

TIER	1.05	1.01
Adjusted TIER (1)	1.15	1.12
5(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The Company’s net interest income will increase or decrease due to changes in loan volume and the interest rates that it receives on its loans and pays on its sources of funding.  The Company’s loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Volume Rate Variance Table
(Dollar amounts in millions)

	For the year ended May 31,
	2008			2007			Change due to
	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$16,167	$947	5.85%	$15,803	$917	5.80%	$21	$9	$30
RTFC	1,791	89	4.97%	1,994	106	5.30%	(11)	(6)	(17)
NCSC	442	34	7.68%	396	31	8.00%	4	(1)	3
Total	$18,400	$1,070	5.81%	$18,193	$1,054	5.79%	$14	$2	$16

Interest expense
National Rural	$16,167	$(826)	(5.11)%	$15,803	$(870)	(5.51)%	$(20)	$64	$44
RTFC	1,791	(84)	(4.68)%	1,994	(100)	(4.98)%	10	6	16
NCSC	442	(27)	(6.19)%	396	(27)	(6.90)%	(3)	3	-
Total	$18,400	$(937)	(5.09)%	$18,193	$(997)	(5.48)%	$(13)	$73	$60

Net interest income
National Rural	$16,167	$121	0.74%	$15,803	$47	0.29%	$1	$73	$74
RTFC	1,791	5	0.29%	1,994	6	0.32%	(1)	-	(1)
NCSC	442	7	1.49%	396	4	1.10%	1	2	3
Total	$18,400	$133	0.72%	$18,193	$57	0.31%	$1	$75	$76

Derivative cash settlements (3)
National Rural	$12,852	$28	0.22%	$12,508	$86	0.69%	$2	$(60)	$(58)
NCSC	204	(1)	(0.68)%	124	1	0.33%	-	(2)	(2)
Total	$13,056	$27	0.21%	$12,632	$87	0.68%	$2	$(62)	$(60)

Adjusted interest expense (4)
Total	$18,400	$(910)	(4.94)%	$18,193	$(910)	(5.00)%	$(11)	$11	$-
(1) Variance due to volume is calculated using the following formula: (current period average balance – prior year period average balance) x prior year period average rate.
(2) Variance due to rate is calculated using the following formula: (current period average rate – prior year period average rate) x current period average balance.
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the year ended May 31,
	2008		2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$872,488		$833,247		$39,241
Interest on long-term variable rate loans (1)	86,787		114,786		(27,999)
Interest on short-term loans (1)	77,145		72,632		4,513
Total interest income on loans	1,036,420	5.63%	1,020,665	5.61%	15,755
Interest on investments (2)	7,394	0.04%	9,662	0.05%	(2,268)
Conversion fees (3)	6,670	0.04%	9,162	0.05%	(2,492)
Make-whole and prepayment fees (4)	10,759	0.06%	4,748	0.03%	6,011
Commitment and guarantee fees (5)	5,109	0.03%	9,161	0.05%	(4,052)
Other fees	3,188	0.01%	826	-	2,362
Total interest income	$1,069,540	5.81%	$1,054,224	5.79%	$15,316
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

The $15 million or 1% increase to the total interest income for the year ended May 31, 2008 as compared to the prior year period was due to the increase in National Rural and NCSC loan volume and long-term fixed rate loans that repriced at higher interest rates partly offset by the decrease in RTFC loan volume and lower variable interest rates.  Interest rates for approximately $703 million of National Rural long-term fixed rate loans were repriced in January 2008 with 85% selecting a new fixed rate.  The weighted average interest rate of long-term loans subject to repricing in January 2008 was approximately 5.37%, which is lower than the National Rural fixed interest rates available to members at that time of between 5.65% and 7.25% (depending on the term selected).  The increase in interest income was offset by the impact of the Company decreasing variable interest rates by approximately 215 to 250 basis points, depending on the loan program, since May 31, 2007.

For the year ended May 31, 2008, the Company had a reduction to interest income of $67 million due to non-accrual loans compared to a reduction of $81 million for the prior year period.  The impact on National Rural interest income of non-accrual loans was a reduction of $34 million for the year ended May 31, 2008 as compared to $39 million for the prior year period.  The impact on RTFC interest income of non-accrual loans was a reduction of $33 million for the year ended May 31, 2008 as compared to $42 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Volume Rate Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the year ended May 31,
	2008		2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense - commercial paper and bid notes (1)	$122,786		$178,687		$(55,901)
Interest expense - medium-term notes (1)	330,193		363,760		(33,567)
Interest expense - collateral trust bonds (1)	243,579		218,523		25,056
Interest expense - subordinated deferrable debt (1)	19,663		33,089		(13,426)
Interest expense - subordinated certificates (1)	48,717		47,852		865
Interest expense - long-term private debt (1)	136,779		118,722		18,057
Total interest expense on debt	901,717	4.90%	960,633	5.28%	(58,916)
Debt issuance costs (2)	9,605	0.05%	12,328	0.07%	(2,723)
Commitment and guarantee fees (3)	17,915	0.10%	16,023	0.09%	1,892
Loss on extinguishment of debt (4)	5,509	0.03%	4,806	0.03%	703
Other fees	2,143	0.01%	2,940	0.01%	(797)
Total interest expense	$936,889	5.09%	$996,730	5.48%	$(59,841)

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
(4) Represents the gain or loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The $60 million or 6% decrease to total interest expense for the year ended May 31, 2008 as compared to the prior year period was due to lower interest expense on commercial paper and variable rate long-term debt as a result of a 325 basis point decrease in the federal funds rate from the rate in effect at May 31, 2007.  The $500 million borrowed under the REDLG program in August 2007 represents a lower cost compared to the Company's other forms of long-term debt as a result of the guarantee of repayment by the RUS.  In addition, the $175 million of 7.40% subordinated deferrable debt redeemed in June 2007 resulted in a 39 basis point decrease in the weighted average cost of subordinated deferrable debt.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.  There was a $5 million loss on the extinguishment of debt for the year ended May 31, 2007 due to the write-off of unamortized debt issuance costs associated with the early redemption of subordinated deferrable debt.

The adjusted interest expense, which includes all derivative cash settlements, was consistent for the year ended May 31, 2008 with the prior year period based on changes to interest expense noted above and derivative cash settlements described below.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $75 million for the year ended May 31, 2008 compared to the prior year period.  The adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2008 was $160 million, an increase of $16 million from the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense, and therefore net interest income.

Recovery of Loan Losses
The $30 million recovery of loan losses for the year ended May 31, 2008 resulted substantially from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.

Non-interest Income
Non-interest income decreased by $62 million for the year ended May 31, 2008 compared to the prior year primarily due to decreases in cash settlements and income from the operations of foreclosed assets.  The $59 million decrease in cash settlements for the year ended May 31, 2008 from the prior year period is primarily due to a $31 million payment received during the prior year for the termination of two exchange agreements compared to $8 million paid during the year ended May 31, 2008 for the termination of three exchange agreements.  Additionally, cash settlements decreased for the year ended May 31, 2008 due to the 325 basis point decrease in the federal funds rate from May 31, 2007 to May 31, 2008 as the Company received a variable rate on 59% of its interest rate exchange agreements during fiscal year 2008 compared to 41% of its interest rate exchange agreements for which the Company pays a variable rate.  Income from the operation of foreclosed assets decreased by $2 million for the year ended May 31, 2008 compared to the prior year due to a lower outstanding balance in foreclosed assets.  At May 31, 2008, the foreclosed assets are comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Non-interest Expense
Non-interest expense increased by $17 million for the year ended May 31, 2008 compared to the prior year.

Salaries and employee benefits increased by $3 million for the year ended May 31, 2008 as compared to the prior year period primarily due to additional headcount and higher medical insurance rates paid by the Company.  The Company had 13 additional employee positions filled at May 31, 2008 as compared to the prior year period end.

General and administrative expenses increased by $6 million for the year ended May 31, 2008 compared to the prior year period because of increased expenditures for the acceleration of information systems projects and the write-off of site work expenses on property the Company had under contract, but the seller was unable to meet the conditions to close the sale.  Increased membership meeting expenses, marketing and audit fees also contributed to higher general and administrative expenses for the year ended May 31, 2008.

For the year ended May 31, 2008, the Company determined that there was a reduction of $6 million to the market value of the real estate developer notes receivable held as foreclosed assets.  The reduction to the market value was primarily as a result of the slowdown in lot sales due to residential home market weakness.

The $19 million decrease in the derivative forward value during the year ended May 31, 2008 compared to the prior year period is due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

There was no foreign denominated debt outstanding during the year ended May 31, 2008, therefore resulting in no foreign currency adjustments compared to $15 million in the prior year period.  When the Company issues debt in foreign currencies, it must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, the Company typically enters into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

Minority Interest
Minority interest represents $0.3 million and $5.8 million of net loss for RTFC and NCSC, respectively, for the year ended May 31, 2008 compared to $0.1 million and $2.3 million of net income for RTFC and NCSC, respectively, for the prior year period.   The decrease in NCSC net income is primarily due to fluctuations in the fair value of its derivative instruments.

Net Income
The change in the line items described above resulted in an increase in net income of $34 million for the year ended May 31, 2008 from the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $138 million, compared to $108 million for the prior year period.  See "Non-GAAP Financial Measures" for further explanation of the adjustments the Company makes in its financial analysis to net income.

Fiscal Year 2007 versus 2006 Results
The following chart presents the results for the year ended May 31, 2007 versus 2006.

	For the year ended May 31,
(Dollar amounts in thousands)	2007	2006	Increase/ (Decrease)
Interest income	$1,054,224	$1,007,912	$46,312
Interest expense	(996,730)	(975,936)	(20,794)
Net interest income	57,494	31,976	25,518
Recovery of (provision for) loan losses	6,922	(23,240)	30,162
Net interest income after recovery of (provision for) loan losses	64,416	8,736	55,680

Non-interest income:
Rental and other income	1,533	2,398	(865)
Derivative cash settlements	86,442	80,883	5,559
Results of operations of foreclosed assets	9,758	15,492	(5,734)
Gain on sale of building and land	-	43,431	(43,431)
Total non-interest income	97,733	142,204	(44,471)

Non-interest expense:
Salaries and employee benefits	(33,817)	(31,494)	(2,323)
Other general and administrative expenses	(18,072)	(20,595)	2,523
Recovery of guarantee liability	1,700	700	1,000
Derivative forward value	(79,281)	28,805	(108,086)
Foreign currency adjustments	(14,554)	(22,594)	8,040
Loss on sale of loans	(1,584)	-	(1,584)
Total non-interest expense	(145,608)	(45,178)	(100,430)

Income prior to income taxes and minority interest	16,541	105,762	(89,221)

Income tax expense	(2,396)	(3,176)	780
Minority interest, net of income taxes	(2,444)	(7,089)	4,645
Net income	$11,701	$95,497	$(83,796)

TIER	1.01	1.10
Adjusted TIER (1)	1.12	1.11

(1) Adjusted to exclude the impact of the derivative forward value and foreign currency adjustments from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

The Company’s net interest income will increase or decrease due to changes in loan volume and the interest rates that it receives on its loans and pays on its sources of funding.  The Company’s loan volume substantially determines its funding needs. The following Volume Rate Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest income yield.

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

Volume Rate Variance Table
(Dollar amounts in millions)

	For the year ended May 31,
	2007			2006			Change due to
	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Volume (1)	Rate (2)	Total
Interest income
National Rural	$15,803	$917	5.80%	$15,605	$847	5.43%	$11	$59	$70
RTFC	1,994	106	5.30%	2,356	130	5.50%	(20)	(4)	(24)
NCSC	396	31	8.00%	444	31	7.08%	(4)	4	-
Total	$18,193	$1,054	5.79%	$18,405	$1,008	5.48%	$(13)	$59	$46

Interest expense
National Rural	$15,803	$(870)	(5.51)%	$15,605	$(827)	(5.30)%	$(10)	$(33)	$(43)
RTFC	1,994	(100)	(4.98)%	2,356	(123)	(5.21)%	18	5	23
NCSC	396	(27)	(6.90)%	444	(26)	(5.92)%	3	(4)	(1)
Total	$18,193	$(997)	(5.48)%	$18,405	$(976)	(5.30)%	$11	$(32)	$(21)

Net interest income
National Rural	$15,803	$47	0.29%	$15,605	$20	0.13%	$1	$26	$27
RTFC	1,994	6	0.32%	2,356	7	0.29%	(2)	1	(1)
NCSC	396	4	1.10%	444	5	1.16%	(1)	-	(1)
Total	$18,193	$57	0.31%	$18,405	$32	0.18%	$(2)	$27	$25

Derivative cash settlements (3)
National Rural	$12,508	$86	0.69%	$15,030	$82	0.54%	$(14)	$18	$4
NCSC	124	1	0.33%	110	(1)	(0.84)%	-	2	2
Total	$12,632	$87	0.68%	$15,140	$81	0.53%	$(14)	$20	$6

Adjusted interest expense (4)
Total	$18,193	$(910)	(5.00)%	$18,405	$(895)	(4.86)%	$(3)	$(12)	$(15)
(1) Variance due to volume is calculated using the following formula: (current average balance – prior year average balance) x prior year rate.
(2) Variance due to rate is calculated using the following formula: (current rate – prior year rate) x current average balance.
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the chart above includes the following as a percentage of average loans outstanding:

	For the year ended May 31,
	2007		2006
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$833,247		$759,618		$73,629
Interest on long-term variable rate loans (1)	114,786		153,613		(38,827)
Interest on short-term loans (1)	72,632		57,636		14,996
Total interest income on loans	1,020,665	5.61%	970,867	5.28%	49,798
Interest on investments (2)	9,662	0.05%	10,391	0.05%	(729)
Conversion fees (3)	9,162	0.05%	14,444	0.08%	(5,282)
Make-whole and prepayment fees (4)	4,748	0.03%	5,409	0.03%	(661)
Commitment and guarantee fees (5)	9,161	0.05%	6,488	0.04%	2,673
Other fees	826	-	313	-	513
Total interest income	$1,054,224	5.79%	$1,007,912	5.48%	$46,312
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

The $46 million or 5% increase to the total interest income for the year ended May 31, 2007 as compared to the prior year period was due to the increase to National Rural loan interest rates in the markets offset by lower RTFC loan volume.  During the year ended May 31, 2007, the Company raised variable interest rates by approximately 15 basis points, while fixed interest rates remained relatively stable.  For the year ended May 31, 2007, the Company had a reduction to interest income of $81 million due to non-accrual loans compared to a reduction of $79 million for the prior year period.  The decrease in loan volume is due to the prepayment of RTFC loans during the year ended May 31, 2007.  The $4 million decrease in fee and investment income earned during the year ended May 31, 2007 was due to lower conversion fees recognized as compared to the prior year period.

The $70 million increase in National Rural interest income during the year ended May 31, 2007 as compared to the prior year was due to the increase in interest rates and loan volume partly offset by the impact of non-accrual loans. The impact on National Rural interest income of non-accrual loans was a reduction of $39 million for the year ended May 31, 2007 as compared to $36 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the chart above.  The $24 million decrease in RTFC interest income during the year ended May 31, 2007 as compared to the prior year was due to the reduction in the balance of RTFC loans outstanding.  The impact on RTFC interest income of non-accrual loans was a reduction of $42 million for the year ended May 31, 2007 as compared to $43 million for the prior year period.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Volume Rate Variance Table above includes the following and the weighted average interest rate thereon:

	For the year ended May 31,
	2007		2006		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest expense - commercial paper and bid notes (1)	$178,687		$133,035		$45,652
Interest expense - medium-term notes (1)	363,760		409,454		(45,694)
Interest expense - collateral trust bonds (1)	218,523		271,980		(53,457)
Interest expense - subordinated deferrable debt (1)	33,089		45,349		(12,260)
Interest expense - subordinated certificates (1)	47,852		47,017		835
Interest expense - long-term private debt (1)	118,722		46,201		72,521
Total interest expense on debt	960,633	5.28%	953,036	5.18%	7,597
Debt issuance costs (2)	12,328	0.07%	9,662	0.05%	2,666
Derivative cash settlements, net (3)	-	-	2,278	0.01%	(2,278)
Commitment and guarantee fees (4)	16,023	0.09%	10,595	0.06%	5,428
Gain on extinguishment of debt (5)	4,806	0.03%	(1,907)	(0.01)%	6,713
Other fees	2,940	0.01%	2,272	0.01%	668
Total interest expense	$996,730	5.48%	$975,936	5.30%	$20,794
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

Non-interest Income
Non-interest income decreased by $44 million for the year ended May 31, 2007 compared to the prior year primarily due to the gain on the sale of the building.  On October 18, 2005, National Rural closed on the sale of its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. resulting in a gain of $43 million for the year ended May 31, 2006.  Cash settlements increased $6 million for the year ended May 31, 2007 compared to the prior year period due to a $31 million payment received as a result of the termination of two interest rate exchange agreements offset by both a decrease to the net rate earned by the Company on exchange agreements and the reduction in the average notional amount of derivatives outstanding as compared to the prior year period. The results of operations of foreclosed assets for the year ended May 31, 2007 decreased $6 million compared to the prior year period primarily due to a gain of $4 million recorded for the year ended May 31, 2006 related to the sale of real estate assets in August 2005.  At May 31, 2007, the remaining balance of foreclosed assets is comprised of notes receivable which the Company continues to service.

Non-interest Expense
Non-interest expense increased by $101 million for the year ended May 31, 2007 compared to the prior year due primarily to a $108 million decrease in the derivative forward value during the year ended May 31, 2007 compared to the prior year.  The decrease resulted from changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 17% reduction in the average notional amount of derivatives outstanding.

This was partially offset by an increase to the Company's foreign currency adjustment for the year ended May 31, 2007 of $8 million compared to the year ended May 31, 2006.  Changes in the exchange rate between the U.S. dollar and Euro and the U.S. dollar and Australian dollar may cause the value of foreign denominated debt outstanding to fluctuate.  An increase in the value of the Euro or the Australian dollar versus the value of the U.S. dollar results in an increase in the recorded U.S. dollar value of foreign denominated debt and therefore a charge to expense on the consolidated statements of operations, while a decrease in exchange rates results in a reduction in the recorded U.S. dollar value of foreign denominated debt and income. The Company has entered into foreign currency exchange agreements to cover all of the cash flows associated with its foreign denominated debt.  Changes in the value of the foreign currency exchange agreement are approximately offset by changes in the value of the outstanding foreign denominated debt.

Minority Interest
For the year ended May 31, 2007, minority interest decreased by $5 million to $2 million compared to $7 million for the year ended May 31, 2006.  Minority interest represents the RTFC and NCSC net income.

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

	For the year ended May 31,
	2008	2007	2006
Interest income	5.81%	5.79%	5.48%
Interest expense	(5.09)%	(5.48)%	(5.30)%
Net interest income	0.72%	0.31%	0.18%
Recovery of (provision for) loan losses	0.17%	0.04%	(0.13)%
Net interest income after recovery of (provision for) loan losses	0.89%	0.35%	0.05%

Non-interest income:
Rental and other income	0.01%	0.01%	0.01%
Derivative cash settlements	0.15%	0.48%	0.44%
Results of operations of foreclosed assets	0.04%	0.05%	0.08%
Gain on sale of building and land	-	-	0.23%
Total non-interest income	0.20%	0.54%	0.76%

Non-interest expense:
Salaries and employee benefits	(0.20)%	(0.19)%	(0.17)%
Other general and administrative expenses	(0.14)%	(0.10)%	(0.11)%
Recovery for guarantee liability	0.02%	0.01%	0.01%
Market adjustment of foreclosed assets	(0.03)%	-	-
Derivative forward value	(0.54)%	(0.43)%	0.16%
Foreign currency adjustments	-	(0.08)%	(0.13)%
Loss on sale of loans	-	(0.01)%	-
Total non-interest expense	(0.89)%	(0.80)%	(0.24)%

Income prior to income taxes and minority interest	0.20%	0.09%	0.57%

Income tax benefit (expense)	0.02%	(0.01)%	(0.01)%
Minority interest, net of income taxes	0.03%	(0.01)%	(0.04)%
Net income	0.25%	0.07%	0.52%

Adjusted net interest income (1)	0.87%	0.79%	0.62%
Adjusted income prior to income taxes and minority interest (2)	0.74%	0.60%	0.54%
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

	For the year ended May 31,
(Dollar amounts in thousands)	2008	2007	2006
Income prior to cumulative effect of
change in accounting principle	$45,745	$11,701	$95,497
Add: fixed charges	936,889	996,730	975,936

Earnings available for fixed charges	$982,634	$1,008,431	$1,071,433

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$936,889	$996,730	$975,936

Ratio of earnings to fixed charges	1.05	1.01	1.10

Financial Condition

Loan and Guarantee Portfolio Assessment
Loan Programs
Loans to members bear interest at rates determined from time to time by the Company after considering its interest expense, operating expenses, provision for loan losses and the maintenance of reasonable earnings levels.  In keeping with its not-for-profit cooperative charter, the Company's policy is to set interest rates at the lowest levels it considers to be consistent with sound financial management.

The following chart summarizes loans by type and by segment at May 31:
					Increase/
(Dollar amounts in thousands)	2008		2007		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,418,662	81%	$14,881,046	82%	$537,616
Long-term variable rate loans	1,918,216	10%	2,031,731	11%	(113,515)
Total long-term loans	17,336,878	91%	16,912,777	93%	424,101
Short-term loans (2)	1,690,117	9%	1,215,430	7%	474,687
Total loans	$19,026,995	100%	$18,128,207	100%	$898,788

					Increase/
(Dollar amounts in thousands)	2008		2007		(Decrease)
Loans by segment:
National Rural:
Distribution	$13,438,370	71%	$12,827,772	71%	$610,598
Power supply	3,339,112	17%	2,858,040	16%	481,072
Statewide and associate	108,925	1%	119,478	1%	(10,553)
National Rural Total	16,886,407	89%	15,805,290	88%	1,081,117
RTFC	1,726,514	9%	1,860,379	10%	(133,865)
NCSC	414,074	2%	462,538	2%	(48,464)
Total	$19,026,995	100%	$18,128,207	100%	$898,788

(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by 5% during the year ended May 31, 2008. National Rural loans outstanding increased due to net advances of $1,155 million offset by the sale of $74 million of National Rural distribution loans in loan securitization transactions during the year ended May 31, 2008.  The primary reasons for the National Rural loan growth included RUS note buyouts, funding of capital expenditures, bridge financing to fund projects prior to RUS funding is received and funding for renewable energy projects.

Long-term fixed rate loans at May 31, 2008 and 2007 represented 89% and 88%, respectively, of total long-term loans.  Loans converting from a variable rate to a fixed rate for the year ended May 31, 2008 totaled $711 million, which was offset by $274 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $437 million from a variable rate to a fixed rate for the year ended May 31, 2008.  For the year ended May 31, 2007, loans converting from a variable rate to a fixed rate totaled $372 million, which was offset by $190 million of loans that converted from a fixed rate to a variable rate.  This resulted in a net conversion of $182 million from a variable rate to a fixed rate for the year ended May 31, 2007.

The following chart summarizes loans and guarantees outstanding by segment at May 31:

(Dollar amounts in thousands)	2008		2007		Increase/ (Decrease)
National Rural:
Distribution	$13,622,829	68%	$13,039,092	68%	$583,737
Power supply	4,125,567	20%	3,655,049	19%	470,518
Statewide and associate	131,710	1%	144,837	1%	(13,127)
National Rural Total	17,880,106	89%	16,838,978	88%	1,041,128
RTFC	1,726,774	9%	1,860,379	10%	(133,605)
NCSC	457,255	2%	503,224	2%	(45,969)
Total	$20,064,135	100%	$19,202,581	100%	$861,554

The following table summarizes the RTFC segment loans and guarantees outstanding as of May 31:
(Dollar amounts in thousands)	2008		2007		Increase/ (Decrease)
Rural local exchange carriers	$1,518,197	88%	$1,630,246	88%	$(112,049)
Cable television providers	153,539	9%	154,738	8%	(1,199)
Fiber optic network providers	16,884	1%	37,422	2%	(20,538)
Competitive local exchange carriers	29,871	2%	21,039	1%	8,832
Wireless providers	4,579	-	3,609	-	970
Long distance carriers	-	-	9,069	1%	(9,069)
Other	3,704	-	4,256	-	(552)
Total	$1,726,774	100%	$1,860,379	100%	$(133,605)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At May 31, 2008, 2007 and 2006, loans and guarantees outstanding to members in any one state or territory did not exceed 17%, 15% and 16%, respectively, of total loans and guarantees outstanding.

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

At May 31, 2008 and 2007, the total exposure outstanding to any one borrower or controlled group did not exceed 2.7% and 3.0%, respectively, of total loans and guarantees outstanding.  At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system. At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications systems.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2008		2007		Increase/
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,395,865		$3,306,986		$88,879
Guarantees	164,740		76,867		87,873
Total credit exposure to ten largest borrowers	$3,560,605	18%	$3,383,853	18%	$176,752

Total by segment:
National Rural	$3,043,905		$2,691,060		$352,845
RTFC	491,700		692,793		(201,093)
NCSC	25,000		-		25,000
Total credit exposure to ten largest borrowers	$3,560,605	18%	$3,383,853	18%	$176,752

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment at May 31:

	2008		2007		Increase/
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,150,739		$1,634,296		$516,443
Guarantees	235,816		220,983		14,833
Total unsecured credit exposure	$2,386,555	11%	$1,855,279	10%	$531,276

Total by segment:
National Rural	$2,100,676		$1,559,097		$541,579
RTFC	229,287		230,300		(1,013)
NCSC	56,592		65,882		(9,290)
Total unsecured credit exposure	$2,386,555	11%	$1,855,279	10%	$531,276

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At May 31, 2008 and 2007, the Company had non-performing loans outstanding in the amount of $507 million and $502 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At May 31, 2008 and 2007, non-performing loans include $492 million and $493 million, respectively, to Innovative Communication Corporation (“ICC”).  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Jeffrey Prosser (“Prosser”) and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003.  In response to the lawsuits filed by RTFC, ICC, ICC’s subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, National Rural and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages (together with the RTFC claims, the “Loan Litigation”).

In February 2006, involuntary bankruptcy petitions were filed against Prosser, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC"); and on April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural thereby resolving all the Loan Litigation in RTFC’s favor.

Although the judgment debtors and others were given an opportunity to satisfy the judgments at a discount, on July 31, 2006, ICC-LLC, Emcom and Prosser each filed a voluntary bankruptcy petition for reorganization.  The cases are pending in the United States District Court for the Virgin Island, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee, Stan Springel, was later appointed for the ICC-LLC and Emcom estates; and Prosser’s individual case was converted to Chapter 7 liquidation in October 2007.  Prosser’s Chapter 7 trustee is in the process of marshaling Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed Stan Springel as its trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition, including property in Prosser’s possession or control, and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.

In most cases, the sale (as part of the Chapter 11 cases) of ICC or any of its subsidiaries engaged in a regulated telecommunications or cable television business, or of the regulated assets of ICC or its subsidiaries, will require the prior consent of the respective regulators in the United States (including the Federal Communications Commission and the U.S. Virgin Islands Public Services Commission), the British Virgin Islands, France and its Caribbean territories, and the Netherlands Antilles.  In certain limited cases, only a post-transaction notification will be required.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 15 to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2008.

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

At May 31, 2008 and 2007, restructured loans totaled $577 million and $603 million, respectively.  A total of $519 million and $545 million of restructured loans were on non-accrual status with respect to the recognition of interest income at May 31, 2008 and 2007, respectively.

At May 31, 2008 and 2007, the Company had $519 million and $545 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both May 31, 2008 and 2007.  Total loans to CoServ at May 31, 2008 and 2007 represented 2.7% and 2.9% of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of May 31, 2008, a total of $20 million had been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2008.

Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer had experienced deterioration in its financial condition as a result of losses in the gas operation.  At May 31, 2008 and 2007, National Rural had a total $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at May 31, 2008.  National Rural is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2008 and 2007, the Company had impaired loans totaling $1,078 million and $1,099 million, respectively.  At May 31, 2008 and 2007, National Rural had specifically reserved a total of $331 million and $397 million, respectively, to cover impaired loans.

The following chart presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(Dollar amounts in thousands)	May 31, 2008	May 31, 2007	May 31, 2006
Non-performing loans	$506,864	$501,864	$577,869
Percent of loans outstanding	2.67%	2.77%	3.15%
Percent of loans and guarantees outstanding	2.52%	2.61%	2.97%

Restructured loans	$577,111	$603,305	$630,354
Percent of loans outstanding	3.03%	3.33%	3.43%
Percent of loans and guarantees outstanding	2.88%	3.14%	3.24%

Total non-performing and restructured loans	$1,083,975	$1,105,169	$1,208,223
Percent of loans outstanding	5.70%	6.10%	6.58%
Percent of loans and guarantees outstanding	5.40%	5.75%	6.21%

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

Management makes recommendations to the board of directors of National Rural regarding write-offs of loan balances.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, write-offs totaled $212 million and recoveries totaled $34 million for a net loan loss of $178 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the year ended May 31,
(Dollar amounts in thousands)	2008	2007	2006
Beginning balance	$561,663	$611,443	$589,749
(Recovery of) provision for loan losses	(30,262)	(6,922)	23,240
Net write-offs	(16,495)	(42,858)	(1,546)
Ending balance	$514,906	$561,663	$611,443
`
Loan loss allowance by segment:
National Rural	$514,626	$561,113	$610,617
NCSC	280	550	826
Total	$514,906	$561,663	$611,443

As a percentage of total loans outstanding	2.71%	3.10%	3.33%
As a percentage of total non-performing loans outstanding	101.59%	111.95%	105.71%
As a percentage of total restructured loans outstanding	89.22%	93.20%	96.98%

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

The Company's loan loss allowance decreased $47 million from May 31, 2007 to May 31, 2008.  Within National Rural’s loan loss allowance at May 31, 2008 as compared to the prior year end, there was a decrease in the calculated impairments of $66 million, which was offset by an increase of $23 million to the unallocated reserve.  The decrease to the calculated impairments was primarily due to a settlement agreement with VarTec resulting in a loan write-off of $17 million, payments received on impaired loans and lower variable interest rates at May 31, 2008 as compared to May 31, 2007.  The increase of $23 million to the unallocated reserve was primarily due to a change in the single obligor component.  During the third quarter of fiscal year 2008, the Company lowered the single obligor threshold from 1.5% to 1.0% of total outstanding credit.  This lower threshold level effectively aligns the single obligor component with the top ten credit exposures.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following chart provides a breakout of debt outstanding at May 31:
(Dollar amounts in thousands)	2008	2007	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,050,264	$2,784,619	$265,645
Bank bid notes	100,000	100,000	-
Long-term debt with remaining maturities less than one year	3,177,189	1,367,504	1,809,685
Subordinated deferrable debt with remaining maturities less than one year	-	175,000	(175,000)
Total short-term debt	6,327,453	4,427,123	1,900,330
Long-term debt:
Collateral trust bonds	2,886,580	4,017,357	(1,130,777)
Notes payable	2,956,403	2,532,630	423,773
Medium-term notes	4,330,604	4,745,232	(414,628)
Total long-term debt	10,173,587	11,295,219	(1,121,632)
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	649,465	649,424	41
Loan certificates	654,047	624,888	29,159
Guarantee certificates	103,267	107,135	(3,868)
Total members' subordinated certificates	1,406,779	1,381,447	25,332

Total debt outstanding	$18,219,259	$17,415,229	$804,030

Percentage of fixed rate debt (2)	82%	83%
Percentage of variable rate debt (3)	18%	17%
Percentage of long-term debt	65%	75%
Percentage of short-term debt	35%	25%
(1) Includes $251 million and $250 million related to the daily liquidity fund at May 31, 2008 and 2007, respectively.
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

The following chart provides additional information on the debt instruments offered by the Company:

Debt Instrument	Maturity Range	Rate Options	Market	Security	Credit Rating (1)
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured	NA
Bank bid notes	Up to 3 months	Fixed rate	Bank institutions	Unsecured	NA
Commercial paper	1 to 270 days	Fixed rate	Public capital markets and members	Unsecured	P-1, A-1, F-1
Collateral trust bonds	Range from 2 years to 30 years	Fixed or Variable rate	Public capital markets	Secured (2)	A1, A+, A+
Medium-term notes	Range from 9 months to 30 years	Fixed or Variable rate	Public capital markets and members	Unsecured	A2, A, A
Notes payable	Range from 2 years to 30 years	Fixed or Variable rate	Private placement	Varies (3)	Varies (3)
Subordinated deferrable debt (4)	Up to 39 yrs	Fixed or Variable rate	Public capital markets	Unsecured (5)	A3, BBB+, A-
Subordinated certificates	Up to 100 years (6)	Varies	Members	Unsecured (7)	NA

(1) Based on rates defined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings, respectively.
(2) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(3) At May 31, 2008, primarily represents secured notes payable to Federal Agricultural Mortgage Corporation ("Farmer Mac") which are rated A1, A+, A+ by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings, respectively, and unsecured notes payable issued under the REDLG program which do not have a credit rating.  As a requirement, however, National Rural must obtain a rating for REDLG notes payable without regard to the bond guarantee agreement with RUS.  See further discussion of National Rural’s private debt issuances under “Sources of Liquidity.”
(4) The Company has the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters.  The Company has the right to call the subordinated deferrable debt any time after five years, at par.  To date, the Company has not exercised its option to suspend interest payments.
(5) Subordinate and junior in right of payment to senior debt and the debt obligations guaranteed by the Company, but senior to subordinated certificates.
(6) Membership subordinated certificates generally mature in 100 years from issuance.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may also amortize annually based on the outstanding loan balance.
(7) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations guaranteed by the Company.

Other information with regard to short-term debt at May 31 is as follows:

(Dollar amounts in thousands)	2008	2007	2006
Weighted average maturity outstanding at year-end:
Short-term debt (1)	26 days	25 days	26 days
Long-term debt maturing within one year	116 days	192 days	203 days
Total	71 days	83 days	92 days
Average amount outstanding during the year:
Short-term debt (1)	$2,892,202	$3,372,639	$3,204,852
Long-term debt maturing within one year	2,961,714	1,692,083	3,502,026
Total	5,853,916	5,064,722	6,706,878
Maximum amount outstanding at any month-end during the year:
Short-term debt (1)	3,259,556	3,847,814	4,208,796
Long-term debt maturing within one year	3,981,567	2,549,356	4,031,102
(1) Includes the daily liquidity fund and bank bid notes and does not include long-term debt due in less than one year.

Total debt outstanding at May 31, 2008 increased as compared to May 31, 2007 due primarily to the increase of $899 million to loans outstanding.  During fiscal year 2008, $1,595 million of extendible collateral trust bonds and $250 million of extendible medium-term notes were reclassified from long-term debt to short-term debt because investors elected not to extend the maturity of the debt.  An additional $500 million was borrowed under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program in August 2007.  In January 2008, the Company issued $700 million of 5.45% collateral trust bonds due February 2018.  In March 2008, the Company sold to Farmer Mac $400 million of floating rate debt due in 2013.  Subsequent to the end of the fiscal year in June 2008, the Company issued $900 million of 5.50% collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010.

During fiscal year 2008, the Company redeemed the 7.40% subordinated deferrable debt securities due 2050 totaling $175 million reported in short-term debt at May 31, 2007.  The Company redeemed these securities at par and recorded a charge of $6 million in interest expense for the unamortized issuance costs in the first quarter of fiscal year 2008.

At May 31, 2008 and 2007, there was no foreign denominated debt outstanding.

The increase to members' subordinated certificates of $25 million for the year ended May 31, 2008 is primarily due to $78 million of new loan certificates related to the increase in loans outstanding offset by loan prepayments, normal amortization and maturities.

Minority Interest
At May 31, 2008 and 2007, the Company reported minority interests of $14 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represented 100% of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

During the year ended May 31, 2008, the balance of minority interest decreased by $6 million of minority interest net loss for the year ended May 31, 2008 and the retirement of $2 million of patronage capital to RTFC members in January 2008.

Equity
The following chart provides a breakout of the equity balances at May 31:

(in thousands)	2008	2007	Increase/ (Decrease)
Membership fees	$993	$997	$(4)
Education fund	1,484	1,406	78
Members' capital reserve	187,409	158,308	29,101
Allocated net income	423,249	405,598	17,651
Unallocated net income (1)	(53)	(23)	(30)
Total members' equity	613,082	566,286	46,796
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849	(94,298)
Current period derivative forward value (2)	(87,495)	(79,744)	(7,751)
Current period foreign currency adjustments	-	(14,554)	14,554
Total retained equity	657,138	697,837	(40,699)
Accumulated other comprehensive income	8,827	12,204	(3,377)
Total equity	$665,965	$710,041	$(44,076)
(1) Excludes derivative forward value and foreign currency adjustments.
(2) Represents the derivative forward value loss recorded by National Rural for the period.

Applicants are required to pay a one-time fee to become a member. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and 52.  National Rural allocates a small portion, less than 1%, of net earnings annually to the education fund as required by cooperative law.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year that the net earnings were earned.  There is no impact on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural annually retires a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At May 31, 2008, total equity decreased by $44 million from May 31, 2007.  During the year ended May 31, 2008, National Rural retired $86 million of patronage capital to its members and accumulated other comprehensive income related to derivatives decreased $3 million which was offset by net income of $46 million.

Contractual Obligations
The following table summarizes the long-term contractual obligations at May 31, 2008 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2009	2010	2011	2012	2013	Years	Total
Long-term debt due in less than one year	$3,177	$-	$-	$-	$-	$-	$3,177
Long-term debt	-	1,859	553	1,554	441	5,767	10,174
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	8	37	26	14	14	1,055	1,154
Operating leases (2)	3	2	-	-	-	-	5
Contractual interest on long-term debt (3)	641	527	482	446	359	4,265	6,720
Total contractual obligations	$3,829	$2,425	$1,061	$2,014	$814	$11,398	$21,541
(1) Excludes loan subordinated certificates totaling $253 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12% of amortizing loan subordinated certificates outstanding.
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
(3) Represents the interest obligation on the Company's debt based on terms and conditions at May 31, 2008.

Off-Balance Sheet Obligations
Guarantees
The following chart provides a breakout of guarantees outstanding by type and by segment at May 31:
(in thousands)	2008	2007	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$498,495	$526,185	$(27,690)
Indemnifications of tax benefit transfers	94,821	107,741	(12,920)
Letters of credit	343,424	365,766	(22,342)
Other guarantees	100,400	74,682	25,718
Total	$1,037,140	$1,074,374	$(37,234)
Total by segment:
National Rural	$993,699	$1,033,688	$(39,989)
RTFC	260	-	260
NCSC	43,181	40,686	2,495
Total	$1,037,140	$1,074,374	$(37,234)

The decrease in total guarantees outstanding at May 31, 2008 compared to May 31, 2007 is primarily due to the normal amortization on long-term tax-exempt bonds and tax benefit transfers and a reduction in the amount of letters of credit offset by a $26 million increase to other guarantees outstanding.

At May 31, 2008 and 2007, the Company had recorded a guarantee liability totaling $15 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at May 31, 2008 and the related principal amortization and maturities by fiscal year.

(in thousands)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2008	2009	2010	2011	2012	Years
Guarantees (1)	$1,037,140	$169,084	$191,214	$159,027	$54,318	$107,278	$356,219
(1) On a total of $330 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At May 31, 2008, the Company had unadvanced loan commitments totaling $13,574 million, an increase of $670 million compared to the balance of $12,904 million at May 31, 2007.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  Substantially all credit commitments for long-term loans contain material adverse change clauses, thus for a borrower to qualify for the advance of long-term funds, the Company must be satisfied that there has been no material adverse change since the loan was approved based on National Rural's credit underwriting policy at that time.  The Company offers lines of credit loans that may or may not contain a material adverse change clause.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, it does not anticipate funding most of these commitments.  Approximately 56% of the outstanding commitments at May 31, 2008 and 2007 were for short-term or line of credit loans.   Based on the information above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the chart summarizing off-balance sheet obligations above.  Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at May 31, 2008 was 29.64, an increase from 26.64 at May 31, 2007.  The increase in the leverage ratio is due to an increase of $856 million in total liabililities and a decrease of $44 million in total equity offset by a decrease of $37 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At May 31, 2008 and 2007, the adjusted leverage ratio was 7.50 and 6.81, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $912 million and a decrease of $111 million in adjusted equity offset by a decrease in guarantees of $37 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of "Financial Condition".  In addition to the adjustments made to the leverage ratio in the "Non-GAAP Financial Measures" section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at May 31, 2008 was 28.08, an increase from 25.13 at May 31, 2007.  The increase in the debt to equity ratio is due to the decrease of $44 million in total equity and an increase of $856 million in total liabilities as discussed under the Liabilities, Minority Interest and Equity section of "Financial Condition".

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to arrive at adjusted equity.  At May 31, 2008 and 2007, the adjusted debt to equity ratio was 7.06 and 6.37, respectively.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $111 million in adjusted equity and an increase of $912 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at May 31, 2008.

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

At May 31, 2008, Standard & Poor’s Corporation and Fitch Ratings had the Company’s ratings on positive outlook and Moody's Investors Service had the Company's ratings on stable outlook.

Liquidity and Capital Resources
The following section discusses the Company's sources and uses of liquidity.  The Company's primary sources of liquidity include capital market debt issuance, private debt issuance, member loan principal repayments, member loan interest payments, a revolving bank line facility and member investments.  The Company's primary uses of liquidity include loan advances, interest payments on debt, principal repayments on debt and patronage capital retirements.  The Company believes that its sources of liquidity are adequate to cover the uses of liquidity.

Sources of Liquidity
Capital Market Debt Issuance
At May 31, 2008, the Company had effective registration statements for the issuance of $2,788 million of medium-term notes and $165 million of subordinated deferrable debt.   The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.   The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $2 billion of medium-term notes in the Australian market.  At May 31, 2008, the Company has not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreements.  The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Subsequent to fiscal year 2008, the Company issued $900 million of 5.50% collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010 in June 2008.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued a total of $500 million of 4.656% notes to Farmer Mac which matured in July 2008.  In March 2008, the Company issued to Farmer Mac $400 million of floating rate debt due in 2013.  Both notes payable issued to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  At May 31, 2008, the Company was also authorized to borrow up to $2.5 billion under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, of which $2.5 billion was outstanding.  National Rural is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.

On December 26, 2007, the President of the United States signed the Appropriations Act for Fiscal Year 2008 which provides $500 million in additional funding from the FFB with a guarantee of repayment by the RUS as part of the funding mechanism for REDLG.  In May 2008, legislation was passed which removed a limitation based on the amount of loans the Company has issued on a concurrent basis with RUS.  As a result, on May 28, 2008, National Rural submitted an application to borrow an additional $500 million available under FFB loan facilities.

Member Loan Repayments
There has been significant prepayment activity over the past three fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.  Amortization of the Company’s long-term loans in each of the five fiscal years following May 31, 2008 and thereafter are as follows:

(in thousands)	Amortization (1)
2009	$800,630
2010	1,538,267
2011	839,040
2012	1,118,767
2013	805,275
Thereafter	12,234,899
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments
During the year ended May 31, 2008, interest income on the loan portfolio was $1,036 million, representing an average yield of 5.63% as compared to 5.61% and 5.28% for the years ended May 31, 2007 and 2006, respectively.  At May 31, 2008, 81% of the total loans outstanding had a fixed rate of interest and 19% of loans outstanding had a variable rate of interest. At May 31, 2008, a total of 5% of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements at May 31:

(Dollar amounts in thousands)	2008	2007	Termination Date	Facility fee per annum (1)
364-day agreement	$-	$1,125,000	March 14, 2008	0.05 of 1%
Five-year agreement	1,125,000	1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
364-day agreement (2)	1,500,000	-	March 13, 2009	0.05 of 1%
Total	$3,650,000	$3,275,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Upfront fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2008, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  Upfront fees were paid to the banks for their commitment to the 364-day facility in place at May 31, 2008, totaling $0.1 million, which will be amortized on a straight-line basis over the life of the agreement.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at May 31, 2008.

At May 31, 2008 and 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:
		Actual
	Requirement	2008	2007

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.16	1.09

Minimum adjusted TIER at fiscal year end (1)	1.05	1.15	1.12

Maximum ratio of senior debt to total equity	10.00	7.33	6.65
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

Member Investments
At May 31, 2008 and 2007, members funded 19.7% and 20.9%, respectively, of total assets as follows:

	2008		2007		Increase/
(Dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,403,960	46%	$1,633,653	59%	$(229,693)
Medium-term notes	392,739	8%	307,622	6%	85,117
Members' subordinated certificates	1,406,779	100%	1,381,447	100%	25,332
Members' equity (3)	613,082	100%	566,286	100%	46,796
Total	$3,816,560		$3,889,008		$(72,448)
Percentage of total assets	19.7%		20.9%
Percentage of total assets less derivative assets (3)	19.9%		21.2%
(1) Represents the percentage of each line item outstanding to the Company’s members.
(2) Includes $251 million and $250 million related to the daily liquidity fund at May 31, 2008 and 2007, respectively.
(3) See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to May 31, 2008.  At May 31, 2008, the Company had unadvanced loan commitments totaling $13,574 million.  The Company does not expect to advance the full amount of the unadvanced commitments at May 31, 2008.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 56% of the outstanding commitments at May 31, 2008 were for short-term or line of credit loans.  The Company anticipates that over the next twelve months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the year ended May 31, 2008, interest expense on debt was $902 million, representing 4.90% of the average loan volume for which the debt was used as funding.  The interest expense on debt represented 5.28% and 5.18% of the average loan volume for which the debt was used as funding for the years ended May 31, 2007 and 2006, respectively.  At May 31, 2008, a total of 82% of outstanding debt had a fixed interest rate and 18% of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2008 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing (1)	Interest Rate
2009	$3,185,351	3.77%
2010	1,895,923	5.18%
2011	578,508	4.46%
2012	1,568,240	7.13%
2013	454,843	3.47%
Thereafter	7,133,617	5.55%
Total	$14,816,482	5.18%
(1) Excludes loan subordinated certificates totaling $253 million that amortize annually based on the outstanding balance of the related loan.  There are many items that impact the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 28 of the last 29 years.  In July 2008, the National Rural board of directors approved the allocation of a total of $103 million from fiscal year 2008 net earnings to the National Rural members.  National Rural is scheduled to make a cash payment of $85 million to its members in September 2008 as retirement of 70% of the amount allocated for fiscal year 2008 and 1/9th of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk

The Company's primary market risks are interest rate risk and liquidity risk.  The Company is also exposed to counterparty risk as a result of entering into interest rate exchange agreements.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed rate loan portfolio.  The Company does not match fund the majority of its fixed rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable rate debt to fund fixed rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  To mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see chart on page 47).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At May 31, 2008 and 2007, 19% and 18%, respectively, of loans carried variable interest rates.

Matched Funding Policy
To monitor interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis (see chart on page 47).  It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of 3% of total assets excluding derivative assets.  At May 31, 2008, the Company had $15,203 million of fixed rate assets amortizing or repricing, funded by $13,124 million of fixed rate liabilities maturing during the next 30 years and $1,771 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $308 million, or less than 2% of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by interest rate exchange agreements to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

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

The following chart shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at May 31, 2008.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
As of May 31, 2008

May 31,		June 1,	June 1,	June 1,	June 1,
2009		2009 to	2011 to	2013 to	2018 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2011	2013	2018	2028	2028	Total
Assets:
Amortization and repricing	$2,044	$3,437	$2,784	$3,359	$2,622	$957	$15,203
Total assets	$2,044	$3,437	$2,784	$3,359	$2,622	$957	$15,203

Liabilities and members' equity:
Long-term debt	$1,766	$3,103	$3,455	$3,763	$782	$255	$13,124
Subordinated certificates	26	55	79	67	535	490	1,252
Members' equity (1)	15	25	31	127	109	212	519
Total liabilities and members' equity	$1,807	$3,183	$3,565	$3,957	$1,426	$957	$14,895

Gap (2)	$237	$254	$(781)	$(598)	$1,196	$-	$308
Cumulative gap	$237	$491	$(290)	$(888)	$308	$308
Cumulative gap as a % of total assets	1.22%	2.53%	(1.50)%	(4.58)%	1.59%	1.59%
Cumulative gap as a % of adjusted total assets (3)	1.24%	2.56%	(1.51)%	(4.63)%	1.61%	1.61%

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets.  See "Non-GAAP Financial Measures" for further explanation of why National Rural uses members' equity in its analysis of the funding of its loan portfolio.
(2) Assets less liabilities and members' equity.
(3) Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Use of Derivatives
At May 31, 2008 and 2007, the Company was a party to interest rate exchange agreements with a total notional amount of $12,916 million and $12,533 million, respectively.  The Company uses interest rate exchange agreements as part of its overall interest rate matching strategy.  Interest rate exchange agreements are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate exchange agreements only with highly rated financial institutions.  National Rural used interest rate exchange agreements to synthetically change the interest rate from a variable rate to a fixed rate on $7,660 million as of May 31, 2008 and $7,277 million as of May 31, 2007 of debt used to fund long-term fixed rate loans.  Interest rate exchange agreements were used to synthetically change the interest rates from fixed to variable on $5,256 million of long-term debt as of May 31, 2008 and 2007.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At May 31, 2008 and 2007, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into interest rate exchange agreements.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At May 31, 2008 and 2007, the Company was a party to interest rate exchange agreements with notional amounts totaling $12,916 million and $12,533 million, respectively.  To date, the Company has not experienced a failure of a counterparty to perform as required under any of these agreements.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At May 31, 2008, the Company's interest rate exchange agreement counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

The Company currently uses two types of interest rate exchange agreements:  (1) the Company pays a fixed rate and receives a variable rate and (2) the Company pays a variable rate and receives a fixed rate.  The following chart provides a breakout of the interest rate exchange agreements at May 31, 2008 by type of agreement.

(Dollar amounts in thousands)	Notional Amount	Weighted Average Rate Paid	Weighted Average Rate Received
Pay fixed / receive variable	$7,659,973	4.59%	2.64%
Pay variable / receive fixed	5,256,440	3.50%	6.15%
Total	$12,916,413	4.15%	4.07%

Foreign Currency Risk
The Company may issue commercial paper, medium-term notes or bonds denominated in foreign currencies.  At May 31, 2008 and 2007, there was no foreign denominated debt outstanding.  When the Company issues foreign denominated debt, it typically mitigates foreign currency risk by entering into an exchange agreement to lock in the exchange rate for all interest and principal payments through maturity.

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

At May 31, 2008, the Company had the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories: (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.  In calculating the required payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreement.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,851,658	$(637)	$38,492	$37,855
Fall below Baa1/BBB+	7,028,358	(31,472)	30,584	(888)
Total	$8,880,016	$(32,109)	$69,076	$36,967

See chart on page 43 for National Rural's senior unsecured credit ratings as of May 31, 2008.

In addition to the rating triggers listed above, at May 31, 2008, the Company had $717 million of notional amount of exchange agreements, with one counterparty, that would require the pledging of collateral in an amount equal to the fair value of the exchange agreements if the Company’s senior secured ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB.  At May 31, 2008, the net obligation totaled $9 million for the $717 million notional amount of exchange agreements subject to this rating trigger.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  At May 31, 2008, the Company has a total of $3,177 million of long-term debt maturing during the next twelve months.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At May 31, 2008 and 2007, the Company had a total of $3,650 million and $3,275 million, respectively, in revolving credit agreements and bank lines of credit. In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15% or less of total debt outstanding.  At May 31, 2008 and 2007, there was a total of $1,612 million and $1,118 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 9% and 6%, respectively, of the Company's total debt outstanding.

National Rural continues to see significant investment support from its members with $3.2 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at May 31, 2008.  The member debt investments represented 18% of the total debt outstanding at May 31, 2008.  In addition, National Rural had a total of $3.5 billion of privately placed debt outstanding at May 31, 2008, $2.5 billion of which was guaranteed by the U.S. Government under the REDLG program.  The private placements of debt represented 19% of total debt outstanding at May 31, 2008.  National Rural did not experience any difficulty issuing its commercial paper in the capital markets during fiscal year 2008, although there was a slight widening of the spread demanded by investors at certain times during the year.  NCSC did experience some issues with the issuance of its commercial paper, which carries a guarantee from National Rural.  Due to the significant increase in spread demanded by investors, NCSC was limited to issuing very short maturities for a period of time during the year ended May 31, 2008.  The slightly higher spread paid on dealer commercial paper did not have a significant impact on National Rural's funding cost, as dealer commercial paper represented 8% of total debt at May 31, 2008.  At the time of this filing, neither National Rural or NCSC are experiencing any difficulties issuing commercial paper and current spreads are consistent with National Rural’s historic trading levels.

At May 31, 2008, the Company was the guarantor and liquidity provider for $330 million of tax-exempt bonds issued for its member cooperatives.  A total of $133 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $120 million of such tax-exempt bonds reprice semi-annually.  A total of $77 million of such bonds were in unit price mode and reprice approximately every 30 days.  National Rural has not been required to purchase any of the bonds in its role as liquidity provider.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode.  National Rural has not been required to perform under the guarantee of its members’ tax-exempt bonds.

For additional information about the risks related to the Company's business, see Item 1A. "Risk Factors".

Financial Instruments and Derivatives
All financial instruments to which the Company was a party at May 31, 2008 were entered into or contracted for purposes other than trading.  The following table provides the significant balances and contract terms related to the financial instruments at May 31, 2008.

			Principal Amortization and Maturities
(Dollar amounts in millions)	Outstanding							Remaining
Instrument	Balance	Fair Value	2009	2010	2011	2012	2013	Years
Assets:
Long-term fixed rate loans (1)	15,141	14,384	704	933	718	1,046	718	11,022
Average rate	6.17%		5.98%	5.96%	6.03%	6.07%	6.04%	6.22%
Long-term variable rate loans (2)	1,103	1,103	76	117	106	57	71	676
Average rate (3)	5.15%		-	-	-	-	-	-
Short-term loans (4)	1,664	1,664	1,664	-	-	-	-	-
Average rate (3)	4.23%		4.23%	-	-	-	-	-
RUS Guaranteed FFB Refinance	35	35	2	3	3	3	3	21
Average rate (3)	2.46%		-	-	-	-	-	-
Non-performing loans (5)	507	281	8	499	-	-	-	-
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	577	377	12	12	12	13	13	515
Average rate (5)	0.60%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	6,327	6,334	6,327	-	-	-	-	-
Average rate	3.02%		3.02%	-	-	-	-	-
Medium-term notes	4,331	4,600	-	1,646	44	1,547	32	1,062
Average rate	6.52%			5.14%	4.64%	7.16%	4.73%	7.84%
Collateral trust bonds	2,887	2,876	-	210	506	5	5	2,161
Average rate	5.29%			5.67%	4.42%	7.35%	7.35%	5.45%
Long-term notes payable	2,956	3,072	-	3	3	3	403	2,544
Average rate	4.83%			8.11%	8.11%	8.11%	3.32%	5.06%
Subordinated deferrable debt	311	292	-	-	-	-	-	311
Average rate	6.31%		-	-	-	-	-	6.31%
Membership sub certificates (7)	1,154	N/A	8	37	26	14	14	1,055
Average rate	4.35%		2.18%	3.88%	4.71%	4.02%	3.71%	4.39%
(1) The principal amount of fixed rate loans is the total of scheduled principal amortizations without consideration for loans that reprice.  Includes $214 million of loans guaranteed by RUS.
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
(7) Fair value has not been included as it is impracticable to develop a discount rate that measures fair value (see Note 14 to the consolidated financial statements). Excludes loan subordinated certificates totaling $253 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12% of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which the Company was a party at May 31, 2008.

(Dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2009	2010	2011	2012	2013	Years
Interest rate exchange agreements	$12,916	$49	$1,004	$2,363	$477	$2,971	$1,089	$5,012
Average rate paid	4.15%
Average rate received	4.07%

There were no cross currency or cross currency interest rate exchange agreements to which the Company was a party at May 31, 2008 and 2007.

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

The following chart provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest and net income and these financial measures adjusted to exclude the impact of deriviatives and foreign currency adjustments and to include minority interest in net income for the years ended May 31, 2008, 2007, 2006, 2005 and 2004.

	For the year ended May 31,
	2008	2007	2006	2005	2004
(in thousands)
Interest expense	$(936,889)	$(996,730)	$(975,936)	$(942,033)	$(941,491)
Adjusted to include: Derivative cash settlements	27,033	86,442	80,883	78,287	123,363
Adjusted interest expense	$(909,856)	$(910,288)	$(895,053)	$(863,746)	$(818,128)

Net interest income	$132,651	$57,494	$31,976	$88,820	$68,365
Adjusted to include: Derivative cash settlements	27,033	86,442	80,883	78,287	123,363
Adjusted net interest income	$159,684	$143,936	$112,859	$167,107	$191,728

Income (loss) prior to income taxes and minority interest	$36,311	$16,541	$105,762	$126,561	$(194,292)
Adjusted to exclude: Derivative forward value	98,743	79,281	(28,805)	(25,849)	228,840
Foreign currency adjustments	-	14,554	22,594	22,893	65,310
Adjusted income prior to income taxes and
minority interest	$135,054	$110,376	$99,551	$123,605	$99,858

Net income (loss) prior to cumulative effect of change in accounting principle	$45,745	$11,701	$95,497	$122,503	$(200,098)
Adjusted to include: Minority interest net income	(6,099)	2,444	7,089	2,540	1,989
Adjusted to exclude: Derivative forward value	98,743	79,281	(28,805)	(25,849)	228,840
Foreign currency adjustments	-	14,554	22,594	22,893	65,310
Adjusted net income	$138,389	$107,980	$96,375	$122,087	$96,041

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following chart provides the TIER and adjusted TIER for the years ended May 31, 2008, 2007, 2006, 2005 and 2004.

	For the year ended May 31,
	2008	2007	2006	2005	2004 (1)
TIER (1)	1.05	1.01	1.10	1.13	-
Adjusted TIER	1.15	1.12	1.11	1.14	1.12

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

The Company also sells subordinated deferrable debt in the capital markets with maturities of up to 39 years and the option to defer interest payments.  The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics.  For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity.  The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

As a result of implementing SFAS 133, the Company's consolidated balance sheets include the fair value of its derivative instruments.  As noted above, the amounts recorded are estimates of the future gains and losses that the Company may incur related to its derivatives.  The amounts do not represent current cash flows and are not available to fund current operations.  For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of implementing SFAS 133 from liabilities and equity.  The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 133 from liabilities and equity reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the implementation of SFAS 133 which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, the Company must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance in accordance with SFAS 52.  At the time of issuance of all foreign denominated debt, the Company enters into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity.  The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated statements of operations as foreign currency adjustments.  The adjusted debt value at the reporting date does not represent the amount that the Company will ultimately pay to retire the debt unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement.  For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust its leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of SFAS 52 reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, requires the Company to consolidate the results of operations and financial condition of RTFC and NCSC even though the Company has no financial interest or voting control over either company. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest.  Prior to consolidation, the RTFC members' equity was combined with the Company's equity and therefore included in total equity.  For the purpose of computing compliance with its revolving credit agreement covenants, the Company is required to adjust total equity to include minority interest.  The leverage and debt to equity ratio adjusted to treat minority interest as equity reflect management's perspective on its operations and thus, the Company believes that these are useful financial measures for investors.

The following chart provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures reflecting the adjustments noted above, as of the five years ended May 31, 2008.

	May 31,
(in thousands)	2008	2007	2006	2005	2004
Liabilities	$18,699,169	$17,843,151	$18,373,319	$19,276,728	$20,741,825
Less:
Derivative liabilities	(171,390)	(71,934)	(85,198)	(78,471)	(129,915)
Foreign currency valuation account	-	-	(244,955)	(260,978)	(233,990)
Debt used to fund loans guaranteed by RUS	(250,169)	(255,903)	(261,330)	(258,493)	(263,392)
Subordinated deferrable debt (2)	(311,440)	(486,440)	(636,440)	(685,000)	(550,000)
Subordinated certificates	(1,406,779)	(1,381,447)	(1,427,960)	(1,490,750)	(1,665,158)
Adjusted liabilities	$16,559,391	$15,647,427	$15,717,436	$16,503,036	$17,899,370

Total equity	$665,965	$710,041	$784,408	$764,934	$692,453
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(131,551)	(225,849)	(225,730)	(221,868)	(520,083)
Current period derivative forward value (1)	87,495	79,744	(22,713)	(26,755)	232,905
Current period foreign currency adjustments	-	14,554	22,594	22,893	65,310
Accumulated other comprehensive (income) loss	(8,827)	(12,204)	(13,208)	(15,621)	12,541
Subtotal members' equity	613,082	566,286	545,351	523,583	483,126
Plus:
Subordinated certificates	1,406,779	1,381,447	1,427,960	1,490,750	1,665,158
Subordinated deferrable debt (2)	311,440	486,440	636,440	685,000	550,000
Minority interest	14,247	21,989	21,894	18,652	21,165
Adjusted equity	$2,345,548	$2,456,162	$2,631,645	$2,717,985	$2,719,449

Guarantees	$1,037,140	$1,074,374	$1,078,980	$1,157,752	$1,331,299

(1) Represents the derivative forward value loss (gain) recorded by National Rural for the period.
(2) At May 31, 2007 and 2006, includes $175 million and $150 million, respectively, of subordinated deferrable debt classified in short-term debt.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following chart provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations, as of the five years ended May 31, 2008.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,
	2008	2007	2006	2005	2004
Leverage ratio	29.64	26.64	24.80	26.71	31.88
Adjusted leverage ratio	7.50	6.81	6.38	6.50	7.07

Debt to equity ratio	28.08	25.13	23.42	25.20	29.95
Adjusted debt to equity ratio	7.06	6.37	5.97	6.07	6.58

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 46.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors' reports and quarterly financial results are included on pages 80 through 120 (see Note 18 to consolidated financial statements for a summary of the quarterly results of the Company’s operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of the assets of the Company.

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

A material weakness (as defined in PCAOB Auditing Standard No. 5) is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

The Company's management assessed the effectiveness of its internal controls over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2008.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to furnish only management’s report with this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 29, 2008		August 29, 2008

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 29, 2008

Item 9B.                      Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Roger Arthur (President of National Rural)	61	2003	2009
Darryl Schriver (Vice President of National Rural)	43	2004	2010
Reuben McBride (Secretary – Treasurer of National Rural)	61	2005	2011
Fred Anderson	56	2008	2011
Roger A. Ball	63	2003	2009
Raphael A. Brumbeloe	67	2007	2010
Delbert Cranford	64	2007	2010
Jim L. Doerstler	60	2008	2011
Jimmy Ewing, Jr.	60	2007	2010
Harold Foley	74	2004	2010
Steven J. Haaven	57	2003	2009
Jim Herron	51	2005	2011
Martin Hillert, Jr.	53	2004	2010
William A. Kopacz	61	2006	2009
Burns E. Mercer	57	2008	2011
Gale Rettkowski	62	2001	2009
Dwight Rossow	46	2008	2011
Ronald P. Salyer	43	2003	2009
R. Wayne Stratton	60	2007	2010
J. David Wasson, Jr.	62	2006	2009
Charles Wayne Whitaker	58	2003	2009
Jack F. Wolfe, Jr.	64	2006	2009
F. E. Wolski	57	2007	2010

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Roger Arthur	61	2008
Vice President and Director	Darryl Schriver	43	2008
Secretary – Treasurer and Director	Reuben McBride	61	2008
Governor and Chief Executive Officer	Sheldon C. Petersen	55	1995
Senior Vice President of Member Services and General Counsel	John J. List	61	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	58	1994
Senior Vice President of Operations	John T. Evans	58	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	55	1998
Senior Vice President of RTFC	Lawrence Zawalick	50	2000
Senior Vice President of Credit Risk Management	John M. Borak	63	2002

The President, Vice President and Secretary-Treasurer are elected annually by the board of directors at its first organizational meeting immediately following National Rural’s annual membership meeting, each to serve a term of one year; the Governor and Chief Executive Officer serves at the pleasure of the Board of Directors; and the other Executive Officers serve at the pleasure of the Governor and Chief Executive Officer.

(c) Identification of Certain Significant Employees.

Inapplicable.

(d) Family Relationships.

No family relationship exists between any director or executive officer and any other director or executive officer of the registrant.

(e) (1) and (2) Business Experience and Directorships.

In accordance with Article IV of National Rural’s Bylaws, each candidate for election to the board of directors must be a trustee, director or manager of a member of National Rural with the exception of the at-large position for the audit committee financial expert who may also be a chief financial officer or has a comparable position of a member of National Rural.

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

Mr. McBride has been a director of Graham County Electric Cooperative in Pima, AZ since 1991 and vice president since 1993.  Mr. McBride is owner/operator of Reuben McBride Farms in Pima, AZ since 1980.  Mr. McBride currently serves as president on the board of Arizona Electric Power Co-op., Inc. and chairman of the Executive Committee.  In addition, Mr. McBride is a member of both the National and Arizona Action Committees for Rural Electrification.

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, NH since 1981. He is a founding board member of the NHEC Foundation. Mr. Anderson is also a board member of the Cooperative Research Council and a former board member of Northway Bank and former member of Northway Bank’s audit committee.  Mr. Anderson is the former director of Finance and Administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation.

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

Mr. Doerstler has served as a board director and assistant secretary-treasurer of Whitewater Valley REMC in Liberty, IN since 1994.  He is secretary-treasurer of Indiana Statewide Association of Rural Electric Cooperatives and vice president of Indiana ACRE.  Mr. Doerstler has served as vice president of Farm Credit Banks of Louisville, vice president of Credit for Wabash Valley Production Credit Association and branch manager of Greencastle Production Credit Association. Mr. Doerstler owned Louie’s Boot Barn from 1987 until it was sold in June 2008.

Mr. Ewing has served as a board director of Pointe Coupee Electric Membership Corporation in New Roads, LA since 1989 and has been board president since 1995.  He served as secretary/treasurer from 1990 to 1995.  Mr. Ewing also serves as a board member of the Association of Louisiana Electric Cooperatives, Inc. and has been secretary/treasurer since 2006.  He is a member of the Action Committee for Rural Electrification, a board member of the Louisiana Landowners Association and a former board member of Cajun Electric Power Cooperative.  Mr. Ewing is currently a restaurant owner and farm manager.

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

Mr. Hillert has been CEO and General Manager of Adams-Columbia Electric Cooperative in Friendship, WI since 1996.  In addition, he serves on the board of Badger Energy Services in Oconto Falls, WI, board vice president of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001.  Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin.  Mr. Hillert serves as chairman of Adams County Economic Development and is a member of the Advisory Board of Directors for the University of Wisconsin Center for Cooperatives.

Mr. Kopacz has been the General Manager of Midstate Electric Cooperative, Inc. in La Pine, OR since 1990.  He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities, Mid Oregon Credit Union and Economic Development for Central Oregon.  He is also a former board president of Economic Development for Central Oregon.  He is a former director of Ruralite Services, a northwest electric cooperative publication, and former president of the Oregon Rural Electric Cooperative Association.

Mr. Mercer has served as president and CEO of Meade County R.E.C.C. in Brandenburg, KY since 1976.  He serves as a board member for Kentucky Association of Electric Cooperatives, United Utility Supply Cooperative and Farmers Bank.  Mr. Mercer is a former NCSC board member and was a member of the Kentucky Society of Public Accountants.

Mr. Rettkowski has served as a board director of Inland Power and Light Company in Spokane, WA since March 2000 and was president of the board through March 2003.  He has served as board secretary-treasurer for Northwest Irrigation Utilities since August 1992.  Mr. Rettkowski has been the president of Citizens for Irrigation for the state of Washington since September 1991.  He is a former trustee of Lincoln Electric and Graingrowers Warehouse Co-op.  Mr. Rettkowski has also been president of Rettkowski Brothers, Inc., a farming corporation in Wilbur, WA, since 1998.

Mr. Rossow has served as a board director of Cam Wal Electric Cooperative in Herreid, SD since 1996.  Mr. Rossow is also a board member of South Dakota Rural Electric Association. Mr. Rossow has been self-employed as a rancher in Herreid, SD since 1980.

Mr. Salyer has served as the president and CEO of Pioneer Rural Electric Cooperative in Piqua, OH since 2001 and served as executive vice president from 1999 to 2000.  In addition, he is a member of the Ohio Rural Electric Cooperatives (OREC) Facilities Attachment Committee, chairman of the OREC Communications Systems Task Force, a member of the OREC Safety Committee and a trustee of Buckeye Power, Inc. where he serves on the Policy Committee.  In addition, he is also a director of Rural Electric Supply Cooperative of Ohio.

Mr. Stratton has been a board director of East Kentucky Power Cooperative in Winchester, KY since 1990 and currently serves as Chairman of the Board. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing since 2004, Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995.  Mr. Stratton is an at- large director that serves as the Audit Committee Financial Expert as defined by the Securities and Exchange Commission.  He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through National Rural Electric Cooperative Association (“NRECA”).  Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970.  He currently serves as the Audit Committee Chairman and Audit Committee Financial Expert of Republic Bancorp, a $2.8 billion bank traded on NASDAQ.  He is the former Audit Committee Chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former board member of Kentucky Higher Education Assistance Authority (1985 to 2001) where as Chairman for eight years, he participated in various finance transactions.  He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs.

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

Mr. Wolski has served as a board director of Wyrulec Company in Lingle, WY since 1986.  Mr. Wolski has represented Wyoming's cooperative electric utilities on the NRECA Board of Directors since 1999 and was recently elected as NRECA vice president.  Prior to his election to vice president, Mr. Wolski served as secretary-treasurer of the NRECA board.  He has served as a director of Tri-State Generation & Transmission since 2001.  He served on the board of the Wyoming Rural Electric Association for nine years, including three years as president.  Mr. Wolski is also a former board member of the Wyoming Rural Telecommunication Cooperative.  Mr. Wolski is the owner/manager of a family farm with a commercial hunting operation and is the owner/agent of an insurance business.

Mr. Petersen joined National Rural in August 1983 as an area representative.  He became the director of Policy Development and Internal Audit in January 1990, director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992.  He became Assistant to the Governor on May 1, 1993.  He became Assistant to the Governor and Acting Administrative Officer on June 1, 1994.  He became Governor and CEO on March 1, 1995.  Mr. Petersen began his career in the rural electrification program in 1976 as staff assistant for Nishnabotna Rural Electric Cooperative in Harlan, IA. He later served as General Manager of Rock County Electric Cooperative Association in Janesville, WI.

Mr. List joined National Rural as a staff attorney in February 1972.  He served as Corporate Counsel from June 1980 to 1991.  He became Senior Vice President and General Counsel on June 1, 1992, and became Senior Vice President, Member Services and General Counsel on February 1, 1997.

Mr. Lilly joined National Rural as a Senior Financial Consultant in October 1983.  He became director of Special Finance in June 1985 and director of Corporate Finance in June 1986.  He became Treasurer and Principal Finance Officer on June 1, 1993, and became Senior Vice President and Chief Financial Officer on January 1, 1994.

Mr. Evans joined National Rural as Senior Vice President of Operations in November 1997.  He was Senior Vice President and Chief Operating Officer of Suburban Hospital Healthcare System, Bethesda, MD from 1994 to 1997.  He was Senior Vice President and Chief Operating Officer for Geisinger Medical Center, Danville, PA from 1991 to 1994.

Mr. Larochelle joined National Rural as director of Corporate Relations in May 1996.  He became Senior Vice President of Corporate Relations in August 1998.  Prior to joining National Rural, he was the Legislative director at NRECA where he worked for 12 years.  He also worked at the U.S. Department of Agriculture in the Rural Electrification Administration and the Farmers Home Administration.

Mr. Zawalick joined National Rural in 1980.  Throughout his career with National Rural, Mr. Zawalick has held various positions.  In April 1995, he was appointed Vice President of Business Development for National Rural and Administrative Coordinator of RTFC.  In February 2000, Mr. Zawalick was named National Rural’s Senior Vice President of RTFC.

Mr. Borak joined National Rural in June 2002 as Senior Vice President, Credit Risk Management.  Previously, he was with Fleet National Bank, Boston, MA from 1992 to 2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor owned utilities.  Prior assignments at Fleet in Hartford, CT included Manager of Credit Review and Manager of Loan Workout in the Connecticut bank.

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

(i) Audit Committee

Our Audit Committee currently consists of thirteen directors: Mr. Stratton (Chairperson), Mr. Anderson (Vice-Chairperson), Mr. Arthur, Mr. Wasson, Mr. Ball, Mr. Salyer, Mr. Haaven, Mr. Herron, Mr. Whitaker, Mr. Rettkowski, Mr. McBride, Mr. Schriver and Mr. Wolfe.  Mr. Stratton was designated by the Board as the “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002 ("SOX"). The members of the Audit Committee are "independent" as that term is defined in Rule 10A-3 under the Securities Exchange Act.  Among other things, the Audit Committee reviews the Company's financial statements and the disclosure under Management's Discussion and Analysis in our Annual Report on Form 10-K. The Committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee.

The Audit Committee completed its review and discussions with management regarding the Company’s audited financial statements for the year ended May 31, 2008. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, and received from the independent accountants written disclosures and the letter regarding their independence required by Independence Standards Board Standard No. 1, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 for filing with the Securities and Exchange Commission.

(j) Compensation Committee

Role of the Compensation Committee
The Executive Committee of the Board of Directors has historically served as the compensation committee, making recommendations on the compensation for the Chief Executive Officer (“CEO”) and recommending the overall compensation and benefits package for all executive officers and other employees to the full Board of Directors.  On May 25, 2007, the Board of Directors established a Compensation Committee to review and make appropriate recommendations to the full Board of Directors regarding National Rural’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs.  The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO.  The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then ratified by the full Board of Directors.  The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below.  Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

The Compensation Committee reports to the Board of Directors on its actions and recommendations following committee meetings and meets in executive session without members of management present when making specific compensation decisions.  Although the Board has delegated authority to the Compensation Committee with respect to National Rural’s executive and general employee compensation programs and practices, the full Board of Directors also reviews and ratifies National Rural’s compensation and benefits programs each year.

The Compensation Committee’s charter can be found on National Rural’s website, www.nrucfc.coop.

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that National Rural’s executive compensation program is achieving its objectives.  Prior to the start of each fiscal year, the Board of Directors approves performance measures for the corporate balanced scorecard, which is the basis of the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan.  After the end of the fiscal year, the Compensation Committee meets with the CEO in executive session to review his performance based on his individual achievements, contribution to National Rural’s performance and other leadership accomplishments.   In determining Mr. Petersen’s base pay, the Compensation Committee subjectively considers a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant
In fiscal year 2008, the Compensation Committee hired Mercer Human Resource Consulting (“Mercer”) to advise it on the CEO’s compensation as compared to the compensation of CEOs of peer group organizations.  Through individual interviews with each member of the Compensation Committee, Mercer established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below).  Mercer advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis – which assesses National Rural’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis – which assesses average peer CEO pay for the last three fiscal years.  Compensation analyses include peer group CEO base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation.  Mercer did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation.

Role of Executive Officers
As described above, the Compensation Committee has delegated the authority for making annual base pay decisions for the other named executive officers to the CEO.  The CEO exercises his judgment to set annual base pay rates, based on general market data, overall corporate performance and leadership accomplishments.  For additional information about the CEO’s role in compensation decisions, see “Base Pay” under the Compensation Discussion and Analysis section below.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
The components of National Rural’s compensation package for the named executive officers (consisting of Messrs. Petersen, Lilly, List, Evans and Larochelle) are consistent with those offered to all employees and consist of base pay, short-term (one-year) incentive, tied to the achievement of annual corporate goals, and long-term (three-year) incentive, tied to the achievement of strategic objectives, plus retirement and other benefits.  We believe that all four elements of compensation work together to provide a competitive compensation package that drives performance and supports executive retention.

Performance –Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to National Rural.  Other components of compensation – short-term and long-term incentive bonuses – reflect the performance of the organization and the success in achieving performance metrics established by the Board of Directors.

Retention – The relationship between National Rural and its members makes the retention of employees, including the named executive officers, vital to our business and long-term success.  The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis
In fiscal year 2008, Mercer was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the Chief Executive Officer (“CEO”) position using peer organizations identified by Mercer through interviews with each member of the Compensation Committee.  Mercer included companies in the compensation comparison group that were similar to National Rural in asset size, industry and business description.  The group included financial institutions that are premier private market, commercial and/or mission-driven lenders, offering full service financing, investment and related services.  The companies targeted as peer companies had assets ranging from $12.9 billion to $29.5 billion with a median of $22.9 billion, as compared to National Rural’s December 2006 total assets of $18.6 billion.  The comparator group consisted of financial services organizations New York Community Bancorp, Inc., Student Loan Corp., Astoria Financial Corp, Nelnet, Inc., Indymac Bancorp, Webster Financial Corp., and Flagstar Bancorp, as well as three Farm Credit System peers.

Mercer led the Compensation Committee through an assessment of compensation data using both a one-year and a three-year compensation analysis.  Peer CEO compensation data analyzed included base pay, annual incentives, total cash compensation (the sum of base salary and annual incentives for the last fiscal year), long-term incentives (including stock awards valued at market value on the date of grant and stock options valued at grant date utilizing the Black-Scholes option pricing model) and cash awards valued at actual payout on date of award (if target value is not disclosed), as well as sign-on awards and total direct compensation (the sum of total cash compensation and the long-term incentive award paid in the most recent fiscal year for the one-year analysis, or the sum of total cash compensation and the three-year average of long-term incentives for the three-year analysis), each as reported in the annual report or proxy statement for the most recent fiscal year and Compensation Committee reviewed total compensation data for the peer group for informational purposes and used this data solely to determine the competitiveness of National Rural’s CEO base pay.

In determining the base compensation paid to our other named executive officers, the CEO reviewed national, credible compensation surveys for financial services organizations of similar asset size to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the other named executive officers is competitive, meaning generally within the 50th percentile of comparative pay for similar positions.  The CEO did not review or consider the underlying organizations comprising the survey information, but instead considered only the aggregate compensation data.

Elements of Compensation
National Rural’s executive compensation program provides a balanced mix of compensation that incorporates the following key components:
o	Annual base pay
o	An annual incentive cash bonus which is based on the achievement of short-term (one-year) corporate goals
o	A three year incentive cash bonus which is based on the achievement of longer-term corporate goals
o	Retirement, health and welfare and other benefit programs provided generally to all National Rural employees

While all elements of executive compensation work together to provide a competitive compensation package, each element of compensation is determined independently of the other elements.

National Rural’s compensation philosophy is to target total compensation for employees – base pay, short-term incentive, long-term incentive and benefits – at the 75th percentile of market for the general employee population.  However, due to the cooperative nature of the organization, National Rural cannot match the compensation levels of named executive officers of other financial services organizations at the 75th percentile since we do not offer stock or other equity compensation.  It is important to National Rural, however, to pay the named executive officers of National Rural competitively in base pay to retain key talent.

Base Pay – National Rural’s philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile.  To attract and retain a highly-skilled work force, National Rural must remain competitive with the pay of other employers that compete with us for talent.   Because National Rural cannot match the compensation levels of named executive officers of other financial services organizations at the 75th percentile, as described above, the Compensation Committee targeted the base pay for Mr. Petersen, CEO, at the 55th percentile of base pay for the peer group CEOs.  In reaching the decision to target the CEO’s base pay at the 55th percentile of peer base pay, the Compensation Committee acknowledged the strong performance of the CEO and the Company.

As discussed under “Role of the Compensation Committee” above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.  In fiscal year 2008, because all named executive officers were performing well in their individual roles, Mr. Petersen focused on the comparable market pay for similar positions, at the 50th percentile of market base pay, and because base pay of the named executive officers was within the 50th percentile of the market, raised base pay for each named executive officer by 4%, reflecting the general merit increase for executives in the Washington, DC metropolitan area.

Short-Term Incentive – National Rural’s short-term cash incentive program is a one-year bonus that is tied to the annual performance of the organization as a whole.  National Rural believes that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives which help National Rural to fulfill its mission to its members and the financial markets.  Additionally, the short-term incentive pay enhances National Rural’s ability to provide competitive compensation while at the same time tying actual incentive compensation paid to the achievement of corporate goals.  All employees are eligible to participate in the short-term incentive program.

The short-term incentive program provides annual cash bonus opportunities based upon the level of the position within National Rural’s base pay structure, ranging from 15% - 25% of base pay.  Named executive officers participate in the corporate short-term incentive program and are eligible to receive short-term bonus compensation up to 25% of their base pay.  While 25% of base pay is below market for incentive pay for the Company’s named executive officers, it is reflective of the cooperative nature of National Rural.

Corporate performance is measured using a balanced scorecard approved by the Board of Directors prior to the start of the fiscal year.  The balanced scorecard is a performance management tool that articulates the corporate strategy of National Rural into specific, quantifiable, measurable goals.  By focusing goals in four quadrants, the scorecard ensures that proper attention is paid to all crucial areas of business performance.  The scorecard provides balanced management indicators of business success and a focus for all employees as to the target results and measures that must be achieved if National Rural is to succeed at realizing its strategic plan.  The intent is to align organizational, departmental and individual initiatives to achieve a common goal.

The four quadrants for fiscal year 2008, which were the basis for the short-term incentive payment, were Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation.  The Board of Directors establishes corporate goals and measures that they believe are achievable only if each individual performs well in his or her role and the Company meets its internal business plan goals.  Since its inception in 1999, the actual payout percentage has ranged from 61% to 94% of total opportunity, with an average over the ten years of 84%.  For fiscal year 2008, it is expected that four out of seven goals will be achieved, equating to 61% of the total opportunity.  Goals successfully achieved were within the Customer Engagement, Financial Ratios, and Learning, Growth and Innovation quadrants of the balanced scorecard. Payments under the short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.

Long-Term Incentive – the long-term incentive program is a three-year plan that is tied to National Rural’s long-term strategic objectives.  The long-term incentive program was implemented to create dynamic tension between short-term objectives and long-term goals.  It is also an effective retention tool, helping the Company keep key employees, and supports National Rural’s efforts to pay at market competitive levels.  All employees employed on the first day of the fiscal year, June 1, are eligible to participate in the plan cycle and will receive performance units that are calculated at 15% - 25% of base pay.  Similar to the short-term incentive program, while 25% of base pay is below market for incentive pay for the Company’s named executive officers, it is reflective of the cooperative nature of National Rural.

Performance units are issued at the start of each fiscal year for a three-year cycle.   Performance units for named executive officers are calculated by dividing 25% of base pay on June 1 by the plan payout unit value assigned to the target rating level of AA- stable, valued at $100 per performance unit for the plan cycle ending May 31, 2008.  The measure for all active long-term incentive plans is the achievement of bond rating targets for our senior secured debt by three rating agencies:  Standard & Poor’s Corporation, Fitch Ratings, and Moody’s Investors Service.  The value of the performance units will range from $0 to $150 per performance unit according to the level of National Rural’s secured debt ratings by the three rating agencies.  To achieve the highest value of $150, which exceeds the targeted value, all three agencies would have to raise National Rural’s long-term secured debt rating to AA.  If this rating level is achieved, the long-term incentive pay for named executive officers is 37.5% of the base pay for the year in which the units were issued.  The chart below indicates the performance unit values for the plan cycle ending May 31, 2008.

Senior Secured Debt Rating - Incentive-Performance Linkage

Rating	A+			AA-			AA
Outlook	negative	stable	positive	negative	stable	positive
Numerical Score	1	2	3	4	5	6
Plan Pay-Out Unit Value	$0	$40	$60	$60	$100	$120	$150
* The target objective is in bold.

The senior secured debt rating was selected as the measure for the long-term incentive plan because, as a financial services company, National Rural is dependent on the capital markets and stronger ratings lead to lower interest cost and more reliable access to the capital markets.

The long-term incentive is paid out in one lump sum after the end of the performance period.  Payments made to named executive officers in fiscal year 2008 were for performance units issued in June 2005 and were based on the May 31, 2008 senior secured debt rating level of A+ stable outlook, which has a value of $40 per performance unit, which is 40% of the targeted opportunity.  As of May 31, 2008, there were three active long-term incentive plans in which named executive officers are participants.  Performance units issued to named executive officers in June 2006 will have a value based on senior secured debt ratings in place on May 31, 2009; performance units issued to named executive officers in June 2007 will have a value based on senior secured debt ratings in place on May 31, 2010; and performance units issued to named executive officers in June 2008 will have a value based on senior secured debt ratings in place on May 31, 2011.  The methodology for determining the number of performance units issued to named executive officers for all active long-term incentive plans is consistent with the process described above.

Benefits
An important retention tool is National Rural’s defined benefit pension plan, the Retirement Security Plan.  National Rural participates in a multiple employer pension plan managed by National Rural Electric Cooperative Association (“NRECA”).  We balance the effectiveness of this plan as a compensation and retention tool with the cost of the annual premium incurred to participate in this pension plan.  The value of the pension benefit is determined by base pay only and does not include other cash compensation.

National Rural also offers a Pension Restoration Plan, which is a component of the NRECA Retirement Security Plan, to a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits.  The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the Pension Restoration Plan is an unfunded, unsecured obligation of National Rural and is not qualified for tax purposes.  National Rural pays the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice from NRECA.

For more information on the Retirement Security Plan and the Pension Restoration Plan, see the Pension Benefits Table and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in National Rural’s non-qualified 457(b) deferred compensation savings plan.  Contributions to the plan are limited by IRS regulations.  The calendar year 2008 cap for contributions is $15,500.  There is no National Rural contribution to the deferred compensation plan.  For more information see “Nonqualified Deferred Compensation” below.

Other Compensation
National Rural provides named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with National Rural’s compensation philosophy.  National Rural does not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above.  The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance.  To provide these perquisites in an efficient fashion, the Board of Directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle.  The amount of each allowance is authorized annually by the Board of Directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse.  For fiscal year 2008, the Board authorized an annual aggregate perquisite allowance of $25,100.  Additionally, Mr. Petersen received an annual executive physical paid for by National Rural.

Severance/Change In Control Agreements
Mr. Petersen, CEO, and Mr. Evans, SVP, Operations, each have an executive agreement with National Rural under which they may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment.  The value of Mr. Petersen’s severance package was determined to be customary for a CEO and approved by the Compensation Committee as part of his employment contract.  The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer.  No other named executive officers have termination or change in control agreements.  For more information on these severance arrangements, see “Termination of Employment and Change In Control Arrangements” below.

Compensation Committee Report
The Compensation Committee of the Board of Directors oversees National Rural’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K.  Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee
Roger Arthur
Darryl Schriver
Reuben McBride
Delbert Cranford
J. David Wasson, Jr.
Steven J. Haaven
Wayne Stratton

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2008 and 2007 earned by the named executive officers and two additional executive officers of National Rural that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Sheldon C. Petersen	2008	$689,583	$162,681	$475,626	$112,698	$1,440,588
Governor & CEO	2007	643,125	204,212	428,799	132,577	1,408,713

Steven L. Lilly	2008	378,750	92,759	294,967	14,219	780,695
Senior Vice President &	2007	364,000	117,513	266,788	50,938	799,239
Chief Financial Officer

John J. List	2008	378,750	92,759	523,478	9,848	1,004,835
Senior Vice President of	2007	364,000	113,233	477,364	51,830	1,006,427
Member Services and
General Counsel

John T. Evans	2008	378,750	92,759	167,845	14,218	653,572
Senior Vice President of	2007	364,000	113,233	146,285	16,833	640,351
Operations

Richard E. Larochelle	2008	276,000	67,610	180,744	12,189	536,543
Senior Vice President of	2007	265,500	85,507	161,864	18,581	531,452
Corporate Relations

Lawrence Zawalick (4)	2008	276,000	67,610	177,749	12,189	533,548
Senior Vice President of	2007	265,500	85,507	147,479	46,494	544,980
RTFC

John M. Borak (4)	2008	242,800	59,547	69,951	11,535	383,833
Senior Vice President of	2007	233,500	75,927	106,490	10,860	426,777
Credit Risk Management

(1) Includes amounts earned during fiscal year 2008 and 2007 under the long-term and short-term incentive plans.  Payments under the fiscal year 2008 short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.
(2) Represents solely the change in the net present value of the accumulated pension benefit under the NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which National Rural participates during each respective fiscal year.
(3) For Mr. Petersen, includes $27,560 of perquisites comprised of $13,400 pursuant to Mr. Petersen’s automobile allowance and $11,700 pursuant to his spousal air travel allowance for fiscal year 2008.  The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile for company business.  The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year.  The remaining perquisite amount in fiscal year 2008 was for an annual physical examination.  Additionally, for Mr. Petersen, includes $67,315 related to Rural Telephone Finance Cooperative (“RTFC”) contributions to the RTFC deferred compensation plan.  For more information on this arrangement, see “Employment Contracts” and “Nonqualified Deferred Compensation” below.  For Mr. Petersen, also includes $10,923 related to a sick leave incentive bonus for fiscal year 2008.  The remaining amounts included in this column represent sick leave incentive bonuses for each named executive officer other than Mr. Petersen, and National Rural contributions on behalf of each named executive officer pursuant to the National Rural 401(k) defined contribution plan.
 (4) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.

Grants of Plan-Based Awards
The Company has a long-term and a short-term incentive plan for all employees, under which the named executive officers may receive a bonus of up to 37.5% and 25% of salary, respectively.  The incentive payouts are based on the executive officer’s salary at the date the program becomes effective.  See the “Compensation Discussion and Analysis” above for further information on these incentive plans.

The following table contains the estimated possible payouts under the Company’s short-term incentive plan and possible future payouts for grants under the Company’s long-term incentive plan during the year ended May 31, 2008.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Max
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$168,800	$253,200
Short-term Incentive Plan (2)	-	172,396	172,396
Steven L. Lilly
Long-term Incentive Plan (1)	-	94,700	142,050
Short-term Incentive Plan (2)	-	94,688	94,688
John J. List
Long-term Incentive Plan (1)	-	94,700	142,050
Short-term Incentive Plan (2)	-	94,688	94,688
John T. Evans
Long-term Incentive Plan (1)	-	94,700	142,050
Short-term Incentive Plan (2)	-	94,688	94,688
Richard E. Larochelle
Long-term Incentive Plan (1)	-	69,000	103,500
Short-term Incentive Plan (2)	-	69,000	69,000
Lawrence Zawalick
Long-term Incentive Plan (1)	-	69,000	103,500
Short-term Incentive Plan (2)	-	69,000	69,000
John M. Borak
Long-term Incentive Plan (1)	-	60,700	91,050
Short-term Incentive Plan (2)	-	60,700	60,700
(1) Target payouts are calculated using unit values of $100 based on the Company’s goal of achieving an average long-term senior secured credit rating of  AA- stable at May 31, 2010.
(2) Target and maximum payouts represent 25% of May 31, 2008 base salary.  For the expected payout under the fiscal year 2008 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

As discussed in the Compensation Discussion and Analysis above, the Board of Directors has approved a new long-term incentive plan with terms similar to the plan in effect during fiscal year 2008.  As a result, the executives included in the chart above received grants on June 1, 2008 with a payout to be determined on May 31, 2011.

Employment Contracts
Pursuant to an employment agreement effective as of January 1, 2008, National Rural has agreed to employ Mr. Petersen as Chief Executive Officer through February 29, 2012 (with automatic one-year extensions unless either party objects) at no less than his base salary at the time, or $710,000 per annum, plus such incentive payments (if any) as may be awarded him.  In addition, pursuant to the employment agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death).  See “Termination of Employment and Change In Control Arrangements” below for a description of these provisions and for information on these amounts.

Pursuant to a separate independent contractor agreement effective as of January 1, 2008, Mr. Petersen has agreed to provide service to RTFC for a period coterminous to the National Rural agreement that is automatically extended at each March 1, after 2012, for an additional year unless RTFC or Mr. Petersen does not wish to extend or further extend the term of the contractor agreement with RTFC.  As compensation, RTFC must credit $30,000 to a deferred compensation account on January 1 of each year of the term.  For additional information, see “Nonqualified Deferred Compensation” below.

For information about Mr. Evans’ termination agreement, see “Termination of Employment and Change In Control Arrangements.”

Pension Benefits Table
The Company is a participant in a multiple employer defined benefit pension plan, the Retirement Security Plan, which is administered by NRECA. Since the plan is a multiple employer plan in which National Rural participates, National Rural is not liable for the amounts shown and such amounts are not reflected in National Rural's audited financial statements. National Rural’s expense is limited to the annual premium to participate in the plan.  There is no funding liability for National Rural for the plan.

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service.  Each of the named executive officers participates in the qualifed pension plan component of the Retirement Security Plan. Under the plan, participants are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan.  The value of the pension benefit is determined by base pay only and does not include other cash compensation.  Normal retirement age under the qualified pension plan is age 62; however, the plan does allow for early retirement with reduced benefits.  For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date.  Each of the named executive officers is eligible for early retirement under the plan.

National Rural also offers a Pension Restoration Plan which is a component of the Retirement Security Plan.  Each of the named executive officers participates in the Pension Restoration Plan component of the Retirement Security Plan, the purpose of which is to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits.  The Pension Restoration Plan restores the value of the Retirement Security Plan for each officer to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place.  The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component.  However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan.  Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually.

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2008 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	24.75	$2,316,804	$844,312
Steven L. Lilly	NRECA Retirement Security Plan	23.58	1,696,835	397,069
John J. List	NRECA Retirement Security Plan	35.42	2,713,970	762,176
John T. Evans	NRECA Retirement Security Plan	9.50	638,556	155,187
Richard E. Larochelle	NRECA Retirement Security Plan	24.00	1,098,277	101,155
Lawrence Zawalick	NRECA Retirement Security Plan	27.67	1,122,227	101,590
John M. Borak (4)	NRECA Retirement Security Plan	1.92	125,137	2,368
(1) National Rural is a participant in a multiple employer pension plan.  Credited years of service, therefore, includes not only years of service with National Rural, but also years of service with another cooperative participant in the multiple employer pension plan.  Mr. Larochelle has 12 credited years of service with another cooperative in addition to National Rural.  All other executives have credited years of service only with National Rural.
(2) Amount represents the actuarial present value of the executive officer's accumulated benefit under the plan as of May 31, 2008 as provided by the plan administrator, NRECA, using interest rates ranging from 4.52% to 4.91% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2008 were as a result of the executive officers no longer being at risk of forfeiture with respect to these amounts provided under the restoration component of the Retirement Security Plan.
(4) At May 31, 2008, Mr. Borak is the only named executive officer that is eligible for retirement based on the normal retirement age of 62.  Due to Mr. Borak’s quasi-retirement in January 2007, his credited years of service were reduced to zero at that time.  Subsequent to the quasi-retirement, Mr. Borak received credited years of service for the remainder of the 2007 calendar year and receives 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
National Rural Deferred Compensation Plan
The National Rural deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by National Rural.  Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year.  The calendar year 2008 cap for contributions is $15,500.  Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by National Rural.  National Rural does not make any contributions to the plan.

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

RTFC Deferred Compensation Plan
As described under “Employment Contracts” above, RTFC contributes a sum of $30,000 annually to a deferred compensation account for Mr. Petersen on January 1 of each year that Mr. Petersen is contracted by RTFC.  Interest will be credited to the account on December 31 of each such year at a rate equal to National Rural’s 20-year medium-term note rate on that date.  On December 31, 2007, the applicable interest rate was 6.42%.  As approved by the RTFC Board of Directors, Mr. Petersen, at his option, may request that the deferred component of his compensation be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the National Rural 20-year medium-term note rate.  Mr. Petersen has not yet chosen to exercise that option.  If Mr. Petersen's service to RTFC is terminated by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, the account will be deemed continued for the remainder of the term of the contractor agreement with RTFC (but in no event less than six months nor more than a year), interest will be credited on a proportional basis for the calendar year during which the continuation ends and the balance in the account will be paid to Mr. Petersen or his beneficiaries in a lump sum.

The following table summarizes information related to the nonqualified deferred compensation plans in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2008.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (3)
Sheldon C. Petersen
National Rural Deferred Compensation	15,500	-	(30,602)	-	270,943
RTFC Deferred Compensation (2)	-	67,315	-	-	648,548

Steven L. Lilly
National Rural Deferred Compensation	15,500	-	(12,632)	-	184,270

John J. List
National Rural Deferred Compensation	15,500	-	(6,153)	-	63,228

John T. Evans
National Rural Deferred Compensation	14,250	-	(7,456)	-	126,878

Richard E. Larochelle
National Rural Deferred Compensation	15,500	-	(3,919)	-	212,681

Lawrence Zawalick
National Rural Deferred Compensation	16,958	-	(10,811)	-	103,642

John M. Borak
National Rural Deferred Compensation	15,500	-	2,178	-	57,396

(1) Executive contributions are also included in the fiscal year 2008 Salary column in the Summary Compensation Table above.
(2) If Mr. Petersen's employment were terminated at May 31, 2008 by RTFC other than for cause, or by Mr. Petersen for any reason, or by his death or disability, interest would accrue under the RTFC deferred compensation plan through May 31, 2009 at the National Rural 20-year medium-term note rate on December 31, 2007.  On December 31, 2007, the applicable interest rate was 6.42% which would result in additional RTFC contributions of $90,902 through May 31, 2009.  RTFC’s contribution of $67,315 for fiscal year 2008 is also included in the fiscal year 2008 All Other Compensation column in the Summary Compensation Table above.
(3) The aggregate balance for the RTFC Deferred Compensation plan includes $581,233 reported in the Summary Compensation Table in prior years.

Termination of Employment and Change In Control Arrangements
Each of Mr. Petersen and Mr. Evans have an executive agreement with National Rural (and, for Mr. Petersen only, with RTFC) under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment.  No other named executive officers have termination or change in control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if National Rural terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), National Rural is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination, and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007).  Assuming a triggering event of May 31, 2008, the compensation payable to Mr. Petersen for termination without cause would be $2,582,196.  The actual payments due on a termination without cause on different dates could materially differ from this estimate.

For purposes of Mr. Petersen’s executive agreement, “cause” generally means (i) the willful and continued failure by Mr. Petersen to perform his duties under the agreement or comply with written policies of National Rural, (ii) willful conduct materially injurious to National Rural, or (iii) conviction of a felony involving moral turpitude.  “Good reason” generally means (i) a reduction in the rate of Mr. Petersen’s base salary, (ii) a decrease in his titles, duties or responsibilities, or the assignment of new responsibilities which, in either case, is materially less favorable to Mr. Petersen when compared to his titles, duties and responsibilities which were in effect immediately prior to such assignment, or (iii) the relocation of National Rural’s  principal office, or the relocation of Mr. Petersen to a location more than 50 miles from the principal office of National Rural.

Under the executive agreement between Mr. Petersen and RTFC, if RTFC terminates his employment without cause, or if Mr. Petersen terminates his service to RTFC for any reason, or due to his death or disability, RTFC is required to pay a lump sum payment equivalent to the amount in his deferred compensation account.  However, the account will be deemed to be continued in effect for the lesser of (i) a period of 12 months, or (ii) the remaining period of the “term of service” of the executive agreement prior to such termination, which is currently February 29, 2012, but in no case less than six months (the “Extended Period”) and all credits (payment and interest) outlined in the agreement will continue to be made.  If the Extended Period ends other than on a December 31st, when normal interest calculations are made and added to the account, RTFC will further credit the account with simple interest for the period from January 1 to the end of the Extended Period at the same rate that was used to credit interest on the prior December 31st.  For details on the value of this compensation payable to Mr. Petersen under the RTFC executive agreement, see the Nonqualified Deferred Compensation Table above.

Under the terms of the agreement, if RTFC terminates his service for cause, the term of service will terminate immediately thereafter, and Mr. Petersen will not be entitled to any payment with respect to the account.

Mr. Evans
Under the executive agreement with Mr. Evans, if National Rural terminates his employment without cause, Mr. Evans would receive nine months of continued annual base salary in effect at the time of termination, incentive compensation for the additional nine-month period, and nine months of payment for all health and welfare and retirement plans.  Assuming a termination date of May 31, 2008, the compensation payable to Mr. Evans for termination without cause would be $415,174.  The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table
Directors receive a fixed sum of $4,000 for each of the scheduled board meetings attended and $150 for each conference call attended.  Additionally, the directors receive reimbursement for reasonable travel expenses.  The fixed amounts are paid following the conclusion of each board meeting or conference call attended.  The following chart summarizes the total fees earned by National Rural directors during the year ended May 31, 2008.

Name	Fees Earned	Total
Roger Arthur	$38,550	$38,550
Darryl Schriver	37,650	37,650
Reuben McBride	40,350	40,350
Fred Anderson	8,000	8,000
Roger A. Ball	37,800	37,800
Raphael A. Brumbeloe	37,650	37,650
Delbert Cranford	29,350	29,350
Jim L. Doesrstler	8,150	8,150
Jimmy Ewing Jr.	37,950	37,950
Harold Foley	41,800	41,800
Steven J. Haaven	36,750	36,750
Gary Harrison	28,900	28,900
Craig A. Harting	33,500	33,500
Jim Herron	36,150	36,150
Martin Hillert, Jr.	37,050	37,050
Terryl Jacobs	32,900	32,900
Tom Kirby	28,300	28,300
William A. Kopacz	41,650	41,650
Burns Mercer	4,000	4,000
Gale Rettkowski	36,900	36,900
Dwight Rossow	8,150	8,150
Ronald P. Salyer	36,000	36,000
R. Wayne Stratton	39,150	39,150
J. David Wasson, Jr.	37,950	37,950
Charles Wayne Whitaker	36,600	36,600
Jack F. Wolfe, Jr.	28,150	28,150
F. E. Wolski	32,450	32,450

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2008, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a policy for review and approval in writing and monitoring of transactions involving National Rural and “related persons” (directors and executive officers or their immediate family members). The policy covers any related person transaction that meets the minimum threshold for disclosure under SEC disclosure requirements (generally, transactions involving amounts exceeding $120,000 in which a related person had, has or will have a direct or indirect material interest).

Policy and Procedures
•
Each director and executive officer is required to promptly notify the General Counsel in writing of any material interest that such person or an immediate family member of such person had, has or will have in a related person transaction.

•
The General Counsel of National Rural is responsible for the review, approval or ratification of any related person transaction, unless the General Counsel refers any related person transaction to the Board of Directors for its review, approval or ratification. If such related person transaction involves a director, the director may not participate in the deliberations or vote with respect to such approval or ratification.

•
The General Counsel will notify the Board of Directors at each regularly scheduled Board meeting of any action taken by the General Counsel with respect to a related person transaction since the last regularly scheduled meeting of the Board of Directors.

•
In the event the General Counsel becomes aware of a related person transaction that has not been approved under the Board policy prior to its consummation, the General Counsel will notify the Board of Directors. The Board of Directors will consider all of the relevant facts and circumstances with respect to such transaction, and will evaluate all options available to National Rural, including ratification, revision or termination of such transaction, and shall take such course of action as the Board of Directors deems appropriate under the circumstances.

•
The General Counsel will determine whether a related person has a material interest in a transaction on the basis of the significance of the information to investors in National Rural securities in light of all the circumstances. Factors to be considered in determining whether a related person’s interest in a transaction is material may include the importance of the interest to the related person (financially or otherwise), the relationship of the related person to the transaction and of related persons with each other, and the dollar amount involved in the transaction.

•
The General Counsel, and where applicable, the Board of Directors, will not approve or ratify a related person transaction unless the General Counsel, or the Board, as the case may be, reasonably determines, based on a review of the available information, that the transaction is fair and reasonable to National Rural and consistent with the best interests of National Rural.

•
Factors to be taken into account in making the determination may include (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis on terms fair to National Rural, and (iii) whether such a transaction would violate other National Rural policies.

Related Person Transactions
See the Summary Compensation Table in Item 11 for a description of compensation paid to Larry Zawalick and John Borak, National Rural’s executive officers who are not named executive officers, but meet the definition of a “related person” as described above.

Independence Determinations
The Board of Directors has determined the independence of each Director based on a review by the full Board. The Audit Committee is subject to the independence requirements of Rule 10A-3 under the Securities Exchange Act.  To evaluate the independence of our directors, the Board has voluntarily adopted categorical independence standards consistent with the New York Stock Exchange (“NYSE”) standards. However, because we only list debt securities on the NYSE, the Company is not subject to most of the corporate governance listing standards of the NYSE, including the independence requirements.

No Director is considered independent unless the Board has determined that he or she has no material relationship with National Rural, either directly or as a partner, shareholder, or officer of an organization that has a material relationship with National Rural. Material relationships can include banking, legal, accounting, charitable, and familial relationships, among others. A Director is not considered independent if any of the following relationships existed:
(i)
the director is, or has been within the last three years, an employee of National Rural, or an immediate family member is, or has been within the last three years, an executive officer of National Rural;

(ii)
the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from National Rural, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

(iii)
(a) the director or an immediate family member is a current partner of a firm that is National Rural’s external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice for National Rural; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on National Rural’s audit within that time;

(iv)
the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of National Rural’s present executive officers at the same time serves or served on that company’s compensation committee;

(v)
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, National Rural for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

The Board of Directors also reviewed directors’ responses to a questionnaire asking about their relationships with National Rural and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

In reaching a determination that the directors are independent, the Board considered that in addition to the categories or types of transactions described above, loans and guarantees were made to member systems of which directors of National Rural are members, employees, officers or directors.  As a cooperative, National Rural was established for the very purpose of extending financing to its members (from whose ranks its directors must be drawn). Loans and guarantees to members with which Directors are affiliated were made in the ordinary course of National Rural business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and did not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by National Rural to member systems and trade and service organizations of which directors of National Rural are members, employees, officers or directors.  National Rural has adopted a policy whereby substantially all extensions of credit to entities related to directors or their immediate family members are approved only by the disinterested directors.

Based on the criteria above, the Board of Directors has determined that the directors listed below are independent for the period of time served by such Directors during fiscal year 2008. The Board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Roger Arthur	Steven J. Haaven	Burns E. Mercer
Roger A. Ball	Gary Harrison (1)	Gale Rettkowski
Raphael A. Brumbeloe	Craig A. Harting (1)	Dwight Rossow
Delbert Cranford	Jim Herron	R. Wayne Stratton
Jim L. Doerstler	Terryl Jacobs (1)	J. David Wasson, Jr.
Jimmy Ewing, Jr.	Tom Kirby (1)	Jack F. Wolfe, Jr.
Harold Foley	Reuben McBride	F. E. Wolski
(1) These directors served during the year ended May 31, 2008, however they were no longer a director at May 31, 2008.

Item 14.                      Principal Accountant Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended May 31, 2008 and 2007 and fees for other services during that period by Deloitte & Touche, LLP.

	2008	2007
Audit fees (1)	$1,641,790	$1,636,815
Audit-related fees	-	-
Tax fees (2)	111,571	29,650
All other fees (3)	28,500	33,000
Total	$1,781,861	$1,699,465

(1) Audit fees in 2008 and 2007 consist of fees for the audit of the consolidated financial statements of National Rural, including RTFC and NCSC in accordance with FIN 46(R), totaling $1,315,450 and $1,205,928, respectively, fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $185,000 and $242,408, respectively, and fees for the audit of management's assessment of the effectiveness of National Rural’s internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 totaling $0 and $24,900 respectively.  Additionally, audit fees in 2008 and 2007 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) These fees relate to the audit of a trust serviced by National Rural.

National Rural’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants.  The independent registered public accountants report directly to the Audit Committee and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants.  Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants.  Under the policy, the Audit Committee's pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent registered public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.  This policy was followed during the years ended May 31, 2008 and 2007.  National Rural’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by National Rural’s board of directors and members on March 1, 2005. Incorporated by reference to Exhibit 3.2 to National Rural’s Form 10-Q filed on April 14, 2005.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-
Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee.  Incorporated by reference to Exhibit 4.2 to National Rural’s Form 10-Q filed on October 15, 2007.

	4.3	-	Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 maturing on March 22, 2011. Incorporated by reference to Exhibit 4.3 to National Rural’s Form 10-Q filed on April 14, 2006.
	4.4	-	Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to National Rural’s Form 10-Q filed on April 12, 2007.
	4.5	-	Revolving Credit Agreement dated as of March 14, 2008 for $1,500,000,000 expiring on March 13, 2009. Incorporated by reference to Exhibit 4.5 to National Rural’s Form 10-Q filed on April 14, 2008.
	4.6	-
Indenture between National Rural and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).

	4.7	-
Indenture between National Rural and Chemical Bank, as Trustee.  Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-3 filed on December 15, 1987 (Registration No. 33-34927).

	4.8	-
First Supplemental Indenture between National Rural and Chemical Bank, as Trustee.  Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).

	4.9	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.  Incorporated by reference to Exhibit 4.11 to National Rural’s Form 10-K filed on August 25, 2006.

	4.10	-
Series B Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of April 28, 2006 for up to $1,500,000,000.  Incorporated by reference to Exhibit 4.12 to National Rural’s Form 10-K filed on August 25, 2006.

	4.11	-
Pledge Agreement dated as of April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.13 to National Rural’s Form 10-K filed on August 25, 2006.

	4.12	-
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated as of April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029.  Incorporated by reference to Exhibit 4.14 to National Rural’s Form 10-K filed on August 25, 2006.

	4.13	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000.  Incorporated by reference to Exhibit 4.12 to National Rural’s Form 10-K filed on August 24, 2005.

	4.14	-
Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of June 14, 2005 for up to $1,000,000,000.  Incorporated by reference to Exhibit 4.13 to National Rural’s Form 10-K filed on August 24, 2005.

4.15	-
Pledge Agreement dated as of June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.14 to National Rural’s Form 10-K filed on August 24, 2005.

4.16	-
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated as of June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028.  Incorporated by reference to Exhibit 4.15 to National Rural’s Form 10-K filed on August 24, 2005.

4.17	-
Note Purchase Agreement dated as of July 28, 2005 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.16 to National Rural’s Form 10-K filed on August 24, 2005.

4.18	-
Pledge Agreement dated as of July 28, 2005, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.17 to National Rural’s Form 10-K filed on August 24, 2005.

4.19	-
Registration Rights Agreement dated as of July 28, 2005 between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.18 to National Rural’s Form 10-K filed on August 24, 2005.

4.20	-
4.656% Senior Notes due 2008 dated as of July 29, 2005 from the Registrant to Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.19 to National Rural’s Form 10-K filed on August 24, 2005.

4.21	-
Indenture dated as of May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee.  Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on May 25, 2000 (Registration No. 333-37940).

4.22	-
First Supplemental Indenture dated as of March 12, 2007, between the Registrant and U.S. Bank National Association, as trustee.  Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3ASR filed on April 19, 2007 (Registration No. 333-142230).

4.23	-
Indenture for Clean Renewable Energy Bonds, Tax Credit Series dated as of January 1, 2008, between the Registrant and U.S. Bank Trust National Association.  The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.  Incorporated by reference to Exhibit 4.21 to National Rural’s Form 10-Q filed on April 14, 2008.

4.24	-
Note Purchase Agreement dated as of March 27, 2008, for $400,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.22 to National Rural’s Form 10-Q filed on April 14, 2008.

4.25	-
Pledge Agreement dated as of March 27, 2008, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.23 to National Rural’s Form 10-Q filed on April 14, 2008.

4.26	-
Registration Rights Agreement dated as of March 27, 2008, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.24 to National Rural’s Form 10-Q filed on April 14, 2008.

4.27	-
Variable Rate Senior Note due 2013 dated as of March 27, 2008, from the Registrant to Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.25 to National Rural’s Form 10-Q filed on April 14, 2008.

4.28	-
Indenture dated as of October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee.  Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
10.1	-
Plan Document for National Rural’s Deferred Compensation Program amended and restated as of July 1, 2003.  Incorporated by reference to Exhibit 10.1 to National Rural’s Form 10-K filed on August 24, 2005.

10.2	-	Employment Contract between National Rural and Sheldon C. Petersen, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to National Rural’s Form 10-Q filed on January 11, 2008.
10.3	-
Supplemental Benefit Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, dated as of July 22, 2004.  Incorporated by reference to Exhibit 10.3 to National Rural’s Form 10-K filed on August 20, 2004.

10.4	-	Amended and Restated Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of December 4, 2006.
10.5	-
First Amendment to Amended and Restated Supplemental Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective as of January 1, 2008.  Incorporated by reference to Exhibit 10.5 to National Rural’s Form 10-Q filed on January 11, 2008.

10.6	-
Employment Contract between National Rural and John T. Evans, dated as of September 17, 1997 including termination of employment arrangement.  Incorporated by reference to Exhibit 10.4 to National Rural’s Form 10-K filed on August 27, 2007.

10.7	-
Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of November 28, 2007.  Exhibit C to the Agreement of Purchase and Sale has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.  Incorporated by reference to Exhibit 10.6 to National Rural’s Form 10-Q filed on January 11, 2008.

10.8	-
First Amendment to Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of December 17, 2007.  Incorporated by reference to Exhibit 10.7 to National Rural’s Form 10-Q filed on January 11, 2008.

10.9	-
Second Amendment to Agreement of Purchase and Sale between National Rural and Loudoun Land Venture, LLC dated as of December 21, 2007.  Exhibits A and C to the Second Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.  Incorporated by reference to Exhibit 10.8 to National Rural’s Form 10-Q filed on January 11, 2008.

10.10	-
Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of May 2, 2008.  Exhibits A, E and G to the Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.11	-	First Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of June 30, 2008.
10.12	-	Second Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of July 29, 2008.
12	-	Computations of ratio of margins to fixed charges.
14.1	-	Ethics Policy for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to National Rural’s Form 10-Q filed on October 14, 2004.
23	-	Consent of Deloitte & Touche LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 29th day of August 2008.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:          /s/  SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ ROGER ARTHUR	President and Director
Roger Arthur

/s/ DARRYL SCHRIVER	Vice President and Director
Darryl Schriver

/s/ REUBEN MCBRIDE	Secretary-Treasurer and Director
Reuben McBride

/s/ FRED ANDERSON	Director
Fred Anderson

/s/ ROGER A. BALL	Director	August 29, 2008
Roger A. Ball

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ DELBERT CRANFORD	Director
Delbert Cranford

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ HAROLD FOLEY	Director
Harold Foley

/s/ STEVEN J. HAAVEN	Director
Steven J. Haaven

Signature	Title	Date

/s/ JIM HERRON	Director
Jim Herron

/s/ MARTIN HILLERT, JR.	Director
Martin Hillert, Jr.

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz

/s/ BURNS E. MERCER	Director
Burns E. Mercer

/s/ GALE RETTKOWSKI	Director	August 29, 2008
Gale Rettkowski

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ RONALD P. SALYER	Director
Ronald P. Salyer

/s/ R. WAYNE STRATTON	Director
R. Wayne Stratton

/s/ J. DAVID WASSON, JR.	Director
J. David Wasson, Jr.

/s/ CHARLES WAYNE WHITAKER	Director
Charles Wayne Whitaker

/s/ JACK F. WOLFE, JR.	Director
Jack F. Wolfe, Jr.

/s/ F. E. WOLSKI	Director
F. E. Wolski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

August 27, 2008

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2008 and 2007

(in thousands)

A S S E T S

	2008	2007
Cash and cash equivalents	$177,809	$304,107

Restricted cash	14,460	2,032

Loans to members	19,029,040	18,131,873
Less: Allowance for loan losses	(514,906)	(561,663)
Loans to members, net	18,514,134	17,570,210

Accrued interest and other receivables	258,315	291,637

Fixed assets, net	21,045	4,555

Debt service reserve funds	54,993	54,993

Bond issuance costs, net	39,618	45,611

Foreclosed assets	58,961	66,329

Derivative assets	220,514	222,774

Other assets	19,532	12,933

	$19,379,381	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2008 and 2007

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	2008	2007

Short-term debt	$6,327,453	$4,427,123

Accrued interest payable	244,299	281,458

Long-term debt	10,173,587	11,295,219

Deferred income	21,971	27,990

Guarantee liability	15,034	18,929

Other liabilities	27,216	27,611

Derivative liabilities	171,390	71,934

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,465	649,424
Loan and guarantee subordinated certificates	757,314	732,023
Total members' subordinated certificates	1,406,779	1,381,447

Commitments and contingencies

Minority interest	14,247	21,989

Equity:
Retained equity	657,138	697,837
Accumulated other comprehensive income	8,827	12,204
Total equity	665,965	710,041

	$19,379,381	$18,575,181

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the Years Ended May 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income	$1,069,540	$1,054,224	$1,007,912
Interest expense	(936,889)	(996,730)	(975,936)

Net interest income	132,651	57,494	31,976

Recovery of (provision for) loan losses	30,262	6,922	(23,240)

Net interest income after recovery of (provision for) loan losses	162,913	64,416	8,736

Non-interest income:
Rental and other income	1,461	1,533	2,398
Derivative cash settlements	27,033	86,442	80,883
Results of operations of foreclosed assets	7,528	9,758	15,492
Gain on sale of building and land	-	-	43,431

Total non-interest income	36,022	97,733	142,204

Non-interest expense:
Salaries and employee benefits	(36,428)	(33,817)	(31,494)
Other general and administrative expenses	(24,041)	(18,072)	(20,595)
Recovery of guarantee liability	3,104	1,700	700
Market adjustment of foreclosed assets	(5,840)	-	-
Derivative forward value	(98,743)	(79,281)	28,805
Foreign currency adjustments	-	(14,554)	(22,594)
Loss on sale of loans	(676)	(1,584)	-

Total non-interest expense	(162,624)	(145,608)	(45,178)

Income prior to income taxes and minority interest	36,311	16,541	105,762

Income tax benefit (expense)	3,335	(2,396)	(3,176)

Income prior to minority interest	39,646	14,145	102,586

Minority interest, net of income taxes	6,099	(2,444)	(7,089)

Net income	$45,745	$11,701	$95,497

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

For the Years Ended May 31, 2008, 2007 and 2006

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	(Loss) Income	Equity	Fees	Net Income	Fund	Reserve	Fund	Other
Balance as of May 31, 2005	$764,934	$15,621	$749,313	$993	$225,730	$1,200	$164,067	$497	$356,826
Patronage capital retirement	(72,912)	-	(72,912)	-	-	-	-	-	(72,912)
Income prior to income taxes and minority interest	105,762	-	105,762	-	10,384	780	-	-	94,598
Other comprehensive loss	(2,413)	(2,413)	-	-	-	-	-	-	-
Income tax expense	(3,176)	-	(3,176)	-	(3,176)	-	-	-	-
Minority interest	(7,089)	-	(7,089)	-	(7,089)	-	-	-	-
Other	(698)	-	(698)	1	-	(699)	(7,223)	-	7,223
Balance as of May 31, 2006	$784,408	$13,208	$771,200	$994	$225,849	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Income prior to income taxes and minority interest	16,541	-	16,541	-	(89,481)	945	1,464	1	103,612
Other comprehensive loss	(1,004)	(1,004)	-	-	-	-	-	-	-
Income tax expense	(2,396)	-	(2,396)	-	(2,396)	-	-	-	-
Minority interest	(2,444)	-	(2,444)	-	(2,444)	-	-	-	-
Other	(817)	-	(817)	3	-	(820)	-	-	-
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-		(85,494)
Income prior to income taxes and minority interest	36,311	-	36,311	-	(96,959)	1,024	29,061	(2)	103,187
Other comprehensive loss	(3,377)	(3,377)	-	-	-	-	-	-	-
Income tax benefit	3,335	-	3,335	-	3,335	-	-	-	-
Minority interest	6,099	-	6,099	-	6,099	-	-	-	-
Other	(950)	-	(950)	(4)	-	(946)	40	-	(40)
Balance as of May 31, 2008	$665,965	$8,827	$657,138	$993	$44,003	$1,484	$187,409	$496	$422,753

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,745	$11,701	$95,497
Add (deduct):
Amortization of deferred income	(6,954)	(12,248)	(14,444)
Amortization of bond issuance costs and deferred charges	16,241	17,406	12,124
Depreciation	2,274	2,182	2,154
(Recovery of) provision for loan losses	(30,262)	(6,922)	23,240
Recovery of guarantee liability	(3,104)	(1,700)	(700)
Results of operations of foreclosed assets	(7,528)	(9,758)	(15,492)
Market adjustment on foreclosed assets	5,840	-	-
Derivative forward value	98,743	79,281	(28,805)
Foreign currency adjustments	-	14,554	22,594
Gain on sale of building and land	-	-	(43,431)
Loss on sale of loans	676	1,584	-
Restricted interest earned on restricted cash	(123)	-	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	24,816	27,203	(12,626)
Accrued interest payable	(37,159)	(21,501)	28,895
Other	(7,696)	(702)	4,902
Net cash provided by operating activities	101,509	101,080	73,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(8,013,327)	(7,228,143)	(6,162,154)
Principal collected on loans	7,019,075	7,052,334	6,768,252
Net investment in fixed assets	(17,253)	(591)	(4,665)
Net cash provided by foreclosed assets	9,056	63,831	6,401
Net proceeds from sale of foreclosed assets	-	487	29,152
Net proceeds from sale of building and land	-	-	83,428
Net proceeds from sale of loans	73,972	364,100	-
Change in restricted cash	(12,428)	-	-
Net cash (used in) provided by investing activities	(940,905)	252,018	720,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) issuances of short-term debt, net	265,645	(470,591)	(1,005,995)
Proceeds from issuance of long-term debt, net	2,061,744	2,066,332	3,792,566
Payments for retirement of long-term debt	(1,380,423)	(1,645,848)	(3,580,731)
Payments for retirement of subordinated deferrable debt	(175,000)	(150,000)	(48,560)
Proceeds from issuance of members' subordinated certificates	76,589	45,605	77,081
Payments for retirement of members' subordinated certificates	(48,308)	(68,319)	(113,819)
Payments for retirement of patronage capital	(77,378)	(74,094)	(57,328)
Payments for retirement of RTFC patronage capital	(9,771)	(12,414)	(15,712)
Net cash provided by (used in) financing activities	713,098	(309,329)	(952,498)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,298)	43,769	(158,176)
BEGINNING CASH AND CASH EQUIVALENTS	304,107	260,338	418,514
ENDING CASH AND CASH EQUIVALENTS	$177,809	$304,107	$260,338

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2008, 2007 and 2006

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$957,806	$1,000,826	$945,303
Cash paid for income taxes	1,429	1,376	760
Non-cash financing and investing activities:
Patronage capital applied against loan balances	$-	$-	$1,829
Minority interest patronage capital applied against loan balances	-	-	1,689
Net decrease in debt service reserve funds/debt service
reserve certificates	-	(25,166)	(13,023)

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

The Company's consolidated membership was 1,538 as of May 31, 2008 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 511 telecommunications members, 66 service members and 63 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions, after elimination of intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, requires National Rural to consolidate the financial results of RTFC and NCSC.  National Rural is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect through December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for which National Rural reimburses RTFC for loan losses.  All loans that require RTFC board approval also require National Rural approval. National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with National Rural.

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

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At May 31, 2008, National Rural had guaranteed $265 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Rural run through 2022.  As of May 31, 2008, National Rural's maximum potential exposure totaled $281 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 13 at May 31, 2008 as the debt and derivatives are reported on the consolidated balance sheet.  At May 31, 2008, National Rural had no guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At May 31, 2008, RTFC had total assets of $1,909 million including loans outstanding to members of $1,727 million and NCSC had total assets of $458 million including loans outstanding of $414 million.  At May 31, 2008 and 2007, National Rural had committed to lend RTFC up to $4 billion of which $2 billion was outstanding at both period ends.  At May 31, 2008, National Rural had committed to provide credit to NCSC of up to $1 billion.  At May 31, 2008, National Rural had provided a total of $450 million of credit to NCSC, representing $185 million of outstanding loans and $265 million of credit enhancements.

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

In accordance with ARB 51, the Company presents the amount of subsidiary equity controlled by RTFC and NCSC as minority interest on the consolidated balance sheet and the subsidiary earnings controlled by RTFC and NCSC as minority interest on the consolidated statement of operations.

(c)	Cash and Cash Equivalents

The Company includes cash, certificates of deposit and other investments with remaining maturities of less than 90 days as cash and cash equivalents.

(d)	Restricted Cash

Restricted cash represents cash and cash equivalents for which use is contractually restricted.  Restricted cash is disclosed separately on the balance sheet.  At May 31, 2008, the Company has four different contractual restrictions on the use of certain cash.  Three of the restricted cash accounts totaling $12 million are related to the issuance of the Clean Renewable Energy Bonds (“CREBs”) in February 2008.  The fourth restricted cash account represents cash pledged as collateral for collateral trust bonds issued under the Company’s 1972 indenture.  At May 31, 2007, the $2 million of cash pledged as collateral under the 1972 indenture was the only restricted cash, which was classified in other assets due to immateriality.

Restricted cash at May 31, 2008 represents:

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also uses the proceeds from the issuance of CREBs to cover all costs associated with the issuance of the CREBs.  These funds are held by the trustee and may only be released to the Company to cover the cost of issuance.  The Company must submit invoices to support the issuance costs for which it is seeking reimbursement.  These funds may be invested by the Company.  The interest earned is restricted and may only be used to cover issuance expenses and to fund qualifying projects.

The Company collects principal and interest payments from borrowers quarterly.  The Company may withdraw the interest collected on CREBs loans at any time.  The principal collected on CREBs loans may only be used to repay principal to bond investors.  These funds may be invested by the Company.  The interest earned is not restricted and may be withdrawn by the Company at any time.

At May 31, 2008 and 2007, $2 million of cash was pledged to secure the Company’s collateral trust bonds under the 1972 indenture.  This cash is classified in restricted cash because the funds are pledged with the Company’s collateral trust bond trustee.  These funds may be invested by the Company.  The interest earned is not restricted and may be withdrawn by the Company at any time.

Interest for which use is contractually restricted earned on restricted cash accounts is presented as an investing activity in the statement of cash flows.  Interest for which use is not contractually restricted on restricted cash accounts is presented as an operating activity in the statement of cash flows.  Changes in the principal balances of restricted cash accounts are reported as investing activities in the statement of cash flows.

(e)        Loan Securitizations

The Company accounts for the sale of loans in securitization transactions according to the provisions of Statement of Financial Accounting Standards ("SFAS") 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended.  The Company derecognizes financial assets when control has been surrendered.  The Company has no retained interest in securitized loans.  The Company services the loans in return for a market fee and therefore does not record a servicing asset or liability.  The Company recognizes the service fee on an accrual basis over the period for which servicing activity is provided.  Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale.

(f)        Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio, which are estimated based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. On a quarterly basis, the Company prepares an analysis of the loan loss allowance and makes adjustments to the allowance as necessary.  The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Management makes recommendations of loans to be written off to the board of directors of National Rural.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below for the years ended May 31:

(in thousands)	2008	2007	2006
Balance at beginning of year	$561,663	$611,443	$589,749
(Recovery of) provision for loan losses	(30,262)	(6,922)	23,240
Write-offs	(16,911)	(44,668)	(2,197)
Recoveries	416	1,810	651
Balance at end of year	$514,906	$561,663	$611,443

(g)           Non-performing Loans

The Company classifies a borrower as non-performing when any one of the following criteria are met:
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

(h)	Impairment of Loans

The Company reviews the loan portfolio on a quarterly basis for impairments.  A loan is considered to be impaired when the Company does not expect to collect all principal and interest payments as scheduled per the original loan terms other than an insignificant delay or an insignificant shortfall in amount.  The Company calculates impairment of loans receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the interest rate on the loans at the time the loans became impaired and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended.  Loss reserves are specifically recorded based on the calculated impairment.

(i)          Fixed Assets

Land, furniture and fixtures and related equipment are stated at cost less accumulated depreciation and amortization of $11 million and $10 million as of May 31, 2008 and 2007, respectively.  Depreciation expense ($2 million in fiscal years 2008, 2007 and 2006) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.

(j)          Foreclosed Assets

The Company records foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintains these assets on the consolidated balance sheets as foreclosed assets.  Generally, it is the Company's intent to sell foreclosed assets.  The Company evaluates whether assets meet the conditions to qualify for assets held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets on a case by case basis.  If the foreclosed assets qualify as assets held for sale, the Company records such assets at the lower of the carrying amount or fair value at each reporting date with changes for the period recorded in the consolidated statement of operations.  Gains for any subsequent increase in fair value may not exceed the cumulative loss recognized for previous write-downs to fair value.  If the assets do not qualify as assets held for sale, the Company periodically evaluates such assets for impairment.  Any loss due to impairment for the period is recorded in the consolidated statement of operations and establishes a new cost basis.  If applicable, no depreciation is recorded on such foreclosed assets.  The results of operations from foreclosed assets are shown separately on the consolidated statements of operations.

(k)          Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments.  The Company uses interest rate, cross currency and cross currency interest rate exchange agreements to manage its interest rate and foreign currency exchange risk.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, the Company records derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value.  In recording the fair value of its derivative assets and liabilities, the Company does not net its positions under contracts with individual counterparties. Changes in the fair value of derivative instruments are recognized in the derivative forward value line of the consolidated statements of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if cash flow hedge accounting criteria are met.  In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated statements of operations.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting.

Net settlements for derivative instruments that qualify for hedge accounting are recorded in interest expense.  The Company records net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(l)          Guarantee Liability

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. The Company records a guarantee liability which represents its contingent and non-contingent exposure related to its guarantees of its members’ debt obligations. The Company’s contingent guarantee liability is based on management’s estimate of the Company’s exposure to losses within the guarantee portfolio.  The Company uses factors such as borrower risk rating, remaining maturity, corporate bond default probabilities and historical recovery rates in estimating its contingent guarantee liability.  Adjustments to the contingent guarantee liability are recorded in the Company’s provision for guarantee losses.  The Company has recorded a non-contingent guarantee liability for all new or modified guarantees since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The Company’s non-contingent guarantee liability represents the Company’s obligation to stand ready to perform pursuant to the terms of its guarantees that it has entered into since January 1, 2003.  The Company’s non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management's estimate of the fair value of its obligation to stand ready to perform.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantee.

(m)           Amortization of Bond Discounts and Bond Issuance Costs

Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the initial legal maturity of each bond issue.

(n)           Membership Fees

Members are charged a one-time membership fee based on member class.  National Rural distribution system members, power supply system members and national associations of cooperatives pay a $1,000 membership fee.  National Rural service organization members pay a $200 membership fee.  National Rural associates pay a $1,000 fee.  RTFC voting members pay a $1,000 membership fee.  RTFC associates pay a $100 fee.  NCSC members pay a $100 membership fee.  Membership fees are accounted for as members' equity.

(o)           Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its member borrowers.  These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members' obligations.  The expected inherent loss related to the Company’s off-balance sheet financial instruments is covered in its guarantee liability.

(p)           Interest Income

Interest income includes the following for the years ended May 31:

(in thousands)	2008	2007	2006
Interest on long-term fixed rate loans (1)	$872,488	$833,247	$759,618
Interest on long-term variable rate loans (1)	86,787	114,786	153,613
Interest on short-term loans (1)	77,145	72,632	57,636
Interest on investments (2)	7,394	9,662	10,391
Conversion fees (3)	6,670	9,162	14,444
Make-whole and prepayment fees (4)	10,759	4,748	5,409
Commitment and guarantee fees (5)	5,109	9,161	6,488
Other fees	3,188	826	313
Total interest income	$1,069,540	$1,054,224	$1,007,912

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $20 million and $25 million at May 31, 2008 and 2007, respectively.

(q)           Interest Expense

Interest expense includes the following for the years ended May 31:

(in thousands)	2008	2007	2006
Interest expense - commercial paper and bid notes (1)	$122,786	$178,687	$133,035
Interest expense - medium-term notes (1)	330,193	363,760	409,454
Interest expense - collateral trust bonds (1)	243,579	218,523	271,980
Interest expense - subordinated deferrable debt (1)	19,663	33,089	45,349
Interest expense - subordinated certificates (1)	48,717	47,852	47,017
Interest expense - long-term private debt (1)	136,779	118,722	46,201
Debt issuance costs (2)	9,605	12,328	9,662
Derivative cash settlements, net (3)	-	-	2,278
Commitment and guarantee fees (4)	17,915	16,023	10,595
Loss (gain) on extinguishment of debt (5)	5,509	4,806	(1,907)
Other fees	2,143	2,940	2,272
Total interest expense	$936,889	$996,730	$975,936

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

(r)          Income Taxes

While National Rural is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on its unrelated business taxable income.  RTFC is allowed to exclude the amount of the net income that it allocates to its members.  Approximately 99% of the RTFC net income is allocated to its members annually.  NCSC pays tax on the full amount of its net income.

The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2008, 2007 and 2006 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38%.  Additionally, any fines or penalties assessed against RTFC and NCSC are recorded in income tax expense.

(s)          Allocation of Net Income

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net income to its members.  Annually, National Rural’s board of directors allocates its net earnings, which is net income excluding certain non-cash adjustments, to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural allocates a small portion, less than 1%, of net earnings annually to the education fund to further the teaching of cooperative principles as required by cooperative law.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors will determine the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings held by National Rural to increase equity retention.

The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are annually allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the year in which such net earnings were reported.  There is no impact on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to its members and by disbursements from the education fund.

(t)          Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income for the years ended May 31, 2008, 2007 and 2006 is calculated as follows:

(in thousands)	2008	2007	2006
Net income	$45,745	$11,701	$95,497
Other comprehensive income:
Unrealized loss on derivatives	-	-	(2,639)
Reclassification adjustment for realized (gains) losses on derivatives	(3,377)	(1,004)	226
Comprehensive income	$42,368	$10,697	$93,084

(u)           Operating Lease Obligations

On October 18, 2005, the Company entered into an agreement to lease 107,228 square feet of office, meeting and storage space in two office buildings located in Herndon, Virginia.  The lease is for three years, terminating on October 17, 2008.   In September 2007, the Company exercised the option to extend the lease for an additional one-year period.  The Company has the option to extend the lease for an additional one-year period in fiscal year 2009.  The terms of these extensions are similar to the initial three-year lease.  The Company had previously owned these two buildings which were sold at the commencement of the agreement (see Note 16).

The following represents the future minimum lease payments related to the Company’s three-year lease of office space for the years ended May 31:

(in thousands)	2009	2010
Lease Payments (1)	$3,301	$1,484

(1) In September 2007, the Company exercised the option to extend the lease for an additional one-year period.  Assuming the Company exercises the option to extend the lease for an additional one-year period in fiscal year 2009, the future minimum lease payments for fiscal years 2010 and 2011 would increase to $3,503 thousand and $1,505 thousand, respectively.

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

The Company recognizes rental expense on a straight-line basis, which requires taking the total scheduled payments and dividing by the number of months in the lease term.  During the years ended May 31, 2008, 2007 and 2006, the Company recognized rental expense of $3 million, $3 million and $2 million, respectively.

(v)          Use of Estimates

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

The Company does not believe it is vulnerable to the risk of a near-term severe impact as a result of any concentrations of its activities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(w)           Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format for the following two items.  The May 31, 2007 balance of deferred loan origination costs totaling $4 million has been reclassified from other assets to loans to members on the consolidated balance sheet to conform with the May 31, 2008 presentation.  The May 31, 2007 balance of cash held as collateral totaling $2 million has been reclassified from other assets to restricted cash on the consolidated balance sheet to conform with the May 31, 2008 presentation.

(x)          New Accounting Pronouncements

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

On June 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS 157 as of June 1, 2008 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As part of the Company's adoption of SFAS 159 as of June 1, 2008, it has not elected to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows at May 31:

	2008		2007
		Unadvanced		Unadvanced
(in thousands)	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)
Total by loan type (2):
Long-term fixed rate loans	$15,204,614	$-	$14,663,340	$-
Long-term variable rate loans	1,882,095	5,975,541	1,993,534	5,703,313
Loans guaranteed by RUS	250,169	491	255,903	491
Short-term loans	1,690,117	7,597,712	1,215,430	7,200,156
Total loans outstanding	19,026,995	13,573,744	18,128,207	12,903,960
Deferred origination fees	2,045	-	3,666
Less: Allowance for loan losses	(514,906)	-	(561,663)	-
Net loans outstanding	$18,514,134	$13,573,744	$17,570,210	$12,903,960

Total by segment:
National Rural:
Distribution	$13,438,370	$9,579,213	$12,827,772	$9,176,686
Power supply	3,339,112	2,960,693	2,858,040	2,798,124
Statewide and associate	108,925	158,293	119,478	139,156
National Rural total	16,886,407	12,698,199	15,805,290	12,113,966
RTFC	1,726,514	562,389	1,860,379	473,762
NCSC	414,074	313,156	462,538	316,232
Total loans outstanding	$19,026,995	$13,573,744	$18,128,207	$12,903,960

	2008		2007
(in thousands)		Unadvanced		Unadvanced
Non-performing and restructured loans (2):	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)

Non-performing loans (3):
RTFC:
Long-term fixed rate loans	$219,912	$-	$212,984	$-
Long-term variable rate loans	261,109	2,160	261,081	-
Short-term loans	25,843	-	27,799	418
Total non-performing loans	$506,864	$2,160	$501,864	$418

Restructured loans (3):
National Rural:
Long-term fixed rate loans	$52,309	$-	$52,420	$-
Long-term variable rate loans	519,257	186,673	544,697	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	571,566	199,173	597,117	199,173

RTFC:
Long-term fixed rate loans	5,545	-	6,188	-
Total restructured loans	$577,111	$199,173	$603,305	$199,173

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
(2) Non-performing and restructured loans are included in loans outstanding by loan type chart.
(3) Loans are classified as long-term or short-term based on their original maturity.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income.

Credit Concentration
The Company's loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, American Samoa and the U.S. Virgin Islands.  At May 31, 2008 and 2007, loans outstanding to borrowers in any state or territory did not exceed 16% and 15%, respectively, of total loans outstanding.  In addition to the geographic diversity of the portfolio, the Company limits its exposure to any one borrower.  At May 31, 2008 and 2007, the total exposure outstanding to any one borrower or controlled group did not exceed 2.7% and 3.0%, respectively, of total loans and guarantees outstanding.  At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system. At May 31, 2007, the ten largest borrowers included six distribution systems, two power supply systems and two telecommunications systems.  The following chart shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:
	2008		2007
(Dollar amounts in thousands)	Amount	% of Total	Amount	% of Total
Total by type:
Loans	$3,395,865		$3,306,986
Guarantees	164,740		76,867
Total credit exposure to ten largest borrowers	$3,560,605	18%	$3,383,853	18%

Total by segment:
National Rural	$3,043,905		$2,691,060
RTFC	491,700		692,793
NCSC	25,000		-
Total credit exposure to ten largest borrowers	$3,560,605	18%	$3,383,853	18%

Interest Rates
Set forth below is the weighted average interest rate earned on all loans outstanding during the fiscal years ended May 31:

	2008	2007	2006
Long-term fixed rate	6.05%	5.87%	5.64%
Long-term variable rate	6.94%	7.58%	6.43%
Loans guaranteed by RUS	5.49%	5.59%	5.34%
Short-term	5.89%	7.06%	6.07%
Non-performing	0.01%	0.02%	0.01%
Restructured	0.64%	0.61%	0.08%
Total	5.81%	5.79%	5.48%
Total by segment:
National Rural	5.85%	5.80%	5.43%
RTFC	4.97%	5.30%	5.50%
NCSC	7.68%	8.00%	7.08%
Total	5.81%	5.79%	5.48%

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or the variable rate.  Upon expiration of the selected fixed interest rate term, the borrower must select the variable rate or select another fixed rate term for a period that does not exceed the remaining loan maturity.  The Company sets long-term fixed rates daily and variable rates monthly.  On notification to borrowers, the Company may adjust the variable interest rate semi-monthly.  Under the policies in effect for each company, the maximum interest rate which may be charged on short-term loans for National Rural is the prevailing bank prime rate plus 1% per annum; for RTFC, it is the prevailing bank prime rate plus 1 1/2% per annum; and for NCSC, it is the prevailing bank prime rate plus 1% per annum.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Repricing
Long-term fixed rate loans outstanding at May 31, 2008, which will be subject to the repricing of their interest rates during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

	Weighted Average
(Dollar amounts in thousands)	Interest Rate	Amount Repricing
2009	5.50%	$1,419,472
2010	5.74%	1,131,699
2011	5.88%	1,172,515
2012	6.30%	1,191,951
2013	6.10%	666,842
Thereafter	6.27%	2,592,841

During the year ended May 31, 2008, long-term fixed rate loans totaling $866 million had their interest rates repriced.

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2008 and thereafter are as follows:

(in thousands)	Amortization (1)
2009	$800,630
2010	1,538,267
2011	839,040
2012	1,118,767
2013	805,275
Thereafter	12,234,899
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

The following tables summarize the Company's secured and unsecured loans outstanding by loan program and by segment at May 31:

(Dollar amounts in thousands)	2008				2007
Total by loan program:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,732,058	97%	$472,556	3%	$14,180,956	97%	$482,384	3%
Long-term variable rate loans	1,728,803	92%	153,292	8%	1,865,821	94%	127,713	6%
Loans guaranteed by RUS	250,169	100%	-	-	255,903	100%	-	-
Short-term loans	165,226	10%	1,524,891	90%	191,231	16%	1,024,199	84%
Total loans	$16,876,256	89%	$2,150,739	11%	$16,493,911	91%	$1,634,296	9%

Total by segment:
National Rural	$15,021,067	89%	$1,865,340	11%	$14,462,448	92%	$1,342,842	8%
RTFC	1,497,487	87%	229,027	13%	1,630,079	88%	230,300	12%
NCSC	357,702	86%	56,372	14%	401,384	87%	61,154	13%
Total loans	$16,876,256	89%	$2,150,739	11%	$16,493,911	91%	$1,634,296	9%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concurrent Loans
National Rural makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS.  Under default provisions of common mortgages securing long-term National Rural loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, National Rural may exercise remedies.  Under common default provisions of mortgages securing long-term National Rural loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.  As of May 31, 2008 and 2007, National Rural had $2,159 million and $2,302 million, respectively, of loans outstanding issued on a concurrent basis with RUS.

Pledging of Loans
As of May 31, 2008 and 2007, distribution system mortgage notes related to outstanding long-term loans totaling $3,990 million and $5,797 million, respectively, and RUS guaranteed loans qualifying as permitted investments totaling $215 million and $219 million, respectively, were pledged as collateral to secure National Rural’s collateral trust bonds under the 1994 indenture totaling $4,015 million and $5,020 million, respectively.  Under the 2007 indenture, distribution system mortgage notes related to outstanding long-term loans totaling $918 million as of May 31, 2008 were pledged as collateral to secure National Rural's collateral trust bonds totaling $700 million.  In addition, $2 million of cash was pledged to secure $2 million of collateral trust bonds outstanding under the 1972 indenture at May 31, 2008 and 2007.

As of May 31, 2008 and 2007, distribution system mortgage notes totaling $1,043 million and $592 million, respectively, were pledged as collateral to secure National Rural’s notes to the Federal Agricultural Mortgage Corporation ("Farmer Mac") totaling $900 million and $500 million, respectively.

In addition to the loans pledged as collateral at May 31, 2008 and 2007, National Rural had $3,191 million and $2,765 million, respectively, of mortgage notes on deposit with the trustee for the $2.5 billion and $2 billion, respectively, of notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the REDLG program (see Note 6).  The $2.5 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,191 million at May 31, 2008, would be pledged as collateral rather than held on deposit.  At May 31, 2008, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $1.5 billion of notes payable to the FFB has a second trigger event related to a financial expert to the Company's board of directors.  A rating trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert rating trigger, the mortgage notes on deposit at that time, which totaled $1,842 million at May 31, 2008, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

RUS Guaranteed Loans
At May 31, 2008 and 2007, National Rural had a total of $250 million and $256 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest.  There are two programs under which these loans were advanced.  At May 31, 2008 and 2007, National Rural had a total of $35 million and $37 million, respectively, under a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the FFB early and allowed the transfer of the guarantee to the new lender.  At May 31, 2008 and 2007, National Rural had a total of $215 million and $219 million, respectively, under a program in which RUS approved National Rural, in February 1999, as a lender under its current loan guarantee program.

(3)         Loan Securitizations

On February 15, 2007, the Company sold National Rural distribution loans with outstanding principal balances totaling $366 million in a loan securitization transaction.  The transaction qualified for sale treatment under SFAS 140.  The Company received $366 million of cash in exchange for the loans, which represents the full principal amount of the loans sold.  The Company incurred $0.7 million of costs associated with the transaction and had $0.9 million of unamortized deferred loan origination costs for the loans sold and accordingly, the Company recorded a loss on sale of loans totaling $1.6 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 10, 2007, the Company entered into an agreement to sell $74 million of distribution mortgage loans to Farmer Mac for $74 million.  The transaction qualified for sale treatment under SFAS 140. The distribution mortgage loans were sold at 100% of the outstanding principal balance on that date.  A total of $40 million of the distribution mortgage loans were transferred on August 10, 2007 and the remaining $34 million were transferred on January 2, 2008.  The Company recorded a loss on sale of loans totaling $0.7 million related to costs associated with the transaction and unamortized deferred loan origination costs for the loans sold.  The Company does not hold any continuing interest in the loans sold and has no obligation to repurchase loans from the purchaser.  The holders of the certificates of beneficial interest issued by the purchaser have no claim against the Company or any of the Company’s assets in the event of a default on the loans held by the purchaser.

The Company services the loans for the purchaser in exchange for a fee of 30 basis points of the outstanding loan principal.  The Company considers the 30 basis point fee to be a market fee as it is consistent with market quotes from other providers and the fee covers the cost of servicing the loans.  As a result, the Company has not recorded a servicing asset or liability.  The servicing fee has a payment priority over any other disbursement made by the trust holding the assets.

During the year ended May 31, 2008 and 2007, the Company recognized $1.2 million and $0.3 million, respectively, in servicing fees on all loan securitization transactions.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at the lower of cost or market and classified on the consolidated balance sheets as foreclosed assets.  These assets do not meet the criteria to be classified as held for sale at May 31, 2008, 2007 or 2006.  At May 31, 2008, 2007 and 2006, the balance of foreclosed assets included real estate developer notes receivable and limited partnership interests in certain real estate developments.

For the year ended May 31, 2008, the Company determined that there was a reduction of $6 million to the market value of one of the land development loans held as a foreclosed asset.  The reduction to the market value was primarily as a result of the slow down in lot sales due to residential home market weakness.

The activity for foreclosed assets is summarized below for the years ended May 31:

(in thousands)	2008	2007	2006
Beginning balance	$66,329	$120,889	$140,950
Results of operations	7,528	9,758	15,492
Net cash provided by foreclosed assets	(9,056)	(63,831)	(6,401)
Market adjustment	(5,840)	-	-
Sale of foreclosed assets	-	(487)	(29,152)
Ending balance of foreclosed assets	$58,961	$66,329	$120,889

Net cash provided by foreclosed assets increased significantly during the year ended May 31, 2007 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments.  The balance of foreclosed assets at May 31, 2005 also included partnership interests in real estate properties before selling such properties in August 2005 for $30 million.  A gain of $4 million was included in the results of operations of foreclosed assets during the year ended May 31, 2006.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt and the effective interest rates thereon at May 31:

	2008		2007
(Dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,511,953	2.33%	$1,017,879	5.36%
Commercial paper sold directly to members, at par	1,153,210	2.30%	1,383,090	5.29%
Commercial paper sold directly to non-members, at par	134,351	2.59%	133,087	5.31%
Total commercial paper	2,799,514	2.33%	2,534,056	5.32%
Daily liquidity fund	250,750	2.05%	250,563	5.23%
Bank bid notes	100,000	2.80%	100,000	5.43%
Subtotal short-term debt	3,150,264	2.32%	2,884,619	5.32%

Long-term debt maturing within one year:
Medium-term notes sold through dealers	558,776	4.40%	133,801	4.47%
Medium-term notes sold through members	288,634	4.77%	231,158	5.37%
Secured collateral trust bonds	1,824,995	3.27%	999,560	4.65%
Secured notes payable	500,000	4.66%	-	-
Subordinated deferrable debt (1)	-	-	175,000	7.65%
Unsecured notes payable	4,784	5.50%	2,985	8.52%
Total long-term debt maturing within one year	3,177,189	3.83%	1,542,504	5.09%

Total short-term debt	$6,327,453	3.08%	$4,427,123	5.24%

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

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements at May 31:
(Dollar amounts in thousands)	2008	2007	Termination Date	Facility fee per annum (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	0.06 of 1%
Five-year agreement	1,025,000	1,025,000	March 22, 2011	0.06 of 1%
364-day agreement (2)	1,500,000	-	March 13, 2009	0.05 of 1%
364-day agreement	-	1,125,000	March 14, 2008	0.05 of 1%
Total	$3,650,000	$3,275,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under these agreements may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1% per annum.

Upfront fees of between 0.03 and 0.05 of 1% were paid to the banks based on their commitment level to the five-year agreements in place at May 31, 2008, totaling in aggregate $1 million, which will be amortized on a straight-line basis over the life of the agreements.  Upfront fees were paid to the banks for their commitment to the 364-day facility in place at
May 31, 2008, totaling $0.1 million, which will be amortized on a straight-line basis over the life of the agreements.  Each agreement contains a provision under which if borrowings exceed 50% of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are 0.05 of 1% for all three agreements in place at May 31, 2008.

At May 31, 2008 and 2007, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:
		Actual
	Requirement	2008	2007

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.16	1.09

Minimum adjusted TIER at fiscal year end (1)	1.05	1.15	1.12

Maximum ratio of senior debt to total equity	10.00	7.33	6.65

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but the Company must be in compliance with their other requirements, including financial ratios, in order to draw down on the facilities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 (6)         Long-Term Debt

The following is a summary of long-term debt and the effective interest rates thereon at May 31:

	2008		2007
	Debt	Effective	Debt	Effective
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured long-term debt:
Medium-term notes, sold through dealers (1)	$4,231,982	6.70%	$4,676,176	6.78%
Medium-term notes, sold directly to members (2)	104,105	4.77%	76,464	5.37%
Subtotal	4,336,087	6.65%	4,752,640	6.75%
Unamortized discount	(5,483)		(7,408)
Total unsecured medium-term notes	4,330,604		4,745,232
Unsecured notes payable	2,558,362	5.09%	2,032,630	5.12%
Unamortized discount	(1,959)		-
Total unsecured notes payable	2,556,403		2,032,630
Total unsecured long-term debt	6,887,007	6.07%	6,777,862	6.26%

Secured long-term debt:
Collateral trust bonds:
Floating Rate Bonds, due 2008 (3)	-	-	600,000	5.73%
5.75%, Bonds, due 2008 (3)	-	-	225,000	5.85%
Floating Rate Bonds, due 2009 (4)	5,000	2.93%	1,000,000	5.76%
Floating Rate Bonds, Series E-2, due 2010	1,927	7.50%	1,953	7.50%
5.70%, Bonds, due 2010	200,000	5.80%	200,000	5.80%
4.375%, Bonds, due 2010	500,000	4.60%	500,000	4.60%
4.75%, Bonds, due 2014	600,000	4.84%	600,000	4.84%
7.20%, Bonds, due 2015	50,000	7.32%	50,000	7.32%
5.45%, Bonds, due 2017	570,000	5.58%	570,000	5.58%
5.45%, Bonds, due 2018	700,000	5.57%	-	-
6.55%, Bonds, due 2018	175,000	6.68%	175,000	6.68%
7.35%, Bonds, due 2026 (5)	90,000	7.45%	100,000	7.44%
Subtotal	2,891,927	5.42%	4,021,953	5.56%
Unamortized discount	(5,347)		(4,596)
Total secured collateral trust bonds	2,886,580		4,017,357
Secured notes payable	400,000	3.38%	500,000	4.66%
Total secured long-term debt	3,286,580	5.17%	4,517,357	5.46%
Total long-term debt	$10,173,587	5.78%	$11,295,219	5.94%

(1) Medium-term notes sold through dealers mature through 2032 as of May 31, 2008 and 2007.  Does not include $559 million and $134 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2008 and 2007, respectively.
(2) Medium-term notes sold directly to members mature through 2023 as of May 31, 2008 and 2007.  Does not include $289 million and $231 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2008 and 2007, respectively.
(3) Amounts outstanding at May 31, 2008 are included as short-term debt.
(4) Amounts outstanding at May 31, 2008 are included in short-term debt with the exception of $5 million for which holders of the bonds elected to continue to extend the maturity to June 1, 2009 as of May 31, 2008.
(5) National Rural is required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95% of the principal amount prior to maturity.

The principal amount of medium-term notes, collateral trust bonds and long-term notes payable maturing in each of the five fiscal years following May 31, 2008 and thereafter is as follows:

	Amount	Weighted Average
(Dollar amounts in thousands)	Maturing	Interest Rate
2009 (1)	$-	-
2010	1,859,014	5.21%
2011	552,480	4.45%
2012	1,554,344	7.16%
2013	440,575	3.47%
Thereafter	5,767,174	5.72%
Total	$10,173,587	5.68%
____________________
(1) The amount scheduled to mature in fiscal year 2009 has been presented as long-term debt due in one year under short-term debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2 for additional information on the collateral pledged to secure National Rural’s collateral trust bonds.

Unsecured Notes Payable
At May 31, 2008 and 2007, National Rural had outstanding a total of $2.5 billion and $2 billion, respectively, under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  On August 7, 2007, National Rural received the advance of the remaining $500 million under the REDLG program.  The $500 million advance has a July 2027 maturity date.  As part of the REDLG program, National Rural will pay to RUS a fee of 30 basis points per annum on the total amount borrowed.  At May 31, 2008, the $2.5 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At May 31, 2008, National Rural had a total of $900 million outstanding to Farmer Mac.  At May 31, 2007, National Rural had outstanding a total of $500 million of 4.656% notes to Farmer Mac.  Based on the July 29, 2008 maturity, this debt is reported in short-term debt at May 31, 2008.  In March 2008, National Rural sold to Farmer Mac $400 million of floating rate debt due in 2013.  Both notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2 for additional information on the collateral pledged to secure National Rural's notes payable.

(7)         Subordinated Deferrable Debt

Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are long-term obligations subordinated to National Rural’s outstanding debt and senior to subordinated certificates held by National Rural’s members. National Rural’s outstanding subordinated deferrable debt was issued for terms of up to 49 years.  This debt pays interest quarterly, may be called at par after five years, and allows National Rural to defer the payment of interest for up to 20 consecutive quarters.  To date, National Rural has not exercised its right to defer interest payments.  The following table is a summary of subordinated deferrable debt outstanding at May 31:

	2008		2007
	Amounts	Effective	Amounts	Effective
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043	$125,000	7.00%	$125,000	7.00%
6.10% due 2044	88,201	6.33%	88,201	6.33%
5.95% due 2045	98,239	6.14%	98,239	6.14%
Total	$311,440	6.54%	$311,440	6.54%

(1) The 6.75% subordinated deferrable securities due 2043 are callable by National Rural at par starting on February 15, 2008.
(2) The 6.10% subordinated deferrable securities due 2044 are callable by National Rural at par starting on February 1, 2009.
(3) The 5.95% subordinated deferrable securities due 2045 are callable by National Rural at par starting on February 15, 2010.

(8)         Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments.  The Company utilizes derivatives such as interest rate and cross currency interest rate exchange agreements to mitigate its interest rate risk and foreign currency exchange risk.

Interest Rate Exchange Agreements
Generally, the Company's interest rate exchange agreements do not qualify for hedge accounting under SFAS 133.  The majority of the Company's interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg.  The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt used as the cost basis in setting the Company's variable interest rates.  However, the correlation between movement in the 30-day composite commercial paper index and movement in the Company's commercial paper rates is not consistently high enough to qualify for hedge accounting.  The Company's commercial paper rates are not indexed to the 30-day composite commercial paper index and the Company does not solely issue its commercial paper with maturities of 30 days.  At May 31, 2008 and 2007, the Company did not have any interest rate exchange agreements that were accounted for using hedge accounting.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company was a party to the following interest rate exchange agreements at May 31:

	Notional Amounts Outstanding
(in thousands)	2008	2007
Pay fixed and receive variable	$7,659,973	$7,276,473
Pay variable and receive fixed	5,256,440	5,256,440
Total interest rate exchange agreements	$12,916,413	$12,532,913

Interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2008	2007	2006
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$-	$2,688

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	27,033	77,342	61,690
Derivative forward value	(98,743)	(83,322)	28,744
Total (loss) gain on interest rate exchange agreements	$(71,710)	$(5,980)	$93,122

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$-	$(2,322)

Amortization of transition adjustment	(3,377)	(1,004)	226
Total comprehensive loss	$(3,377)	$(1,004)	$(2,096)

Cash settlements include periodic amounts that were paid and received related to its interest rate exchange agreements.

During the year ended May 31, 2008, cash settlements included a payment of $8 million paid to counterparties representing the fair value of interest rate exchange agreements terminated by the Company.  These agreements were terminated due to the prepayment of RTFC loans during the year ended May 31, 2008, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.  A make-whole payment of $8 million was paid to the Company for the cost of unwinding these swaps, which was recorded in interest income for the year ended May 31, 2008.

During the year ended May 31, 2007, the Company terminated two $500 million pay variable and receive fixed interest rate exchange agreements prior to the maturity dates.  The early termination resulted in the Company receiving a payment of $31 million, the fair value of the agreements on that date.  At termination, the Company also recorded a charge to the derivative fair value line to reduce the derivative asset by $31 million, the fair value of the agreements on that date.  The payment received and the reduction to the recorded derivative asset are offsetting, thus there was no impact to reported net income as a result of this transaction.

During the year ended May 31, 2006, cash settlements included a payment of $1 million received from counterparties representing the fair value of interest rate exchange agreements terminated by the Company.  These agreements were terminated due to the prepayment of RTFC loans during the year ended May 31, 2006, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  Approximately $2 million of the amortization of the transition adjustment for the year ended May 31, 2008 related to the early termination of two swaps which were in place on June 1, 2001.  The unamortized amount for these swaps was amortized when the swaps were terminated.  The transition adjustment will be amortized into earnings over the remaining life of the related interest rate exchange agreements.  Approximately $0.8 million of the transition adjustment is expected to be amortized to income over the next twelve months and will continue through April 2029.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cross Currency Interest Rate Exchange Agreements
There were no cross currency or cross currency interest rate exchange agreements outstanding at May 31, 2008 and 2007.  At May 31, 2006, the Company was a party to cross currency interest rate exchange agreements totaling $716 million, none of which were used for hedge accounting.  Cross currency interest rate exchange agreements had the following impact on the Company for the years ended May 31:

(in thousands)	2007	2006
Statement of Operations Impact
Agreements that qualify for hedge accounting:
Interest expense	$-	$(4,966)

Agreements that do not qualify for hedge accounting:
Derivative cash settlements	9,100	19,193
Derivative forward value	4,041	61
Total gain on cross currency exchange agreements	$13,141	$14,288

Comprehensive Income Impact
Agreements that qualify for hedge accounting:
Unrealized loss on derivatives	$-	$(317)

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

At May 31, 2008, the Company had the following notional amount and fair values associated with exchange agreements that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories: (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.  In calculating the required payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreement.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,851,658	$(637)	$38,492	$37,855
Fall below Baa1/BBB+	7,028,358	(31,472)	30,584	(888)
Total	$8,880,016	$(32,109)	$69,076	$36,967

In addition to the rating triggers listed above, at May 31, 2008, the Company had $717 million of notional amount of exchange agreements, with one counterparty, that would require the pledging of collateral in an amount equal to the fair value of the exchange agreements if the Company’s senior secured ratings from Moody's Investors Service fall below Baa2 or from Standard & Poor's Corporation fall below BBB.  At May 31, 2008, the net obligation totaled $9 million for the $717 million notional amount of exchange agreements subject to this rating trigger.

 (9)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually.  The weighted average maturity for all membership subordinated certifcates outstanding at May 31, 2008 and 2007 was 68 and 69 years, respectively.

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

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing.  National Rural’s policy regarding the purchase of loan subordinated certificates requires members with a debt to equity ratio with National Rural in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of 2% for distribution systems and 7% for power supply systems.  National Rural associates and RTFC members are required to purchase loan subordinated certificates of 10% of each long-term loan advance.  For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by National Rural based on the circumstances of the transaction.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may also amortize annually based on the outstanding loan balance.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with National Rural’s guarantee program vary in accordance with applicable National Rural policy.  Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with National Rural’s guarantee of long-term tax-exempt bonds (see Note 13).  National Rural pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Information with respect to members' subordinated certificates at May 31, is as follows:

	2008		2007
		Weighted		Weighted
	Amounts	Average	Amounts	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	898		899

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,471		$627,875
Subscribed and unissued (1)	20,994		21,549
Total membership subordinated certificates	649,465	4.88%	649,424	4.88%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	111,095		113,501
3% to 12% certificates maturing through 2042	239,079		200,779
Non-interest bearing certificates maturing through 2043	362,085		369,037
Subscribed and unissued (1)	45,055		48,706
Total loan and guarantee subordinated certificates	757,314	2.24%	732,023	2.07%

Total members' subordinated certificates	$1,406,779	3.46%	$1,381,447	3.39%
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for.  Upon collection of the full amount of the subordinated certificate, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.

(10)          Minority Interest

At May 31, 2008 and 2007, the Company reported minority interests of $14 million and $22 million, respectively, on the consolidated balance sheets.  Minority interest represents 100% of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

During the year ended May 31, 2008, the balance of minority interest decreased by $6 million of minority interest net loss for the year ended May 31, 2008 and the retirement of $2 million of patronage capital to RTFC members in January 2008.

(11)          Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural’s board of directors allocates its net earnings to members in the form of patronage capital and to board

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural allocates a small portion, less than 1%, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25% of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to fund cooperative education in the service territories of each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year that the net earnings were earned.  There is no impact on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.

National Rural’s board of directors authorized the retirement of $86 million of allocated net earnings in July 2007, representing 70% of the allocated net earnings for fiscal year 2007 and one-ninth of the allocated net earnings for fiscal years 1991, 1992 and 1993.  This amount was retired in August 2007. Under current practice, the remaining 30% of the fiscal year 2007 allocated net earnings will be retained by National Rural and used to fund operations for 15 years and then may be retired.  The retirement of allocated net earnings for fiscal years 1991, 1992 and 1993 is done as part of the transition to the current retirement cycle adopted in 1994 and will last through fiscal year 2008.  After that time and under current practice, retirements will be comprised of the 70% of allocated net earnings from the prior year as approved by the board of directors and the remaining portion of allocated net earnings retained by National Rural from prior years (50% for 1994 and 30% for all years thereafter).

In July 2008, National Rural’s board of directors authorized the allocation of the fiscal year 2008 net earnings as follows: $1 million to the education fund and $103 million to members in the form of patronage capital.  The board of directors also authorized the allocation of $29 million to the members' capital reserve.  In July 2008, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70% of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount will be returned to members in cash at the end of August 2008.  Future allocations and retirements of net earnings will be made annually as determined by National Rural’s board of directors with due regard for National Rural’s financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At May 31, 2008 and 2007, equity included the following components:

(in thousands)	2008	2007
Membership fees	$993	$997
Education fund	1,484	1,406
Members' capital reserve	187,409	158,308
Allocated net income	423,249	405,598
Unallocated net income (1)	(53)	(23)
Total members' equity	613,082	566,286
Prior years cumulative derivative forward
value and foreign currency adjustments	131,551	225,849
Current period derivative forward value (2)	(87,495)	(79,744)
Current period foreign currency adjustments	-	(14,554)
Total retained equity	657,138	697,837
Accumulated other comprehensive income	8,827	12,204
Total equity	$665,965	$710,041

(1) Excludes derivative forward value and foreign currency adjustments.
(2) Represents the derivative forward value loss recorded by National Rural for the period.

(12)         Employee Benefits

National Rural is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement Security Plan.  This plan is available to all qualified National Rural employees.  Under the plan, participating employees are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.90% of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan.  National Rural contributed $3.8 million, $3.3 million and $3.0 million to the Retirement Security Plan during fiscal years 2008, 2007 and 2006, respectively.  Funding requirements that are billed are charged to general and administrative expenses on a monthly basis.  This is a multiple employer

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $230,000 for calendar year 2008 on the compensation to be used in the calculation of pension benefits.  In order to restore potential lost benefits, National Rural has adopted a Pension Restoration Plan administered by NRECA.  Under the plan, the amount that NRECA invoices National Rural for the Retirement Security Plan will continue to be based on the full compensation paid to each employee.  Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder.  NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and National Rural will pay the difference.  NRECA will then give National Rural a credit against future retirement and security contribution liabilities in the amount paid by National Rural to the covered employee.

National Rural has paid such additional benefits to the covered employee through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan.  Under the Severance Pay Plan, the employee was paid an amount equal to the lost pension benefits but not exceeding twice the employee's annual compensation for the prior year.  The benefit was paid within 24 months of termination of employment.  To the extent that the Severance Pay Plan could not pay all of the lost pension benefits, the remainder was paid under a Deferred Compensation Plan in a lump sum or in installments of up to 60 months.

The Severance Pay Plan component of the Pension Restoration Plan has been eliminated effective January 1, 2005.  Any benefit earned as of December 31, 2004 will be held for the employee and will be paid out as outlined above.  Benefits earned as of January 1, 2005, however, will be paid solely under the Deferred Compensation component of the Pension Restoration Plan, which carries a substantial risk of forfeiture.  The executive officers of the Company have satisfied the provisions established to receive the benefit from this plan.  Since there is no longer a risk of forfeiture of the Pension Restoration benefit, distributions will be made from the Deferred Compensation component of the plan to each executive officer annually.

As of December 31, 2007, the NRECA Retirement Security Plan meets the ERISA standards for a funded plan and National Rural was current with regard to its obligations to NRECA, the plan provider.

National Rural offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment.  National Rural contributes an amount up to 3% of an employee's salary each year for all employees participating in the program with a minimum 2% employee contribution.  During the years ended May 31, 2008, 2007 and 2006, National Rural contributed $0.6 million, $0.5 million and $0.5 million, respectively, each year under the program.

(13)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee. At May 31, 2008 and 2007, the Company had recorded a guarantee liability totaling $15 million and $19 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at May 31, 2008 and 2007 totaled $10 million and $13 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $5 million and $6 million at May 31, 2008 and 2007, respectively, relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN 45.  The non-contingent obligation is estimated based on guarantee fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below for the years ended May 31:

(Dollar amounts in thousands)	2008	2007	2006
Beginning balance	$18,929	$16,750	$16,094
Net change in non-contingent liability	(791)	3,879	1,356
Recovery of contingent guarantee losses	(3,104)	(1,700)	(700)
Ending balance	$15,034	$18,929	$16,750

Liability as a percentage of total guarantees	1.45%	1.76%	1.55%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following chart summarizes total guarantees by type and segment at May 31:

(in thousands)	2008	2007
Total by type:
Long-term tax exempt bonds (1)	$498,495	$526,185
Indemnifications of tax benefit transfers (2)	94,821	107,741
Letters of credit (3)	343,424	365,766
Other guarantees (4)	100,400	74,682
Total	$1,037,140	$1,074,374

Total by segment:
National Rural:
Distribution	$184,459	$211,320
Power supply	786,455	797,009
Statewide and associate	22,785	25,359
National Rural total	993,699	1,033,688
RTFC	260	-
NCSC	43,181	40,686
Total	$1,037,140	$1,074,374

(1) The maturities for this type of guarantee run through 2037.  National Rural has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. National Rural has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  National Rural has debt service reserve funds in the amount of $55 million at May 31, 2008 and 2007, on deposit with the bond trustee that can only be used for the purpose of covering any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The system is required to repay, on demand, any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.
Of the amounts shown above, $330 million and $277 million as of May 31, 2008 and 2007, respectively, are adjustable or floating/fixed rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), National Rural has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  National Rural's maximum potential exposure includes guaranteed principal and interest related to the bonds.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million and $224 million of tax-exempt bonds that were in the auction rate mode at May 31, 2008 and 2007, respectively.  National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable, floating and auction rate bonds.  As of May 31, 2008, National Rural's maximum potential exposure for the $14 million of fixed rate tax-exempt bonds is $20 million representing principal and interest.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.

(2) The maturities for this type of guarantee run through 2015.  National Rural has unconditionally guaranteed to lessors certain indemnity payments, which may be required to be made by the lessees in connection with tax benefit transfers.  In the event of default by a system for non-payment of indemnity payments, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the indemnity payments.  The member is required to repay any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  The amounts shown represent National Rural’s maximum potential exposure for guaranteed indemnity payments.  A member's obligation to reimburse National Rural for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction.  This amount is secured by a mortgage lien on substantially all of the system's assets and future revenues.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.

(3) The maturities for this type of guarantee run through 2018.  Additionally, letters of credit totaling $6 million at May 31, 2008 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The Company issues irrevocable letters of credit to support members' obligations to energy marketers and other third parties and to the Rural Business and Cooperative Development Service with issuance fees as may be determined from time to time.  Each letter of credit issued is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse the Company within one year from the date of the draw.  Interest would accrue from the date of the draw at the line of credit variable rate of interest in effect on such date.  The agreement also requires the member to pay, as applicable, a late payment charge and all costs of collection, including reasonable attorneys' fees.  As of May 31, 2008, the Company's maximum potential exposure is $343 million, of which $205 million is secured.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural’s maximum potential exposure related to $25 million of letters of credit would be reduced to $7 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $415 million in letters of credit to third parties for the benefit of its members at May 31, 2008.  At May 31, 2007, this amount was $339 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) The maturities for this type of guarantee run through 2025.  National Rural provides other guarantees for its members.  In the event of default by a system for non-payment of the obligation, National Rural must pay any required amounts under its guarantees, which will prevent the acceleration of the obligation.  Such guarantees may be made on a secured or unsecured basis with guarantee fees set to cover National Rural’s general and administrative expenses, a provision for losses and a reasonable margin.  The member is required to repay any amount advanced by National Rural and interest thereon pursuant to the documents evidencing the system's reimbursement obligation.  Of National Rural’s maximum potential exposure for guaranteed principal and interest totaling $101 million at May 31, 2008, $3 million is secured by a mortgage lien on substantially all of the system's assets and future revenues and the remaining $98 million is unsecured.

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

The following table details the scheduled reductions of the Company’s outstanding guarantees in each of the fiscal years following May 31, 2008:

(in thousands)	Amount
2009	$169,084
2010	191,214
2011	159,027
2012	54,318
2013	107,278
Thereafter	356,219
Total	$1,037,140

At May 31, 2008 and 2007, National Rural had a total of $236 million and $221 million of guarantees, representing 23% and 21%, respectively, of total guarantees, under which its right of recovery from its members was not secured.

(14)         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS 107, Disclosure about Fair Value of Financial Instruments.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of May 31, 2008 and 2007.  The estimated fair value information presented is not necessarily indicative of amounts the Company could realize currently in a market sale since it may be unable to sell such instruments due to contractual restrictions or to the lack of an established market.  The estimated market values have not been updated since May 31, 2008; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming collateral trust bonds and subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, the Company has held and intends to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2008 and 2007.

Cash and Cash Equivalents
Includes cash and certificates of deposit with remaining maturities of less than 90 days, which are valued at the carrying value.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value.

Loans to Members
The Company’s loans to its members contain many features that are not included in most loan terms, such as the right to receive a patronage capital allocation, the requirement to purchase subordinated certificates, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time and certain discounts that are specific to the borrower’s activity with the Company.  These features make it difficult to find market data for similar loans.  Thus, the Company must use other methods to estimate the fair value.  Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by the Company to borrowers with similar credit ratings and for the same remaining maturities.  Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by discounting cash flows using a discount rate commensurate with the risk involved or by using collateral valuations.  Loans with interest rate repricing scheduled within 90 days of year end are valued at carrying value, which approximates fair value.  Variable rate loans are valued at cost, which approximates fair value since the Company has the option to reset rates every 30 days.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Service Reserve Funds
The Company considers the carrying value of debt service reserve funds to be equal to fair value.  Debt service reserve funds represent cash on deposit with the bond trustee for pollution control bonds that National Rural guarantees and thus, carrying value is considered to be equal to fair value.

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

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable.  The Company issues all collateral trust bonds and some medium-term notes in underwritten public transactions.  There is secondary trading for the underwritten collateral trust bonds and medium-term notes from which the fair value may be estimated.  There is no secondary market for the medium-term notes issued to the Company’s members or in transactions that are not underwritten, thus fair value is estimated based on quoted market prices for similar instruments supplied by the underwriters.  The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt.  Thus, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on discounted cash flow.

Long-term debt with a variable interest rate is valued at carrying value, which approximates fair value since rates may be adjusted every 30 days to 90 days.

Subordinated Deferrable Debt
The Company’s subordinated deferrable debt is traded on the New York Stock Exchange, thus daily market quotes are available.  However, there is typically limited trading volume and thus, the Company bases the fair value estimate on tender offer prices supplied by the underwriters of the securities.  The use of the tender offer prices results in a slightly different valuation than the use of the closing market quote from the last day of the reporting period.

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

Guarantees
It is impracticable to supply fair value information related to guarantees based on market comparisons as there is no other company that provides guarantees to rural electric utility companies from which to obtain market rate information.  The fair value of the Company’s guarantees shown is based on the amount recorded as a guarantee liability which represents the Company’s contingent and non-contingent exposure related to its guarantees.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carrying and fair values as of May 31, 2008 and 2007 are presented as follows:

	2008		2007
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$177,809	$177,809	$304,107	$304,107

Restricted cash	14,460	14,460	2,032	2,032

Loans to members, net	18,514,134	17,659,808	17,570,210	15,743,632

Debt service reserve funds	54,993	54,993	54,993	54,993

Cash flow interest rate exchange agreements	21,448	21,448	212,143	212,143

Fair value interest rate exchange agreements	199,066	199,066	10,631	10,631

Liabilities:
Short-term debt	6,327,453	6,334,426	4,427,123	4,404,590

Long-term debt	10,173,587	10,548,133	11,295,219	11,492,645

Guarantee liability (1)	15,034	15,034	18,929	18,929

Cash flow interest rate exchange agreement	167,417	167,417	12,869	12,869

Fair value interest rate exchange agreement	3,973	3,973	59,065	59,065

Subordinated deferrable debt	311,440	291,551	311,440	299,964

Off-balance sheet instruments:
Commitments	-	-	-	-
(1) The carrying value represents the Company’s exposure related to its guarantees and therefore will not equal total guarantees shown in Note 13.

(15)           Restructured/Non-performing Loans and Contingencies
The Company had the following loans outstanding classified as non-performing and restructured at May 31:

(in thousands)	2008	2007
Non-performing loans	$506,864	$501,864

Restructured loans	577,111	603,305

Total	$1,083,975	$1,105,169

(a) At May 31, 2008 and 2007, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At May 31, 2008 and 2007, $519 million and $545 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  A total of $4 million of interest income was accrued on restructured loans during the year ended May 31, 2008 and 2007.

Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

	Reduction to interest income
(in thousands)	2008	2007	2006
Non-performing loans	$33,492	$41,448	$42,725

Restructured loans	33,400	39,177	35,947

Total	$66,892	$80,625	$78,672

(b) The Company classified $1,078 million and $1,099 million of loans as impaired pursuant to the provisions of SFAS 114 at May 31, 2008 and 2007, respectively.  The Company reserved $331 million and $397 million of the loan loss allowance for such impaired loans at May 31, 2008 and 2007, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan discounted at the original contract interest rate and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $3 million, $3

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million and $1 million of interest income on impaired loans for the years ended May 31, 2008, 2007 and 2006, respectively.  The average recorded investment in impaired loans for the year ended May 31, 2008 and 2007 was $1,083 million and $1,144 million, respectively.

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

(c) At May 31, 2008 and 2007, National Rural had a total of $519 million and $545 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both May 31, 2008 and 2007.  Total loans to CoServ at May 31, 2008 and 2007 represented 2.7% and 2.9%, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  As of May 31, 2008, $20 million had been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural’s legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at May 31, 2008.

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

On December 26, 2007, the Company received $3 million, which is a share of the settlement proceeds from the VarTec estates’ litigation against certain former directors and officers.  At May 31, 2008, the Company had a receivable for $3 million, which has a payment priority from the bankruptcy estates; in addition, the Company will share in recoveries that are in excess of the amount required to repay the DIP financing and cover expenses of the estates.

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

As of May 31, 2008 and 2007, RTFC had $492 million and $493 million, respectively, in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

RTFC is the primary secured lender to ICC.  RTFC's collateral for the loans included (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100% of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom") and Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC"), and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser").

Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Prosser and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001 as amended on April 4, 2003.  In response to the lawsuits filed by RTFC, ICC, Vitelco and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, National Rural and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages (together with the RTFC claims, the “Loan Litigation”).

In February 2006, involuntary bankruptcy petitions were filed against Prosser, Emcom and ICC-LLC; and on April 26, 2006, RTFC reached a settlement of the Loan Litigation with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural, thereby resolving all the Loan Litigation in RTFC’s favor.

Although the judgment debtors and others were given an opportunity to satisfy the judgments at a discount, on July 31, 2006, ICC-LLC, Emcom and Prosser each filed a voluntary bankruptcy petition for reorganization.  The cases are pending in the United States District Court for the Virgin Island, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee, Stan Springel, was later appointed for the ICC-LLC and Emcom estates; and Prosser’s individual case was converted to Chapter 7 liquidation in October 2007.  Prosser’s Chapter 7 trustee is in the process of marshaling Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed Stan Springel as its trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets, including property in Prosser’s possession or control, for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.

In most cases, the sale (as part of the Chapter 11 cases) of ICC or any of its subsidiaries engaged in a regulated telecommunications or cable television business, or of the regulated assets of ICC or its subsidiaries, will require the prior consent of the respective regulators in the United States (including the Federal Communications Commission and the U.S. Virgin Islands Public Services Commission), the British Virgin Islands, France and its Caribbean territories, and the Netherlands Antilles.  In certain limited cases, only a post-transaction notification will be required.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at May 31, 2008.

(f) Pioneer Electric Cooperative, Inc. ("Pioneer") is an electric distribution cooperative located in Greenville, Alabama.  Pioneer had also invested in a propane gas operation, which it has sold.  Pioneer has experienced deterioration in its financial condition as a result of losses in the gas operation.  At May 31, 2008 and 2007, National Rural had a total of $52 million in loans outstanding to Pioneer.  Pioneer was current with respect to all debt service payments at May 31, 2008.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  National Rural is the principal creditor to Pioneer.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at May 31, 2008.

(16)         Gain on Sale of Building and Land
On October 18, 2005, National Rural sold its headquarters facility in Fairfax County, Virginia to an affiliate of Prentiss Properties Acquisition Partners, L.P. for $85 million.  The assets had a net book value of $40 million, thus generating a total gain of $43 million during the year ended May 31, 2006, net of $2 million in closing and other related costs.  The headquarters facility consists of two six-story buildings and adjacent parking garages situated on ten acres of land and two acres of unimproved land adjacent to the office buildings.  On the sale date, National Rural entered into a three-year lease with the new building owner for approximately one-third of the office space.  In September 2007, the Company exercised the option to extend the lease for an additional one-year period.  The Company has the option to extend the lease for an additional one-year period in fiscal year 2009.  The terms of these extensions are similar to the initial three-year lease.

(17)         Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the years ended May 31, 2008, 2007 and 2006 reflect the operating results of each of the three companies as a separate segment.

National Rural is the sole lender to RTFC and the primary source of funding for NCSC.  NCSC also obtains funding from third parties with a National Rural guarantee.  Thus, National Rural takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, National Rural earns a net interest income on the loans to RTFC and NCSC.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following chart contains consolidated statements of operations for the years ended May 31, 2008, 2007 and 2006 and consolidated balance sheets as of May 31, 2008 and 2007.

For the year ended May 31, 2008
(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$946,550	$89,072	$33,918	$1,069,540
Interest expense	(825,796)	(83,767)	(27,326)	(936,889)
Net interest income	120,754	5,305	6,592	132,651

Recovery of loan losses	30,097	-	165	30,262
Net interest income after recovery of loan losses	150,851	5,305	6,757	162,913

Non-interest income:
Rental and other income	834	-	627	1,461
Derivative cash settlements	28,416	-	(1,383)	27,033
Results of operations of foreclosed assets	7,528	-	-	7,528
Total non-interest income	36,778	-	(756)	36,022

Non-interest expense:
General and administrative expenses	(50,976)	(5,366)	(4,127)	(60,469)
Recovery of guarantee liability	3,104	-	-	3,104
Market adjustment of foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(87,496)	-	(11,247)	(98,743)
Foreign currency adjustments	-	-	-	-
Loss on sale of loans	(676)	-	-	(676)
Total non-interest expense	(141,884)	(5,366)	(15,374)	(162,624)

Income (loss) prior to income taxes and minority interest	45,745	(61)	(9,373)	36,311
Income tax (expense) benefit	-	(231)	3,566	3,335
Income per segment reporting	$45,745	$(292)	$(5,807)	$39,646

Reconciliation of net income:
Net income per segment reporting				$39,646
Minority interest, net of income taxes				6,099
Net income per consolidated statement of operations				$45,745

Assets:
Total loans outstanding	$16,886,407	$1,726,514	$414,074	$19,026,995
Deferred origination fees	2,045	-	-	2,045
Less: Allowance for loan losses	(514,626)	-	(280)	(514,906)
Loans to members, net	16,373,826	1,726,514	413,794	18,514,134
Other assets	639,115	182,388	43,744	865,247
Total assets	$17,012,941	$1,908,902	$457,538	$19,379,381

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended May 31, 2007
(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$916,913	$105,614	$31,697	$1,054,224
Interest expense	(870,186)	(99,224)	(27,320)	(996,730)

Net interest income	46,727	6,390	4,377	57,494

Recovery of loan losses	5,499	-	1,423	6,922

Net interest income after recovery of loan losses	52,226	6,390	5,800	64,416

Non-interest income:
Rental and other income	888	-	645	1,533
Derivative cash settlements	86,040	-	402	86,442
Results of operations of foreclosed assets	9,758	-	-	9,758

Total non-interest income	96,686	-	1,047	97,733

Non-interest expense:
General and administrative expenses	(43,029)	(5,373)	(3,487)	(51,889)
Recovery of guarantee liability	1,700	-	-	1,700
Derivative forward value	(79,744)	-	463	(79,281)
Foreign currency adjustments	(14,554)	-	-	(14,554)
Loss on sale of loans	(1,584)	-	-	(1,584)

Total non-interest expense	(137,211)	(5,373)	(3,024)	(145,608)

Income prior to income taxes and minority interest	11,701	1,017	3,823	16,541
Income tax expense	-	(945)	(1,451)	(2,396)
Income per segment reporting	$11,701	$72	$2,372	$14,145

Reconciliation of net income:
Net income per segment reporting				$14,145
Minority interest, net of income taxes				(2,444)
Net income per consolidated statement of operations				$11,701

Assets:
Total loans outstanding	$15,805,290	$1,860,379	$462,538	$18,128,207
Deferred origination fees	3,666	-	-	3,666
Less: Allowance for loan losses	(561,113)	-	(550)	(561,663)
Loans to members, net	15,247,843	1,860,379	461,988	17,570,210
Other assets	764,528	189,716	50,727	1,004,971
Total assets	$16,012,371	$2,050,095	$512,715	$18,575,181

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended May 31, 2006
(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$846,806	$129,665	$31,441	$1,007,912
Interest expense	(826,836)	(122,824)	(26,276)	(975,936)

Net interest income	19,970	6,841	5,165	31,976

(Provision for) recovery of loan losses	(23,452)	-	212	(23,240)
Net interest (loss) income after (provision for) recovery of loan losses	(3,482)	6,841	5,377	8,736

Non-interest income:
Rental and other income	2,017	-	381	2,398
Derivative cash settlements	81,809	-	(926)	80,883
Results of operations of foreclosed assets	15,492	-	-	15,492
Gain on sale of building and land	43,431	-	-	43,431

Total non-interest income	142,749	-	(545)	142,204

Non-interest expense:
General and administrative expenses	(44,589)	(4,849)	(2,651)	(52,089)
Recovery of guarantee liability	700	-	-	700
Derivative forward value	22,713	-	6,092	28,805
Foreign currency adjustments	(22,594)	-	-	(22,594)

Total non-interest expense	(43,770)	(4,849)	3,441	(45,178)

Income prior to income taxes and minority interest	95,497	1,992	8,273	105,762
Income tax expense	-	(36)	(3,140)	(3,176)
Income per segment reporting	$95,497	$1,956	$5,133	$102,586

Reconciliation of net income:
Net income per segment reporting				$102,586
Minority interest, net of income taxes				(7,089)
Net income per consolidated statement of operations				$95,497

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(18)         Selected Quarterly Financial Data (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2008 and 2007 are as follows:

	Fiscal Year 2008
	Quarters Ended
(in thousands)	August 31,	November 30,	February 29,	May 31,	Total Year

Interest income	$267,954	$263,287	$266,576	$271,723	$1,069,540
Interest expense	(247,325)	(240,017)	(233,468)	(216,079)	(936,889)
Net interest income	20,629	23,270	33,108	55,644	132,651
Recovery of (provision for) loan losses	-	14,301	33,599	(17,638)	30,262
Net interest income after recovery of (provision for) loan losses	20,629	37,571	66,707	38,006	162,913
Non-interest income:
Derivative cash settlements	8,329	11,507	10,463	(3,266)	27,033
Other non-interest income	2,311	2,208	2,768	1,702	8,989
Total non-interest income	10,640	13,715	13,231	(1,564)	36,022
Non-interest expense:
Derivative forward value	(33,600)	(75,412)	(64,266)	74,535	(98,743)
Other non-interest expense	(11,728)	(13,557)	(20,258)	(18,338)	(63,881)
Total non-interest expense	(45,328)	(88,969)	(84,524)	56,197	(162,624)
(Loss) income prior to income taxes and minority interest	(14,059)	(37,683)	(4,586)	92,639	36,311
Income tax benefit (expense)	1,099	2,912	2,175	(2,851)	3,335
Minority interest, net of income taxes	1,578	4,545	2,088	(2,112)	6,099
Net (loss) income	$(11,382)	$(30,226)	$(323)	$87,676	$45,745

	Fiscal Year 2007
	Quarters Ended
(in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year

Interest income	$264,689	$260,244	$264,873	$264,418	$1,054,224
Interest expense	(256,004)	(248,591)	(247,441)	(244,694)	(996,730)
Net interest income	8,685	11,653	17,432	19,724	57,494
Recovery of loan losses	-	-	-	6,922	6,922
Net interest income after recovery of loan losses	8,685	11,653	17,432	26,646	64,416
Non-interest income:
Derivative cash settlements	15,255	16,493	44,442	10,252	86,442
Other non-interest income	3,319	3,297	2,313	2,362	11,291
Total non-interest income	18,574	19,790	46,755	12,614	97,733
Non-interest expense:
Derivative forward value	(63,351)	(53,239)	(4,189)	41,498	(79,281)
Foreign currency adjustments	3,321	(20,620)	1,886	859	(14,554)
Other non-interest expense	(11,328)	(14,577)	(13,188)	(12,680)	(51,773)
Total non-interest expense	(71,358)	(88,436)	(15,491)	29,677	(145,608)
(Loss) income prior to income taxes and minority interest	(44,099)	(56,993)	48,696	68,937	16,541
Income tax benefit (expense)	714	486	(627)	(2,969)	(2,396)
Minority interest, net of income taxes	366	312	566	(3,688)	(2,444)
Net (loss) income	$(43,019)	$(56,195)	$48,635	$62,280	$11,701

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(19)         Subsequent Events

In June 2008, the Company issued $900 million of 5.50% collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010.