Form 10-Q
period 2008-10-01
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2008-10-14
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2008

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	August 31, 2008	May 31, 2008

Cash and cash equivalents	$1,529,395	$177,809

Restricted cash	8,548	14,460

Loans to members	19,365,351	19,029,040
Less: Allowance for loan losses	(522,597)	(514,906)
Loans to members, net	18,842,754	18,514,134

Accrued interest and other receivables	281,180	258,315

Fixed assets, net	21,435	21,045

Debt service reserve funds	47,775	54,993

Bond issuance costs, net	44,956	39,618

Foreclosed assets, net	60,207	58,961

Derivative assets	255,283	220,514

Other assets	23,698	19,532

	$21,115,231	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2008	May 31, 2008

Short-term debt	$8,098,624	$6,327,453

Accrued interest payable	309,200	244,299

Long-term debt	9,987,480	10,173,587

Patronage capital retirement payable	85,223	-

Deferred income	20,540	21,971

Guarantee liability	14,120	15,034

Other liabilities	42,753	27,216

Derivative liabilities	217,391	171,390

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,465	649,465
Loan and guarantee subordinated certificates	771,345	757,314
Total members' subordinated certificates	1,420,810	1,406,779

Commitments and contingencies

Minority interest	13,001	14,247

Equity:
Retained equity	586,016	657,138
Accumulated other comprehensive income	8,633	8,827
Total equity	594,649	665,965

	$21,115,231	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2008 and 2007

	Three months ended
	August 31,
	2008	2007

Interest income	$266,518	$267,954
Interest expense	(220,309)	(247,325)

Net interest income	46,209	20,629

Provision for loan losses	(10,681)	-

Net interest income after provision for loan losses	35,528	20,629

Non-interest income:
Rental and other income	181	351
Derivative cash settlements	431	8,329
Results of operations from foreclosed assets	1,246	1,960

Total non-interest income	1,858	10,640

Non-interest (expense)/income:
Salaries and employee benefits	(9,851)	(8,823)
Other general and administrative expenses	(4,742)	(4,487)
Recovery of guarantee liability	705	2,100
Derivative forward value	(11,028)	(33,600)
Loss on sale of loans	-	(518)

Total non-interest expense	(24,916)	(45,328)

Income (loss) prior to income taxes and minority interest	12,470	(14,059)

Income tax benefit	760	1,099

Income (loss) prior to minority interest	13,230	(12,960)

Minority interest, net of income taxes	1,241	1,578

Net income (loss)	$14,471	$(11,382)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2008 and 2007

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other
Three months ended August 31, 2008:
Balance as of May 31, 2008	$665,965	$8,827	$657,138	$993	$44,003	$1,484	$187,409	$496	$422,753
Patronage capital retirement	(85,238)	-	(85,238)	-	-	-	-	-	(85,238)
Income prior to income taxes and minority interest	12,470	-	12,470	-	12,470	-	-	-	-
Other comprehensive loss	(194)	(194)	-	-	-	-	-	-	-
Income tax expense	760	-	760	-	760	-	-	-	-
Minority interest	1,241	-	1,241	-	1,241	-	-	-	-
Other	(355)	-	(355)	-	-	(355)	-	-	-
Balance as of August 31, 2008	$594,649	$8,633	$586,016	$993	$58,474	$1,129	$187,409	$496	$337,515

Three months ended August 31, 2007:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(14,059)	-	(14,059)	-	(14,059)	-	-	-	-
Other comprehensive loss	(75)	(75)	-	-	-	-	-	-	-
Income tax benefit	1,099	-	1,099	-	1,099	-	-	-	-
Minority interest	1,578	-	1,578	-	1,578	-	-	-	-
Other	(328)	-	(328)	(2)	-	(326)	39	-	(39)
Balance as of August 31, 2007	$612,762	$12,129	$600,633	$995	$120,146	$1,080	$158,347	$498	$319,567

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2008 and 2007

	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$14,471	$(11,382)
Add (deduct):
Amortization of deferred income	(1,633)	(1,940)
Amortization of bond issuance costs and deferred charges	2,384	8,358
Depreciation	610	544
Provision for loan losses	10,681	-
Recovery of guarantee liability	(705)	(2,100)
Results of operations from foreclosed assets	(1,246)	(1,960)
Derivative forward value	11,028	33,600
Loss on sale of loans	-	518
Restricted interest earned on restricted cash	(64)	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(23,540)	(13,217)
Accrued interest payable	64,901	49,340
Other	8,778	(2,019)

Net cash provided by operating activities	85,665	59,742

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Advances made on loans	(2,596,707)	(1,831,171)
Principal collected on loans	2,256,780	1,859,582
Net investment in fixed assets	(1,000)	(190)
Net proceeds from sale of loans	-	39,273
Change in restricted cash	5,912	-

Net cash (used in) provided by investing activities	(335,015)	67,494

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuances (repayments) of short-term debt, net	723,544	(531,012)
Proceeds from issuance of long-term debt, net	1,450,611	600,546
Payments for retirement of long-term debt	(595,093)	(107,865)
Payments for retirement of subordinated deferrable debt	-	(175,000)
Proceeds from issuance of members' subordinated certificates	29,642	8,308
Payments for retirement of members' subordinated certificates	(7,768)	(7,689)

Net cash provided by (used in) financing activities	1,600,936	(212,712)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,351,586	(85,476)
BEGINNING CASH AND CASH EQUIVALENTS	177,809	304,107
ENDING CASH AND CASH EQUIVALENTS	$1,529,395	$218,631

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2008 and 2007

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$153,025	$189,627
Cash paid for income taxes	-	-

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$675	$-
Patronage capital retirement payable	85,223	85,494
Patronage capital applied against loan balances	15	-
Net decrease in debt service reserve funds/debt service reserve certificates	(7,218)	-

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

The Company's consolidated membership was 1,525 as of August 31, 2008 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 498 telecommunications members, 66 service members and 63 associates in 48 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of the Company's results for the interim periods presented.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for a reimbursement to RTFC for its loan losses.  All loans that require RTFC board approval also require National Rural approval. National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with National Rural.

National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee in exchange for reimbursement to NCSC for its loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require National Rural approval.  National Rural controls the nomination process for 1 out of 11 NCSC directors.  The full membership of NCSC elects directors on the basis of one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At August 31, 2008, National Rural had guaranteed $270 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Rural run through 2022.  At August 31, 2008, National Rural's maximum potential exposure totaled $289 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 11, Guarantees at August 31, 2008 as the debt and derivatives are reported on the consolidated balance sheet.  At August 31, 2008, National Rural had no guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At August 31, 2008, RTFC had total assets of $1,895 million including loans outstanding to members of $1,705 million and NCSC had total assets of $461 million including loans outstanding of $415 million.  At August 31, 2008, National Rural had committed to lend RTFC up to $4 billion of which $1.7 billion was outstanding.  At August 31, 2008, National Rural had committed to provide up to $1 billion of credit to NCSC of which $454 million was outstanding, representing $184 million of outstanding loans and $270 million of credit enhancements.

National Rural has established limited liability corporations and partnerships to hold foreclosed assets and to effect loan securitization transactions.   National Rural has full ownership and control of all such entities and thus consolidates their financial results.  National Rural presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the company formed to effect loan securitization transactions.

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

(c)        Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. These estimates are based upon a review of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses. On a quarterly basis, the Company prepares an analysis of the loan loss allowance and makes adjustments to the allowance as necessary.  The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Management makes recommendations of loans to be charged off to the board of directors of National Rural.  In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below:

	For the three months ended August 31,		Year ended
(in thousands)	2008	2007	May 31, 2008
Balance at beginning of period	$514,906	$561,663	$561,663
Provision for (recovery of) loan losses	10,681	-	(30,262)
Charge-offs	(3,078)	(16,680)	(16,911)
Recoveries	88	96	416
Balance at end of period	$522,597	$545,079	$514,906

(d)           Interest Income

The following table presents the components of interest income:

	For the three months ended August 31,
(in thousands)	2008	2007
Interest on long-term fixed rate loans (1)	$224,402	$214,560
Interest on long-term variable rate loans (1)	15,180	24,549
Interest on short-term loans (1)	19,504	20,348
Interest on investments (2)	2,181	2,936
Conversion fees (3)	1,703	1,774
Make-whole and prepayment fees (4)	827	1,689
Commitment and guarantee fees (5)	1,869	1,535
Other fees	852	563
Total interest income	$266,518	$267,954
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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a pro rata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a pro rata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $19 million and $20 million at August 31, 2008 and May 31, 2008, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(in thousands)	2008	2007
Interest expense (1):
Commercial paper and bid notes	$16,438	$38,286
Medium-term notes	80,458	83,186
Collateral trust bonds	62,920	65,350
Subordinated deferrable debt	4,916	4,915
Subordinated certificates	12,417	12,124
Long-term private debt	35,596	30,783
Debt issuance costs (2)	2,135	2,530
Commitment and guarantee fees (3)	4,767	4,070
Loss on extinguishment of debt (4)	-	5,509
Other fees	662	572
Total interest expense	$220,309	$247,325
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.
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

(f)          Comprehensive Income

Comprehensive income includes the Company's net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended August 31,
(in thousands)	2008	2007
Net income (loss)	$14,471	$(11,382)
Other comprehensive income:
Reclassification adjustment for realized gains on derivatives	(194)	(75)
Comprehensive income (loss)	$14,277	$(11,457)

(g)           New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on June 1, 2009 is not expected to have an impact on the Company’s financial position or results of operations.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2008		May 31, 2008
		Unadvanced		Unadvanced
(in thousands)	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)
Total by loan type (2) (3):
Long-term fixed rate loans	$15,209,819	$-	$15,204,614	$-
Long-term variable rate loans	1,931,468	5,936,480	1,882,095	5,975,541
Loans guaranteed by RUS	249,191	491	250,169	491
Short-term loans	1,972,006	7,624,220	1,690,117	7,597,712
Total loans outstanding	19,362,484	13,561,191	19,026,995	13,573,744
Deferred origination fees	2,867	-	2,045	-
Less: Allowance for loan losses	(522,597)	-	(514,906)	-
Net loans outstanding	$18,842,754	$13,561,191	$18,514,134	$13,573,744

Total by segment (2):
National Rural:
Distribution	$13,614,736	$9,668,309	$13,438,370	$9,579,213
Power supply	3,519,985	2,904,009	3,339,112	2,960,693
Statewide and associate	107,743	166,414	108,925	158,293
National Rural total	17,242,464	12,738,732	16,886,407	12,698,199
RTFC	1,705,004	510,806	1,726,514	562,389
NCSC	415,016	311,653	414,074	313,156
Total loans outstanding	$19,362,484	$13,561,191	$19,026,995	$13,573,744

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements.  Collateral and security requirements for advances on commitments are identical to those on initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate.
(2) Non-performing and restructured loans are included in loans outstanding by loan type table.
(3) Loans are classified as long-term or short-term based on their original maturity.

Non-performing and restructured loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2008		May 31, 2008
(in thousands)		Unadvanced		Unadvanced
Non-performing and restructured loans (2):	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)

Non-performing loans (3):
RTFC:
Long-term fixed rate loans	$212,984	$-	$219,912	$-
Long-term variable rate loans	261,114	2,160	261,109	2,160
Short-term loans	17,487	-	25,843	-
Total non-performing loans	$491,585	$2,160	$506,864	$2,160

Restructured loans (3):
National Rural:
Long-term fixed rate loans	$52,196	$-	$52,309	$-
Long-term variable rate loans	512,150	186,673	519,257	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	564,346	199,173	571,566	199,173

RTFC:
Long-term fixed rate loans	5,376	-	5,545	-
Total restructured loans	$569,722	$199,173	$577,111	$199,173

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for advance of funds have been fully met and that there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements.  Collateral and security requirements for advances on commitments are identical to those on initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate.
(2) Non-performing and restructured loans are included in loans outstanding by loan type table.
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

The following tables summarize the Company's secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	August 31, 2008				May 31, 2008
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,722,766	97%	$487,053	3%	$14,732,058	97%	$472,556	3%
Long-term variable rate loans	1,761,517	91	169,951	9	1,728,803	92	153,292	8
Loans guaranteed by RUS	249,191	100	-	-	250,169	100	-	-
Short-term loans	199,783	10	1,772,223	90	165,226	10	1,524,891	90
Total loans	$16,933,257	87	$2,429,227	13	$16,876,256	89	$2,150,739	11

Total by segment:
National Rural	$15,105,074	88%	$2,137,390	12%	$15,021,067	89%	$1,865,340	11%
RTFC	1,472,667	86	232,337	14	1,497,487	87	229,027	13
NCSC	355,516	86	59,500	14	357,702	86	56,372	14
Total loans	$16,933,257	87	$2,429,227	13	$16,876,256	89	$2,150,739	11

Pledging of Loans
The following table summarizes the Company’s collateral pledged to secure its collateral trust bonds and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") and the amount of the corresponding debt:

(in thousands)	August 31, 2008	May 31, 2008
2007 indenture:
Distribution system mortgage notes	$2,534,075	$917,925
Collateral trust bonds outstanding	2,000,000	700,000

1994 indenture:
Distribution system mortgage notes	$3,959,373	$3,989,443
RUS guaranteed loans qualifying as permitted investments	214,351	215,329
Total pledged collateral	$4,173,724	$4,204,772
Collateral trust bonds outstanding	$4,005,000	$4,015,000

1972 indenture:
Cash pledged	$2,032	$2,032
Collateral trust bonds outstanding	1,927	1,927

Farmer Mac:
Distribution system mortgage notes	$492,663	$1,042,564
Farmer Mac notes payable	400,000	900,000

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the REDLG program (see Note 5, Long-Term Debt) and the amount of the corresponding debt:

(in thousands)	August 31, 2008	May 31, 2008
REDLG:
Mortgage notes on deposit	$3,225,319	$3,191,292
REDLG notes payable	2,500,000	2,500,000

The $2.5 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,225 million at August 31, 2008, would be pledged as collateral rather than held on deposit.  At August 31, 2008, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $1.5 billion of notes payable to the FFB has a second trigger event related to the membership of a financial expert on National Rural’s board of directors.  A financial expert trigger event will exist if the financial expert position (as defined by Section 407 of the Sarbanes-Oxley Act of 2002) remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert trigger, the mortgage notes on deposit at that time, which totaled $1,881 million at August 31, 2008, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

(3)         Foreclosed Assets, Net

Assets received in satisfaction of loan receivables are recorded at cost in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and are evaluated periodically for impairment.  These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at August 31, 2008 and 2007 or May 31, 2008.  At August 31, 2008 and May 31, 2008, the balance of foreclosed assets included real estate developer notes receivables and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Three months ended August 31,		Year ended
(in thousands)	2008	2007	May 31, 2008
Beginning balance	$58,961	$66,329	$66,329
Results of operations	1,246	1,960	7,528
Net cash provided by foreclosed assets	-	-	(9,056)
Market adjustment	-	-	(5,840)
Ending balance	$60,207	$68,289	$58,961

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	August 31, 2008	May 31, 2008
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,993,783	$1,511,953
Commercial paper sold directly to members, at par	1,179,170	1,153,210
Commercial paper sold directly to non-members, at par	133,938	134,351
Total commercial paper	3,306,891	2,799,514
Daily liquidity fund sold directly to members	266,917	250,750
Bank bid notes	300,000	100,000
Subtotal short-term debt	3,873,808	3,150,264

Long-term debt maturing within one year:
Medium-term notes sold through dealers	2,040,760	558,776
Medium-term notes sold to members	364,548	288,634
Secured collateral trust bonds	1,814,998	1,824,995
Secured notes payable	-	500,000
Unsecured notes payable	4,510	4,784
Total long-term debt maturing within one year	4,224,816	3,177,189

Total short-term debt	$8,098,624	$6,327,453

National Rural issues commercial paper for periods of one to 270 days.  National Rural also enters into short-term bank bid note agreements, which are unsecured obligations of National Rural and do not require backup bank lines for liquidity purposes.  Bank bid notes are short-term loans for which National Rural does not pay a commitment fee.  The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:
(dollar amounts in thousands)	August 31, 2008	May 31, 2008	Termination Date	Facility fee per annum (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000

(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under the agreement may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 10 basis points per annum.

Upfront fees of between three and five basis points were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2008.  These fees totaled approximately $1 million and will be amortized on a straight-line basis over the life of the agreements.  In addition, the Company paid $0.1 million in upfront fees to the banks for their commitment to the 364-day facility in place at August 31, 2008, which will be amortized on a straight-line basis over the life of the agreement.  Each agreement contains a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are five basis points for all three agreements in place at August 31, 2008.

At August 31, 2008 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and SFAS 52, Foreign Currency Translation (“SFAS 52”).  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and SFAS 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2008 and May 31, 2008:
		Actual
	Requirement	August 31, 2008	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.14	1.16

Minimum adjusted TIER at fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	8.23	7.33

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but the Company must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

See Note 15, Subsequent Events, for a description of subsequent events related to such agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	August 31, 2008	May 31, 2008
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,753,630	$4,231,982
Medium-term notes sold to members	95,546	104,105
Subtotal	2,849,176	4,336,087
Unamortized discount	(3,633)	(5,483)
Total unsecured medium-term notes	2,845,543	4,330,604

Unsecured notes payable	2,558,362	2,558,362
Unamortized discount	(1,867)	(1,959)
Total unsecured notes payable	2,556,495	2,556,403
Total unsecured long-term debt	5,402,038	6,887,007

Secured long-term debt:
Collateral trust bonds	4,191,927	2,891,927
Unamortized discount	(6,485)	(5,347)
Total secured collateral trust bonds	4,185,442	2,886,580
Secured notes payable	400,000	400,000
Total secured long-term debt	4,585,442	3,286,580
Total long-term debt	$9,987,480	$10,173,587

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural’s collateral trust bonds.

Unsecured Notes Payable
At August 31, 2008 and May 31, 2008, National Rural had $2.5 billion outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  As part of the REDLG program, National Rural pays to RUS a fee of 30 basis points per annum on the total amount borrowed.  At August 31, 2008, the $2.5 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the mortgage notes held on deposit.

Secured Notes Payable
At August 31, 2008 and May 31, 2008, National Rural had a total of $400 million and $900 million, respectively, outstanding to Farmer Mac.  Notes to Farmer Mac totaling $500 million and reported in short-term debt at May 31, 2008 matured on July 29, 2008.  Notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural's notes payable.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(in thousands)	August 31, 2008	May 31, 2008
6.75% due 2043 (1)	125,000	$125,000
6.10% due 2044 (2)	$88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440

(1) Callable by National Rural at par starting on February 15, 2008.
(2) Callable by National Rural at par starting on February 1, 2009.
(3) Callable by National Rural at par starting on February 15, 2010.

(7)         Derivative Financial Instruments

The Company is neither a dealer nor a trader in derivative financial instruments.  The Company utilizes derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate its interest rate risk and foreign currency exchange risk.

Consistent with SFAS 133, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  Generally, the Company's derivative instruments do not qualify for hedge accounting under SFAS 133.  At August 31, 2008 and 2007 and May 31, 2008, the Company did not have any derivative instruments that were accounted for using hedge accounting.

The Company was a party to the following interest rate swaps:

	Notional Amounts Outstanding
(in thousands)	August 31, 2008	May 31, 2008
Pay fixed and receive variable	$7,720,557	$7,659,973
Pay variable and receive fixed	5,906,440	5,256,440
Total derivative instruments	$13,626,997	$12,916,413

Derivative instruments had the following impact on the Company:

	For the three months ended August 31,
(in thousands)	2008	2007
Statement of Operations:
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$431	$8,329
Derivative forward value	(11,028)	(33,600)
Total loss on derivative instruments	$(10,597)	$(25,271)

Comprehensive Income:
Amortization of transition adjustment	$(194)	$(75)

Cash settlements includes periodic amounts that were paid and received related to the Company’s derivative instruments.

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  The transition adjustment will be amortized into earnings over the remaining life of the related derivative instruments.  Approximately $0.7 million of the transition adjustment is expected to be amortized to income over the next 12 months and will continue through 2029.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

Rating Triggers
The Company has certain derivative contracts that contain a provision called a rating trigger.  Under a rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.  The rating triggers contained in certain of the Company's derivative instruments are based on its senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.

At August 31, 2008, the Company had the following notional amount and fair values associated with derivative instruments that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories: (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the associated master netting agreements.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,919,918	$(535)	$37,908	$37,373
Fall below Baa1/BBB+	7,313,977	(36,025)	29,128	(6,897)
Total	$9,233,895	$(36,560)	$67,036	$30,476

In addition to the rating triggers listed above, at August 31, 2008, the Company had $717 million of notional derivative instruments, with one counterparty that would require the pledging of collateral in an amount equal to the fair value of the derivative instruments if the Company’s senior secured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  At August 31, 2008, the fair value of the derivative instruments associated with this rating trigger was a $13 million net obligation.

(8)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at five percent semi-annually.  The weighted-average maturity for all membership subordinated certificates outstanding at August 31, 2008 and May 31, 2008 was 68 years.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' debt to equity ratio with National Rural.  These certificates are unsecured, subordinated debt of the Company.

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing.  National Rural’s policy regarding the purchase of loan subordinated certificates requires members with a debt to equity ratio with National Rural in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of two percent for distribution systems and seven percent for power supply systems.  National Rural associates and RTFC members are required to purchase loan subordinated certificates in an amount equal to 10 percent of each long-term loan advance.  For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by National Rural based on the circumstances of the transaction.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may amortize annually based on the outstanding loan balance.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with National Rural’s guarantee program vary in accordance with applicable National Rural policy.  Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with National Rural’s guarantee of long-term tax-exempt bonds (see Note 11, Guarantees).  National Rural pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

(9)          Minority Interest

At August 31, 2008 and May 31, 2008, the Company reported minority interests of $13 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

(10)          Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural’s board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural allocates a small portion, less than one percent, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no impact on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.

In July 2008, National Rural’s board of directors allocated 2008 fiscal year net earnings as follows: $1 million to the education fund, $103 million to members in the form of patronage capital, and $29 million to the members' capital reserve.  In July 2008, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70 percent of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was paid to members in cash in October 2008.  Future allocations and retirements of net earnings will be made annually as determined by National Rural’s board of directors with due regard for National Rural’s financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

At August 31, 2008 and May 31, 2008, equity included the following components:

(in thousands)	August 31, 2008	May 31, 2008
Membership fees	$993	$993
Education fund	1,129	1,484
Members' capital reserve	187,409	187,409
Allocated net income	338,011	423,249
Unallocated net income (1)	23,156	(53)
Total members' equity	550,698	613,082
Prior years' cumulative derivative forward
value and foreign currency adjustments	44,056	131,551
Current period derivative forward value (2)	(8,738)	(87,495)
Total retained equity	586,016	657,138
Accumulated other comprehensive income	8,633	8,827
Total equity	$594,649	$665,965
(1) Excludes derivative forward value and foreign currency adjustments.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

(11)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated so long as the Company performs under its guarantee.

At August 31, 2008 and May 31, 2008, the Company recorded a guarantee liability totaling $14 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations. The contingent guarantee liability at August 31, 2008 and May 31, 2008 totaled $9 million and $10 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $5 million at August 31, 2008 and May 31, 2008 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees that it has entered into or modified since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	For the three months ended August 31,		Year ended May 31,
(dollar amounts in thousands)	2008	2007	2008
Beginning balance	$15,034	$18,929	$18,929
Net change in non-contingent liability	(209)	131	(791)
Recovery of contingent guarantee losses	(705)	(2,100)	(3,104)
Ending balance	$14,120	$16,960	$15,034

Liability as a percentage of total guarantees	1.37%	1.57%	1.45%

National Rural has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table below. National Rural has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, premium, if any, and interest on each bond when due.  National Rural has debt service reserve funds in the amount of $48 million and $55 million at August 31, 2008 and May 31, 2008, respectively, on deposit with the bond trustee that can only be used for covering any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by National Rural with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table below, $329 million and $330 million as of August 31, 2008 and May 31, 2008, respectively, are adjustable or floating/fixed rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), National Rural has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other purchasers.  National Rural's maximum potential exposure includes guaranteed principal and interest related to the bonds.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode at August 31, 2008 and May 31, 2008.  National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable, floating and auction-rate bonds.  See footnote (1) to the table below for further information about this type of guarantee.

The following table summarizes total guarantees by type and segment:

(in thousands)	August 31, 2008	May 31, 2008
Total by type:
Long-term tax-exempt bonds (1)	$496,770	$498,495
Indemnifications of tax benefit transfers (2)	91,519	94,821
Letters of credit (3)	344,790	343,424
Other guarantees (4)	100,407	100,400
Total	$1,033,486	$1,037,140

Total by segment:
National Rural:
Distribution	$196,232	$184,459
Power supply	779,596	786,455
Statewide and associate	20,382	22,785
National Rural total	996,210	993,699
RTFC	260	260
NCSC	37,016	43,181
Total	$1,033,486	$1,037,140

(1) The maturities for this type of guarantee run through 2037.  At August 31, 2008, National Rural's maximum potential exposure for the $13 million of fixed rate tax-exempt bonds is $20 million, representing principal and interest.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.
(2) The maturities for this type of guarantee run through 2015.  The amounts shown represent National Rural’s maximum potential exposure for guaranteed indemnity payments.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.
(3) The maturities for this type of guarantee run through 2018.  Additionally, letters of credit totaling $6 million at August 31, 2008 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  At August 31, 2008, the Company's maximum potential exposure is $345 million, of which $193 million is secured.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural’s maximum potential exposure related to $21 million of letters of credit would be reduced to $6 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $422 million in letters of credit to third parties for the benefit of its members at August 31, 2008.  At May 31, 2008, this amount was $415 million.
(4) The maturities for this type of guarantee run through 2025.  Of National Rural’s maximum potential exposure for guaranteed principal and interest totaling $100 million at August 31, 2008, $3 million is secured by a mortgage lien on substantially all of the system's assets and future revenues and the remaining $97 million is unsecured.

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At August 31, 2008 and May 31, 2008, National Rural had a total of $249 million and $236 million of guarantees, representing 24 percent and 23 percent, respectively, of total guarantees, under which its right of recovery from its members was not secured.

(12)         Fair Value of Financial Instruments

Effective June 1, 2008, the Company adopted SFAS 157, Fair Value Measurement (“SFAS 157”), and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”).

SFAS 157
SFAS 157 defines fair value, sets out a framework for measuring fair value, and expands disclosure requirements about fair value measurement.  SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 establishes the following fair value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The Company’s only assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are derivative instruments, foreclosed assets and collateral dependent non-performing loans.  When a valuation includes inputs from multiple sources resulting in various levels, the Company classifies the valuation category at the lowest level for which the input has a significant effect on the overall valuation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of derivative instruments the Company uses, it obtains market quotes from the derivative counterparties to adjust all derivatives to fair value on a quarterly basis.  The market quotes are based on the expected future cash flow and estimated yield curves.

The Company performs its own analysis to validate the market quotes obtained from the derivative counterparties.  The Company adjusts the market values received from the derivative counterparties using credit default swap levels for the counterparties and the Company. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to the counterparty and the Company.  The Company only enters into exchange agreements with highly rated counterparties that participate in the Company’s revolving credit agreements.  All exchange agreements contain master netting arrangements as part of their ISDA agreements.

The Company records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations as currently all of its derivatives do not qualify for hedge accounting.

The Company’s valuation techniques for derivatives are based upon observable inputs, which reflect market data.  Fair value for the Company’s derivative instruments falls under Level 2, as described above.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2008:

(in thousands)	Level 1	Level 2	Level 3
Derivative assets	$-	$255,283	$-

Derivative liabilities	-	217,391	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

The Company’s foreclosed assets do not meet the criteria to be classified as held for sale at August 31, 2008 and therefore are required to be carried at cost in accordance with SFAS 144. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, the Company utilizes the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment, the carrying value of the related individual assets at August 31, 2008, and the total losses for the quarter ended August 31, 2008.
(in thousands)	Level 1	Level 2	Level 3	Total losses for the quarter ended August 31, 2008
Foreclosed assets, net	$-	$-	$60,207	$-

Non-performing loans, net of specific reserves	-	-	264,554	3,873

SFAS 159
SFAS 159 established the fair value option, which permits entities to choose to measure eligible financial instruments at fair value. The Company elected not to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 did not have an impact on the Company's financial position or results of operations.

(13)           Restructured/Non-performing Loans and Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	August 31, 2008	May 31, 2008	August 31, 2007
Non-performing loans	$491,585	$506,864	$493,951

Restructured loans	569,722	577,111	597,038

Total	$1,061,307	$1,083,975	$1,090,989

(a) At August 31, 2008, May 31, 2008 and August 31, 2007, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At August 31, 2008 and May 31, 2008, $512 million and $519 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At August 31, 2007, $539 million of restructured loans were on non-accrual status.  A total of $1 million of interest income was accrued on restructured loans during the three months ended August 31, 2008 and 2007.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(in thousands)	2008	2007
Non-performing loans	$7,434	$9,214
Restructured loans	6,704	9,341
Total	$14,138	$18,555

(b) The Company classified $1,056 million and $1,078 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at August 31, 2008 and May 31, 2008, respectively.  The Company reserved $326 million and $331 million of the loan loss allowance for such impaired loans at August 31, 2008 and May 31, 2008, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million of interest income on impaired loans for the three months ended August 31, 2008 and 2007.  The average recorded investment in impaired loans for the three months ended August 31, 2008 and 2007 was $1,061 million and $1,099 million, respectively.

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

(c) At August 31, 2008 and May 31, 2008, National Rural had a total of $512 million and $519 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both August 31, 2008 and May 31, 2008.  Total loans to CoServ at August 31, 2008 and May 31, 2008 represented 2.6 percent and 2.7 percent, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  At August 31, 2008, $20 million had been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural’s legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2008.

(d) Innovative Communication Corporation ("ICC") is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI").  In the USVI, through its subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services.  Through other subsidiaries, ICC provides telecommunications, cable television, and Internet access services in the eastern and southern Caribbean and mainland France.

At August 31, 2008 and May 31, 2008, RTFC had $484 million and $492 million, respectively, in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

RTFC is the primary secured lender to ICC.  RTFC's collateral for the loans included (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100 percent of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom") and Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC"), and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and chairman, Jeffrey Prosser ("Prosser").

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2008.

(e) At August 31, 2008 and May 31, 2008, National Rural had a total of $52 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at August 31, 2008.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2008.

(14)         Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three months ended August 31, 2008 and 2007 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the three months ended August 31, 2008, and consolidated balance sheets at August 31, 2008.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$239,420	$19,572	$7,526	$266,518
Interest expense	(197,006)	(18,246)	(5,057)	(220,309)
Net interest income	42,414	1,326	2,469	46,209

Provision for loan losses	(10,681)	-	-	(10,681)
Net interest income after provision for loan losses	31,733	1,326	2,469	35,528

Non-interest income:
Rental and other income	41	-	140	181
Derivative cash settlements	1,625	-	(1,194)	431
Results of operations from foreclosed assets	1,246	-	-	1,246
Total non-interest income	2,912	-	(1,054)	1,858

Non-interest (expense) income:
General and administrative expenses	(12,141)	(1,325)	(1,127)	(14,593)
Recovery of guarantee liability	705	-	-	705
Derivative forward value	(8,738)	-	(2,290)	(11,028)
Total non-interest expense	(20,174)	(1,325)	(3,417)	(24,916)

Income (loss) prior to income taxes and minority interest	14,471	1	(2,002)	12,470
Income tax benefit	-	-	760	760
Income (loss) per segment reporting	$14,471	$1	$(1,242)	$13,230

Reconciliation of net income:
Net income per segment reporting				$13,230
Minority interest, net of income taxes				1,241
Net income per consolidated statement of operations				$14,471

Assets:
Total loans outstanding	$17,242,464	$1,705,004	$415,016	$19,362,484
Deferred origination fees	2,867	-	-	2,867
Less: Allowance for loan losses	(522,351)	-	(246)	(522,597)
Loans to members, net	16,722,980	1,705,004	414,770	18,842,754
Other assets	2,036,560	189,604	46,313	2,272,477
Total assets	$18,759,540	$1,894,608	$461,083	$21,115,231

The following table contains the consolidated statement of operations for the three months ended August 31, 2007 and consolidated balance sheet information at August 31, 2007.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$234,806	$24,029	$9,119	$267,954
Interest expense	(216,761)	(22,630)	(7,934)	(247,325)
Net interest income	18,045	1,399	1,185	20,629

Non-interest income:
Rental and other income	189	-	162	351
Derivative cash settlements	8,165	-	164	8,329
Results of operations from foreclosed assets	1,960	-	-	1,960
Total non-interest income	10,314	-	326	10,640

Non-interest (expense) income:
General and administrative expenses	(11,261)	(1,179)	(870)	(13,310)
Recovery of guarantee liability	2,100	-	-	2,100
Derivative forward value	(30,062)	-	(3,538)	(33,600)
Loss on sale of loans	(518)	-	-	(518)
Total non-interest expense	(39,741)	(1,179)	(4,408)	(45,328)

(Loss) income prior to income taxes and minority
interest	(11,382)	220	(2,897)	(14,059)
Income taxes	-	(1)	1,100	1,099
Net (loss) income per segment reporting	$(11,382)	$219	$(1,797)	$(12,960)

Reconciliation of net loss:
Net loss per segment reporting				$(12,960)
Minority interest, net of income taxes				1,578
Net loss per consolidated statement of operations				$(11,382)

Assets:
Loans to members	$15,758,812	$1,812,947	$465,555	$18,037,314
Less: Allowance for loan losses	(544,561)	-	(518)	(545,079)
Loans to members, net	15,214,251	1,812,947	465,037	17,492,235
Other assets	650,732	198,876	45,484	895,092
Total assets	$15,864,983	$2,011,823	$510,521	$18,387,327

(15)         Subsequent Events

In September 2008, the Company closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available under the facility.  The $500 million advance has a 2028 maturity date.

In September 2008, Lehman Brothers Holding Company Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  LBHI also announced that none of the broker dealer or other subsidiaries of LBHI were included in the Chapter 11 filing.  The directors of certain United Kingdom affiliates of LBHI also have taken steps to place those companies into administration.  On September 19, 2008, the United States District Court ordered the liquidation of Lehman Brothers Inc. under the Securities Investor Protection Act of 1970.  The liquidation is now being administered under the auspices of United States Bankruptcy Court, along with the bankruptcy of LBHI.

As an active participant in the capital markets, National Rural has numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Specialty Finance Inc. (“LBSF”), is the counterparty (with an LBHI guarantee) to seven interest rate swaps, and Lehman Brothers Bank, FSB (“LBB”) is a participant for up to $239 million of National Rural’s $3.65 billion revolving credit facility.

At August 31, 2008, the seven interest rate swaps to which LBSF was a counterparty had a recorded fair market value of $27 million.  As a result of the bankruptcy filing of LBHI, National Rural terminated the interest rate swaps with LBSF on September 26, 2008.  A payment is due to National Rural from LBSF totaling $26 million representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural is currently evaluating the collectability of the required payments under the contractual terms of the interest rate swaps.

At August 31, 2008, there were no amounts outstanding under the revolving credit facility or due to LBB.  On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facility by borrowing from the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there is no utilization fee on the outstanding balance.  LBB did not fund their portion of the draw and the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facility will be adequate to fund its operations in the near term.

In September and October 2008, the Company was required to purchase a total of $57 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company will be required to hold the bonds until the remarketing agent is able to place them with third-party investors. During this period, the Company is entitled to receive a default rate of interest on many of the bonds that is higher than the rate investors typically receive on similar bonds in the tax-exempt market.  On October 15, 2008, $8 million of the tax-exempt bonds held by the Company will be redeemed as a result of a mandatory sinking fund payment.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural Utilities Cooperative Finance Corporation ("National Rural" or "the Company"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions.  The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. National Rural refers to its financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document.  See Non-GAAP Financial Measures, for further explanation of why the non-GAAP measures are useful and for a reconciliation to GAAP amounts.

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

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A, Risk Factors in the Company's Form 10-K for the year ended May 31, 2008.

Business Overview
In this report the Company will provide analysis on its results of operations, financial condition, liquidity and market risk.  The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at a low cost in relation to the financial performance and strength required to maintain strong credit ratings.  The Company's access to the capital markets at levels that allow it to keep cost to the members low is dependent on maintaining strong credit ratings.  See page 44 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income in dollar terms is subject to fluctuation as total loans outstanding and/or interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the impact of derivatives and including minority interest.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

For the three months ended August 31, 2008, the Company reported net income of $14 million and TIER of 1.07, compared with a net loss of $11 million and therefore a TIER calculation resulting in a value below 1.00 for the prior-year period.  For the three months ended August 31, 2008, the Company reported an adjusted net income of $24 million and adjusted TIER of 1.11, compared with an adjusted net income of $20 million and adjusted TIER of 1.09 for the prior-year period.  The $26 million increase in net income for the three months ended August 31, 2008 compared with the prior-year period was primarily due to the $23 million increase in the derivative forward value.

For the three months ended August 31, 2008, the Company's earnings were negatively affected by the level of loans on non-accrual status.  Holding loans on non-accrual status resulted in foregone interest of $14 million for the three months ended August 31, 2008 compared with $19 million for the three months ended August 31, 2007.  The Company expects the outstanding balance of loans on non-accrual status to decrease during fiscal year 2009 due to principal repayments and the proceeds from asset sales.  In addition, it is expected that Denton County Electric Cooperative, Inc. d/b/a CoServ Electric (“CoServ”) will make scheduled quarterly payments totaling $28 million in fiscal year 2009, which will all be applied as a reduction to principal.

The reduction to the amount of loans on non-accrual status should contribute to an increase to the adjusted net interest margin during fiscal year 2009.  The calculated impairment on the Company's loans increases or decreases with changes in interest rates because the impairment amount is calculated by discounting future cash flows using the original contract rate on the loan, a portion of which is based on the Company’s variable interest rate.  Changes to the Company's variable interest rates will be based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at August 31, 2008, an increase or decrease of 25 basis points to the Company's variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  On October 1, 2008, National Rural increased variable interest rates by 50 basis points.

Financial Condition
At August 31, 2008, the Company's total loans outstanding increased by $335 million or two percent as compared with May 31, 2008 primarily as a result of a $356 million increase in National Rural’s loan portfolio, partially offset by a $22 million decrease in RTFC’s loan portfolio.  The reduction to the telecommunications total exposure has also resulted in a reduction in the average exposure per RTFC borrower.  See further discussion of the Company’s loan portfolio in “Loan and Guarantee Portfolio Assessment.”

The Company expects that the balance of the loan portfolio will remain relatively stable during fiscal year 2009.  Loans from the Federal Financing Bank ("FFB"), a division of the U.S. Treasury Department, with a Rural Utilities Service (“RUS”) guarantee, represent a lower cost option for rural electric utilities compared to loans from the Company.  The Company anticipates that the majority of its electric loan growth will come from distribution system borrowers that have fully prepaid their RUS loans and choose not to return to the government loan program, from distribution system borrowers that do not want to wait the 12 to 24 months it may take RUS to process and fund a loan and from power supply systems.  The Company anticipates that the RTFC loan balance will continue to slowly decline due to long-term loan amortization, the strong liquidity position of rural telecommunications companies, a general slowdown in merger and acquisition activities and low demand for capital expenditure financing.

For the three months ended August 31, 2008, short-term debt increased by $1,771 million and long-term debt decreased by $186 million.  The increase in short-term debt was due to a combination of a $1,048 million shift of long-term debt to short-term debt as the debt reached its final year to maturity and the prefunding of the majority of $1,545 million of debt scheduled to mature in September and October 2008.  The proceeds of this prefunding of debt contributed to the $1,352 million increase in cash and cash equivalents during the three months ended August 31, 2008.  The decrease in long-term debt due to the shift to short-term debt was offset by the issuance of $1,300 million of long-term collateral trust bonds.  In September 2008, the Company received $500 million in additional funding from the FFB under a loan facility with a guarantee of repayment by the RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant ("REDLG") program.  The $500 million advance has a 2028 maturity date.

Total equity decreased $71 million from May 31, 2008 to August 31, 2008 primarily due to the board authorized patronage capital retirement totaling $85 million offset by net income of $14 million for the three months ended August 31, 2008.  The Company's reported equity balance fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of the Company’s derivative instruments.  The fair values of these derivative instruments are very sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in the Company's reported equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash impacts of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and SFAS 52, Foreign Currency Translation (“SFAS 52”).

Liquidity
At August 31, 2008, the Company had $3,874 million of commercial paper, daily liquidity fund and bank bid notes and $4,225 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next 12 months.  Members held commercial paper (including the daily liquidity fund) totaling $1,446 million or approximately 40 percent of the total commercial paper outstanding at August 31, 2008.  Commercial paper issued through dealers and bank bid notes totaled $2,294 million and represented 12 percent of total debt outstanding at August 31, 2008.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2009.  During the next 12 months, the Company plans to replace the maturing $4,225 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

The Company uses member loan repayments, capital market debt issuances, private debt issuances, member investments, and net income to fund its operations.  In addition, National Rural maintains both short-term and long-term bank lines in the form of revolving credit agreements.  Members pay a small membership fee and are typically required to purchase subordinated certificates as a condition to receiving a long-term loan advance and as a condition of membership.  National Rural has a need for funding to make loan advances to its members, to make interest payments on its public and private debt and to make payments of principal on its maturing debt.  To facilitate open access to the capital markets, National Rural is a regular issuer of debt, maintains strong credit ratings and has shelf registration statements on file with the SEC.  The Company qualifies as a well-known seasoned issuer under the SEC rules.  Additionally, the Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market and $2 billion of medium-term notes in the Australian market.  In addition, the Company had $3.65 billion in unused lines of credit with financial institutions available to draw upon at August 31, 2008.

The turmoil in the credit markets subsequent to August 31, 2008 has had an effect on the Company’s ability and cost of raising debt.  The ability of companies to raise short-term debt (commercial paper) has been hampered by the credit crunch resulting from the overall economic environment.  While the Company has been able to meet its funding needs, the debt issued since August 31, 2008 has been at a higher cost and, in many instances, the debt raised has had a shorter tenor than anticipated.  The slightly higher spread paid on dealer commercial paper since August 31, 2008 has not had a significant impact on National Rural's funding cost, as dealer commercial paper represented only 10 percent of total debt at August 31, 2008.

In the first quarter of fiscal year 2009, the Company was able to prefund much of its debt scheduled to mature in September and October 2008.  One of the strategies the Company may employ to decrease its reliance on the commercial paper market is to seek to issue long-term funding to members, in the capital markets or in private debt placements.

In September 2008, Lehman Brothers Holding Company Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  LBHI also announced that none of the broker dealer or other subsidiaries of LBHI were included in the Chapter 11 filing.  The directors of certain United Kingdom affiliates of LBHI also have taken steps to place those companies into administration.  On September 19, 2008, the United States District Court ordered the liquidation of Lehman Brothers Inc. under the Securities Investor Protection Act of 1970.  The liquidation is now being administered under the auspices of United States Bankruptcy Court, along with the bankruptcy of LBHI.

As an active participant in the capital markets, National Rural has numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Specialty Finance Inc. (“LBSF”), is the counterparty (with an LBHI guarantee) to seven interest rate swaps, and Lehman Brothers Bank, FSB (“LBB”) is a participant for up to $239 million of National Rural’s $3.65 billion revolving credit facility.  At August 31, 2008, there were no amounts outstanding under the revolving credit facility or due to LBB.

At August 31, 2008, the seven interest rate swaps to which LBSF was a counterparty had a recorded fair market value of $27 million.  As a result of the bankruptcy filing of LBHI, National Rural terminated the interest rate swaps with LBSF on September 26, 2008.  A payment is due to National Rural from LBSF totaling $26 million representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural is currently evaluating the collectability of the required payments under the contractual terms of the interest rate swaps.

On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facility by borrowing from the $1.5 billion 364-day agreement.  LBB did not fund their portion of the draw and the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facility will be adequate to fund its operations in the near term. As the amount borrowed did not exceed 50 percent of total commitments, there is no utilization fee on the outstanding balance.

At August 31, 2008 and May 31, 2008 the Company was the guarantor and liquidity provider for $329 million and $330 million, respectively of tax-exempt bonds issued for its member cooperatives.  In September and October 2008, the Company was required to purchase a total of $57 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company will be required to hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a default rate of interest on many of the bonds that is higher than the rate investors typically receive on similar bonds in the tax-exempt market.  On October 15, 2008, $8 million of the tax-exempt bonds held by the Company will be redeemed as a result of a mandatory sinking fund payment.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of SFAS 160 on June 1, 2009 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on June 1, 2009 is not expected to have an impact on the Company’s financial position or results of operations.

Results of Operations

Three Months Ended August 31, 2008 versus August 31, 2007
The following table presents the results of operations for the three months ended August 31, 2008 versus 2007.

	For the three months ended August 31,		Increase/
(dollar amounts in thousands)	2008	2007	(Decrease)
Interest income	$266,518	$267,954	$(1,436)
Interest expense	(220,309)	(247,325)	27,016
Net interest income	46,209	20,629	25,580
Provision for loan losses	(10,681)	-	(10,681)
Net interest income after provision for loan losses	35,528	20,629	14,899

Non-interest income:
Rental and other income	181	351	(170)
Derivative cash settlements	431	8,329	(7,898)
Results of operations from foreclosed assets	1,246	1,960	(714)
Total non-interest income	1,858	10,640	(8,782)

Non-interest (expense) income:
Salaries and employee benefits	(9,851)	(8,823)	(1,028)
Other general and administrative expenses	(4,742)	(4,487)	(255)
Recovery of guarantee liability	705	2,100	(1,395)
Derivative forward value	(11,028)	(33,600)	22,572
Loss on sale of loans	-	(518)	518
Total non-interest expense	(24,916)	(45,328)	20,412

Income (loss) prior to income taxes and minority interest	12,470	(14,059)	26,529

Income tax benefit	760	1,099	(339)
Minority interest, net of income taxes	1,241	1,578	(337)
Net income (loss)	$14,471	$(11,382)	$25,853

TIER	1.07	-
Adjusted TIER (1)	1.11	1.09
5(1) Adjusted to exclude the impact of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following table summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended August 31,		Increase/
	2008	2007	(Decrease)
Interest income	5.52%	5.86%	(0.34)%
Interest expense	(4.56)	(5.40)	0.84
Net interest income	0.96	0.46	0.50
Provision for loan losses	(0.22)	-	(0.22)
Net interest income after provision for loan losses	0.74	0.46	0.28

Non-interest income:
Derivative cash settlements	0.01	0.17	(0.16)
Results of operations from foreclosed assets	0.03	0.05	(0.02)
Total non-interest income	0.04	0.22	(0.18)

Non-interest (expense) income:
Salaries and employee benefits	(0.20)	(0.19)	(0.01)
Other general and administrative expenses	(0.10)	(0.09)	(0.01)
Recovery of guarantee liability	0.01	0.04	(0.03)
Derivative forward value	(0.23)	(0.72)	0.49
Loss on sale of loans	-	(0.02)	0.02
Total non-interest expense	(0.52)	(0.98)	0.46
Income (loss) prior to income taxes and minority interest	0.26	(0.30)	0.56
Income tax benefit	0.02	0.02	-
Minority interest, net of income taxes	0.02	0.04	(0.02)
Net income (loss)	0.30%	(0.24)%	0.54%

Adjusted net interest income (1)	0.97%	0.63%	0.34%
Adjusted income prior to income taxes and minority interest (2)	0.49%	0.42%	0.07%
(1) Adjusted to include derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures, for further explanation and a reconciliation of these adjustments.
(2) Adjusted to exclude derivative forward value.  See Non-GAAP Financial Measures, for further explanation and a reconciliation of these adjustments.

The Company’s net interest income will increase or decrease due to changes in loan volume and the interest rates that it receives on its loans and pays on its sources of funding.  The Company’s loan volume substantially determines its funding needs. The following Rate Volume Variance Table provides a breakout of the change to interest income, interest expense and net interest income due to changes in loan volume versus changes to interest rates.  For comparability purposes, average daily loan volume is used as the denominator in calculating interest income yield, interest expense rates and net interest margin.

The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements, in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Rate Volume Variance Table
(Dollar amounts in millions)

	For the three months ended August 31,
	2008			2007			Change due to
	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Average Loan Balance	Income/ (Cost)	Average Interest Rate	Volume (1)	Rate (2)	Total
Interest income:
National Rural	$17,045	$239	5.57%	$15,820	$235	5.89%	$18	$(14)	$4
RTFC	1,711	20	4.54	1,855	24	5.14	(2)	(2)	(4)
NCSC	415	7	7.20	462	9	7.84	(1)	(1)	(2)
Total	$19,171	$266	5.52	$18,137	$268	5.86	$15	$(17)	$(2)

Interest expense:
National Rural	$17,045	$(197)	(4.59)%	$15,820	$(217)	(5.44)%	$(17)	$37	$20
RTFC	1,711	(18)	(4.23)	1,855	(22)	(4.84)	2	2	4
NCSC	415	(5)	(4.84)	462	(8)	(6.82)	1	2	3
Total	$19,171	$(220)	(4.56)	$18,137	$(247)	(5.40)	$(14)	$41	$27

Net interest income:
National Rural	$17,045	$42	0.98%	$15,820	$18	0.45%	$1	$23	$24
RTFC	1,711	2	0.31	1,855	2	0.30	-	-	-
NCSC	415	2	2.36	462	1	1.02	-	1	1
Total	$19,171	$46	0.96	$18,137	$21	0.46	$1	$24	$25

Derivative cash settlements (3):
National Rural	$13,482	$1	0.05%	$12,424	$8	0.26%	$-	$(7)	$(7)
NCSC	196	(1)	(2.42)	210	-	-	-	(1)	(1)
Total	$13,678	$-	-	$12,634	$8	0.26	$-	$(8)	$(8)

Adjusted interest expense (4):
Total	$19,171	$(220)	(4.56)%	$18,137	$(239)	(5.23)%	$(14)	$33	$19
(1) Variance due to volume is calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
(2) Variance due to rate is calculated using the following formula: (current period average rate – prior-year period average rate) x current period average balance.
(3) For derivative cash settlements, average loan balance represents the average notional amount of derivative instruments outstanding and the rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
(4) See Non-GAAP Financial Measures, for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its interest expense.

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended August 31,
	2008		2007
(dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$224,402		$214,560		$9,842
Interest on long-term variable rate loans (1)	15,180		24,549		(9,369)
Interest on short-term loans (1)	19,504		20,348		(844)
Total interest income on loans	259,086	5.36%	259,457	5.67%	(371)
Interest on investments (2)	2,181	0.04	2,936	0.07	(755)
Conversion fees (3)	1,703	0.04	1,774	0.04	(71)
Make-whole and prepayment fees (4)	827	0.02	1,689	0.04	(862)
Commitment and guarantee fees (5)	1,869	0.04	1,535	0.02	334
Other fees	852	0.02	563	0.02	289
Total interest income	$266,518	5.52%	$267,954	5.86%	$(1,436)

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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a pro rata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a pro rata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $1 million or one percent decline in interest income for the three months ended August 31, 2008, as compared with the prior-year period was due to a 34 basis point decline in the yield earned due to lower variable interest rates mostly offset by a $1,034 million increase in average loans outstanding.

For the three months ended August 31, 2008, the Company had a reduction to interest income of $14 million due to non-accrual loans compared with a reduction of $19 million for the prior-year period.  The impact on National Rural interest income of non-accrual loans was a reduction of $7 million for the three months ended August 31, 2008 as compared with $10 million for the comparable prior-year period.  RTFC interest income was reduced by $7 million for the three months ended August 31, 2008 as compared with $9 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the three months ended August 31,
	2008		2007
(dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense (1):
Commercial paper and bid notes	$16,438		$38,286		$(21,848)
Medium-term notes	80,458		83,186		(2,728)
Collateral trust bonds	62,920		65,350		(2,430)
Subordinated deferrable debt	4,916		4,915		1
Subordinated certificates	12,417		12,124		293
Long-term private debt	35,596		30,783		4,813
Total interest expense on debt	212,745	4.40%	234,644	5.12%	(21,899)
Debt issuance costs (2)	2,135	0.05	2,530	0.04	(395)
Commitment and guarantee fees (3)	4,767	0.10	4,070	0.09	697
Loss on extinguishment of debt (4)	-	-	5,509	0.13	(5,509)
Other fees	662	0.01	572	0.02	90
Total interest expense	$220,309	4.56%	$247,325	5.40%	$(27,016)
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuances, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper.
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

The $27 million or 11 percent decline in total interest expense for the three months ended August 31, 2008 compared with the prior-year period was due to an 84 basis point decline in the overall cost of the Company’s debt.  This decline in debt costs was primarily attributable to a decline in short-term and variable rate long-term debt as a result of a 325 basis point decrease in the federal funds rate from the rate in effect at August 31, 2007.  The decrease in interest expense was partly offset by an increase in interest expense due to a higher level of debt outstanding to fund loan growth, including $500 million borrowed under the REDLG program in August 2007 which was outstanding during the full three months ended August 31, 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $220 million for the three months ended August 31, 2008 compared with $239 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The $25 million increase in net interest income for the three months ended August 31, 2008 compared with the prior-year period was primarily the result of an 84 basis point decline in the overall cost of debt which was only partially offset by a 34 basis point decline in the yield of the Company’s loan portfolio.  The adjusted net interest income, which includes all derivative cash settlements, for the three months ended August 31, 2008 was $47 million, an increase of $18 million from the prior-year period.  See Non-GAAP Financial Measures, for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in determining its adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses
The Company recorded an $11 million provision for loan losses for the three months ended August 31, 2008 compared with no provision for the three months ended August 31, 2007.  The increase to the loan loss allowance was primarily due to the increase in loans outstanding during the quarter and secondarily to an adjustment to the Company’s historical recovery percentages based on current estimates, both offset by a reduction to calculated impairments due to payments received.

Non-interest Income
Non-interest income decreased by $9 million for the three months ended August 31, 2008 compared with the prior-year period primarily due to the decrease in cash settlements on derivative financial instruments.  The $8 million decrease in cash settlements for the three months ended August 31, 2008 from the prior-year period resulted from lower short-term interest rates during the quarter ended August 31, 2008 compared with the quarter ended August 31, 2007 as the Company paid a variable rate on the majority of its derivative contracts during both periods.

Non-interest Expense
Non-interest expense decreased by $20 million for the three months ended August 31, 2008 compared with the prior-year period primarily due to the $23 million decrease in the derivative forward value as a result of changes in the estimate of future interest rates as well as credit risk over the remaining life of the derivative instruments.

Net Income
The change in the items described above resulted in an increase in net income of $26 million for the three months ended August 31, 2008 from the comparable prior-year period.  The adjusted net income, which excludes the impact of the derivative forward value and adds back minority interest, was $24 million, compared with $20 million for the prior-year period.  See Non-GAAP Financial Measures, for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following table provides the calculation of the ratio of earnings to fixed charges.  The ratio of earnings to fixed charges is the same calculation as TIER.  See “Results of Operations” for discussion on TIER and adjustments that the Company makes to the TIER calculation.

	For the three months ended August 31,
(dollar amounts in thousands)	2008	2007
Income (loss) prior to cumulative effect of
change in accounting principle	$14,471	$(11,382)
Add: fixed charges	220,309	247,325

Earnings available for fixed charges	$234,780	$235,943

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$220,309	$247,325

Ratio of earnings to fixed charges (1)	1.07	-
(1) For the three months ended August 31, 2007, earnings were insufficient to cover fixed charges by $11 million.

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	August 31, 2008		May 31, 2008		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,422,921	80%	$15,418,662	81%	$4,259
Long-term variable rate loans	1,967,557	10	1,918,216	10	49,341
Total long-term loans	17,390,478	90	17,336,878	91	53,600
Short-term loans (2)	1,972,006	10	1,690,117	9	281,889
Total loans	$19,362,484	100%	$19,026,995	100%	$335,489

					Increase/
(dollar amounts in thousands)	August 31, 2008		May 31, 2008		(Decrease)
Loans by segment:
National Rural:
Distribution	$13,614,736	70%	$13,438,370	71%	$176,366
Power supply	3,519,985	18	3,339,112	17	180,873
Statewide and associate	107,743	1	108,925	1	(1,182)
National Rural total	17,242,464	89	16,886,407	89	356,057
RTFC	1,705,004	9	1,726,514	9	(21,510)
NCSC	415,016	2	414,074	2	942
Total	$19,362,484	100%	$19,026,995	100%	$335,489
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by 2 percent for the three months ended August 31, 2008.  The primary reasons for the National Rural loan growth were an increase in RUS note buyouts, funding of capital expenditures, bridge financing to fund projects prior to receipt of RUS funding and funding for renewable energy projects.

Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2008 totaled $73 million, which was partially offset by $49 million of loans that converted from a fixed rate to a variable rate.  For the three months ended August 31, 2007, loans converting from a fixed rate to a variable rate totaled $57 million, which was partially offset by $19 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	August 31, 2008		May 31, 2008		Increase/ (Decrease)
National Rural:
Distribution	$13,810,968	68%	$13,622,829	68%	$188,139
Power supply	4,299,581	21	4,125,567	20	174,014
Statewide and associate	128,125	1	131,710	1	(3,585)
National Rural total	18,238,674	90	17,880,106	89	358,568
RTFC	1,705,264	8	1,726,774	9	(21,510)
NCSC	452,032	2	457,255	2	(5,223)
Total	$20,395,970	100%	$20,064,135	100%	$331,835

The following table summarizes the RTFC segment loans and guarantees outstanding:

(dollar amounts in thousands)	August 31, 2008		May 31, 2008		Increase/ (Decrease)
Rural local exchange carriers	$1,501,389	88%	$1,518,197	88%	$(16,808)
Cable television providers	153,237	9	153,539	9	(302)
Fiber optic network providers	11,473	1	16,884	1	(5,411)
Competitive local exchange carriers	31,653	2	29,871	2	1,782
Wireless providers	4,672	-	4,579	-	93
Other	2,840	-	3,704	-	(864)
Total	$1,705,264	100%	$1,726,774	100%	$(21,510)

The Company's members are widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia and two U.S. territories.  At August 31, 2008 and May 31, 2008, loans and guarantees outstanding to members in any one state or territory did not exceed 17 percent of total loans and guarantees outstanding.

Credit Concentration
National Rural, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers.  The credit limitation policies set the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile and the Company's internal risk rating system.  As a member owned cooperative, the Company attempts to balance meeting the needs of its member/owners and mitigating the risk associated with concentrations of credit exposure.  The respective boards of directors must approve new credit requests from a borrower with a total exposure or unsecured exposure in excess of the limits in the policies.  Management may utilize syndicated credit arrangements to help mitigate the risk associated with credit concentrations.

Total exposure, as defined by the policies, generally include the following:
•	loans outstanding, excluding loans guaranteed by RUS,
•	the Company's guarantees of the borrower's obligations,
•	unadvanced loan commitments,
•	borrower guarantees to the Company of another borrower's debt, and
•	other indebtedness of any kind unless guaranteed by the U.S. Government.

At August 31, 2008 and May 31, 2008, the total exposure outstanding to any one borrower or controlled group did not exceed 2.6 percent and 2.7 percent, respectively, of total loans and guarantees outstanding.  At August 31, 2008, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system. At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system.  Over the past five years, the Company has reduced its single obligor concentrations in the telecommunications portfolio resulting in outstanding loans at August 31, 2008 averaging less than $10 million per active, performing telecommunications borrower.

The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	August 31, 2008		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,394,013		$3,395,865		$(1,852)
Guarantees	265,967		164,740		101,227
Total credit exposure to ten largest borrowers	$3,659,980	18%	$3,560,605	18%	$99,375

Total by segment:
National Rural	$3,143,829		$3,043,905		$99,924
RTFC	483,951		491,700		(7,749)
NCSC	32,200		25,000		7,200
Total credit exposure to ten largest borrowers	$3,659,980	18%	$3,560,605	18%	$99,375

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	August 31, 2008		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,429,227		$2,150,739		$278,488
Guarantees	249,062		235,816		13,246
Total unsecured credit exposure	$2,678,289	13%	$2,386,555	11%	$291,734

Total by segment:
National Rural	$2,385,972		$2,100,676		$285,296
RTFC	232,597		229,287		3,310
NCSC	59,720		56,592		3,128
Total unsecured credit exposure	$2,678,289	13%	$2,386,555	11%	$291,734

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At August 31, 2008 and May 31, 2008, the Company had non-performing loans outstanding in the amount of $492 million and $507 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At August 31, 2008 and May 31, 2008, non-performing loans include $484 million and $492 million, respectively, to Innovative Communication Corporation (“ICC”).  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.  Beginning on June 1, 2004, RTFC filed a series of lawsuits against ICC, Jeffrey Prosser (“Prosser”) and others for failure to comply with the terms of ICC's loan agreement with RTFC dated August 27, 2001, as amended on April 4, 2003.  In response to the lawsuits filed by RTFC, ICC, ICC’s subsidiary Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), and Prosser denied liability and asserted claims, by way of counterclaim and by filing its own lawsuits against RTFC, National Rural and certain of RTFC's officers, seeking various remedies, including reformation of the loan agreement, injunctive relief, and damages (together with the RTFC claims, the “Loan Litigation”).

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13, Restructured/Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at August 31, 2008.

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

At August 31, 2008 and May 31, 2008, restructured loans totaled $570 million and $577 million, respectively.  A total of $512 million and $519 million of restructured loans were on non-accrual status at August 31, 2008 and May 31, 2008, respectively.  At August 31, 2007, $539 million of restructured loans were on non-accrual status.

At August 31, 2008 and May 31, 2008, the Company had $512 million and $519 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at August 31, 2008 and May 31, 2008.  Total loans to CoServ at August 31, 2008 and May 31, 2008 represented 2.6 percent and 2.7 percent of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  At August 31, 2008, a total of $20 million had been advanced to CoServ under this loan facility.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at August 31, 2008.

At August 31, 2008 and May 31, 2008, National Rural had a total $52 million in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at August 31, 2008.  All loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at August 31, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At August 31, 2008 and May 31, 2008, the Company had impaired loans totaling $1,056 million and $1,078 million, respectively.  At August 31, 2008 and May 31, 2008, National Rural had specifically reserved $326 million and $331 million, respectively, to cover impaired loans.

The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	August 31, 2008	May 31, 2008
Non-performing loans	$491,585	$506,864
Percent of loans outstanding	2.54%	2.67%
Percent of loans and guarantees outstanding	2.41	2.52

Restructured loans	$569,722	$577,111
Percent of loans outstanding	2.94%	3.03%
Percent of loans and guarantees outstanding	2.79	2.88

Total non-performing and restructured loans	$1,061,307	$1,083,975
Percent of loans outstanding	5.48%	5.70%
Percent of loans and guarantees outstanding	5.20	5.40

Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio.  The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.  The Company reviews and adjusts the allowance on a quarterly basis to maintain it at a level to cover estimated probable losses in the portfolio.

Management makes recommendations to the board of directors of National Rural regarding charge-offs of loan balances.  In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, charge-offs totaled $215 million and recoveries totaled $34 million for a net loan loss of $181 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the three months ended and as of		For the year ended and as of
(dollar amounts in thousands)	August 31, 2008	August 31, 2007	May 31, 2008
Beginning balance	$514,906	$561,663	$561,663
Provision	10,681	-	(30,262)
Net charge-offs	(2,990)	(16,584)	(16,495)
Ending balance	$522,597	$545,079	$514,906
`
Loan loss allowance by segment:
National Rural	$522,351	$544,561	$514,626
NCSC	246	518	280
Total	$522,597	$545,079	$514,906

As a percentage of total loans outstanding	2.70%	3.02%	2.71%
As a percentage of total non-performing loans outstanding	106.31	110.32	101.59
As a percentage of total restructured loans outstanding	91.73	91.29	89.22

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following table provides a breakout of debt outstanding:
(dollar amounts in thousands)	August 31, 2008	May 31, 2008	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,573,808	$3,050,264	$523,544
Bank bid notes	300,000	100,000	200,000
Long-term debt with remaining maturities less than one year	4,224,816	3,177,189	1,047,627
Total short-term debt	8,098,624	6,327,453	1,771,171
Long-term debt:
Collateral trust bonds	4,185,442	2,886,580	1,298,862
Notes payable	2,956,495	2,956,403	92
Medium-term notes	2,845,543	4,330,604	(1,485,061)
Total long-term debt	9,987,480	10,173,587	(186,107)
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	649,465	649,465	-
Loan certificates	664,264	654,047	10,217
Guarantee certificates	107,081	103,267	3,814
Total members' subordinated certificates	1,420,810	1,406,779	14,031

Total debt outstanding	$19,818,354	$18,219,259	$1,599,095

Percentage of fixed rate debt (2)	75%	82%
Percentage of variable rate debt (3)	25	18
Percentage of long-term debt	59	65
Percentage of short-term debt	41	35
(1) Includes $267 million and $251 million related to the daily liquidity fund at August 31, 2008 and May 31, 2008, respectively.
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

Total debt outstanding at August 31, 2008 increased compared with May 31, 2008 in order to prefund $1,545 million of debt scheduled to mature in September and October 2008 and to fund the $335 million increase to loans outstanding.  The proceeds of this prefunding of debt contributed to the $1,352 million increase in cash and cash equivalents at August 31, 2008.  The amount of short-term debt increased and long-term debt decreased by $1,048 million due to a shift of long-term debt to short-term debt as it reached its final year to maturity.  The Company issued $900 million of 5.50 percent collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010 in June 2008.  In September 2008, the Company received $500 million in additional funding from the FFB under a loan facility with a guarantee of repayment by the RUS as part of the REDLG program.  The $500 million advance has a 2028 maturity date.

At August 31, 2008 and May 31, 2008, there was no foreign denominated debt outstanding.

The increase to members' subordinated certificates of $14 million for the three months ended August 31, 2008 is primarily due to $30 million of new loan certificates related to the increase in loans outstanding partially offset by loan prepayments, normal amortization and maturities.

Minority Interest
At August 31, 2008 and May 31, 2008, the Company reported minority interests of $13 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represented 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

For the three months ended August 31, 2008, the balance of minority interest decreased by $1 million as a result of a combined net loss by RTFC and NCSC.

Equity
The following table provides a breakout of the equity balances:
(in thousands)	August 31, 2008	May 31, 2008	Increase/ (Decrease)
Membership fees	$993	$993	$-
Education fund	1,129	1,484	(355)
Members' capital reserve	187,409	187,409	-
Allocated net income	338,011	423,249	(85,238)
Unallocated net income (1)	23,156	(53)	23,209
Total members' equity	550,698	613,082	(62,384)
Prior years’ cumulative derivative forward
value and foreign currency adjustments	44,056	131,551	(87,495)
Current period derivative forward value (2)	(8,738)	(87,495)	78,757
Total retained equity	586,016	657,138	(71,122)
Accumulated other comprehensive income	8,633	8,827	(194)
Total equity	$594,649	$665,965	$(71,316)
(1) Excludes derivative forward value and foreign currency adjustments.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

To become a member, applicants are required to pay a one-time fee. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and SFAS 52.  National Rural allocates a small portion, less than one percent, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no impact on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At August 31, 2008, total equity decreased by $71 million from May 31, 2008 due to the board authorized patronage capital retirement offset by net income of $14 million.  In July 2008, National Rural's board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70 percent of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was paid to members in October 2008.

Contractual Obligations
The following table summarizes the long-term contractual obligations at August 31, 2008 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2009	2010	2011	2012	2013	Years	Total
Long-term debt due in less than one year	$2,604	$1,621	$-	$-	$-	$-	$4,225
Long-term debt	-	325	981	1,555	441	6,685	9,987
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	7	38	18	16	15	1,073	1,167
Operating leases (2)	2	2	-	-	-	-	4
Contractual interest on long-term debt (3)	510	594	535	497	410	4,189	6,735
Total contractual obligations	$3,123	$2,580	$1,534	$2,068	$866	$12,258	$22,429

(1) Excludes loan subordinated certificates totaling $254 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12 percent of amortizing loan subordinated certificates outstanding.
(2) Represents the payment obligation related to the Company's lease of office space for its headquarters facility.  In September 2008, the Company exercised the option to extend the lease for an additional one-year period so the future minimum lease payments for fiscal years 2010 and 2011 will increase to $4 million and $2 million, respectively.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at August 31, 2008.

Off-Balance Sheet Obligations
Guarantees
The following table provides a breakout of guarantees outstanding by type and by segment:

			Increase/
(in thousands)	August 31, 2008	May 31, 2008	(Decrease)
Total by type:
Long-term tax-exempt bonds	$496,770	$498,495	$(1,725)
Indemnifications of tax benefit transfers	91,519	94,821	(3,302)
Letters of credit	344,790	343,424	1,366
Other guarantees	100,407	100,400	7
Total	$1,033,486	$1,037,140	$(3,654)

Total by segment:
National Rural	$996,210	$993,699	$2,511
RTFC	260	260	-
NCSC	37,016	43,181	(6,165)
Total	$1,033,486	$1,037,140	$(3,654)

The decrease in total guarantees outstanding at August 31, 2008 compared with May 31, 2008 is primarily due to the normal amortization on long-term tax-exempt bonds and tax benefit transfers partially offset by an increase in the amount of letters of credit.

At August 31, 2008 and May 31, 2008, the Company had recorded a guarantee liability totaling $14 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees of members' debt obligations.

The following table summarizes the off-balance sheet obligations at August 31, 2008 and the related principal amortization and maturities by fiscal year.

(in thousands)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2009	2010	2011	2012	2013	Years
Guarantees (1)	$1,033,486	$240,368	$109,654	$158,959	$54,536	$107,360	$362,609
(1) On a total of $329 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At August 31, 2008, the Company had unadvanced loan commitments totaling $13,561 million, a decrease of $13 million compared with the balance of $13,574 million at May 31, 2008.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  Substantially all credit commitments for long-term loans are conditioned on the absence of any material adverse change with respect to the borrower’s financial condition.  Therefore, for a borrower to qualify for the advance of long-term funds, the Company must be satisfied that there has been no material adverse change since the loan was approved based on National Rural's credit underwriting policy at the time the advance is approved.  The Company offers lines of credit loans that may or may not contain a material adverse change condition.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, the Company does not anticipate funding most of these commitments.  Approximately 56 percent of the outstanding commitments at August 31, 2008 and May 31, 2008 were for short-term and line of credit loans.   Based on the conditions to the advance of funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.  Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at August 31, 2008 was 36.22, an increase from 29.64 at May 31, 2008.  The increase in the leverage ratio is due to an increase of $1,808 million in total liabilities and a decrease of $71 million in total equity offset by a decrease of $4 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  The primary reason for the increase in total liabilities during the quarter was an increase to the Company’s short-term debt of $1,771 million, the majority of which was issued to prefund debt scheduled to rollover in September and October 2008.

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine “adjusted equity.”  At August 31, 2008 and May 31, 2008, the adjusted leverage ratio was 8.42 and 7.50, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $1,749 million and a decrease of $50 million in adjusted equity offset by a decrease in guarantees of $4 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at August 31, 2008 was 34.49, an increase from 28.08 at May 31, 2008.  The increase in the debt to equity ratio is due to the decrease of $71 million in total equity and an increase of $1,808 million in total liabilities as discussed under the Liabilities, Minority Interest and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine adjusted equity.  At August 31, 2008 and May 31, 2008, the adjusted debt to equity ratio was 7.97 and 7.06, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $50 million in adjusted equity and an increase of $1,749 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at August 31, 2008.

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

At August 31, 2008 and through the date of this filing, Standard & Poor’s Corporation and Fitch Ratings had the Company’s ratings on positive outlook and Moody's Investors Service had the Company's ratings on stable outlook.

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

Sources of Liquidity
Capital Market Debt Issuance
The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.  At August 31, 2008, the Company had effective registration statements for the issuance of $2,449 million of medium-term notes and $165 million of subordinated deferrable debt.  The Company expects to file an automatic shelf registration statement for an unlimited amount of medium-term notes and subordinated deferrable debt prior to the expiration of the related effective registration statements in December 2008.  The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $2 billion of medium-term notes in the Australian market.  At August 31, 2008, the Company had not utilized any of the European or Australian market authorizations.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreements.  The Company also obtains short-term funding from the sale of floating rate demand notes under its daily liquidity fund program. The automatic shelf registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

In June 2008, the Company issued $900 million of 5.50 percent collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued a total of $500 million of 4.656 percent notes to Farmer Mac which matured in July 2008.  In March 2008, the Company issued to Farmer Mac $400 million of floating rate debt due in 2013.  Notes payable issued to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  At August 31, 2008, the Company had $2.5 billion outstanding under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program.  In September 2008, the Company received $500 million in additional funding from the FFB under the REDLG program.  The $500 million advance has a 2028 maturity date.  National Rural is required to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding issued under the REDLG program.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $1,020 million a year for fiscal years 2009 to 2013.  There has been significant prepayment activity over the past three fiscal years in the telecommunications loan programs.  It is not anticipated that there will be significant loan prepayments over the next few years.

Member Loan Interest Payments
For the three months ended August 31, 2008, interest income on the loan portfolio was $259 million, representing an average yield of 5.36 percent as compared with 5.67 percent for the three months ended August 31, 2007.  At August 31, 2008, 80 percent of total loans outstanding had a fixed rate of interest and 20 percent of loans outstanding had a variable rate of interest.  At August 31, 2008, a total of 5 percent of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:
(dollar amounts in thousands)	August 31, 2008	May 31, 2008	Termination Date	Facility fee per annum (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under the agreement may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1 percent per annum.

Upfront fees of between three and five basis points were paid to the banks based on their commitment level to the five-year agreements in place at August 31, 2008.  These fees totaled approximately $1 million and will be amortized on a straight-line basis over the life of the agreements.  In addition, the Company paid $0.1 million in upfront fees to the banks for their commitment to the 364-day facility in place at August 31, 2008, which will be amortized on a straight-line basis over the life of the agreement.  Each agreement contains a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are five basis points for all three agreements in place at August 31, 2008.

At August 31, 2008 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

LBB, a subsidiary of LBHI, which has filed a petition under Chapter 11 of the U.S. Bankruptcy Code, is a participant for up to $239 million of National Rural’s $3.65 billion revolving credit facility.  At August 31, 2008, there were no amounts under the revolving credit facility due to LBB.  On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facility by borrowing from the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there is no utilization fee on the outstanding balance.  LBB did not fund their portion of the draw.  As a result, the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facility will be adequate to fund its operations in the near term.  See the Liquidity section of Financial Overview for additional information.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and SFAS 52.  The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and SFAS 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the three months ended August 31, 2008 and at or for the year ended May 31, 2008:

		Actual
	Requirement	August 31, 2008	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.14	1.16

Minimum adjusted TIER at fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	8.23	7.33
(1) The Company must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At August 31, 2008 and May 31, 2008, members funded 18.4 percent and 19.7 percent, respectively, of total assets as follows:

	August 31, 2008		May 31, 2008		Increase/ (Decrease)
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper (2)	$1,446,087	40%	$1,403,960	46%	$42,127
Medium-term notes	460,094	9	392,739	8	67,355
Members' subordinated certificates	1,420,810	100	1,406,779	100	14,031
Members' equity (3)	550,698	100	613,082	100	(62,384)
Total	$3,877,689		$3,816,560		$61,129
Percentage of total assets	18.4%		19.7%
Percentage of total assets less derivative assets (3)	18.6%		19.9%

(1) Represents the percentage of each line item outstanding to the Company’s members.
(2) Includes $267 million and $251 million related to the daily liquidity fund at August 31, 2008 and May 31, 2008, respectively.
(3) See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The Company has viewed member commercial paper investments as a more stable source of funding for the Company than investor purchased commercial paper.  Member commercial paper investments have averaged $1,319 million outstanding since January 1, 2007.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to August 31, 2008.  At August 31, 2008, the Company had unadvanced loan commitments totaling $13,561 million.  The Company does not expect to advance the full amount of the unadvanced commitments at August 31, 2008.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 56 percent of the outstanding commitments at August 31, 2008 were for short-term or line of credit loans.  The Company anticipates that over the next 12 months, loan advances will be approximately equal to the scheduled loan repayments.

Interest Expense on Debt
For the three months ended August 31, 2008, interest expense on debt was $213 million, at a weighted-average cost of 4.40 percent for the period compared with 5.12 percent for the quarter ended August 31, 2007.  At August 31, 2008, a total of 75 percent of outstanding debt had a fixed interest rate and 25 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2008 and thereafter is as follows:

Amount
(in thousands)	Maturing (1)
2009	$2,611
2010	1,984
2011	999
2012	1,571
2013	456
Thereafter	8,069
Total	$15,690
(1) Excludes loan subordinated certificates totaling $254 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12 percent of amortizing loan subordinated certificates outstanding.

The $2,611 million of debt scheduled to mature in the next 12 months included $1,545 million maturing in September and October 2008 of which the Company had prefunded 88 percent at August 31, 2008.

Patronage Capital Retirements
The Company has made annual retirements of its allocated patronage capital in 28 of the last 29 years.  In July 2008, the National Rural board of directors approved the allocation of a total of $103 million from fiscal year 2008 net earnings to the National Rural members.  National Rural made cash payments totaling $85 million to its members in October 2008 as retirement of 70 percent of the amount allocated for fiscal year 2008 and one-ninth of the amount allocated for fiscal years 1991, 1992 and 1993.

Market Risk
The Company's primary market risks are interest rate risk, counterparty risk as a result of entering into derivative financial instruments and liquidity risk.

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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see table on page 49).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At August 31, 2008 and May 31, 2008, 20 percent and 19 percent, respectively, of loans carried variable interest rates.

It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of three percent of total assets excluding derivative assets.  At August 31, 2008, the Company had $15,215 million of fixed rate assets amortizing or repricing, funded by $12,943 million of fixed-rate liabilities maturing during the next 30 years and $1,758 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $514 million, or less than three percent of total assets and total assets excluding derivative assets, represents the fixed rate assets maturing during the next 30 years in excess of the fixed rate debt and equity.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by derivative instruments to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

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

The following table shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at August 31, 2008.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
At August 31, 2008

May 31,		June 1,	June 1,	June 1,	June 1,
2009		2009 to	2011 to	2013 to	2018 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2011	2013	2018	2028	2028	Total
Assets:
Amortization and repricing	$1,790	$3,490	$2,834	$3,437	$2,676	$988	$15,215
Total assets	$1,790	$3,490	$2,834	$3,437	$2,676	$988	$15,215

Liabilities and members' equity:
Long-term debt	$1,416	$3,144	$3,563	$3,777	$782	$261	$12,943
Subordinated certificates	18	56	79	65	506	525	1,249
Members' equity (1)	15	25	31	127	109	202	509
Total liabilities and members' equity	$1,449	$3,225	$3,673	$3,969	$1,397	$988	$14,701

Gap (2)	$341	$265	$(839)	$(532)	$1,279	$-	$514
Cumulative gap	341	606	(233)	(765)	514	514
Cumulative gap as a % of total assets	1.61%	2.87%	(1.10)%	(3.62)%	2.43%	2.43%
Cumulative gap as a % of adjusted total assets (3)	1.63	2.91	(1.12)	(3.67)	2.46	2.46

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed rate assets.  See Non-GAAP Financial Measures for further explanation of why National Rural uses members' equity in its analysis of the funding of its loan portfolio.
(2) Assets less liabilities and members' equity.
(3) Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Use of Derivatives
At August 31, 2008 and May 31, 2008, the Company was a party to derivative instruments with a total notional amount of $13,627 million and $12,916 million, respectively.  The Company uses derivative instruments as part of its overall interest rate matching strategy.  Derivative instruments are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into derivative instruments only with highly rated financial institutions.  National Rural used derivative instruments to economically convert the interest rate on $7,721 million and $7,660 million of variable rate debt as of August 31, 2008 and May 31, 2008, respectively, to better match the funding of long-term fixed rate loans.  Derivative instruments were used to economically convert the interest rates from fixed to variable on $5,906 million and $5,256 million fixed rate of long-term debt as of August 31, 2008 and May 31, 2008, respectively.  The Company has not invested in derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At August 31, 2008 and May 31, 2008, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into derivative instruments.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At August 31, 2008 and May 31, 2008, the Company was a party to derivative instruments with notional amounts totaling $13,627 million and $12,916 million, respectively.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At August 31, 2008 and at the date of this filing, the Company's derivative instrument counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

At August 31, 2008, the seven interest rate swaps to which LBSF was a counterparty had a recorded fair market value of $27 million.  As a result of the bankruptcy filing of LBHI, National Rural terminated the interest rate swaps with LBSF on September 26, 2008.  A payment is due to National Rural from LBSF totaling $26 million representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural is currently evaluating the collectability of the required payments under the contractual terms of the interest rate swaps.

Rating Triggers
The Company has certain derivative instruments that contain a condition that will allow one counterparty to terminate the agreement if the credit rating of the other counterparty drops to a certain level.   This condition is commonly called a rating trigger.  Under the rating trigger, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value of the underlying derivative instrument.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.

At August 31, 2008, the Company had the following notional amount and fair values associated with derivative instruments that contain rating triggers.  For the purpose of the presentation, the Company has grouped the rating triggers into two categories: (1) ratings from Moody's Investors Service falls to Baa1 or from Standard & Poor's Corporation falls to BBB+ and (2) ratings from Moody's Investors Service falls below Baa1 or from Standard & Poor's Corporation falls below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreement.

(in thousands)	Notional Amount	Required Company Payment	Amount Company Would Collect	Net Total
Rating Level:
Fall to Baa1/BBB+	$1,919,918	$(535)	$37,908	$37,373
Fall below Baa1/BBB+	7,313,977	(36,025)	29,128	(6,897)
Total	$9,233,895	$(36,560)	$67,036	$30,476

See table on page 44 for National Rural's senior unsecured credit ratings as of August 31, 2008.

In addition to the rating triggers listed above, at August 31, 2008, the Company had $717 million of notional amount of derivative instruments, with one counterparty, that would require the pledging of collateral in an amount equal to the fair value of the derivative instruments if the Company’s senior secured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  At August 31, 2008, the fair value of the derivative instruments associated with this rating trigger was a $13 million net obligation.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  At August 31, 2008, the Company had a total of $4,225 million of long-term debt maturing during the next 12 months.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15 percent or less of total debt outstanding.  At August 31, 2008 and May 31, 2008, there was a total of $2,294 million and $1,612 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 12 percent and 9 percent, respectively, of the Company's total debt outstanding.  The Company had $3.65 billion in unused lines of credit with financial institutions available to draw upon at August 31, 2008.

National Rural continues to see significant investment support from its members with $3.3 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at August 31, 2008.  The member debt investments represented 17 percent of the total debt outstanding at August 31, 2008.  In addition, National Rural had a total of $3.0 billion of privately placed debt outstanding at August 31, 2008, $2.5 billion of which was guaranteed by the U.S. Government under the REDLG program.  The private placements of debt represented 15 percent of total debt outstanding at August 31, 2008.  In September 2008, the Company closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available under the facility.

The turmoil in the credit markets subsequent to August 31, 2008 has had an effect on the Company’s ability and cost of raising debt.  The ability of companies to raise short-term debt (commercial paper) has been hampered by the credit crunch resulting from the overall economic environment.  While the Company has been able to meet its funding needs, the debt issued since August 31, 2008 has been at a higher cost and, in many instances, the debt raised has had a shorter tenor than anticipated.  The slightly higher spread paid on dealer commercial paper and bank bid notes since August 31, 2008 has not had a significant impact on National Rural's funding cost, as dealer commercial paper and bank bid notes represented only 12 percent of total debt at August 31, 2008.

In the first quarter of fiscal year 2009, the Company was able to prefund 88 percent of its $1,545 million debt scheduled to mature in September and October 2008.  One of the strategies the Company may employ to decrease its reliance on the commercial paper market is to seek to issue long-term funding to members, in the capital markets or in private placements to reduce the short-term commercial paper needs of the Company.

On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facility by borrowing from the $1.5 billion 364-day agreement.  LBB did not fund their portion of the draw and the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  As the amount borrowed did not exceed 50 percent of total commitments, there is no utilization fee on the outstanding balance.

At August 31, 2008, the Company was the guarantor and liquidity provider for $329 million of tax-exempt bonds issued for its member cooperatives.  A total of $210 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $119 million of such tax-exempt bonds reprice semi-annually.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode.

Subsequent to August 31, 2008, the Company entered into agreements as the guarantor and liquidity provider for an additional $176 million of tax-exempt bonds issued for its member cooperatives that reprice semi-annually.

In September and October 2008, the Company was required to purchase a total of $57 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company will be required to hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a default rate of interest on most of the bonds that is higher than the rate investors typically receive on similar bonds in the tax-exempt market.  On October 15, 2008, $8 million of the tax-exempt bonds held by the Company will be redeemed as a result of a mandatory sinking fund payment.

For additional information about the risks related to the Company's business, see Item 1A. Risk Factors.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest,  and net income and these financial measures adjusted to exclude the impact of deriviatives and foreign currency adjustments and to include minority interest in net income for the three months ended August 31, 2008 and 2007.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended May 31, 2008 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

	Three months ended
	August 31,
(in thousands)	2008	2007
Interest expense	$(220,309)	$(247,325)
Derivative cash settlements	431	8,329
Adjusted interest expense	$(219,878)	$(238,996)

Net interest income	$46,209	$20,629
Derivative cash settlements	431	8,329
Adjusted net interest income	$46,640	$28,958

Income (loss) prior to income taxes and minority interest	$12,470	$(14,059)
Derivative forward value	11,028	33,600
Adjusted income prior to income taxes and minority interest	$23,498	$19,541

Net income (loss)	$14,471	$(11,382)
Minority interest net loss	(1,241)	(1,578)
Derivative forward value	11,028	33,600
Adjusted net income	$24,258	$20,640

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table provides the TIER and adjusted TIER for the three months ended August 31, 2008 and 2007.

	Three months ended August 31,
	2008	2007
TIER (1)	1.07	-
Adjusted TIER	1.11	1.09
(1) For the three months ended August 31, 2007, the Company reported a net loss of $11 million, thus the TIER calculation results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity

The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash impacts of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended May 31, 2008 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

(in thousands)	August 31, 2008	May 31, 2008
Liabilities	$20,507,581	$18,699,169
Less:
Derivative liabilities	(217,391)	(171,390)
Debt used to fund loans guaranteed by RUS	(249,191)	(250,169)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,420,810)	(1,406,779)
Adjusted liabilities	$18,308,749	$16,559,391

Total equity	$594,649	$665,965
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(44,056)	(131,551)
Current period derivative forward value (1)	8,738	87,495
Accumulated other comprehensive income	(8,633)	(8,827)
Subtotal members' equity	550,698	613,082
Plus:
Subordinated certificates	1,420,810	1,406,779
Subordinated deferrable debt	311,440	311,440
Minority interest	13,001	14,247
Adjusted equity	$2,295,949	$2,345,548

Guarantees	$1,033,486	$1,037,140

(1) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	August 31, 2008	May 31, 2008
Leverage ratio	36.22	29.64
Adjusted leverage ratio	8.42	7.50

Debt to equity ratio	34.49	28.08
Adjusted debt to equity ratio	7.97	7.06

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 48.

Item 4T.Controls and Procedures

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

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2008 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended August 31, 2008.

Item 6.	Exhibits

4.29	–	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of September 19, 2008 for up to $500,000,000.

4.30	–	Series C Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of September 19, 2008 for up to $500,000,000.

4.31	–	Pledge Agreement dated as of September 19, 2008, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.

4.32	–	Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated as of September 19, 2008 for up to $500,000,000 maturing on October 15, 2031.

4.33	–	Amendment No. 1 dated as of September 19, 2008 to the Pledge Agreement dated as of April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.

10.13	–
Third Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of August 25, 2008.  Graphics to the Third Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

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
Controller
(Principal Accounting Officer)

October 14, 2008