Form 10-Q
period 2008-12-15
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2009-01-09
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2008

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	November 30, 2008	May 31, 2008

Cash and cash equivalents	$473,274	$177,809

Restricted cash	9,086	14,460

Investments in trading securities	11,434	-

Loans to members	19,566,939	19,029,040
Less: Allowance for loan losses	(648,946)	(514,906)
Loans to members, net	18,917,993	18,514,134

Accrued interest and other receivables	301,788	258,315

Fixed assets, net	19,109	21,045

Debt service reserve funds	50,335	54,993

Bond issuance costs, net	50,411	39,618

Foreclosed assets, net	61,265	58,961

Derivative assets	492,371	220,514

Other assets	31,234	19,532

	$20,418,300	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2008	May 31, 2008

Short-term debt	$5,711,175	$6,327,453

Accrued interest payable	275,156	244,299

Long-term debt	11,600,921	10,173,587

Deferred income	19,612	21,971

Guarantee liability	32,824	15,034

Other liabilities	32,905	27,216

Derivative liabilities	594,077	171,390

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,465	649,465
Loan and guarantee subordinated certificates	815,112	757,314
Total members' subordinated certificates	1,464,577	1,406,779

Commitments and contingencies	-	-

Minority interest	11,260	14,247

Equity:
Retained equity	355,925	657,138
Accumulated other comprehensive income	8,428	8,827
Total equity	364,353	665,965

	$20,418,300	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three and Six Months Ended November 30, 2008 and 2007

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007

Interest income	$269,042	$263,287	$535,560	$531,241
Interest expense	(234,224)	(240,017)	(454,533)	(487,342)

Net interest income	34,818	23,270	81,027	43,899

(Provision for) recovery of loan losses	(126,311)	14,301	(136,992)	14,301

Net interest (loss) income after (provision for) recovery of loan losses	(91,493)	37,571	(55,965)	58,200

Non-interest income:
Rental and other income	441	352	622	703
Derivative cash settlements	12,503	11,507	12,934	19,836
Results of operations of foreclosed assets	1,211	1,856	2,457	3,816

Total non-interest income	14,155	13,715	16,013	24,355

Non-interest (expense) income:
Salaries and employee benefits	(9,912)	(8,828)	(19,763)	(17,651)
Other general and administrative expenses	(5,182)	(5,929)	(9,924)	(10,416)
(Provision for) recovery of guarantee liability	(5,686)	1,200	(4,981)	3,300
Market adjustment on foreclosed assets	(153)	-	(153)	-
Derivative forward value	(139,383)	(75,412)	(150,411)	(109,012)
Loss on sale of loans	-	-	-	(518)
Fair value adjustment on investments in trading securities	(101)	-	(101)	-

Total non-interest expense	(160,417)	(88,969)	(185,333)	(134,297)

Loss prior to income taxes and minority interest	(237,755)	(37,683)	(225,285)	(51,742)

Income tax benefit	6,400	2,912	7,160	4,011

Loss prior to minority interest	(231,355)	(34,771)	(218,125)	(47,731)

Minority interest, net of income taxes	1,738	4,545	2,979	6,123

Net loss	$(229,617)	$(30,226)	$(215,146)	$(41,608)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2008 and 2007

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal				Members'	General
		Comprehensive	Retained	Membership	Unallocated	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Net Income	Fund	Reserve	Fund	Other
Six months ended November 30, 2008:
Balance as of May 31, 2008	$665,965	$8,827	$657,138	$993	$44,003	$1,484	$187,409	$496	$422,753
Patronage capital retirement	(85,454)	-	(85,454)	-	-	-	(217)	-	(85,237)
Loss prior to income taxes and minority interest	(225,285)	-	(225,285)	-	(225,285)	-	-	-	-
Other comprehensive loss	(399)	(399)	-	-	-	-	-	-	-
Income tax benefit	7,160	-	7,160	-	7,160	-	-	-	-
Minority interest	2,979	-	2,979	-	2,979	-	-	-	-
Other	(613)	-	(613)	-	-	(613)	(93)	-	93
Balance as of November 30, 2008	$364,353	$8,428	$355,925	$993	$(171,143)	$871	$187,099	$496	$337,609

Six months ended November 30, 2007:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(51,742)	-	(51,742)	-	(51,742)	-	-	-	-
Other comprehensive loss	(331)	(331)	-	-	-	-	-	-	-
Income tax benefit	4,011	-	4,011	-	4,011	-	-	-	-
Minority interest	6,123	-	6,123	-	6,123	-	-	-	-
Other	(487)	-	(487)	(1)	1	(487)	40	-	(40)
Balance as of November 30, 2007	$582,121	$11,873	$570,248	$996	$89,921	$919	$158,348	$498	$319,566

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,146)	$(41,608)
Add (deduct):
Amortization of deferred income	(3,273)	(4,240)
Amortization of bond issuance costs and deferred charges	5,102	11,463
Depreciation	1,176	1,118
Provision for (recovery of) loan losses	136,992	(14,301)
Provision for (recovery of) guarantee liability	4,981	(3,300)
Results of operations of foreclosed assets	(2,457)	(3,816)
Market adjustment on foreclosed assets	153	-
Derivative forward value	150,411	109,012
Fair value adjustment on investments in trading securities	101	-
Loss on sale of loans	-	518
Restricted interest earned on restricted cash	(100)	-
Purchases of trading securities	(71,405)	-
Sales of trading securities	59,870	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(49,542)	(9,068)
Accrued interest payable	30,856	98
Other	3,783	(5,264)

Net cash provided by operating activities	51,502	40,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(4,943,573)	(3,595,700)
Principal collected on loans	4,402,006	3,403,193
Net investment in fixed assets	760	(744)
Net proceeds from sale of loans	-	39,580
Change in restricted cash	5,374	-

Net cash used in investing activities	(535,433)	(153,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances (repayments) of short-term debt, net	253,271	(103,653)
Proceeds from issuance of long-term debt, net	3,237,972	668,890
Payments for retirement of long-term debt	(2,695,698)	(346,590)
Payments for retirement of subordinated deferrable debt	-	(175,000)
Proceeds from issuance of members' subordinated certificates	71,675	43,189
Payments for retirement of members' subordinated certificates	(9,345)	(11,851)
Payments for retirement of patronage capital	(78,479)	(77,378)

Net cash provided by (used in) financing activities	779,396	(2,393)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295,465	(115,452)
BEGINNING CASH AND CASH EQUIVALENTS	177,809	304,107
ENDING CASH AND CASH EQUIVALENTS	$473,274	$188,655

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2008 and 2007

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$418,575	$475,781
Cash paid for income taxes	52	767

Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$(4,658)	$-

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

The Company's consolidated membership was 1,526 as of November 30, 2008 including 898 utility members, the majority of which are consumer-owned electric cooperatives, 499 telecommunications members, 66 service members and 63 associates in 48 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 69 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

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

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and effect loan securitization transactions, after elimination of intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, (“FIN 46(R)”) requires National Rural to consolidate the financial results of RTFC and NCSC.  National Rural is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for a reimbursement to RTFC for its loan losses.  All loans that require RTFC board approval also require National Rural board approval. National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with National Rural.

National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee in exchange for reimbursement to NCSC for its loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require National Rural board approval.  National Rural controls the nomination process for 1 out of 11 NCSC directors.  The full membership of NCSC elects directors on the basis of one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At November 30, 2008, National Rural had guaranteed $79 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Rural run through 2022.  At November 30, 2008, National Rural's maximum potential exposure totaled $97 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 11, Guarantees at November 30, 2008 as the debt and derivatives are reported on the consolidated balance sheet.  At November 30, 2008, National Rural had less than $1 million of guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At November 30, 2008, RTFC had total assets of $1,881 million including loans outstanding to members of $1,698 million and NCSC had total assets of $496 million including loans outstanding of $447 million.  At November 30, 2008, National Rural had committed to lend RTFC up to $4.0 billion of which $1.7 billion was outstanding.  At November 30, 2008, National Rural had committed to provide up to $1 billion of credit to NCSC of which $498 million was outstanding, representing $419 million of outstanding loans and $79 million of credit enhancements.

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

In accordance with ARB 51, the Company presents the amount of subsidiary equity controlled by RTFC and NCSC as minority interest on the consolidated balance sheets and the subsidiary earnings controlled by RTFC and NCSC as minority interest on the consolidated statements of operations.

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

Activity in the loan loss allowance account is summarized below:

	For the six months ended November 30,		Year ended
(in thousands)	2008	2007	May 31, 2008
Balance at beginning of period	$514,906	$561,663	$561,663
Provision for (recovery of) loan losses	136,992	(14,301)	(30,262)
Charge-offs	(3,118)	(16,755)	(16,911)
Recoveries	166	195	416
Balance at end of period	$648,946	$530,802	$514,906

(d)           Interest Income

The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2008	2007	2008	2007
Interest on long-term fixed rate loans (1)	$224,261	$215,183	$448,663	$429,743
Interest on long-term variable rate loans (1)	18,469	22,690	33,649	47,239
Interest on short-term loans (1)	20,942	19,244	40,446	39,592
Interest on investments (2)	1,444	1,900	3,625	4,836
Conversion fees (3)	1,536	1,735	3,239	3,509
Make-whole and prepayment fees (4)	40	65	867	1,754
Commitment and guarantee fees (5)	1,767	1,385	3,636	2,920
Other fees	583	1,085	1,435	1,648
Total interest income	$269,042	$263,287	$535,560	$531,241
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash and trading securities.
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

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $17 million and $20 million at November 30, 2008 and May 31, 2008, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2008	2007	2008	2007
Interest expense (1):
Commercial paper and bank bid notes	$23,638	$33,192	$40,076	$71,478
Medium-term notes	81,055	83,681	161,513	166,867
Collateral trust bonds	68,035	63,405	130,955	128,755
Subordinated deferrable debt	4,915	4,916	9,831	9,831
Subordinated certificates	12,831	12,030	25,248	24,154
Long-term private debt	34,534	34,960	70,130	65,743
Debt issuance costs (2)	2,391	2,767	4,526	5,297
Commitment and guarantee fees (3)	5,246	4,605	10,013	8,675
Loss on early extinguishment of debt (4)	-	-	-	5,509
Other fees	1,579	461	2,241	1,033
Total interest expense	$234,224	$240,017	$454,533	$487,342
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper which are recognized as incurred.

(3) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements and fees paid under bond guarantee agreements with RUS as part of the Rural Economic Development Loan and Grant program. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(4) Represents the loss on the early retirement of debt including the write-off of unamortized discount, premium and issuance costs.

The Company does not include indirect costs, if any, related to funding activities in interest expense.

(f)          Comprehensive Loss

Comprehensive loss includes the Company's net loss, as well as other comprehensive income resulting from a transition adjustment recorded upon the initial adoption of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended (“SFAS 133”).  Comprehensive loss is calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(229,617)	$(30,226)	$(215,146)	$(41,608)
Other comprehensive income:
Reclassification adjustment for realized gain on derivatives	(205)	(256)	(399)	(331)
Comprehensive loss	$(229,822)	$(30,482)	$(215,545)	$(41,939)

(g)           New Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for both interim and annual reporting periods beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on December 1, 2008 will not have an impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(R)-8”).  FSP 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R) to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008.   The Company's adoption of FSP 140-4 and FIN 46(R)-8 for the quarter ended February 28, 2009 will not have a material impact on the Company's financial position or results of operations.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	November 30, 2008		May 31, 2008
		Unadvanced		Unadvanced
(in thousands)	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)
Total by loan type (2) (3):
Long-term fixed rate loans	$15,194,040	$-	$15,204,614	$-
Long-term variable rate loans	2,122,837	6,128,736	1,882,095	5,975,541
Loans guaranteed by RUS	246,020	491	250,169	491
Short-term loans	2,000,645	7,629,905	1,690,117	7,597,712
Total loans outstanding	19,563,542	13,759,132	19,026,995	13,573,744
Deferred origination fees	3,397	-	2,045	-
Less: Allowance for loan losses	(648,946)	-	(514,906)	-
Net loans outstanding	$18,917,993	$13,759,132	$18,514,134	$13,573,744

Total by segment (2):
National Rural:
Distribution	$13,736,544	$9,859,393	$13,438,370	$9,579,213
Power supply	3,572,555	2,988,634	3,339,112	2,960,693
Statewide and associate	110,032	163,061	108,925	158,293
National Rural total	17,419,131	13,011,088	16,886,407	12,698,199
RTFC	1,697,907	468,428	1,726,514	562,389
NCSC	446,504	279,616	414,074	313,156
Total loans outstanding	$19,563,542	$13,759,132	$19,026,995	$13,573,744

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements of National Rural.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Table includes non-performing and restructured loans.
(3) Loans are classified as long-term or short-term based on their original maturity.

Non-performing and restructured loans outstanding to members and unadvanced commitments by loan type and by segment included in the table above are summarized as follows:

	November 30, 2008		May 31, 2008
(in thousands)		Unadvanced		Unadvanced
Non-performing and restructured loans:	Loans Outstanding	Commitments (1)	Loans Outstanding	Commitments (1)

Non-performing loans (2):
RTFC:
Long-term fixed rate loans	$212,984	$-	$219,912	$-
Long-term variable rate loans	261,142	-	261,109	-
Short-term loans	18,898	-	25,843	-
Total non-performing loans	$493,024	$-	$506,864	$-

Restructured loans (2):
National Rural:
Long-term fixed rate loans	$52,082	$-	$52,309	$-
Long-term variable rate loans	505,042	186,673	519,257	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	557,124	199,173	571,566	199,173

RTFC:
Long-term fixed rate loans	5,205	-	5,545	-
Total restructured loans	$562,329	$199,173	$577,111	$199,173

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent future cash requirements of National Rural.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Loans are classified as long-term or short-term based on their original maturity.

Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income.

Loan Security
The Company evaluates each borrower's creditworthiness on a case-by-case basis.  It is generally the Company's policy to require collateral for long-term loans.  Such collateral usually consists of a first mortgage lien on the borrower's total assets, including plant and equipment, and a pledge of future revenues.  The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.

The following tables summarize the Company's secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	November 30, 2008				May 31, 2008
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed rate loans	$14,675,338	97%	$518,702	3%	$14,732,058	97%	$472,556	3%
Long-term variable rate loans	1,949,979	92	172,858	8	1,728,803	92	153,292	8
Loans guaranteed by RUS	246,020	100	-	-	250,169	100	-	-
Short-term loans	175,735	9	1,824,910	91	165,226	10	1,524,891	90
Total loans	$17,047,072	87	$2,516,470	13	$16,876,256	89	$2,150,739	11

Total by segment:
National Rural	$15,190,580	87%	$2,228,551	13%	$15,021,067	89%	$1,865,340	11%
RTFC	1,469,347	87	228,560	13	1,497,487	87	229,027	13
NCSC	387,145	87	59,359	13	357,702	86	56,372	14
Total loans	$17,047,072	87	$2,516,470	13	$16,876,256	89	$2,150,739	11

Pledging of Loans
The following table summarizes the Company’s collateral pledged to secure its collateral trust bonds and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") and the amount of the corresponding debt outstanding:

(in thousands)	November 30, 2008	May 31, 2008
2007 indenture:
Distribution system mortgage notes	$3,718,474	$917,925
Collateral trust bonds	3,000,000	700,000

1994 indenture:
Distribution system mortgage notes	$3,030,956	$3,989,443
RUS guaranteed loans qualifying as permitted investments	213,360	215,329
Total pledged collateral	$3,244,316	$4,204,772
Collateral trust bonds	$2,218,000	$4,015,000

1972 indenture:
Cash	$2,032	$2,032
Collateral trust bonds	1,919	1,927

Farmer Mac:
Distribution system mortgage notes	$495,391	$1,042,564
Farmer Mac notes payable	400,000	900,000

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(in thousands)	November 30, 2008	May 31, 2008
REDLG:
Utility System mortgage notes on deposit	$3,810,963	$3,191,292
REDLG notes payable	3,000,000	2,500,000

The $3.0 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,811 million at November 30, 2008, would be pledged as collateral rather than held on deposit.  At November 30, 2008, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $2.0 billion of notes payable to the FFB has a second trigger requiring that there be a director on the National Rural board that satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert trigger event will occur if the financial expert position remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,481 million at November 30, 2008, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

(3)           Foreclosed Assets, Net

Assets received in satisfaction of loan receivables are recorded at cost in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and are evaluated periodically for impairment.  These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at November 30, 2008 and 2007 or May 31, 2008.  At November 30, 2008 and May 31, 2008, the balance of foreclosed assets included real estate developer notes receivables and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:

	Six months ended November 30,		Year ended
(in thousands)	2008	2007	May 31, 2008
Beginning balance	$58,961	$66,329	$66,329
Results of operations	2,457	3,816	7,528
Net cash provided by foreclosed assets	-	-	(9,056)
Market value adjustment	(153)	-	(5,840)
Ending balance	$61,265	$70,145	$58,961

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	November 30, 2008	May 31, 2008
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,565,255	$1,511,953
Commercial paper sold directly to members, at par	1,310,378	1,275,809
Commercial paper sold directly to non-members, at par	8,626	11,752
Total commercial paper	2,884,259	2,799,514
Daily liquidity fund sold directly to members	339,276	250,750
Bank bid notes	180,000	100,000
Subtotal short-term debt	3,403,535	3,150,264

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,830,823	558,776
Medium-term notes sold to members	439,305	288,634
Secured collateral trust bonds	33,000	1,824,995
Secured notes payable	-	500,000
Unsecured notes payable	4,512	4,784
Total long-term debt maturing within one year	2,307,640	3,177,189
Total short-term debt	$5,711,175	$6,327,453

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

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:

(dollar amounts in thousands)	November 30, 2008 (3)	May 31, 2008	Termination Date	Facility fee per year (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000

(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under the agreement may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 10 basis points per year.
(3) Amounts include the portion of the credit facility for Lehman Brothers Bank, FSB totaling $239 million allocated as follows: $76 million under the 5-year facility maturing 2012, $58 million under the 5-year facility maturing in 2011, and $105 million under the 364-day facility maturing in 2009.  The Company does not expect Lehman Brothers Bank, FSB to fund its portion of the credit facility according to the agreements.  See further discussion below.

Upfront fees of between three and five basis points were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2008.  These fees totaled approximately $1 million and will be amortized on a straight-line basis over the life of the agreements.  In addition, the Company paid $0.1 million in upfront fees to the banks for their commitment to the 364-day facility in place at November 30, 2008, which will be amortized on a straight-line basis over the life of the agreement.  Each agreement contains a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are five basis points for all three agreements in place at November 30, 2008.

At November 30, 2008 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

In September 2008, Lehman Brothers Holdings Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  As an active participant in the capital markets, National Rural has numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Bank, FSB (“LBB”) is a participant for up to $239 million of National Rural’s revolving credit facilities of which no amount has been advanced.

On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facility by borrowing under the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance. LBB did not fund its portion of the draw and the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company repaid the $418.5 million borrowed under the revolving credit facility on November 13, 2008.

For the purpose of calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and SFAS 52, Foreign Currency Translation (“SFAS 52”).  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and SFAS 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2008 and May 31, 2008:

		Actual
	Requirement	November 30, 2008	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.05	1.16

Minimum adjusted TIER at prior fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	8.11	7.33

(1) The Company must meet this requirement in order to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but the Company must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

(5)           Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	November 30, 2008	May 31, 2008
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,834,652	$4,231,982
Medium-term notes sold to members	140,054	104,105
Subtotal	2,974,706	4,336,087
Unamortized discount	(3,465)	(5,483)
Total unsecured medium-term notes	2,971,241	4,330,604

Unsecured notes payable	3,058,362	2,558,362
Unamortized discount	(1,811)	(1,959)
Total unsecured notes payable	3,056,551	2,556,403
Total unsecured long-term debt	6,027,792	6,887,007

Secured long-term debt:
Collateral trust bonds	5,186,919	2,891,927
Unamortized discount	(13,790)	(5,347)
Total secured collateral trust bonds	5,173,129	2,886,580
Secured notes payable	400,000	400,000
Total secured long-term debt	5,573,129	3,286,580
Total long-term debt	$11,600,921	$10,173,587

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural’s collateral trust bonds.

Unsecured Notes Payable
At November 30, 2008 and May 31, 2008, National Rural had notes payable totaling $3.0 billion and $2.5 billion, respectively, outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  In September 2008, the Company closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available under the facility.  The $500 million advance has a 2028 maturity date.  As part of the REDLG program, National Rural pays to RUS a fee of 30 basis points per year on the total amount borrowed.  At November 30, 2008, the $3.0 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place on deposit mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the mortgage notes held on deposit and the trigger events that result in the mortgage notes becoming pledged collateral.

Secured Notes Payable
At November 30, 2008 and May 31, 2008, National Rural had notes payable totaling $400 million and $900 million, respectively, outstanding to Farmer Mac.  Notes to Farmer Mac totaling $500 million and reported in short-term debt at May 31, 2008 matured on July 29, 2008.  Notes payable sold to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural's notes payable.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(in thousands)	November 30, 2008	May 31, 2008
6.75% due 2043 (1)	$125,000	$125,000
6.10% due 2044 (2)	88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440

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

Consistent with SFAS 133, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  Generally, the Company's derivative instruments do not qualify for hedge accounting under SFAS 133.  At November 30, 2008 and 2007 and May 31, 2008, the Company did not have any derivative instruments that were accounted for using hedge accounting.

The Company was a party to the following interest rate swaps:

	Notional Amounts Outstanding
(in thousands)	November 30, 2008	May 31, 2008
Pay fixed and receive variable	$7,186,544	$7,659,973
Pay variable and receive fixed	5,906,440	5,256,440
Total interest rate swaps	$13,092,984	$12,916,413

Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty (with an LBHI guarantee) to seven of the Company’s interest rate swaps.  As a result of the bankruptcy filing of LBHI, National Rural terminated the interest rate swaps with LBSF on September 26, 2008.  The payment due to National Rural from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural has a claim of $26 million against LBHI and LBSF.  National Rural used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

Derivative instruments had the following effect on the Company:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2008	2007	2008	2007
Statement of operations
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$12,503	$11,507	$12,934	$19,836
Derivative forward value	(139,383)	(75,412)	(150,411)	(109,012)
Total loss on interest rate exchange agreements	$(126,880)	$(63,905)	$(137,477)	$(89,176)

Comprehensive income
Amortization of transition adjustment	$(205)	$(256)	$(399)	$(331)
Total comprehensive loss	$(205)	$(256)	$(399)	$(331)

Cash settlements includes periodic amounts that were paid and received related to the Company’s derivative instruments, as well as amounts accrued from the prior settlement date.

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date the Company implemented SFAS 133.  The transition adjustment will be amortized into earnings over the remaining life of the related derivative instruments.  Approximately $0.6 million of the transition adjustment is expected to be amortized to income over the next 12 months and will continue through 2029.

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

At November 30, 2008, the Company had the following derivative instruments that contain rating triggers based on the Company’s ratings from Moody's Investors Service falling to or below Baa1 or from Standard & Poor's Corporation falling to or below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the associated master netting agreements.

(in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Fall to Baa1/BBB+ and below	$8,008	$(127,638)	$38,500	$(89,138)

Included in the table above are interest rate swaps with a total notional amount of $5,326 million that are in a contingent net liability position. The fair value for these interest rate swaps was $125 million at November 30, 2008.

The Company also has interest rate swaps with one counterparty that include rating trigger provisions allowing the counterparty to terminate the agreements, but the Company does not have the right to terminate based on the counterparty’s credit rating.  If the Company’s senior secured rating from Moody’s Investors Service were to fall below Baa1 or if the rating from Standard & Poor’s Corporation were to fall below BBB+, this counterparty could terminate a total notional amount of $930 million of interest rate swaps that are in a contingent net liability position.  If these interest rate swaps had been terminated at November 30, 2008, the Company would have been required to make a payment of $13 million.  The fair value for these interest rate swaps was $12 million at November 30, 2008.

In addition to the rating triggers listed above, at November 30, 2008, the Company had $816 million of notional amount of derivative instruments, with one counterparty that would require the pledging of collateral in an amount equal to the net cash settlement amount of the derivative instruments if the Company’s senior secured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  Based on the terms of the interest rate swaps in place with this counterparty, at November 30, 2008, the Company would be required to post collateral totaling $23 million if its ratings were below Baa2 from Moody’s Investors Service or BBB from Standard & Poor’s Corporation.

(8)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at five percent semi-annually.  The weighted-average maturity for all membership subordinated certificates outstanding at November 30, 2008 and May 31, 2008 was 68 years.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' debt to equity ratio with National Rural.  These certificates are unsecured, subordinated debt of the Company.

Certificates currently purchased in conjunction with long-term loans are generally non-interest bearing.  National Rural’s policy regarding the purchase of loan subordinated certificates requires members with a debt to equity ratio with National Rural in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of two percent of the loan amount for distribution systems and seven percent of the loan amount for power supply systems.  National Rural associates and RTFC members are required to purchase loan subordinated certificates in an amount equal to 10 percent of each long-term loan advance.  For non-standard credit facilities, the borrower is required to purchase interest bearing certificates in amounts determined appropriate by National Rural based on the circumstances of the transaction.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may amortize annually based on the outstanding loan balance.

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

(9)          Minority Interest

At November 30, 2008 and May 31, 2008, the Company reported minority interests of $11 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the six months ended November 30, 2008, NCSC’s net loss of $11.6 million exceeded its equity balance by $8.8 million, which eliminated the minority interest equity in NCSC.  In accordance with ARB 51, National Rural is required to absorb the $8.8 million NCSC excess loss.  NCSC’s losses during the six months ended November 30, 2008 were primarily due to its $19 million derivative forward value losses.  NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

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

At November 30, 2008 and May 31, 2008, equity included the following components:

(in thousands)	November 30, 2008	May 31, 2008
Membership fees	$993	$993
Education fund	871	1,484
Members' capital reserve	187,099	187,409
Allocated net income	338,105	423,249
Unallocated net loss (1)	(83,365)	(53)
Total members' equity	443,703	613,082
Prior years' cumulative derivative forward
value and foreign currency adjustments	44,056	131,551
Year-to-date derivative forward value loss (2)	(131,834)	(87,495)
Total retained equity	355,925	657,138
Accumulated other comprehensive income	8,428	8,827
Total equity	$364,353	$665,965

(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated loss at November 30, 2008 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $8.8 million.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

(11)         Guarantees

The Company guarantees certain contractual obligations of its members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as the Company performs under its guarantee.

At November 30, 2008 and May 31, 2008, the Company recorded a guarantee liability totaling $33 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at November 30, 2008 and May 31, 2008 totaled $15 million and $10 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $18 million at November 30, 2008 and $5 million at May 31, 2008 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees and liquidity obligations that it has entered into or modified since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	For the six months ended November 30,		Year ended May 31,
(dollar amounts in thousands)	2008	2007	2008
Beginning balance	$15,034	$18,929	$18,929
Net change in non-contingent liability	12,809	(948)	(791)
Provision (recovery) of contingent guarantee losses	4,981	(3,300)	(3,104)
Ending balance	$32,824	$14,681	$15,034

Liability as a percentage of total guarantees	2.65%	1.35%	1.45%

National Rural has guaranteed debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table below.  National Rural has unconditionally guaranteed to the holders or to trustees for the benefit of holders of these bonds the full principal, interest, and in most cases, premium, if any, on each bond when due.  National Rural has debt service reserve funds in the amount of $50 million and $55 million at November 30, 2008 and May 31, 2008, respectively, on deposit with the bond trustee that can only be used for covering any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by National Rural with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table below, $601 million and $330 million as of November 30, 2008 and May 31, 2008, respectively, are adjustable or floating/fixed rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable rate period (including at the time of conversion to a fixed rate), National Rural, in return for a fee, has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $35 million and $155 million of tax-exempt bonds that were in the auction rate mode at November 30, 2008 and May 31, 2008, respectively.

During the six months ended November 30, 2008, a total of $120 million of auction rate bonds guaranteed by the Company were converted to semi-annual mode.  The Company became the liquidity provider for those bonds. Additionally, the Company entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.  During the six months ended November 30, 2008, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company is required to hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  A total of $8 million of the tax-exempt bonds held by the Company during the six months ended November 30, 2008 were redeemed as a result of a mandatory sinking fund payment and $52 million were subsequently repurchased by third party investors.  The Company held the remaining $12 million of tax-exempt bonds at November 30, 2008 as trading securities on its consolidated balance sheet.

National Rural's maximum potential exposure includes guaranteed principal and interest related to its tax-exempt bonds. National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable, floating and auction rate bonds.  See footnote (1) to the table below for further information about this type of guarantee.

The following table summarizes total guarantees by type and segment:

(in thousands)	November 30, 2008	May 31, 2008
Total by type:
Long-term tax-exempt bonds (1)	$640,255	$498,495
Indemnifications of tax benefit transfers (2)	89,048	94,821
Letters of credit (3)	409,637	343,424
Other guarantees (4)	100,213	100,400
Total	$1,239,153	$1,037,140

Total by segment:
National Rural:
Distribution	$225,186	$184,459
Power supply	928,041	786,455
Statewide and associate	20,488	22,785
National Rural total	1,173,715	993,699
RTFC	500	260
NCSC	64,938	43,181
Total	$1,239,153	$1,037,140

(1) The maturities for this type of guarantee run through 2042.  At November 30, 2008, National Rural's maximum potential exposure for the $4 million of fixed- rate tax-exempt bonds is $5 million, representing principal and interest.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.
(2) The maturities for this type of guarantee run through 2015.  The amounts shown represent National Rural’s maximum potential exposure for guaranteed indemnity payments.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.
(3) The maturities for this type of guarantee run through 2018.  Additionally, letters of credit totaling $7 million at November 30, 2008 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  At November 30, 2008, the Company's maximum potential exposure is $410 million, of which $223 million is secured.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural’s maximum potential exposure related to $43 million of letters of credit would be reduced to $12 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $411 million in letters of credit to third parties for the benefit of its members at November 30, 2008.  At May 31, 2008, this amount was $415 million.
(4) The maturities for this type of guarantee run through 2025.  Of National Rural’s maximum potential exposure for guaranteed principal and interest totaling $100 million at November 30, 2008, $3 million is secured by a mortgage lien on substantially all of the system's assets and future revenues and the remaining $97 million is unsecured.

The Company uses the same credit policies and monitoring procedures in providing guarantees as it does for loans and commitments.

At November 30, 2008 and May 31, 2008, National Rural had a total of $284 million and $236 million of guarantees, representing 23 percent of total guarantees, under which its right of recovery from its members was not secured.

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

The Company’s only assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are derivative instruments, foreclosed assets, trading securities and collateral dependent non-performing loans.  When a valuation includes inputs from multiple sources resulting in various levels, the Company classifies the valuation category at the lowest level for which the input has a significant effect on the overall valuation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of interest rate swap derivative instruments the Company uses, it obtains market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis.  The market quotes are based on the expected future cash flow and estimated yield curves.

The Company performs its own analysis to validate the market quotes obtained from the its swap counterparties.  The Company adjusts the market values received from the counterparties using credit default swap levels for the counterparties and the Company. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to the counterparty and the Company.  The Company only enters into exchange agreements with highly rated counterparties that participate in the Company’s revolving credit agreements.  All exchange agreements contain master netting arrangements as part of their ISDA agreements.

The Company’s valuation techniques for interest rate swap derivatives are based upon observable inputs, which reflect market data.  Fair value for the Company’s interest rate swap derivative instruments falls under Level 2, as described above.

The Company records the change in the fair value of its derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations as currently none of its derivatives qualify for hedge accounting.

The Company accounts for the investments in trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company purchased these assets in its capacity as liquidity provider, and it is the intention of the Company to sell these assets back into the marketplace as soon as practicable and at a reasonable price.  Therefore, the Company classifies these assets as trading securities.  Trading securities are carried at fair value with changes in fair value, based on specific identification, recorded in earnings.

Fair value for trading securities is based on observable market prices for similar investments adjusted for credit risk related to the issuer.  All observable market transactions for these and similar bonds have been at par value.  The credit risk related to the Company holding the bonds is based on the remaining term of the bonds, the Company's internal risk rating for the issuer, corporate bond default tables and the Company's specific recovery history with its borrowers. This is the same process the Company uses to calculate the required loan loss allowance and guarantee liability at each quarter end.  Since the market for these bonds is not an active market and the credit risk component is specific to the issuer, the fair value of the trading securities is classified as Level 3, as described above.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
Derivative assets	$-	$492,371	$-
Derivative liabilities	-	594,077	-
Investments in trading securities	-	-	11,434

The following table presents a rollforward of the Level 3 assets and liabilities measured at fair value on a recurring basis:

	Level 3 Investments in Trading Securities
(in thousands)	For the three months ended November 30, 2008		For the six months ended November 30, 2008
Beginning balance	$-		$-
Losses included in earnings	(101)		(101)
Purchases, sales, issuances, and settlements, net	11,535		11,535
Ending balance	$11,434	$$	11,434

The $0.1 million trading loss included in earnings for the six months ended November 30, 2008 was reported in non-interest expense and represents losses recorded for the Company’s investments in trading securities held at November 30, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

The Company’s foreclosed assets do not meet the criteria to be classified as held for sale at November 30, 2008 and therefore are required to be carried at cost in accordance with SFAS 144. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, the Company utilizes the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at November 30, 2008 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at November 30, 2008 and the total losses for the three and six months ended November 30, 2008.

(in thousands)	Level 3 Fair Value	Total losses for the three months ended November 30, 2008	Total losses for the six months ended November 30, 2008
Foreclosed assets, net	$61,265	$153	$153
Non-performing loans, net of specific reserves	152,183	113,810	117,683

SFAS 159
SFAS 159 established the fair value option, which permits entities to choose to measure eligible financial instruments at fair value. The Company elected not to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 did not have an effect on the Company's financial position or results of operations.

(13)           Restructured/Non-performing Loans and Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	November 30, 2008	May 31, 2008	November 30, 2007
Non-performing loans	$493,024	$506,864	$503,198
Restructured loans	562,329	577,111	590,768

Total	$1,055,353	$1,083,975	$1,093,966

(a) At November 30, 2008, May 31, 2008 and November 30, 2007, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At November 30, 2008 and May 31, 2008, $505 million and $519 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At November 30, 2007, $532 million of restructured loans were on non-accrual status.  A total of $1 million and $2 million, respectively, of interest income was accrued on restructured loans during the three and six months ended November 30, 2008 and the three and six months ended November 30, 2007.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2008	2007	2008	2007

Non-performing loans	$7,417	$8,513	$14,851	$17,727
Restructured loans	6,893	8,970	13,597	18,311
Total	$14,310	$17,483	$28,448	$36,038

(b) The Company classified $1,050 million and $1,078 million of loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended, at November 30, 2008 and May 31, 2008, respectively.  The Company reserved $446 million and $331 million of the loan loss allowance for such impaired loans at November 30, 2008 and May 31, 2008, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million and $2 million, respectively, of interest income on impaired loans for the three and six months ended November 30, 2008 and the three and six months ended November 30, 2007.  The average recorded investment in impaired loans for the six months ended November 30, 2008 and 2007 was $1,055 million and $1,088 million, respectively.

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

(c) At November 30, 2008 and May 31, 2008, National Rural had a total of $505 million and $519 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both November 30, 2008 and May 31, 2008.  Total loans to CoServ at November 30, 2008 and May 31, 2008 represented 2.5 percent and 2.7 percent, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under this facility, advances are limited to $46 million per year.  Thus, as of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has not received notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural’s legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2008.

(d) Innovative Communication Corporation ("ICC") is a diversified telecommunications company and RTFC borrower headquartered in St. Croix, United States Virgin Islands ("USVI").  In the USVI, through subsidiaries including Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services.  Through other subsidiaries, ICC provides telecommunications, cable television, and Internet access services in the eastern and southern Caribbean and mainland France.

At November 30, 2008 and May 31, 2008, RTFC had $485 million and $492 million, respectively, in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

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

In February 2006, involuntary bankruptcy petitions were filed against Prosser, Emcom and ICC-LLC; and on April 26, 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural, thereby resolving all the loan related litigation in RTFC’s favor.

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

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed Stan Springel as its trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets, including property in Prosser’s possession or control, for disposition and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  Certain assets have been sold, including certain foreign companies, aircraft, and real estate.  The principal assets in the U.S. Virgin Islands, including Vitelco, are scheduled to be auctioned in February 2009.

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

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2008.

(e) At November 30, 2008 and May 31, 2008, National Rural had a total of $52 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at November 30, 2008.  All loans to Pioneer remain on accrual status with respect to the recognition of interest income.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2008.

(14)         Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three and six months ended November 30, 2008 and 2007 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the six months ended November 30, 2008, and consolidated balance sheets at November 30, 2008 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$481,386	$38,888	$15,286	$535,560
Interest expense	(406,936)	(36,454)	(11,143)	(454,533)
Net interest income	74,450	2,434	4,143	81,027

(Provision for) recovery of loan losses	(137,031)	-	39	(136,992)
Net interest (loss) income after (provision for) recovery of loan losses	(62,581)	2,434	4,182	(55,965)

Non-interest income:
Rental and other income	332	-	290	622
Derivative cash settlements	15,332	-	(2,398)	12,934
Results of operations from foreclosed assets	2,457	-	-	2,457
Total non-interest income	18,121	-	(2,108)	16,013

Non-interest expense:
General and administrative expenses	(24,812)	(2,698)	(2,177)	(29,687)
Provision for guarantee liability	(4,981)	-	-	(4,981)
Derivative forward value	(131,834)	-	(18,577)	(150,411)
Market adjustment on foreclosed assets	(153)	-	-	(153)
Fair value adjustment on investments in trading securities	(101)	-	-	(101)
Total non-interest expense	(161,881)	(2,698)	(20,754)	(185,333)

Loss prior to income taxes and minority interest	(206,341)	(264)	(18,680)	(225,285)
Income tax benefit	-	69	7,091	7,160
Loss per segment reporting	$(206,341)	$(195)	$(11,589)	$(218,125)

Reconciliation of net loss:
Net loss per segment reporting				$(218,125)
Minority interest, net of income taxes				2,979
Net loss per consolidated statement of operations				$(215,146)

Assets:
Total loans outstanding	$17,419,131	$1,697,907	$446,504	$19,563,542
Deferred origination fees	3,397	-	-	3,397
Less: Allowance for loan losses	(648,755)	-	(191)	(648,946)
Loans to members, net	16,773,773	1,697,907	446,313	18,917,993
Other assets	1,267,704	183,022	49,581	1,500,307
Total assets	$18,041,477	$1,880,929	$495,894	$20,418,300

The following table contains the consolidated statement of operations for the six months ended November 30, 2007 and consolidated balance sheet information at November 30, 2007 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$465,790	$47,366	$18,085	$531,241
Interest expense	(427,164)	(44,551)	(15,627)	(487,342)
Net interest income	38,626	2,815	2,458	43,899
Recovery of loan losses	14,301	-	-	14,301
Net interest income after recovery of loan losses	52,927	2,815	2,458	58,200

Non-interest income:
Rental and other income	389	-	314	703
Derivative cash settlements	19,679	-	157	19,836
Results of operations of foreclosed assets	3,816	-	-	3,816
Total non-interest income	23,884	-	471	24,355

Non-interest expense:
General and administrative expenses	(23,854)	(2,379)	(1,834)	(28,067)
Recovery of guarantee liability	3,300	-	-	3,300
Derivative forward value	(97,347)	-	(11,665)	(109,012)
Loss on sale of loans	(518)	-	-	(518)
Total non-interest expense	(118,419)	(2,379)	(13,499)	(134,297)

(Loss) income prior to income taxes and minority
interest	(41,608)	436	(10,570)	(51,742)
Income taxes	-	(1)	4,012	4,011
Net (loss) income per segment reporting	$(41,608)	$435	$(6,558)	$(47,731)

Reconciliation of net loss:
Net loss per segment reporting				$(47,731)
Minority interest, net of income taxes				6,123
Net loss per consolidated statement of operations				$(41,608)

Assets:
Total loans	$16,002,716	$1,791,504	$463,683	$18,257,903
Deferred origination fees	4,020	-	-	4,020
Less: Allowance for loan losses	(530,313)	-	(489)	(530,802)
Loans to members, net	15,476,423	1,791,504	463,194	17,731,121
Other assets	626,539	194,850	54,385	875,774
Total assets	$16,102,962	$1,986,354	$517,579	$18,606,895

The following table contains the consolidated statement of operations for the three months ended November 30, 2008 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$241,966	$19,316	$7,760	$269,042
Interest expense	(209,930)	(18,208)	(6,086)	(234,224)
Net interest income	32,036	1,108	1,674	34,818

(Provision for) recovery of loan losses	(126,350)	-	39	(126,311)

Net interest (loss) income after (provision for) recovery of loan losses	(94,314)	1,108	1,713	(91,493)

Non-interest income:
Rental and other income	291	-	150	441
Derivative cash settlements	13,707	-	(1,204)	12,503
Results of operations of foreclosed assets	1,211	-	-	1,211
Total non-interest income	15,209	-	(1,054)	14,155

Non-interest expense:
General and administrative expenses	(12,671)	(1,373)	(1,050)	(15,094)
Provision for guarantee liability	(5,686)	-	-	(5,686)
Derivative forward value	(123,096)	-	(16,287)	(139,383)
Market adjustment on foreclosed assets	(153)	-	-	(153)
Fair value adjustment on investments in trading securities	(101)	-	-	(101)
Total non-interest expense	(141,707)	(1,373)	(17,337)	(160,417)

Loss prior to income taxes and minority interest	(220,812)	(265)	(16,678)	(237,755)
Income taxes	-	69	6,331	6,400
Net loss per segment reporting	$(220,812)	$(196)	$(10,347)	$(231,355)

Reconciliation of net loss:
Net loss per segment reporting				$(231,355)
Minority interest				1,738
Net loss per consolidated statement of operations				$(229,617)

The following table contains the consolidated statement of operations for the three months ended November 30, 2007 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$230,984	$23,337	$8,966	$263,287
Interest expense	(210,403)	(21,921)	(7,693)	(240,017)
Net interest income	20,581	1,416	1,273	23,270

Recovery of loan losses	14,301	-	-	14,301

Net interest income after recovery of loan losses	34,882	1,416	1,273	37,571

Non-interest income:
Rental and other income	200	-	152	352
Derivative cash settlements	11,514	-	(7)	11,507
Results of operations of foreclosed assets	1,856	-	-	1,856
Total non-interest income	13,570	-	145	13,715

Non-interest (expense) income:
General and administrative expenses	(12,593)	(1,200)	(964)	(14,757)
Recovery of guarantee losses	1,200	-	-	1,200
Derivative forward value	(67,285)	-	(8,127)	(75,412)
Total non-interest (expense) income	(78,678)	(1,200)	(9,091)	(88,969)

(Loss) income prior to income taxes and minority interest	(30,226)	216	(7,673)	(37,683)
Income taxes	-	-	2,912	2,912
Net (loss) income per segment reporting	$(30,226)	$216	$(4,761)	$(34,771)

Reconciliation of net loss:
Net loss per segment reporting				$(34,771)
Minority interest				4,545
Net loss per consolidated statement of operations				$(30,226)

(15)         Subsequent Events

In December 2008, the Company entered into a note purchase agreement in the amount of $500 million with Farmer Mac.  The agreement allows National Rural to borrow up to $500 million from Farmer Mac through December 31, 2015.  Advances under the agreement must occur prior to December 31, 2010.  National Rural may select a fixed rate or variable rate at the time of each advance.  Notes with a fixed interest rate will be based on the applicable benchmark treasury rate plus a spread determined at the time of the advance and will mature five years from the closing date up to December 31, 2015.  Notes with a variable interest rate will be based on three month LIBOR plus a spread determined at the time of the advance and may have a maturity of two years or less from the closing date up to December 31, 2012.

National Rural is required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  National Rural will also be required to purchase Farmer Mac Series C cumulative, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreement.

In December 2008, the Company issued five-year notes totaling $230 million under the note purchase agreement at a blended interest rate of 4.745 percent.  As a result, the Company was required to purchase a total of $9 million of Farmer Mac Series C cumulative, non-voting preferred stock with an initial dividend rate of 5 percent.  In addition, the Company invested $15 million in Farmer Mac Series B-1 cumulative, non-voting preferred stock with an initial dividend rate of 10 percent.

In December 2008 and January 2009, the Company terminated two receive fixed pay variable interest rate swaps with notional amounts totaling $370 million that resulted in a payment to the Company of $68 million, which will be recorded in the statement of operations as derivative cash settlements in the third quarter of fiscal year 2009.  The Company has $500 million of pay fixed receive variable swaps maturing in January 2009, which will result in the reduction of $500 million of fixed rate funding for the Company's fixed rate loan portfolio.  The Company believes that terminating receive fixed pay variable swaps, resulting in the underlying fixed rate debt moving back to the fixed rate funding pool, is the most economical option for replacing the fixed rate funding in the current environment.

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

The following discussion and analysis is designed to provide a better understanding of the Company's consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2008.

Business Overview
In this report, the Company will provide analysis on its results of operations, financial condition, liquidity and market risk.  The Company will also provide analysis of trends and significant transactions completed in the period covered by the report.

The Company provides financial products to its rural electric and telecommunications members at a low cost while maintaining sound financial results as required to obtain high credit ratings on its debt instruments.  See page 52 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income is subject to fluctuation as total loans outstanding and/or interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the impact of derivatives and including minority interest.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

For the six month periods ended November 30, 2008 and 2007, the Company reported a net loss of $215 million and a net loss of $42 million, respectively, which resulted in a TIER calculation for both periods below 1.00.  For the six months ended November 30, 2008, the Company reported an adjusted net loss of $68 million which resulted in an adjusted TIER below 1.00, compared with an adjusted net income of $61 million and adjusted TIER of 1.13 for the prior-year period.  The $173 million increase in net loss for the six months ended November 30, 2008 compared with the prior-year period was primarily due to the $151 million increase in the provision for loan losses and the $41 million increase in the derivative forward value expense.

Interest income of $535 million for the six months ended November 30, 2008 was fairly consistent with the amount earned in the prior-year period.  During the six months ended November 30, 2008, there was an increase of $1.2 billion or 7 percent to the average balance of loans outstanding which was offset by a decrease of 32 basis points to the weighted average yield earned on the loan portfolio as compared to the prior-year period.

The Company’s interest expense and adjusted interest expense decreased by $33 million and $26 million, respectively, for the six months ended November 30, 2008 as compared to the prior-year period.  The decrease was the result of a significant reduction in the weighted average interest rate and adjusted weighted average interest rate on all funding of 68 basis points and 59 basis points, respectively, offset by an increase of $1.2 billion in the average amount of debt outstanding as compared to the prior-year period.

During the six months ended November 30, 2008, there was an increase of $151 million to the loan loss provision as compared to the prior-year period.  The increase to the loan loss provision during the six months ended November 30, 2008 was due to the deterioration in the market value of collateral supporting impaired loans.  The fair value of the collateral was affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral held by National Rural, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies whose stock is held as collateral for impaired loans.

The loan loss provision is also impacted by changes in the calculated impairment on the Company's impaired loans as a result of changes in interest rates because the impairment amount is calculated by discounting future cash flows using the original contract rate on the loan, a portion of which is based on the Company’s variable interest rate.  Changes to the Company's variable interest rates will be based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at November 30, 2008, an increase or decrease of 25 basis points to the Company's short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  On January 2, 2009, National Rural decreased its short-term variable interest rates by 75 basis points resulting in a decrease to the calculated impairment on loans of $17 million.

In December 2008 and January 2009, the Company terminated two receive fixed pay variable interest rate swaps with notional amounts totaling $370 million that resulted in a payment to the Company of $68 million, which will be recorded in the statement of operations as derivative cash settlements in the third quarter of fiscal year 2009.  The Company has $500 million of pay fixed receive variable swaps maturing in January 2009, which will result in the reduction of $500 million of fixed rate funding for the Company's fixed rate loan portfolio.  The Company believes that terminating receive fixed pay variable swaps, resulting in the underlying fixed rate debt moving back to the fixed rate funding pool, is the most economical option for replacing the fixed rate funding in the current environment.

Financial Condition
At November 30, 2008, the Company's total loans outstanding increased by $537 million or 3 percent as compared with May 31, 2008 as a result of a $533 million increase in National Rural’s loan portfolio.  See further discussion of the Company’s loan portfolio in Loan and Guarantee Portfolio Assessment.  The Company expects that its members will need to continue to borrow funds to perform system renewal and replacement, even if growth in customers and growth in overall electric demand decline as a result of the current economic downturn.

The Company’s total long-term and short-term debt outstanding increased by $811 million at November 30, 2008 as compared to the prior-year end.  During the six months ended November 30, 2008, there was significant market activity to issue the debt required to fund new loan advances, as well as to refinance maturing debt.  The Company issued $2.3 billion of collateral trust bonds and issued an additional $500 million under the Rural Economic Development Loan and Grant (“REDLG”) program during the six months ended November 30, 2008.

Total equity decreased $302 million from May 31, 2008 to November 30, 2008 primarily due to the board authorized patronage capital retirement totaling $85 million and the net loss of $215 million for the six months ended November 30, 2008.  The Company's reported equity balance fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of the Company’s derivative instruments.  The fair values of these derivative instruments are very sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in the Company's reported equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash effects of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and SFAS 52, Foreign Currency Translation (“SFAS 52”).

Liquidity
During the six months ended November 30, 2008, there have been significant disruptions in the capital markets resulting in limited investor demand for corporate debt and a significant decrease in the investor demand for commercial paper investments.  In September 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

During the six months ended November 30, 2008, the Company faced issues with the short-term funding.  Starting with the LBHI bankruptcy and through the latter part of November 2008, there was little investor demand for commercial paper with maturities of more than two weeks.  The majority of the investor demand for commercial paper was for maturities of one week or less and the rates required to place such investments was at significantly higher than normal spreads over the federal funds rate.  As a result, the Company had large volumes of commercial paper to roll over on certain days during this period.

On October 7, 2008, the Company was uncertain of its ability to issue the required amount of commercial paper and thus drew down $418.5 million on its bank lines.  Lehman Brothers Bank, FSB (“LBB”), a subsidiary of LBHI, is a participant for up to $239 million of National Rural’s revolving credit facilities and did not fund its portion of the draw.  As a result, the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facility will be adequate to fund its operations in the near term.

As part of the effort to support the capital markets, on October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”), to provide a source of liquidity to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers.  During the last half of November 2008, investors began to accept longer maturities, which relieved the strain of rolling over large volumes of commercial paper investments on a daily basis.  In addition, on days where there was no investor demand for longer maturities, the Company was able to issue commercial paper with 90-day maturities through the CPFF.  At November 30, 2008, the Company had issued a total of $1.017 billion of commercial paper through the CPFF program.  The Company repaid the $418.5 million borrowed under its revolving line of credit on November 13, 2008.

After the LBHI bankruptcy, there was limited demand in the capital markets for corporate debt.  As a result, companies experienced difficulty issuing long-term debt, and for the companies that were able to issue long-term debt, the interest rate on the debt included historically high spreads over comparable treasuries.  In September 2008, the Company received an additional allocation of and advanced $500 million under the REDLG program.  The amounts advanced under the REDLG program carry an interest rate of 57.5 basis points above the comparable treasury rate, making it attractively priced funding compared to other sources at this time.  In October 2008, the Company was able to issue $1 billion of long-term debt to refinance maturing long-term debt and meet member loan demand, but the ten-year collateral trust bonds were issued with an interest rate of 10.375 percent.  This represented a significant increase in the credit spread over treasury rates compared to the $900 million five-year collateral trust bonds issued at a rate of 5.50 percent in June 2008.  In December 2008, the Company issued a total of $230 million of five-year notes under the program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) at a blended interest rate of 4.745 percent.

The high cost of the $1 billion collateral trust bonds did not have a significant effect on funding cost for the six months ended November 30, 2008, as it was only outstanding for about a month and a half during the period and the impact was offset slightly by the lower cost on the $500 million REDLG advance in September 2008.  The impact of this higher cost debt on future periods is mitigated by the fact that the $1 billion represents only 5 percent of the total debt outstanding, the lower cost REDLG and Farmer Mac debt issuance and by the fact that by November 30, 2008, the spread for LIBOR rates over the federal funds rate decreased significantly from the extremely high spreads experienced in September and October of 2008.  In addition, subsequent to the end of the quarter, the Federal Reserve lowered its target federal funds rate to a range of 0 percent to 0.25 percent, which will likely result in lower interest rates on all variable rate debt and commercial paper funding.

As a result of the bankruptcy filing of LBHI, National Rural terminated interest rate swaps with Lehman Brothers Special Financing (“LBSF”) as counterparty (with an LBHI guarantee) on September 26, 2008.  The payment due to National Rural from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural has a claim of $26 million on the assets of both LBHI and LBSF.  National Rural used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

At November 30, 2008, the Company had $3,403 million of commercial paper, daily liquidity fund and bank bid notes and $2,308 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next 12 months.  Members held commercial paper (including the daily liquidity fund) totaling $1,650 million or approximately 51 percent of the total commercial paper and daily liquidity fund outstanding at November 30, 2008.  Commercial paper issued through dealers and bank bid notes totaled $1,745 million and represented 9 percent of total debt outstanding at November 30, 2008.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2009.  During the next 12 months, the Company plans to replace the maturing $2,308 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

At November 30, 2008 and May 31, 2008, the Company was the guarantor and liquidity provider for $601 million and $330 million, respectively of tax-exempt bonds issued for its member cooperatives.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $35 million and $155 million of tax-exempt bonds that were in the auction rate mode at November 30, 2008 and May 31, 2008, respectively.

During the six months ended November 30, 2008, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company is required to hold the bonds until the remarketing agent is able to place them with third-party investors.  At November 30, 2008, the Company was holding a total of $12 million of these bonds, which were recorded as investments in trading securities.

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for both interim and annual reporting periods beginning after November 15, 2008.  The Company’s adoption of SFAS 161 on December 1, 2008 will not have an impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position ("FSP") SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP 140-4 and FIN 46(R)-8").  FSP 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008.   The Company's adoption of FSP 140-4 and FIN 46(R)-8 for the quarter ended February 28, 2009 will not have a material impact on the Company's financial position or results of operations.

Results of Operations
Six Months Ended November 30, 2008 versus November 30, 2007
The following table presents the results of operations for the six months ended November 30, 2008 versus 2007.

	For the six months ended November 30,		Increase/
(dollar amounts in thousands)	2008	2007	(Decrease)
Interest income	$535,560	$531,241	$4,319
Interest expense	(454,533)	(487,342)	32,809
Net interest income	81,027	43,899	37,128
(Provision for) recovery of loan losses	(136,992)	14,301	(151,293)
Net interest (loss) income after (provision for) recovery of loan losses	(55,965)	58,200	(114,165)

Non-interest income:
Rental and other income	622	703	(81)
Derivative cash settlements	12,934	19,836	(6,902)
Results of operations from foreclosed assets	2,457	3,816	(1,359)
Total non-interest income	16,013	24,355	(8,342)

Non-interest (expense) income:
Salaries and employee benefits	(19,763)	(17,651)	(2,112)
Other general and administrative expenses	(9,924)	(10,416)	492
(Provision for) recovery of guarantee liability	(4,981)	3,300	(8,281)
Market adjustment on foreclosed assets	(153)	-	(153)
Derivative forward value	(150,411)	(109,012)	(41,399)
Loss on sale of loans	-	(518)	518
Fair value adjustment on investments in trading securities	(101)	-	(101)
Total non-interest expense	(185,333)	(134,297)	(51,036)

Loss prior to income taxes and minority interest	(225,285)	(51,742)	(173,543)

Income tax benefit	7,160	4,011	3,149
Minority interest, net of income taxes	2,979	6,123	(3,144)
Net loss	$(215,146)	$(41,608)	$(173,538)

TIER (1)	-	-
Adjusted TIER (1) (2)	-	1.13
(1) For the six months ended November 30, 2008, the Company reported a net loss of $215 million and an adjusted net loss of $68 million, respectively.  For the six months ended November 30, 2007, the Company reported a net loss of $42 million.  Thus the TIER calculation for those periods results in a value below 1.00.
5(2) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following table summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the six months ended November 30,		Increase/
	2008	2007	(Decrease)
Interest income	5.53%	5.85%	(0.32)%
Interest expense	(4.69)	(5.37)	0.68
Net interest income	0.84	0.48	0.36
(Provision for) recovery of loan losses	(1.42)	0.16	(1.58)
Net interest (loss) income after (provision for) recovery of loan losses	(0.58)	0.64	(1.22)

Non-interest income:
Rental and other income	0.01	0.01	-
Derivative cash settlements	0.13	0.22	(0.09)
Results of operations of foreclosed assets	0.03	0.05	(0.02)
Total non-interest income	0.17	0.28	(0.11)

Non-interest (expense) income:
Salaries and employee benefits	(0.20)	(0.20)	-
Other general and administrative expenses	(0.11)	(0.11)	-
(Provision for) recovery of guarantee liability	(0.05)	0.03	(0.08)
Derivative forward value	(1.55)	(1.20)	(0.35)
Loss on sale of loans	-	(0.01)	0.01
Total non-interest expense	(1.91)	(1.49)	(0.42)
Loss prior to income taxes and minority interest	(2.32)	(0.57)	(1.75)
Income tax benefit	0.07	0.04	0.03
Minority interest, net of income taxes	0.03	0.07	(0.04)
Net loss	(2.22)%	(0.46)%	(1.76)%

Adjusted net interest income (1)	0.97%	0.70%	0.27%
Adjusted (loss) income prior to income taxes and minority interest (2)	(0.77)%	0.63%	(1.40)%
(1) Adjusted to include derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.
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

The following table also includes a breakout of the change to derivative cash settlements due to changes in the average notional amount of its derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements, in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in interest expense.

Rate Volume Variance Table
(Dollar amounts in millions)

For the six months ended November 30,
2008				2007			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income:
National Rural:	$17,200	$481	5.58%	$15,818	$466	5.87%	$40	$(25)	$15
RTFC	1,708	39	4.54	1,831	47	5.16	(3)	(5)	(8)
NCSC	425	15	7.18	462	18	7.80	(2)	(1)	(3)
Total	$19,333	$535	5.53	$18,111	$531	5.85	$35	$(31)	$4

Interest expense:
National Rural:	$17,200	$(407)	(4.72)%	$15,818	$(427)	(5.39)%	$(37)	$57	$20
RTFC	1,708	(36)	(4.26)	1,831	(44)	(4.85)	3	5	8
NCSC	425	(11)	(5.24)	462	(16)	(6.74)	2	3	5
Total	$19,333	$(454)	(4.69)	$18,111	$(487)	(5.37)	$(32)	$65	$33

Net interest income:
National Rural:	$17,200	$74	0.86%	$15,818	$39	0.48%	$3	$32	$35
RTFC	1,708	3	0.28	1,831	3	0.31	-	-	-
NCSC	425	4	1.94	462	2	1.06	-	2	2
Total	$19,333	$81	0.84	$18,111	$44	0.48	$3	$34	$37

Derivative cash settlements (3):
National Rural	$13,179	$15	0.23%	$12,786	$20	0.31%	$-	$(5)	$(5)
NCSC	195	(2)	(2.45)	208	-	-	-	(2)	(2)
Total	$13,374	$13	0.19	$12,994	$20	0.31	$-	$(7)	$(7)

Adjusted interest expense (4):
Total	$19,333	$(441)	(4.56)	$18,111	$(467)	(5.15)%	$(32)	$58	$26

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the six months ended November 30,
	2008		2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed rate loans (1)	$448,663		$429,743		$18,920
Interest on long-term variable rate loans (1)	33,649		47,239		(13,590)
Interest on short-term loans (1)	40,446		39,592		854
Total interest income on loans	522,758	5.39%	516,574	5.69%	6,184
Interest on investments (2)	3,625	0.04	4,836	0.06	(1,211)
Conversion fees (3)	3,239	0.03	3,509	0.03	(270)
Make-whole and prepayment fees (4)	867	0.01	1,754	0.02	(887)
Commitment and guarantee fees (5)	3,636	0.04	2,920	0.03	716
Other fees	1,435	0.02	1,648	0.02	(213)
Total interest income	$535,560	5.53%	$531,241	5.85%	$4,319

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

The $4 million or one percent increase in interest income for the six months ended November 30, 2008, as compared with the prior-year period was due to a $1,222 million or seven percent increase in average loan volume largely offset by a 32 basis point decline in the net yield earned on the portfolio due to lower variable interest rates.

For the six months ended November 30, 2008, the Company had a reduction to interest income of $28 million due to non-accrual loans compared with a reduction of $36 million for the prior-year period.  The effect on National Rural interest income of non-accrual loans was a reduction of $13 million for the six months ended November 30, 2008 as compared with $18 million for the comparable prior-year period.  RTFC interest income was reduced by $15 million for the six months ended November 30, 2008 as compared with $18 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the six months ended November 30,
	2008		2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense (1):
Commercial paper and bank bid notes	$40,076		$71,478		$(31,402)
Medium-term notes	161,513		166,867		(5,354)
Collateral trust bonds	130,955		128,755		2,200
Subordinated deferrable debt	9,831		9,831		-
Subordinated certificates	25,248		24,154		1,094
Long-term private debt	70,130		65,743		4,387
Total interest expense on debt	437,753	4.52%	466,828	5.14%	(29,075)
Debt issuance costs (2)	4,526	0.05	5,297	0.06	(771)
Commitment and guarantee fees (3)	10,013	0.10	8,675	0.09	1,338
Loss on extinguishment of debt (4)	-	-	5,509	0.07	(5,509)
Other fees	2,241	0.02	1,033	0.01	1,208
Total interest expense	$454,533	4.69%	$487,342	5.37%	$(32,809)
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuances, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper which are recognized as incurred.
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

The $33 million or seven percent decline in total interest expense for the six months ended November 30, 2008 compared with the prior-year period was due to a 68 basis point decline in the overall cost of the Company’s debt which was partly offset by an increase in interest expense due to a higher level of debt outstanding to fund loan growth.  The decline in debt costs was primarily attributable to a decline in the cost of the Company’s short-term and variable rate debt as a result of a lower interest rate environment compared with the prior-year period as evidenced by the 350 basis point decrease in the federal funds rate from the rate in effect at November 30, 2007.  The high level of debt outstanding included two advances for $500 million each under the REDLG program in August 2007 and September 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $441 million for the six months ended November 30, 2008 compared with $467 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $37 million increase in net interest income for the six months ended November 30, 2008 compared with the prior-year period was due to the increase in average loan volume offset by additional debt required to fund those loans combined with the 68 basis point decline in the overall cost of debt offset by the 32 basis point decline in the yield of the Company’s loan portfolio.  The adjusted net interest income, which includes all derivative cash settlements, for the six months ended November 30, 2008 was $94 million, an increase of $30 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in determining its adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Loss
The Company recorded a loan loss provision of $137 million for the six months ended November 30, 2008, an increase of $151 million from the prior-year period.  The increase to the loan loss provision for the six months ended November 30, 2008 was primarily due to a reduction in the fair value of the collateral supporting the Company’s exposure to Innovative Communication Corporation (“ICC”).  See Non-performing Loans in the Financial Condition section for additional discussion regarding this and other non-performing loans.  The fair value of the collateral was affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral held by National Rural, which resulted in a compression of the earning multiple that potential buyers were willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies.  The combination of these two factors, which began to impact market values after the LBHI bankruptcy, resulted in a decrease to the market value of companies similar to the collateral supporting the Company’s impaired loans.  Additionally, the loan loss provision required for impaired loans increased due to higher variable rates from May 31, 2008 to November 30, 2008 partly offset by payments received on impaired loans.

Non-interest Income
Non-interest income decreased by $8 million for the six months ended November 30, 2008 compared with the prior-year period primarily due to the decrease in cash settlements on derivative financial instruments.  The $7 million decrease in cash settlements resulted from lower short-term interest rates during the six months ended November 30, 2008 compared with the six months ended November 30, 2007 as the Company received a variable rate on the majority of its derivative contracts during both periods.  The decrease in cash settlements was partly offset by income recorded of $7 million representing the estimated recovery for the $26 million due to National Rural as a result of terminating interest rate swaps with LBSF.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

Non-interest Expense
Non-interest expense increased by $51 million for the six months ended November 30, 2008 compared with the prior-year period primarily due to the $41 million increase in the derivative forward value expense as a result of the lower interest rate environment, which had a negative impact on the value of the Company’s interest rate swaps.  Additionally, the Company recorded a $5 million provision for guarantee liability for the six months ended November 30, 2008 compared with a $3 million recovery of guarantee liability for the six months ended November 30, 2007.  The increase to the provision for guarantee liability during the six months ended November 30, 2008 was primarily due to the $202 million increase in guarantees outstanding.

Minority Interest
During the six months ended November 30, 2008, NCSC’s net loss exceeded its equity balance by $8.8 million, primarily due to NCSC’s $19 million in derivative forward value losses during the period.  In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, National Rural is required to absorb the $8.8 million excess NCSC loss.  Minority interest for the six months ended November 30, 2008 represents $0.2 million of year-to-date RTFC net loss and $2.8 million of the $11.6 million year-to-date NCSC net loss.  Minority interest for the six months ended November 30, 2007 represents the total year-to-date RTFC and NCSC net income since NCSC losses did not exceed its equity during that period.

Net Loss
The change in the items described above resulted in an increase in net loss of $173 million for the six months ended November 30, 2008 from the comparable prior-year period.  The adjusted net loss, which excludes the effect of the derivative forward value and adds back minority interest, was $68 million, compared with an adjusted net income of $61 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended November 30, 2008 versus November 30, 2007
The following table presents the results of operations for the three months ended November 30, 2008 versus 2007.

	For the three months ended November 30,		Increase/
(Dollar amounts in thousands)	2008	2007	(Decrease)
Interest income	$269,042	$263,287	$5,755
Interest expense	(234,224)	(240,017)	5,793
Net interest income	34,818	23,270	11,548
(Provision for) recovery of loan losses	(126,311)	14,301	(140,612)
Net interest (loss) income after (provision for) recovery of loan losses	(91,493)	37,571	(129,064)

Non-interest income:
Rental and other income	441	352	89
Derivative cash settlements	12,503	11,507	996
Results of operations of foreclosed assets	1,211	1,856	(645)
Total non-interest income	14,155	13,715	440

Non-interest (expense) income:
Salaries and employee benefits	(9,912)	(8,828)	(1,084)
Other general and administrative expenses	(5,182)	(5,929)	747
(Provision for) recovery of guarantee liability	(5,686)	1,200	(6,886)
Derivative forward value	(139,383)	(75,412)	(63,971)
Market adjustment on foreclosed assets	(153)	-	(153)
Fair value adjustment on investments in trading securities	(101)	-	(101)
Total non-interest expense	(160,417)	(88,969)	(71,448)

Loss prior to income taxes and minority interest	(237,755)	(37,683)	(200,072)

Income tax benefit	6,400	2,912	3,488
Minority interest, net of income taxes	1,738	4,545	(2,807)
Net loss	$(229,617)	$(30,226)	$(199,391)

TIER (1)	-	-
Adjusted TIER (1) (2)	-	1.18
(1) For the three months ended November 30, 2008 and 2007, the Company reported a net loss of $230 million and $30 million, respectively.  For the three months ended November 30, 2008, the Company reported an adjusted net loss of $92 million.  Thus the TIER calculation for those periods results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following table summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended November 30,		Increase/
	2008	2007	(Decrease)
Interest income	5.54%	5.83%	(0.29)
Interest expense	(4.82)	(5.32)	0.50
Net interest income	0.72	0.51	0.21
(Provision for) recovery of loan losses	(2.60)	0.31	(2.91)
Net interest (loss) income after (provision for) recovery of loan losses	(1.88)	0.82	(2.70)

Non-interest income:
Rental and other income	0.01	0.02	(0.01)
Derivative cash settlements	0.26	0.27	(0.01)
Results of operations of foreclosed assets	0.02	0.04	(0.02)
Total non-interest income	0.29	0.33	(0.04)

Non-interest (expense) income:
Salaries and employee benefits	(0.20)	(0.20)	-
Other general and administrative expenses	(0.11)	(0.13)	0.02
(Provision for) recovery of guarantee liability	(0.12)	0.02	(0.14)
Derivative forward value	(2.87)	(1.69)	(1.18)
Total non-interest expense	(3.30)	(2.00)	(1.30)

Loss prior to income taxes and minority interest	(4.89)	(0.85)	(4.04)

Income tax benefit	0.13	0.07	0.06
Minority interest, net of income taxes	0.04	0.11	(0.07)
Net loss	(4.72)%	(0.67)%	(4.05)

Adjusted net interest income (1)	0.98%	0.78%	0.20
Adjusted (loss) income prior to income taxes and minority interest (2)	(2.02)%	0.84%	(2.86)
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

Rate Volume Variance Table
(Dollar amounts in millions)

	For the three months ended November 30,
	2008			2007			Change due to
	Average Loan Balance	Income / (Cost)	Rate	Average Loan Balance	Income / (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income:
National Rural	$17,357	$242	5.59%	$15,816	$231	5.86%	$22	$(11)	$11
RTFC	1,705	19	4.54	1,806	23	5.18	(1)	(3)	(4)
NCSC	434	8	7.17	463	9	7.77	(1)	-	(1)
Total	$19,496	$269	5.54	$18,085	$263	5.83	$20	$(14)	$6

Interest expense:
National Rural	$17,357	$(210)	(4.85)%	$15,816	$(210)	(5.34)%	$(20)	$20	$-
RTFC	1,705	(18)	(4.28)	1,806	(22)	(4.87)	1	3	4
NCSC	434	(6)	(5.62)	463	(8)	(6.67)	1	1	2
Total	$19,496	$(234)	(4.82)	$18,085	$(240)	(5.32)	$(18)	$24	$6

Net interest income:
National Rural	$17,357	$32	0.74%	$15,816	$21	0.52%	$2	$9	$11
RTFC	1,705	1	0.26	1,806	1	0.31	-	-	-
NCSC	434	2	1.55	463	1	1.10	-	1	1
Total	$19,496	$35	0.72	$18,085	$23	0.51	$2	$10	$12

Derivative cash settlements (3):
National Rural	$12,872	$14	0.43%	$13,152	$12	0.35%	$-	$2	$2
NCSC	195	(1)	(2.48)	205	-	-	-	(1)	(1)
Total	$13,067	$13	0.38	$13,357	$12	0.35	$-	$1	$1

Adjusted interest expense (4):
Total	$19,496	$(221)	(4.56)%	$18,085	$(228)	(5.05)%	$(18)	$25	$7
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
(4) See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include the derivative cash settlements in its interest expense.

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended November 30,
	2008		2007		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest on long-term fixed rate loans (1)	$224,261		$215,183		$9,078
Interest on long-term variable rate loans (1)	18,469		22,690		(4,221)
Interest on short-term loans (1)	20,942		19,244		1,698
Total interest income on loans	263,672	5.43%	257,117	5.71%	6,555
Interest on investments (2)	1,444	0.03	1,900	0.04	(456)
Conversion fees (3)	1,536	0.03	1,735	0.04	(199)
Make-whole and prepayment fees (4)	40	-	65	-	(25)
Commitment and guarantee fees (5)	1,767	0.04	1,385	0.02	382
Other fees	583	0.01	1,085	0.02	(502)
Total interest income	$269,042	5.54%	$263,287	5.83%	$5,755
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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a pro-rata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a pro rata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $6 million or two percent increase in interest income for the three months ended November 30, 2008, as compared with the prior-year period was due to a $1,411 million, or eight percent, increase in average loan volume offset by a 29 basis point decline in the net yield earned due to lower variable interest rates.

For the three months ended November 30, 2008, the Company had a reduction to interest income of $14 million due to non-accrual loans compared with a reduction of $17 million for the prior-year period.  The effect on National Rural interest income of non-accrual loans was a reduction of $7 million for the three months ended November 30, 2008 as compared with $8 million for the comparable prior-year period.  RTFC interest income was reduced by $7 million for the three months ended November 30, 2008 as compared with $9 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the three months ended November 30,
	2008		2007
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest expense (1):
Commercial paper and bid notes	$23,638		$33,192		$(9,554)
Medium-term notes	81,055		83,681		(2,626)
Collateral trust bonds	68,035		63,405		4,630
Subordinated deferrable debt	4,915		4,916		(1)
Subordinated certificates	12,831		12,030		801
Long-term private debt	34,534		34,960		(426)
Total interest expense on debt	225,008	4.63%	232,184	5.14%	(7,176)
Debt issuance costs (2)	2,391	0.05	2,767	0.07	(376)
Commitment and guarantee fees (3)	5,246	0.11	4,605	0.11	641
Other fees	1,579	0.03	461	-	1,118
Total interest expense	$234,224	4.82%	$240,017	5.32%	$(5,793)
(1) Represents interest expense and the amortization of discounts on debts.
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

The $6 million or two percent decline in total interest expense for the three months ended November 30, 2008 compared with the prior-year period was due to a 50 basis point decline in the overall cost of the Company’s debt which was partly offset by an increase in interest expense due to a higher level of debt outstanding to fund loan growth.  The decline in debt costs was primarily attributable to a decline in the cost of the Company’s short-term and variable rate debt as a result of a lower interest rate environment compared with the prior-year period as indicated by the 350 basis point decrease in the federal funds rate from the rate in effect at November 30, 2007.  The high level of debt outstanding included amounts borrowed under the REDLG program, notes payable issued to Farmer Mac and new issuances of collateral trust bonds since November 30, 2007.

The adjusted interest expense, which includes all derivative cash settlements, was $221 million for the three months ended November 30, 2008 compared with $228 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The $12 million increase in net interest income for the three months ended November 30, 2008 compared with the prior-year period was due to the increase in average loan volume offset by additional debt required to fund those loans combined with the 50 basis point decline in the overall cost of debt offset by the 29 basis point decline in the yield of the Company’s loan portfolio.  The adjusted net interest income, which includes all derivative cash settlements, for the three months ended November 30, 2008 was $48 million, an increase of $13 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in determining its adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses
The Company recorded a loan loss provision of $126 million for the three months ended November 30, 2008, an increase of $141 million from the prior-year period.  The increase to the loan loss provision for the three months ended November 30, 2008 was primarily due to a reduction in the fair value of the collateral supporting the Company’s exposure to ICC.  See Non-performing Loans in the Financial Condition section for additional discussion regarding this and other non-performing loans.  The fair value of the collateral was affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral held by National Rural, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies.  The combination of these two factors, which began to impact market values after the LBHI bankruptcy, resulted in a decrease to the market value of companies similar to the collateral supporting the Company’s impaired loans.  Additionally, the loan loss provision required for impaired loans increased due to higher variable rates from September 1, 2008 to November 30, 2008 partly offset by payments received on impaired loans.

Non-interest Income
Non-interest income for the three months ended November 30, 2008 was consistent with the prior-year period.  During the three months ended November 30, 2008, the Company recorded $7 million of cash settlements income representing the estimated recovery for the $26 million due to National Rural as a result of terminating interest rate swaps with LBSF.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.  The cash settlements income was mostly offset by the decrease in cash settlements as a result of lower short-term interest rates during the three months ended November 30, 2008 compared with the three months ended November 30, 2007 as the Company received a variable rate on the majority of its derivative contracts during both periods.

Non-interest Expense
Non-interest expense increased by $71 million for the three months ended November 30, 2008 compared with the prior-year period primarily due to the $64 million increase in the derivative forward value expense as a result of the lower interest rate environment, which had a negative impact on the value of the Company’s interest rate swaps.  Additionally, the Company recorded a $6 million provision for guarantee liability for the three months ended November 30, 2008 compared with a $1 million recovery of guarantee liability for the three months ended November 30, 2007.  The increase to the provision for guarantee liability during the three months ended November 30, 2008 was primarily due to the $206 million increase in guarantees outstanding.

Minority Interest
During the three months ended November 30, 2008, NCSC’s net loss exceeded its equity balance by $8.8 million, primarily due to NCSC’s $16 million in derivative forward value losses during the period.  In accordance with ARB 51, National Rural is required to absorb the $8.8 million excess NCSC loss.  Minority interest for the three months ended November 30, 2008 represents $0.2 million of RTFC net loss and $1.5 million of the $10.3 million NCSC net loss for the period.  Minority interest for the three months ended November 30, 2007 represents the total year-to-date RTFC and NCSC net income since NCSC losses did not exceed its equity during that period.

Net Loss
The change in the items described above resulted in an increase in net loss of $199 million for the three months ended November 30, 2008 from the comparable prior-year period.  The adjusted net loss, which excludes the impact of the derivative forward value and adds back minority interest, was $92 million, compared with an adjusted net income of $41 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following table provides the calculation of the ratio of earnings to fixed charges.  The ratio of earnings to fixed charges is the same calculation as TIER.  See Results of Operations for a discussion of TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended November 30,		Six months ended November 30,
(Dollar amounts in thousands)	2008	2007	2008	2007
Loss prior to cumulative effect of
change in accounting principle	$(229,617)	$(30,226)	$(215,146)	$(41,608)
Add: fixed charges	234,224	240,017	454,533	487,342

Earnings available for fixed charges	$4,607	$209,791	$239,387	$445,734

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$234,224	$240,017	$454,533	$487,342
Ratio of earnings to fixed charges (1)	-	-	-	-
(1) For the three and six months ended November 30, 2008, earnings were insufficient to cover fixed charges by $230 million and $215 million, respectively. For the three and six months ended November 30, 2007, earnings were insufficient to cover fixed charges by $30 million and $42 million, respectively.

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	November 30, 2008		May 31, 2008		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,406,183	79%	$15,418,662	81%	$(12,479)
Long-term variable rate loans	2,156,714	11	1,918,216	10	238,498
Total long-term loans	17,562,897	90	17,336,878	91	226,019
Short-term loans (2)	2,000,645	10	1,690,117	9	310,528
Total loans	$19,563,542	100%	$19,026,995	100%	$536,547

					Increase/
(dollar amounts in thousands)	November 30, 2008		May 31, 2008		(Decrease)
Loans by segment:
National Rural:
Distribution	$13,736,544	70%	$13,438,370	71%	$298,174
Power supply	3,572,555	18	3,339,112	17	233,443
Statewide and associate	110,032	1	108,925	1	1,107
National Rural total	17,419,131	89	16,886,407	89	532,724
RTFC	1,697,907	9	1,726,514	9	(28,607)
NCSC	446,504	2	414,074	2	32,430
Total	$19,563,542	100%	$19,026,995	100%	$536,547
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by three percent for the six months ended November 30, 2008.  The primary reasons for the National Rural loan growth were an increase in RUS note buyouts, funding of capital expenditures, bridge financing to fund projects prior to receipt of RUS funding and funding for renewable energy projects.

Loans that converted from a fixed rate to a variable rate totaled $115 million, which was partially offset by loans converting from a variable rate to a fixed rate for the six months ended November 30, 2008 totaling $102 million.  For the six months ended November 30, 2007, loans converting from a fixed rate to a variable rate totaled $62 million, which was more than offset by $128 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	November 30, 2008		May 31, 2008		Increase/ (Decrease)
National Rural:
Distribution	$13,961,730	67%	$13,622,829	68%	$338,901
Power supply	4,500,596	22	4,125,567	20	375,029
Statewide and associate	130,520	1	131,710	1	(1,190)
National Rural total	18,592,846	90	17,880,106	89	712,740
RTFC	1,698,407	8	1,726,774	9	(28,367)
NCSC	511,442	2	457,255	2	54,187
Total	$20,802,695	100%	$20,064,135	100%	$738,560

The following table summarizes the RTFC segment loans and guarantees outstanding:

(dollar amounts in thousands)	November 30, 2008		May 31, 2008		Increase/ (Decrease)
Rural local exchange carriers	$1,493,987	88%	$1,518,197	88%	$(24,210)
Cable television providers	152,934	9	153,539	9	(605)
Fiber optic network providers	11,167	1	16,884	1	(5,717)
Competitive local exchange carriers	36,312	2	29,871	2	6,441
Wireless providers	4,007	-	4,579	-	(572)
Other	-	-	3,704	-	(3,704)
Total	$1,698,407	100%	$1,726,774	100%	$(28,367)

The Company's members are widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia and two U.S. territories.  At November 30, 2008 and May 31, 2008, loans and guarantees outstanding to members in any one state or territory did not exceed 17 percent of total loans and guarantees outstanding.

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

At November 30, 2008 and May 31, 2008, the total exposure outstanding to any one borrower or controlled group did not exceed 2.7 percent of total loans and guarantees outstanding.  At November 30, 2008, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system. At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system.  Over the past five years, the Company has reduced its single obligor concentrations in the telecommunications portfolio resulting in outstanding loans at November 30, 2008 averaging $10 million per active, performing telecommunications borrower.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	November 30, 2008		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,393,606		$3,395,865		$(2,259)
Guarantees	367,750		164,740		203,010
Total credit exposure to ten largest borrowers	$3,761,356	18%	$3,560,605	18%	$200,751

Total by segment:
National Rural	$3,243,794		$3,043,905		$199,889
RTFC	485,362		491,700		(6,338)
NCSC	32,200		25,000		7,200
Total credit exposure to ten largest borrowers	$3,761,356	18%	$3,560,605	18%	$200,751

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

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	November 30, 2008		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,516,470		$2,150,739		$365,731
Guarantees	283,836		235,816		48,020
Total unsecured credit exposure	$2,800,306	13%	$2,386,555	11%	$413,751

Total by segment:
National Rural	$2,511,667		$2,100,676		$410,991
RTFC	229,060		229,287		(227)
NCSC	59,579		56,592		2,987
Total unsecured credit exposure	$2,800,306	13%	$2,386,555	11%	$413,751

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  In certain circumstances, a performing restructured loan can also remain on non-accrual status (see Restructured Loans).  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At November 30, 2008 and May 31, 2008, the Company had non-performing loans outstanding in the amount of $493 million and $507 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At November 30, 2008 and May 31, 2008, non-performing loans include $485 million and $492 million, respectively, to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

In February 2006, involuntary bankruptcy petitions were filed against Prosser, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC"); and on April 26, 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural thereby resolving all the loan related litigation in RTFC’s favor.  Prosser and related parties continue to assert claims in proceedings against National Rural and certain of its officers and directors and other parties.

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

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed Stan Springel as its trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition, including property in Prosser’s possession or control, and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  Certain assets have been sold, including certain foreign companies, aircraft, and real estate.  The principal assets in the U.S. Virgin Islands, including Vitelco, are scheduled to be auctioned in February 2009.

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13, Restructured/Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at November 30, 2008.

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

At November 30, 2008 and May 31, 2008, restructured loans totaled $562 million and $577 million, respectively.  A total of $505 million and $519 million of restructured loans were on non-accrual status at November 30, 2008 and May 31, 2008, respectively.  At November 30, 2007, $532 million of restructured loans were on non-accrual status.

At November 30, 2008 and May 31, 2008, the Company had $505 million and $519 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at November 30, 2008 and May 31, 2008.  Total loans to CoServ at November 30, 2008 and May 31, 2008 represented 2.5 percent and 2.7 percent of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under the facility, advances are limited to $46 million per year.  Thus, as of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $415 million plus an interest payment true up on or after December 13, 2007 and for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at November 30, 2008.

At November 30, 2008 and May 31, 2008, National Rural had a total of $52 million in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at November 30, 2008.  All loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at November 30, 2008.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted quarterly based on the most current information available. At November 30, 2008 and May 31, 2008, the Company had impaired loans totaling $1,050 million and $1,078 million, respectively.  At November 30, 2008 and May 31, 2008, National Rural had specifically reserved $446 million and $331 million, respectively, to cover impaired loans.

The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	November 30, 2008	May 31, 2008
Non-performing loans	$493,024	$506,864
Percent of loans outstanding	2.52%	2.67%
Percent of loans and guarantees outstanding	2.37	2.52

Restructured loans	$562,329	$577,111
Percent of loans outstanding	2.87%	3.03%
Percent of loans and guarantees outstanding	2.70	2.88

Total non-performing and restructured loans	$1,055,353	$1,083,975
Percent of loans outstanding	5.39%	5.70%
Percent of loans and guarantees outstanding	5.07	5.40

Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio.  The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, deserve current recognition in estimating loan losses.  The Company reviews and adjusts the allowance quarterly to cover estimated probable losses in the portfolio.

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

Activity in the allowance for loan losses is summarized below:

	For the six months ended and as of		For the year ended and as of
(dollar amounts in thousands)	November 30, 2008	November 30, 2007	May 31, 2008
Beginning balance	$514,906	$561,663	$561,663
Provision for (recovery of) loan losses	136,992	(14,301)	(30,262)
Net charge-offs	(2,952)	(16,560)	(16,495)
Ending balance	$648,946	$530,802	$514,906
`
Loan loss allowance by segment:
National Rural	$648,755	$530,313	$514,626
NCSC	191	489	280
Total	$648,946	$530,802	$514,906

As a percentage of total loans outstanding	3.32%	2.91%	2.71%
As a percentage of total non-performing loans outstanding	131.63	105.57	101.59
As a percentage of total restructured loans outstanding	115.40	89.85	89.22

In late November 2008, the Company engaged an outside consultant to renew the valuation of ICC that had been performed during the summer of 2008.  The update of the appraisal of ICC assets was triggered by the changing economic conditions that occurred during the Company’s second quarter of fiscal year 2009, especially the tightening of the credit markets, coupled with indicators the Company was receiving from potential third parties investors responding to the upcoming auction of the ICC assets.  As a result of this new information, the Company recorded an addition to the provision for loan losses of $114 million during the three months ended November 30, 3008.  The Company believes that, as a result of this additional provision for losses, it is adequately reserved against losses associated with ICC at November 30, 2008.  The remaining increase in the loan loss provision for the six months ended November 30, 2008 was primarily due to additional loan loss provision required for impaired loans due to higher variable rates partly offset by payments received on impaired loans.

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following table provides a breakout of debt outstanding:
(dollar amounts in thousands)	November 30, 2008	May 31, 2008	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$3,223,535	$3,050,264	$173,271
Bank bid notes	180,000	100,000	80,000
Long-term debt with remaining maturities less than one year	2,307,640	3,177,189	(869,549)
Total short-term debt	5,711,175	6,327,453	(616,278)
Long-term debt:
Collateral trust bonds	5,173,129	2,886,580	2,286,549
Notes payable	3,456,551	2,956,403	500,148
Medium-term notes	2,971,241	4,330,604	(1,359,363)
Total long-term debt	11,600,921	10,173,587	1,427,334
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	649,465	649,465	-
Loan certificates	683,000	654,047	28,953
Guarantee certificates	132,112	103,267	28,845
Total members' subordinated certificates	1,464,577	1,406,779	57,798
Total debt outstanding	$19,088,113	$18,219,259	$868,854

Percentage of fixed rate debt (2)	83%	82%
Percentage of variable rate debt (3)	17	18
Percentage of long-term debt	70	65
Percentage of short-term debt	30	35
(1) Includes $339 million and $251 million related to the daily liquidity fund at November 30, 2008 and May 31, 2008, respectively.
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

Total debt outstanding at November 30, 2008 increased compared with May 31, 2008 to fund the $537 million increase to loans outstanding and to prefund debt maturing in December 2008.  Approximately $2,547 million of collateral trust bonds, medium-term notes, and secured notes payable matured during the six months ended November 30, 2008.  The maturing debt was replaced with $2,800 million of new debt issued during the period.  The Company issued $900 million of 5.50 percent collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010 in June 2008.  In addition, the Company issued $1 billion of 10.375 percent collateral trust bonds due 2018 in October 2008.  In September 2008, the Company received $500 million in additional funding from the FFB under a loan facility with a guarantee of repayment by the RUS as part of the REDLG program.  The $500 million advance has a 2028 maturity date.

At November 30, 2008 and May 31, 2008, there was no foreign denominated debt outstanding.

The increase to members' subordinated certificates of $58 million for the six months ended November 30, 2008 was primarily due to $75 million of new loan certificates related to the increase in loans outstanding partially offset by loan prepayments, normal amortization and maturities.

Minority Interest
At November 30, 2008 and May 31, 2008, the Company reported minority interests of $11 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the six months ended November 30, 2008, NCSC’s net loss of $11.6 million exceeded its equity balance by $8.8 million, which eliminated the minority interest equity in NCSC.  In accordance with ARB 51, National Rural is required to absorb the $8.8 million NCSC excess loss.  NCSC’s losses during the six months ended November 30, 2008 were primarily due to its $19 million derivative forward value losses.

NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

Equity
The following table provides a breakout of the equity balances:

(in thousands)	November 30, 2008	May 31, 2008	Increase/ (Decrease)
Membership fees	$993	$993	$-
Education fund	871	1,484	(613)
Members' capital reserve	187,099	187,409	(310)
Allocated net income	338,105	423,249	(85,144)
Unallocated net loss (1)	(83,365)	(53)	(83,312)
Total members' equity	443,703	613,082	(169,379)
Prior years’ cumulative derivative forward
value and foreign currency adjustments	44,056	131,551	(87,495)
Year-to-date derivative forward value loss (2)	(131,834)	(87,495)	(44,339)
Total retained equity	355,925	657,138	(301,213)
Accumulated other comprehensive income	8,428	8,827	(399)
Total equity	$364,353	$665,965	$(301,612)
(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated net loss at November 30, 2008 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $8.8 million.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

To become a member, applicants are required to pay a one-time fee. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash impacts of SFAS 133 and SFAS 52.  National Rural allocates a small portion, less than one percent, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At November 30, 2008, total equity decreased by $302 million from May 31, 2008 due to the board authorized patronage capital retirement and the net loss of $215 million.  In July 2008, National Rural's board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70 percent of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was paid to members in October 2008.

Contractual Obligations
The following table summarizes the long-term contractual obligations at November 30, 2008 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2009	2010	2011	2012	2013	Years	Total
Long-term debt due in less than one year	$503	$1,805	$-	$-	$-	$-	$2,308
Long-term debt	-	372	1,025	2,064	441	7,699	11,601
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	7	39	19	26	18	1,102	1,211
Operating leases (2)	2	4	1	-	-	-	7
Contractual interest on long-term debt (3)	407	731	661	621	534	4,975	7,929
Total contractual obligations	$919	$2,951	$1,706	$2,711	$993	$14,087	$23,367

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
(3) Represents the interest obligation on the Company's debt based on terms and conditions at November 30, 2008.

Off-Balance Sheet Obligations
Guarantees
The following table provides a breakout of guarantees outstanding by type and by segment:

	November 30,	May 31,	Increase/
(in thousands)	2008	2008	(Decrease)
Total by type:
Long-term tax-exempt bonds	$640,255	$498,495	$141,760
Indemnifications of tax benefit transfers	89,048	94,821	(5,773)
Letters of credit	409,637	343,424	66,213
Other guarantees	100,213	100,400	(187)
Total	$1,239,153	$1,037,140	$202,013

Total by segment:
National Rural	$1,173,715	$993,699	$180,016
RTFC	500	260	240
NCSC	64,938	43,181	21,757
Total	$1,239,153	$1,037,140	$202,013

The increase in total guarantees during the six months ended November 30, 2008 is primarily due to the increase in guarantees for long-term tax-exempt bonds and letters of credit.  The Company entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds offset by $22 million of redemptions and normal amortization and $12 million of tax-exempt bonds purchased by the Company as liquidity provider and recorded as a trading security on the consolidated balance sheet at November 30, 2008.

At November 30, 2008 and May 31, 2008, the Company had recorded a guarantee liability totaling $33 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at November 30, 2008 and the related principal amortization and maturities by fiscal year.

(in thousands)		Principal Amortization and Maturities
	Outstanding						Remaining
	Balance	2009	2010	2011	2012	2013	Years
Guarantees (1)	$1,239,153	$65,204	$289,153	$173,260	$61,717	$108,385	$541,434
(1) On a total of $601 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At November 30, 2008, the Company had unadvanced loan commitments totaling $13,759 million, an increase of $185 million compared with the balance of $13,574 million at May 31, 2008.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  Substantially all credit commitments for long-term loans are conditioned on the absence of any material adverse change with respect to the borrower’s financial condition.  Therefore, for a borrower to qualify for the advance of long-term funds, the Company must be satisfied that there has been no material adverse change since the loan was approved based on National Rural's credit underwriting policy at the time the advance is approved.  The Company offers lines of credit loans that may or may not contain a material adverse change condition.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, the Company does not anticipate funding most of these commitments.  Approximately 55 percent and 56 percent, respectively, of the outstanding commitments at November 30, 2008 and May 31, 2008 were for short-term and line of credit loans.   Based on the conditions to the advance of funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.  Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at November 30, 2008 was 58.41, an increase from 29.64 at May 31, 2008.  The increase in the leverage ratio is due to an increase of $1,344 million in total liabilities, a decrease of $302 million in total equity and an increase of $202 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  The primary reason for the increase in total liabilities during the six months ended November 30, 2008 was to fund the $537 million increase to loans outstanding during the period and to prefund debt that is maturing in December 2008.

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine “adjusted equity.”  At November 30, 2008 and May 31, 2008, the adjusted leverage ratio was 8.37 and 7.50, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $867 million, a decrease of $115 million in adjusted equity, and an increase in guarantees of $202 million as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at November 30, 2008 was 55.01, an increase from 28.08 at May 31, 2008.  The increase in the debt to equity ratio is due to the decrease of $302 million in total equity and an increase of $1,344 million in total liabilities as discussed under the Liabilities, Minority Interest and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine adjusted equity.  At November 30, 2008 and May 31, 2008, the adjusted debt to equity ratio was 7.81 and 7.06, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to the decrease of $115 million in adjusted equity and an increase of $867 million in adjusted liabilities.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at November 30, 2008.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A+
Senior unsecured debt	A2	A	A
Subordinated deferrable debt	A3	BBB+	A-
Commercial paper	P-1	A-1	F1

Guarantees:
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

At November 30, 2008 and through the date of this filing, Moody's Investors Service and Fitch Ratings had the Company's ratings on stable outlook. At November 30, 2008, Standard & Poor’s Corporation had the Company’s ratings on positive outlook. On December 3, 2008, S&P revised the Company’s outlook to stable.

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

During September 2008 and through November 2008, the Company experienced periods in which access to both long-term funding and short-term funding was limited and the cost of such funding was at credit spreads higher than in prior periods.  After the bankruptcy of LBHI and its subsidiaries, the credit markets froze.  Investors were unwilling to take the risk of investing in corporate long-term debt without a significant premium and were unwilling to invest in commercial paper of even the rated companies with maturities longer than a week to ten days.  Refer to Liquidity under the Business Overview for additional details about the funding issues experienced by the Company during the quarter.

Sources of Liquidity
Capital Market Debt Issuance
The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.  The Company filed an automatic shelf registration statement for an unlimited amount of medium-term notes, member capital securities, and subordinated deferrable debt in November 2008.  Member capital securities are unsecured obligations of National Rural and subordinate to all existing and future senior indebtedness of National Rural and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but will rank pari passu to National Rural’s member subordinated certificates and unretired patronage capital.  As of November 30, 2008, National Rural had not issued any of these securities.  National Rural had issued $29 million of member capital securities as of January 7, 2009.

The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1 billion of medium-term notes in the Australian market.  At November 30, 2008, the Company did not have any debt outstanding under the European or Australian programs.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreements.  The Company also obtains short-term funding from the sale of floating rate demand notes to members under its daily liquidity fund program. The automatic shelf registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

In June 2008, the Company issued $900 million of 5.50 percent collateral trust bonds due 2013 and $400 million of floating rate collateral trust bonds due 2010.  In October 2008, the Company issued $1 billion of 10.375 percent collateral trust bonds due 2018.

Private Debt Issuance
Beginning in fiscal year 2006, the Company made use of two sources of private debt issuance.  In July 2005, the Company issued a total of $500 million of 4.656 percent notes to Farmer Mac which matured in July 2008.  In March 2008, the Company issued to Farmer Mac $400 million of floating rate debt due in 2013.  Notes payable issued to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  At November 30, 2008, the Company had $3.0 billion of notes payable outstanding under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, including $500 million in additional funding received from the FFB in September 2008.  The $500 million advance has a 2028 maturity date.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $1,020 million a year for fiscal years 2009 to 2013.  There has been significant prepayment activity over the past three fiscal years in the telecommunications loan programs.  The Company does not expect significant loan prepayments over the next few years.

Member Loan Interest Payments
For the six months ended November 30, 2008, interest income on the loan portfolio was $523 million, representing an average yield of 5.39 percent as compared with 5.69 percent for the six months ended November 30, 2007.  At November 30, 2008, 79 percent of total loans outstanding had a fixed rate of interest and 21 percent of loans outstanding had a variable rate of interest.  At November 30, 2008, a total of 5 percent of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:
(dollar amounts in thousands)	November 30, 2008 (3)	May 31, 2008	Termination Date	Facility fee per year (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Any amount outstanding under the agreement may be converted to a one-year term loan at the end of the revolving credit periods.  If converted to a term loan, the fee on the outstanding principal amount of the term loan is 0.10 of 1 percent per year.
(3) Amounts include LBB’s portion of the credit facility totaling $239 million allocated as follows: $76 million under the 5-year facility maturing 2012, $58 million under the 5-year facility maturing in 2011, and $105 million under the 364-day facility maturing in 2009.  The Company does not expect LBB to fund its portion of the credit facility according to the agreements.  See further discussion below.

Upfront fees of between three and five basis points were paid to the banks based on their commitment level to the five-year agreements in place at November 30, 2008.  These fees totaled approximately $1 million and will be amortized on a straight-line basis over the life of the agreements.  In addition, the Company paid $0.1 million in upfront fees to the banks for their commitment to the 364-day facility in place at November 30, 2008, which will be amortized on a straight-line basis over the life of the agreement.  Each agreement contains a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee must be paid on the outstanding balance.  The utilization fees are five basis points for all three agreements in place at November 30, 2008.

At November 30, 2008 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements in place at that time and there were no borrowings outstanding under such agreements.

LBB, a subsidiary of LBHI, which has filed a petition under Chapter 11 of the U.S. Bankruptcy Code, is a participant for up to $239 million of National Rural’s revolving credit facilities of which no amount has been advanced.  On October 7, 2008, the Company drew down $418.5 million from the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance.  LBB did not fund its portion of the draw.  As a result, the Company does not believe that LBB’s $239 million portion of the credit facility will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facility will be adequate to fund its operations in the near term.  The Company repaid the $418.5 million borrowed under its revolving credit facility on November 13, 2008. See the Financial Overview section for additional information.

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the six months ended November 30, 2008 and at or for the year ended May 31, 2008:

		Actual
	Requirement	November 30, 2008	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.05	1.16

Minimum adjusted TIER at prior fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	8.11	7.33
(1) The Company must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At both November 30, 2008 and May 31, 2008, members funded 20.3 percent of total assets.  Below is a table showing the components of member investments in the Company:

	November 30, 2008		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,649,654	51%	$1,526,559	50%	$123,095
Medium-term notes	579,359	11	392,739	8	186,620
Members' subordinated certificates	1,464,577	100	1,406,779	100	57,798
Members' equity (3)	443,703	100	613,082	100	(169,379)
Total	$4,137,293		$3,939,159		$198,134
Percentage of total assets	20.3%		20.3%
Percentage of total assets less derivative assets (3)	20.8%		20.6%

(1) Represents the percentage of each line item outstanding to the Company’s members.
(2) Includes $339 million and $251 million related to the daily liquidity fund at November 30, 2008 and May 31, 2008, respectively.
(3) See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The Company has viewed member commercial paper investments as a more stable source of funding for the Company than investor purchased commercial paper.  Member commercial paper investments have averaged $1,344 million outstanding since January 1, 2007.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to November 30, 2008.  At November 30, 2008, the Company had unadvanced loan commitments totaling $13,759 million.  The Company does not expect to advance the full amount of the unadvanced commitments at November 30, 2008.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 55 percent of the outstanding commitments at November 30, 2008 were for short-term or line of credit loans.

Interest Expense on Debt
For the six months ended November 30, 2008, interest expense on debt was $438 million and had at a weighted-average cost of 4.52 percent for the period compared with 5.14 percent for the six months ended November 30, 2007.  The decline in the cost of debt was the result of the overall lower interest rate environment’s effect on short-term and variable rate debt.  At November 30, 2008, a total of 83 percent of outstanding debt had a fixed interest rate and 17 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following November 30, 2008 and thereafter is as follows:

Amount
(in thousands)	Maturing (1)
2009	$510,281
2010	2,215,388
2011	1,044,802
2012	2,089,871
2013	458,700
Thereafter	9,112,426
Total	$15,431,468
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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed rate loans, the Company performs a monthly gap analysis, a comparison of fixed rate assets repricing or maturing by year to fixed rate liabilities and members' equity maturing by year (see table on page 57).  The interest rate risk is deemed minimal on variable rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At November 30, 2008 and May 31, 2008, 21 percent and 19 percent, respectively, of loans carried variable interest rates.

It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of three percent of total assets excluding derivative assets.  At November 30, 2008, the Company had $15,198 million of fixed rate assets amortizing or repricing, funded by $13,700 million of fixed-rate liabilities maturing during the next 30 years and $1,694 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $196 million, or less than one percent of total assets and total assets excluding derivative assets, represents the fixed rate debt and equity maturing during the next 30 years in excess of the fixed rate assets.  Fixed rate loans are funded with fixed rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by derivative instruments to fund its portfolio of fixed rate loans.  Variable rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows the Company to analyze the impact on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

Certain of the Company's collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions.  To the extent borrowers are allowed to convert their fixed rate loans to a variable interest rate and to the extent it is beneficial, the Company takes advantage of these early redemption provisions.  However, because conversions and prepayments can take place at different intervals from early redemptions, the Company charges conversion fees designed to compensate for the additional interest rate risk it assumes.

The following table shows the scheduled amortization and repricing of fixed rate assets and liabilities outstanding at November 30, 2008.

INTEREST RATE GAP ANALYSIS
(Fixed Rate Assets/Liabilities)
At November 30, 2008

May 31,		June 1,	June 1,	June 1,	June 1,
2009		2009 to	2011 to	2013 to	2018 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2011	2013	2018	2028	2028	Total

Assets amortization and repricing	$1,511	$3,528	$2,915	$3,467	$2,711	$1,066	$15,198

Liabilities and members' equity:
Long-term debt	$1,044	$3,155	$3,346	$3,600	$1,759	$796	$13,700
Subordinated certificates	12	53	79	64	816	240	1,264
Members' equity (1)	-	25	32	127	109	137	430
Total liabilities and members' equity	$1,056	$3,233	$3,457	$3,791	$2,684	$1,173	$15,394

Gap (2)	$455	$295	$(542)	$(324)	$27	$(107)	$(196)
Cumulative gap	455	750	208	(116)	(89)	(196)
Cumulative gap as a % of total assets	2.23%	3.67%	1.02%	(0.57)%	(0.44)%	(0.96)%
Cumulative gap as a % of adjusted total assets (3)	2.28	3.76	1.04	(0.58)	(0.45)	(0.98)

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

Use of Derivatives
At November 30, 2008 and May 31, 2008, the Company was a party to interest rate derivative instruments (“interest rate swaps”) with a total notional amount of $13,093 million and $12,916 million, respectively.  The Company uses these derivative instruments as part of its overall interest rate matching strategy.  These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk.  The Company will enter into interest rate swaps only with highly rated financial institutions.  National Rural used interest rate swaps to economically convert the interest rate on $7,187 million and $7,660 million of variable rate debt as of November 30, 2008 and May 31, 2008, respectively, to better match the funding of long-term fixed rate loans.  Interest rate swaps were used to economically convert the interest rates from fixed to variable on $5,906 million and $5,256 million fixed rate of long-term debt as of November 30, 2008 and May 31, 2008, respectively.  The Company has not entered into derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At November 30, 2008 and May 31, 2008, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into derivative instruments.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At November 30, 2008 and May 31, 2008, the Company was a party to derivative instruments with notional amounts totaling $13,093 million and $12,916 million, respectively.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At November 30, 2008 and at the date of this filing, the Company's derivative instrument counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

As a result of the bankruptcy filing of LBHI, National Rural terminated seven interest rate swaps with LBSF on September 26, 2008.  The payment due to National Rural from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural has a claim of $26 million against LBHI and LBSF.  National Rural used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

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

At November 30, 2008, the Company had the following derivative instruments that contain rating triggers based on the Company’s ratings from Moody's Investors Service falling to or below Baa1 or from Standard & Poor's Corporation falling to or below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreement. See table on page 52 for National Rural's senior unsecured credit ratings as of November 30, 2008.

(in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Fall to Baa1/BBB+ and below	$8,008	$(127,638)	$38,500	$(89,138)

Included in the chart above are interest rate swaps with a total notional amount of $5,326 million that are in a contingent net liability position. The fair value for these interest rate swaps was $125 million at November 30, 2008.

The Company also has interest rate swaps with one counterparty that include rating trigger provisions allowing the counterparty to terminate the agreements, but the Company does not have the right to terminate based on the counterparty’s credit rating.  If the Company’s senior secured rating from Moody’s Investors Service were to fall below Baa1 or if the rating from Standard & Poor’s Corporation were to fall below BBB+, this counterparty could terminate a total notional amount of $930 million of interest rate swaps that are in a contingent net liability position.  If these interest rate swaps had been terminated at November 30, 2008, the Company would have been required to make a payment of $13 million.  The fair value for these interest rate swaps was $12 million at November 30, 2008.

In addition to the rating triggers listed above, at November 30, 2008, the Company had $816 million of notional amount of derivative instruments, with one counterparty, that would require the pledging of collateral in an amount equal to the net cash settlement amounts of the derivative instruments if the Company’s senior secured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  Based on the terms of the interest rate swaps in place with this counterparty, at November 30, 2008, the Company would be required to post collateral totaling $23 million if its ratings were below Baa2 from Moody’s Investors Service or BBB from Standard & Poor’s Corporation.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  At November 30, 2008, the Company had a total of $2,308 million of long-term debt maturing during the next 12 months.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15 percent or less of total debt outstanding.  At November 30, 2008 and May 31, 2008, there was a total of $1,745 million and $1,612 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 9 percent of the Company's total debt outstanding.  The Company had $3.4 billion in unused lines of credit with financial institutions available to draw upon at November 30, 2008.  This amount is adjusted to exclude LBB’s $239 million portion of the credit facility as the Company does not believe that these funds will be available in the future.

National Rural continues to see significant investment support from its members with $3.7 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at November 30, 2008.  The member debt investments represented 19 percent of the total debt outstanding at November 30, 2008.  In addition, National Rural had a total of $3.5 billion of privately placed debt outstanding at November 30, 2008, $3.0 billion of which was guaranteed by the U.S. Government under the REDLG program.  The private placements of debt represented 18 percent of total debt outstanding at November 30, 2008.  In September 2008, the Company closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available under the facility.  In October 2008, the Company issued $1 billion of 10.375 percent collateral trust bonds due 2018.

In December 2008, National Rural entered into a note purchase agreement with Farmer Mac under which the Company may issue up to $500 million of secured notes.  Related to the issuance of secured notes under the note purchase agreement with Farmer Mac, the Company is required to purchase Series C cumulative, non-voting preferred stock in Farmer Mac representing 4 percent of the balance of secured notes outstanding.  In December 2008, the Company issued five-year notes totaling $230 million under the note purchase agreement at a blended 4.745 percent.  As a result, the Company was required to purchase a total of $9 million of Farmer Mac Series C cumulative, non-voting preferred stock with an initial dividend rate of 5 percent.  In addition, the Company invested $15 million in Farmer Mac Series B-1 cumulative, non-voting preferred stock with an initial dividend rate of 10 percent.

At November 30, 2008, the Company was the guarantor and liquidity provider for $601 million of tax-exempt bonds issued for its member cooperatives.  A total of $202 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $399 million of such tax-exempt bonds reprice semi-annually.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $35 million of tax-exempt bonds that were in the auction rate mode.

During the six months ended November 30, 2008, a total of $120 million of auction rate bonds guaranteed by the Company were converted to semi-annual mode. The Company became the liquidity provider for those bonds. Additionally, the Company entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.  During the six months ended November 30, 2008, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company is required to hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  A total of $8 million of the tax-exempt bonds held by the Company during the quarter ended November 30, 2008 were redeemed as a result of a mandatory sinking fund payment and $52 million were repurchased by third party investors.  The remaining $12 million represents the fair value of tax-exempt bonds held by the Company at November 30, 2008 and is recorded as investments in trading securities on the consolidated balance sheet.

Subsequent to November 30, 2008, the Company entered into agreements to perform as guarantor and liquidity provider for $35 million of tax-exempt bonds for which the Company previously guaranteed, but was not liquidity provider.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest, and net income and these financial measures adjusted to exclude the impact of derivatives and to include minority interest in net income for the three and six months ended November 30, 2008 and 2007.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended May 31, 2008 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2008	2007	2008	2007
Interest expense	$(234,224)	$(240,017)	$(454,533)	$(487,342)
Derivative cash settlements	12,503	11,507	12,934	19,836
Adjusted interest expense	$(221,721)	$(228,510)	$(441,599)	$(467,506)

Net interest income	$34,818	$23,270	$81,027	$43,899
Derivative cash settlements	12,503	11,507	12,934	19,836
Adjusted net interest income	$47,321	$34,777	$93,961	$63,735

Loss prior to income taxes and minority interest	$(237,755)	$(37,683)	$(225,285)	$(51,742)
Derivative forward value	139,383	75,412	150,411	109,012
Adjusted (loss) income prior to income taxes and minority interest	$(98,372)	$37,729	$(74,874)	$57,270

Net loss	$(229,617)	$(30,226)	$(215,146)	$(41,608)
Minority interest net loss	(1,738)	(4,545)	(2,979)	(6,123)
Derivative forward value	139,383	75,412	150,411	109,012
Adjusted net (loss) income	$(91,972)	$40,641	$(67,714)	$61,281

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table provides the TIER and adjusted TIER for the three months and six ended November 30, 2008 and 2007.

	Three months ended		Six months ended
	November 30,		November 30,
	2008	2007	2008	2007
TIER (1)	-	-	-	-
Adjusted TIER (1)	-	1.18	-	1.13
(1) For the three and six months ended November 30, 2008, the Company reported a net loss of $230 million and $215 million, respectively.  For the three and six months ended November 30, 2007, the Company reported a net loss of $30 million and $42 million, respectively.  For the three and six months ended November 30, 2008, the Company reported an adjusted net loss of $92 million and $68 million, respectively.  Thus the TIER calculation for those periods results in a value below 1.00.

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

(in thousands)	November 30, 2008	May 31, 2008
Liabilities	$20,042,687	$18,699,169
Less:
Derivative liabilities	(594,077)	(171,390)
Debt used to fund loans guaranteed by RUS	(246,020)	(250,169)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,464,577)	(1,406,779)
Adjusted liabilities	$17,426,573	$16,559,391

Total equity	$364,353	$665,965
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(44,056)	(131,551)
Year-to-date derivative forward value loss (1)	131,834	87,495
Accumulated other comprehensive income	(8,428)	(8,827)
Subtotal members' equity	443,703	613,082
Plus:
Subordinated certificates	1,464,577	1,406,779
Subordinated deferrable debt	311,440	311,440
Minority interest	11,260	14,247
Adjusted equity	$2,230,980	$2,345,548

Guarantees	$1,239,153	$1,037,140
(1) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	November 30, 2008	May 31, 2008
Leverage ratio	58.41	29.64
Adjusted leverage ratio	8.37	7.50

Debt to equity ratio	55.01	28.08
Adjusted debt to equity ratio	7.81	7.06

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 56.

Item 4T.             Controls and Procedures

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

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2008 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended November 30, 2008.

Item 6.	Exhibits

4.34	–	Amendment No. 1 dated as of December 9, 2008 to the Revolving Credit Agreement dated as of March 14, 2008 for $1,500,000,000 expiring on March 13, 2009.

4.35	–	Amendment No. 2 dated as of December 9, 2008 to the Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 expiring on March 16, 2012.

4.36	–	Amendment No. 4 dated as of December 9, 2008 to the Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 expiring on March 22, 2011.

4.37	-	Note Purchase Agreement dated as of December 15, 2008 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.

4.38	-	Pledge Agreement dated as of December 15, 2008, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.39	-	Amendment No. 2 dated as of December 19, 2008 to the Revolving Credit Agreement dated as of March 14, 2008 for $1,500,000,000 expiring on March 13, 2009.

4.40	-	Amendment No. 3 dated as of December 19, 2008 to the Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 expiring on March 16, 2012.

4.41	-	Amendment No. 5 dated as of December 19, 2008 to the Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 expiring on March 22, 2011.

10.14	–	Fourth Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of December 3, 2008.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

January 9, 2009