Form 10-Q
period 2009-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2009-04-08
CIK 70502

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2009

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	February 28, 2009	May 31, 2008

Cash and cash equivalents	$453,147	$177,809

Restricted cash	7,693	14,460

Investments in trading securities	11,434	-

Investments in preferred stock	35,000	-

Loans to members	20,172,499	19,029,040
Less: Allowance for loan losses	(638,583)	(514,906)
Loans to members, net	19,533,916	18,514,134

Accrued interest and other receivables	268,012	258,315

Fixed assets, net	36,592	21,045

Debt service reserve funds	47,639	54,993

Bond issuance costs, net	50,357	39,618

Foreclosed assets, net	54,414	58,961

Derivative assets	416,560	220,514

Other assets	32,153	19,532

	$20,946,917	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 28, 2009	May 31, 2008

Short-term debt	$5,367,410	$6,327,453

Accrued interest payable	349,013	244,299

Long-term debt	12,224,456	10,173,587

Deferred income	19,100	21,971

Guarantee liability	33,814	15,034

Other liabilities	50,698	27,216

Derivative liabilities	571,481	171,390

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	649,465	649,465
Loan and guarantee subordinated certificates	823,086	757,314
Member capital securities	96,615	-
Total members' subordinated certificates	1,569,166	1,406,779

Commitments and contingencies

Minority interest	11,057	14,247

Equity:
Retained equity	431,013	657,138
Accumulated other comprehensive income	8,269	8,827
Total equity	439,282	665,965

	$20,946,917	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three and Nine Months Ended February 28, 2009 and February 29, 2008

	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Interest income	$271,433	$266,576	$806,993	$797,817
Interest expense	(240,116)	(233,468)	(694,649)	(720,810)

Net interest income	31,317	33,108	112,344	77,007

Recovery of (provision for) loan losses	10,415	33,599	(126,577)	47,900

Net interest income (loss) after recovery of (provision for)	41,732	66,707	(14,233)	124,907
loan losses

Non-interest income:
Rental and other income	220	367	842	1,070
Derivative cash settlements	104,012	10,463	116,946	30,299
Results of operations of foreclosed assets	801	2,401	3,258	6,217

Total non-interest income	105,033	13,231	121,046	37,586

Non-interest expense:
Salaries and employee benefits	(10,036)	(9,398)	(29,799)	(27,049)
Other general and administrative expenses	(6,430)	(5,862)	(16,354)	(16,278)
(Provision for) recovery of guarantee liability	(338)	1,000	(5,319)	4,300
Market adjustment on foreclosed assets	(1,652)	(5,840)	(1,805)	(5,840)
Derivative forward value	(53,046)	(64,266)	(203,457)	(173,278)
Fair value adjustment on investments in trading securities	-	-	(101)	-
Loss on sale of loans	-	(158)	-	(676)

Total non-interest expense	(71,502)	(84,524)	(256,835)	(218,821)

Income (loss) prior to income taxes and minority interest	75,263	(4,586)	(150,022)	(56,328)

Income taxes	(183)	2,175	6,977	6,186

Income (loss) prior to minority interest	75,080	(2,411)	(143,045)	(50,142)

Minority interest	159	2,088	3,138	8,211

Net income (loss)	$75,239	$(323)	$(139,907)	$(41,931)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2009 and February 29, 2008

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal		Unallocated		Members'	General
		Comprehensive	Retained	Membership	Net	Education	Capital	Reserve
	Total	Income (Loss)	Equity	Fees	Income (Loss)	Fund	Reserve	Fund	Other
Nine months ended February 28, 2009:
Balance as of May 31, 2008	$665,965	$8,827	$657,138	$993	$44,003	$1,484	$187,409	$496	$422,753
Patronage capital retirement	(85,526)	-	(85,526)	-	-	-	(217)		(85,309)
Loss prior to income taxes and minority interest	(150,022)	-	(150,022)	-	(150,022)	-	-	-	-
Other comprehensive loss	(558)	(558)	-	-	-	-	-	-	-
Income tax benefit	6,977	-	6,977	-	6,977	-	-	-	-
Minority interest	3,138	-	3,138	-	3,138	-	-	-	-
Other	(692)	-	(692)	(1)	-	(691)	(93)	-	93
Balance as of February 28, 2009	$439,282	$8,269	$431,013	$992	$(95,904)	$793	$187,099	$496	$337,537

Nine months ended February 29, 2008:
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Loss prior to income taxes and minority interest	(56,328)	-	(56,328)	-	(56,328)	-	-	-	-
Other comprehensive loss	(587)	(587)	-	-	-	-	-	-	-
Income tax benefit	6,186	-	6,186	-	6,186	-	-	-	-
Minority interest	8,211	-	8,211	-	8,211	-	-	-	-
Other	(700)	-	(700)	(3)	-	(697)	40	-	(40)
Balance as of February 29, 2008	$581,329	$11,617	$569,712	$994	$89,597	$709	$158,348	$498	$319,566

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,907)	$(41,931)
Add (deduct):
Amortization of deferred income	(4,757)	(5,769)
Amortization of bond issuance costs and deferred charges	8,060	14,048
Depreciation	1,710	1,698
Provision for (recovery of) loan losses	126,577	(47,900)
Provision for (recovery of) guarantee liability	5,319	(4,300)
Results of operations of foreclosed assets	(3,258)	(6,217)
Market adjustment on foreclosed assets	1,805	5,840
Derivative forward value	203,457	173,278
Fair value adjustment on investments in trading securities	101	-
Loss on sale of loans	-	676
Restricted interest earned on restricted cash	(138)	(17)
Purchases of investments in trading securities	(71,405)	-
Sales of investments in trading securities	59,870	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(15,039)	(12,684)
Accrued interest payable	104,714	33,375
Other	20,819	2,486

Net cash provided by operating activities	297,928	112,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(7,508,239)	(6,018,988)
Principal collected on loans	6,360,213	5,388,629
Net investment in fixed assets	(16,339)	(16,426)
Net cash provided by foreclosed assets	6,000	9,055
Net proceeds from sale of loans	-	73,972
Investment in preferred stock	(35,000)	-
Change in restricted cash	6,768	(15,706)

Net cash used in investing activities	(1,186,597)	(579,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from issuances of short-term debt, net	(136,883)	347,544
Proceeds from issuance of long-term debt, net	4,341,725	1,566,151
Payments for retirement of long-term debt	(3,130,886)	(1,293,720)
Payments for retirement of subordinated deferrable debt	-	(175,000)
Proceeds from issuance of members' subordinated certificates	187,603	58,714
Payments for retirement of members' subordinated certificates	(17,402)	(16,025)
Payments for retirement of patronage capital	(78,479)	(77,378)
Payments for retirement of RTFC patronage capital	(1,671)	(9,771)

Net cash provided by financing activities	1,164,007	400,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	275,338	(66,366)
BEGINNING CASH AND CASH EQUIVALENTS	177,809	304,107
ENDING CASH AND CASH EQUIVALENTS	$453,147	$237,741

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Nine Months Ended February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$581,876	$673,387
Cash paid for income taxes	31	1,088

Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$(7,354)	$-
Subordinated certificates applied against loan balances	1,447	-
Patronage capital applied against loan balances	81	-
Minority interest patronage capital applied against loan balances	29	-

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation ("National Rural" or "the Company") is a private, not-for-profit cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of National Rural is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  National Rural makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  National Rural also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  National Rural is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  National Rural is a not-for-profit member-owned finance cooperative, thus its objective is not to maximize its net income, but to offer its members low-cost financial products and services consistent with sound financial management.

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

The Company's consolidated membership was 1,523 as of February 28, 2009 including 897 utility members, the majority of which are consumer-owned electric cooperatives, 499 telecommunications members, 66 service members and 61 associates in 49 states, the District of Columbia and two U.S. territories.  The utility members included 829 distribution systems and 68 generation and transmission ("power supply") systems.  Memberships among National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which consist only of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods presented.  These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
May 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes, including discussion and disclosure of contingent liabilities.  While the Company uses its best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

The Company does not believe it is vulnerable to the risk of a near-term severe effect as a result of any concentrations of its activities.

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and for loan securitization transactions, after elimination of intercompany accounts and transactions.  Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, (“FIN 46(R)”) requires National Rural to consolidate the financial results of RTFC and NCSC.  National Rural is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of expected losses.

National Rural is the sole lender to and manages the lending and financial affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee in exchange for a reimbursement to RTFC for its loan losses.  All loans that require RTFC board approval also require approval by National Rural for funding under RTFC’s credit facilities with National Rural. National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with National Rural.

National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewed on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In return for these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee in exchange for reimbursement to NCSC for its loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require approval by National Rural for funding under NCSC’s credit facilities with National Rural.  National Rural controls the nomination process for 1 out of 11 NCSC directors.  The full membership of NCSC elects directors on the basis of one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At February 28, 2009, National Rural had guaranteed $57 million of NCSC debt and derivative instruments with third parties.  The maturities for NCSC debt guaranteed by National Rural run through 2022.  At February 28, 2009, National Rural's maximum potential exposure totaled $75 million related to guarantees of NCSC debt and derivatives.  Guarantees related to NCSC debt and derivative instruments are not included in Note 12, Guarantees at February 28, 2009 as the debt and derivatives are reported on the consolidated balance sheet.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At February 28, 2009, RTFC had total assets of $1,856 million including loans outstanding to members of $1,674 million and NCSC had total assets of $464 million including loans outstanding of $441 million.  RTFC and NCSC loans outstanding to members are included in the loans to members line item in the consolidated balance sheets.

National Rural takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, National Rural earns a spread over its funding costs on the loans to RTFC and NCSC.  At February 28, 2009, National Rural had committed to lend RTFC up to $4.0 billion of which $1.7 billion was outstanding.  At February 28, 2009, National Rural had committed to provide up to $1,000 million of credit to NCSC of which $466 million was outstanding, representing $409 million of outstanding loans and $57 million of credit enhancements.  RTFC and NCSC loans payable to National Rural are eliminated in consolidation. Total liabilities for RTFC and NCSC were $1,675 million and $472 million, respectively, at February 28, 2009.

National Rural established limited liability corporations and partnerships to hold foreclosed assets and form loan securitization transactions.   National Rural has full ownership and control of all such entities and thus consolidates their financial results.  National Rural presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the company formed for loan securitization transactions.

Unless stated otherwise, references to the Company relate to the consolidation of National Rural, RTFC, NCSC and certain entities controlled by National Rural and created to hold foreclosed assets and for loan securitization transactions.

In accordance with ARB 51, the Company presents the amount of subsidiary equity controlled by RTFC and NCSC as minority interest on the consolidated balance sheets and the subsidiary earnings controlled by RTFC and NCSC as minority interest on the consolidated statements of operations.

(c)       Investments

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  The Company intends to sell these assets back into the marketplace as soon as practicable and at a reasonable price.  Therefore, the Company classifies these assets as trading securities.  Trading securities are carried at fair value with changes in fair value recorded in earnings.

The Company accounts for its investments in preferred stock under the cost method in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, as these investments do not meet the definition of a marketable security under SFAS 115.  Under the cost method of accounting, the Company records the preferred stock at cost and recognizes as income dividends received that are earned from net accumulated earnings.  Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.  The Company continually monitors these investments for possible impairment.  Other-than-temporary impairments are recognized in earnings.

(d)        Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. These estimates are based upon a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions and other pertinent factors which, in management's judgment, may contribute to expected losses. On a quarterly basis, the Company prepares an analysis of the loan loss allowance and makes adjustments to the allowance as necessary.  The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Management recommends to the board of directors of National Rural when a loan should be charged off.  In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flow analysis and the value of the collateral securing the borrower's loans.

Activity in the loan loss allowance account is summarized below:

	For the nine months ended and as of		For the year ended and as of
(in thousands)	February 28, 2009	February 29, 2008	May 31, 2008
Balance at beginning of period	$514,906	$561,663	$561,663
Provision for (recovery of) loan losses	126,577	(47,900)	(30,262)
Charge-offs	(3,173)	(16,827)	(16,911)
Recoveries	273	324	416
Balance at end of period	$638,583	$497,260	$514,906

(e)          Interest Income

The following table presents the components of interest income:

	For the three months ended		For the nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Interest on long-term fixed-rate loans (1)	$220,791	$220,117	$669,454	$649,860
Interest on long-term variable-rate loans (1)	27,035	20,785	60,684	68,024
Interest on short-term loans (1)	18,208	20,224	58,654	59,816
Interest on investments (2)	990	1,832	4,615	6,668
Conversion fees (3)	1,355	1,587	4,594	5,096
Make-whole and prepayment fees (4)	203	533	1,070	2,287
Commitment and guarantee fees (5)	2,196	822	5,832	3,742
Other fees	655	676	2,090	2,324
Total interest income	$271,433	$266,576	$806,993	$797,817
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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees, including fees related to the Company’s obligation to perform as liquidity provider, are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $16 million and $20 million at February 28, 2009 and May 31, 2008, respectively.

(f)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended		For the nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Interest expense (1):
Commercial paper and bank bid notes	$13,424	$30,639	$53,500	$102,117
Medium-term notes	80,503	82,555	242,016	249,422
Collateral trust bonds	80,110	61,213	211,065	189,968
Subordinated deferrable debt	4,916	4,916	14,747	14,747
Subordinated certificates	13,475	12,297	38,723	36,451
Long-term private debt	36,598	34,359	106,728	100,102
Debt issuance costs (2)	2,692	2,328	7,218	7,625
Commitment and guarantee fees (3)	5,871	4,602	15,884	13,277
Loss on early extinguishment of debt (4)	-	-	-	5,509
Other fees	2,527	559	4,768	1,592
Total interest expense	$240,116	$233,468	$694,649	$720,810
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper which are recognized as incurred.
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

(g)           Comprehensive Income

Comprehensive income or loss includes the Company's net income (loss), as well as other comprehensive income resulting from a transition adjustment recorded upon the initial adoption of SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended (“SFAS 133”).  Comprehensive income (loss) is calculated as follows:

	For the three months ended		For the nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income (loss)	$75,239	$(323)	$(139,907)	$(41,931)
Other comprehensive income:
Reclassification adjustment for realized gain on derivatives	(159)	(256)	(558)	(587)
Comprehensive income (loss)	$75,080	$(579)	$(140,465)	$(42,518)

(2)        Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	February 28, 2009		May 31, 2008
(in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans	$14,707,739	$-	$15,204,614	$-
Long-term variable-rate loans	3,179,657	6,042,073	1,882,095	5,975,541
Loans guaranteed by RUS	245,015	491	250,169	491
Short-term loans	2,036,467	7,802,408	1,690,117	7,597,712
Total loans outstanding	20,168,878	13,844,972	19,026,995	13,573,744
Deferred origination fees	3,621	-	2,045	-
Less: Allowance for loan losses	(638,583)	-	(514,906)	-
Net loans outstanding	$19,533,916	$13,844,972	$18,514,134	$13,573,744

Total by segment (2):
National Rural:
Distribution	$13,845,609	$9,818,766	$13,438,370	$9,579,213
Power supply	4,114,046	3,107,598	3,339,112	2,960,693
Statewide and associate	94,317	156,778	108,925	158,293
National Rural total	18,053,972	13,083,142	16,886,407	12,698,199
RTFC	1,674,307	467,479	1,726,514	562,389
NCSC	440,599	294,351	414,074	313,156
Total loans outstanding	$20,168,878	$13,844,972	$19,026,995	$13,573,744
(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent National Rural’s future cash requirements.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Table includes non-performing and restructured loans.
(3) Loans are classified as long-term or short-term based on their original maturity.

Non-performing and restructured loans outstanding to members and unadvanced commitments by loan type and by segment included in the table above are summarized as follows:

	February 28, 2009		May 31, 2008
(in thousands)	Loans	Unadvanced	Loans	Unadvanced
Non-performing and restructured loans:	Outstanding	Commitments (1)	Outstanding	Commitments (1)

Non-performing loans (2):
RTFC:
Long-term fixed-rate loans	$8,960	$-	$219,912	$-
Long-term variable-rate loans	464,289	-	261,109	-
Short-term loans	25,045	-	25,843	-
Total non-performing loans	$498,294	$-	$506,864	$-

Restructured loans (2):
National Rural:
Long-term fixed-rate loans	$41,995	$-	$52,309	$-
Long-term variable-rate loans	497,935	186,673	519,257	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	539,930	199,173	571,566	199,173

RTFC:
Long-term fixed-rate loans	5,031	-	5,545	-
Total restructured loans	$544,961	$199,173	$577,111	$199,173

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Prior to advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent National Rural’s future cash requirements.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.  Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
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

The following tables summarize the Company's secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	February 28, 2009				May 31, 2008
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,164,957	96%	$542,782	4%	$14,732,058	97%	$472,556	3%
Long-term variable-rate loans	2,780,734	87	398,923	13	1,728,803	92	153,292	8
Loans guaranteed by RUS	245,015	100	-	-	250,169	100	-	-
Short-term loans	213,533	10	1,822,934	90	165,226	10	1,524,891	90
Total loans	$17,404,239	86	$2,764,639	14	$16,876,256	89	$2,150,739	11

Total by segment:
National Rural	$15,590,030	86%	$2,463,942	14%	$15,021,067	89%	$1,865,340	11%
RTFC	1,436,224	86	238,083	14	1,497,487	87	229,027	13
NCSC	377,985	86	62,614	14	357,702	86	56,372	14
Total loans	$17,404,239	86	$2,764,639	14	$16,876,256	89	$2,150,739	11

Pledging of Loans
The following table summarizes the Company’s collateral pledged to secure its collateral trust bonds and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") and the amount of the corresponding debt outstanding:

	February 28, 2009	May 31, 2008
(in thousands)
Collateral Trust Bonds:
2007 indenture
Distribution system mortgage notes	$4,340,578	$917,925
Collateral trust bonds	3,000,000	700,000

1994 indenture
Distribution system mortgage notes	$2,411,756	$3,989,443
RUS guaranteed loans qualifying as permitted investments	212,355	215,329
Total pledged collateral	$2,624,111	$4,204,772
Collateral trust bonds	$2,190,000	$4,015,000

1972 indenture
Cash	$2,032	$2,032
Collateral trust bonds	1,919	1,927

Farmer Mac:
Utility system notes	$1,127,962	$1,042,564
Farmer Mac notes payable	900,000	900,000

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 6, Long-Term Debt) and the amount of the corresponding debt outstanding:

(in thousands)	February 28, 2009	May 31, 2008
REDLG:
Utility system mortgage notes on deposit	$3,788,982	$3,191,292
REDLG notes payable	3,000,000	2,500,000

The $3.0 billion of notes payable to the FFB contain a rating trigger related to the Company's senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if the Company's senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If the Company's senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,789 million at February 28, 2009, would be pledged as collateral rather than held on deposit.  At February 28, 2009, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $2.0 billion of notes payable to the FFB has a second trigger requiring that a director on the National Rural board satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days.  If the Company does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,473 million at February 28, 2009, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

(3)         Investments

During the nine months ended February 28, 2009, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  Once acquired, the Company must hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  At February 28, 2009, the Company held $12 million of these tax-exempt bonds.  These tax-exempt bonds are recorded at fair value and classified as investments in trading securities on the consolidated balance sheet.  Changes in fair value are recorded as fair value adjustment on investments in trading securities on the consolidated statement of operations.

Under note purchase agreements entered into with Farmer Mac in December 2008 and February 2009, the Company is required to purchase Farmer Mac Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements.  During the three months ended February 28, 2009, the Company issued notes totaling $500 million under the December 2008 Farmer Mac agreement that resulted in the purchase of $20 million in Farmer Mac Series C preferred stock which had an initial dividend rate of 5 percent.  In addition, the Company invested $15 million in Farmer Mac Series B-1 cumulative, redeemable, non-voting preferred stock with an initial dividend rate of 10 percent.  The investments in preferred stock are recorded at cost on the consolidated balance sheet.  See Note 6, Long-Term Debt, for additional information on the note purchase agreements with Farmer Mac.

(4)         Foreclosed Assets, Net

Assets received in satisfaction of loan receivables are recorded at cost in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and are evaluated periodically for impairment.  These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at February 28, 2009, February 29, 2008 and May 31, 2008.  At February 28, 2009 and May 31, 2008, the balance of foreclosed assets included real estate developer notes receivables and limited partnership interests in certain real estate developments.

The activity for foreclosed assets is summarized below:
	Nine months ended		Year ended
(in thousands)	February 28, 2009	February 29, 2008	May 31, 2008
Beginning balance	$58,961	$66,329	$66,329
Results of operations	3,258	6,217	7,528
Net cash provided by foreclosed assets	(6,000)	(9,055)	(9,056)
Fair value adjustment	(1,805)	(5,840)	(5,840)
Ending balance of foreclosed assets	$54,414	$57,651	$58,961

Foreclosed assets include two land development loans.  Primarily due to current economic conditions, lot sales have slowed down for one of the land developers, thereby putting a strain on cash flows and the borrower’s ability to make loan payments as scheduled.  At January 1, 2009, this loan was put on non-accrual status.  During the quarter ended February 28, 2009, the other land development loan was restructured to lower the interest rate due to concerns about the borrower’s ability to meet all future payments based on the original loan terms.  As a result, the Company classified both land development loans as impaired pursuant to the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS 5 and SFAS 15, as amended (“SFAS 114”), at February 28, 2009.

During the nine months ended February 28, 2009, the Company determined that there was a reduction of $2 million to the fair value of the collateral supporting these land development loans.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(in thousands)	February 28, 2009	May 31, 2008
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,085,948	$1,511,953
Commercial paper sold directly to members, at par	1,076,627	1,275,809
Commercial paper sold directly to non-members, at par	10,812	11,752
Total commercial paper	2,173,387	2,799,514
Daily liquidity fund sold directly to members	364,994	250,750
Term loan	200,000	-
Bank bid notes	275,000	100,000
Subtotal short-term debt	3,013,381	3,150,264

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,587,489	558,776
Medium-term notes sold to members	456,914	288,634
Secured collateral trust bonds	204,980	1,824,995
Secured notes payable	100,000	500,000
Unsecured notes payable	4,646	4,784
Total long-term debt maturing within one year	2,354,029	3,177,189
Total short-term debt	$5,367,410	$6,327,453

National Rural issues commercial paper for periods of one to 270 days.  National Rural also enters into short-term bank bid note agreements, which are unsecured obligations of National Rural that do not require backup bank lines for liquidity purposes.  National Rural does not pay a commitment fee for bank bid notes.  The commitments are generally subject to termination at the discretion of the individual banks.

On January 21, 2009, the Company entered into a $200 million term loan credit agreement with a syndicate of banks.  On January 29, 2009 the Company borrowed $200 million under this agreement.  Loans outstanding under the credit facility bear interest at variable rates based on, as determined at National Rural's election, the Eurodollar rate plus an applicable margin or a base rate calculated based on the greater of the prime rate, the federal funds effective rate plus an applicable margin, or the one-month LIBOR rate plus an applicable margin.  The term loan matures on January 21, 2010.  In accordance with the terms of the agreement, National Rural is required to comply with maximum leverage and minimum times interest earned ratio covenants, as defined in the agreement, which are similar to those contained in National Rural’s revolving credit agreements described below.  National Rural may terminate the commitments at any time if no amounts are outstanding, or ratably reduce the aggregate amount of the commitments in excess of the aggregate amounts outstanding.

Revolving Credit Agreements
The following is a summary of the amounts available under the Company's revolving credit agreements:

(dollar amounts in thousands)	February 28, 2009 (3)	May 31, 2008	Termination Date	Facility fee per year (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000

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

All three agreements in place at February 28, 2009 contain a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee of five basis points must be paid on the outstanding balance.

At February 28, 2009 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under these agreements.

In September 2008, Lehman Brothers Holdings Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  As an active participant in the capital markets, National Rural has numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Bank, FSB (“LBB”) is a participant for up to $239 million of National Rural’s revolving credit facilities.

On October 7, 2008, the Company was unable to issue the amount of commercial paper necessary to fund its needs as a result of the instability in the overall credit markets.  As a result, the Company drew down $418.5 million of its $3.65 billion revolving credit facilities by borrowing under the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance. LBB did not fund its portion of the draw and the Company does not believe that LBB’s $239 million portion of the credit facilities will be available in the future.  The Company repaid the $418.5 million borrowed under the revolving credit facility on November 13, 2008.

For calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and SFAS 52, Foreign Currency Translation (“SFAS 52”).  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and SFAS 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:

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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the nine months ended February 28, 2009 and at or for the year ended May 31, 2008:

		Actual
	Requirement	February 28, 2009	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.16

Minimum adjusted TIER at prior fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	7.51	7.33

(1) The Company must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks' obligations to fund under the terms of the agreements, but the Company must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

On March 13, 2009, the Company replaced the $1,500 million 364-day revolving credit agreement in place at February 28, 2009 with a new $1,000 million 364-day agreement that expires on March 12, 2010.  The facility fee for the new 364-day facility is currently 0.125 of 1 percent per year.  The facility fee is determined by pricing matrices in the agreement and is payable quarterly.  National Rural has the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 2 percent or the one-month LIBOR rate plus 2 percent, plus an applicable margin to be determined by pricing matrices in the agreement.  In the 364-day revolving credit agreement, the Company has the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment may be increased without the consent of the lender and administrative agent.  National Rural's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011.  National Rural's five-year agreement totaling $1,125 million is still in effect and expires on March 16, 2012.  The total committed credit available under these three current facilities was $3,016 million at March 13, 2009.  This amount excludes $134 million from LBB as National Rural does not expect LBB to fund its portion of the credit commitment under the two five-year agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(in thousands)	February 28, 2009	May 31, 2008
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,204,184	$4,231,982
Medium-term notes sold to members	196,805	104,105
Subtotal	3,400,989	4,336,087
Unamortized discount	(3,294)	(5,483)
Total unsecured medium-term notes	3,397,695	4,330,604

Unsecured notes payable	3,054,955	2,558,362
Unamortized discount	(1,745)	(1,959)
Total unsecured notes payable	3,053,210	2,556,403
Total unsecured long-term debt	6,450,905	6,887,007

Secured long-term debt:
Collateral trust bonds	4,986,919	2,891,927
Unamortized discount	(13,368)	(5,347)
Total secured collateral trust bonds	4,973,551	2,886,580
Secured notes payable	800,000	400,000
Total secured long-term debt	5,773,551	3,286,580
Total long-term debt	$12,224,456	$10,173,587

Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural’s collateral trust bonds.

Unsecured Notes Payable
At February 28, 2009 and May 31, 2008, National Rural had unsecured notes payable totaling $3.0 billion and $2.5 billion, respectively, outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  In September 2008, the Company closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available.  The $500 million advance has a 2028 maturity date.  As part of the REDLG program, National Rural pays to RUS a fee of 30 basis points per year on the total amount borrowed.  At February 28, 2009, the $3.0 billion of unsecured notes payable issued as part of the REDLG program require National Rural to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the mortgage notes held on deposit and the trigger events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
At February 28, 2009 and May 31, 2008, National Rural had secured notes payable totaling $900 million outstanding to Farmer Mac.  Notes to Farmer Mac totaling $100 million were reported in short-term debt and the remaining $800 million was reported in long-term debt at February 28, 2009.  Notes to Farmer Mac totaling $500 million and reported in short-term debt at May 31, 2008 matured on July 29, 2008.

In December 2008, the Company entered into a $500 million note purchase agreement (“the December 2008 Farmer Mac Agreement”) with Farmer Mac. In February 2009, the Company entered into another $500 million note purchase agreement (“the February 2009 Farmer Mac Agreement”) with Farmer Mac.  The February 2009 Farmer Mac Agreement allows National Rural to borrow up to $500 million from Farmer Mac, with amounts maturing through February 29, 2016.  Advances under this agreement must occur prior to February 28, 2011.

For borrowings under the February 2009 Farmer Mac Agreement, the Company may select a fixed rate or variable rate at the time of each advance.  Notes with a fixed interest rate are based on the applicable benchmark treasury rate plus a spread determined at the time of the advance and mature five years from the closing date up to February 29, 2016.  Notes with a variable interest rate are based on three-month LIBOR plus a spread determined at the time of the advance and may have a maturity of two years or less from the closing date up to February 28, 2013.

The December 2008 Farmer Mac Agreement and the February 2009 Farmer Mac Agreement require the Company to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural's notes payable.

The December 2008 Farmer Mac Agreement and the February 2009 Farmer Mac Agreement require the Company to purchase Farmer Mac preferred stock.  See Note 3, Investments, for additional information about these investments.

During the three months ended February 28, 2009, the Company issued notes totaling $500 million under the December 2008 Farmer Mac agreement at a blended fixed interest rate of 3.871 percent with amounts maturing through February 4, 2014.  The $500 million commitment under the February 2009 Farmer Mac Agreement remains unadvanced at February 28, 2009.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(in thousands)	February 28, 2009	May 31, 2008
6.75% due 2043 (1)	$125,000	$125,000
6.10% due 2044 (2)	88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440

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

Consistent with SFAS 133, the Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  Generally, the Company's derivative instruments do not qualify for hedge accounting under SFAS 133.  At February 28, 2009, February 29, 2008 and May 31, 2008, the Company did not have derivative instruments accounted for using hedge accounting.

The following table shows the types and notional amounts of derivative financial instruments held by the Company at February 28, 2009 and May 31, 2008:

	Notional Amounts Outstanding
(in thousands)	February 28, 2009	May 31, 2008
Pay fixed and receive variable	$6,712,597	$7,659,973
Pay variable and receive fixed	5,323,239	5,256,440
Total interest rate swaps	$12,035,836	$12,916,413

Income and losses recorded for the Company’s interest rate swaps are summarized below:

	Three months ended		Nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Statement of operations
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$104,012	$10,463	$116,946	$30,299
Derivative forward value	(53,046)	(64,266)	(203,457)	(173,278)
Total income (loss) on interest rate exchange
agreements	$50,966	$(53,803)	$(86,511)	$(142,979)

Comprehensive income
Amortization of transition adjustment	$(159)	$(256)	$(558)	$(587)
Total comprehensive loss	$(159)	$(256)	$(558)	$(587)

Cash settlements includes periodic amounts that were paid and received related to the Company’s interest rate swaps, as well as amounts accrued from the prior settlement date.  During the third quarter of fiscal year 2009, the Company terminated several receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million that resulted in a payment to the Company of $97 million that was recorded in the statement of operations as derivative cash settlements. Of the $583 million notional amount of derivative contracts terminated, the Company initiated the termination on $495 million, while the counterparty initiated the request to terminate $88 million (these swaps were terminated at par resulting in no cash payments or receipts).  As a result of these terminations, the Company recorded a charge to the derivative forward value line for the three and nine months ended February 28, 2009 to reduce the derivative asset by $97 million. The income recorded in cash settlements for the payments received and the charge to derivative forward value are offsetting, and therefore there was no effect on reported net income as a result of these transactions.  Terminating these swaps had the benefit of reducing the Company’s counterparty risk exposure to two out of the three counterparties to these instruments.  The economic effect of terminating these transactions was to accelerate into the current period the benefit the Company would have realized in future periods in the form of lower debt costs.

Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty (with an LBHI guarantee) to seven of the Company’s interest rate swaps.  As a result of the bankruptcy filing of LBHI, National Rural terminated the interest rate swaps with LBSF on September 26, 2008.  The payment due to National Rural from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural has a claim of $26 million against LBHI and LBSF.  National Rural used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

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

The Company classified cash activity associated with its interest rate swaps as an operating activity in the consolidated statements of cash flows.

Rating Triggers
The Company has certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.

Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.  These rating triggers are based on the Company’s senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.

At February 28, 2009, the Company had the following derivative instruments that contain rating triggers based on the Company’s ratings from Moody's Investors Service falling to or below Baa1 or from Standard & Poor's Corporation falling to or below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreements.

(in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Fall to Baa1/BBB+ and below	$7,111,106	$(174,005)	$17,726	$(156,279)

The Company also has interest rate swaps with one counterparty that include rating trigger provisions allowing the counterparty to terminate the agreements, but the Company does not have the right to terminate based on the counterparty’s credit rating.  If the Company’s senior unsecured rating from Moody’s Investors Service were to fall below Baa1 or if the rating from Standard & Poor’s Corporation were to fall below BBB+, this counterparty could terminate a total notional amount of $941 million of interest rate swaps that are in a contingent net liability position.  If these interest rate swaps had been terminated at February 28, 2009, the Company would have been required to make a payment to the counterparty of $9 million.

In addition to the rating triggers listed above, at February 28, 2009, the Company had a total notional amount of $815 million of derivative instruments with one counterparty that would require the pledging of collateral in an amount equal to the net cash settlement amount of the derivative instruments if the Company’s senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  Based on the terms of the interest rate swaps in place with this counterparty, if the Company’s ratings fell below the triggering levels, at February 28, 2009, the Company would be required to post $25 million in collateral.

The aggregate fair value of all interest rate swaps with rating triggers that were in a liability position at February 28, 2009 was $204 million.    If the credit-risk related contingent features contained in the Company’s interest rate swaps were to be triggered on February 28, 2009, the Company would be required to post $25 million of collateral and would be required to make payments totaling $183 million representing the termination settlement on that date.

(9)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members are required to purchase membership subordinated certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at five percent semi-annually.  The weighted-average maturity for all membership subordinated certificates outstanding at February 28, 2009 and May 31, 2008 was 68 years.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans, or guarantees are generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' debt to equity ratio with National Rural.  These certificates are unsecured, subordinated debt of the Company.

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

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with National Rural’s guarantee program vary in accordance with applicable National Rural policy.  Members may be required to purchase non-interest-bearing debt service reserve subordinated certificates in connection with National Rural’s guarantee of long-term tax-exempt bonds (see Note 12, Guarantees).  National Rural pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Member Capital Securities
National Rural offers member capital securities to its voting members from time to time. Member capital securities are interest-bearing unsecured obligations of National Rural and are subordinate to all existing and future senior indebtedness of the Company and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but rank pari passu to the Company’s member subordinated certificates.  Each member capital security matures 35 years from its date of issuance.  These securities represent voluntary investments in National Rural by the members.

(10)         Minority Interest

At February 28, 2009 and May 31, 2008, the Company reported minority interests of $11 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the nine months ended February 28, 2009, NCSC’s net loss of $11 million exceeded its equity balance by $8.1 million, which eliminated the minority interest equity in NCSC.  In accordance with ARB 51, National Rural is required to absorb the $8.1 million NCSC excess loss.  NCSC’s losses during the nine months ended February 28, 2009 were primarily due to its $17 million derivative forward value losses.  NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

(11)         Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural’s board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural allocates a small portion, less than one percent, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.

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

At February 28, 2009 and May 31, 2008, equity included the following components:

(in thousands)	February 28, 2009	May 31, 2008
Membership fees	$992	$993
Education fund	793	1,484
Members' capital reserve	187,099	187,409
Allocated net income	338,033	423,249
Unallocated net income (loss) (1)	46,205	(53)
Total members' equity	573,122	613,082
Prior years’ cumulative derivative forward
value and foreign currency adjustments	44,056	131,551
Year-to-date derivative forward value loss (2)	(186,165)	(87,495)
Total retained equity	431,013	657,138
Accumulated other comprehensive income	8,269	8,827
Total equity	$439,282	$665,965
(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated net loss at February 28, 2009 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $8.1 million.
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

The following table summarizes total guarantees by type and segment:

(in thousands)	February 28, 2009	May 31, 2008
Total by type:
Long-term tax-exempt bonds (1)	$633,005	$498,495
Indemnifications of tax benefit transfers (2)	84,649	94,821
Letters of credit (3)	453,806	343,424
Other guarantees (4)	98,556	100,400
Total	$1,270,016	$1,037,140

Total by segment:
National Rural:
Distribution	$254,072	$184,459
Power supply	927,435	786,455
Statewide and associate	22,526	22,785
National Rural total	1,204,033	993,699
RTFC	500	260
NCSC	65,483	43,181
Total	$1,270,016	$1,037,140

(1) The maturities for this type of guarantee run through 2042.  Amounts in the table represent the outstanding principal amount of the guaranteed bonds.  At February 28, 2009, National Rural's maximum potential exposure for the $1.6 million of fixed-rate tax-exempt bonds is $1.8 million, representing principal and interest.  Many of these bonds have a call provision that in the event of a default would allow National Rural to trigger the call provision.  This would limit National Rural's exposure to future interest payments on these bonds.  National Rural's maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse National Rural for any guarantee payments will be treated as a long-term loan.
(2) The maturities for this type of guarantee run through 2015.  The amounts shown represent National Rural’s maximum potential exposure for guaranteed indemnity payments.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.
(3) The maturities for this type of guarantee run through 2019.  Additionally, letters of credit totaling $5 million at February 28, 2009 have a term of one year and automatically extend for a period of one year unless the Company cancels the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The amounts shown represent National Rural’s maximum potential exposure, of which $229 million is secured at February 28, 2009.  When taking into consideration reimbursement obligation agreements that National Rural has in place with other lenders, National Rural’s maximum potential exposure related to $35 million of letters of credit would be reduced to $10 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested at the Company. In addition to the letters of credit listed in the table, under master letter of credit facilities, the Company may be required to issue up to an additional $414 million in letters of credit to third parties for the benefit of its members at February 28, 2009.  At May 31, 2008, this amount was $415 million.
(4) The maturities for this type of guarantee run through 2015.  The amounts shown represent National Rural’s maximum potential exposure, which is unsecured.

At February 28, 2009 and May 31, 2008, National Rural had a total of $324 million and $236 million of guarantees, representing 26 percent and 23 percent of total guarantees, respectively, under which its right of recovery from its members was not secured.

Long-term Tax-Exempt Bonds
National Rural guarantees debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above.  National Rural unconditionally guarantees to the holders or to trustees for the benefit of holders of these bonds the full principal, interest, and in most cases, premium, if any, on each bond when due.  National Rural has debt service reserve funds in the amount of $48 million and $55 million at February 28, 2009 and May 31, 2008, respectively, on deposit with the bond trustee that can only be used to cover any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, National Rural is obligated to pay any required amounts under its guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by National Rural with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table above, $631 million and $330 million as of February 28, 2009 and May 31, 2008, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable-rate period (including at the time of conversion to a fixed rate), National Rural, in return for a fee, has unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.  In addition to these tax-exempt bonds, National Rural was the guarantor, but not liquidity provider, for $155 million of tax-exempt bonds that were in the auction rate mode at May 31, 2008.

During the nine months ended February 28, 2009, the $155 million of auction rate bonds guaranteed by the Company were converted to semi-annual mode.  The Company became the liquidity provider for those bonds.  The Company also entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.

National Rural's maximum potential exposure includes guaranteed principal and interest related to its tax-exempt bonds. National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable and floating-rate bonds.  See footnote (1) to the table above for further information about this type of guarantee.

Guarantee Liability
At February 28, 2009 and May 31, 2008, the Company recorded a guarantee liability of $34 million and $15 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at February 28, 2009 and May 31, 2008 was $15 million and $10 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. The Company uses factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating its contingent exposure.  The remaining balance of the total guarantee liability of $19 million at February 28, 2009 and $5 million at May 31, 2008 relates to the Company's non-contingent obligation to stand ready to perform over the term of its guarantees and liquidity obligations that it has entered into or modified since January 1, 2003 in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	For the nine months ended		Year ended
(dollar amounts in thousands)	February 28, 2009	February 29, 2008	May 31, 2008
Beginning balance	$15,034	$18,929	$18,929
Net change in non-contingent liability	13,461	(971)	(791)
Provision (recovery) of contingent guarantee losses	5,319	(4,300)	(3,104)
Ending balance	$33,814	$13,658	$15,034

Liability as a percentage of total guarantees	2.66%	1.29%	1.45%

(13)         Fair Value of Financial Instruments

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

The Company’s only assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are derivative instruments, foreclosed assets, investments in trading securities and collateral-dependent non-performing loans.  When a valuation includes inputs from multiple sources resulting in various levels, the Company classifies the valuation category at the lowest level for which the input has a significant effect on the overall valuation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the consolidated balance sheets as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of interest rate swap derivative instruments the Company uses, it obtains market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis.  The market quotes are based on the expected future cash flow and estimated yield curves.

The Company performs its own analysis to validate the market quotes obtained from its swap counterparties.  The Company adjusts the market values received from the counterparties using credit default swap levels for the counterparties and the Company. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to the counterparty and the Company.  The Company only enters into exchange agreements with counterparties that participate in the Company’s revolving credit agreements.  The master agreements for all of the Company's exchange agreements allow netting.

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

Fair value for investments in trading securities is based on observable market prices for similar investments adjusted for credit risk related to the issuer.  All observable market transactions for these and similar bonds have been at par value.  The credit risk related to the Company holding the bonds is based on the remaining term of the bonds, the Company's internal risk rating for the issuer, corporate bond default tables and the Company's specific recovery history with its borrowers. This is the same process the Company uses to calculate the required loan loss allowance and guarantee liability at each quarter end.  Since the market for these bonds is not an active market and the credit risk component is specific to the issuer, the fair value of the investments in trading securities is classified as Level 3, as described above.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
Derivative assets	$-	$416,560	$-
Derivative liabilities	-	571,481	-
Investments in trading securities	-	-	11,434

The following table presents a rollforward of the Level 3 assets and liabilities measured at fair value on a recurring basis:

	Level 3 Investments in Trading Securities
(in thousands)	For the three months ended February 28, 2009	For the nine months ended February 28, 2009
Beginning balance	$11,434	$-
Losses included in earnings (1)	-	(101)
Purchases, sales, issuances, and settlements, net	-	11,535
Ending balance	$11,434	$11,434
(1) Trading loss reported in non-interest expense on the statement of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

The Company’s foreclosed assets do not meet the criteria to be classified as held for sale at February 28, 2009 and therefore are required to be carried at cost in accordance with SFAS 144. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, the Company utilizes the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at February 28, 2009 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at February 28, 2009 and the total losses for the three and nine months ended February 28, 2009.

(in thousands)	Level 3 Fair Value	Total (losses) gains for the three months ended February 28, 2009	Total losses for the nine months ended February 28, 2009
Foreclosed assets, net	$54,414	$(1,652)	$(1,805)
Non-performing loans, net of specific reserves	158,239	786	(116,897)

SFAS 159
SFAS 159 established the fair value option, which permits entities to choose to measure eligible financial instruments at fair value. The Company elected not to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 did not have an effect on the Company's financial position or results of operations.

(14)           Restructured/Non-performing Loans and Contingencies

The Company had the following loans outstanding classified as non-performing and restructured:

(in thousands)	February 28, 2009	May 31, 2008	February 29, 2008
Non-performing loans	$498,294	$506,864	$504,375
Restructured loans	544,961	577,111	584,495
Total	$1,043,255	$1,083,975	$1,088,870

(a) At February 28, 2009, May 31, 2008 and February 29, 2008, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At February 28, 2009 and May 31, 2008, $498 million and $519 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At February 29, 2008, $526 million of restructured loans were on non-accrual status.  A total of $1 million and $3 million, respectively, of interest income was accrued on restructured loans during the three and nine months ended February 28, 2009 and the three and nine months ended February 29, 2008.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Non-performing loans	$7,484	$8,166	$22,335	$25,893
Restructured loans	6,538	8,168	20,135	26,479
Total	$14,022	$16,334	$42,470	$52,372

(b) The Company classified $1,038 million and $1,078 million of loans as impaired pursuant to the provisions of SFAS 114,  at February 28, 2009 and May 31, 2008, respectively.  The Company reserved $423 million and $331 million of the loan loss allowance for these impaired loans at February 28, 2009 and May 31, 2008, respectively.  The amount included in the loan loss allowance for these loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  The Company accrued a total of $1 million and $3 million, respectively, of interest income on impaired loans for the three and nine months ended February 28, 2009 and the three and nine months ended February 29, 2008.  The average recorded investment in impaired loans for the nine months ended February 28, 2009 and February 29, 2008 was $1,050 million and $1,088 million, respectively.

The Company updates impairment calculations on a quarterly basis.  Since a borrower's original contract rate may include a variable-rate component, calculated impairment could vary with changes to the Company's variable rate, independent of a borrower's underlying financial performance or condition.  In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions.  Changes to assumptions include, but are not limited to the following:
•	court rulings,
•	changes to collateral values, and
•	changes to expected future cash flows both as to timing and amount.

(c) At February 28, 2009 and May 31, 2008, National Rural had a total of $498 million and $519 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both February 28, 2009 and May 31, 2008.  Total loans to CoServ at February 28, 2009 and May 31, 2008 represented 2.4 percent and 2.7 percent, respectively, of the Company's total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under this facility, advances are limited to $46 million per year.  Thus, as of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has not received notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural’s legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2009.

(d) Innovative Communication Corporation ("ICC") is a diversified telecommunications company headquartered in St. Croix, United States Virgin Islands ("USVI").  In the USVI, through subsidiaries including Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services.  Through other subsidiaries, ICC provided telecommunications, cable television, and Internet access services in the eastern and southern Caribbean and mainland France.

At February 28, 2009 and May 31, 2008, RTFC had $492 million in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

RTFC is the primary secured lender to ICC.  RTFC's collateral for the loans included (i) a series of mortgages, security agreements, financing statements, pledges and guaranties creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC, (ii) a direct pledge of 100 percent of the voting stock of ICC's USVI local exchange carrier subsidiary, Vitelco, (iii) secured guaranties, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation ("Emcom") and Emcom's parent, Innovative Communication Company LLC, a Delaware limited liability company ("ICC-LLC"), and (iv) a personal guaranty of the loans from ICC's indirect majority shareholder and former chairman, Jeffrey Prosser ("Prosser").

In February 2006, involuntary bankruptcy petitions were filed against Prosser, Emcom and ICC-LLC; and on April 26, 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural, thereby resolving all the loan related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against National Rural and certain of its officers and directors and other parties in various proceedings.  National Rural therefore anticipates that it will continue to be engaged in defense of the actions, as well as pursuing claims of its own.

On July 31, 2006, ICC-LLC, Emcom and Prosser each filed a voluntary bankruptcy petition for reorganization.  The cases are pending in the United States District Court for the Virgin Islands, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee, Stan Springel, was later appointed for the ICC-LLC and Emcom estates; and Prosser’s individual case was converted to Chapter 7 liquidation in October 2007.  Prosser’s Chapter 7 trustee is in the process of marshaling Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.

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

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the U.S. Virgin Islands, the British Virgin Islands and St. Martin (the “Group 1 Assets”); Group 2 consisting of ICC assets and stock in ICC subsidiaries operating in France and certain of its Caribbean territories and the Netherland Antilles (the “Group 2 Assets”); and Group 3 consisting of the newspaper and media operations of ICC (the “Group 3 Assets”).

The Group 3 Assets were sold in May 2008 and the distribution of proceeds was approved by the Court resulting in a net recovery to the Company.  The Group 2 Assets were sold in December 2008 and the distribution of proceeds was approved by the Court resulting in a net recovery to the Company.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group I Assets to RTFC.  RTFC will now begin the process of obtaining the applicable regulatory approvals.  The Court has scheduled a status hearing for July 22, 2009, with a final hearing regarding the sale tentatively scheduled for August 31, 2009.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2009.

(e) At February 28, 2009 and May 31, 2008, National Rural had a total of $42 million and $52 million, respectively, in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at February 28, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 28, 2009.

(15)           Segment Information

The Company's consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three and nine months ended February 28, 2009 and February 29, 2008 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the nine months ended February 28, 2009, and consolidated balance sheets at February 28, 2009 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$726,270	$57,754	$22,969	$806,993
Interest expense	(623,819)	(54,101)	(16,729)	(694,649)
Net interest income	102,451	3,653	6,240	112,344

(Provision for) recovery of loan losses	(126,640)	-	63	(126,577)
Net interest (loss) income after (provision for) recovery of loan losses	(24,189)	3,653	6,303	(14,233)

Non-interest income:
Rental and other income	382	-	460	842
Derivative cash settlements	120,855	-	(3,909)	116,946
Results of operations of foreclosed assets	3,258	-	-	3,258
Total non-interest income	124,495	-	(3,449)	121,046

Non-interest expense:
General and administrative expenses	(38,558)	(4,232)	(3,363)	(46,153)
Provision for guarantee liability	(5,319)	-	-	(5,319)
Market adjustment on foreclosed assets	(1,805)	-	-	(1,805)
Derivative forward value	(186,165)	-	(17,292)	(203,457)
Fair value adjustment on investments in trading securities	(101)	-	-	(101)
Total non-interest expense	(231,948)	(4,232)	(20,655)	(256,835)

Loss prior to income taxes and minority interest	(131,642)	(579)	(17,801)	(150,022)
Income tax benefit	-	220	6,757	6,977
Loss per segment reporting	$(131,642)	$(359)	$(11,044)	$(143,045)

Reconciliation of net loss:
Net loss per segment reporting				$(143,045)
Minority interest, net of income taxes				3,138
Net loss per consolidated statement of operations				$(139,907)

Assets:
Total loans outstanding	$18,053,972	$1,674,307	$440,599	$20,168,878
Deferred origination fees	3,621	-	-	3,621
Less: Allowance for loan losses	(638,436)	-	(147)	(638,583)
Loans to members, net	17,419,157	1,674,307	440,452	19,533,916
Other assets	1,208,536	181,293	23,172	1,413,001
Total assets	$18,627,693	$1,855,600	$463,624	$20,946,917

The following table contains the consolidated statement of operations for the nine months ended February 29, 2008 and consolidated balance sheet information at February 29, 2008 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$702,284	$69,152	$26,381	$797,817
Interest expense	(633,472)	(65,041)	(22,297)	(720,810)
Net interest income	68,812	4,111	4,084	77,007
Recovery of loan losses	47,777	-	123	47,900
Net interest income after recovery of loan losses	116,589	4,111	4,207	124,907

Non-interest income:
Rental and other income	604	-	466	1,070
Derivative cash settlements	30,572	-	(273)	30,299
Results of operations of foreclosed assets	6,217	-	-	6,217
Total non-interest income	37,393	-	193	37,586

Non-interest expense:
General and administrative expenses	(36,719)	(3,792)	(2,816)	(43,327)
Recovery of guarantee liability	4,300	-	-	4,300
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(155,395)	-	(17,883)	(173,278)
Loss on sale of loans	(676)	-	-	(676)
Total non-interest expense	(194,330)	(3,792)	(20,699)	(218,821)

(Loss) income prior to income taxes and minority
interest	(40,348)	319	(16,299)	(56,328)
Income tax (expense) benefit	-	(1)	6,187	6,186
Net (loss) income per segment reporting	$(40,348)	$318	$(10,112)	$(50,142)

Reconciliation of net loss:
Net loss per segment reporting				$(50,142)
Minority interest, net of income taxes				8,211
Net loss per consolidated statement of operations				$(41,931)

Assets:
Total loans	$16,516,740	$1,727,344	$417,128	$18,661,212
Deferred origination fees	4,227	-	-	4,227
Less: Allowance for loan losses	(496,891)	-	(369)	(497,260)
Loans to members, net	16,024,076	1,727,344	416,759	18,168,179
Other assets	849,970	193,518	48,011	1,091,499
Total assets	$16,874,046	$1,920,862	$464,770	$19,259,678

The following table contains the consolidated statement of operations for the three months ended February 28, 2009 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$244,884	$18,866	$7,683	$271,433
Interest expense	(216,883)	(17,647)	(5,586)	(240,116)
Net interest income	28,001	1,219	2,097	31,317

Recovery of loan losses	10,391	-	24	10,415

Net interest income after recovery of loan losses	38,392	1,219	2,121	41,732

Non-interest income:
Rental and other income	50	-	170	220
Derivative cash settlements	105,523	-	(1,511)	104,012
Results of operations of foreclosed assets	801	-	-	801
Total non-interest income	106,374	-	(1,341)	105,033

Non-interest expense:
General and administrative expenses	(13,746)	(1,534)	(1,186)	(16,466)
Provision for guarantee liability	(338)	-	-	(338)
Market adjustment on foreclosed assets	(1,652)	-	-	(1,652)
Derivative forward value	(54,331)	-	1,285	(53,046)
Total non-interest expense	(70,067)	(1,534)	99	(71,502)

Income (loss) prior to income taxes and minority interest	74,699	(315)	879	75,263
Income tax benefit (expense)	-	151	(334)	(183)
Net income (loss) per segment reporting	$74,699	$(164)	$545	$75,080

Reconciliation of net income:
Net income per segment reporting				$75,080
Minority interest				159
Net income per consolidated statement of operations				$75,239

The following table contains the consolidated statement of operations for the three months ended February 29, 2008 by segment.

(in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$236,494	$21,786	$8,296	$266,576
Interest expense	(206,308)	(20,490)	(6,670)	(233,468)
Net interest income	30,186	1,296	1,626	33,108

Recovery of loan losses	33,476	-	123	33,599

Net interest income after recovery of loan losses	63,662	1,296	1,749	66,707

Non-interest income:
Rental and other income	215	-	152	367
Derivative cash settlements	10,893	-	(430)	10,463
Results of operations of foreclosed assets	2,401	-	-	2,401
Total non-interest income	13,509	-	(278)	13,231

Non-interest expense:
General and administrative expenses	(12,865)	(1,413)	(982)	(15,260)
Recovery of guarantee liability	1,000	-	-	1,000
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(58,048)	-	(6,218)	(64,266)
Loss on whole loan sale	(158)	-	-	(158)
Total non-interest expense	(75,911)	(1,413)	(7,200)	(84,524)

Income (loss) prior to income taxes and minority interest	1,260	(117)	(5,729)	(4,586)
Income tax benefit	-	-	2,175	2,175
Net income (loss) per segment reporting	$1,260	$(117)	$(3,554)	$(2,411)

Reconciliation of net loss:
Net loss per segment reporting				$(2,411)
Minority interest				2,088
Net loss per consolidated statement of operations				$(323)

(16)         Subsequent Events

In March 2009, the Company entered into a note purchase agreement in the amount of $400 million with Farmer Mac.  This agreement is for the refinancing of a $400 million, 5-year, variable-rate, secured private placement note that was sold to Farmer Mac on March 27, 2008.  The March 2009 agreement is a 5-year, variable-rate, collateralized, revolving credit facility that allows National Rural to borrow, repay and re-borrow funds at any time or from time to time; provided that the principal amount at any time outstanding under this facility is not more than $400 million in the aggregate.  The variable-rate is based on a spread to three-month LIBOR and is determined at the time of each advance.  The maturity date of any advance under this agreement must not be later than April 1, 2014.  During April 2009, the Company issued notes totaling $400 million under the March 2009 Farmer Mac agreement at a blended spread over three-month LIBOR of 114 basis points and maturities through March 2014, resulting in the full refinancing of the $400 million outstanding under the March 2008 agreement.

The amount of member capital securities issued by National Rural increased to a total of $175 million as of April 7, 2009.

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

The Company provides financial products to its rural electric and telecommunications members at a low cost while maintaining sound financial results as required to obtain high credit ratings on its debt instruments.  See page 55 for detail on the current ratings for the Company's public debt.

Financial Overview
Results of Operations
The Company uses a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as its primary performance indicator, since its net income is subject to fluctuation as total loans outstanding and/or interest rates change.  TIER is a measure of the Company's ability to cover the interest expense on its debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the effect of derivatives and including minority interest.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for more information on the adjustments the Company makes to its financial results for the purposes of its own analysis and covenant compliance.

For the nine month periods ended February 28, 2009 and February 29, 2008, the Company reported a net loss of $140 million and $42 million, respectively, which resulted in a TIER calculation for both periods below 1.00.  For the nine months ended February 28, 2009, the Company reported an adjusted net income of $60 million with an adjusted TIER of 1.10, compared with an adjusted net income of $123 million and adjusted TIER of 1.18 for the prior-year period.  The $98 million increase in net loss for the nine months ended February 28, 2009 compared with the prior-year period was primarily due to the $174 million increase in the provision for loan losses and the $30 million increase in the derivative forward value expense partially offset by the $87 million increase in derivative cash settlements.

Interest income of $807 million for the nine months ended February 28, 2009 was relatively unchanged compared with the prior-year period.  During the nine months ended February 28, 2009, there was an increase of $1.3 billion or 7 percent to the average balance of loans outstanding which was largely offset by a 30 basis point decline in the weighted-average yield earned on the loan portfolio as compared with the prior-year period.  The decline in the yield earned on the loan portfolio was the result of the lower interest rates earned on variable-rate loans.

The Company’s interest expense and adjusted interest expense decreased by $26 million and $113 million, respectively, for the nine months ended February 28, 2009 as compared with the prior-year period.  The decrease in the interest expense was the result of the following factors:
•	The lower interest rate environment: Lower interest rates on the Company’s variable-rate debt and commercial paper funding.
•	Lower cost funding from Farmer Mac: A total of $500 million of notes issued under the program with Farmer Mac at a blended interest rate of 3.871 percent between December 2008 and February 2009.
•	Lower cost funding from REDLG: In September 2008, a total of $500 million advanced under the REDLG program at an interest rate of 57.5 basis points above the comparable treasury rate.
•
Lower cost retail notes: Retail notes increased $433 million from February 29, 2008 to February 28, 2009. The Company issued retail notes at spread levels well below the indicative collateral trust bond funding levels with a weighted average interest rate of 4.87 percent.

These factors were partially offset by the following:
•
Higher interest rates on collateral trust bonds:  In October 2008, the Company issued $1 billion of collateral trust bonds at a rate of 10.375 percent which was significantly higher than the $900 million five-year collateral trust bonds issued at a rate of 5.50 percent in June 2008 due to the severe credit environment in the fall of 2008.

•	The $1,568 million increase in debt outstanding at February 28, 2009 compared to February 29, 2008.

In addition to the factors above, the decrease in the adjusted interest expense was due to the $97 million payment to the Company, recorded as derivative cash settlements, for the termination of several receive fixed, pay variable interest rate swaps during the third quarter of fiscal year 2009.

During the nine months ended February 28, 2009, there was an increase of $174 million to the loan loss provision as compared with the prior-year period.  The increase to the loan loss provision during the nine months ended February 28, 2009 was due to the deterioration in the market value of collateral supporting impaired loans.  The fair value of the collateral was negatively affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral supporting impaired loans held by National Rural, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies whose stock is held as collateral for impaired loans.  This increase was partially offset by payments received on impaired loans and the net decrease in the Company’s variable interest rates from February 29, 2008 to February 28, 2009 as described below.

The loan loss provision is affected by changes in the calculated impairment on the Company's impaired loans as a result of changes in interest rates because the impairment amount for certain loans is calculated by discounting future cash flows using the original contract rate on the loan, a portion of which is based on the Company’s variable interest rate.  Changes to the Company's variable interest rates are based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at February 28, 2009, an increase or decrease of 25 basis points to the Company's short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
At February 28, 2009, the Company's total loans outstanding increased by $1,142 million or 6 percent as compared with May 31, 2008 due to a $775 million increase in power supply loans and $407 million increase in distribution loans.  See further discussion of the Company’s loan portfolio in Financial Condition, Loan and Guarantee Portfolio Assessment.  The Company expects moderate loan growth because its members will need to continue to borrow funds to perform system renewal and replacement.

The Company’s loan growth has not been significantly affected by the slowdown in the economy since most of the Company’s members serve residential customers as opposed to industrial customers.  The current economic conditions reduced the competition for power supply loans from investment and commercial banks.  In addition, there is currently a need for utilities to improve their infrastructure, including base load generation, transmission and distribution plants, a significant portion of which is typically financed with borrowed capital.

The Company’s total long-term and short-term debt outstanding increased by $1,091 million at February 28, 2009 as compared with the prior-year end.  During the nine months ended February 28, 2009, there was significant market activity to issue the debt required to fund new loan advances, as well as to refinance maturing debt.  During that period, the Company issued $3.5 billion of new long-term debt (collateral trust bonds and private placement notes) to replace the $2.6 billion of debt that matured (mostly extendible collateral trust bonds).

Total equity decreased $227 million from May 31, 2008 to February 28, 2009 primarily due to the board authorized patronage capital retirement totaling $85 million and the net loss of $140 million for the nine months ended February 28, 2009.  The Company's reported equity balance fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of the Company’s derivative instruments.  The fair values of these derivative instruments are sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in the Company's reported equity due to the uncertainty of the movement in future interest rates.  In its internal analysis and for purposes of covenant compliance under its credit agreements, the Company adjusts equity to exclude the non-cash effects of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and SFAS 52, Foreign Currency Translation (“SFAS 52”).

Liquidity
After Lehman Brothers Holdings Inc. (“LBHI”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in September 2008, there were significant disruptions in the capital markets that resulted in limited investor demand for corporate debt and a significant decrease in the investor demand for commercial paper investments.  Those disruptions in the capital markets, while continuing, eased during the third quarter of fiscal year 2009.  The Company has been able to achieve its funding needs by issuing member and dealer commercial paper, collateral trust bonds, and through private placements of debt.

Starting with the LBHI bankruptcy and through the latter part of November 2008, there was little investor demand for commercial paper with maturities of more than two weeks.  The majority of the investor demand for commercial paper during that time was for maturities of one week or less and the rates required to replace such funding were at significantly higher than normal spreads over the federal funds rate.  As a result, the Company had large volumes of commercial paper to roll over that were, on certain days during that period, at rates that were higher than the historical spread over the federal funds rate.

On October 7, 2008, the Company was uncertain of its ability to issue the required amount of commercial paper and drew down $418.5 million on its bank lines.  The Company repaid the $418.5 million borrowed under its revolving lines of credit on November 13, 2008.

As part of the effort to support the capital markets, on October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”), to provide a source of liquidity to U.S. issuers of commercial paper through a special purpose vehicle that purchased three-month unsecured and asset-backed commercial paper directly from eligible issuers.  During the last half of November 2008, investors began to accept longer maturities in limited amounts, which allowed the Company to issue larger volumes of commercial paper on a daily basis.   On days during the second quarter of fiscal year 2009 when investor demand was concentrated at shorter-term maturities, and the Company preferred to issue longer-term commercial paper to maintain a certain percentage of the portfolio with longer maturities, the Company was able to issue commercial paper with 90-day maturities through the CPFF.  The Company did not issue any commercial paper through the CPFF during the quarter ended February 28, 2009.  Subsequent to February 28, 2009, the $1 billion of commercial paper the Company issued through the CPFF in the second quarter of fiscal year 2009 matured.  The Company has not issued additional commercial paper through the CPFF due to its ability to roll over maturing commercial paper with its existing investor base and finance its balance sheet growth with lower cost alternative sources of funding. The Company is still qualified to use the CPFF, however, there is no intention at this time to make use of the more expensive funding through the CPFF since there is sufficient demand in the commercial paper market.

After the LBHI bankruptcy, there was limited demand in the capital markets for corporate debt.  As a result, companies experienced difficulty issuing long-term debt, and for the companies that were able to issue long-term debt, the interest rate on the debt issued was at historically high spreads over comparable United States Treasury rates.  In October 2008, the Company issued $1 billion of ten-year collateral trust bonds to refinance maturing long-term debt and meet member loan growth demand.  This debt was issued with an interest rate of 10.375 percent.  This interest rate represented a significant increase in the credit spread over United States Treasury rates compared with the $900 million 5.50 percent, five-year collateral trust bonds issued in June 2008.  The Company has other lower-cost funding sources, as described in the Results of Operations section of this Financial Overview.

On March 13, 2009, the Company replaced its $1,500 million 364-day revolving credit agreement that was in place at February 28, 2009 with a new $1,000 million 364-day revolving credit agreement.  Since the revolving credit lines are required to maintain backup liquidity on the Company’s commercial paper, the reduction in the facility reduces the Company’s capacity to issue commercial paper in the future.  Long-term debt swapped to a variable rate, which is a more expensive form of funding, will be issued to make up for the reduction in the amount of funding that can be obtained through the issuance of commercial paper.

As a result of the bankruptcy filing of LBHI, National Rural terminated interest rate swaps with Lehman Brothers Special Financing (“LBSF”) as counterparty (with an LBHI guarantee) on September 26, 2008.  The payment due to National Rural from LBSF of $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  National Rural has a claim of $26 million on the assets of both LBHI and LBSF.  National Rural used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.

At February 28, 2009, the Company had $3,013 million of commercial paper, daily liquidity fund, term loans, and bank bid notes and $2,354 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next 12 months.  Members held commercial paper (including the daily liquidity fund) totaling $1,442 million or approximately 57 percent of the total commercial paper and daily liquidity fund outstanding at February 28, 2009.  Commercial paper issued through dealers and bank bid notes totaled $1,361 million and represented 7 percent of total debt outstanding at February 28, 2009.  The Company intends to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2009.  During the next 12 months, the Company plans to replace the maturing $2,354 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.

The Company began to offer member capital securities, an unsecured and subordinate voluntary debt investment, to its members in December 2008.  The Company's members may take between 60 to 90 days to obtain their board approval before they can complete the anticipated purchase of member capital securities.  As of February 28, 2009, a total of $97 million of member capital securities had been sold with $27 million sold in December 2008, $35 million sold in January 2009 and $35 million sold in February 2009.  Subsequent to the end of the quarter, the total member capital securities issued increased to $175 million, with $63 million sold in March 2009 and $15 million sold in the first seven days of April 2009.  The Company expects to continue issuing member capital securities in the fourth quarter of fiscal year 2009 and remains focused on its target of issuing at least $300 million of member capital securities.

At February 28, 2009 and May 31, 2008, the Company was the guarantor and liquidity provider for $631 million and $330 million, respectively of tax-exempt bonds issued for its member cooperatives.  During the nine months ended February 28, 2009, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company is required to hold the bonds until the remarketing agent is able to place them with third-party investors.  At February 28, 2009, the Company was holding a total of $12 million of these bonds, which were recorded at fair value as investments in trading securities.

Results of Operations
Nine Months Ended February 28, 2009 versus February 29, 2008
The following table presents the results of operations for the nine months ended February 28, 2009 versus February 29, 2008.

	For the nine months ended
	February 28, 2009	February 29, 2008	Increase/ (Decrease)
(dollar amounts in thousands)
Interest income	$806,993	$797,817	$9,176
Interest expense	(694,649)	(720,810)	26,161
Net interest income	112,344	77,007	35,337
(Provision for) recovery of loan losses	(126,577)	47,900	(174,477)
Net interest (loss) income after (provision for) recovery of loan losses	(14,233)	124,907	(139,140)

Non-interest income:
Rental and other income	842	1,070	(228)
Derivative cash settlements	116,946	30,299	86,647
Results of operations of foreclosed assets	3,258	6,217	(2,959)
Total non-interest income	121,046	37,586	83,460

Non-interest (expense) income:
Salaries and employee benefits	(29,799)	(27,049)	(2,750)
Other general and administrative expenses	(16,354)	(16,278)	(76)
(Provision for) recovery of guarantee liability	(5,319)	4,300	(9,619)
Market adjustment on foreclosed assets	(1,805)	(5,840)	4,035
Derivative forward value	(203,457)	(173,278)	(30,179)
Fair value adjustment on investments in trading securities	(101)	-	(101)
Loss on sale of loans	-	(676)	676
Total non-interest expense	(256,835)	(218,821)	(38,014)

Loss prior to income taxes and minority interest	(150,022)	(56,328)	(93,694)

Income tax benefit	6,977	6,186	791
Minority interest, net of income taxes	3,138	8,211	(5,073)
Net loss	$(139,907)	$(41,931)	$(97,976)

TIER (1)	-	-
Adjusted TIER (2)	1.10	1.18
(1) For the nine months ended February 28, 2009, the Company reported a net loss of $140 million.  For the nine months ended February 29, 2008, the Company reported a net loss of $42 million.  Due to these losses, the TIER calculation for those periods results in a value below 1.00.
5(2) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following table summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the nine months ended
	February 28, 2009	February 29, 2008	Increase/ (Decrease)
Interest income	5.52%	5.82%	(0.30)%
Interest expense	(4.75)	(5.26)	0.51
Net interest income	0.77	0.56	0.21
(Provision for) recovery of loan losses	(0.87)	0.35	(1.22)
Net interest (loss) income after (provision for) recovery of loan losses	(0.10)	0.91	(1.01)

Non-interest income:
Rental and other income	0.01	0.01	-
Derivative cash settlements	0.80	0.22	0.58
Results of operations of foreclosed assets	0.02	0.04	(0.02)
Total non-interest income	0.83	0.27	0.56

Non-interest (expense) income:
Salaries and employee benefits	(0.20)	(0.20)	-
Other general and administrative expenses	(0.12)	(0.12)	-
(Provision for) recovery of guarantee liability	(0.04)	0.03	(0.07)
Market adjustment on foreclosed assets	(0.01)	(0.04)	0.03
Derivative forward value	(1.39)	(1.26)	(0.13)
Total non-interest expense	(1.76)	(1.59)	(0.17)

Loss prior to income taxes and minority interest	(1.03)	(0.41)	(0.62)

Income tax benefit	0.05	0.04	0.01
Minority interest, net of income taxes	0.02	0.06	(0.04)
Net loss	(0.96)%	(0.31)%	(0.65)%

Adjusted net interest income (1)	1.57%	0.78%	0.79%
Adjusted income prior to income taxes and minority interest (2)	0.36%	0.85%	(0.49)%
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

Rate Volume Variance Table
(Dollar amounts in millions)

	For the nine months ended
	February 28, 2009			February 29, 2008			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income:
National Rural	$17,418	$726	5.57%	$15,991	$702	5.85%	$60	$(36)	$24
RTFC	1,702	58	4.54	1,810	69	5.09	(4)	(7)	(11)
NCSC	429	23	7.16	453	27	7.75	(2)	(2)	(4)
Total	$19,549	$807	5.52	$18,254	$798	5.82	$54	$(45)	$9

Interest expense:
National Rural	$17,418	$(624)	(4.79)%	$15,991	$(633)	(5.28)%	$(54)	$63	$9
RTFC	1,702	(54)	(4.25)	1,810	(65)	(4.79)	4	7	11
NCSC	429	(17)	(5.21)	453	(23)	(6.55)	1	5	6
Total	$19,549	$(695)	(4.75)	$18,254	$(721)	(5.26)	$(49)	$75	$26

Net interest income:
National Rural	$17,418	$102	0.78%	$15,991	$69	0.57%	$6	$27	$33
RTFC	1,702	4	0.29	1,810	4	0.30	-	-	-
NCSC	429	6	1.95	453	4	1.20	(1)	3	2
Total	$19,549	$112	0.77	$18,254	$77	0.56	$5	$30	$35

Derivative cash settlements (3):
National Rural	$12,845	$121	1.26%	$12,888	$30	0.31%	$-	$91	$91
NCSC	194	(4)	(2.69)	206	-	-	-	(4)	(4)
Total	$13,039	$117	1.20	$13,094	$30	0.31	$-	$87	$87

Adjusted interest expense (4):
Total	$19,549	$(578)	(3.95)%	$18,254	$(691)	(5.04)%	$(49)	$162	$113

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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the nine months ended
	February 28, 2009		February 29, 2008
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Increase/ (Decrease)
Interest on long-term fixed-rate loans (1)	$669,454		$649,860		$19,594
Interest on long-term variable-rate loans (1)	60,684		68,024		(7,340)
Interest on short-term loans (1)	58,654		59,816		(1,162)
Total interest income on loans	788,792	5.39%	777,700	5.67%	11,092
Interest on investments (2)	4,615	0.03	6,668	0.05	(2,053)
Conversion fees (3)	4,594	0.03	5,096	0.04	(502)
Make-whole and prepayment fees (4)	1,070	0.01	2,287	0.02	(1,217)
Commitment and guarantee fees (5)	5,832	0.04	3,742	0.03	2,090
Other fees	2,090	0.02	2,324	0.01	(234)
Total interest income	$806,993	5.52%	$797,817	5.82%	$9,176

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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a pro rata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a pro rata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees, including fees related to the Company’s obligation to perform as liquidity provider, are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $9 million or 1 percent increase in interest income for the nine months ended February 28, 2009, as compared with the prior-year period was due to a $1,295 million or 7 percent increase in average loan volume largely offset by a 30 basis point decline in the net yield earned on the portfolio due to lower variable interest rates.

For the nine months ended February 28, 2009, the Company had a reduction to interest income of $42 million due to non-accrual loans compared with a reduction of $52 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $20 million for the nine months ended February 28, 2009, as compared with $26 million for the comparable prior-year period.  The telecommunications interest income was reduced by $22 million for the nine months ended February 28, 2009 as compared with $26 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the nine months ended
	February 28, 2009		February 29, 2008		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest expense (1):
Commercial paper and bank bid notes	$53,500		$102,117		$(48,617)
Medium-term notes	242,016		249,422		(7,406)
Collateral trust bonds	211,065		189,968		21,097
Subordinated deferrable debt	14,747		14,747		-
Subordinated certificates	38,723		36,451		2,272
Long-term private debt	106,728		100,102		6,626
Total interest expense on debt	666,779	4.56%	692,807	5.05%	(26,028)
Debt issuance costs (2)	7,218	0.05	7,625	0.06	(407)
Commitment and guarantee fees (3)	15,884	0.11	13,277	0.10	2,607
Loss on extinguishment of debt (4)	-	-	5,509	0.04	(5,509)
Other fees	4,768	0.03	1,592	0.01	3,176
Total interest expense	$694,649	4.75%	$720,810	5.26%	$(26,161)
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

The $26 million or 4 percent decline in total interest expense for the nine months ended February 28, 2009 compared with the prior-year period was due to a 51 basis point decline in the overall cost of the Company’s debt which was partly offset by an increase in interest expense due to a higher level of debt outstanding to fund loan growth.  The decline in debt costs was primarily attributable to a decline in the cost of the Company’s short-term and variable-rate debt as a result of a lower interest rate environment compared with the prior-year period.  The growth in debt outstanding was partially attributed to amounts borrowed under the REDLG program, notes payable issued to Farmer Mac and new issuances of collateral trust bonds since February 29, 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $578 million for the nine months ended February 28, 2009 compared with $691 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $35 million increase in net interest income for the nine months ended February 28, 2009 compared with the prior-year period was due to the increase in average loan volume and the 51 basis point decline in the overall cost of debt partially offset by additional debt required to fund the increase in loans and the 30 basis point decline in the yield of the Company’s loan portfolio.  The adjusted net interest income, which includes all derivative cash settlements, for the nine months ended February 28, 2009 was $229 million, an increase of $122 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in determining its adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Loss
The Company recorded a loan loss provision of $127 million for the nine months ended February 28, 2009, compared with a $48 million recovery for the prior-year period.  The loan loss provision for the nine months ended February 28, 2009, was primarily due to a reduction in the fair value of the collateral supporting the Company’s exposure to Innovative Communication Corporation (“ICC”).  See Non-performing Loans in the Financial Condition section for additional discussion regarding this and other non-performing loans.  The fair value of the collateral was negatively affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral supporting impaired loans held by National Rural, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies.  The combination of these two factors, which began to affect market values after the LBHI bankruptcy, resulted in a decrease to the market value of companies similar to the collateral supporting the Company’s impaired loans.  The resulting increase in the loan loss provision was partly offset by payments received on impaired loans.

Non-interest Income
Non-interest income increased by $83 million for the nine months ended February 28, 2009, compared with the prior-year period primarily due to the increase in cash settlements on derivative financial instruments.  During the third quarter of fiscal year 2009, the Company terminated several receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million that resulted in payments to the Company of $97 million which was recorded in the statement of operations as derivative cash settlements. Of the $583 million notional amount of derivative contracts terminated, the Company initiated the termination on $495 million, while the counterparty initiated the request to terminate $88 million (these swaps were terminated at par resulting in no cash payments or receipts).  As a result of these terminations, the Company recorded a charge to the derivative forward value line for the three and nine months ended February 28, 2009 to reduce the derivative asset by $97 million. The income recorded in cash settlements for the payments received and the charge to derivative forward value are offsetting, and therefore there is no effect on reported net income as a result of these transactions. While there was no effect on reported net income, adjusted net income and the related adjusted equity increased by $97 million due to these transactions.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income and equity.

The Company terminated these derivative instruments primarily to increase its adjusted equity base for the fiscal year to partially offset losses from the quarter ended November 30, 2008.  Terminating these swaps also had the benefit of reducing the Company’s counterparty risk exposure on two out of the three counterparties to these instruments.  The economic effect of terminating these transactions was to accelerate into the current period the benefit the Company would have realized in future periods in the form of lower debt costs based upon expected future interest rates.

Cash settlements also include income of $7 million representing the estimated recovery for the $26 million due to National Rural as a result of terminating interest rate swaps with LBSF.  The amount recorded as a receivable does not reduce or limit National Rural's claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment.  The cash settlements income described above was partially offset by the decrease in cash settlements as a result of lower short-term interest rates during the nine months ended February 28, 2009 compared with the nine months ended February 29, 2008 as the Company received a variable rate on the majority of its derivative contracts during both periods.

Non-interest Expense
Non-interest expense increased by $38 million for the nine months ended February 28, 2009 compared with the prior-year period primarily due to the $30 million increase in the derivative forward value expense explained below.  Additionally, the Company recorded a $5 million provision for guarantee liability for the nine months ended February 28, 2009 compared with a $4 million recovery of guarantee liability for the nine months ended February 29, 2008.  The increase to the provision for guarantee liability during the nine months ended February 28, 2009 was primarily due to the $232 million increase in guarantees outstanding.

The $30 million increase in the derivative forward value expense during the nine months ended February 28, 2009 compared with the prior-year period is due to the reversal of the $97 million derivative asset related to terminated interest rate exchange agreements and changes in the estimate of future interest rates over the remaining life of the derivative contracts.

Minority Interest
During the nine months ended February 28, 2009, NCSC’s net loss exceeded its equity balance by $8.1 million primarily due to NCSC’s $17 million in derivative forward value losses during the period.  In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, National Rural is required to absorb the $8.1 million excess NCSC loss.  Minority interest for the nine months ended February 28, 2009 represents $0.3 million of year-to-date RTFC net loss and $2.9 million of the $11 million year-to-date NCSC net loss.  Minority interest for the nine months ended February 29, 2008 represents the total year-to-date RTFC and NCSC net loss since NCSC losses did not exceed its equity during that period.

Net Loss
The change in the items described above resulted in an increase in net loss of $98 million for the nine months ended February 28, 2009 from the comparable prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value and adds back minority interest, was $60 million, compared with an adjusted net income of $123 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income.

Three Months Ended February 28, 2009 versus February 29, 2008
The following table presents the results of operations for the three months ended February 28, 2009 versus February 29, 2008.

	For the three months ended
(Dollar amounts in thousands)	February 28, 2009	February 29, 2008	Increase/ (Decrease)
Interest income	$271,433	$266,576	$4,857
Interest expense	(240,116)	(233,468)	(6,648)
Net interest income	31,317	33,108	(1,791)
Recovery of loan losses	10,415	33,599	(23,184)
Net interest income after recovery of loan losses	41,732	66,707	(24,975)

Non-interest income:
Rental and other income	220	367	(147)
Derivative cash settlements	104,012	10,463	93,549
Results of operations of foreclosed assets	801	2,401	(1,600)
Total non-interest income	105,033	13,231	91,802

Non-interest (expense) income:
Salaries and employee benefits	(10,036)	(9,398)	(638)
Other general and administrative expenses	(6,430)	(5,862)	(568)
(Provision for) recovery of guarantee liability	(338)	1,000	(1,338)
Market adjustment on foreclosed assets	(1,652)	(5,840)	4,188
Derivative forward value	(53,046)	(64,266)	11,220
Loss on sale of loans	-	(158)	158
Total non-interest expense	(71,502)	(84,524)	13,022

Income (loss) prior to income taxes and minority interest	75,263	(4,586)	79,849

Income tax (expense) benefit	(183)	2,175	(2,358)
Minority interest, net of income taxes	159	2,088	(1,929)
Net income (loss)	$75,239	$(323)	$75,562

TIER (1)	1.31	-
Adjusted TIER (2)	1.94	1.28
(1) For the three months ended February 29, 2008, the Company reported a net loss of $0.3 million, thus the TIER calculation results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following table summarizes the Company's operating results expressed as an annualized percentage of average loans outstanding.

	For the three months ended
	February 28, 2009	February 29, 2008	Increase/ (Decrease)
Interest income	5.51%	5.77%	(0.26)%
Interest expense	(4.87)	(5.05)	0.18
Net interest income	0.64	0.72	(0.08)
Recovery of loan losses	0.21	0.73	(0.52)
Net interest income after recovery of loan losses	0.85	1.45	(0.60)

Non-interest income:
Rental and other income	-	0.01	(0.01)
Derivative cash settlements	2.11	0.22	1.89
Results of operations of foreclosed assets	0.02	0.05	(0.03)
Total non-interest income	2.13	0.28	1.85

Non-interest (expense) income:
Salaries and employee benefits	(0.20)	(0.20)	-
Other general and administrative expenses	(0.13)	(0.13)	-
(Provision for) recovery of guarantee liability	(0.01)	0.02	(0.03)
Market adjustment on foreclosed assets	(0.03)	(0.13)	0.10
Derivative forward value	(1.08)	(1.39)	0.31
Total non-interest expense	(1.45)	(1.83)	0.38

Income (loss) prior to income taxes and minority interest	1.53	(0.10)	1.63

Income tax benefit	-	0.05	(0.05)
Minority interest, net of income taxes	-	0.04	(0.04)
Net income (loss)	1.53%	(0.01)%	1.54%

Adjusted net interest income (1)	2.75%	0.94%	1.81%
Adjusted income prior to income taxes and minority interest (2)	2.61%	1.29%	1.32%
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

Rate Volume Variance Table
(Dollar amounts in millions)

	For the three months ended
	February 28, 2009			February 29, 2008			Change due to
	Average Loan Balance	Income/ (Cost)	Rate	Average Loan Balance	Income/ (Cost)	Rate	Volume (1)	Rate (2)	Total
Interest income:
National Rural	$17,862	$245	5.56%	$16,339	$236	5.81%	$19	$(10)	$9
RTFC	1,688	19	4.53	1,769	22	4.94	(1)	(2)	(3)
NCSC	439	8	7.10	435	9	7.65	-	(1)	(1)
Total	$19,989	$272	5.51	$18,543	$267	5.77	$18	$(13)	$5

Interest expense:
National Rural	$17,862	$(217)	(4.92)%	$16,339	$(206)	(5.06)%	$(17)	$6	$(11)
RTFC	1,688	(18)	(4.24)	1,769	(20)	(4.65)	1	1	2
NCSC	439	(6)	(5.17)	435	(7)	(6.15)	-	1	1
Total	$19,989	$(241)	(4.87)	$18,543	$(233)	(5.05)	$(16)	$8	$(8)

Net interest income:
National Rural	$17,862	$28	0.64%	$16,339	$30	0.75%	$2	$(4)	$(2)
RTFC	1,688	1	0.29	1,769	2	0.29	-	(1)	(1)
NCSC	439	2	1.93	435	2	1.50	-	-	-
Total	$19,989	$31	0.64	$18,543	$34	0.72	$2	$(5)	$(3)

Derivative cash settlements (3):
National Rural	$12,166	$105	3.52%	$13,094	$10	0.32%	$-	$95	$95
NCSC	193	(1)	(3.18)	201	-	-	-	(1)	(1)
Total	$12,359	$104	3.41	$13,295	$10	0.32	$-	$94	$94

Adjusted interest expense (4):
Total	$19,989	$(137)	(2.76)%	$18,543	$(223)	(4.83)%	$(16)	$102	$86
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

Interest Income
Total interest income reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by income type and as a percentage of average loans outstanding:

	For the three months ended
	February 28, 2009		February 29, 2008		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest on long-term fixed-rate loans (1)	$220,791		$220,117		$674
Interest on long-term variable-rate loans (1)	27,035		20,785		6,250
Interest on short-term loans (1)	18,208		20,224		(2,016)
Total interest income on loans	266,034	5.40%	261,126	5.65%	4,908
Interest on investments (2)	990	0.02	1,832	0.04	(842)
Conversion fees (3)	1,355	0.03	1,587	0.04	(232)
Make-whole and prepayment fees (4)	203	-	533	0.01	(330)
Commitment and guarantee fees (5)	2,196	0.05	822	0.02	1,374
Other fees	655	0.01	676	0.01	(21)
Total interest income	$271,433	5.51%	$266,576	5.77%	$4,857
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
(5) Commitment fees for RTFC loan commitments are, in most cases, refundable on a pro-rata basis according to the amount of the loan commitment that is advanced.  Such refundable fees are deferred and then recognized on a pro rata basis based on the portion of the loan that is not advanced prior to the expiration of the commitment.  Commitment fees on National Rural loan commitments are not refundable and are billed and recognized based on the unused portion of committed lines of credit.  Guarantee fees, including fees related to the Company’s obligation to perform as liquidity provider, are deferred and amortized using the straight-line method into interest income over the life of the guarantee.

The $5 million or 2 percent increase in interest income for the three months ended February 28, 2009, as compared with the prior-year period was due to a $1,446 million, or 8 percent, increase in average loan volume largely offset by a 26 basis point decline in the net yield earned due to lower variable interest rates.

For the three months ended February 28, 2009, the Company had a reduction to interest income of $14 million due to non-accrual loans compared with a reduction of $16 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $7 million for the three months ended February 28, 2009 as compared with $8 million for the comparable prior-year period.  The telecommunications interest income was reduced by $7 million for the three months ended February 28, 2009 as compared with $8 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Total interest expense reported on the consolidated statements of operations and shown in the Rate Volume Variance Table above is summarized as follows by expense type and as a percentage of average loans outstanding:

	For the three months ended
	February 28, 2009		February 29, 2008		Increase/
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	(Decrease)
Interest expense (1):
Commercial paper and bid notes	$13,424		$30,639		$(17,215)
Medium-term notes	80,503		82,555		(2,052)
Collateral trust bonds	80,110		61,213		18,897
Subordinated deferrable debt	4,916		4,916		-
Subordinated certificates	13,475		12,297		1,178
Long-term private debt	36,598		34,359		2,239
Total interest expense on debt	229,026	4.65%	225,979	4.89%	3,047
Debt issuance costs (2)	2,692	0.05	2,328	0.05	364
Commitment and guarantee fees (3)	5,871	0.12	4,602	0.10	1,269
Other fees	2,527	0.05	559	0.01	1,968
Total interest expense	$240,116	4.87%	$233,468	5.05%	$6,648
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

The $7 million or 3 percent increase in total interest expense for the three months ended February 28, 2009 compared with the prior-year period was due to a 18 basis point decline in the overall cost of the Company’s debt which was partly offset by an increase in the weighted-average level of debt outstanding to fund loan growth.  The decline in debt costs was primarily attributable to a decline in the cost of the Company’s variable-rate debt as a result of a lower interest rate environment compared with the prior-year period.  The growth in debt outstanding was partially attributed to amounts borrowed under the REDLG program, notes payable issued to Farmer Mac and new issuances of collateral trust bonds since February 29, 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $137 million for the three months ended February 28, 2009, compared with $223 million for the prior-year period as a result of lower interest rates as noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in its interest expense.

Net Interest Income
The $3 million decrease in net interest income for the three months ended February 28, 2009 compared with the prior-year period was due to the 26 basis point decline in the yield of the Company’s loan portfolio and the additional debt required to fund the increase in loans partially offset by the increase in average loan volume and the 18 basis point decline in the overall cost of debt.  The adjusted net interest income, which includes all derivative cash settlements, for the three months ended February 28, 2009 was $135 million, an increase of $91 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment the Company makes in its financial analysis to include all derivative cash settlements in determining its adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of Loan Losses
The $10 million recovery for loan losses for the quarter ended February 28, 2009 resulted from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.

Non-interest Income
Non-interest income for the three months ended February 28, 2009 increased $92 million as compared with the prior-year period.  During the third quarter of fiscal year 2009, the Company terminated several receive-fixed, pay-variable interest rate swaps with notional amounts totaling $583 million that resulted in payments to the Company totaling $97 million which was recorded in the statement of operations as derivative cash settlements. Of the $583 million notional amount of derivative contracts terminated, the Company initiated the termination on $495 million of the total while the counterparty initiated the request to terminate $88 million (these swaps were terminated at par resulting in no cash payments or receipts).  As a result of these terminations, the Company recorded a charge to the derivative forward value line during the three and nine months ended February 28, 2009 to reduce the derivative asset by $97 million. The income recorded in cash settlements for the payments received and the charge to derivative forward value are offsetting, thus there was no impact to reported net income as a result of these transactions. While there was no effect on reported net income, adjusted net income and the related adjusted equity increased by $97 million as a result of these transactions.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income and equity.

The Company terminated these derivative instruments primarily to increase its adjusted equity base for the fiscal year to partially offset losses from the quarter ended November 30, 2008.  Terminating these swaps also had the benefit of reducing the Company’s counterparty risk exposure to two out of the three counterparties to these instruments.  The economic effect of terminating these transactions was to accelerate into the current period the benefit the Company would have realized in future periods in the form of lower debt costs based upon expected future interest rates.  The cash settlements income was partly offset by the decrease in cash settlements as a result of lower short-term interest rates during the three months ended February 28, 2009 compared with the three months ended February 29, 2008 as the Company received a variable rate on the majority of its derivative contracts during both periods.

Non-interest Expense
Non-interest expense decreased by $13 million for the three months ended February 28, 2009 compared with the prior-year period primarily due to the $11 million decrease in the derivative forward value expense explained below and the $4 million decrease in the fair value adjustment on foreclosed assets.  The fair value adjustment on foreclosed assets for the three months ended February 28, 2009 is based on decreasing collateral values.

The $11 million decrease in the derivative forward value expense during the three months ended February 28, 2009 compared with the prior-year period was due to the reversal of the previously recorded $97 million derivative asset related to terminated interest rate exchange agreements, changes in the estimate of future interest rates over the remaining life of the derivative contracts and a 7 percent reduction in the average notional amount of derivatives outstanding.

Net Loss
The change in the items described above resulted in an increase in net income of $76 million for the three months ended February 28, 2009 from the comparable prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value and adds back minority interest, was $128 million, compared with an adjusted net income of $62 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments the Company makes in its financial analysis to net income.

Ratio of Earnings to Fixed Charges
The following table provides the calculation of the ratio of earnings to fixed charges.  The ratio of earnings to fixed charges is the same calculation as TIER.  See Results of Operations for a discussion of TIER and adjustments that the Company makes to the TIER calculation.

	Three months ended		Nine months ended
(Dollar amounts in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Loss prior to cumulative effect of
change in accounting principle	$75,239	$(323)	$(139,907)	$(41,931)
Add: fixed charges	240,116	233,468	694,649	720,810

Earnings available for fixed charges	$315,355	$233,145	$554,742	$678,879

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$240,116	$233,468	$694,649	$720,810
Ratio of earnings to fixed charges (1)	1.31	-	-	-
(1) For the nine months ended February 28, 2009, earnings were insufficient to cover fixed charges by $140 million.  For the three and nine months ended February 29, 2008, earnings were insufficient to cover fixed charges by $0.3 million and $42 million, respectively.

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

The following table summarizes loans outstanding by type and by segment:

(dollar amounts in thousands)	February 28, 2009		May 31, 2008		Increase/ (Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed-rate loans	$14,918,909	74%	$15,418,662	81%	$(499,753)
Long-term variable-rate loans	3,213,502	16	1,918,216	10	1,295,286
Total long-term loans	18,132,411	90	17,336,878	91	795,533
Short-term loans (2)	2,036,467	10	1,690,117	9	346,350
Total loans	$20,168,878	100%	$19,026,995	100%	$1,141,883

(dollar amounts in thousands)	February 28, 2009		May 31, 2008		Increase/ (Decrease)
Loans by segment:
National Rural:
Distribution	$13,845,609	69%	$13,438,370	71%	$407,239
Power supply	4,114,046	21	3,339,112	17	774,934
Statewide and associate	94,317	-	108,925	1	(14,608)
National Rural total	18,053,972	90	16,886,407	89	1,167,565
RTFC	1,674,307	8	1,726,514	9	(52,207)
NCSC	440,599	2	414,074	2	26,525
Total	$20,168,878	100%	$19,026,995	100%	$1,141,883
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans that are subject to interest rate adjustment monthly or semi-monthly.

The Company's loans outstanding increased by 6 percent for the nine months ended February 28, 2009.  The primary reasons for the National Rural loan growth were an increase by members in RUS note buyouts, funding of capital expenditures, bridge financing to fund projects prior to receipt of RUS funding and funding for renewable energy projects.

Loans that converted from a fixed rate to a variable rate totaled $775 million, which was partially offset by $169 million of loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2009.  The significant shift in fixed-rate loans converting to variable rates was the result of extremely low variable rates available due to the Federal Reserve lowering the federal funds rate to historically low levels in the latter half of 2008.  For the nine months ended February 29, 2008, loans converting from a fixed rate to variable rate was $223 million, which was more than offset by $251 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	February 28, 2009		May 31, 2008		Increase/ (Decrease)
National Rural:
Distribution	$14,099,681	66%	$13,622,829	68%	$476,852
Power supply	5,041,481	23	4,125,567	20	915,914
Statewide and associate	116,843	1	131,710	1	(14,867)
National Rural total	19,258,005	90	17,880,106	89	1,377,899
RTFC	1,674,807	8	1,726,774	9	(51,967)
NCSC	506,082	2	457,255	2	48,827
Total	$21,438,894	100%	$20,064,135	100%	$1,374,759

The following table summarizes the RTFC segment loans and guarantees outstanding:

(dollar amounts in thousands)	February 28, 2009		May 31, 2008		Increase/ (Decrease)
Rural local exchange carriers	$1,471,172	88%	$1,518,197	88%	$(47,025)
Cable television providers	152,630	9	153,539	9	(909)
Fiber optic network providers	8,356	1	16,884	1	(8,528)
Competitive local exchange carriers	35,724	2	29,871	2	5,853
Wireless providers	4,343	-	4,579	-	(236)
Other	2,582	-	3,704	-	(1,122)
Total	$1,674,807	100%	$1,726,774	100%	$(51,967)

The Company's members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At February 28, 2009 and May 31, 2008, loans and guarantees outstanding to members in any one state or territory did not exceed 17 percent of total loans and guarantees outstanding.

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

The calculation of total exposure includes facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or cancelled.

At February 28, 2009 and May 31, 2008, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.7 percent, respectively, of total loans and guarantees outstanding.  At February 28, 2009, the ten largest borrowers included three distribution systems, six power supply systems and one telecommunications system. At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system.  Over the past five years, the Company has reduced its single obligor concentrations in the telecommunications portfolio resulting in outstanding loans at February 28, 2009 averaging $10 million per active, performing telecommunications borrower.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	February 28, 2009		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,580,096		$3,395,865		$184,231
Guarantees	352,544		164,740		187,804
Total credit exposure to ten largest borrowers	$3,932,640	18%	$3,560,605	18%	$372,035

Total by segment:
National Rural	$3,410,131		$3,043,905		$366,226
RTFC	491,509		491,700		(191)
NCSC	31,000		25,000		6,000
Total credit exposure to ten largest borrowers	$3,932,640	18%	$3,560,605	18%	$372,035

Security Provisions
Except when providing short-term loans, the Company typically lends to its members on a senior secured basis.  Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.  Guarantee reimbursement obligations are typically secured on a parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset.  In addition to the collateral received, borrowers are also required to set rates charged to customers that are designed to achieve certain financial ratios.

The following table summarizes the Company's unsecured credit exposure as a percentage of total exposure by type and by segment:

	February 28, 2009		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,764,639		$2,150,739		$613,900
Guarantees	324,240		235,816		88,424
Total unsecured credit exposure	$3,088,879	14%	$2,386,555	11%	$702,324

Total by segment:
National Rural	$2,787,682		$2,100,676		$687,006
RTFC	238,583		229,287		9,296
NCSC	62,614		56,592		6,022
Total unsecured credit exposure	$3,088,879	14%	$2,386,555	11%	$702,324

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, the Company typically places the loan on non-accrual status and reverses all accrued and unpaid interest back to the date of the last payment.  In certain circumstances, a performing restructured loan can also remain on non-accrual status (see Restructured Loans).  The Company generally applies all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At February 28, 2009 and May 31, 2008, the Company had non-performing loans outstanding in the amount of $498 million and $507 million, respectively.  All loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.

At February 28, 2009 and May 31, 2008, non-performing loans include $492 million to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to the Company since June 2005.  RTFC is the primary secured lender to ICC.

In February 2006, involuntary bankruptcy petitions were filed against Prosser, ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC"); and on April 26, 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court for the District of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural thereby resolving all the loan related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against National Rural and certain of its officers and directors and other parties in various proceedings.  National Rural therefore anticipates that it will continue to be engaged in defense of the actions, as well as pursuing claims of its own.

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

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the U.S. Virgin Islands, the British Virgin Islands and St. Martin (the “Group 1 Assets”); Group 2 consisting of ICC assets and stock in ICC subsidiaries operating in France and certain of its Caribbean territories and the Netherland Antilles (the “Group 2 Assets”); and Group 3 consisting of the newspaper and media operations of ICC (the “Group 3 Assets”).

The Group 3 Assets were sold in May 2008 and the distribution of proceeds was approved by the Court resulting in a net recovery to the Company.  The Group 2 Assets were sold in December 2008 and the distribution of proceeds was approved by the Court resulting in a net recovery to the Company.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group I Assets to RTFC.  RTFC will now begin the process of obtaining the applicable regulatory approvals.  The Court has scheduled a status hearing for July 22, 2009, with a final hearing regarding the sale tentatively scheduled for August 31, 2009.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 14, Restructured/Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, the Company believes that it is adequately reserved for its exposure to ICC at February 28, 2009.

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

At February 28, 2009 and May 31, 2008, restructured loans totaled $545 million and $577 million, respectively.  A total of $498 million and $519 million of restructured loans were on non-accrual status at February 28, 2009 and May 31, 2008, respectively.  At February 29, 2008, $526 million of restructured loans were on non-accrual status.

At February 28, 2009 and May 31, 2008, the Company had $498 million and $519 million, respectively, of restructured loans outstanding to CoServ. All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at February 28, 2009 and May 31, 2008.  Total loans to CoServ at February 28, 2009 and May 31, 2008 represented 2.4 percent and 2.7 percent of the Company's total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under the facility, advances are limited to $46 million per year.  Thus, as of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for $405 million plus an interest payment true up on or after December 13, 2008.  National Rural has received no notice from CoServ that it intends to prepay the loan.

CoServ and National Rural have no claims related to any of the legal actions asserted prior to or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to CoServ at February 28, 2009.

At February 28, 2009 and May 31, 2008, National Rural had a total of $42 million and $52 million, respectively, in loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer was current with respect to all debt service payments at February 28, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on its analysis, the Company believes that it is adequately reserved for its exposure to Pioneer at February 28, 2009.

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

As events related to the borrower take place and economic conditions and the Company's assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted quarterly based on the most current information available. At February 28, 2009 and May 31, 2008, the Company had impaired loans totaling $1,038 million and $1,078 million, respectively.  At February 28, 2009 and May 31, 2008, National Rural had specifically reserved $423 million and $331 million, respectively, to cover impaired loans.

The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	February 28, 2009	May 31, 2008
Non-performing loans	$498,294	$506,864
Percent of loans outstanding	2.47%	2.67%
Percent of loans and guarantees outstanding	2.32	2.52

Restructured loans	$544,961	$577,111
Percent of loans outstanding	2.70%	3.03%
Percent of loans and guarantees outstanding	2.54	2.88

Total non-performing and restructured loans	$1,043,255	$1,083,975
Percent of loans outstanding	5.17%	5.70%
Percent of loans and guarantees outstanding	4.86	5.40

Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio.  The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, could affect the risk of loss in its loan portfolio.  The Company reviews and adjusts the allowance quarterly to cover estimated probable losses in the portfolio.

Management makes recommendations to the board of directors of National Rural regarding charge-offs of loan balances.  In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flow analysis and the collateral securing the borrower's loans.  Since inception in 1969, charge-offs totaled $214 million and recoveries totaled $34 million for a net loan loss of $180 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the nine months ended and as of		For the year ended and as of
(dollar amounts in thousands)	February 28, 2009	February 29, 2008	May 31, 2008
Beginning balance	$514,906	$561,663	$561,663
Provision for (recovery of) loan losses	126,577	(47,900)	(30,262)
Net charge-offs	(2,900)	(16,503)	(16,495)
Ending balance	$638,583	$497,260	$514,906
`
Loan loss allowance by segment:
National Rural	$638,436	$496,891	$514,626
NCSC	147	369	280
Total	$638,583	$497,260	$514,906

As a percentage of total loans outstanding	3.17%	2.66%	2.71%
As a percentage of total non-performing loans outstanding	128.15	98.59	101.59
As a percentage of total restructured loans outstanding	117.18	85.08	89.22
As a percentage of total loans on non-accrual	64.10	48.24	50.18

In late November 2008, the Company engaged an outside consultant to renew the valuation of ICC that had been performed during the summer of 2008.  The update of the appraisal of ICC assets was triggered by the changing economic conditions that occurred during the Company’s second quarter of fiscal year 2009, especially the tightening of the credit markets, coupled with indicators the Company was receiving from potential third party investors responding to the upcoming auction of the ICC assets.  As a result of this new information, the Company recorded an addition to the provision for loan losses of $114 million during the quarter ended November 30, 2008.  The Company believes that, as a result of this additional provision for losses, it is adequately reserved against losses associated with ICC at February 28, 2009.  The remaining increase in the loan loss provision for the nine months ended February 28, 2009 was due to the $1,142 million increase in loans outstanding partly offset by principal payments received on impaired loans.

National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and only a small loan loss allowance is required at NCSC to cover the exposure to consumer loans.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following table provides a breakout of debt outstanding:

(dollar amounts in thousands)	February 28, 2009	May 31, 2008	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,538,381	$3,050,264	$(511,883)
Bank bid notes	275,000	100,000	175,000
Term loan	200,000	-	200,000
Long-term debt with remaining maturities less than one year	2,354,029	3,177,189	(823,160)
Total short-term debt	5,367,410	6,327,453	(960,043)
Long-term debt:
Collateral trust bonds	4,973,551	2,886,580	2,086,971
Notes payable	3,853,210	2,956,403	896,807
Medium-term notes	3,397,695	4,330,604	(932,909)
Total long-term debt	12,224,456	10,173,587	2,050,869
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	649,465	649,465	-
Loan certificates	695,648	654,047	41,601
Guarantee certificates	127,438	103,267	24,171
Member capital securities	96,615	-	96,615
Total members' subordinated certificates	1,569,166	1,406,779	162,387
Total debt outstanding	$19,472,472	$18,219,259	$1,253,213

Percentage of fixed-rate debt (2)	84%	82%
Percentage of variable-rate debt (3)	16	18
Percentage of long-term debt	72	65
Percentage of short-term debt	28	35
(1) Includes $365 million and $251 million related to the daily liquidity fund at February 28, 2009 and May 31, 2008, respectively.
(2) Includes variable-rate debt that has been swapped to a fixed rate less any fixed-rate debt that has been swapped to a variable rate.
(3) The rate on commercial paper notes does not change once the note has been issued.  However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days.  Therefore, commercial paper notes are considered to be variable-rate debt.  Also includes fixed-rate debt that has been swapped to a variable rate less any variable-rate debt that has been swapped to a fixed rate.

Total debt outstanding at February 28, 2009 increased compared with May 31, 2008 to fund the $1,142 million increase in loans outstanding.  Approximately $2,575 million of collateral trust bonds, medium-term notes, and secured notes payable matured during the nine months ended February 28, 2009.  The maturing debt was replaced with $3,500 million of new term debt issued during the period.  The Company issued the following debt through the capital markets or in private placement of debt during the nine months ended February 28, 2009:

•	$900 million of 5.50 percent collateral trust bonds issued in June 2008 and due 2013;
•	$400 million of floating-rate collateral trust bonds issued in June 2008 and due 2010;
•	$1,000 million of 10.375 percent collateral trust bonds issued in October 2008 and due 2018;
•	$200 million term loan issued in January 2009;
•	$500 million in variable-rate notes to Farmer Mac at a blended interest rate of 3.871 percent issued during the three months ended February 28, 2009; and
•	$500 million from the FFB under a loan facility with a guarantee of repayment by the RUS as part of the REDLG program issued in September 2008 and due 2028.

In February 2009, the Company entered into a note purchase agreement in the amount of $500 million with Farmer Mac.  The agreement allows National Rural to borrow up to $500 million from Farmer Mac through February 29, 2016.  Advances under the agreement must occur prior to February 28, 2011.  National Rural may select a fixed rate or variable rate at the time of each advance.  Notes with a fixed interest rate will be based on the applicable benchmark treasury rate plus a spread determined at the time of the advance and will mature five years from the closing date up to February 29, 2016.  Notes with a variable interest rate will be based on three month LIBOR plus a spread determined at the time of the advance and may have a maturity of two years or less from the closing date up to February 28, 2013.  At February 28, 2009, this $500 million remains unadvanced.

At February 28, 2009 and May 31, 2008, there was no foreign denominated debt outstanding.

The increase to members' subordinated certificates for the nine months ended February 28, 2009 was due to the Company’s issuance of $97 million in member capital securities during the nine months ended February 28, 2009 and a net increase of $66 million to loan and guarantee certificates.   A total of $96 million of loan and guarantee certificates were issued in relation to new loans and guarantees outstanding and were partially offset by $30 million of subordinated certificates maturing due to loan prepayments, maturities and normal amortization.  The Company began issuing member capital securities in the quarter ended February 28, 2009.  Member capital securities are unsecured obligations of National Rural that are subordinate to all existing and future senior indebtedness of National Rural and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but rank pari passu to National Rural’s member subordinated certificates.  Subsequent to the end of the quarter through April 7, 2009, an additional $78 million of member capital securities were sold bringing the total to $175 million.

Minority Interest
At February 28, 2009 and May 31, 2008, the Company reported minority interests of $11 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the nine months ended February 28, 2009, NCSC’s net loss of $11 million exceeded its equity balance by $8.1 million, which eliminated the NCSC equity presented in minority interest.  In accordance with ARB 51, National Rural is required to absorb the $8.1 million NCSC excess loss.  NCSC’s losses during the nine months ended February 28, 2009 were primarily due to its $17 million derivative forward value losses.

NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

Equity
The following table provides a breakout of the equity balances:

(in thousands)	February 28, 2009	May 31, 2008	Increase/ (Decrease)
Membership fees	$992	$993	$(1)
Education fund	793	1,484	(691)
Members' capital reserve	187,099	187,409	(310)
Allocated net income	338,033	423,249	(85,216)
Unallocated net income (loss) (1)	46,205	(53)	46,258
Total members' equity	573,122	613,082	(39,960)
Prior years’ cumulative derivative forward
value and foreign currency adjustments	44,056	131,551	(87,495)
Year-to-date derivative forward value loss (2)	(186,165)	(87,495)	(98,670)
Total retained equity	431,013	657,138	(226,125)
Accumulated other comprehensive income	8,269	8,827	(558)
Total equity	$439,282	$665,965	$(226,683)
(1) Excludes derivative forward value and foreign currency adjustments.  Unallocated net loss at February 28, 2009 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $8.1 million.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

To become a member, applicants are required to pay a one-time fee. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  Subsequent to the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the education fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash effects of

SFAS 133 and SFAS 52.  National Rural allocates a small portion, less than one percent, of net earnings annually to the education fund.  The allocation to the education fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the education fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At February 28, 2009, total equity decreased by $227 million from May 31, 2008 due to the board authorized patronage capital retirement and the net loss of $140 million.  In July 2008, National Rural's board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70 percent of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was paid to members in October 2008.

Contractual Obligations
The following table summarizes the long-term contractual obligations at February 28, 2009 and the scheduled reductions by fiscal year.

(in millions)						More than 5
Instrument	2009	2010	2011	2012	2013	Years	Total
Long-term debt due in less than one year	$68	$2,286	$-	$-	$-	$-	$2,354
Long-term debt	-	151	1,434	2,100	440	8,099	12,224
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	1	17	15	51	21	1,207	1,312
Operating leases (2)	1	4	1	-	-	-	6
Contractual interest on long-term debt (3)	207	752	681	630	543	4,986	7,799
Total contractual obligations	$277	$3,210	$2,131	$2,781	$1,004	$14,603	$24,006
(1) Excludes loan subordinated certificates totaling $257 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12 percent of amortizing loan subordinated certificates outstanding.
(2) Primarily represents the payment obligation related to the Company's lease of office space for its headquarters facility.  In September 2008, the Company exercised the option to extend the lease for an additional one-year period.
(3) Represents the interest obligation on the Company's debt based on terms and conditions at February 28, 2009.

Off-Balance Sheet Obligations
Guarantees
The following table provides a breakout of guarantees outstanding by type and by segment:

	February 28,	May 31,	Increase/
(in thousands)	2009	2008	(Decrease)
Total by type:
Long-term tax-exempt bonds	$633,005	$498,495	$134,510
Indemnifications of tax benefit transfers	84,649	94,821	(10,172)
Letters of credit	453,806	343,424	110,382
Other guarantees	98,556	100,400	(1,844)
Total	$1,270,016	$1,037,140	$232,876

Total by segment:
National Rural	$1,204,033	$993,699	$210,334
RTFC	500	260	240
NCSC	65,483	43,181	22,302
Total	$1,270,016	$1,037,140	$232,876

The increase in total guarantees during the nine months ended February 28, 2009 is primarily due to the increase in guarantees for long-term tax-exempt bonds and letters of credit.  The Company entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds offset by $29 million of redemptions and normal amortization and $12 million of tax-exempt bonds purchased by the Company as liquidity provider and recorded at fair value as investments in trading securities on the consolidated balance sheet at February 28, 2009.

At February 28, 2009 and May 31, 2008, the Company recorded a guarantee liability totaling $34 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at February 28, 2009 and the related notional principal amortization and maturities by fiscal year.

(in thousands)		Principal Amortization and Maturities
	Outstanding
	Notional Balance	2009	2010	2011	2012	2013	Remaining Years
Guarantees (1)	$1,270,016	$87,467	$281,186	$186,524	$71,184	$113,527	$530,128
(1) On a total of $631 million of tax-exempt bonds, National Rural has unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At February 28, 2009, the Company had unadvanced loan commitments totaling $13,845 million, an increase of $271 million over the $13,574 million outstanding at May 31, 2008.  Unadvanced commitments are loans for which loan contracts have been approved and executed, but funds have not been advanced.  Substantially all credit commitments for long-term loans are conditioned on the absence of any material adverse change with respect to the borrower’s financial condition.  Therefore, for a borrower to qualify for the advance of long-term funds, the Company must be satisfied that there has been no material adverse change since the loan was approved based on National Rural's credit underwriting policy at the time the advance is approved.  The Company offers lines of credit loans that may or may not contain a material adverse change condition.  The majority of the short-term unadvanced commitments provide backup liquidity to the Company's borrowers; therefore, the Company does not anticipate funding most of these commitments.  Approximately 56 percent of the outstanding commitments at February 28, 2009 and May 31, 2008 were for short-term and line of credit loans.   Based on the conditions to the advance of funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.  Therefore, unadvanced commitments are classified as contingent liabilities.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at February 28, 2009 was 49.55, an increase from 29.64 at May 31, 2008.  The increase in the leverage ratio is due to an increase of $1,797 million in total liabilities, a decrease of $227 million in total equity and an increase of $233 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  The primary reason for the increase in total liabilities during the nine months ended February 28, 2009 was to fund the $1,142 million increase to loans outstanding during the period.

For the purpose of covenant compliance on its revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine adjusted equity.  At February 28, 2009 and May 31, 2008, the adjusted leverage ratio was 7.74 and 7.50, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments the Company makes in its leverage ratio calculation.

The increase in the adjusted leverage ratio is due to an increase in adjusted liabilities of $1,240 million and an increase in guarantees of $233 million partially offset by a $119 million increase in adjusted equity as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at February 28, 2009 was 46.66, an increase from 28.08 at May 31, 2008.  The increase in the debt to equity ratio is due to the decrease of $227 million in total equity and an increase of $1,797 million in total liabilities as discussed under the Liabilities, Minority Interest and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine adjusted equity.  At February 28, 2009 and May 31, 2008, the adjusted debt to equity ratio was 7.22 and 7.06, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The increase in the adjusted debt to equity ratio is due to an increase of $1,240 million in adjusted liabilities partially offset by the increase of $119 million in adjusted equity.

Credit Ratings
The Company's long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents the Company's credit ratings at February 28, 2009.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A+
Senior unsecured debt	A2	A	A
Subordinated deferrable debt	A3	BBB	A-
Commercial paper	P-1	A-1	F1

Guarantees:
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F1

The ratings listed above have the meaning as defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating organizations.

At February 28, 2009 and through the date of this filing, Moody's Investors Service, Standard & Poor’s Corporation and Fitch Ratings had the Company's ratings on stable outlook.  On February 24, 2009, Standard & Poor’s Corporation lowered the debt ratings on subordinated deferrable debt issued by 47 issuers including those of the Company.  The rating for such debt of the Company was lowered from BBB+ to BBB.

Liquidity and Capital Resources
The following section discusses the Company's sources and uses of liquidity.  The Company's primary sources of liquidity include capital market debt issuance, private debt issuance, member loan principal repayments, member loan interest payments, revolving bank line facilities and member investments.  The Company's primary uses of liquidity include loan advances, interest payments on debt, principal repayments on debt and patronage capital retirements.  The Company believes that its sources of liquidity are adequate to cover the uses of liquidity.

During September 2008 and through November 2008, the Company experienced periods in which access to both long-term funding and short-term funding was limited and the cost of such funding was at credit spreads higher than in prior periods.  After the bankruptcy of LBHI and its subsidiaries, the credit markets froze.  Investors were unwilling to take the risk of investing in corporate long-term debt without a significant premium and were unwilling to invest in commercial paper of even the highest rated companies with maturities longer than a week to ten days.  Those disruptions in the capital markets eased during the third quarter of fiscal year 2009 and the Company was able to achieve its funding needs by issuing short-term and long-term debt.  Refer to Liquidity under the Business Overview for additional details about the funding issues experienced by the Company during the nine months ended February 28, 2009.

Sources of Liquidity
Capital Market Debt Issuance
The Company qualifies as a well-known seasoned issuer under SEC rules and filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.  The Company filed an automatic shelf registration statement for an unlimited amount of medium-term notes, member capital securities, and subordinated deferrable debt in November 2008.  Member capital securities are unsecured obligations of National Rural and subordinate to all existing and future senior indebtedness of National Rural and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but will rank pari passu to National Rural’s member subordinated certificates.  As of February 28, 2009, National Rural had issued $97 million of member capital securities.  The amount of member capital securities issued by National Rural increased to a total of $175 million as of April 7, 2009.

The Company has Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  The Company also has Board authorization to issue $1 billion of medium-term notes in the Australian market.  At February 28, 2009, the Company did not have any debt outstanding under the European or Australian programs.  In addition, the Company has a commercial paper program under which it sells commercial paper to investors in the capital markets.  The Company limits the amount of commercial paper that can be sold to the amount of backup liquidity available under the Company's revolving credit agreements.  The Company also obtains short-term funding from the sale of floating-rate demand notes to members under its daily liquidity fund program. The automatic shelf registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a limitation on the aggregate principal amount outstanding at one time of $3 billion.

Private Debt Issuance
The Company also has access to liquidity through the uses of private debt issuances.  In March 2008, the Company issued to Farmer Mac $400 million of floating-rate debt due in 2013.  During the three months ended February 28, 2009, Company issued a total of $500 million notes to Farmer Mac at a blended interest rate of 3.871 percent.  Notes payable issued to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  In February 2009, the Company entered into another $500 million note purchase agreement with Farmer Mac.  This agreement allows National Rural to borrow up to $500 million from Farmer Mac with amounts maturing through February 29, 2016.  Advances under this agreement must occur prior to February 28, 2011.  This $500 million commitment remains unadvanced at February 28, 2009.

Subsequent to the end of the quarter in March 2009, the Company entered into a note purchase agreement in the amount of $400 million with Farmer Mac.  This agreement is for the refinancing of the $400 million secured private placement note that was sold to Farmer Mac in March 2008.  The March 2009 agreement is a 5-year, variable-rate, collateralized, revolving credit facility that allows National Rural to borrow, repay and re-borrow funds at any time or from time to time; provided that the principal amount at any time outstanding under this facility is not more than $400 million in the aggregate.  During April 2009, the Company issued notes totaling $400 million under the March 2009 Farmer Mac agreement at a blended spread over three-month LIBOR of 114 basis points and maturities through March 2014, resulting in the full refinancing of the $400 million outstanding under the March 2008 agreement.

At February 28, 2009, the Company had $3.0 billion of notes payable outstanding under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, including $500 million in additional funding received from the FFB in September 2008.  The $500 million advance has a 2028 maturity date.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $1,020 million a year for fiscal years 2009 to 2013.  There has been significant prepayment activity over the past three fiscal years in the telecommunications loan programs.  The Company does not expect significant loan prepayments in the telecommunications loan portfolio over the next few years.

Member Loan Interest Payments
For the nine months ended February 28, 2009, interest income on the loan portfolio was $789 million, representing an average yield of 5.39 percent as compared with 5.67 percent for the nine months ended February 29, 2008.  At February 28, 2009, 74 percent of total loans outstanding had a fixed rate of interest and a 26 percent of loans outstanding had a variable rate of interest.  At February 28, 2009, a total of 5 percent of loans outstanding were on a non-accrual basis with respect to the recognition of interest income.

Term Loan
On January 21, 2009, the Company entered into a $200 million term loan credit agreement with a syndicate of banks.  On January 29, 2009, the Company borrowed $200 million under this agreement.  Loans outstanding under the credit facility bear interest at variable rates based on, as determined at National Rural's election, the Eurodollar rate plus an applicable margin or a base rate calculated based on the greater of the prime rate, the federal funds effective rate plus an applicable margin, or the one-month LIBOR rate plus an applicable margin.  Loans will mature on January 21, 2010.  In accordance with the terms of the agreement, National Rural is required to comply with maximum leverage and minimum times interest earned ratio covenants, as defined in the agreement, which are similar to those contained in National Rural’s revolving credit agreements described below.  National Rural may terminate the commitments at any time if no amounts are outstanding, or ratably reduce the aggregate amount of the commitments in excess of the aggregate amounts outstanding.

Bank Revolving Credit Facility
The following is a summary of the Company's revolving credit agreements:

(dollar amounts in thousands)	February 28, 2009 (3)	May 31, 2008	Termination Date	Facility fee per year (1)
Five-year agreement	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement (2)	1,500,000	1,500,000	March 13, 2009	5 basis points
Total	$3,650,000	$3,650,000
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

All three agreements in place at February 28, 2009 contain a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee of five basis points must be paid on the outstanding balance.

At February 28, 2009 and May 31, 2008, the Company was in compliance with all covenants and conditions under its revolving credit agreements and there were no borrowings outstanding under these agreements.

LBB, a subsidiary of LBHI, which has filed a petition under Chapter 11 of the United States Bankruptcy Code, is a participant for up to $239 million of National Rural’s revolving credit facilities of which no amount has been advanced.  On October 7, 2008, the Company drew down $418.5 million from the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance.  LBB did not fund its portion of the draw.  As a result, the Company does not believe that LBB’s $239 million portion of the credit facilities will be available in the future.  The Company believes that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facilities will be adequate to fund its operations in the near term.  The Company repaid the $418.5 million borrowed under its revolving credit facility on November 13, 2008. See the Financial Overview section for additional information.

For calculating the required financial covenants contained in its revolving credit agreements, the Company adjusts net income, senior debt and total equity to exclude the non-cash adjustments related to SFAS 133 and SFAS 52.  The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to SFAS 133 and SFAS 52, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:
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

The following represents the Company's required and actual financial ratios under the revolving credit agreements at or for the nine months ended February 28, 2009 and at or for the year ended May 31, 2008:

		Actual
	Requirement	February 28, 2009	May 31, 2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.16

Minimum adjusted TIER at prior fiscal year end (1)	1.05	1.15	1.15

Maximum ratio of senior debt to total equity	10.00	7.51	7.33

(1) The Company must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but National Rural must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

On March 13, 2009, the Company replaced the $1,500 million 364-day revolving credit agreement in place at February 28, 2009 with a new $1,000 million 364-day agreement that expires on March 12, 2010.  The facility fee for the new 364-day facility is currently 0.125 of 1 percent per year.  The facility fee is determined by pricing matrices in the agreement and is payable quarterly.  National Rural has the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 2 percent or the one-month LIBOR rate plus 2 percent, plus an applicable margin to be determined by pricing matrices in the agreement.  In the 364-day revolving credit agreement, the Company has the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment may be increased without the consent of the lender and administrative agent.  National Rural's five-year agreement totaling $1,025 million is still in effect and expires on March 22, 2011.  National Rural's five-year agreement totaling $1,125 million is still in effect and expires on March 16, 2012.  The total committed credit available under these three current facilities was $3,016 million at March 13, 2009.  This amount excludes $134 million from LBB as National Rural does not expect LBB to fund its portion of the credit commitment under the two five-year agreements.

Member Investments
At both February 28, 2009 and May 31, 2008, members funded 20.2 percent and 20.3 percent, respectively, of total assets.  Below is a table showing the components of member investments in the Company:

	February 28, 2009		May 31, 2008		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,441,621	57%	$1,526,559	50%	$(84,938)
Medium-term notes	653,719	12	392,739	8	260,980
Members' subordinated certificates	1,569,166	100	1,406,779	100	162,387
Members' equity (3)	573,122	100	613,082	100	(39,960)
Total	$4,237,628		$3,939,159		$298,469
Percentage of total assets	20.2%		20.3%
Percentage of total assets less derivative assets (3)	20.6%		20.6%

(1) Represents the percentage of each line item outstanding to the Company’s members.
(2) Includes $365 million and $251 million related to the daily liquidity fund at February 28, 2009 and May 31, 2008, respectively.
(3) See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

The Company has viewed member commercial paper investments as a more stable source of funding for the Company than investor purchased commercial paper.  Member commercial paper investments have averaged $1,280 million outstanding since January 1, 2007.

Uses of Liquidity
Loan Advances
Loan advances are the result of new loans approved to members and from the unadvanced portion of loans that were approved prior to February 28, 2009.  At February 28, 2009, the Company had unadvanced loan commitments totaling $13,845 million.  The Company does not expect to advance the full amount of the unadvanced commitments.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately 56 percent of the outstanding commitments at February 28, 2009 were for short-term or line of credit loans.

Interest Expense on Debt
For the nine months ended February 28, 2009, interest expense on debt was $667 million and had a weighted-average cost of 4.56 percent for the period compared with 5.05 percent for the nine months ended February 29, 2008.  The decline in the cost of debt was the result of the overall lower interest rate environment’s effect on short-term and variable-rate debt.  At February 28, 2009, a total of 84 percent of outstanding debt had a fixed interest rate and 16 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following February 28, 2009 and thereafter is as follows:

Amount
(in thousands)	Maturing (1)
2009	$69,297
2010	2,453,830
2011	1,448,533
2012	2,151,497
2013	461,009
Thereafter	9,617,931
Total	$16,202,097
(1) Excludes loan subordinated certificates totaling $257 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, thus an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $30 million.  In fiscal year 2008, amortization represented 12 percent of amortizing loan subordinated certificates outstanding.

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

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed-rate loan portfolio.  The Company does not match fund the majority of its fixed-rate loans with a specific debt issuance at the time the loans are advanced.  The Company aggregates fixed-rate loans until the volume reaches a level that will allow an economically efficient issuance of debt.  The Company uses fixed-rate collateral trust bonds, medium-term notes, subordinated deferrable debt, members' subordinated certificates, members' equity and variable-rate debt to fund fixed-rate loans.  The Company allows borrowers flexibility in the selection of the period for which a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, the Company performs a monthly gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members' equity maturing by year (see table on page 60).  The interest rate risk is deemed minimal on variable-rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At February 28, 2009 and May 31, 2008, 26 percent and 19 percent, respectively, of loans carried variable interest rates.

It is the Company's funding objective to manage the matched funding of asset and liability repricing terms within a range of three percent of total assets excluding derivative assets.  However, at February 28, 2009, the Company’s matched funding was outside of this range.  At February 28, 2009, the Company had $14,915 million of fixed-rate assets amortizing or repricing, funded by $14,427 million of fixed-rate liabilities maturing during the next 30 years and $1,677 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $1,189 million, or 6 percent of total assets and total assets excluding derivative assets, represents the fixed-rate debt and equity maturing during the next 30 years in excess of the fixed-rate assets.

The Company provides its members with many options on its loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to prepay the loan.  As a result, there is a possibility of significant changes in the composition of the loan portfolio.  Items contributing to the prefunded position include the following:
•	Over 50 percent of the long-term loans subject to repricing in January through March of 2009 moved from a fixed rate to a variable rate.
•
To pay down commercial paper and refinance maturing extendible collateral trust bonds, the Company issued $1 billion in collateral trust bonds in October 2008.  These bonds were not swapped to a variable-rate due to the high floating-rate credit spreads to swap fixed-rate debt to a variable rate.  The floating-rate note market was not accessible due to the disruption in the credit markets at the time when the Company issued the collateral trust bonds.

•	The termination of several receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million created a larger prefund position than was originally anticipated.

Based on experience in prior years, members that have selected a variable rate on the repricing date to allow more time to make the decision as to whether to select a fixed interest rate, have moved back to a fixed interest rate within a short period of time from the repricing date.  In addition, there are $184 million of pay fixed, receive variable interest rates swaps that mature during the fourth quarter.  The Company will monitor the impact of these two factors in reducing the prefunding level during the fourth quarter and will take additional action if required to reduce the prefunding level prior to May 31, 2009.

Fixed-rate loans are funded with fixed-rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below the Company's long-term cost of funding and with extended maturities, and commercial paper, the Company's liabilities have average maturities that closely match the repricing terms (but not the maturities) of its fixed interest rate loans.  The Company also uses commercial paper supported by derivative instruments to fund its portfolio of fixed-rate loans.  Variable-rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows the Company to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, prior to issuance of the debt.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

Certain of the Company's collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions.  To the extent borrowers are allowed to convert their fixed-rate loans to a variable interest rate and to the extent it is beneficial, the Company takes advantage of these early redemption provisions.  However, because conversions and prepayments can take place at different intervals from early redemptions, the Company charges conversion fees designed to compensate for the additional interest rate risk it assumes.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 28, 2009.

INTEREST RATE GAP ANALYSIS
(Fixed-rate Assets/Liabilities)
At February 28, 2009

May 31,		June 1,	June 1,	June 1,	June 1,
2009		2009 to	2011 to	2013 to	2018 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(Dollar amounts in millions)	prior	2011	2013	2018	2028	2028	Total

Assets amortization and repricing	$356	$3,756	$3,122	$3,708	$2,776	$1,197	$14,915

Liabilities and members' equity:
Long-term debt	$227	$3,096	$3,882	$4,370	$1,909	$943	$14,427
Subordinated certificates	6	48	50	59	858	279	1,300
Members' equity (1)	-	25	32	127	109	84	377
Total liabilities and members' equity	$233	$3,169	$3,964	$4,556	$2,876	$1,306	$16,104

Gap (2)	$123	$587	$(842)	$(848)	$(100)	$(109)	$(1,189)
Cumulative gap	123	710	(132)	(980)	(1,080)	(1,189)
Cumulative gap as a % of total assets	0.59%	3.39%	(0.63)%	(4.68)%	(5.16)%	(5.68)%
Cumulative gap as a % of adjusted total assets (3)	0.60	3.46	(0.64)	(4.77)	(5.26)	(5.79)

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets.  See Non-GAAP Financial Measures for further explanation of why National Rural uses members' equity in its analysis of the funding of its loan portfolio.
(2) Assets less liabilities and members' equity.
(3) Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Use of Derivatives
At February 28, 2009 and May 31, 2008, the Company was a party to interest rate swaps with a total notional amount of $12,036 million and $12,916 million, respectively.  The Company uses these derivative instruments as part of its overall interest rate matching strategy.  These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk.  The Company enters into interest rate swaps only with counterparties that participate in the Company’s revolving credit agreements.   National Rural used interest rate swaps to economically convert the interest rate on $6,713 million and $7,660 million of variable-rate debt as of February 28, 2009 and May 31, 2008, respectively, to better match the funding of long-term fixed-rate loans.  Interest rate swaps were used to economically convert the interest rates from fixed to variable on $5,323 million and $5,256 million of long-term debt as of February 28, 2009 and May 31, 2008, respectively.  The Company has not entered into derivative financial instruments for trading purposes in the past and does not anticipate doing so in the future.

At February 28, 2009 and May 31, 2008, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
The Company is exposed to counterparty risk related to the performance of the parties with which it has entered into derivative instruments.  To mitigate this risk, the Company only enters into these agreements with financial institutions with investment grade ratings.  At February 28, 2009 and May 31, 2008, the Company was a party to derivative instruments with notional amounts totaling $12,036 million and $12,916 million, respectively.  At the time counterparties are selected to participate in the Company's exchange agreements, the counterparty must be a participant in one of its revolving credit agreements.  At February 28, 2009 and at the date of this filing, the Company's derivative instrument counterparties had credit ratings ranging from AAA to A- as assigned by Standard & Poor's Corporation.

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

Rating Triggers
The Company has certain interest rate swaps that contain credit risk-related contingent features referred to as a rating trigger.  Rating triggers are not separate financial instruments and are not separate derivatives under SFAS 133.

Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.  These rating triggers are based on the Company’s senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service.

At February 28, 2009, the Company had the following derivative instruments that contain rating triggers based on the Company’s ratings from Moody's Investors Service falling to or below Baa1 or from Standard & Poor's Corporation falling to or below BBB+.  In calculating the payments and collections required upon termination, the Company netted the agreements for each counterparty, as allowed by the underlying master agreements. See table on page 55 for National Rural's senior unsecured credit ratings as of February 28, 2009.

(in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Fall to Baa1/BBB+ and below	$7,111,106	$(174,005)	$17,726	$(156,279)

The Company also has interest rate swaps with one counterparty that include rating trigger provisions allowing the counterparty to terminate the agreements, but the Company does not have the right to terminate based on the counterparty’s credit rating.  If the Company’s senior unsecured rating from Moody’s Investors Service were to fall below Baa1 or if the rating from Standard & Poor’s Corporation were to fall below BBB+, this counterparty could terminate a total notional amount of $941 million of interest rate swaps that are in a contingent net liability position.  If these interest rate swaps had been terminated at February 28, 2009, the Company would have been required to make a payment to the counterparty of $9 million.

In addition to the rating triggers listed above, at February 28, 2009, the Company had $815 million of notional amount of derivative instruments with one counterparty that would require the pledging of collateral in an amount equal to the net cash settlement amount of the derivative instruments if the Company’s senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  Based on the terms of the interest rate swaps in place with this counterparty, if the Company’s ratings fell below the triggering levels, at February 28, 2009, the Company would be required to post $25 million in collateral.

The aggregate fair value of all interest rate swaps with rating triggers that were in a liability position at February 28, 2009 was $204 million.  If the credit-risk related contingent features contained in the Company’s interest rate swaps were to be triggered on February 28, 2009, the Company would be required to post $25 million of collateral and would be required to make payments totaling $183 million representing the termination settlement on that date.

Liquidity Risk
The Company faces liquidity risk in the funding of its loan portfolio and refinancing its maturing obligations.  The Company offers long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, the Company offers a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  The Company funds the loan portfolio with a variety of debt instruments and its members' equity.  The Company typically does not match fund each of its loans with a debt instrument of similar final maturity.  At February 28, 2009, the Company had a total of $2,354 million of long-term debt maturing during the next 12 months.  Debt instruments such as subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years and subordinated deferrable debt has been issued with maturities of up to 49 years.

The Company may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issues such debt instruments with maturities of 2, 3, 5, 7 and 10 years.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less. Therefore, the Company is at risk if it is not able to issue new debt instruments to replace debt that matures prior to the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include the Company maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  Liquidity risk is also mitigated by the Company’s access to the CPFF through October 2009, however at this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the commercial paper market.  In addition, the Company limits the amount of dealer commercial paper and bank bid notes used in the funding of loans.  The Company's objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15 percent or less of total debt outstanding.  At February 28, 2009 and May 31, 2008, there was a total of $1,361 million and $1,612 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 7 percent and 9 percent, respectively, of the Company's total debt outstanding.  The Company had $3.4 billion in unused lines of credit with financial institutions available to draw upon at February 28, 2009.  This amount is adjusted to exclude LBB’s $239 million portion of the credit facility as the Company does not believe that these funds will be available in the future.  Subsequent to the end of the quarter, on March 13, 2009, the Company decreased the total of its revolving credit agreements to $3,016 million, which excludes $134 million from LBB as National Rural does not expect LBB to fund its portion of the credit commitment under the two five-year revolving credit facilities.

National Rural continues to see significant investment support from its members with $3.7 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at February 28, 2009.  The member debt investments represented 19 percent of the total debt outstanding at February 28, 2009.  In addition, National Rural had a total of $4.2 billion of privately placed debt outstanding at February 28, 2009, $3.0 billion of which was guaranteed by the U.S. Government under the REDLG program.  The private placements of debt represented 20 percent of total debt outstanding at February 28, 2009.  In addition to the $4.2 billion of privately placed debt, the Company has a $500 million note purchase agreement with Farmer Mac entered into in February 2009, which had not been advanced as of February 28, 2009.

At February 28, 2009, the Company was the guarantor and liquidity provider for $631 million of tax-exempt bonds issued for its member cooperatives.  A total of $197 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $434 million of such tax-exempt bonds reprice semi-annually.  During the nine months ended February 28, 2009, the $155 million of auction rate bonds guaranteed by the Company were converted to semi-annual mode. The Company became the liquidity provider for those bonds.  The Company entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.  During the nine months ended February 28, 2009, the Company was required to purchase a total of $72 million of tax-exempt bonds pursuant to its obligation as liquidity provider.  As a result, the Company is required to hold the bonds until the remarketing agent is able to place them with third-party investors.  During this period, the Company is entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  A total of $8 million of the tax-exempt bonds held by the Company during the nine months ended February 28, 2009 were redeemed as a result of a mandatory sinking fund payment and $52 million were repurchased by third party investors.  The remaining $12 million represents tax-exempt bonds held by the Company at February 28, 2009 and recorded at fair value as investments in trading securities on the consolidated balance sheet.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest, and net income and these financial measures adjusted to exclude the effect of derivatives and to include minority interest in net income for the three and nine months ended February 28, 2009 and February 29, 2008.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended May 31, 2008 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

	Three months ended		Nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Interest expense	$(240,116)	$(233,468)	$(694,649)	$(720,810)
Derivative cash settlements	104,012	10,463	116,946	30,299
Adjusted interest expense	$(136,104)	$(223,005)	$(577,703)	$(690,511)

Net interest income	$31,317	$33,108	$112,344	$77,007
Derivative cash settlements	104,012	10,463	116,946	30,299
Adjusted net interest income	$135,329	$43,571	$229,290	$107,306

Income (loss) prior to income taxes and minority interest	$75,263	$(4,586)	$(150,022)	$(56,328)
Derivative forward value	53,046	64,266	203,457	173,278
Adjusted income prior to income taxes and minority interest	$128,309	$59,680	$53,435	$116,950

Net income (loss)	$75,239	$(323)	$(139,907)	$(41,931)
Minority interest net loss	(159)	(2,088)	(3,138)	(8,211)
Derivative forward value	53,046	64,266	203,457	173,278
Adjusted net income	$128,126	$61,855	$60,412	$123,136

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table provides the TIER and adjusted TIER for the three months and nine ended February 28, 2009 and February 29, 2008.

	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
TIER (1)	1.31	-	-	-
Adjusted TIER	1.94	1.28	1.10	1.18
(1) For the nine months ended February 28, 2009, the Company reported a net loss of $140 million.  For the three and nine months ended February 29, 2008, the Company reported a net loss of $0.3 million and $42 million, respectively.  Thus the TIER calculation for those periods results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Form 10-K for the year ended May 31, 2008 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on the Company's operations and why the Company believes these are useful financial measures for investors.

(in thousands)	February 28, 2009	May 31, 2008
Liabilities	$20,496,578	$18,699,169
Less:
Derivative liabilities	(571,481)	(171,390)
Debt used to fund loans guaranteed by RUS	(245,015)	(250,169)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,569,166)	(1,406,779)
Adjusted liabilities	$17,799,476	$16,559,391

Total equity	$439,282	$665,965
Less:
Prior year cumulative derivative forward value and
foreign currency adjustments	(44,056)	(131,551)
Year-to-date derivative forward value loss (1)	186,165	87,495
Accumulated other comprehensive income	(8,269)	(8,827)
Subtotal members' equity	573,122	613,082
Plus:
Subordinated certificates	1,569,166	1,406,779
Subordinated deferrable debt	311,440	311,440
Minority interest	11,057	14,247
Adjusted equity	$2,464,785	$2,345,548

Guarantees	$1,270,016	$1,037,140
(1) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	February 28, 2009	May 31, 2008
Leverage ratio	49.55	29.64
Adjusted leverage ratio	7.74	7.50

Debt to equity ratio	46.66	28.08
Adjusted debt to equity ratio	7.22	7.06

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 59.

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

Refer to Part I, Item 1A. Risk Factors in the Company's Form 10-K for the year ended May 31, 2008 for information regarding factors that could affect the Company's results of operations, financial condition and liquidity.  There have been no changes to the Company's risk factors during the quarter ended February 28, 2009.

Item 5.	Other Information

       (a) On March 13, 2009, RTFC entered into a Purchase Agreement as part of a credit bid for ICC assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of these assets to RTFC.  See Note 14, Restructured/Non-performing Loan and Contingencies for a more detailed discussion of contingencies related to the non-performing loans outstanding to ICC.

Item 6.	Exhibits

4.1	-	Form of Fixed Rate Member Capital Securities Certificate

4.2	-	Form of Floating Rate Member Capital Securities Certificate

4.24	-	Note Purchase Agreement dated as of March 23, 2009, for $400,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.

4.25	-	Pledge Agreement dated as of March 23, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.42	–	Term Loan Credit Agreement dated as of January 21, 2009 for $200,000,000 expiring on January 21, 2010.

4.43	-	Note Purchase Agreement dated as of February 5, 2009 for $500,000,000, between the Registrant and Federal Agricultural Mortgage Corporation.

4.44	-	Pledge Agreement dated as of February 5, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.5	-	Revolving Credit Agreement dated as of March 13, 2009 for $1,000 million expiring on March 12, 2010.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 8, 2009