Form 10-K
period 2009-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2009-08-17
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant's telephone number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which registered	Title of each class	which registered
5.70% Collateral Trust Bonds, due 2010	NYSE	6.75% Subordinated Notes, due 2043	NYSE
7.20% Collateral Trust Bonds, due 2015	NYSE	6.10% Subordinated Notes, due 2044	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE	5.95% Subordinated Notes, due 2045	NYSE
7.35% Collateral Trust Bonds, due 2026	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☒                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Registrant is a tax-exempt cooperative and consequently is unable to issue any equity capital stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance, are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ.  Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, changes in our ability to access external financing and other economic and governmental factors affecting our operations.  Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission ("SEC").  Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information in this section should be read with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors.

PART I

Item 1.	Business.

General
National Rural Utilities Cooperative Finance Corporation (referred to as "National Rural," "we," "our," or "us") is a private, cooperative association incorporated under the laws of the District of Columbia in April 1969.  Our principal purpose is to provide our members with financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  We make loans to our rural utility system members ("utility members") so they can acquire, construct and operate electric distribution, generation, transmission and related facilities.  We also provide our members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  We are exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code.  National Rural’s objective is not to maximize net income, but to offer our members low cost financial products and services consistent with sound financial management.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available, free of charge, at www.nrucfc.coop (select "Investors," then "Financial Reports") as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  They are also available free of charge on the SEC’s website at www.sec.gov.  Information posted on our website is not incorporated by reference into this Form 10-K.

For financial statement purposes, National Rural’s results of operations and financial condition are consolidated with and include Rural Telephone Finance Cooperative ("RTFC") and National Cooperative Services Corporation ("NCSC").  Unless stated otherwise, references to "we," "our," or "us" relate to the consolidation of National Rural, RTFC, NCSC and certain entities created and controlled by National Rural to hold foreclosed assets and accommodate loan securitization transactions.  The operations for National Rural, RTFC and NCSC are reported as separate segments.  See Note 17 to the consolidated financial statements for further information on our segment reporting.

RTFC is a private cooperative association originally incorporated in South Dakota in 1987 and reincorporated in the District of Columbia in 2005.  RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates.  National Rural is the sole lender to and manages the lending activities and business affairs of RTFC through a long-term management agreement.  Under a guarantee agreement, RTFC pays National Rural a fee and in exchange National Rural reimburses RTFC for loan losses.  RTFC is headquartered with National Rural in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a private cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to, members of National Rural.  NCSC's membership consists of National Rural and distribution systems that are members of National Rural or are eligible for such membership.  National Rural is the primary source of funding to and manages the lending activities and business affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  Under a guarantee agreement, NCSC pays National Rural a fee and in exchange National Rural reimburses NCSC for loan losses.  NCSC is headquartered with National Rural in Herndon, Virginia.  NCSC is a taxable corporation.

Members
Our consolidated membership totaling 1,522 members at May 31, 2009 is made up of:
•	829 distribution systems and 68 generation and transmission ("power supply") systems, totaling 897 utility members, the majority of which are consumer-owned electric cooperatives;
•	498 telecommunications members;
•	66 service members; and
•	61 associates.
Each member (other than associates) is entitled to one vote.  Our members are located in 49 states, the District of Columbia and two U.S. territories.  Memberships between National Rural, RTFC and NCSC have been eliminated in consolidation.

We currently have four classes of electric members:
•	Class A - cooperative or not-for-profit distribution systems that receive or are eligible to receive loans or other assistance from RUS;
•	Class B - cooperative or not-for-profit power supply systems;
•	Class C - statewide and regional associations wholly-owned or controlled by Class A or Class B members; and
•	Class D - national associations of cooperatives.

In addition to members, associates are not-for-profit entities organized on a cooperative basis which are owned, controlled or operated by Class A, B or C members and which provide non-electric services primarily for the benefit of consumers.  Associates are not entitled to vote at any meeting of the members and are not eligible to be represented on our board of directors.  All references to members within this document include members and associates.

Membership in RTFC is limited to commercial (for-profit) or cooperative (not-for-profit) telecommunications systems that receive or are eligible to receive loans or other assistance from RUS, and that are engaged (or plan to be engaged) in providing telecommunications services to their users.

Membership in NCSC is limited to National Rural and organizations that are Class A members of National Rural or are eligible to be Class A members of National Rural.

In many cases, the residential and commercial customers of our electric members are also the customers of RTFC's telecommunications members, as the service territories of the electric and telecommunications members overlap in many of the rural areas of the United States.

The table below shows the total number of National Rural, RTFC and NCSC members by state or U.S. territory, the percentage of total loans, and the percentage of total loans and guarantees outstanding at May 31, 2009.

State/Territory	Number of Members	Loan %	Loan and Guarantee %	State/Territory	Number of Members	Loan %	Loan and Guarantee %
Alabama	30	2.13%	2.93%	Missouri	64	3.94%	4.03%
Alaska	30	1.69	1.61	Montana	39	0.64	0.66
American Samoa	1	-	-	Nebraska	40	0.07	0.06
Arizona	26	1.22	1.29	Nevada	7	0.85	0.97
Arkansas	30	3.05	2.90	New Hampshire	4	0.66	0.73
California	10	0.18	0.20	New Jersey	1	0.09	0.09
Colorado	39	4.68	4.65	New Mexico	25	0.16	0.16
Connecticut	1	0.99	0.93	New York	20	0.07	0.07
Delaware	1	0.18	0.17	North Carolina	40	2.32	2.67
District of Columbia	4	0.05	0.12	North Dakota	32	0.34	0.35
Florida	19	3.23	3.05	Ohio	42	2.20	2.10
Georgia	67	7.85	7.49	Oklahoma	49	2.48	2.33
Guam	1	-	-	Oregon	39	1.50	1.55
Hawaii	1	0.03	0.04	Pennsylvania	23	1.86	1.84
Idaho	17	0.78	0.75	South Carolina	38	2.30	2.16
Illinois	52	3.28	3.47	South Dakota	46	0.71	0.66
Indiana	53	4.16	3.91	Tennessee	29	0.38	0.38
Iowa	118	2.45	2.33	Texas	107	16.51	16.53
Kansas	49	3.97	3.93	Utah	11	2.78	2.65
Kentucky	33	2.34	2.63	Vermont	7	0.39	0.37
Louisiana	17	1.92	1.81	Virgin Islands	-	2.59	2.44
Maine	5	0.02	0.02	Virginia	27	1.00	0.95
Maryland	2	1.07	1.25	Washington	19	0.80	0.84
Massachusetts	1	-	-	West Virginia	4	0.01	0.01
Michigan	27	1.38	1.33	Wisconsin	60	2.08	1.95
Minnesota	73	3.93	3.70	Wyoming	15	0.60	0.59
Mississippi	27	2.09	2.35	Total	1,522	100.00%	100.00%

Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to consumers in their defined service areas on an exclusive basis.  Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems.  Wholesale power for resale also comes from other sources, including power supply contracts with government agencies, investor-owned utilities and other entities, and in rare cases, the distribution systems own generating facilities.

Wholesale power supply contracts ordinarily do not guarantee an uninterrupted supply nor a constant cost of power.  Contracts with RUS-financed power supply systems (which generally require the distribution system to purchase all its power requirements from the power supply system) provide for rate increases to pass along increases in sellers' costs.  The wholesale power contracts permit the power supply system, subject to approval by RUS and, in certain circumstances, regulatory agencies, to establish rates to its members so as to produce revenues sufficient, with revenues from all other sources, to meet the costs of operation and maintenance (including replacements, insurance, taxes and administrative and general overhead expenses) of all generating, transmission and related facilities, to pay the cost of any power and energy purchased for resale, to pay the costs of generation and transmission, to make all payments on account of all indebtedness and lease obligations of the power supply system and to provide for the establishment and maintenance of reasonable reserves.  The board of directors of the power supply system typically review the rates under the wholesale power contracts at least annually.

Power contracts with investor-owned utilities and power supply systems which do not borrow from RUS generally have rates subject to regulation by the Federal Energy Regulatory Commission ("FERC").  Contracts with federal agencies generally permit rate changes by the selling agency (subject, in some cases, to federal regulatory approval).

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the consumer.  Of the 61 operating power supply systems that have financing commitments from us at December 31, 2008 (the most recent year for which data is available as of the date of filing this Form 10-K), 35 had generating capacity of at least 100 megawatts, 7 had less than 100 megawatts of generating capacity and 19 had no generating capacity.  The systems with no generating capacity generally operated transmission lines to supply certain distribution systems or managed power supply purchase arrangements for the benefit of their distribution system members.  Certain other power supply systems have been formed but do not yet own generating or transmission facilities or have financing commitments from us.

Service Organizations and Associate Systems
Service organizations include National Rural Electric Cooperative Association ("NRECA"), statewide and regional cooperative associations.  NRECA represents cooperatives nationally.

Associates include organizations that are owned, controlled or operated by Class A, B or C members and that provide non-electric services primarily for the benefit of consumers.

Telecommunications Systems
Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States.  These approximately 1,300 companies are called independent because they are not affiliated with Verizon, AT&T or Qwest.  Included in the 1,300 total are approximately 250 not-for-profit cooperative telecommunications companies.  A majority of the remainder of these independent rural telecommunications companies are family-owned or privately-held commercial companies.  Less than 20 of these commercial companies are publicly traded or have issued bonds in the capital markets.

Rural telecommunications companies, including all local exchange carriers ("LECs") other than Verizon, AT&T, Qwest, Cincinnati Bell and Embarq (formerly Sprint's local exchange properties) comprise less than 15% of a local exchange telecommunications industry that provides service to over 163 million access lines.  These rural companies range in size from fewer than 100 customers to more than three million.  Rural telecommunications companies' annual operating revenues range from less than $100,000 to over $2 billion.  In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless telephone, cable television and internet access.  Most rural telecommunications companies' networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies.

Loan Programs

The table below shows the weighted-average loans outstanding to borrowers and the weighted-average interest rates thereon by loan type and by segment during fiscal years ended May 31:

	2009		2008
	Weighted- average	Weighted- average	Weighted- average	Weighted- average
	loans outstanding	interest rate	loans outstanding	interest rate
(dollar amounts in thousands)
Total by loan type: (1)
Long-term fixed-rate loans	$14,710,754	5.93%	$14,573,227	5.90%
Long-term variable-rate loans	1,654,355	5.34	1,170,017	6.94
Loans guaranteed by RUS	246,789	5.09	252,788	5.49
Short-term loans	2,034,736	4.05	1,310,313	5.89
Non-performing loans	495,014	-	504,310	0.01
Restructured loans	556,892	0.63	589,662	0.64
Total loans	$19,698,540	5.38	$18,400,317	5.63

Total by segment:
National Rural	$17,579,888	5.43%	$16,167,441	5.67%
RTFC	1,693,123	4.50	1,791,100	4.96
NCSC	425,529	6.59	441,776	7.10
Total	$19,698,540	5. 38	$18,400,317	5.63
(1) Loans are classified as long-term or short-term based on their original maturity.

Total loans outstanding by state or U.S. territory based on the location of the system's headquarters are summarized below at
May 31:

(dollar amounts in thousands)
State/Territory	2009	2008	2007	State/Territory	2009	2008	2007
Alabama	$430,065	$414,961	$347,723	Montana	$128,563	$133,655	$132,603
Alaska	340,861	371,768	335,352	Nebraska	13,844	18,756	16,447
American Samoa	489	769	769	Nevada	171,754	155,625	147,401
Arizona	246,171	206,558	178,659	New Hampshire	132,741	143,417	149,496
Arkansas	615,429	522,018	518,273	New Jersey	18,806	17,747	18,217
California	37,270	25,968	27,283	New Mexico	32,254	36,636	32,344
Colorado	944,938	942,179	922,558	New York	14,523	19,735	19,844
Connecticut	200,000	200,000	200,000	North Carolina	468,240	487,249	519,214
Delaware	36,253	37,950	39,582	North Dakota	68,758	69,120	77,072
District of Columbia	9,298	9,514	9,717	Ohio	444,565	455,491	390,350
Florida	651,564	677,365	617,010	Oklahoma	500,189	483,623	480,536
Georgia	1,584,178	1,567,108	1,566,308	Oregon	303,926	303,166	305,506
Hawaii	6,443	6,804	7,157	Pennsylvania	375,549	357,337	376,193
Idaho	158,013	157,703	168,253	South Carolina	464,125	484,733	476,139
Illinois	661,632	600,571	543,389	South Dakota	142,582	147,916	161,247
Indiana	839,473	530,008	481,243	Tennessee	76,553	107,575	96,073
Iowa	493,722	465,056	482,513	Texas	3,332,283	3,044,117	2,618,010
Kansas	801,389	878,630	849,864	Utah	561,050	570,971	565,768
Kentucky	472,693	363,720	355,503	Vermont	79,131	74,957	75,905
Louisiana	388,490	333,984	320,765	Virgin Islands	523,758	491,706	492,795
Maine	4,093	4,566	9,884	Virginia	201,798	235,916	184,986
Maryland	216,468	224,754	206,491	Washington	161,099	122,674	110,907
Michigan	279,490	265,116	271,541	West Virginia	2,341	6,109	5,355
Minnesota	792,863	655,576	731,883	Wisconsin	418,898	384,748	369,427
Mississippi	422,625	395,423	366,989	Wyoming	121,011	133,087	117,374
Missouri	795,956	682,860	630,289	Total	$20,188,207	$19,026,995	$18,128,207

Our loan portfolio is widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and the U.S. Virgin Islands.  At May 31, 2009, 2008 and 2007, loans outstanding to borrowers located in any one state or territory did not exceed 17 percent, 16 percent and 15 percent, respectively, of total loans outstanding.

Interest Rates on Loans
As a cooperatively-owned finance company, we set rates that provide our members with low cost financing while maintaining investment grade credit ratings on our debt instruments.  Our interest rates are set primarily based on our cost of funding, as well as applicable discounts, general and administrative expenses, the loan loss provision and a reasonable level of earnings.  Various discounts reduce the stated interest rates for borrowers meeting certain criteria related to business type, performance, volume and whether they only borrow from us.

National Rural Loan Programs
Long-Term Loans
National Rural’s long-term loans generally have the following characteristics:
•	terms of up to 35 years on a senior secured basis;
•	either amortizing or bullet loans with serial payment structures;
•	used to finance electric plant and equipment which typically have a useful life equal to or in excess of the loan maturity;
•	borrower can select a fixed interest rate for periods of one to 35 years or a variable rate; and
•	may be divided into various tranches with either a fixed or variable interest rate for each tranche.

When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.  We set electric long-term fixed rates daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the term selected.

In addition to our customary loan standards, to be eligible for long-term loan advances, distribution systems generally must maintain an average modified debt service coverage ratio ("MDSC"), as defined in the loan agreement, of 1.35 or greater.  Similarly, power supply systems generally must maintain an average times interest earned ratio ("TIER") and MDSC, as defined in the loan agreement, of 1.0 or greater.  We may make long-term loans to distribution and power supply systems that do not meet these criteria as these are only general guidelines.

Short-Term Loans
Our line of credit loans are generally advanced at variable interest rates.  These variable interest rates may be set on the first business day of each month or mid-month.  The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

Interim financing line of credit loans are also made available to our members that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  Advances under these interim facilities must be repaid with advances from RUS long-term loans.

RTFC Loan Programs
The RTFC loan portfolio is concentrated in the core rural local exchange carrier ("RLEC") segment of the telecommunications market.  Most of these RLECs have evolved from solely being voice service providers to being providers of voice, data and, often times, video and wireless services.  RLECs are generally characterized by the low population density of their service territories.  Services are generally delivered over networks that include fiber optic cable and digital switching.  There is generally a significant barrier to competitive entry.

The businesses to which the remaining RTFC loans have been made support the operations of the RLECs and are owned, operated or controlled by RLECs.  Many such loans are supported by payment guarantees from the sponsoring RLECs.

Long-Term Loans
RTFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes.  RTFC’s long-term loans generally have the following characteristics:
•	terms not exceeding 10 years on a senior secured basis;
•	borrower can select a fixed interest rate for periods from one year to the final loan maturity or a variable interest rate;
•	may be divided into various tranches with either a fixed or variable interest rate for each tranche.

When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. We set long-term fixed rates for telecommunications loans daily and the long-term variable rate is set on the first business day of each month.  The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected.

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

Interim financing line of credit loans are also made available to telecommunications systems that have a loan application pending with RUS and have received approval from RUS to obtain interim financing.  These loans are for terms up to 24 months and the borrower must repay the RTFC loan with advances from the RUS long-term loans.

NCSC Loan Programs
NCSC makes long-term and short-term loans to rural utility members and organizations affiliated with its members.  Loans may be secured or unsecured.  The loans to the affiliated organizations may have a guarantee of repayment to NCSC from the National Rural member cooperative with which it is affiliated.

Lease and General Loan Program
NCSC has, in the past, provided financing for the purchase of utility plant and/or related equipment, in some cases by a third party in a sale/leaseback transaction.  Collateral for these loans consists of a senior secured mortgage on the leased utility asset, utility plant and/or related utility equipment.  NCSC is not a party to these lease agreements.  NCSC no longer provides new financing of this type.

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

RUS Guaranteed Loans for Rural Electric Systems
At May 31, 2009 and 2008, we had $244 million and $250 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of all principal and interest.  There are two programs under which these loans were advanced.  We have been an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and National Rural since February 1999.  Under this agreement, we may make long-term secured loans to eligible members for periods of up to 35 years, at fixed or variable rates established.  RUS guarantees the full amount of principal and interest payments on the notes evidencing such loans.  At May 31, 2009 and 2008, we had a total of $211 million and $215 million, respectively, under this program. In addition, at May 31, 2009 and 2008, we held certificates totaling $33 million and $35 million which represent interests in trusts that hold RUS guaranteed loans.  These certificates were the result of a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the Federal Financing Bank (“FFB”) early, and allowed the transfer of the guarantee to a new lender.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee.  Such conversion will be effective on the first day of the following month. Generally, in exchange for a fee, a borrower may convert its long-term loan from a fixed rate to another fixed rate or to a variable rate at any time.  The fee on the conversion of a fixed interest rate to a variable interest rate is 25 basis points plus a make-whole premium, if applicable, per current loan policies.

Prepayment of Loans
Generally, borrowers may prepay long-term loans at any time, subject to a prepayment fee of 33 to 50 basis points and a make-whole premium, if applicable.  Variable-rate line of credit loans may be repaid at any time without a premium.

Loan Security
Except when providing short-term loans, we typically lend to our members on a senior secured basis.  Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment at May 31:

(dollar amounts in thousands)	2009				2008
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,044,469	96%	$557,896	4%	$14,732,058	97%	$472,556	3%
Long-term variable-rate loans	2,835,451	87	408,265	13	1,728,803	92	153,292	8
Loans guaranteed by RUS	243,997	100	-	-	250,169	100	-	-
Short-term loans	233,179	11	1,864,950	89	165,226	10	1,524,891	90
Total loans	$17,357,096	86	$2,831,111	14	$16,876,256	89	$2,150,739	11

Total by segment:
National Rural	$15,562,761	86%	$2,528,572	14%	$15,021,067	89%	$1,865,340	11%
RTFC	1,443,395	86	236,759	14	1,497,487	87	229,027	13
NCSC	350,940	84	65,780	16	357,702	86	56,372	14
Total loans	$17,357,096	86	$2,831,111	14	$16,876,256	89	$2,150,739	11

Guarantee Programs

We use the same credit policies and monitoring procedures for guarantees as for loans and commitments.  The following table provides a breakout of guarantees outstanding by type and segment at May 31:

(dollar amounts in thousands)	2009	2008
Long-term tax-exempt bonds	$644,540	$498,495
Indemnifications of tax benefit transfers	81,574	94,821
Letters of credit	450,659	343,424
Other guarantees	98,682	100,400
Total	$1,275,455	$1,037,140

(dollar amounts in thousands)
National Rural:	2009		2008
Distribution	$264,084	21%	$184,459	18%
Power supply	945,624	74	786,455	76
Statewide and associate	23,625	2	22,785	2
National Rural Total	1,233,333	97	993,699	96
RTFC	500	-	260	-
NCSC	41,622	3	43,181	4
Total	$1,275,455	100%	$1,037,140	100%

Guarantees of Long-Term Tax-Exempt Bonds
We guarantee debt issued for our members’ construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities.  Governmental authorities issue such debt and the interest thereon is exempt from federal taxation.  The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt.  The debt, which we guarantee, may include short- and long-term obligations.

If a system defaults because it doesn’t make the debt payments, we are obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under our guarantee.  The bond issue may not be accelerated because of non-payment by the system as long as we perform under our guarantee.  The system is required to repay, on demand, any amount that we advance pursuant to our guarantee.  This repayment obligation is secured on parity with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets.  If the security instrument is a common mortgage with RUS, then in general, we may not exercise remedies for up to two years following default.  However, if the debt is accelerated under the common mortgage because of a determination that the related interest is not tax-exempt, the system's obligation to reimburse us for any guarantee payments will be treated as a long-term loan.  The system is required to pay us initial and/or on-going guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates which are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level favorable to their resale or auction at par.  If funding sources are available, the member who issued the debt may choose a fixed interest rate on the debt.  When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par.  We have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed.  If we hold the securities, the cooperative pays interest to us at our short-term variable rate.  At May 31, 2009, we were the guarantor and liquidity provider for $643 million of tax-exempt bonds issued for our member cooperatives.  During the year ended May 31, 2009, we purchased $72 million of these securities pursuant to our obligation as the liquidity provider.  At May 31, 2009, all tax-exempt bonds we held had been redeemed or repurchased by third-party investors with no gain or loss on the transactions.

Guarantees of Tax Benefit Transfers
We have also guaranteed members' obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982.  A member's obligation to reimburse us for any guarantee payments would be treated as a long-term loan, secured proportionally with RUS by a first lien on substantially all the member's property to the extent of any cash received by the member at the outset of the transaction.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no guarantees of this nature have been put in place since 1982.  The maturities for this type of guarantee run through 2015.

Letters of Credit
In exchange for a fee, we issue irrevocable letters of credit to support members' obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service.  Letters of credit may be on a secured or unsecured basis.  Each letter of credit is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued.  In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse us within one year from the date of the draw, with interest accruing from that date at our short-term variable interest rate.

Other Guarantees
We may provide other guarantees as requested by our members.  These guarantees may be made on a secured or unsecured basis with guarantee fees set to cover our general and administrative expenses, a provision for losses and a reasonable margin.

Total guarantees outstanding by state and territory based on the location of the system's headquarters, is summarized as follows at May 31:

(dollar amounts in thousands)
State/Territory	2009	2008	2007	State/Territory	2009	2008	2007
Alabama	$198,506	$72,070	$72,348	Missouri	$68,363	$75,102	$85,268
Alaska	3,860	1,900	1,900	Montana	12,772	9,056	9,029
Arizona	29,869	33,745	38,301	Nebraska	7	4	6
Arkansas	6,166	8,008	12,027	Nevada	37,452	5,400	5,400
California	6,247	6,110	1,010	New Hampshire	24,763	32,767	34,550
Colorado	52,690	53,467	54,236	New Mexico	1,036	1,048	1,020
Delaware	8	-	-	New York	113	-	-
District of Columbia	16,000	17,448	20,998	North Carolina	105,905	99,729	100,630
Florida	2,851	3,725	4,623	North Dakota	5,825	6,474	7,115
Georgia	23,718	26,775	26,027	Ohio	7,000	8,000	5,500
Hawaii	1,300			Oklahoma	764	754	3,056
Idaho	3,173	3,173	3,173	Oregon	28,511	29,034	29,439
Illinois	82,927	229	219	Pennsylvania	18,747	17,416	17,519
Indiana	23	13	7	South Carolina	506	6,300	7,819
Iowa	6,961	8,271	8,240	South Dakota	19	20	6
Kansas	41,318	60,797	55,472	Tennessee	3,939	1,460	296
Kentucky	91,741	102,423	124,013	Texas	216,443	194,214	152,307
Louisiana	501	389	4,733	Utah	6,961	13,495	17,193
Maine	4	2	1	Vermont	1,350	1,250	3,500
Maryland	52,078	11,725	25,266	Virginia	2,874	3,447	3,935
Michigan	5,236	2,232	2,123	Washington	19,050	19,050	23,171
Minnesota	1,601	3,025	10,585	Wisconsin	305	320	32
Mississippi	81,143	83,549	88,312	Wyoming	4,829	13,724	13,969
				Total	$1,275,455	$1,037,140	$1,074,374

Member Regulation and Competition

Electric Systems
The movement toward electric competition at the retail level has faltered, while the wholesale level has become largely competitive.  The electric utility industry has settled into a "hybrid" model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives and we do not expect a material impact going forward. As of May 31, 2009, retail customer choice has been implemented in 15 states.  Those states are Arizona, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Texas.  In general, even in those states, very few customers have switched from the traditional supplier.

There are many factors that may influence the choices that customers have available to them and therefore have mitigated the effect of customer choice and competition in areas served by cooperatives.  These factors include, but are not limited to, the following:
•	Utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
•	20 states regulate the securities issued by utilities, including cooperatives;
•	FERC regulation of rates as well as terms and conditions of transmission service;
•	The fact that few competitors have demonstrated much interest in providing electric energy to residential or rural customers;
•
Distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations.  Therefore, the distribution systems will still be charging a fee or access tariff for the service of delivering power, regardless of who supplies the power.

In addition to retail customer choice laws, some state agencies regulate the rates and borrowing of electric cooperatives.  There are 15 states that regulate the rates electric cooperative systems charge.  Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, Michigan, New Mexico, New York, Utah, Vermont, Virginia, and West Virginia.  In these 15 states, we had 161 distribution members and 14 power supply members with a total of $4,424 million of loans outstanding at May 31, 2009.  Two of these states (Georgia and Utah) have partial oversight authority over the cooperatives' rates, but not the specific authority to set rates.  As of May 31, 2009, we had loans outstanding in the amount of $2,035 million in those states.  Ten states allow cooperatives the right to opt in or out of state regulation.  There are 20 states that regulate electric systems’ issuance of debt.  FERC also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Global climate legislation remains a hotly debated issue on Capitol Hill.  On June 26, 2009, the House of Representatives passed H.R. 2454, the “American Clean Energy and Security Act of 2009”, also known as the Waxman-Markey climate change bill.  This bill would cap U.S. carbon dioxide emissions, including those of electric utilities.  Specifically, the bill would require that carbon dioxide emissions be reduced below 2005 levels by 17 percent by 2020, 42 percent by 2030 and 83 percent by 2050.  The bill would provide allowances free of charge to certain entities, including to electric utilities.  These allowances would permit entities to emit above the capped level and would be allocated to certain entities to cover a portion of the required reductions.

Currently, the Senate is considering similar legislation.  As of this time, it is unclear whether global climate change legislation will become law, and, if enacted, what specific requirements will be imposed on electric utilities.  We closely monitor the legislative activity on climate change and we will continue to monitor this activity as well as the debate on the various proposals under consideration.  Because of the continuing uncertainty regarding the context and timing of potential climate change legislation, we are unable, at this time, to determine the impact of such potential requirements on us or our members.

We compete with other electric lenders on price, the variety of financing options offered and additional services provided to our member/owners.  We are primarily in competition with other banks for the business of electric members.  Our main bank competitor is CoBank, ACB ("CoBank"), a government sponsored enterprise and member of the Farm Credit System whose status gives it the ability to access funding at a lower cost, therefore potentially enabling CoBank to offer lower interest rates in many situations.  In addition, some members are large enough to directly access the capital markets for funding.  In these instances, we are competing with the pricing and funding options the member is able to obtain in the capital markets.  We attempt to minimize the impact of competition by offering a variety of loan options, complimentary services and by leveraging the working relationship we have developed with the majority of our members.

RUS is generally the members' first financing option because it can offer members interest rates that are generally lower than the rates National Rural and the other banks are able to offer.  However, National Rural and other banks compete for bridge loans in anticipation of long-term funding from RUS, the portion of a loan that RUS is unable to provide, loans to members that cannot borrow from RUS and loans to members that have elected not to borrow from RUS.

According to financial data as of December 31, 2008 provided to us by our 809 reporting electric cooperative distribution and 59 reporting power supply systems and as of December 31, 2007 provided to us by our 810 reporting electric cooperative distribution and 58 reporting power supply systems, those entities had long-term debt outstanding to National Rural, RUS and other lenders in the electric cooperative industry as summarized below:

(dollar amounts in millions)	2008		2007
National Rural	$16,787	27%	$15,888	27%
RUS	32,238	51	30,884	53
Other lenders	13,841	22	11,924	20
Total	$62,866	100%	$58,696	100%

National Rural’s total long-term loan exposure is further summarized by type below at December 31:

(dollar amounts in millions)	2008	2007
Total by type:
Distribution	$12,710	$12,226
Power supply	2,895	2,678
Total loans outstanding	15,605	14,904
Guarantees	1,182	984
Total long-term exposure	$16,787	$15,888

Since the enactment of the Rural Electrification Act in 1936 (the "RE Act"), RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas.  Principally through the creation of local electric cooperatives that were originally financed under the RE Act loan program in 48 states and three U.S. territories, the percentage of farms and  residences in rural areas of the United States receiving central station electric service increased from 11 percent in 1934 to almost 100 percent currently.  Rural electric systems currently serve approximately 12 percent of all consumers of electricity in the United States and its territories and account for approximately 8 percent of total sales of electricity and own about 5 percent of electricity generating capacity.

The RE Act provides for RUS to make insured loans and to provide other forms of financial assistance to electric borrowers.  However, RUS is currently not offering loans to finance the construction of new coal or nuclear baseload electric generation facilities.  RUS is authorized to make direct loans to systems that qualify for the hardship program (5 percent interest rate) or the municipal rate program (based on a municipal government obligation index).  RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the FFB).  RUS also provides financing at the U.S. Treasury rate.  The RUS exercises financial and technical supervision over borrowers' operations.  Its loans and guarantees are generally secured by a mortgage on substantially all of the system's property and revenues.

For the fiscal year ending September 30, 2010, the President’s budget requests $100 million for hardship loans and $6.5 billion for loan guarantees.  It is unclear whether Congress will ultimately appropriate funds at the President’s requested budget levels.  Electric funding levels for fiscal year 2009 were: $100 million for hardship loans and $6.5 billion in loan guarantees.

Telecommunications Systems
Rural telecommunications systems generally are regulated at the state and federal levels.  Most state commissions regulate local service rates, intrastate access rates and telecommunications company borrowing.  The Federal Communications Commission ("FCC") regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.  Some rural telecommunications systems have affiliated companies that are not regulated.

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local telecommunications market.  The Telecom Act has four basic goals:

1.	Competition - to be achieved by requiring all carriers to interconnect with all others and requiring LECs to provide competitors with access to elements of their networks.
2.	Universal service - that is, a mandate that telecommunications service in rural areas of the U.S. be comparable in quality and price to service in urban areas.
3.	Deregulation – reducing the regulatory burden on incumbent LECs to allow them to compete with new, largely unregulated entities.
4.	Fostering advanced telecommunications and information technologies – the dynamic environment created by a competitive telecommunications marketplace should result in new products and services.

Competition continues to be a significant factor in the telecommunications industry.  An August 2008 FCC report on telecom trends states that as of June 2007, competitive local exchange carriers ("CLECs") provided service to 29 million access lines - 18 percent of the nation's 163 million end-user switched access lines.  Wireless carriers are providing service to 238 million mobile telephone service subscriptions - more than LECs and CLECs combined.  For the most part, local exchange competition has benefited RLECs by enabling them to enter nearby towns and cities as CLECs, leveraging their existing infrastructure and reputation for providing quality, modern telecommunications service.  The Telecom Act grants RLECs an exemption from the requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest.  Relatively few RLECs have had CLECs request access to their networks.

The Telecom Act mandate for universal service is accomplished through a support mechanism (the “Universal Service Fund,” or “USF”) that is required to be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services when compared to urban customers; and (2) portable, that is, available to all eligible providers.  The USF provides support for RLECs with costs significantly above the national average.  In addition, implicit subsidies long contained in the access charges local telecommunications companies’ levy on long distance carriers have largely been eliminated.  As these access charges have been reduced, RLECs have been made whole by cost recovery being moved to the Universal Service Fund.  USF is an important revenue source for most RLECs.

The nexus between competition and universal service is the issue of competitor eligibility for universal service funding – the “portability” feature of USF.  As noted above, few wireline competitors have attempted to enter rural markets.  Numerous wireless carriers however have extended their coverage areas into rural markets.  By obtaining competitive eligible telecommunications carrier (“CETC”) status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds based on the incumbent LEC's costs (the “identical support” rule).  This has led to growth in claims on the fund and great concern for its sustainability.  USF's current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use go down due to wireless, email and voice over internet protocol substitution.  Increased demand for USF funding has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) becoming unsustainably high.  The third quarter 2009 contribution factor is 12.9 percent of interstate and international long distance revenue.

While nearly all industry participants agree that changes need to be made regarding eligibility and the funding mechanism for USF, there is no agreement on what those changes should be.  In May 2008, the FCC ordered that payments to CETCs be capped.  Total support for a CETC is capped at what they were eligible to receive in March 2009.  In January 2008 the FCC opened proceedings on universal service funding.  These related proceedings addressed creation of separate funds for incumbents and CETCs, elimination of the “identical support” rule, and a transition to a reverse auction regime for determining amounts of USF support an eligible carrier would receive.  No consensus solution was reached by the FCC and the same issues await the newly constituted FCC.  It is unclear what action, if any, the FCC ultimately will take with respect to this matter.

The FCC also has a proceeding open on intercarrier compensation – the most important components of which are access fees LECs charge to interexchange carriers that originate or terminate long distance traffic on LEC networks.  While the large LECs (most of which now own long distance companies) would like to see these fees transition to zero, RLECs depend heavily on access charges and have been active participants in the FCC proceeding.  No action has yet been taken in this proceeding and, like USF, it awaits the newly constituted FCC. At this point, it is unclear what action, if any, will be taken.

While uncertainty exists regarding USF and access, we do not anticipate that any changes to the USF regime will result in our member RLECs suffering revenue losses significant enough to cause material losses on our outstanding loans.

Deregulation has not had a significant effect on the wireline LEC business segment thus far.  The FCC has promulgated a series of rules to implement the Telecom Act, and eliminated very few existing regulatory requirements.  States continue to regulate RLECs extensively.  Internet, video, wireless and competitive local exchange services are much less regulated.  Most RLECs are expanding their service offerings to customers in these business segments.  With few competitors in the most rural parts of their service areas, RLECs have generally been successful in these growth and diversification efforts.

Finally the Telecom Act dealt with fostering advanced telecommunications and information technologies.  RLECs have used the rate-of-return cost recovery mechanisms discussed above to modernize their infrastructure.  Most have pushed fiber optic cable into their distribution networks, allowing for higher data speeds to customers.  Many RLECs are evolving their networks from the traditional circuit-switched architecture to what is termed “soft switch”, i.e., distributing intelligence throughout their networks, not just at the central office.

In 1949, the RE Act was amended to allow lending for furnishing and improving rural telecommunications service.  For fiscal year 2009, RUS has $690 million in lending authority for rural telephone systems.  To provide debt capital for RLEC modernization, Congress created the RUS broadband loan program in 2002.  Congress authorized $406 million of broadband lending authority in fiscal year 2009.  In addition, the American Recovery and Reinvestment Act (ARRA) provides RUS with $2.5 billion of budget authority to provide loans and grants. These funds are to be obligated by September 30, 2010.  For fiscal year 2009, RUS was allocated $1 billion in ARRA lending authority.  The appropriation for fiscal year 2010 broadband lending has been proposed at $532 million.  ARRA broadband loans of $6.1 billion are proposed for fiscal year 2010.  In addition to RUS, ARRA authorizes the Department of Commerce’s National Telecommunications and Information Administration to administer $4.7 billion in budget authority to provide broadband grants for service to unserved and underserved areas.

RTFC does not compete with the RUS lending programs.  Its focus is to be supplementary and complementary to RUS telecom lending.  Given the increased availability of government financing for rural broadband, it is unlikely that we will be participating in this financing to any significant degree outside of incremental lending to existing RLEC borrowers to provide broadband services to their customers or interim financing in connection with the federal funding programs.

The competitive market for providing credit to the rural telecommunications industry is difficult to quantify.  Many rural telecommunications companies are not RUS borrowers, and CoBank and commercial banks generally do not publish information solely on their telecom portfolios.  At December 31, 2008, RUS had approximately $4.0 billion in loans outstanding to telecommunications borrowers.  As noted previously, RTFC is not in direct competition with RUS, but rather competes with other lenders for supplemental lending and for the full lending requirement of the rural telecommunications companies that have decided not to borrow from RUS or for projects not eligible for RUS financing.  RTFC's competition includes commercial banks, CoBank and insurance companies.  At December 31, 2008, RTFC had a total of $1.6 billion in long-term loans outstanding to telecommunications borrowers.

Disaster Recovery

We have had a comprehensive disaster recovery and business continuity plan since May of 2001.  The plan includes a duplication of our production information systems at an off-site facility coupled with an extensive business recovery plan to use those remote systems. Our production data is replicated in real time to the recovery site 24 hours a day, 7 days a week.

The plan also includes steps for each of our operating groups to conduct business with a view to minimizing disruption for customers. We conduct Disaster Recovery exercises twice a year that include both the information technology group and business areas. We contract with an external vendor for the facilities to house the backup systems that we own as well as office space and related office equipment.  In January 2009, we moved our disaster recovery off-site facility from New Jersey to a location in western Virginia to allow for quicker access by employees to the site in the event of a disaster.  We have also implemented data duplication technology to provide back-up to disks where backup data are also replicated to our Disaster Recovery site.

Tax Status

In 1969, National Rural obtained a ruling from the Internal Revenue Service recognizing National Rural’s exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code.  Such exempt status could be revoked as a result of changes in legislation or in administrative policy or as a result of changes in National Rural’s business.  National Rural believes that its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing.  RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code.  As long as RTFC continues to qualify under Subchapter T of the Internal Revenue Code, it is allowed to exclude from taxable income the amount of net income allocated to its members.  RTFC pays income tax based on its net income, excluding net income allocated to its members.  NCSC is a taxable corporation which pays income tax annually based on its net income for the period.

Investment Policy

Surplus funds are invested based on policies adopted by our board of directors.  Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment grade securities.  Current investments may include highly-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers' acceptances, bank letters of credit, certificates of deposit or working capital acceptances.  The policy also permits investments in certain types of repurchase agreements with highly-rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account.  In addition, this policy permits investments in the Federal Agricultural Mortgage Corporation.

Employees

At May 31, 2009, we had 232 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff.  We believe that our relations with our employees are good.

Item 1A.	Risk Factors.

Our financial condition and results of operations are subject to various risks inherent in our business. The material risks and uncertainties that management believes affect us are described below.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer.  You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Our ability to maintain and grow our business depends on access to external financing.
We depend on access to the capital markets to refinance our long-term and short-term debt, to fund new loan advances and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements.  At May 31, 2009, we had $2,288 million of commercial paper, daily liquidity fund, term loans, and bank bid notes and $2,580 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next twelve months.  At May 31, 2009, we were the guarantor and liquidity provider for $643 million of tax-exempt bonds issued for our member cooperatives.  We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us.  Downgrades to our long-term debt ratings and/or commercial paper ratings or other events that may deny or limit our access to the capital markets could negatively affect our operations, including our ability to refinance our debt and make loans.  We have no control over certain items that the credit rating agencies and investors consider when they analyze us, such as the overall outlook for the financial, electric and telecommunications industries.

The capital constraints of banks could affect future commitment levels under our revolving credit agreements. A restriction on access to the revolving lines of credit would impair our ability to issue short-term debt, as such lines are required for backup liquidity to maintain preferred rating levels on our short-term debt.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
We are exposed to interest rate risk in our core lending and borrowing activities.  If we do not set interest rates on our loans at levels to cover our cost of funding and to compensate for the credit risk on the loans, there would be an adverse effect on net interest income and net income.

We provide our members with many options on our loans related to interest rates, the term for the selected interest rate and the ability to prepay the loan.  As a result, there is a possibility of significant changes in the composition of the loan portfolio.  If we are unable to adjust the repricing and/ or maturities of our outstanding debt portfolio to match the changes in the loan portfolio, there could be an adverse impact on net interest income and net income.

In addition, the calculated impairment on non-performing and restructured loans will increase as our long-term variable and short-term interest rates increase.  Based on the current balance of impaired loans at May 31, 2009, an increase or decrease of 25 basis points to our variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  As of August 1, 2009, we had decreased our long-term variable interest rates by 45 basis points, resulting in a decrease to the calculated impairment on loans of $6 million.

Competition from other lenders could impair our financial results.
The majority of our members are eligible to borrow from RUS.  The rates that RUS offers are generally lower than our rates or rates that other lenders can offer.  As a result, the members' first financing option generally is to borrow funds under the RUS program.  The RUS funding level is determined by the U.S. Congress each year.  Increases to the amount of RUS funding could limit the amount of our loan growth.

We compete with other lenders for the portion of the loan commitment that RUS will not lend, for the loans to members that cannot borrow from RUS or for loans to members that have elected not to borrow from RUS.  If other lenders are more successful than us in the competition for this loan volume, it could have an adverse impact on our financial results.

We may not recover the value of amounts that we lend which could impair our financial results.
Our allowance for loan losses is established through a provision charged to expense that represents management's best estimate of probable losses that have been incurred within the existing loan portfolio.  The level of the allowance reflects management's continuing evaluation of: industry concentrations; economic conditions; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses and risks inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, if actual losses incurred exceed current estimates of probable losses currently included in the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on our financial results and credit ratings.

We have been and may in the future be in litigation with borrowers related to enforcement or collection actions pursuant to loan documents. In such cases, the borrower or others may assert counterclaims against us or initiate actions against us related to the loan documents.  Unfavorable rulings in these cases which result in loan losses that exceed the related allowance could have a material adverse effect on our financial results and credit ratings.

The performance of assets we obtain through foreclosure could impair our financial results.
Periodically, we foreclose on assets that are pledged as collateral on loans as a result of the failure of the borrower to make the agreed upon payments.  When we foreclose on these assets, we are attempting to maximize our recovery on the loan through the ongoing operations and future sale of the underlying assets.

As the owner of foreclosed assets, we are subject to the same performance and financial risks as any owner of similar assets.  In particular, we are at risk that the value of the foreclosed assets deteriorates, negatively affecting our results of operations.  Each quarter, the foreclosed assets are revalued at the lower of cost or market.  Decreases in value in any period are recorded as a loss on the income statement.  In the event that there is not an active market from which to gain a valuation, there is substantial judgment used in the determination of the fair value of the foreclosed assets.  In addition, when the assets are sold to a third party, the sales price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.  If these events occur, it could have a material adverse effect on our financial results, to the extent of the carrying value of such assets.

The non-performance of a counterparty to our derivative agreements could impair our financial results.
We use interest rate and cross currency swaps to manage our interest rate and currency risk.  There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations.  The non-performance of a counterparty on an agreement would result in the derivative no longer being an effective risk management tool which could negatively affect our overall interest rate risk position.  In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed.

A decline in our credit rating could trigger payments under our derivative agreements and impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers.  Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.  These rating triggers are based on our senior unsecured credit rating from Standard & Poor's Corporation and Moody's Investors Service. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2009, we may be required to make a payment of up to $147 million if our senior unsecured ratings from Moody's Investors Service falls to or below Baa1 or from Standard & Poor's Corporation falls to or below BBB+.  In calculating the required payments, we only considered agreements which, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination.  In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

Our ability to comply with covenants related to our revolving credit agreements and debt indentures may affect our ability to obtain financing and maintain preferred rating levels on our debt.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements, including the adjusted TIER, adjusted leverage and amount of loans pledged to have access to the funds available under the revolving lines of credit. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of adjusted ratios.  A restriction on access to the revolving lines of credit would impair our ability to issue short-term debt, as it is required for backup-liquidity to maintain preferred rating levels on our short-term debt.

If we do not maintain compliance with covenants and conditions on our collateral trust bond, medium-term note and subordinated deferrable debt indentures, the holders of such debt could declare an event of default and accelerate the repayment of the full amount of the outstanding debt principal before the stated maturity of such debt.  Additionally, we could not issue new debt under such indentures.  Such an event would require us to obtain new funding to repay the accelerated debt as a result of the covenant default and could have a material adverse impact on our financial results and credit ratings.

Our concentration of loans to borrowers within rural electric and telephone industries could impair our revenues if either or both of those industries experience economic difficulties.
Credit concentration is one of the risk factors considered by the rating agencies in the evaluation of our credit ratings.  Substantially all of our credit exposure is to the rural electric and telecommunications industries and is subject to risks associated with those industries.

Our credit concentration to our ten largest borrowers could increase from the current 19 percent of total loans and guarantees outstanding, if:
•	we extended additional loans and/or guarantees to the current ten largest borrowers;
•	our total loans and/or guarantees outstanding decreased, with a disproportionately large share of the decrease to borrowers not in the current ten largest; or
•	we advanced large new loans and/or guarantees to one of the borrowers below the ten largest.

We could jeopardize our federal tax exemption if we fail to conduct our business in accordance with our exemption from the Internal Revenue Service.
Legislation that removes or imposes new conditions on the federal tax exemption for 501(c)(4) social welfare organizations could have a negative impact on our net income.  National Rural’s continued exemption depends on it conducting our business in accordance with our 501(c)(4) status.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

National Rural leases office space that serves as its headquarters in Fairfax County, Virginia.  In October 2005, National Rural entered into a three-year lease with the building owner for approximately 107,228 square feet of the facility’s office, meeting and storage space.  In both September 2007 and 2008, we exercised the option to extend the lease for additional one-year periods.  In March 2009, we amended the office space lease to extend the term until October 17, 2011 with the option to extend the lease for up to two additional one-year periods in fiscal year 2012 and 2013.  The terms of these extensions are similar to the initial three-year lease.

National Rural finalized a contract in May 2008 to purchase 42 acres of land located in Loudoun County, Virginia.  National Rural plans to use the purchased land to construct a new headquarters facility.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended and as of May 31:

(dollar amounts in thousands)	2009	2008 (10)	2007 (10)	2006 (10)	2005 (10)
For the year ended May 31:
Interest income	$1,070,764	$1,051,393	$1,039,650	$995,882	$988,174
Net interest income	135,743	120,125	47,896	18,682	46,776
Derivative cash settlements (1)	112,989	27,033	86,442	80,883	78,287
Derivative forward value (1)	(160,017)	(98,743)	(79,281)	28,805	25,849
Foreign currency adjustments (2)	-	-	(14,554)	(22,594)	(22,893)
(Loss) income prior to income taxes, minority interest (3)	(78,871)	36,311	16,541	105,762	126,561
Net (loss) income	(69,870)	45,745	11,701	95,497	122,503

Fixed charge coverage ratio (TIER) (4)(5)	-	1.05	1.01	1.10	1.13
Adjusted fixed charge coverage ratio
(Adjusted TIER) (6)	1.10	1.15	1.12	1.11	1.14

As of May 31:
Loans to members	$20,192,309	$19,029,040	$18,131,873	$18,363,954	$18,974,108
Allowance for loan losses	(622,960)	(514,906)	(561,663)	(611,443)	(589,749)
Assets	20,982,705	19,379,381	18,575,181	19,179,621	20,060,314
Short-term debt (7)	4,867,864	6,327,453	4,427,123	5,343,824	7,952,579
Long-term debt (8)	12,720,055	10,173,587	11,295,219	10,642,028	8,701,955
Subordinated deferrable debt (9)	311,440	311,440	311,440	486,440	685,000
Members' subordinated certificates	1,740,054	1,406,779	1,381,447	1,427,960	1,490,750
Members' equity (1)	604,316	613,082	566,286	545,351	523,583
Total equity	508,938	665,965	710,041	784,408	764,934
Guarantees	1,275,455	1,037,140	1,074,374	1,078,980	1,157,752

Leverage ratio (5)	42.71	29.64	26.64	24.80	26.71
Adjusted leverage ratio (6)	7.11	7.50	6.81	6.38	6.50
Debt to equity ratio (5)	40.21	28.08	25.13	23.42	25.20
Adjusted debt to equity ratio (6)	6.63	7.06	6.37	5.97	6.07
(1) Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting.  The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.  Members' equity represents total equity excluding foreign currency adjustments, derivative forward value and accumulated other comprehensive income.  See Non-GAAP Financial Measures in Management's Discussion and Analysis for further explanation of members' equity and a reconciliation to total equity.
(2) Foreign currency adjustments represent the change on foreign denominated debt that is not related to an exchange agreement that qualifies for hedge accounting during the period.  The foreign denominated debt is revalued at each reporting date based on the current exchange rate.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt.  We enter into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.
(3) Includes $43 million gain on sale of building and land for the year ended May 31, 2006.
(4) For the years ended prior to May 31, 2009, the fixed charge coverage ratio is the same calculation as our Times Interest Earned Ratio ("TIER").  For the year ended May 31, 2009, the fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our TIER calculation.
For the year ended May 31, 2009, earnings were insufficient to cover fixed charges by $70 million.
(5) See Non-GAAP Financial Measures in Management's Discussion and Analysis for the GAAP calculations of these ratios.
(6) For the years ended prior to May 31, 2009, the adjusted fixed charge coverage ratio is the same calculation as our adjusted TIER.  For the year ended May 31, 2009, the adjusted fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our adjusted TIER calculation.  Adjusted ratios include non-GAAP adjustments that we make to financial measures in assessing our financial performance.  See Non-GAAP Financial Measures in Management's Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(7) Includes the foreign currency valuation account of $245 million and $40 million at May 31, 2006 and 2005, respectively.
(8) Excludes $2,580 million, $3,177 million, $1,368 million, $1,839 million, and $3,591 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2010, 2009, 2008, 2007 and 2006, respectively (see Note 5 to the consolidated financial statements).  Includes the foreign currency valuation account of $221 million at May 31, 2005.
(9) Excludes $175 million called in June 2007 and $150 million called in June 2006 at May 31, 2007 and 2006, respectively, reported in short-term debt.
(10) See Note 1 (y) to the consolidated financial statements for further explanation of reclassifications of the consolidated statement of operations data for fiscal years 2008 and 2007.  Prior year periods have been revised to reflect the adjustments related to the reclassification described in Note 1(y).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to “we,” “our,” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation ("National Rural"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities created and controlled by National Rural to hold foreclosed assets and accommodate loan securitization transactions.  The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto. We refer to our financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document.  See Non-GAAP Financial Measures for further explanation of why the non-GAAP measures are useful and for a reconciliation to GAAP amounts.

Business Overview

National Rural was formed in 1969 by rural electric cooperatives to provide a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS").  National Rural is organized as a cooperative and is a tax-exempt entity under Section 501(c)(4) of the Internal Revenue Code.

RTFC is a private cooperative association created to provide and/or arrange financing for its rural telecommunications members and their affiliates.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.  NCSC also is a private cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of National Rural.  NCSC is a taxable corporation.

Our primary objective as a cooperative is to provide financial products to our rural electric and telecommunications members at a low cost while maintaining sound financial results required for investment grade credit ratings on our debt instruments.  Our goal is not to maximize profit on loans to members, but to balance charging our members low rates on loans and maintaining the financial performance required to access the capital markets on behalf of our members.  Therefore, the rates we charge our borrowers reflect our funding costs plus a spread to cover our operating expenses and a provision for loan losses and to provide earnings sufficient to preserve interest coverage to meet our financial objectives.

We obtain funding from the capital markets, private placements of debt and our members.  We enter the capital markets, based on the combined strength of our members, to borrow the funds to fulfill our members’ financing requirements.  We regularly obtain funding in the capital markets by issuing:
•	fixed-rate or variable-rate secured collateral trust bonds;
•	fixed-rate or variable-rate unsecured medium-term notes including retail notes;
•	commercial paper;
•	bank bid note agreements; and
•	fixed-rate subordinated deferrable debt.

We issue fixed-rate and variable-rate debt to private funding sources.  We also obtain debt financing from our members and other qualified investors through the direct sale of our commercial paper, daily liquidity fund and unsecured medium-term notes.

As a condition of membership, rural electric cooperatives were generally required to purchase membership subordinated certificates from us.  Members may be required to make an additional investment in us by purchasing loan or guarantee subordinated certificates as a condition for obtaining long-term loans or guarantees.  The membership subordinated certificates and the loan and guarantee subordinated certificates are unsecured and subordinate to our senior debt.

National Rural is required by District of Columbia cooperative law to have a mechanism to allocate our net income to our members.  We allocate our net income, excluding the non-cash effects of the accounting for derivative financial instruments and foreign currency translation, annually to a cooperative educational fund, a members' capital reserve and to members based on each member's patronage of our loan programs during the year.  RTFC annually allocates its net income to a cooperative educational fund and to its members based on each member's patronage of its loan programs during the year.  NCSC does not allocate its net income to its members, but does allocate a portion of its margins to a cooperative educational fund.

Our performance is closely tied to the performance of our member rural electric and telecommunications systems due to the near 100 percent concentration of our loan and guarantee portfolio in those industries.

Financial Overview

In this section, we analyze our results of operations, financial condition, liquidity and market risk.  We also analyze trends and significant transactions completed in the years covered by this Form 10-K.

Results of Operations
We use a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as our primary performance indicator, since net income can fluctuate as total loans outstanding and/or interest rates change.  TIER is a measure of our ability to cover the interest expense on our debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the effect of derivatives and including minority interest.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for more information on the adjustments we make to our financial results for our own analysis and covenant compliance.

For the year ended May 31, 2009, we reported a net loss of $70 million, which resulted in a TIER calculation below 1.00 compared to a net income of $46 million and TIER of 1.05 for the prior year.  For the year ended May 31, 2009, we reported an adjusted net income of $86 million with an adjusted TIER of 1.10, compared with an adjusted net income of $138 million and adjusted TIER of 1.15 for the prior-year period.  The $116 million decrease in net income for the year ended May 31, 2009 compared with the prior-year period was primarily due to the $144 million increase in the provision for loan losses and the $61 million increase in the derivative forward value expense partially offset by the $86 million increase in derivative cash settlements.

Interest income of $1,071 million for the year ended May 31, 2009 increased two percent compared with the prior-year period.  During the year ended May 31, 2009, there was an increase of $1.3 billion or seven percent to the average balance of loans outstanding which was largely offset by a 25 basis point decline in the weighted-average yield earned on the loan portfolio as compared with the prior-year period.  The decline in the yield earned on the loan portfolio was the result of the lower interest rates earned on variable-rate loans.

Our interest expense was relatively unchanged for the year ended May 31, 2009 as compared with the prior-year period despite lower short-term interest rates.  The small increase in interest expense was the result of the following factors:

•	The $2,707 million increase in average debt outstanding at May 31, 2009 compared with May 31, 2008.
•
Higher interest rates on our collateral trust bonds.  In October 2008, we issued $1 billion of collateral trust bonds at a rate of 10.375 percent which was significantly higher than the $900 million five-year collateral trust bonds issued at a rate of 5.50 percent in June 2008 due to the severe credit environment in the fall of calendar year 2008.

•	For a short period of time during the latter part of calendar year 2008, the cost of issuing commercial paper increased because of disruptions in the financial markets.

These factors were mostly offset by the following:
•	The lower interest rate environment: Lower interest rates on our variable-rate debt and commercial paper funding particularly in the latter half of the fiscal year.
•
Lower cost funding from Federal Agricultural Mortgage Corporation (“Farmer Mac”):  Notes issued under note purchase agreements with Farmer Mac totaling $700 million at a blended spread over three-month LIBOR of 119 basis points and $500 million at a blended fixed rate of 3.871 percent between December 2008 and May 2009.

•
Lower cost funding from the Rural Economic Development Loan and Grant (“REDLG”) program:  In September 2008,  $500 million was advanced to us under the REDLG program at an interest rate of 57.5 basis points above the comparable U.S. Treasury rate.

•
Lower cost retail notes: Retail notes increased $783 million from May 31, 2008 to May 31, 2009. We issued retail notes at spread levels well below the indicative collateral trust bond funding levels with a weighted-average interest rate of 4.50 percent.

Our adjusted interest expense decreased by $82 million for the year ended May 31, 2009.  In addition to the factors above, the decrease in the adjusted interest expense was largely due to the $97 million payment to us, recorded as derivative cash settlements, for the termination of certain receive fixed, pay variable interest rate swaps during fiscal year 2009.

During fiscal year 2009, there was an increase of $144 million to the loan loss provision as compared with the prior-year period.  The increase to the loan loss provision during the year ended May 31, 2009 was due to the deterioration in the market value of collateral supporting impaired loans.  The fair value of the collateral was negatively affected by the limited access to and high cost of capital to support acquisitions of assets similar to the collateral supporting these impaired loans, which resulted in a compression of the earning multiple that potential buyers were willing to pay for such assets.  In addition, the current economic conditions caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies whose stock is held as collateral for impaired loans.  This increase was partially offset by payments received on impaired loans, changes in estimates of future expected cash flows and the net decrease in our variable interest rates from May 31, 2008 to May 31, 2009 as described below.

The loan loss provision is affected by changes in the calculated impairment on our impaired loans due to changes in interest rates.  The impairment amount for certain loans is calculated by discounting future expected cash flows using the original contract interest rate on the loan, a portion of which is based on our variable interest rate.  Changes to our variable interest rates are based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at May 31, 2009, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.  As of August 1, 2009, we had decreased our long-term variable interest rates by 45 basis points, resulting in a decrease to the calculated impairment on loans of $6 million.

Financial Condition
At May 31, 2009, total loans outstanding increased by $1,161 million or six percent as compared with May 31, 2008 due to a $929 million increase in power supply loans and a $292 million increase in distribution loans.  See further discussion of our loan portfolio in Financial Condition, Loan and Guarantee Portfolio Assessment.  We expect loan growth to remain relatively stable during fiscal year 2010.

Our loan growth has not been significantly affected by the slowdown in the economy since most of our members serve residential customers as opposed to industrial customers.  The current economic conditions reduced the competition for power supply loans from investment and commercial banks.  In addition, there is currently a need for utilities to improve their infrastructure, including base load generation, transmission and distribution plants, a significant portion of which is typically financed with borrowed capital.

The current difficult economic conditions have not resulted in a significant rise in delinquencies or defaults in our members’ receivables.  Calendar year 2008 data from member systems shows no significant increase in late payments or write-offs for the year ended December 31, 2008 compared to the prior calendar year.  The majority of the cooperatives' customers are residential, and electricity is considered an essential service, so we believe the impact of the recession on collections will likely be moderate.

Our total long-term and short-term debt outstanding increased by $1,087 million at May 31, 2009 as compared with the prior-year end.  During the year ended May 31, 2009, there was a need to issue debt required to fund new loan advances, as well as to refinance maturing debt.  During that period, we issued $5.8 billion of new term debt (collateral trust bonds, medium-term notes and private placement notes) to replace the $3.6 billion of debt that matured (mostly extendible collateral trust bonds).  Some of the debt issued during fiscal year 2009 was to prefund debt maturing in the first quarter of fiscal year 2010.  As part of our ongoing efforts to manage the liquidity risks associated with maturing debt, we regularly pre-fund large expected debt obligations prior to the maturity to ensure the availability of funds.

Total equity decreased $157 million from May 31, 2008 to May 31, 2009 primarily due to the board authorized patronage capital retirement totaling $85 million and the net loss of $70 million for the year ended May 31, 2009.  Total equity fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of our derivative instruments.  The fair values of these derivative instruments are sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in equity due to the uncertainty of the movement in future interest rates.  In our internal analysis and for covenant compliance under our credit agreements, we adjust equity to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation.  In July 2009, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount will be returned to members in cash at the end of September 2009.

Liquidity
After Lehman Brothers Holdings Inc. (“LBHI”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in September 2008 and through the latter part of November 2008, there were significant disruptions in the capital markets that resulted in limited investor demand for corporate debt and a significant decrease in the investor demand for commercial paper investments with maturities of more than two weeks.  The majority of the investor demand for commercial paper during that time was for maturities of one week or less and the rates required to replace such funding were at significantly higher than historical spreads over the federal funds rate.  As a result, we had large volumes of commercial paper to roll over that were, on certain days during that period, at rates that were higher than normal.  During that time, we met our funding needs by issuing member and dealer commercial paper, collateral trust bonds, and through private placements of debt.  Those disruptions in the capital markets, while continuing, eased during the third and fourth quarters of fiscal year 2009.

We evaluate and make decisions about our daily cash needs early in the day to be certain we can meet our funding requirements.  On October 7, 2008, we were uncertain of our ability to issue the required amount of commercial paper for that day and drew down $418.5 million on our bank lines.  We repaid the $418.5 million borrowed under our revolving lines of credit on November 13, 2008.

As part of the effort to support the capital markets, on October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”), to provide a source of liquidity to highly-rated U.S. issuers of commercial paper through a special purpose vehicle that purchased three-month unsecured and asset-backed commercial paper directly from eligible issuers.  During the last half of November 2008, investors began to accept longer maturities in limited amounts, which allowed us to issue larger volumes of commercial paper on a daily basis.   On days during the second quarter of fiscal year 2009 when investor demand was concentrated at shorter-term maturities, and we preferred to issue longer-term commercial paper to maintain a certain percentage of the portfolio with longer maturities, we were able to issue commercial paper with 90-day maturities through the CPFF.  We did not issue any commercial paper through the CPFF during the third and fourth quarter of fiscal year 2009.  The $1 billion of commercial paper we issued through the CPFF in the second quarter of fiscal year 2009 matured in March 2009.  We have not issued additional commercial paper through the CPFF due to our ability to roll over maturing commercial paper with our existing investor base and finance our balance sheet growth with lower cost alternative sources of funding. We are still qualified to use the CPFF as the expiration date of the program was extended to February 1, 2010.  However, there is no intention at this time to use the more expensive funding through the CPFF since there is sufficient demand in the commercial paper market.

As with other companies, we were negatively affected by the severe credit crisis in the fall of 2008 as the demand in the capital markets for corporate debt was reduced and corporate debt that was issued was at historically high spreads over comparable U.S. Treasury rates.

After the LBHI bankruptcy, there was limited demand in the capital markets for corporate debt.  As a result, companies experienced difficulty issuing long-term debt, and for the companies that were able to issue long-term debt, the interest rate on the debt issued was at historically high spreads over comparable U.S. Treasury rates.  In October 2008, we issued $1 billion of ten-year collateral trust bonds to refinance maturing long-term debt and meet member loan growth demand.  This debt was issued with a coupon interest rate of 10.375 percent.  This interest rate represented a significant increase in the credit spread over Treasury rates compared with the $900 million 5.50 percent, five-year collateral trust bonds issued in June 2008.  We used other lower-cost funding sources during fiscal year 2009, as described in the Results of Operations section of this Financial Overview.

On March 13, 2009, we replaced our $1,500 million 364-day revolving credit agreement with a new $1,000 million 364-day revolving credit agreement.  Since the revolving credit lines are required to maintain backup liquidity on our commercial paper, we cannot issue as much commercial paper in the future because of the $500 million reduction in the facility.  We will issue long-term debt and swap the debt to a variable rate to make up for the reduction to commercial paper.  This is a more expensive form of funding.

As a result of the bankruptcy filing of LBHI, we terminated interest rate swaps with Lehman Brothers Special Financing (“LBSF”) as counterparty (with an LBHI guarantee) on September 26, 2008.  The payment due to us from LBSF of $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, based on the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  We have a claim of $26 million on the assets of both LBHI and LBSF.  We used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit our claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment or the price that we can obtain through the sale of our claim.  As of July 24, 2009, market sales for similar claims against LBHI and LBSF were between 37 cents and 41 cents on the dollar.

At May 31, 2009, we had $2,288 million of commercial paper, daily liquidity fund, term loans, and bank bid notes and $2,580 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next 12 months.  Members held commercial paper (including the daily liquidity fund) totaling $1,226 million or approximately 67 percent of the total commercial paper and daily liquidity fund outstanding at May 31, 2009.  Commercial paper issued through dealers and bank bid notes totaled $850 million and represented four percent of total debt outstanding at May 31, 2009.  We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2010.  During the next 12 months, we plan to replace the maturing $2,580 million of medium-term notes, collateral trust bonds and long-term notes payable and fund new loan growth by issuing a combination of commercial paper, medium-term notes, collateral trust bonds and other debt.  At May 31, 2009, we had $1.2 billion available under note purchase agreements with Farmer Mac, $625 million of which was advanced through August 2009.

We began offering member capital securities, unsecured and subordinate voluntary debt investments, to members in December 2008.  As of May 31, 2009, a total of $278 million of member capital securities had been sold.  Subsequent to our fiscal year-end, we met our target of issuing at least $300 million of member capital securities.  After the end of the fiscal year through August 7, 2009, an additional $53 million of member capital securities were sold bringing the total to $331 million.

At May 31, 2009 and 2008, we were the guarantor and liquidity provider for $643 million and $330 million, respectively of tax-exempt bonds issued for our member cooperatives.  During the year ended May 31, 2009, we were required to purchase $72 million of tax-exempt bonds pursuant to our obligation as liquidity provider.  As a result, we were required to hold the bonds until the remarketing agent was able to place them with third-party investors.  At May 31, 2009, all tax-exempt bonds we held during fiscal year 2009 had been redeemed or repurchased by third-party investors with no gain or loss on the transactions.

Critical Accounting Estimates

Our significant accounting principles, as described in Note 1, General Information and Accounting Polices, to the consolidated financial statements are essential in understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities.  We have procedures and processes to facilitate making these judgments.

We have identified the allowance for loan losses and the determination of fair value of certain items on our balance sheet as critical accounting policies because they require significant estimations and judgments by management.  The more judgmental estimates are summarized below.  We have identified and described the development of the variables most important in the estimation process.  In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the model.  Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs.  Actual performance that differs from our estimates of the key variables could affect net income.  Separate from the possible future effect to net income from our model inputs, market sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions.  Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results.

Below is a description of the process used in determining the adequacy of the allowance for loan losses and the determination of fair value for certain items on our balance sheet.

Allowance for Loan Losses
At May 31, 2009 and 2008, our loan loss allowance totaled $623 million and $515 million, representing 3.09 percent and 2.71 percent of total loans outstanding, respectively.  GAAP requires loans receivable to be reported on the consolidated balance sheets at net realizable value.  The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio.  We calculate the loss allowance on a quarterly basis.  The loan loss allowance is calculated by segmenting the portfolio into three categories of loans: impaired, high risk and general portfolio.  There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories.  Different assumptions and estimates could also be reasonable.  Changes in these assumptions and estimates could have a material impact on our financial statements.

Impaired Loans
We calculate the impairment on loans based on GAAP.  A loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan, other than an insignificant delay or an insignificant shortfall in amount.  We review our portfolio to identify impairments at least quarterly.  Factors considered in determining an impairment include, but are not limited to:
•	the review of the borrower's audited financial statements and interim financial statements if available,
•	the borrower's payment history,
•	communication with the borrower,
•	economic conditions in the borrower's service territory,
•	pending legal action involving the borrower,
•	restructure agreements between us and the borrower, and
•	estimates of the value of the borrower's assets that have been pledged as collateral to secure our loans.

We calculate the impairment by comparing the future expected cash flow discounted at the interest rate on the loans at the time the loans became impaired, against our current investment in the receivable.  If the current investment in the receivable is greater than the net present value of the future payments discounted at the original contractual interest rate, the impairment is equal to that difference.   If it is not possible to estimate the future cash flow associated with a loan, then the impairment calculation is based on the value of the collateral pledged as security for the loan.

At May 31, 2009 and 2008, we reserved a total of $414 million and $331 million specifically against impaired loans totaling $1,056 million and $1,078 million, respectively, representing 39 percent and 31 percent, respectively, of total impaired loans.  The $414 million and $331 million specific reserves represented 66 percent and 64 percent of the total loan loss allowance at May 31, 2009 and 2008, respectively.  The original contract interest rate on a portion of the impaired loans at May 31, 2009 will vary with the changes in our variable interest rates.  Based on the current balance of impaired loans at May 31, 2009, a 25 basis point increase or decrease to our variable interest rates would result in an increase or decrease, respectively, of approximately $9 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

In calculating the impairment on a loan, the estimates of the expected future cash flow or collateral value are the key estimates made by management.  Changes in the estimated future cash flow or collateral value would impact the amount of the calculated impairment.  The change in cash flow required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the original contract interest rate and the amount of the loan outstanding.  Estimates are not used to determine our investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date and the discount rate is equal to the interest rate on the loans at the time the loans became impaired.

High Risk Loans
We define a loan exposure as high risk when:
•	the borrower has a history of late payments;
•	the borrower's financial results do not satisfy loan financial covenants;
•	the borrower contacts us to discuss pending financial difficulties; or
•	for some other reason, we believe the borrower's financial results could deteriorate resulting in an elevated potential for loss.

Our corporate credit committee determines which loans to classify as high risk.  The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level.

The corporate credit committee sets the required reserve for each borrower based on their facts and circumstances, such as:
•	the borrower's financial condition;
•	the borrower’s payment history;
•	our estimate of the collateral value;
•	pending litigation, if any; and
•	other factors.

This is an objective and subjective exercise where the committee uses the available information to make its best estimate of the reserve.  At any reporting date, the reserve required could vary significantly depending on the facts and circumstances, which could include, but are not limited to:
•	changes in collateral value;
•	deterioration in financial condition;
•	bankruptcy of the borrower;
•	payment default on our loans; and
•	other factors.

The borrowers in the high risk category will generally either move to the impaired category or back to the general portfolio within 12 to 24 months.  At May 31, 2009 and 2008, we reserved $11 million and $3 million against the $30 million and $8 million of exposure classified as high risk, representing coverage of 37 percent and 38 percent, respectively.  The $11 million and $3 million reserved for loans in the high risk category represented 2 percent and less than 1 percent of the total loan loss allowance at May 31, 2009 and 2008, respectively.

General Portfolio
We determine the required loan loss allowance for the general portfolio by using our internal risk rating system, Standard & Poor’s historical default data on corporate bonds and our specific loss recovery data.  We use the following factors to determine the loan loss allowance for the general portfolio category:

•	Internal risk ratings - We maintain risk ratings for each credit facility outstanding to our borrowers. The ratings are updated at least annually and are based on the following:
-	general financial condition of the borrower;
-	our estimated value of the collateral securing our loans;
-	our judgment of the borrower's management;
-	our judgment of the borrower's competitive position within its service territory and industry;
-	our estimate of potential impact of proposed regulation and litigation; and
-	other factors specific to individual borrowers or classes of borrowers.
•
Standard corporate bond default table - The table provides expected default rates based on rating level and the remaining maturity of the bond.  We use the standard default table for all corporate bonds published by Standard and Poor's Corporation to assist in estimating our reserve levels because we have limited history from which to develop loss expectations and because we have been unable to identify utility specific default rates.

•	Recovery rates - Estimated recovery rates based on historical experience of loan balance at the time of default compared with the total loss on the loan to date.

We aggregate the loans in the general portfolio by borrower type (distribution, power supply, telecommunications, associate and other member) and by internal risk rating within borrower type.  We correlate our internal risk ratings to the ratings used in the standard default table for borrowers with ratings from Standard and Poor’s Corporation and based on a standard matching used by banks.

At May 31, 2009 and 2008, we had a total of $18,858 million and $17,690 million of loans, respectively, in the general portfolio.  This total excludes $244 million and $250 million of loans at May 31, 2009 and 2008, respectively, that have a U.S. Government guarantee of all principal and interest payments.  We do not maintain a loan loss allowance on loans that are guaranteed by the U.S. Government.  At May 31, 2009 and 2008, we reserved a total of $162 million and $155 million, respectively, for loans in the general portfolio representing coverage of approximately one percent of the total loans for the general portfolio at both dates.

In addition to the general portfolio reserve requirement as calculated above, we maintain an unallocated reserve to cover the additional risk associated with large loan exposures and to cover economic and environmental factors that may be currently affecting the financial results of borrowers, but have not shown up in the borrower’s annual audited financial statements.

The first component of the unallocated reserve is a single obligor reserve to cover the additional risk related to large loan exposures.  We set the exposure threshold at one percent of total loans and guarantees outstanding and provide coverage equal to one percent times the internal risk rating associated with the loan exposure.  We believe this reflects our assessment of the additional risk related to large loan exposures.  At May 31, 2009 and 2008, our single obligor reserve was $30 million and $23 million, respectively.

The second component of the unallocated reserve is an economic and environmental reserve to cover factors that we believe are currently affecting the financial results of borrowers, but are not reflected in our internal risk rating process and therefore present an increased risk of losses incurred as of the balance sheet date.  We use annual audited financial statements from our borrowers as part of our internal risk rating process.  There could be a lag between the time that various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and therefore the internal risk rating we determine for the borrower.  This reserve component may be set at up to five percent of the amount of the calculated general reserve for each type of loan exposure.  Our corporate credit committee will make a quarterly determination of the percentage of general reserve to be held and the portions of the loan portfolio that the additional reserve percentage shall be applied.  At May 31, 2009, the corporate credit committee set the economic and environmental component of the unallocated reserve to be $6 million or four percent of the total general reserve, representing 3.5 percent of electric loans and five percent of telecommunications loans.  This amount took into consideration the effect on electric and telecommunications borrowers from (1) the current economic downturn, (2) the increase in the unemployment rate, (3) the decline in the housing market that has led to a significant increase in foreclosures and (4) specifically for telecommunications borrowers, reduced discretionary spending for telecommunications services, increased competition from wireless providers and continued loss of access lines among rural local exchange carriers.   At May 31, 2008, the economic and environmental component of the unallocated reserve was $3 million or two percent of the total general reserve.

Senior management reviews the estimates and assumptions used in the calculations of the loan loss allowance for impaired loans, high risk loans, the general portfolio and the unallocated reserve on a quarterly basis.  Senior management discusses estimates with the board of directors and audit committee and reviews all loan loss-related disclosures included in our Form 10-Qs and Form 10-Ks filed with the SEC.

Management makes recommendations regarding loans to be written off to the National Rural board of directors.  In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower's loans.

Fair Value
We have determined the accounting for certain items on our balance sheet at fair value to be a critical accounting policy because of the subjective nature and the requirement for management to make significant estimations in determining the amounts to be recorded.  Different assumptions and estimates could also be reasonable and changes in the assumptions used and estimates made could have a material effect on our financial statements.

The primary instruments recorded on our balance sheet at fair value are derivative financial instruments.  Because we generally do not apply hedge accounting to these instruments, the accounting guidance requires us to record all derivative instruments at fair value on the balance sheet with changes in fair value reported in earnings.  We record the change in the fair value of our derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations.

Because there is not an active secondary market for the types of derivative instruments we use, we obtain market quotes from our dealer counterparties.  The market quotes are based on the expected future cash flow and estimated yield curves.  We perform our own analysis to confirm the values obtained from the counterparties.  The counterparties are estimating future interest rates as part of the quotes they provide to us.  We adjust all derivatives to fair value on a quarterly basis.  The fair value we record will change as estimates of future interest rates change.  To estimate the impact of changes to interest rates on the forward value of derivatives, we would need to estimate all changes to interest rates through the maturity of our outstanding derivatives.  We have derivatives in the current portfolio that do not mature until 2045.  Because many of the derivative instruments we use for risk management have such long-dated maturities, the valuation of these derivatives may require extrapolation of market data that is subject to significant judgment.  Accounting guidance on fair value requires that credit risk be considered in determining the market value of any asset or liability carried at fair value. We adjust the market values of our derivatives received from the counterparties based on our counterparties’ and our credit spreads observed in the credit default swap market.  The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to the creditor.

In addition to the valuation associated with derivative financial instruments, we also periodically are required to record foreclosed assets at the lower of cost or fair value.  In many instances the valuation of these assets are judgmental and dependent upon comparisons to similar assets or estimations of future cash flows that are expected to be generated by the underlying foreclosed properties.  In both of these instances, management uses its best estimates, based upon available market data and/or projections of future cash flows.  However, because of the subjective nature of these estimates, other estimates could be reasonable and changes in the assumptions used and our estimates could have a material effect on our financial statements.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”) to establish a general standard of accounting for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 does not change the kinds of events that an entity must recognize or disclose in its financial statements. It does, however, require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective on a prospective basis for interim or annual periods ending after June 15, 2009.  Our adoption of SFAS 165 in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities.  Under this FSP, the difference between the amortized cost basis and fair value on debt securities that an entity intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis is recorded in earnings. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In April 2009, FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not
Orderly. The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of guidance covering business combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

The principal effect of recasting the consolidated balance sheets upon the adoption of the new standard on June 1, 2009 is to move the noncontrolling interests from long-term liabilities to equity attributable to noncontrolling interests, thus increasing the total of consolidated equity by that amount.  The following table shows the expected effect of adopting SFAS 160 on the periods presented on the consolidated balance sheets as of May 31:

(dollar amounts in thousands)	2009	2008
Balance Sheet:
Total equity, as previously reported	$508,938	$665,965
Increase for SFAS 160 reclassification
of noncontrolling interests	10,162	14,247
Total equity, as adjusted	$519,100	$680,212

Additionally, the adoption of SFAS 160 requires that net income, as previously reported prior to the adoption of SFAS 160, be adjusted to include the net income attributable to the noncontrolling interests in the consolidated statement of earnings.  Thus, after the adoption of SFAS 160, consolidated net loss increases by $4 million for the year ended May 31, 2009 and net income decreases by $6 million for the year ended May 31, 2008.

Our adoption of SFAS 160 in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

Results of Operations

Reclassifications of prior period amounts for fiscal years 2008 and 2007 have been made to conform to the current reporting format for the following two items.  Fees and other income totaling $18 million and $15 million for the years ended May 31, 2008 and 2007 have been reclassified from interest income to the fee and other income line of non-interest income on the consolidated statements of operations to conform with the May 31, 2009 presentation.  The loss on early extinguishment of debt and other expense totaling $6 million and $5 million for the years ended May 31, 2008 and 2007 have been reclassified from interest expense to those line items in non-interest expense on the consolidated statements of operations to conform with the May 31, 2009 presentation.

Fiscal Year 2009 versus 2008 Results
The following table presents the results of operations for the years ended May 31, 2009 and 2008.

	For the year ended May 31,		Increase/
(dollar amounts in thousands)	2009	2008	(Decrease)
Interest income	$1,070,764	$1,051,393	$19,371
Interest expense	(935,021)	(931,268)	(3,753)
Net interest income	135,743	120,125	15,618
(Provision for) recovery of loan losses	(113,699)	30,262	(143,961)
Net interest income after (provision for) recovery of loan losses	22,044	150,387	(128,343)

Non-interest income:
Fee and other income	13,163	19,608	(6,445)
Derivative cash settlements	112,989	27,033	85,956
Results of operations of foreclosed assets	3,774	7,528	(3,754)
Total non-interest income	129,926	54,169	75,757

Non-interest (expense) income:
Salaries and employee benefits	(36,865)	(36,428)	(437)
Other general and administrative expenses	(23,977)	(24,041)	64
(Provision for) recovery of guarantee liability	(1,615)	3,104	(4,719)
Market adjustment on foreclosed assets	(8,014)	(5,840)	(2,174)
Derivative forward value	(160,017)	(98,743)	(61,274)
Loss on sale of loans	-	(676)	676
Loss on early extinguishment of debt	-	(5,509)	5,509
Other	(353)	(112)	(241)
Total non-interest expense	(230,841)	(168,245)	(62,596)

(Loss) income prior to income taxes and minority interest	(78,871)	36,311	(115,182)

Income tax benefit	5,101	3,335	1,766
Minority interest, net of income taxes	3,900	6,099	(2,199)
Net (loss) income	$(69,870)	$45,745	$(115,615)

TIER (1)	-	1.05
Adjusted TIER (2)	1.10	1.15
(1) For the year ended May 31, 2009, earnings were insufficient to cover the fixed charges by $70 million.
(2) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following tables provide a breakout of the average yield on loans, the average rate on debt and the change to interest income, interest expense and net interest income due to changes in average loan and debt volume versus changes to interest rates summarized by loan and debt type.  The following tables also include a breakout of the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in our interest expense.

Average balances and interest rates – Assets

	Average volume			Interest income			Average yield
(dollar amounts in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Long-term fixed-rate loans (1)	$15,052,425	$14,782,141	$14,542,951	$890,367	$872,488	$833,247	5.92%	5.90%	5.73%
Long-term variable-rate loans (1)	2,255,538	1,803,553	2,086,792	92,975	86,787	114,786	4.12	4.81	5.50
Short-term loans (1)	1,895,563	1,310,313	1,028,585	75,604	77,145	72,632	3.99	5.89	7.06
Non-performing loans	495,014	504,310	534,701	-	-	-	-	-	-
Total	19,698,540	18,400,317	18,193,029	1,058,946	1,036,420	1,020,665	5.38	5.63	5.61
Investments (2)	489,228	234,831	215,409	5,683	7,394	9,662	1.16	3.15	4.49
Fee income	-	-	-	6,135	7,579	9,323	-	-	-
Total	$20,187,768	$18,635,148	$18,408,438	$1,070,764	$1,051,393	$1,039,650	5.30%	5.64%	5.65%

(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash, preferred stock and trading securities.

Average balances and interest rates – Liabilities

	Average volume			Interest expense			Average cost
(dollar amounts in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Commercial paper and bank bid
notes (1)	$3,188,189	$2,719,598	$3,170,196	$58,688	$122,786	$178,687	1.84%	4.51%	5.64%
Medium-term notes (1)	5,278,445	4,101,955	5,336,846	326,313	330,193	363,760	6.18	8.05	6.82
Collateral trust bonds (1)	5,232,731	4,880,885	4,226,306	290,152	243,579	218,523	5.54	4.99	5.17
Subordinated deferrable debt (1)	294,592	301,771	476,764	19,663	19,663	33,089	6.67	6.52	6.94
Subordinated certificates (1)	1,428,083	1,326,216	1,317,373	55,330	48,717	47,852	3.87	3.67	3.63
Long-term private debt (1)	3,595,048	2,980,097	2,499,501	164,306	151,694	130,568	4.57	5.09	5.22
Total	19,017,088	16,310,522	17,026,986	914,452	916,632	972,479	4.81	5.62	5.71
Debt issuance costs (2)	-	-	-	10,158	9,605	12,328	-	-	-
Fee expense (3)	-	-	-	10,411	5,031	6,947	-	-	-
Total	$19,017,088	$16,310,522	$17,026,986	$935,021	$931,268	$991,754	4.92%	5.71%	5.82%

Derivative cash settlements (4)	$12,764,394	$13,055,651	$12,631,758	$112,989	$27,033	$86,442	0.89%	0.21%	0.68%
Adjusted interest expense (5)	19,017,088	16,310,522	17,026,986	822,032	904,235	905,312	4.32	5.54	5.32

Net interest income/Net yield				$135,743	$120,125	$47,896	0.38%	(0.07)%	(0.17)%
Adjusted net interest
income/Adjusted net yield (5)				248,732	147,158	134,338	0.98	0.10	0.33
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to debt issuances, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper, which are recognized as incurred.
(3) Includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements.  Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(4) For derivative cash settlements, average volume represents the average notional amount of derivative contracts outstanding and the average cost represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
(5) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

	Analysis of changes in net interest income
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$15,952	$1,927	$17,879	$13,705	$25,536	$39,241
Long-term variable-rate loans	21,750	(15,562)	6,188	(15,580)	(12,419)	(27,999)
Short-term loans	34,457	(35,998)	(1,541)	19,894	(15,381)	4,513
Total interest income on loans	72,159	(49,633)	22,526	18,019	(2,264)	15,755
Investments	8,010	(9,721)	(1,711)	871	(3,139)	(2,268)
Fee income	-	(1,444)	(1,444)	-	(1,744)	(1,744)
Total interest income	$80,169	$(60,798)	$19,371	$18,890	$(7,147)	$11,743

Increase (decrease) in interest expense:
Commercial paper and bank bid notes	$21,156	$(85,254)	$(64,098)	$(25,398)	$(30,503)	$(55,901)
Medium-term notes	94,703	(98,583)	(3,880)	(84,170)	50,603	(33,567)
Collateral trust bonds	17,559	29,014	46,573	33,845	(8,789)	25,056
Subordinated deferrable debt	(468)	468	-	(12,145)	(1,281)	(13,426)
Subordinated certificates	3,742	2,871	6,613	321	544	865
Long-term private debt	31,303	(18,691)	12,612	25,105	(3,979)	21,126
Total interest expense on debt	167,995	(170,175)	(2,180)	(62,442)	6,595	(55,847)
Debt issuance costs	-	553	553	-	(2,723)	(2,723)
Fee expense	-	5,380	5,380	-	(1,916)	(1,916)
Total interest expense	167,995	(164,242)	3,753	(62,442)	1,956	(60,486)
Net interest income	$(87,826)	$103,444	$15,618	$81,332	$(9,103)	$72,229

Derivative cash settlements (3)	$(603)	$86,559	$85,956	$2,901	$(62,310)	$(59,409)
Adjusted interest expense (4)	150,049	(232,252)	(82,203)	(38,094)	37,017	(1,077)
(1) Calculated using the following formula: (current period average balance – prior year period average balance) x prior year period average rate.
(2) Calculated using the following formula: (current period average rate – prior year period average rate) x current period average balance.
(3) For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements from the change in average notional amount of derivative contracts outstanding.  Variance due to average rate represents the change in derivative cash settlements from a change in rates.  The change in rate represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
(4) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

Interest Income
The $19 million or two percent increase in interest income for the year ended May 31, 2009, as compared with the prior-year period was due to a $1.3 billion or seven percent increase in average loan volume largely offset by a 25 basis point decline in the average yield earned on the portfolio due to lower variable interest rates.

For the year ended May 31, 2009, we had a reduction to interest income of $56 million due to non-accrual loans compared with a reduction of $67 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $26 million for the year ended May 31, 2009, as compared with $34 million for the prior-year period.  The telecommunications interest income was reduced by $30 million for the year ended May 31, 2009 as compared with $33 million for the prior-year period as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
The $4 million or less than one percent increase in total interest expense for the year ended May 31, 2009 compared with the prior-year period was due to the higher level of debt outstanding to fund loan growth partially offset by the 79 basis point decline in the overall cost of our debt.  The decline in debt costs was primarily attributable to a decline in the cost of our short-term and variable-rate debt as a result of a lower interest rate environment compared with the prior-year period.  The growth in debt outstanding was primarily attributed to amounts borrowed under the REDLG program, notes payable issued to Farmer Mac and new issuances of collateral trust bonds since May 31, 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $822 million for the year ended May 31, 2009 compared with $904 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $16 million increase in net interest income for the year ended May 31, 2009 compared with the prior-year period was due to the increase in average loan volume and the 79 basis point decline in the overall cost of debt partially offset by additional debt required to fund the increase in loans and the 25 basis point decline in the yield of our loan portfolio.  The adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2009 was $249 million, an increase of $102 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Loss
We recorded a loan loss provision of $114 million for the year ended May 31, 2009, compared with a $30 million recovery for the prior-year period.  The loan loss provision for the year ended May 31, 2009, was primarily due to a reduction in the fair value of the collateral supporting our exposure to Innovative Communication Corporation (“ICC”).  See Non-performing Loans in the Financial Condition section for additional discussion regarding this and other non-performing loans.  The fair value of the collateral was negatively affected by the limited access to and the high cost of capital to support acquisitions of assets similar to the collateral supporting our impaired loans, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions have caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies.  The combination of these two factors, which began to affect market values after the LBHI bankruptcy, resulted in a decrease to the market value of companies similar to the collateral supporting our impaired loans and an increase in the required reserve for impaired loans.  The resulting increase in the loan loss provision was partly offset by payments received and changes in estimates of future expected cash flows for certain other impaired loans.  See further discussion in Allowance for Loan Losses in the Financial Condition section.

Non-interest Income
Non-interest income increased by $76 million for the year ended May 31, 2009, compared with the prior-year period primarily due to the increase in cash settlements on derivative financial instruments.  During the year ended May 31, 2009, we terminated certain receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million that resulted in payments to us of $97 million which was recorded in the statement of operations as derivative cash settlements. Of the $583 million notional amount of derivative contracts terminated, we initiated the termination on $495 million, while the counterparty initiated the request to terminate $88 million (these swaps were terminated at par resulting in no cash payments or receipts).  As a result of these terminations, we recorded a charge to the derivative forward value line for the year ended May 31, 2009, to reduce the derivative asset by $97 million. The income recorded in cash settlements for the payments received and the charge to derivative forward value are offsetting, and therefore there is no effect on reported net income as a result of these transactions. While there was no effect on reported net income, adjusted net income and the related adjusted equity increased by $97 million due to these transactions.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income and equity.

We terminated these derivative instruments primarily to increase our adjusted equity base for the fiscal year to partially offset losses from the quarter ended November 30, 2008 primarily due to the increase in the loan loss provision noted above.  Terminating these swaps also had the benefit of reducing our counterparty risk exposure on two out of the three counterparties to these instruments.  The economic effect of terminating these transactions was to accelerate into the current period the benefit we would have realized in future periods in the form of lower debt costs based upon expected future interest rates.

Cash settlements also include income of $7 million representing the estimated recovery for the $26 million due to us as a result of terminating interest rate swaps with LBSF.  The amount recorded as a receivable does not reduce or limit our claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment or the price that we can obtain through the sale of our claim.  The cash settlements income described above was partially offset by the decrease in cash settlements as a result of lower short-term interest rates during the year ended May 31, 2009 compared with the year ended May 31, 2008 as we received a variable rate on the majority of our derivative contracts during both periods.  Additionally, the weighted-average rate received on pay fixed, receive variable interest rate swaps decreased from 2.64 percent for fiscal year 2008 to 0.62 percent for fiscal year 2009.

Non-interest Expense
Non-interest expense increased by $63 million for the year ended May 31, 2009 compared with the prior-year period primarily due to the $61 million increase in the derivative forward value expense explained below.  Additionally, we recorded a $2 million provision for guarantee liability for the year ended May 31, 2009 compared with a $3 million recovery of guarantee liability for the year ended May 31, 2008.  The increase to the provision for guarantee liability during the year ended May 31, 2009 was primarily due to the $238 million increase in guarantees outstanding. The $61 million increase in the derivative forward value expense during the year ended May 31, 2009 compared with the prior-year period is due to the reversal of the $97 million derivative asset related to terminated interest rate exchange agreements and changes in the estimate of future interest rates over the remaining life of the derivative contracts.

We recorded a decrease to the fair value of foreclosed assets of $8 million and $6 million for the years ended May 31, 2009 and 2008, respectively, based on decreasing collateral values.  The balance of foreclosed assets includes land development loans and limited partnership interests in certain real estate developments.  The reduction to the fair value of the collateral supporting these land development loans during the years ended May 31, 2009 and 2008 was primarily due to residential home market weakness which has caused lot sales to slow down.  Additionally, lower gas prices resulted in a decrease in the fair value of the underlying collateral in fiscal year 2009.

Minority Interest
During the year ended May 31, 2009, NCSC’s net loss exceeded its equity balance by $6 million primarily due to NCSC’s $12 million in derivative forward value losses during the period.  In accordance with consolidation accounting rules, National Rural is required to absorb the $6 million excess NCSC loss.  Minority interest for the year ended May 31, 2009, represents RTFC’s net loss of $1 million and $3 million of NCSC’s net loss of $9 million.  Minority interest for the year ended May 31, 2008 represents the total RTFC and NCSC net loss since NCSC losses did not exceed its equity during that period.

Net (Loss) Income
The change in the items described above resulted in a net loss of $70 million for the year ended May 31, 2009, compared to net income of $46 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value and adds back minority interest, was $86 million, compared to $138 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Fiscal Year 2008 versus 2007 Results
The following table presents the results of operations for the year ended May 31, 2008 versus May 31, 2007.

	For the year ended May 31,		Increase/
(dollar amounts in thousands)	2008	2007	(Decrease)
Interest income	$1,051,393	$1,039,650	$11,743
Interest expense	(931,268)	(991,754)	60,486
Net interest income	120,125	47,896	72,229
Recovery of loan losses	30,262	6,922	23,340
Net interest income after recovery of loan losses	150,387	54,818	95,569

Non-interest income:
Fee and other income	19,608	16,106	3,502
Derivative cash settlements	27,033	86,442	(59,409)
Results of operations of foreclosed assets	7,528	9,758	(2,230)
Total non-interest income	54,169	112,306	(58,137)

Non-interest (expense) income:
Salaries and employee benefits	(36,428)	(33,817)	(2,611)
Other general and administrative expenses	(24,041)	(18,072)	(5,969)
Recovery of guarantee liability	3,104	1,700	1,404
Market adjustment on foreclosed assets	(5,840)	-	(5,840)
Derivative forward value	(98,743)	(79,281)	(19,462)
Foreign currency adjustments	-	(14,554)	14,554
Loss on sale of loans	(676)	(1,584)	908
Loss on early extinguishment of debt	(5,509)	(4,806)	(703)
Other	(112)	(169)	(57)
Total non-interest expense	(168,245)	(150,583)	(17,662)

Income prior to income taxes and minority interest	36,311	16,541	19,770

Income tax benefit (expense)	3,335	(2,396)	5,731
Minority interest, net of income taxes	6,099	(2,444)	8,543
Net income	$45,745	$11,701	$34,044

TIER	1.05	1.01
Adjusted TIER (1)	1.15	1.12
5(1) Adjusted to exclude the effect of the derivative forward value from net income, to include minority interest in net income and to include all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The $12 million or 1 percent increase in interest income for the year ended May 31, 2008 as compared with the prior-year period was due to the increase in National Rural and NCSC loan volume and long-term fixed-rate loans that repriced at higher interest rates partly offset by the decrease in RTFC loan volume and lower variable interest rates.  Interest rates for approximately $703 million of National Rural long-term fixed-rate loans were repriced in January 2008 with 85 percent selecting a new fixed rate.  The weighted-average interest rate of long-term loans subject to repricing in January 2008 was approximately 5.37 percent, which is lower than the National Rural fixed interest rates available to members at that time of between 5.65 percent and 7.25 percent (depending on the term selected).  The increase in interest income was offset by the impact of our decreasing variable interest rates by approximately 215 to 250 basis points, depending on the loan program, since May 31, 2007.

For the year ended May 31, 2008, we had a reduction to interest income of $67 million due to non-accrual loans compared with a reduction of $81 million for the prior year period.  The effect on electric interest income of non-accrual loans was a reduction of $34 million for the year ended May 31, 2008 as compared with $39 million for the prior year period.  The impact on RTFC interest income of non-accrual loans was a reduction of $33 million for the year ended May 31, 2008 as compared with $42 million for the prior year period.  The impact of non-accrual loans on interest income is included in the rate variance in the table on page 28.

Interest Expense
The $60 million or 6 percent decrease in total interest expense for the year ended May 31, 2008 as compared with the prior year period was due to lower interest expense on commercial paper and variable-rate long-term debt as a result of a 325 basis point decrease in the federal funds rate from the rate in effect at May 31, 2007.  The $500 million borrowed under the
REDLG program in August 2007 represents a lower cost compared with our other forms of long-term debt as a result of the guarantee of repayment by the RUS.  In addition, the $175 million of 7.40 percent subordinated deferrable debt redeemed in June 2007 resulted in a 39 basis point decrease in the weighted-average cost of subordinated deferrable debt.

The adjusted interest expense, which includes all derivative cash settlements, was consistent for the year ended May 31, 2008 with the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in our interest expense.

Net Interest Income
The change in the line items described above resulted in an increase in net interest income of $72 million for the year ended May 31, 2008 compared with the prior-year period.  The adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2008 was $147 million, an increase of $13 million from the prior year period.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in our interest expense, and therefore net interest income.

Recovery of Loan Losses
The $30 million recovery of loan losses for the year ended May 31, 2008 resulted from the decrease in calculated impairments due to lower variable rates and payments received on impaired loans.

Non-interest Income
Non-interest income decreased by $58 million for the year ended May 31, 2008 compared with the prior year primarily due to decreases in cash settlements and income from the operations of foreclosed assets.  The $59 million decrease in cash settlements for the year ended May 31, 2008 from the prior year period is primarily due to a $31 million payment received during the prior year for the termination of two exchange agreements compared with $8 million paid during the year ended May 31, 2008 for the termination of three exchange agreements.  Additionally, cash settlements decreased for the year ended May 31, 2008 due to the 325 basis point decrease in the federal funds rate from May 31, 2007 to May 31, 2008 as we received a variable rate on 59 percent of our interest rate exchange agreements during fiscal year 2008 compared with 41 percent of our interest rate exchange agreements for which we pay a variable rate.  Income from the operation of foreclosed assets decreased by $2 million for the year ended May 31, 2008 compared with the prior year due to a lower outstanding balance in foreclosed assets.  At May 31, 2008, the foreclosed assets are comprised of real estate developer notes receivable and limited partnership interests in certain real estate developments.

Non-interest Expense
Non-interest expense increased by $18 million for the year ended May 31, 2008 compared with the prior year.

Salaries and employee benefits increased by $3 million for the year ended May 31, 2008 as compared with the prior year period primarily due to additional headcount and higher medical insurance rates.  We had 13 additional employee positions filled at May 31, 2008 as compared with the prior-year period end.

General and administrative expenses increased by $6 million for the year ended May 31, 2008 compared with the prior-year period because of increased expenditures for the acceleration of information systems projects and the write-off of site work expenses on property we had under contract, but the seller was unable to meet the conditions to close the sale.  Increased membership meeting expenses, marketing and audit fees also contributed to higher general and administrative expenses for the year ended May 31, 2008.

For the year ended May 31, 2008, we determined that there was a reduction of $6 million to the market value of the real estate developer notes receivable held as foreclosed assets.  The reduction to the market value was primarily as a result of the slowdown in lot sales due to residential home market weakness.

The $19 million decrease in the derivative forward value during the year ended May 31, 2008 compared with the prior year period was due to changes in the estimate of future interest rates over the remaining life of the derivative contracts.

There was no foreign denominated debt outstanding during the year ended May 31, 2008, therefore there was no foreign currency adjustments compared with $15 million in the prior year period.  When we issue debt in foreign currencies, we must adjust the value of the debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance.  To the extent that the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the value of the debt is reported on the consolidated statements of operations as foreign currency adjustments.  At the time of issuance of all foreign denominated debt, we typically enter into a cross currency or cross currency interest rate exchange agreement to fix the exchange rate on all principal and interest payments through maturity.

In June 2007, we redeemed the $175 million of 7.40 percent subordinated deferrable debt at par and recorded a charge of $6 million as loss on the early extinguishment of debt for the unamortized issuance costs in the first quarter of fiscal year 2008.  There was a $5 million loss on the extinguishment of debt for the year ended May 31, 2007 due to the write-off of unamortized debt issuance costs associated with the early redemption of subordinated deferrable debt.

Minority Interest
Minority interest represents $0.3 million and $5.8 million of net loss for RTFC and NCSC, respectively, for the year ended May 31, 2008 compared with $0.1 million and $2.3 million of net income for RTFC and NCSC, respectively, for the prior year period.   The decrease in NCSC net income is primarily due to fluctuations in the fair value of its derivative instruments.

Net Income
The change in the line items described above resulted in an increase in net income of $34 million for the year ended May 31, 2008 from the prior year period.  The adjusted net income, which excludes the impact of the derivative forward value and foreign currency adjustments and adds back minority interest, was $138 million, compared with $108 million for the prior year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges.  For fiscal years prior to May 31, 2009, the ratio of earnings to fixed charges is the same calculation as TIER.  For the year ended May 31, 2009, the fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our TIER calculation.  See Results of Operations for a discussion of TIER and adjustments that we make to the TIER calculation.

	For the year ended May 31,
(dollar amounts in thousands)	2009	2008	2007
(Loss) income prior to cumulative effect of
change in accounting principle	$(69,870)	$45,745	$11,701
Add: fixed charges	935,194	931,268	991,754
Less: interest capitalized	(173)	-	-
Earnings available for fixed charges	$865,151	$977,013	$1,003,455

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$935,021	$931,268	$991,754
Interest capitalized	173	-	-
Total fixed charges	$935,194	$931,268	$991,754
Ratio of earnings to fixed charges (1)	-	1.05	1.01
(1) For the year ended May 31, 2009, earnings were insufficient to cover the fixed charges by $70 million.

Financial Condition

Loan and Guarantee Portfolio Assessment
Loan Programs
Loans to members bear interest at rates we determine from time to time after considering our interest expense, operating expenses, provision for loan losses and the maintenance of reasonable earnings levels.  In keeping with the cooperative charter, our policy is to set interest rates at the lowest levels we consider to be consistent with sound financial management.

The following table summarizes loans outstanding by type and by segment at May 31:

(dollar amounts in millions)	2009		2008		2007		2006		2005
Loans by type:	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans (1):
Long-term fixed-rate loans	$14,813	74%	$15,419	81%	$14,881	82%	$14,763	80%	$12,936	68%
Long-term variable-rate loans	3,277	16	1,918	10	2,032	11	2,570	14	5,009	27
Total long-term loans	18,090	90	17,337	91	16,913	93	17,333	94	17,945	95
Short-term loans (2)	2,098	10	1,690	9	1,215	7	1,028	6	1,027	5
Total loans	$20,188	100%	$19,027	100%	$18,128	100%	$18,361	100%	$18,972	100%

Loans by segment:
National Rural:
Distribution	$13,730	68%	$13,438	71%	$12,828	71%	$12,859	70%	$12,729	67%
Power supply	4,268	21	3,339	17	2,858	16	2,811	15	2,641	14
Statewide and associate	93	1	109	1	119	1	125	1	135	1
National Rural total	18,091	90	16,886	89	15,805	88	15,795	86	15,505	82
RTFC	1,680	8	1,727	9	1,860	10	2,162	12	2,992	16
NCSC	417	2	414	2	463	2	404	2	475	2
Total	$20,188	100%	$19,027	100%	$18,128	100%	$18,361	100%	$18,972	100%
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans, where the interest rate could be adjusted monthly or semi-monthly.

Loans outstanding increased by six percent for the year ended May 31, 2009.  The primary reasons for the loan growth at National Rural were an increase in RUS note buyouts, funding of capital expenditures, bridge financing to fund projects before receipt of RUS funding and funding for renewable energy projects.

Loans that converted from a fixed rate to a variable rate totaled $856 million, which was partially offset by $205 million of loans converting from a variable rate to a fixed rate for the year ended May 31, 2009.  The significant shift in fixed-rate loans converting to variable rates was the result of extremely low variable rates because the Federal Reserve lowered the federal funds rate to historically low levels in the latter half of calendar year 2008.  For the year ended May 31, 2008, loans converting from a variable rate to fixed rate totaled $711 million, which was offset by $274 million of loans that converted from a fixed rate to a variable rate.

The following table summarizes loans and guarantees outstanding by segment at May 31:

					Increase/
(dollar amounts in thousands)	2009		2008
National Rural:	Amount	% of Total	Amount	% of Total	(Decrease)
Distribution	$13,994,595	65%	$13,622,829	68%	$371,766
Power supply	5,213,868	24	4,125,567	20	1,088,301
Statewide and associate	116,203	1	131,710	1	(15,507)
National Rural total	19,324,666	90	17,880,106	89	1,444,560
RTFC	1,680,654	8	1,726,774	9	(46,120)
NCSC	458,342	2	457,255	2	1,087
Total	$21,463,662	100%	$20,064,135	100%	$1,399,527

The following table summarizes the loans and guarantees outstanding at RTFC as of May 31:

					Increase/
	2009		2008
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Rural local exchange carriers	$1,476,402	88%	$1,518,197	88%	$(41,795)
Cable television providers	152,326	9	153,539	9	(1,213)
Fiber optic network providers	8,126	1	16,884	1	(8,758)
Competitive local exchange carriers	37,294	2	29,871	2	7,423
Wireless providers	3,924	-	4,579	-	(655)
Other	2,582	-	3,704	-	(1,122)
Total	$1,680,654	100%	$1,726,774	100%	$(46,120)

Our members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At May 31, 2009, 2008 and 2007, loans and guarantees outstanding to members in any one state or territory did not exceed 17 percent, 17 percent and 15 percent, respectively, of total loans and guarantees outstanding.

Credit Concentration
National Rural, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers.  The credit limitation policies set the limit on the total exposure and unsecured exposure to the borrower based on an assessment of the borrower's risk profile and our internal risk rating system.  As a member-owned cooperative, we balance the needs of our member/owners and the risk associated with concentrations of credit exposure.  The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies.  Management may use syndicated credit arrangements to minimize credit concentrations.

Total exposure, as defined by the policies, generally includes the following:
•	loans outstanding, excluding loans guaranteed by RUS;
•	our guarantees of the borrower's obligations;
•	unadvanced loan commitments;
•	borrower guarantees to us of another borrower's debt; and
•	any other indebtedness with us, unless guaranteed by the U.S. Government.

The calculation of total exposure includes facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or cancelled.

At May 31, 2009 and 2008, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.7 percent, respectively, of total loans and guarantees outstanding.  At May 31, 2009, the ten largest borrowers included three distribution systems, six power supply systems and one telecommunications system. At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system.  Over the past five years, our single obligor concentrations in the telecommunications portfolio have decreased resulting in outstanding loans at May 31, 2009 averaging $10 million per active, performing telecommunications borrower.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2009		2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,686,956	17%	$3,395,865	17%	$291,091
Guarantees	363,883	2	164,740	1	199,143
Total credit exposure to ten largest borrowers	$4,050,839	19%	$3,560,605	18%	$490,234

Total by segment:
National Rural	$3,497,331	16%	$3,043,905	15%	$453,426
RTFC	523,758	3	491,700	3	32,058
NCSC	29,750	-	25,000	-	4,750
Total credit exposure to ten largest borrowers	$4,050,839	19%	$3,560,605	18%	$490,234

Security Provisions
Except when providing short-term loans, we typically lend to our members on a senior secured basis.  Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.  Guarantee reimbursement obligations are typically secured on parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset.  In addition to the collateral received, borrowers are also required to set rates charged to customers to achieve certain financial ratios.

The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment at May 31:

	2009		2008		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,831,111	13%	$2,150,739	10%	$680,372
Guarantees	347,325	2	235,816	1	111,500
Total unsecured credit exposure	$3,178,436	15%	$2,386,555	11%	$791,881

Total by segment:
National Rural	$2,875,396	14%	$2,100,676	10%	$774,720
RTFC	237,259	1	229,287	1	7,972
NCSC	65,781	-	56,592	-	9,189
Total unsecured credit exposure	$3,178,436	15%	$2,386,555	11%	$791,881

Pledging of Loans
We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under the collateral trust bond indentures and the revolving debt issuance agreements with Farmer Mac.  We pledge distribution mortgage loans and permitted investments under our collateral trust bond indentures.  We pledge distribution and power supply mortgage loans under the debt issuance agreements with Farmer Mac, which permit up to 20 percent of loans pledged to be from power supply systems.  In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the REDLG program.  Distribution and power supply loans may be deposited for the REDLG program.

Although not required, we typically maintain pledged collateral and collateral on deposit in excess of the required 100 percent of the outstanding balance of debt issued.  However, our revolving credit agreements limit pledged collateral to 150 percent of the outstanding balance of debt issued.  The excess collateral ensures that required collateral levels are maintained and, when an opportunity exists, facilitates timely execution of debt issuances by limiting or eliminating the lead time required to gather collateral.  Collateral levels fluctuate because:
•
distribution and power supply loans typically amortize, while the debt issued under the collateral trust bond indenture, the Farmer Mac debt issuance agreements and the REDLG program have bullet maturities;

•	individual loans may become ineligible for various reasons, some of which may be temporary; and
•	distribution and power supply borrowers have the ability to prepay their loans.

We may request the return of collateral pledged or held on deposit in excess of the 100 percent of the principal balance requirement or may move the collateral from one program to another to facilitate a new debt issuance, provided that all conditions of eligibility under the different programs are satisfied.

The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2008	2007
Total loans to members	$20,188,207	$19,026,995
Less: Total secured debt or debt requiring
collateral on deposit	(9,390,000)	(8,115,000)
Less: Excess collateral pledged or on deposit	(2,566,723)	(1,241,554)
Unencumbered loans	$8,231,484	$9,670,441

Unencumbered loans as a percentage of total loans	41%	51%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.  In certain circumstances, a performing restructured loan can also remain on non-accrual status (see Restructured Loans).  We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  At May 31, 2009, we had one non-performing loan outstanding in the amount of $524 million.  At May 31, 2008, we had non-performing loans of $507 million outstanding.  All loans classified as non-performing were on non-accrual status.

We monitor our borrowers’ performance and contact borrowers frequently when payments are delinquent.  The table below shows our delinquency rates for the past six years.  This table breaks out the delinquency rates including and excluding our loan to ICC.  The one loan to ICC drives the vast majority of our delinquent loans and we are in the process of foreclosing upon the collateral of this borrower.

(dollar amounts in thousands)	2004	2005	2006	2007	2008	2009

Total loans outstanding	$20,488,523	$18,972,068	$18,360,905	$18,128,207	$19,026,995	$20,188,207
Unpaid principal balance:
Loans >60 and < 90
days past due	-	-	-	-	-	-

Loans > 90 days past due	-	480,963	488,392	492,795	499,234	523,758

ICC	-	479,196	488,392	492,795	491,706	523,758

Delinquency rates:
Loans >60 and < 90 days
past due	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans > 90 days past due	0.00	2.54	2.66	2.72	2.62	2.59

Delinquency rates less ICC:
Loans >60 and < 90 days
past due	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans > 90 days past due	0.00	0.01	0.00	0.00	0.04	0.00

Delinquency information:
Loans >30	$-	$480,963	$488,392	$492,795	$499,234	$523,758
Delinquency rate >30	0.00%	2.54%	2.66%	2.72%	2.62%	2.59%

Delinquency info less ICC:
Loans >30	$-	$1,767	$-	$-	$7,528	$-
Delinquency rate >30	0.00%	0.01%	0.00%	0.00%	0.04%	0.00%

At May 31, 2009 and 2008, non-performing loans include $524 million and $492 million, respectively, to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to us since June 2005.  RTFC is the primary secured lender to ICC.

In February 2006, involuntary bankruptcy petitions were filed against ICC's indirect majority shareholder and former chairman, Jeffrey Prosser ("Prosser"), ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC"); and in April 2006, RTFC reached a settlement with ICC, Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against National Rural and certain of its officers and directors and other parties in various proceedings and forums.  National Rural therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

ICC-LLC, Emcom and Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee has been appointed for the ICC-LLC and Emcom estates; and a Chapter 7 trustee was appointed in Prosser’s individual case.  Prosser’s Chapter 7 trustee is in the process of marshaling Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed a trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets for disposition, including property in Prosser’s possession or control, and eventual payment in respect of RTFC’s claims and the claims of other parties-in-interest.  Certain assets have been sold, including certain foreign companies, aircraft, and real estate.

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the U.S. Virgin Islands, the British Virgin Islands and St. Martin (the “Group 1 Assets”); Group 2 consisting of ICC assets and stock in ICC subsidiaries operating in France and certain of its Caribbean territories and the Netherland Antilles (the “Group 2 Assets”); and Group 3 consisting of the newspaper and media operations of ICC (the “Group 3 Assets”).  The Group 2 Assets and Group 3 Assets were sold in December 2008 and May 2008, respectively, and in each case, the distribution of proceeds was approved by the Court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC.  RTFC has begun the process of obtaining the applicable regulatory approvals.

In April 2009, RTFC acquired $85 million of Vitelco preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 16 Restructured /Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, we believe that we have adequately reserved for our exposure to ICC at May 31, 2009.

Restructured Loans
When agreements are executed to change the original terms of a loan, generally a change to the originally scheduled cash flows, we classify the loan as restructured unless the new terms are deemed to be market terms.  We make a determination about the accrual of interest income for these loans on a loan-by-loan basis.  The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement.  We will periodically review the decision whether or not to accrue interest income on restructured loans based on the borrower's past performance and current financial condition.

At May 31, 2009 and 2008, restructured loans totaled $538 million and $577 million, respectively.  A total of $491 million and $519 million of restructured loans were on non-accrual status at May 31, 2009 and 2008, respectively.

At May 31, 2009 and 2008, restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ") were $491 million and $519 million, respectively.  All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility classified as a performing loan at both May 31, 2009 and 2008.  Total loans to CoServ at May 31, 2009 and 2008 represented 2.4 percent and 2.7 percent of our total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured the loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under the facility, advances are limited to $46 million per year.  As of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are made at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true up on or after December 13, 2008.  To date, National Rural has not received notice from CoServ that it intends to prepay the loan.  CoServ and National Rural have no claims related to any of the legal actions asserted before or during the bankruptcy proceedings.  National Rural's legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on our analysis, we believe that we have adequately reserved for our exposure to CoServ at May 31, 2009.

At May 31, 2009 and 2008, we had a total of $42 million and $52 million, respectively, in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer is current with respect to all debt service payments at May 31, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on our analysis, we believe that we have adequately reserved for our exposure to Pioneer at May 31, 2009.

Loan Impairment
On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances at the time of the review, to determine if the loans to the borrower are impaired and/or to update the impairment calculation.  We calculate a borrower’s impairment based on the expected future cash flow or the fair value of any collateral securing our loans to the borrower.  In some cases, to estimate future cash flow, certain assumptions are required regarding, but not limited to, the following:
•	interest rates,
•	court rulings,
•	changes in collateral values,
•	changes in economic conditions in the area in which the cooperative operates,
•	changes to the industry in which the cooperative operates, and
•	likelihood of repayment amount and timing.

As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available. At May 31, 2009 and 2008, impaired loans totaled $1,056 million and $1,078 million, respectively.  At May 31, 2009 and 2008, we specifically reserved a total of $414 million and $331 million, respectively, to cover impaired loans.

The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding at May 31:

(dollar amounts in thousands)	2009	2008	2007	2006	2005
Non-performing loans (1)	$523,758	$506,864	$501,864	$577,869	$616,626
Percent of loans outstanding	2.59%	2.67%	2.77%	3.15%	3.25%
Percent of loans and guarantees outstanding	2.44	2.52	2.61	2.97	3.06

Restructured loans	$537,587	$577,111	$603,305	$630,354	$600,926
Percent of loans outstanding	2.66%	3.03%	3.33%	3.43%	3.17%
Percent of loans and guarantees outstanding	2.50	2.88	3.14	3.24	2.99

Total non-performing and restructured loans	$1,061,345	$1,083,975	$1,105,169	$1,208,223	$1,217,552
Percent of loans outstanding	5.25%	5.70%	6.10%	6.58%	6.42%
Percent of loans and guarantees outstanding	4.94	5.40	5.75	6.21	6.05

Total non-accrual loans	$1,014,585	$1,026,121	$1,046,561	$1,147,009	$1,210,210
Percent of loans outstanding	5.03%	5.39%	5.77%	6.25%	6.38%
Percent of loans and guarantees outstanding	4.73	5.11	5.45	5.90	6.01

(1) All loans classified as non-performing were on non-accrual status.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio.  The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, could affect the risk of loss in its loan portfolio.  We review and adjust the allowance quarterly to cover estimated probable losses in the portfolio.

Management makes recommendations to our board of directors regarding charge-offs of loan balances.  In making its recommendation to charge-off all or a portion of a loan balance, management considers various factors including cash flows and the collateral securing the borrower's loans.  Since inception in 1969, charge-offs totaled $217 million and recoveries totaled $34 million for a net loan loss of $183 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the year ended May 31,
(dollar amounts in thousands)	2009	2008	2007	2006	2005
Beginning balance	$514,906	$561,663	$611,443	$589,749	$573,939
Provision for (recovery of) loan losses	113,699	(30,262)	(6,922)	23,240	16,402
Net charge-offs	(5,645)	(16,495)	(42,858)	(1,546)	(592)
Ending balance	$622,960	$514,906	$561,663	$611,443	$589,749
`
Loan loss allowance by segment:
National Rural	$622,851	$514,626	$561,113	$610,617	$588,365
NCSC	109	280	550	826	1,384
Total	$622,960	$514,906	$561,663	$611,443	$589,749

As a percentage of total loans outstanding	3.09%	2.71%	3.10%	3.33%	3.11%
As a percentage of total non-performing loans outstanding	118.94	101.59	111.95	105.71	95.62
As a percentage of total restructured loans outstanding	115.88	89.22	93.20	96.98	98.17
As a percentage of total loans on non-accrual	61.40	50.18	53.67	53.31	48.73

Our loan loss allowance increased $108 million from May 31, 2008 to May 31, 2009.  Within our loan loss allowance at May 31, 2009 as compared to the prior year end, there was an increase in the calculated impairments of $130 million due to the deterioration in the market value of collateral supporting impaired loans offset by $28 million of payments received on impaired loans and a $13 million decrease due to changes in estimates of future expected cash flows of certain impaired loans.  The remaining increase in the loan loss provision for the year ended May 31, 2009 was primarily due to the $1,161 million increase in loans.

In late November 2008, we engaged an outside consultant to renew the valuation of ICC that had been performed during the summer of 2008.  The update of the appraisal of ICC assets was triggered by the changing economic conditions that occurred during our second quarter of fiscal year 2009, especially the tightening of the credit markets, coupled with indicators we were receiving from potential third party investors responding to the upcoming auction of the ICC assets.  As a result of this new information, we recorded an addition to the provision for loan losses of $114 million during the quarter ended November 30, 2008.  We believe that, as a result of this additional provision for losses and an additional $13 million provision in the third and fourth quarter, we have adequately reserved against losses associated with ICC at May 31, 2009.

At May 31, 2008, we estimated the collection of cash flows according to the contractual payments due, and reduced those amounts based on the risk rating assigned by the corporate credit committee to each loan using detailed knowledge of the financial condition of our members with impaired loans.  We improved the process for estimating the future expected cash flows on impaired loans at May 31, 2009.  We modeled expected cash flows based upon various probabilities of collection.  We believe the new process is a better measure of impairment for these loans. The effect of the change in the estimation process reduced the impairment amount for impaired loans by approximately $13 million.

We have agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and $0.1 million loan loss allowance required at NCSC to cover the exposure for consumer loans of $0.7 million.

Liabilities, Minority Interest and Equity
Outstanding Debt
The following table provides a breakout of debt outstanding at May 31:

(dollar amounts in thousands)	2009	2008	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$1,833,273	$3,050,264	$(1,216,991)
Bank bid notes	255,000	100,000	155,000
Term loan	200,000	-	200,000
Long-term debt with remaining maturities less than one year	2,579,591	3,177,189	(597,598)
Total short-term debt	4,867,864	6,327,453	(1,459,589)
Long-term debt:
Collateral trust bonds	4,968,771	2,886,580	2,082,191
Notes payable	4,064,211	2,956,403	1,107,808
Medium-term notes	3,687,073	4,330,604	(643,531)
Total long-term debt	12,720,055	10,173,587	2,546,468
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	642,960	649,465	(6,505)
Loan certificates	692,806	654,047	38,759
Guarantee certificates	126,193	103,267	22,926
Member capital securities	278,095	-	278,095
Total members' subordinated certificates	1,740,054	1,406,779	333,276
Total debt outstanding	$19,639,413	$18,219,259	$1,420,155

Percentage of fixed-rate debt (2)	87%	82%
Percentage of variable-rate debt (3)	13	18
Percentage of long-term debt	75	65
Percentage of short-term debt	25	35
(1) Includes $291 million and $251 million related to the daily liquidity fund at May 31, 2009 and 2008, respectively.
(2) Includes variable-rate debt that has been swapped to a fixed rate less any fixed-rate debt that has been swapped to a variable rate.
(3) The rate on commercial paper notes does not change once the note has been issued.  However, the rates on new commercial paper notes change daily and commercial paper notes generally have maturities of less than 90 days.  Therefore, commercial paper notes are classified as variable-rate debt.  Also includes fixed-rate debt that has been swapped to a variable rate less any variable-rate debt that has been swapped to a fixed rate.

The following table provides additional information on the debt instruments we offer and related credit ratings at
May 31, 2009.  Subsequent to that date, Fitch Ratings announced downgrades, with a stable outlook, on all of our secured and unsecured debt (for further information, including the new ratings, see Credit Ratings on page 47).

Debt Instrument	Maturity Range	Rate Options	Market	Security	Credit Rating (1)
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured	NA
Bank bid notes	Up to 3 months	Fixed rate	Bank institutions	Unsecured	NA
Commercial paper	1 to 270 days	Fixed rate	Public capital markets and members	Unsecured	P-1, A-1, F-1
Collateral trust bonds	Range from 2 years to 30 years	Fixed or Variable rate	Public capital markets	Secured (2)	A1, A+, A+
Medium-term notes	Range from 9 months to 30 years	Fixed or Variable rate	Public capital markets and members	Unsecured	A2, A, A
Notes payable	Range from 1 year to 30 years	Fixed or Variable rate	Private placement	Varies (3)	Varies (3)
Subordinated deferrable debt (4)	Up to 39 yrs	Fixed or Variable rate	Public capital markets	Unsecured (5)	A3, BBB, A-
Subordinated certificates	Up to 100 years (6)	Varies	Members	Unsecured (7)	NA

(1) Based on ratings defined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings, respectively.
(2) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(3) At May 31, 2009, notes payable primarily represent unsecured notes payable issued under the REDLG program and secured notes payable to Farmer Mac.  We must obtain credit ratings on certain senior secured debt from two rating agencies on an annual basis.  The most recent credit ratings obtained on Farmer Mac notes were A+ by Standard & Poor’s Corporation and A by Fitch Ratings.   Unsecured notes payable issued under the REDLG program do not have a credit rating.  However, we must obtain one credit rating on an annual basis for REDLG notes payable without regard to the bond guarantee agreement with RUS.  The most recent credit rating obtained on REDLG notes payable without regard to the bond guarantee agreement with RUS was A by Standard and Poor’s Corporation.   See further discussion of our private debt issuances under Sources of Liquidity.
(4) We have the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters.  We have the right to call the subordinated deferrable debt any time after five years, at par.  To date, we have not exercised our option to suspend interest payments.

(5) Subordinate and junior in right of payment to senior debt and the debt obligations we guarantee, but senior to subordinated certificates.
(6) Membership subordinated certificates generally mature 100 years from issuance.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may also amortize annually based on the outstanding loan balance.  Member capital securities mature 35 years from issuance.
(7) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

The following is a summary of short-term debt outstanding and the effective interest rates thereon at May 31:

	2009		2008		2007
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$594,533	0.33%	$1,511,953	2.33%	$1,017,879	5.36%
Commercial paper sold directly to members, at par	934,897	0.35	1,275,809	2.31	1,383,090	5.29
Commercial paper sold directly to non-members, at par	12,502	1.58	11,752	4.26	133,087	5.31
Total commercial paper	1,541,932	0.35	2,799,514	2.33	2,534,056	5.32
Daily liquidity fund sold directly to members	291,341	0.22	250,750	2.05	250,563	5.23
Term loan	200,000	3.31	-	-	-	-
Bank bid notes	255,000	1.49	100,000	2.80	100,000	5.43
Subtotal short-term debt	2,288,273	0.72	3,150,264	2.32	2,884,619	5.32

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,674,760	4.88	558,776	4.40	133,801	4.47
Medium-term notes sold to members	502,396	4.65	288,634	4.77	231,158	5.37
Secured collateral trust bonds	209,985	5.71	1,824,995	3.27	999,560	4.65
Secured notes payable	187,800	1.20	500,000	4.66	-	-
Subordinated deferrable debt (1)	-	-	-	-	175,000	7.65
Unsecured notes payable	4,650	5.22	4,784	5.50	2,985	8.52
Total long-term debt maturing within one year	2,579,591	4.64	3,177,189	3.83	1,542,504	5.09
Total short-term debt	$4,867,864	2.79	$6,327,453	3.08	$4,427,123	5.24
(1) Redeemed in June 2007

Other information about short-term debt at May 31 is as follows:

(dollar amounts in thousands)	2009	2008	2007
Weighted-average maturity outstanding at year-end:
Short-term debt (1)	41 days	26 days	25 days
Long-term debt maturing within one year	131 days	116 days	192 days
Total	89 days	71 days	83 days
Average amount outstanding during the year:
Short-term debt (1)	$3,280,895	$2,892,202	$3,372,639
Long-term debt maturing within one year	2,688,165	2,961,714	1,692,083
Total	$5,969,060	$5,853,916	$5,064,722
Maximum amount outstanding at any month-end during the year:
Short-term debt (1)	$4,183,905	$3,259,556	$3,847,814
Long-term debt maturing within one year	4,224,816	3,981,567	2,549,356
(1) Includes the daily liquidity fund and bank bid notes and excludes long-term debt due in less than one year.

Total debt outstanding at May 31, 2009 increased compared with May 31, 2008 to fund the $1,161 million increase in loans outstanding.  Approximately $3,606 million of collateral trust bonds, medium-term notes, and secured notes payable matured during the year ended May 31, 2009.  The maturing debt was replaced with $5,765 million of new term debt issued during the period.  We issued the following debt through the capital markets or in private placements during the year ended May 31, 2009:
•	$900 million of collateral trust bonds issued in June 2008 and due 2013;
•	$400 million of floating-rate collateral trust bonds issued in June 2008 and due 2010;
•	$1,000 million of collateral trust bonds issued in October 2008 and due 2018;
•	$200 million term loan issued in January 2009 and paid off early in June 2009;
•	$500 million in fixed-rate notes to Farmer Mac with maturities through 2014;
•	$300 million in variable-rate notes to Farmer Mac with maturities through 2014;
•	$500 million from the FFB under a loan facility with a guarantee of repayment by the RUS as part of the REDLG program issued in September 2008 and due 2028;
•	$400 million refinance of notes sold to Farmer Mac in March 2008 with maturities through 2014; and
•	$1,565 million of various member and dealer MTNs including retail notes.

At May 31, 2009 and 2008, we had no foreign denominated debt outstanding.

During fiscal year 2009, we replaced some of our commercial paper with term debt.  The amount of commercial paper outstanding decreased $1,217 million compared with the balance at May 31, 2008 because of new debt issuances of $800 million to Farmer Mac, the net increase of $734 million in retail notes, and the $278 million issuance of member capital securities.

The increase to members' subordinated certificates for the year ended May 31, 2009 was due to our issuance of $278 million in member capital securities during the year ended May 31, 2009 and a net increase of $62 million to loan and guarantee certificates.  A total of $113 million of loan and guarantee certificates were issued in relation to new loans and guarantees outstanding and were partially offset by $50 million of subordinated certificates maturing due to loan prepayments, maturities and normal amortization.  We began issuing member capital securities during the quarter ended February 28, 2009.  Member capital securities are unsecured obligations that are subordinate to our existing and future senior indebtedness and our existing and future subordinated indebtedness that may be held by or transferred to our non-members, but rank on parity with our member subordinated certificates.  After the end of the fiscal year through August 7, 2009, an additional $53 million of member capital securities were sold bringing the total to $331 million.

Minority Interest
At May 31, 2009 and 2008, we reported minority interests of $10 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the year ended May 31, 2009, NCSC’s net loss of $9 million exceeded its equity balance by $6 million, which eliminated the NCSC equity presented in minority interest.  Based on the accounting guidance governing consolidations, National Rural is required to absorb the $6 million NCSC excess loss.  NCSC’s losses during the year ended May 31, 2009 were primarily due to its $12 million derivative forward value losses.

NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

Equity
The following table provides a breakout of the equity balances at May 31:

(dollar amounts in thousands)	2009	2008	Increase/ (Decrease)
Membership fees	$990	$993	$(3)
Education fund	1,592	1,484	108
Members' capital reserve	187,098	187,409	(311)
Allocated net income	420,834	423,249	(2,415)
Unallocated net loss (1)	(6,198)	(53)	(6,145)
Total members' equity	604,316	613,082	(8,766)
Prior years cumulative derivative forward
value and foreign currency adjustments	44,056	131,551	(87,495)
Year-to-date derivative forward value loss (2)	(147,549)	(87,495)	(60,054)
Total retained equity	500,823	657,138	(156,315)
Accumulated other comprehensive income	8,115	8,827	(712)
Total equity	$508,938	$665,965	$(157,027)
(1) Excludes derivative forward value.  Unallocated net loss at May 31, 2009 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $6 million.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

To become a member, applicants may be required to pay a one-time fee which we treat as an equity investment. The fee varies from two hundred dollars to one thousand dollars depending on the membership class.  National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  After the end of the fiscal year, National Rural's board of directors allocates its net earnings to its members in the form of patronage capital and to board approved reserves.

Currently, National Rural has two such board approved reserves, the cooperative educational fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation.  National Rural allocates a small portion, less than one percent, of net earnings annually to the cooperative educational fund.  The allocation to the cooperative educational fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At May 31, 2009, total equity decreased by $157 million from May 31, 2008 due to the board authorized patronage capital retirement and the net loss of $70 million.  In July 2008, National Rural's board of directors authorized the retirement of allocated net earnings totaling $85 million, representing 70 percent of the fiscal year 2008 allocation and one-ninth of the fiscal years 1991, 1992 and 1993 allocated net earnings.  This amount was paid to members in October 2008.  The remaining 30 percent of the fiscal year 2008 allocated net earnings will be retained by National Rural and used to fund operations for 25 years and then may be retired under the new policy described below.  The retirement of allocated net earnings for fiscal years 1991, 1992 and 1993 was done as part of the transition to the retirement cycle adopted in 1994 and in effect through fiscal year 2009.

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by National Rural’s board of directors, is to continue strengthening National Rural’s equity position.  Under the new guidelines, National Rural will retire 50 percent of prior year’s margins and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by National Rural’s board of directors.

In July 2009, National Rural’s board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount will be returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings will be made annually as determined by National Rural’s board of directors with due regard for National Rural’s financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at May 31, 2009 and the scheduled reductions by fiscal year.

						More than 5
(dollar amounts in millions)	2010	2011	2012	2013	2014	Years	Total
Long-term debt due in less than one year	$2,580	$-	$-	$-	$-	$-	$2,580
Long-term debt	-	1,831	1,948	123	2,181	6,637	12,720
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	17	15	55	23	15	1,374	1,499
Operating leases (2)	4	4	1	-	-	-	9
Contractual interest on long-term debt (3)	851	772	708	613	547	7,437	10,928
Total contractual obligations	$3,452	$2,622	$2,712	$759	$2,743	$15,759	$28,047
(1) Excludes loan subordinated certificates totaling $241 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.
(2) Primarily represents the payment obligation related to our lease of office space for our headquarters facility through the term of the lease ending on October 17, 2011.  Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2012, the future minimum lease payments for fiscal years 2012 and 2013 would increase to $4 million and $1 million, respectively.  Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2013, the future minimum lease payments for fiscal years 2012, 2013 and 2014 would increase to $4 million, $4 million and $1 million, respectively.
(3) Represents the interest obligation on our debt based on terms and conditions at May 31, 2009.

Off-Balance Sheet Obligations

Guarantees
The following table provides a breakout of guarantees outstanding by type and by segment at May 31:
(dollar amounts in thousands)	2009	2008	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$644,540	$498,495	$146,045
Indemnifications of tax benefit transfers	81,574	94,821	(13,247)
Letters of credit	450,659	343,424	107,235
Other guarantees	98,682	100,400	(1,718)
Total	$1,275,455	$1,037,140	$238,315
Total by segment:
National Rural	$1,233,333	$993,699	$239,634
RTFC	500	260	240
NCSC	41,622	43,181	(1,559)
Total	$1,275,455	$1,037,140	$238,315

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as we perform under our guarantee.  We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments.  At May 31, 2009 and 2008, 73 percent and 77 percent of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system's assets and future revenues.  Members' interest expense for the years ended May 31, 2009 and 2008 on debt obligations that we guaranteed was approximately $21 million representing the amount of interest that we would have to pay in a year if our members were to default.

The increase in total guarantees during the year ended May 31, 2009 is primarily due to the increase in guarantees for long-term tax-exempt bonds and letters of credit.  We entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds offset by $30 million of redemptions and normal amortization.

At May 31, 2009 and 2008, we had recorded a guarantee liability totaling $30 million and $15 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at May 31, 2009 and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2010	2011	2012	2013	2014	Years
Guarantees (1)	$1,275,455	$326,570	$214,291	$81,035	$120,596	$51,089	$481,874
(1) On a total of $643 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At May 31, 2009, our unadvanced loan commitments totaled $13,551 million, a decrease of $23 million over the $13,574 million outstanding at May 31, 2008.  These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced.  For most long-term advances of unadvanced commitments, we confirm there have been no material adverse changes in the borrower’s financial statement condition based on our credit underwriting policy since we approved the loan.

It would be unlikely for members to draw all of their unadvanced commitments in the near term because of the following reasons:
•	electric cooperatives typically execute loan contracts, but do not advance the funds at the inception of the loan, to cover multi-year work plans;
•
electric cooperatives generate a significant amount of cash from the collection of invoices from their customers, so they usually do not need to draw down on loan commitments for operating cash flows; and

•	unadvanced commitments generally expire within five years of the first advance on a loan.

Approximately $4 billion of long-term commitments are scheduled to expire if not advanced over the next three years.

Our line of credit loans generally contain material adverse change conditions.  The majority of the short-term unadvanced commitments provide backup liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.  Approximately 59 percent and 56 percent of the outstanding commitments at May 31, 2009 and 2008, respectively, were for short-term and line of credit loans.

Unadvanced commitments are classified as contingent liabilities.  Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Based on this formula, the leverage ratio at May 31, 2009 was 42.71, an increase from 29.64 at May 31, 2008.  The increase in the leverage ratio is due to an increase of $1,764 million in total liabilities, a decrease of $157 million in total equity and an increase of $238 million in guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  The primary reason for the increase in total liabilities during the year ended May 31, 2009 was to fund the $1,161 million increase to loans outstanding during the period and to increase the amount of cash on hand in anticipation of debt maturing shortly after year-end.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to calculate adjusted equity.  At May 31, 2009 and 2008, the adjusted leverage ratio was 7.11 and 7.50, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to an increase of $320 million in adjusted equity offset by an increase in adjusted liabilities of $1,116 million and an increase of $238 million to guarantees as discussed under the Liabilities, Minority Interest and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment grade ratings from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  The debt to equity ratio, based on this formula at May 31, 2009 was 40.21, an increase from 28.08 at May 31, 2008.  The increase in the debt to equity ratio is due to the decrease of $157 million in total equity and an increase of $1,764 million in total liabilities as discussed under the Liabilities, Minority Interest and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to determine adjusted equity.  At May 31, 2009 and 2008, the adjusted debt to equity ratio was 6.63 and 7.06, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The decrease in the adjusted debt to equity ratio is due to the increase of $320 million in adjusted equity offset by an increase of $1,116 million in adjusted liabilities.

Credit Ratings
Our long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents our credit ratings at May 31, 2009.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A+
Senior unsecured debt	A2	A	A
Subordinated deferrable debt (1)	A3	BBB	A-
Commercial paper	P-1	A-1	F-1

Guarantees:
Pooled bonds	A1	A	A
Other bonds	A2	A	A
Short-term	P-1	A-1	F-1
(1) On February 24, 2009, Standard & Poor’s Corporation lowered the debt ratings on subordinated deferrable debt issued by 47 issuers, and our rating was lowered from BBB+ to BBB.

The ratings listed above are defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and can be revised or withdrawn at any time by the rating organizations.

At May 31, 2009 and through the date of this filing, Moody's Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook. On July 24, 2009, Fitch Ratings announced downgrades, with a stable outlook, on all of our secured and unsecured debt resulting in the following new ratings:

Fitch Ratings
Senior secured debt	A
Senior unsecured debt	A-
Subordinated deferrable debt	BBB
Commercial paper	F-2

Liquidity and Capital Resources

The following section discusses our sources and uses of liquidity.  Our primary sources of liquidity include capital market debt issuances, private debt issuances, member loan principal repayments, member loan interest payments, revolving bank line facilities and member investments.  Our primary uses of liquidity include loan advances, interest payments on debt, principal repayments on debt and patronage capital retirements.  We believe that our sources of liquidity are adequate to cover the uses of liquidity.

After the bankruptcy of LBHI and its subsidiaries in September and through the latter part of November 2008, we experienced periods in which access to both long-term funding and short-term funding was limited and the cost of such funding was at credit spreads higher than in prior periods.  Investors were unwilling to take the risk of investing in corporate long-term debt without a significant premium and were unwilling to invest in commercial paper of even the highest rated companies with maturities longer than a week to ten days.  Those disruptions in the capital markets, while continuing, eased during the third and fourth quarters of fiscal year 2009.  Refer to Liquidity under the Business Overview for additional details about the funding issues we experienced during the year ended May 31, 2009.

Sources of Liquidity
Capital Market Debt Issuance
We qualify as a well-known seasoned issuer under SEC rules and we filed an automatic shelf registration statement for collateral trust bonds in October 2007.  This automatic shelf registration statement is effective for three years for an unlimited amount of collateral trust bonds.  We filed an automatic shelf registration statement for an unlimited amount of medium-term notes, member capital securities, and subordinated deferrable debt in November 2008.  Member capital securities are unsecured obligations that are subordinate to our existing and future senior indebtedness and our existing and future subordinated indebtedness that may be held by or transferred to our non-members, but will rank on parity with our member subordinated certificates.  As of May 31, 2009, National Rural had issued $278 million of member capital securities.  The amount of member capital securities issued by National Rural increased to a total of $331 million as of August 7, 2009.

We have Board authorization to issue up to $1 billion of commercial paper and $4 billion of medium-term notes in the European market.  We also have Board authorization to issue $2 billion of medium-term notes in the Australian market.  At May 31, 2009, there was no debt outstanding under our European or Australian programs.  In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets.  We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements.  We also obtain short-term funding from the sale of floating-rate demand notes to members under our daily liquidity fund program. The automatic shelf registration statement for the daily liquidity fund program is effective for a three-year period ending April 2010 for a total of $20 billion with a $3 billion limitation on the aggregate principal amount outstanding at any time.

Private Debt Issuance
We have access to liquidity from private debt issuances through the Farmer Mac and REDLG programs.   Under the note purchase agreements with Farmer Mac, we have the option to draw or advance multiple issuances not to exceed the total amount of the note purchase agreements with Farmer Mac.  When Farmer Mac communicates favorable pricing indications and investor interest to us, we may elect to advance under note purchase agreements.  We are required to purchase Farmer Mac Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements with Farmer Mac.

During the year ended May 31, 2009, we issued new debt totaling $800 million to Farmer Mac.  Fixed-rate notes totaling $500 million were issued under a December 2008 note purchase agreement.  Variable-rate notes totaling $300 million were issued under a February 2009 note purchase agreement.  Additionally, under a March 2009 note purchase agreement, we refinanced a $400 million five-year, variable-rate note sold to Farmer Mac in 2008 with notes totaling $400 million and maturities through 2014. In May 2009, we entered into a $1,000 million seven-year revolving note purchase agreement with Farmer Mac.  We may select a fixed rate or variable rate at the time of each advance with maturities no later than December 31, 2016.  This $1,000 million commitment remained unadvanced at May 31, 2009.  In June 2009, the remaining $200 million available under the February 2009 note purchase agreement was advanced in the form of variable-rate five-year notes.  In July 2009, we amended the two Farmer Mac note purchase agreements entered into in December 2008 and February 2009 to make them revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than $500 million.

Notes payable issued to Farmer Mac are secured by the pledge of mortgage notes in an amount at least equal to the principal balance of the notes outstanding.  Those mortgage notes must meet certain ratio and concentration requirements to be eligible to pledge under our agreements with Farmer Mac.

At May 31, 2009, we had $3.0 billion of notes payable outstanding under FFB loan facilities with bond guarantee agreements with RUS as part of the funding mechanism for the REDLG program, including $500 million in additional funding received from the FFB in September 2008 and due in 2028.  As part of the REDLG program, we pay RUS a fee of 30 basis points per year on the total amount borrowed.  At May 31, 2009, the $3.0 billion of unsecured notes payable issued as part of the REDLG program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  These mortgage notes become pledged as collateral based on certain triggering events.

Member Loan Repayments
Scheduled repayments on long-term loans are expected to average $1,028 million a year for fiscal years 2010 to 2014.  Scheduled repayments include loan amortization and anticipated resolutions of impaired loans based on current expectations.

(dollar amounts in thousands)	Amortization (1)
2010 (2)	$1,106,754
2011	860,033
2012	1,451,411
2013	863,403
2014	858,133
Thereafter	12,483,880
Total	$17,623,614
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.
(2) Excludes the anticipated settlement of long-term loans to ICC totaling $466 million.

Member Loan Interest Payments
During the year ended May 31, 2009, interest income on the loan portfolio was $1,059 million, representing an average yield of 5.38 percent as compared with 5.63 percent and 5.61 percent for the years ended May 31, 2008 and 2007, respectively.  For the past three fiscal years, interest income on the loan portfolio has averaged $1,039 million.  At May 31, 2009, 73 percent of the total loans outstanding had a fixed rate of interest and 27 percent of loans outstanding had a variable rate of interest. At May 31, 2009, a total of 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of our revolving credit agreements:

(dollar amounts in thousands)	2009	2008	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	-	March 12, 2010	12.5 basis points
364-day agreement	-	1,500,000	March 13, 2009	5 basis points
Total	$3,150,000	$3,650,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts include Lehman Brother’s Bank, FSB’s (“LBB”) portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  We do not expect LBB to fund our portion of the credit facility according to the agreements.  See further discussion below.

We have the right under the 364-day revolving credit agreement, subject to certain terms and conditions, to increase the aggregate amount of the commitments by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment may be increased without the consent of the lender and administrative agent.

Both five-year agreements contain a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee of five basis points must be paid on the outstanding balance.

At May 31, 2009 and 2008, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

LBB, a subsidiary of LBHI, was a participant for up to $239 million of our revolving credit facilities at the time LBB filed a petition under Chapter 11 of the United States Bankruptcy Code in September 2008.  No amount had been advanced.  On October 7, 2008, we drew down $418.5 million from the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance.  LBB did not fund its portion of the draw.  As a result, we do not believe that LBB’s $134 million current portion of the credit facilities will be available in the future.  We believe that if accessing the credit markets continues to be difficult, the remaining amounts in the credit facilities will be adequate to fund our operations in the near term.  We repaid the $418.5 million borrowed under our revolving credit facility on November 13, 2008.  See the Financial Overview section for additional information.

To calculate the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments related to the accounting for derivative financial instruments and foreign currency translation.  The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to the accounting for derivative financial instruments and foreign currency translation, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:

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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:
		Actual
	Requirement	2009	2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.18	1.16

Minimum adjusted TIER at fiscal year end (1)	1.05	1.10	1.15

Maximum ratio of senior debt to total equity	10.00	6.90	7.33
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At May 31, 2009 and 2008, members funded 20.5 percent and 20.3 percent, respectively, of total assets.  Below is a table showing the components of our member investments:

	2009		2008		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,226,238	67%	$1,526,559	50%	$(300,321)
Medium-term notes	723,009	12	392,739	8	330,270
Members' subordinated certificates	1,740,054	100	1,406,779	100	333,275
Members' equity (3)	604,316	100	613,082	100	(8,766)
Total	$4,293,617		$3,939,159		$354,458
Percentage of total assets	20.5%		20.3%
Percentage of total assets less derivative assets (3)	20.8		20.6

(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $291 million and $251 million related to the daily liquidity fund at May 31, 2009 and 2008, respectively.
(3) See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to total capitalization and a breakout of members' equity.

We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.  Member commercial paper investments have averaged $1,240 million outstanding since January 1, 2007.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans that were previously approved.  At May 31, 2009, we had unadvanced loan commitments totaling $13,551 million.  We do not expect to advance the full amount of the unadvanced commitments.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately $4 billion of long-term commitments are scheduled to expire if not advanced over the next three years.  Approximately 59 percent of the outstanding commitments at May 31, 2009 were for short-term or line of credit loans.  We expect to fund loan advances, either from new loans approved to members or from unadvanced commitments, totaling $1.3 billion during fiscal year 2010.

Interest Expense on Debt
For the year ended May 31, 2009, interest expense on debt was $914 million, representing 4.81 percent of the average debt volume.  The interest expense on debt represented 5.62 percent and 5.71 percent of the average debt volume for the years ended May 31, 2008 and 2007, respectively.  For the past three fiscal years, interest expense on debt has averaged $935 million.  At May 31, 2009, a total of 87 percent of outstanding debt had a fixed interest rate and 13 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount and weighted-average interest rates of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2009 and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing (1)	Interest Rate
2010	$2,596,768	4.48%
2011	1,845,606	3.86
2012	2,003,512	6.28
2013	145,877	3.82
2014	2,195,993	4.81
Thereafter	8,322,455	6.10
Total	$17,110,211	5.45%
(1) Excludes loan subordinated certificates totaling $241 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
We have made annual retirements of our allocated patronage capital in 29 of the last 30 years.  In July 2009, the National Rural board of directors approved the allocation of a total of $83 million from fiscal year 2009 net earnings to the National Rural members.  National Rural is scheduled to make a cash payment of $41 million to its members in September 2009 as retirement of 50 percent of allocated net earnings from the prior year as approved by the board of directors.  The remaining portion of allocated net earnings will be retained by National Rural for 25 years under new guidelines starting in June 2009.

Market Risk

Our primary market risks are interest rate risk, counterparty risk as a result of entering into derivative financial instruments, and liquidity risk.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed-rate loan portfolio.  We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced.  We aggregate fixed-rate loans until the volume reaches a level that will allow an economically efficient issuance of debt to fund fixed-rate loans.  We allow borrowers flexibility when choosing the period a fixed interest rate will be in effect.  Long-term loans typically have maturities of up to 35 years.  Borrowers may select fixed interest rates for periods of one year through the life of the loan.  Each time borrowers select a rate, that rate is at our then-current market for that type of loan.

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members' equity maturing by year (see table on page 52).  The interest rate risk is deemed minimal on variable-rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At May 31, 2009 and 2008, 27 percent and 19 percent, respectively, of loans carried variable interest rates.

Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of three percent of total assets excluding derivative assets.  However, at May 31, 2009, our matched funding was outside of this range.  At May 31, 2009, we had $14,810 million of fixed-rate assets amortizing or repricing, funded by $14,571 million of fixed-rate liabilities maturing during the next 30 years and $1,805 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $1,566 million, or 7.46 percent of total assets and 7.60 percent of total assets excluding derivative assets, represents the fixed-rate debt and equity maturing during the next 30 years in excess of the fixed-rate assets.  At May 31, 2008, the fixed rate assets maturing during the next 30 years exceeded fixed rate debt and equity by $308 million, or less than 2% of each of total assets and total assets excluding derivative assets.

Fixed-rate loans are funded with fixed-rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest rate loans.  We also use commercial paper supported by derivative instruments to fund our portfolio of fixed-rate loans.  Variable-rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, before issuance of the debt.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to prepay the loan.  As a result, there is a possibility of significant changes in the composition of the loan portfolio and the management of the interest rate gap is very fluid.  Items contributing to the prefunded position at May 31, 2009 include the following:
•
To pay down commercial paper and refinance maturing extendible collateral trust bonds, we issued $1 billion in collateral trust bonds in October 2008.  These bonds were not swapped to a variable rate due to the high floating-rate credit spreads to swap fixed-rate debt to a variable rate.  The floating-rate note market was not accessible due to the disruption in the credit markets at the time when we issued the collateral trust bonds.

•	The termination of certain receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million created a larger prefund position than was originally anticipated.
•
The success of our retail notes program and member capital securities, which are both fixed-rate debt instruments.  During the fiscal year ended May 31, 2009, we sold $278 million in member capital securities and retail notes increased by $734 million.

•
The decrease in commercial paper of $1.3 billion compared to the prior year as a result of prefunding floating-rate debt maturing in the first quarter of fiscal year 2010 with long-term fixed-rate funding.  As part of our ongoing efforts to manage the liquidity risks associated with maturing debt, we regularly pre-fund large expected debt obligations prior to the maturity to ensure the availability of funds.

Certain of our collateral trust bonds, subordinated deferrable debt and medium-term notes were issued with early redemption provisions.  To the extent borrowers are allowed to convert their fixed-rate loans to a variable interest rate and to the extent it is beneficial, we take advantage of these early redemption provisions.  However, because conversions and prepayments can take place at different intervals from early redemptions, we charge conversion fees designed to compensate for the additional interest rate risk we assume.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2009.

Interest Rate Gap Analysis
(Fixed-rate Assets/Liabilities)
As of May 31, 2009

May 31,		June 1,	June 1,	June 1,	June 1,
2010		2010 to	2012 to	2014 to	2019 to	Beyond
or		May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2012	2014	2019	2029	2029	Total

Assets amortization and repricing	$1,937	$3,860	$2,341	$3,257	$2,400	$1,015	$14,810

Liabilities and members' equity:
Long-term debt	$1,655	$4,705	$2,245	$4,391	$662	$913	$14,571
Subordinated certificates	17	58	27	48	1,013	289	1,452
Members' equity (1)	-	-	-	15	206	132	353
Total liabilities and members' equity	$1,672	$4,763	$2,272	$4,454	$1,881	$1,334	$16,376

Gap (2)	$265	$(903)	$69	$(1,197)	$519	$(319)	$(1,566)
Cumulative gap	265	(638)	(569)	(1,766)	(1,247)	(1,566)
Cumulative gap as a % of total assets	1.26%	(3.04)%	(2.71)%	(8.42)%	(5.94)%	(7.46)%
Cumulative gap as a % of adjusted total assets (3)	1.29	(3.10)	(2.76)	(8.57)	(6.05)	(7.60)
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets.  See Non-GAAP Financial Measures for further explanation of why we use members' equity in our analysis of the funding of our loan portfolio.
(2) Assets less liabilities and members' equity.
(3) Adjusted total assets represents total assets in the consolidated balance sheet less derivative assets.

Subsequent to May 31, 2009, the gap between fixed-rate debt and equity in excess of fixed-rate assets was reduced to within our funding objective of 3 percent primarily as a result of the following that occurred subsequent to fiscal year 2009: (1) the maturity of pay fixed, receive variable interest rates swaps, (2) the execution of four pay variable, receive fixed interest rate swaps due to tighter floating-rate credit spreads to swap fixed-rate debt to a variable rate and (3) the conversion of variable-rate loans to fixed-rate loans by members that initially selected a variable rate during fiscal year 2009 on their respective repricing dates.

Derivative Financial Instruments
We account for derivatives based on the guidance for derivative financial instruments which require that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheets as either an asset or liability measured at fair value.  Changes in the derivative instrument's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met.  We are neither a dealer or trader in derivative financial instruments.  We use interest rate, cross currency and cross currency interest rate exchange agreements to manage our interest rate and foreign currency risk.

Generally, our derivatives do not qualify for hedge accounting.  To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged.  A large portion of our interest rate exchange agreements use a 30-day composite commercial paper index as the receive leg, which would have to be highly correlated to our own commercial paper rates to qualify for hedge accounting.  We sell commercial paper to our members as well as to investors in the capital markets.  We set our commercial paper rates daily based on our cash requirements.  The correlation between our commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.  At May 31, 2009 and 2008, we did not have any interest rate exchange agreements that were accounted for using hedge accounting.

We do not plan to adjust our practice of using the 30-day composite commercial paper or a LIBOR index as the receive portion of our interest rate exchange agreements.  We set the variable interest rates on our loans based on the cost of our short-term debt, which is comprised of long-term debt due within one year and commercial paper.  We believe that we are economically hedging our net interest income on loans by using the 30-day composite commercial paper or LIBOR index, which are the rates that are most closely related to the rates we pay on our own commercial paper.  During certain periods, the correlation between the LIBOR rates or the 30-day composite commercial paper rate and our 90-day and 30-day commercial paper rate has been higher than the required 90 percent to qualify for hedge accounting.  However, the correlation is not consistently above the 90 percent threshold, and therefore the interest rate exchange agreements that use the LIBOR rates or the 30-day composite commercial paper rates do not qualify for hedge accounting.  For the purposes of our own analysis, however, we believe that the correlation is sufficiently high to consider these agreements effective economic hedges.

Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the cash settlements line in the consolidated statements of operations.  Each 25 basis point increase or decrease to the 30-day composite commercial paper index and the three-month LIBOR rate would result in a $3 million increase or decrease, respectively, in our net cash settlements due to the composition of the portfolio at May 31, 2009.

We currently use two types of interest rate exchange agreements:  (1) we pay a fixed rate and receive a variable rate and (2) we pay a variable rate and receive a fixed rate.  The following chart provides a breakout of the interest rate exchange agreements at May 31, 2009 by type of agreement.

	2009			2008
(dollar amounts in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received

Pay fixed, receive variable	$6,506,603	4.67%	0.62%	$7,659,973	4.59%	2.64%
Pay variable, receive fixed	5,323,239	1.39	5.82	5,256,440	3.50	6.15
Total	$11,829,842	3.20	2.96	$12,916,413	4.15	4.07

We use these derivative instruments as part of our overall interest rate matching strategy.  These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk.  We enter into interest rate swaps only with counterparties that participate in our revolving credit agreements.  We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future.

At May 31, 2009 and 2008, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we have entered into derivative instruments.  To mitigate this risk, we only enter into these agreements with financial institutions with investment grade ratings.  At May 31, 2009 and 2008, we were a party to derivative instruments with notional amounts totaling $11,830 million and $12,916 million, respectively.  At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements.  At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor's Corporation.

As a result of the bankruptcy filing of LBHI, we terminated seven interest rate swaps with LBSF on September 26, 2008.  The payment due to us from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  We have a claim of $26 million against LBHI and LBSF.  We used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million.  The amount recorded as a receivable does not reduce or limit our claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment or the price that we can obtain through the sale of our claim.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.  See table on page 47 for National Rural's senior unsecured credit ratings as of May 31, 2009.

(dollar amounts in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings fall to Baa1/BBB+
and below (1)	$6,917,396	$(141,453)	$21,194	$(120,259)
Counterparty may terminate if ratings fall below
Baa1/BBB+ (2)	938,064	(5,503)	-	(5,503)
Total	$7,855,460	$(146,956)	$21,194	$(125,762)

(1) Stated ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.
(2) Stated ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  The rating trigger provisions on the interest rate swaps with one counterparty allow the counterparty to terminate the agreements based on our credit rating, but we do not have the right to terminate based on the counterparty’s credit rating.

In addition to the rating triggers listed above, at May 31, 2009, we had a total notional amount of $815 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2009 was $163 million.

Liquidity Risk
We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations.  We offer long-term loans with maturities of up to 35 years and line of credit loans that are generally required to be paid down annually.  On long-term loans, we offer a variety of interest rate options including the ability to fix the interest rate for terms of one year through maturity.  We fund the loan portfolio with a variety of debt instruments and our members' equity.  We typically do not match fund each of our loans with a debt instrument of similar final maturity.  Debt instruments such as membership subordinated certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years, member capital securities have maturities of 35 years and subordinated deferrable debt has been issued with maturities of up to 49 years.  We may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issue such debt instruments with maturities of 2, 3, 5, 7 and 10 years.

At May 31, 2009, we had a total of $2,580 million of long-term debt maturing during the next 12 months with $245 million maturing in July 2009 (that debt was prefunded as of May 31, 2009) and $1,250 million maturing in August 2009.  As part of our ongoing efforts to manage the liquidity risks associated with maturing debt, we regularly pre-fund large expected debt obligations prior to the maturity to ensure the availability of funds.  On August 10, 2009, we had $1,704 million of cash on hand that will be used to satisfy the $1,250 million debt obligation maturing on August 28, 2009.  Debt instruments such as commercial paper and bank bid notes typically have maturities of 90 days or less.  Therefore, we are at risk if we are unable to issue new debt instruments to replace debt that matures before the maturity of the loans for which they are used as funding.  Factors that mitigate liquidity risk include our maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.  At May 31, 2009, we had $3 billion in lines of credit with financial institutions, with approximately $1.1 billion available for funding as a portion of these bank lines are required for liquidity purposes on our commercial paper and guarantees under which we are the liquidity provider.  This amount is adjusted to exclude LBB’s $134 million portion of the credit facility as we do not believe that these funds will be available in the future.  The capital constraints of banks could affect future commitment levels under our revolving credit agreements. Our $1.0 billion 364-day revolving credit agreement matures in March 2010.  Liquidity risk is also mitigated by our access to the CPFF through February 2010 where we have the capacity to issue a maximum of $3.1 billion of commercial paper.  At this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the commercial paper market.  In addition, we limit the amount of dealer commercial paper and bank bid notes used in the funding of loans.  Our objective is to maintain the amount of dealer commercial paper and bank bid notes used to 15 percent or less of total debt outstanding.  At May 31, 2009 and 2008, there was a total of $850 million and $1,612 million, respectively, of dealer commercial paper and bank bid notes outstanding, representing 4 percent and 9 percent, respectively, of our total debt outstanding.

We continue to see significant investment support from our members with $3.7 billion of commercial paper, daily liquidity fund, medium-term notes and subordinated certificate investments outstanding at May 31, 2009.  The member debt investments represented 19 percent of the total debt outstanding at May 31, 2009.  In addition, we had a total of $4.3 billion of privately placed debt outstanding at May 31, 2009, $3 billion of which was guaranteed by the U.S. Government under the REDLG program.  The private placements of debt represented 22 percent of total debt outstanding at May 31, 2009.  In addition to the $4.3 billion of privately placed debt outstanding at May 31, 2009, the remaining $200 million available under the February 2009 note purchase agreement with Farmer Mac was advanced in June 2009 and $425 million of the $1,000 million May 2009 note purchase agreement with Farmer Mac was advanced in August 2009.  Access to the remaining $575 million from Farmer Mac under the May 2009 note purchase agreement is subject to market conditions.  From December 2008 to the date of this filing, Farmer Mac placed with investors $1,825 million of notes issued under our note purchase agreements with Farmer Mac.

At May 31, 2009, we were the guarantor and liquidity provider for $643 million of tax-exempt bonds issued for our member cooperatives.  A total of $197 million of such tax-exempt bonds were in flexible and weekly mode, which reprice every seven to thirty-five days.  A total of $446 million of such tax-exempt bonds reprice semi-annually.  During the year ended May 31, 2009, the $155 million of auction rate bonds we guaranteed were converted to semi-annual mode. We became the liquidity provider for those bonds.  We entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.  During the year ended May 31, 2009, we were required to purchase a total of $72 million of tax-exempt bonds pursuant to our obligation as liquidity provider.  Once acquired, we were required to hold the bonds until the remarketing agent was able to place them with third-party investors.  During this period, we were entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  While we held the bonds, they were recorded at fair value and classified as investments in trading securities on the consolidated balance sheet.  Changes in fair value were recorded as fair value adjustment on investments in trading securities on the consolidated statement of operations.  At May 31, 2009, all tax-exempt bonds we held had been redeemed or repurchased at par by third-party investors.

For additional information about the risks related to our business, see Item 1A. Risk Factors.

Financial Instruments and Derivatives
The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. All of our financial instruments at May 31, 2009 were entered into or contracted for purposes other than trading except for the investments in preferred stock.  For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2009.

			Principal Amortization and Maturities
(dollar amounts in millions)	Outstanding							Remaining
Instrument	Balance	Fair Value	2010	2011	2012	2013	2014	Years
Assets:
Investments in preferred stock	$47	$47	$-	$-	$-	$-	$-	$47
Long-term fixed-rate loans (1)	14,757	14,107	698	719	1,160	721	713	10,746
Average rate	6.21%		5.98%	6.00%	5.80%	6.07%	6.11%	6.30%
Long-term variable-rate loans (2)	$2,297	$2,297	$395	$126	$276	$127	$129	$1,244
Average rate (3)	5.42%		-	-	-	-	-	-
Short-term loans (4)	$2,041	$2,041	$2,041	$-	$-	$-	$-	$-
Average rate (3)	3.51%		3.51%	-	-	-	-	-
RUS Guaranteed FFB Refinance	$33	$33	$2	$3	$3	$3	$4	$18
Average rate (3)	0.57%		-	-	-	-	-	-
Non-performing loans (5)	$524	$174	$524	$-	$-	$-	$-	$-
Average rate (5)	-%		-	-	-	-	-	-
Restructured loans (5)	$538	$324	$11	$12	$12	$12	$13	$478
Average rate (5)	0.54%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	$4,868	$4,886	$4,868	$-	$-	$-	$-	$-
Average rate	2.71%		2.71%	-	-	-	-	-
Medium-term notes	$3,687	$3,743	$-	$846	$1,695	$39	$60	$1,047
Average rate	6.61%		-	4.54%	6.92%	4.73%	5.54%	7.91%
Collateral trust bonds	$4,969	$5,134	$-	$906	$5	$5	$1,504	$2,549
Average rate	6.08%		-	3.34%	7.35%	7.35%	5.21%	7.53%
Long-term notes payable	$4,064	$4,284	$-	$79	$248	$79	$617	$3,041
Average rate	4.35%		-	2.44%	2.29%	3.14%	3.77%	4.72%
Subordinated deferrable debt	$311	$275	$-	$-	$-	$-	$-	$311
Average rate	6.31%		-	-	-	-	-	6.31%
Membership sub certificates (7)	$1,499	$1,499	$17	$15	$55	$23	$15	$1,374
Average rate	4.99%		3.25%	4.17%	4.35%	3.84%	4.43%	5.07%

(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice.  Includes $210 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $1 million of loans guaranteed by RUS.
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
(7) Fair value is estimated at par as there is no ready market to obtain fair value quotes and it is impracticable to estimate fair value (see Note 15 to the consolidated financial statements). Excludes loan subordinated certificates totaling $241 million that amortize annually based on the outstanding balance of the related loan, therefore there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which we were a party at May 31, 2009.

(dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2010	2011	2012	2013	2014	Years
Interest rate exchange agreements	$11,830	$(112)	$2,360	$454	$2,962	$888	$1,312	$3,854
Average rate paid	3.20%
Average rate received	2.96

There were no cross currency or cross currency interest rate exchange agreements to which we were a party at May 31, 2009 and 2008.

Non-GAAP Financial Measures

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP.  These non-GAAP adjustments fall primarily into two categories:  (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios.  These adjustments reflect management's perspective on our operations, and in several cases adjustments used to measure covenant compliance under our revolving credit agreements, and therefore we believe these are useful financial measures for investors.  We refer to our non-GAAP financial measures as "adjusted" throughout this document.

Adjustments to Net Income and the Calculation of the TIER Ratio
Our primary performance measure is TIER.  TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense.  The TIER is a measure of our ability to cover interest expense requirements on our debt.  We adjust the TIER calculation to add the derivative cash settlements to the interest expense, to add minority interest net income back to total net income and to remove the derivative forward value and foreign currency adjustments from total net income.  Adding the cash settlements back to the interest expense also has a corresponding effect on our adjusted net interest income and adjusted income prior to income taxes and minority interest.  We make these adjustments to our TIER calculation for covenant compliance on our revolving credit agreements.  The revolving credit agreements require us to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless we have achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year.

We use derivatives to manage interest rate and foreign currency exchange risk on our funding of the loan portfolio.  The derivative cash settlements represent the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported cost of funding to include the derivative cash settlements.  We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements represents our total cost of funding for the period.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our interest expense to include the derivative cash settlements.  TIER is calculated by adding the derivative cash settlements to the interest expense and reflects management's perspective on our operations and therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows to us during the current period.  The derivative forward value represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting.  Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period.  The derivative forward value and foreign currency adjustments do not represent cash inflows or outflows that affect our current ability to cover our debt service obligations.  The forward value calculation is based on future interest rate expectations that may change daily creating volatility in the estimated forward value.  The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date.  At the issuance date, we enter into a foreign currency exchange agreement for all foreign denominated debt that effectively fixes the exchange rate for all interest and principal payments.  For making operating decisions, we subtract the derivative forward value and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes.  The covenants in our revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments.  In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, we do not allocate such funds to our members and therefore exclude the derivative forward value and foreign currency adjustments from net income when making certain presentations to our members and in calculating the amount of net income to be allocated to our members.  TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management's perspective on our operations and therefore, we believe that it represents a useful financial measure for investors.

The accounting for derivative financial instruments and foreign currency adjustments have also affected our total equity.  The derivative forward value and foreign currency adjustments flow through the consolidated statements of operations as income or expense, increasing or decreasing the total net income for the period.  The total net income or net loss for the period represents an increase or decrease, respectively, to total equity.  As a result of implementing the accounting for derivative financial instruments, our total equity includes other comprehensive income, which represents unrecognized gains and losses on derivatives.  The other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated statements of operations.  As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow.  The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that we can use to fund our loan portfolio.  Financial measures calculated with members' equity, which is total equity excluding the accounting for derivative financial instruments and foreign currency adjustments, reflect management's perspective on our operations and therefore, we believe that we represent a useful measure of our financial condition.

The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and minority interest and net income and these financial measures adjusted to exclude the impact of derivatives and foreign currency adjustments and to include minority interest in net income for the years ended May 31, 2009, 2008, 2007, 2005 and 2004.

	For the year ended May 31,
	2009	2008	2007	2006	2005
(dollar amounts in thousands)
Interest expense	$(935,021)	$(931,268)	$(991,754)	$(977,200)	$(941,398)
Derivative cash settlements	112,989	27,033	86,442	80,883	78,287
Adjusted interest expense	$(822,032)	$(904,235)	$(905,312)	$(896,317)	$(863,111)

Net interest income	$135,743	$120,125	$47,896	$18,682	$46,776
Derivative cash settlements	112,989	27,033	86,442	80,883	78,287
Adjusted net interest income	$248,732	$147,158	$134,338	$99,565	$125,063

(Loss) income prior to income taxes and minority interest	$(78,871)	$36,311	$16,541	$105,762	$126,561
Derivative forward value	160,017	98,743	79,281	(28,805)	(25,849)
Foreign currency adjustments	-	-	14,554	22,594	22,893
Adjusted income prior to income taxes and
minority interest	$81,146	$135,054	$110,376	$99,551	$123,605

Net (loss) income prior to cumulative effect of change in accounting principle	$(69,870)	$45,745	$11,701	$95,497	$122,503
Minority interest net (loss) income	(3,900)	(6,099)	2,444	7,089	2,540
Derivative forward value	160,017	98,743	79,281	(28,805)	(25,849)
Foreign currency adjustments	-	-	14,554	22,594	22,893
Adjusted net income	$86,247	$138,389	$107,980	$96,375	$122,087

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table provides the TIER and adjusted TIER for the years ended May 31, 2009, 2008, 2007, 2006 and 2005.

	For the year ended May 31,
	2009	2008	2007	2006	2005
TIER (1)	-	1.05	1.01	1.10	1.13
Adjusted TIER	1.10	1.15	1.12	1.11	1.14

(1) For the year ended May 31, 2009, we reported a net loss prior to the cumulative effect of change in accounting principle of $70 million, thus the TIER calculation results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity
The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

Our adjusted leverage and debt to equity ratios include adjustments to:
•	subtract debt used to fund loans that are guaranteed by RUS from total liabilities;
•	subtract from total liabilities, and add to total equity, debt with equity characteristics issued to our members and in the capital markets;
•	include minority interest as equity; and
•	exclude the non-cash impact of derivative financial instruments and foreign currency adjustments from total liabilities and total equity.
For computing compliance with our revolving credit agreement covenants, we are required to make these adjustments to our leverage ratio calculation.  The revolving credit agreements prohibit us from incurring senior debt in an amount in excess of ten times the sum of equity, members' subordinated certificates, minority interest and subordinated deferrable debt, as defined by the agreements.  In addition to the adjustments we make to calculate the adjusted leverage ratio, guarantees to our member systems that have an investment grade rating from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

We are an eligible lender under the RUS loan guarantee program.  Loans issued under this program carry the U.S. Government's guarantee of all interest and principal payments.  Therefore, we have little or no risk associated with the collection of principal and interest payments on these loans.  Therefore, we believe that there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and subtracts such liabilities from total liabilities to calculate our leverage and debt to equity ratios.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities.  The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

Members have been required to purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee.  The subordinated certificates are accounted for as debt under GAAP.  The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market and under certain conditions we are prohibited from making interest payments to members on the subordinated certificates.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members' subordinated certificates from total liabilities and adding members' subordinated certificates to total equity.  The leverage and debt to equity ratios adjusted to treat members' subordinated certificates as equity rather than debt reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

We also sell subordinated deferrable debt in the capital markets with maturities of up to 39 years and the option to defer interest payments.  The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity.  The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

We record derivative instruments at fair value on our consolidated balance sheets.  The fair values are estimates of the future gains and losses we may incur related to derivatives.  The amounts do not represent current cash flows and are not available to fund current operations.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the non-cash impact of our derivative accounting from liabilities and equity.  The leverage and debt to equity ratios adjusted to exclude the impact of our derivative accounting from liabilities and equity reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the accounting guidance for derivative financial instruments which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, we must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance based on the accounting for foreign currency translation.  At the time of issuance of all foreign denominated debt, we enter into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity.  The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated statements of operations as foreign currency adjustments.  The adjusted debt value at the reporting date does not represent the amount that we will ultimately pay to retire the debt unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement.  For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the effect of foreign currency translation reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

The accounting guidance governing variable interest entities requires that National Rural consolidate the results of operations and financial condition of RTFC and NCSC even though we have no financial interest or voting control over either company. In consolidation, the amount of the subsidiary equity that is owned or due to investors other than the parent company is shown as minority interest.  Before accounting guidance required that we consolidate RTFC, the RTFC members' equity was combined with our equity and therefore included in total equity.  For computing compliance with our revolving credit agreement covenants, we are required to adjust total equity to include minority interest.  The leverage and debt to equity ratio adjusted to treat minority interest as equity reflect management's perspective on our operations and therefore, we believe that these are useful financial measures for investors.

The following table reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt to equity ratios as of the five years ended May 31, 2009.

	May 31,
(dollar amounts in thousands)	2009	2008	2007	2006	2005
Liabilities	$20,463,605	$18,699,169	$17,843,151	$18,373,319	$19,276,728
Less:
Derivative liabilities	(493,002)	(171,390)	(71,934)	(85,198)	(78,471)
Foreign currency valuation account	-	-	-	(244,955)	(260,978)
Debt used to fund loans guaranteed by RUS	(243,997)	(250,169)	(255,903)	(261,330)	(258,493)
Subordinated deferrable debt (2)	(311,440)	(311,440)	(486,440)	(636,440)	(685,000)
Subordinated certificates	(1,740,054)	(1,406,779)	(1,381,447)	(1,427,960)	(1,490,750)
Adjusted liabilities	$17,675,112	$16,559,391	$15,647,427	$15,717,436	$16,503,036
Total equity	$508,938	$665,965	$710,041	$784,408	$764,934
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	(44,056)	(131,551)	(225,849)	(225,730)	(221,868)
Year-to-date derivative forward value (income)
loss (1)	147,549	87,495	79,744	(22,713)	(26,755)
Current period foreign currency adjustments	-	-	14,554	22,594	22,893
Accumulated other comprehensive loss	(8,115)	(8,827)	(12,204)	(13,208)	(15,621)
Subtotal members' equity	604,316	613,082	566,286	545,351	523,583
Plus:
Subordinated certificates	1,740,054	1,406,779	1,381,447	1,427,960	1,490,750
Subordinated deferrable debt (2)	311,440	311,440	486,440	636,440	685,000
Minority interest	10,162	14,247	21,989	21,894	18,652
Adjusted equity	$2,665,972	$2,345,548	$2,456,162	$2,631,645	$2,717,985

Guarantees	$1,275,455	$1,037,140	$1,074,374	$1,078,980	$1,157,752

(1) Represents the derivative forward value loss (gain) recorded by National Rural for the period.
(2) At May 31, 2007 and 2006, includes $175 million and $150 million, respectively, of subordinated deferrable debt classified in short-term debt.

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations, as of the five years ended May 31, 2009.  The adjusted leverage ratio and the adjusted debt to equity ratio are the same calculation except for the addition of guarantees to adjusted liabilities in the adjusted leverage ratio.

	May 31,
	2009	2008	2007	2006	2005
Leverage ratio	42.71	29.64	26.64	24.80	26.71
Adjusted leverage ratio	7.11	7.50	6.81	6.38	6.50

Debt to equity ratio	40.21	28.08	25.13	23.42	25.20
Adjusted debt to equity ratio	6.63	7.06	6.37	5.97	6.07

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 51.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors' reports and quarterly financial results are included on pages 89 through 133 (see Note 18 to consolidated financial statements for a summary of the quarterly results of our operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act").  At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation ("we," “our,” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and our directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of our assets.

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on management's assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2009.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to furnish only management’s report with this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 17, 2009		August 17, 2009

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 17, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Darryl Schriver (President of National Rural)	44	2004	2010
Reuben McBride (Vice President of National Rural)	62	2005	2011
J. David Wasson, Jr. (Secretary – Treasurer of National Rural)	63	2006	2012
Fred Anderson	57	2008	2011
Charles Ayers	67	2009	2012
Fred Brog	64	2009	2012
Raphael A. Brumbeloe	68	2007	2010
Delbert Cranford	65	2007	2010
Joel Cunningham	55	2009	2012
Jim L. Doerstler	61	2008	2011
Jimmy Ewing, Jr.	61	2007	2010
Michael J. Guidry	60	2009	2010
Christopher L. Hamon	46	2009	2012
Scott W. Handy	51	2009	2012
Jim Herron	52	2005	2011
Martin Hillert, Jr.	54	2004	2010
William A. Kopacz	62	2006	2012
Burns E. Mercer	58	2008	2011
Glenn Miller	45	2009	2012
Randy D. Renth	45	2009	2012
Dwight Rossow	47	2008	2011
R. Wayne Stratton	61	2007	2010
F. E. Wolski	58	2007	2010

Under National Rural’s bylaws, the board of directors must be composed of the following 23 individuals:
•	20 directors including one general manager and one director of a member system from each of ten districts;
•	two directors designated by the National Rural Electric Cooperative Association; and
•
one at-large director who satisfies the requirements of an audit committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and must be a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member.

National Rural directors are elected for a three-year term and can serve a maximum of two consecutive terms.  Each National Rural member (other than associates) is entitled to one vote with respect to the election of directors and other matters.

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Darryl Schriver	44	2009
Vice President and Director	Reuben McBride	62	2009
Secretary – Treasurer and Director	J. David Wasson, Jr	63	2009
Governor and Chief Executive Officer	Sheldon C. Petersen	56	1995
Senior Vice President of Member Services and General Counsel	John J. List	62	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	59	1994
Senior Vice President of Operations	John T. Evans	59	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	56	1998
Senior Vice President of RTFC	Lawrence Zawalick	51	2000
Senior Vice President of Credit Risk Management	John M. Borak	64	2002

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

(e) (1) and (2) Business Experience and Directorships.

Mr. Schriver has been General Manager and CEO of Taylor Electric Cooperative, Inc. in Merkel, TX since 2002.  Prior to 2002, he held staff positions at the Texas House of Representatives, Texas Legislative Council and Texas Senate.  He serves as a director on the Golden Spread Electric Cooperative Board, the Golden Spread Electric Generating Cooperative Board, the Oklaunion Electric Generating Cooperative Board, the Yoakum Electric Generating Cooperative Board, the Mid-Tex Cooperative Board, Fort Concho Gas EC, SEDC Board, Abilene Industrial Board and the Texas Agricultural Cooperative Council. Mr. Schriver is a former Group 4 member of the Governmental Relations Committee of Texas Electric Cooperatives.  Mr. Schriver formerly served as director of Government Affairs of Brazos Electric Power Cooperative from 1996 to 1998 and of Governmental Relations of Texas Electric Cooperative from 1998 to 2002.

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

Mr. Wasson has been the president and CEO of Laurens Electric Cooperative, Inc. in Laurens, SC since 1973.  He has served on the board of directors of Central Electric Cooperative since 2009 and the board of directors of New Horizon Electric Cooperative since 1997.  Mr. Wasson has been a board member of the South Carolina Electric Cooperative Association since 1975 and served as chairman from December 1983 to December 1985.  He also serves as a director of The Palmetto Bank.

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, NH since 1992. He is a founding board member of the NHEC Foundation. Mr. Anderson is also a board member of the Cooperative Research Council and a former board member of Northway Bank and former member of Northway Bank’s audit committee.  Mr. Anderson is the former director of Finance and Administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation.

Mr. Ayers has been a trustee of Wheatland Electric Cooperative in Scott City, KS since 1985.  He has been the owner and operator of a family farm corporation in Leoti, Kansas for the past 35 years.  Mr. Ayers serves as board member of Sunflower Electric Cooperative and chairperson of Sunflower Electric Cooperative.  In addition, he previously served as board member of Western Fuels Association and ACES Power Marketing.

Mr. Brog has been director of Lower Valley Energy in Afton, WY since 1988.  He has been a rancher and farmer in Freedom, Wyoming since 1970.  Mr. Brog served as secretary-treasurer of NCSC and serves as a board member of Snake River Power Association.  He was past president of Idaho Consumer-Owned Utilities Association and former director of Wyoming Rural Electric Association.  In addition, Mr. Brog serves as President of Star Valley Cooperative Milk Marketing Association and adviser to the State of Wyoming Economic Development Committee.

Mr. Brumbeloe has served as a board director of Upson Electric Membership Corporation in Thomaston, GA since 1978 and has been board president since 1998.  Mr. Brumbeloe has served as a board member of Georgia Electric Membership Corporation since 1983 and served as chairman from 1988 to 1989.  He is also a member representative of Oglethorpe Power Corporation.  Mr. Brumbeloe retired from the Georgia State Patrol in 1995 and has been the owner of the Red Rock Armory since 1996.

Mr. Cranford has served as a board director of Randolph Electric Membership Corporation in Asheboro, NC since 1989 and was president from 1995 to 2002 and vice president from 1994 to 1995.  He is a director and former president of the North Carolina Association of Electric Cooperatives, Inc. and also served on the North Carolina Electrical Cooperative Board.  Mr. Cranford also serves as a director of First Bank Corp, a member of the North Carolina Pharmaceutical Association and a board member and former president of the Farmer Volunteer Fire Department.  He has been a retail pharmacist since 1966 and an owner of retail pharmacies since 1984.

Mr. Cunningham has been a director of Twin County Electric Power Association in Hollandale, MS since 2004.  He has been a self-employed certified public accountant in Belzoni, Mississippi since 1981.  Mr. Cunningham is a member of the Mississippi Society of CPAs and the American Institute of CPAs.  He is also a credentialed cooperative director through National Rural Electric Cooperative Association (“NRECA”).

Mr. Doerstler has served as a board director and assistant secretary-treasurer of Whitewater Valley REMC in Liberty, IN since 1994.  He serves as an executive committee member and board member of the Indiana Statewide Association of Rural Electric Cooperatives.  Mr. Doerstler has served as vice president of Farm Credit Banks of Louisville, vice president of Credit for Wabash Valley Production Credit Association and branch manager of Greencastle Production Credit Association.  He is retired and formerly owned and operated Louie’s Boot Barn from 1987 until it was sold in June 2008.

Mr. Ewing has served as a board director of Pointe Coupee Electric Membership Corporation in New Roads, LA since 1989 and has been board president since 1995.  He served as secretary/treasurer from 1990 to 1995.  He also serves as a board member of the Association of Louisiana Electric Cooperatives, Inc. and has been secretary/treasurer since 2006.  He is a member of the Action Committee for Rural Electrification, a board member of the Louisiana Landowners Association and a former board member of Cajun Electric Power Cooperative.  Mr. Ewing has been a restaurant owner since 1988 and a farm manager since 2002.

Mr. Guidry has been general manager of South Louisiana Electric Association in Houma, LA since 1989.  Mr. Guidry currently serves as an alternate Director for the Association of Louisiana Electric Cooperatives and previously served as alternate director of Cajun Electric Power Cooperative and president of Louisiana Distribution Co-op Managers Association.   In addition, he is a former member of the NRECA Management Advisory Committee and former member of the NRECA Resolutions Committee, as well as a current director of the South Louisiana Economic Council and chairman of the South Louisiana Economic Council Regional Economic Development Committee.

Mr. Hamon has been the CEO of White River Valley Electric Cooperative, Inc in Branson, MO since 1985.  He currently serves as director and served as past president of Sho-Me Power Electric Cooperative and alternate director of KAMO Power.   Mr. Hamon serves on the Executive Board, as president of the Alternative Fuel Taskforce and on multiple committees for the Association of Missouri Electric Cooperatives (AMEC) and was past president of the Cooperative Managers Group.  In addition, he was the former Operations and Engineering manager for White River Valley Electric Cooperative.  Mr. Hamon is a member of the Energy Efficiency/Demand Side Management Team for Associated Electric Cooperative, Inc., the Distribution Advisory Committee for Electric Power Research Institute, the Institute of Electrical & Electronic Engineers and the Missouri Society of Professional Engineers.

Mr. Handy has been the president and CEO of Cass County Electric Cooperative, Inc. in Kindred, ND since February 2002.  He currently serves as chairman for the Rural Electric Management Development Council and the Minnkota Power Cooperative Manager’s Advisory Committee, and previously served as chairman for the North Dakota Association of Rural Electric Cooperatives Manager’s Advisory Committee. In addition, he is board chairman for Greater Fargo-Moorhead Economic Development Corporation’s Growth Initiative Fund, a public/private loan pool that lends money for business expansion, and board member of the North Dakota State University Quentin N. Burdick Center for Cooperatives and board member of the North Dakota State University Alumni Association.

Mr. Herron has served as General Manager of Mountain View Electric Association, Inc. in Limon, CO since 1996.  Prior to that position, he was General Manager at Farmers' Electric Cooperative in Clovis, NM from 1993 to 1996.  Mr. Herron currently serves on the Colorado Electric Education Institute.  Previously, he served as chair of the Colorado Rural Electric Managers Association and as board member of the New Mexico Rural Electric Association.

Mr. Hillert has been CEO and General Manager of Adams-Columbia Electric Cooperative in Friendship, WI since 1996.  In addition, he serves on the board of Badger Energy Services in Oconto Falls, WI, board vice president of Network 2010 in Oxford, WI and as a board member of Badger Unified Cooperative Services in Fall Creek, WI since 2001.  Mr. Hillert also serves as treasurer of Wisconsin Cooperative Managers Association and is a board member of the Electric Coalition of Wisconsin.  He serves on Adams County Economic Development and is a member of the advisory board of directors for the University of Wisconsin Center for Cooperatives and the board of Cooperative Research Network.

Mr. Kopacz has been the General Manager of Midstate Electric Cooperative, Inc. in La Pine, OR since 1990.  He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities and Mid Oregon Credit Union.  He is also a former board president of Economic Development for Central Oregon.  He is a former director of Ruralite Services, a northwest electric cooperative publication, and former president of the Oregon Rural Electric Cooperative Association.

Mr. Mercer has served as president and CEO of Meade County R.E.C.C. in Brandenburg, KY since 1994.  He serves as a board member for Kentucky Association of Electric Cooperatives, United Utility Supply Cooperative and Farmers Bank.  Mr. Mercer is a former NCSC board member and was a member of the Kentucky Society of Certified Public Accountants.

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, OH since 2004.  He currently serves on the board of Buckeye Power, Inc. including the Executive, Audit and Rate committees.  Mr. Miller is a certified public accountant and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc.  Mr. Miller is a part-owner and vice president of The Pines Golf Club in Orraville, OH.

Mr. Renth has been director of Clinton County Electric Cooperative in Breese, IL since March 1997.  He is a certified public accountant and has been at Rickhoff & Associates, Ltd in O’Fallon, IL since October 2007.  Mr. Renth was the Controller of Auffenberg Auto Group, in St. Louis, Missouri from September 2006 to July 2007.  He served as the Plant Controller for Cenveo, Inc., in St. Louis Missouri from June 2006 to September 2006. Mr. Renth served as the Chief Financial Officer of Archway International Trucks/Gateway City International in St. Louis Missouri from December 1997 to June 2006.  In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs.  Mr. Renth is also owner and operator of RDR Acres Inc., a family farm corporation.

Mr. Rossow has served as a board director of Cam Wal Electric Cooperative in Herreid, SD since 1996.  Mr. Rossow is also a board member of South Dakota Rural Electric Association.  He has been self-employed as a rancher in Herreid, SD since 1980.  Mr Rossow is the owner of Rossow Feedlot Cleaning L.L.C.

Mr. Stratton has been a board director of East Kentucky Power Cooperative in Winchester, KY since 1990 and currently serves as Chairman of the Board. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing since 2004, Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995.  He is an at- large director that serves as the Audit Committee Financial Expert as defined by the Securities and Exchange Commission.  He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through NRECA.  Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970.  He currently serves as the Audit Committee Chairman and Audit Committee Financial Expert of Republic Bancorp, a $3.2 billion bank traded on NASDAQ.  Mr. Stratton is the former Audit Committee Chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former board member of Kentucky Higher Education Assistance Authority (1985 to 2001) where as Chairman for eight years, he participated in various finance transactions.  He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs.

Mr. Wolski has served as a board director of Wyrulec Company in Lingle, WY since 1986.  He has represented Wyoming's cooperative electric utilities on the NRECA Board of Directors since 1999 and was recently elected as NRECA president.  Prior to his election to president, Mr. Wolski served as vice president and secretary-treasurer of the NRECA board.  He has served as a director of Tri-State Generation & Transmission since 2001.  He served on the board of the Wyoming Rural Electric Association for nine years, including three years as president.  Mr. Wolski is also a former board member of the Wyoming Rural Telecommunication Cooperative.  He has been the owner/manager of a family farm with a commercial hunting operation since 1976 and is the owner/agent of an insurance business since 1987.

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

Mr. Larochelle joined National Rural as director of Corporate Relations in May 1996.  He became Senior Vice President of Corporate Relations in August 1998.  Before joining National Rural, he was the Legislative director at NRECA where he worked for 12 years.  He also worked at the U.S. Department of Agriculture in the Rural Electrification Administration and the Farmers Home Administration.

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

(f) Involvement in Certain Legal Proceedings.

None to our knowledge.

(g) Promoters and Control Persons.

Inapplicable.

(h) Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.nrucfc.coop/aboutcfc/pdfs/ethicsPolicyCEO-SFO.pdf.

(i) Audit Committee

Our Audit Committee currently consists of 14 directors: Mr. Stratton (Chairperson), Mr. Anderson (Vice-Chairperson), Mr. Schriver (Ex Officio), Mr. Brog, Mr. Cunningham, Mr. Ewing, Mr. Guidry, Mr. Herron, Mr. Hillert, Mr. McBride, Mr. Miller, Mr. Renth, Mr. Wasson and Mr. Wolski.  Mr. Stratton was designated by the Board as the “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002 ("SOX"). The members of the Audit Committee are "independent" as that term is defined in Rule 10A-3 under the Securities Exchange Act.  Among other things, the Audit Committee reviews our financial statements and the disclosure under Management's Discussion and Analysis in our Annual Report on Form 10-K. The Committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee which may be found on our website, www.nrucfc.coop.

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2009. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2009 for filing with the Securities and Exchange Commission.

(j) Compensation Committee

Role of the Compensation Committee
Our Compensation Committee currently consists of seven directors:  Mr. Schriver, Mr. McBride, Mr. Cranford, Mr. Wasson, Mr. Ewing, Mr. Brumbeloe and Mr. Stratton.  The Compensation Committee of the Board of Directors reviews and makes appropriate recommendations to the full Board of Directors regarding National Rural’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs.  The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the Chief Executive Officer

(“CEO”).  The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full Board of Directors for ratification.  The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below.  Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that National Rural’s executive compensation program is achieving its objectives.  Prior to the start of each fiscal year, the Board of Directors approves performance measures for the corporate balanced scorecard, which is the basis of the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan.  After the end of the fiscal year, the Compensation Committee reviews and assesses the accomplishment of goals and determines whether to authorize the payment of incentive compensation.  This authorization is then submitted to the full Board of Directors for ratification.

The President, Vice President and Secretary/Treasurer of the Board of Directors meet with the CEO to review his performance based on his individual achievements, contribution to National Rural’s performance and other leadership accomplishments.   In determining Mr. Petersen’s base pay, the Compensation Committee subjectively considers a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant
In fiscal year 2009, the Compensation Committee hired Mercer Human Resource Consulting (“Mercer”) to advise it on the CEO’s compensation as compared to the compensation of CEOs of peer group organizations.  Through individual interviews with each member of the Compensation Committee, Mercer established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below).  Mercer advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis – which assesses National Rural’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis – which assesses average peer CEO pay for the last three fiscal years.  Compensation analyses include peer group CEO base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation.  Mercer did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation.

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

(k) Section 16(a) Beneficial Ownership Reporting Compliance

Inapplicable.

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

Performance –Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to National Rural.  Other components of compensation – short-term and long-term incentives – reflect the performance of the organization and the success in achieving performance metrics established by the Board of Directors.

Retention – The relationship between National Rural and its members makes the retention of employees, including the named executive officers, vital to our business and long-term success.  The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis
In fiscal year 2009, Mercer was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using peer organizations identified by Mercer through interviews with each member of the Compensation Committee.  Mercer included companies in the compensation comparison group that were similar to National Rural in asset size, industry and business description.  The group included financial institutions that are premier private market, commercial and/or mission-driven lenders, offering full service financing, investment and related services.  The companies targeted as peer companies had assets ranging from 50% to 200% of National Rural’s December 2007 total assets of $19.38 billion.  The comparator group consisted of financial services organizations New York Community Bancorp, Inc., Student Loan Corp., Astoria Financial Corp, Nelnet, Inc., Indymac Bancorp*, Webster Financial Corp., and Flagstar Bancorp, as well as three Farm Credit System peers.  (*The Federal government took control of IndyMac Bank in July 2008, and, therefore, this organization will not be a peer organization in Mercer’s 2009 survey, which will be considered by the Compensation Committee with respect to fiscal 2010.  Since 2007 compensation data was available however, it was used in the 2008 peer group summary prepared by Mercer which the Compensation Committee considered with respect to fiscal 2009.)

Mercer led the Compensation Committee through an assessment of compensation data using both a one-year and a three-year compensation analysis.  In their analysis, Mercer captured actual compensation (current base salary, actual bonus paid for fiscal year 2007 and three year average actual long-term incentives paid) and target compensation (current base salary, target bonus for fiscal 2008, and three year average actual long-term incentives paid).  Peer CEO compensation data analyzed included base pay, annual incentives, total cash compensation (the sum of base salary and annual incentives for the last fiscal year), long-term incentives (including stock awards valued at market value on the date of grant and stock options valued at grant date utilizing the Black-Scholes option pricing model) and cash awards valued at actual payout on date of award (if target value is not disclosed), as well as sign-on awards and total direct compensation (the sum of total cash compensation and the long-term incentive award paid in the most recent fiscal year for the one-year analysis, or the sum of total cash compensation and the three-year average of long-term incentives for the three-year analysis), each as reported in the annual report or proxy statement for the most recent fiscal year.  The Compensation Committee reviewed total compensation data for the peer group for informational purposes and used this data solely to determine the competitiveness of National Rural’s CEO base pay.

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

Elements of Compensation
National Rural’s executive compensation program provides a balanced mix of compensation that incorporates the following key components:
o	Annual base pay, generally targeted at the 50th percentile of market for similar positions
o	An annual cash incentive which is based on the achievement of short-term (one-year) corporate goals
o	A three year cash incentive which is based on the achievement of longer-term corporate goals
o	Retirement, health and welfare and other benefit programs provided generally to all National Rural employees

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

Base Pay – National Rural’s philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile.  To attract and retain a highly-skilled work force, National Rural must remain competitive with the pay of other employers that compete with us for talent.   The Compensation Committee assessed the CEO’s compensation using the peer group data and general market increases for executives during the 2008 calendar year.  The Compensation Committee decided to adjust the CEO’s base pay by 3.5%, which was consistent with average national market increases for executives at the time (December 2008).  In reaching this decision, the Compensation Committee acknowledged the strong performance of the CEO and the Company during challenging times for financial services organizations.

As discussed under “Role of the Compensation Committee” above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.  On June 1, 2008, because Messrs. Lilly, Evans, and List were performing well in their individual roles, Mr. Petersen focused on the comparable general merit increase for similar positions at the time in the Washington, DC metropolitan area, and raised base pay for Messrs. Lilly, Evans and List by 5%.

The compensation for the SVP, Corporate Relations was increased to better align this position with its peers in the organization. Mr. Larochelle’s role has evolved to incorporate a mix of responsibilities that combine some of the most important aspects of National Rural’s long term success, including government and industry relations, marketing and public relations.  This position was assessed based on average compensation of executives at peer group organizations, and the internal value of this role relative to the other named executive positions within National Rural.  Mr. Larochelle’s base salary, therefore, was increased on June 1, 2008 to $397,700.  The new salary reflects the compensation assessment as well as Mr. Larochelle’s outstanding performance in the role.

Short-Term Incentive – National Rural’s short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole.  National Rural believes that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives which help National Rural to fulfill its mission to its members and its obligations to the financial markets.  Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying actual incentive compensation paid to the achievement of corporate goals.  Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executives.  Since its inception in 1999, the actual payout percentage has ranged from 55% to 94% of total opportunity, with an average over the eleven years of 81.4%.  This equates to an 11 year average payout of 15.6% of base salaries.

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within National Rural’s base pay structure, ranging from 15% - 25% of base pay.  Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay.  While 25% of base pay is below market for incentive pay for the Company’s named executive officers, it is reflective of the cooperative nature of National Rural.

National Rural’s approach to establishing corporate goals for short-term incentive compensation has not changed since the plan’s inception. Corporate performance is measured using a balanced scorecard approved by the Board of Directors prior to the start of the fiscal year.  The balanced scorecard is a performance management tool that articulates the corporate strategy of National Rural into specific, quantifiable, measurable goals.  The goals have always been tied to enhancing service to our member owners while ensuring all aspects of the business are effectively managed.

The scorecard is divided into four quadrants, reflecting crucial areas of business performance.  Specific goals are established within those quadrants, to focus all employees as to the target results and measures that must be achieved if National Rural is to succeed at realizing its strategic plan.  The intent is to align organizational, departmental and individual initiatives to achieve a common goal.

The four quadrants for fiscal year 2009, which were the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation.  For 2009, the Board of Directors established five corporate goals within these four quadrants.  The Board of Directors establishes corporate goals and measures that they believe are achievable only if each individual performs well in his or her role and the Company meets its internal business plan goals.

The goals for FY2009 were:

Customer Engagement:  Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
Internal Process and Operations:  Manage National Rural’s operating expense levels.

Financial Ratios:  Meet or exceed established financial targets to maintain National Rural’s financial strength.

Learning, Growth & Innovation:  Achieve optimum business results through the discipline of project management.

For fiscal year 2009, it is expected that three of the five goals will be achieved, equating to 55% of the total opportunity.  Goals successfully achieved were within the Customer Engagement, Internal Process and Operations, and Learning, Growth and Innovation quadrants of the balanced scorecard.  The evaluation of goal achievement and payout under the short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.

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

Performance units are issued at the start of each fiscal year for a three-year cycle.   Performance units for named executive officers are calculated by dividing 25% of base pay on June 1 by the plan payout unit value assigned to the target rating level of AA- stable, valued at $100 per performance unit for the plan cycle ending May 31, 2009.  The measure for all active long-term incentive plans is the achievement of bond rating targets for our senior secured debt by three rating agencies:  Standard & Poor’s Corporation, Fitch Ratings, and Moody’s Investors Service.  The value of the performance units will range from $0 to $150 per performance unit according to the level of National Rural’s secured debt ratings by the three rating agencies.  To achieve the highest value of $150, which exceeds the targeted value, all three agencies would have to raise National Rural’s long-term secured debt rating to AA.  If this rating level is achieved, the long-term incentive pay for named executive officers is 37.5% of the base pay for the year in which the units were issued.  The chart below indicates the performance unit values for the plan cycle that ended May 31, 2009.

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

As of May 31, 2009, there were three active long-term incentive plans in which named executive officers are participants.  Performance units issued to named executive officers in June 2006 had a value based on senior secured debt ratings in place on May 31, 2009; performance units issued to named executive officers in June 2007 will have a value based on senior secured debt ratings in place on May 31, 2010; and performance units issued to named executive officers in June 2008 will have a value based on senior secured debt ratings in place on May 31, 2011.  The methodology for determining the number of performance units issued to named executive officers for all active long-term incentive plans is consistent with the process described above.  The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the Board of

Directors.  To be eligible to receive the incentive payout, a participant must be an employee of National Rural on the date of payment.  Payments made to named executive officers for fiscal year 2009 were for performance units issued in June 2006 and were based on the May 31, 2009 senior secured debt rating level of A+ stable outlook, which has a value of $40 per performance unit, which is 40% of the targeted opportunity.

Benefits
An important retention tool is National Rural’s defined benefit pension plan, the Retirement Security Plan.  National Rural participates in a multiple employer pension plan managed by NRECA.  We balance the effectiveness of this plan as a compensation and retention tool with the cost of the annual premium incurred to participate in this pension plan.  The value of the pension benefit is determined by base pay only and does not include other cash compensation.

National Rural also offers a Pension Restoration Plan, which is a component of the NRECA Retirement Security Plan, to a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits.  The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the Pension Restoration Plan is an unfunded, unsecured obligation of National Rural and is not qualified for tax purposes.  National Rural pays the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice(s) from NRECA.

For more information on the Retirement Security Plan and the Pension Restoration Plan, see the Pension Benefits Table and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in National Rural’s non-qualified 457(b) deferred compensation savings plan.  Contributions to the plan are limited by IRS regulations.  The calendar year 2009 cap for contributions is $16,500.  There is no National Rural contribution to the deferred compensation plan.  For more information see “Nonqualified Deferred Compensation” below.

Other Compensation
National Rural provides named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with National Rural’s compensation philosophy.  National Rural does not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above.  The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel.  To provide these perquisites in an efficient fashion, the Board of Directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle.  The amount of each allowance is authorized annually by the Board of Directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse.  For fiscal year 2009, the Board of Directors authorized an aggregate of $28,500 to cover these allowances.  Additionally, Mr. Petersen received an annual executive physical paid for by National Rural.

Severance/Change In Control Agreements
Mr. Petersen, CEO, and Mr. Evans, SVP, Operations, each have an executive agreement with National Rural under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment.  The value of Mr. Petersen’s severance package was determined to be customary for a CEO and approved by the Compensation Committee as part of his employment contract.  The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer.  No other named executive officers have termination or change in control agreements.  For more information on these severance arrangements, see “Termination of Employment and Change In Control Arrangements” below.

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

Submitted by the Compensation Committee
Darryl Schriver
Reuben McBride
Delbert Cranford
J. David Wasson, Jr.
Jimmy Ewing, Jr.
Raphael A. Brumbeloe
R. Wayne Stratton

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2009, 2008 and 2007 earned by the named executive officers and two additional executive officers of National Rural that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Sheldon C. Petersen	2009	$720,354	$162,289	$601,402	$124,465	$1,608,510
Governor & CEO	2008	689,583	162,681	475,626	112,698	1,440,588
	2007	643,125	204,212	428,799	132,577	1,408,713

Steven L. Lilly	2009	397,700	91,084	353,179	10,311	852,274
Senior Vice President &	2008	378,750	92,759	294,967	14,219	780,695
Chief Financial Officer	2007	364,000	117,513	266,788	50,938	799,239

John J. List	2009	397,700	91,084	539,927	14,785	1,043,496
Senior Vice President of	2008	378,750	92,759	523,478	9,848	1,004,835
Member Services and	2007	364,000	113,233	477,364	51,830	1,006,427
General Counsel

John T. Evans	2009	397,700	91,084	206,755	14,785	710,324
Senior Vice President of	2008	378,750	92,759	167,845	14,218	653,572
Operations	2007	364,000	113,233	146,285	16,833	640,351

Richard E. Larochelle	2009	397,700	81,244	361,225	16,069	856,238
Senior Vice President of	2008	276,000	67,610	180,744	12,189	536,543
Corporate Relations	2007	265,500	85,507	161,864	18,581	531,452

Lawrence Zawalick (4)	2009	289,800	66,408	255,055	12,646	623,909
Senior Vice President of	2008	276,000	67,610	177,749	12,189	533,548
RTFC	2007	265,500	85,507	147,479	46,494	544,980

John M. Borak (4)	2009	254,950	58,416	64,880	11,955	390,201
Senior Vice President of	2008	242,800	59,547	69,951	11,535	383,833
Credit Risk Management	2007	233,500	75,927	106,490	10,860	426,777

(1) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans.  The amounts earned by each named executive officer under these incentive plans are as follows:

Name	Year		Short-term Incentive Plan		Long-term Incentive Plan
Sheldon C. Petersen	2009	$$	99,049	$$	63,240
	2008		105,161		57,520
	2007		150,732		53,480

Steven L. Lilly	2009		54,684		36,400
	2008		57,759		35,000
	2007		85,313		32,200

John J. List	2009		54,684		36,400
	2008		57,759		35,000
	2007		85,313		27,920

John T. Evans	2009		54,684		36,400
	2008		57,759		35,000
	2007		85,313		27,920

Richard E. Larochelle	2009		54,684		26,560
	2008		42,090		25,520
	2007		62,227		23,280

Lawrence Zawalick (4)	2009		39,848		26,560
	2008		42,090		25,520
	2007		62,227		23,280

John M. Borak (4)	2009		35,056		23,360
	2008		37,027		22,520
	2007		54,727		21,200
Payments under the fiscal year 2009 short-term incentive plan are subject to approval by the Board of Directors at a date subsequent to the filing of this Form 10-K.  For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in “Compensation Discussion and Analysis” above.
(2) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under the NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which National Rural participates, during each respective fiscal year.
(3) For Mr. Petersen, includes $32,177 of perquisites comprised of $13,500 pursuant to Mr. Petersen’s automobile allowance, $15,000 pursuant to his spousal air travel allowance and the remainder for an annual physical examination paid for by National Rural, in each case for fiscal year 2009.  The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile for company business.  The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year.  Additionally, for Mr. Petersen, includes $75,399 related to Rural Telephone Finance Cooperative (“RTFC”) contributions to the RTFC deferred compensation plan.  For more information on this arrangement, see “Employment Contracts” and “Nonqualified Deferred Compensation” below.  For Mr. Petersen, also includes $9,539 related to a sick leave incentive bonus for fiscal year 2009.  The remaining amounts included in this column represent sick leave incentive bonuses for each named executive officer other than Mr. Petersen, and National Rural contributions on behalf of each named executive officer pursuant to the National Rural 401(k) defined contribution plan.
 (4) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.

Grants of Plan-Based Awards
The Company has a long-term and a short-term incentive plan for all employees, under which the named executive officers may receive a cash incentive up to 37.5% and 25% of salary, respectively.  The incentive payouts are based on the executive officer’s salary at the date the program becomes effective.  See the “Compensation Discussion and Analysis” above for further information on these incentive plans.

The following table contains the estimated possible payouts under the Company’s short-term incentive plan and possible future payouts for grants under the Company’s long-term incentive plan during the year ended May 31, 2009.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$177,500	$266,250
Short-term Incentive Plan (2)	-	180,089	180,089
Steven L. Lilly
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
John J. List
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
John T. Evans
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
Richard E. Larochelle
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
Lawrence Zawalick
Long-term Incentive Plan (1)	-	72,500	108,750
Short-term Incentive Plan (2)	-	72,450	72,450
John M. Borak
Long-term Incentive Plan (1)	-	63,700	95,550
Short-term Incentive Plan (2)	-	63,738	63,738

(1) Target payouts are calculated using unit values of $100 based on the Company’s goal of achieving an average long-term senior secured credit rating of  AA- stable at May 31, 2011.
(2) Target and maximum payouts represent 25% of May 31, 2009 base salary.  For the expected payout under the fiscal year 2009 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

As discussed in the Compensation Discussion and Analysis above, the Board of Directors has approved a new long-term incentive plan with terms similar to the plan in effect during fiscal year 2009.  As a result, the executives included in the chart above received grants on June 1, 2009 with a payout to be determined on May 31, 2012.

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

Pursuant to a separate independent contractor agreement (“Amended and Restated Supplemental Benefit Agreement”) effective as of December 4, 2006, as amended, Mr. Petersen has agreed to provide service as an executive officer of RTFC.  Pursuant to the Amended and Restated Supplemental Benefit Agreement, RTFC was required to credit $30,000 to a deferred compensation account on January 1 of each year.  Effective as of May 19, 2009, RTFC and Mr. Petersen entered into an amendment to the Amended and Restated Supplemental Benefit Agreement.  Pursuant to the amendment, no further contributions will be made to the deferred compensation account other than interest earned up to the liquidation of the account.  All amounts in the account will be liquidated and distributed in a lump sum to Mr. Petersen no earlier than May 19, 2010, and no later than May 18, 2011, subject to compliance with applicable law, at which time the agreement will terminate.  For additional information, see “RTFC Deferred Compensation Plan” and “Nonqualified Deferred Compensation” below.

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

Prior to December 31, 2004, there were two components of the Pension Restoration Plan – a deferred compensation component (“Deferred Compensation Pension Restoration Plan”) and a severance pay component (“Pension Restoration Severance Plan”).  The Pension Restoration Severance Plan was frozen, effective December 31, 2004.  The funds accrued by each named executive officer under the Pension Restoration Severance Plan prior to December 31, 2004 were frozen and did not increase in value since that date.  Effective as of May 21, 2009, the Board of Directors of National Rural approved the termination of the Pension Restoration Severance Plan.  All benefits accrued under the Pension Restoration Severance Plan prior to the effective date of the termination were paid to each participant in a single lump sum in May 2009, as reflected in the Pension Benefits Table below.

The Deferred Compensation Pension Restoration Plan remains in place.  The benefit and payout formula under this restoration component of the Retirement Security Plan is similar to that under the qualified plan component.  However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan.  Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually.

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2009 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	25.75	$1,757,852	$1,160,354
Steven L. Lilly	NRECA Retirement Security Plan	24.58	1,639,852	410,162
John J. List (4)	NRECA Retirement Security Plan	0.92	93,009	3,160,888
John T. Evans	NRECA Retirement Security Plan	10.50	724,047	121,264
Richard E. Larochelle	NRECA Retirement Security Plan	25.00	1,397,537	61,965
Lawrence Zawalick	NRECA Retirement Security Plan	28.67	1,314,095	63,187
John M. Borak (5)	NRECA Retirement Security Plan	2.92	187,709	2,308
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
(2) Amount represents the actuarial present value of the executive officer's accumulated benefit under the plan as of May 31, 2009 as provided by the plan administrator, NRECA, using interest rates ranging from 4.0% to 5.69% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2009 were as a result of the termination of the Pension Restoration Severance Plan and the executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan.  For Mr. List, includes the distribution due to his quasi-retirement.
(4) At May 31, 2009, Mr. List is eligible for retirement based on the normal retirement age of 62.  Due to Mr. List’s quasi-retirement in January 2009, his credited years of service were reduced to zero at that time.  Subsequent to the quasi-retirement, Mr. List received credited years of service for the remainder of the 2009 calendar year and receives 12 months of credited service in January of each year thereafter.  During fiscal year 2009, Mr. List received a distribution of $2,416,323 due to his quasi-retirement.  He also received a $744,565 distribution from no longer being at risk of forfeiture from the restoration component of the Retirement Security Plan during the year ended May 31, 2009 and from the termination of the Pension Restoration Severance Plan in May 2009.
5) At May 31, 2009, Mr. Borak is eligible for retirement based on the normal retirement age of 62.  Due to Mr. Borak’s quasi-retirement in January 2007, his credited years of service were reduced to zero at that time.  Subsequent to the quasi-retirement, Mr. Borak received credited years of service for the remainder of the 2007 calendar year and receives 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
National Rural Deferred Compensation Plan
The National Rural deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by National Rural.  Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year.  The calendar year 2009 cap for contributions is $16,500.  Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by National Rural.  National Rural does not make any contributions to the plan.

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

RTFC Deferred Compensation Plan
As described under “Employment Contracts” above, prior to the May 19, 2009 amendment to the Amended and Restated Supplemental Benefit Agreement, RTFC contributed a sum of $30,000 annually to a deferred compensation account for Mr. Petersen on January 1 of each year that Mr. Petersen provided executive services to RTFC.  Interest was credited to the account on December 31 of each such year at a rate equal to National Rural’s 20-year medium-term note rate on that date.  On December 31, 2008, the applicable interest rate was 7%.  As approved by the RTFC Board of Directors, Mr. Petersen, at his option, may request that the deferred component of his compensation be directed into alternative investment vehicles that could offer the opportunity to earn a return that is greater than the National Rural 20-year medium-term note rate.  Mr. Petersen has not yet chosen to exercise that option.  As stated under “Employment Contracts” above, the RTFC Board of Directors and Mr. Petersen have agreed to liquidate the deferred compensation account no earlier than May 19, 2010, and no later than May 18, 2011, subject to compliance with applicable law.

The following table summarizes information related to the nonqualified deferred compensation plans in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2009.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year		Aggregate Withdrawals/ Distributions		Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen
National Rural Deferred Compensation	$15,917	$$	-	$	$(87,966)	$$	-	$198,894
RTFC Deferred Compensation (2)	-		30,000		45,399		-	723,947	(3)

Steven L. Lilly
National Rural Deferred Compensation	9,729		-		(61,927)		-	132,072

John J. List
National Rural Deferred Compensation	15,500		-		(21,782)		-	56,946

John T. Evans
National Rural Deferred Compensation	20,500		-		(31,590)		-	115,788

Richard E. Larochelle
National Rural Deferred Compensation	15,917		-		(31,418)		-	197,180

Lawrence Zawalick
National Rural Deferred Compensation	15,500		-		(34,588)		-	84,554

John M. Borak
National Rural Deferred Compensation	12,375		-		9		-	69,780
(1) Executive contributions are also included in the fiscal year 2009 Salary column in the Summary Compensation Table above.
(2) The Amended and Restated Supplemental Benefit Agreement will terminate once funds earned are liquidated and distributed to Mr. Petersen no earlier than May 19, 2010 and no later than May 18, 2011.  No additional contributions will be made to the account other than interest earned up to the liquidation of the account.  Interest will accrue at the National Rural 20-year medium-term note rate on December 31, 2009 and December 31, 2010, depending on when the liquidation occurs, and would result in additional RTFC interest of $71,326 through May 19, 2010 or $147,486 through May 18, 2011 using the applicable interest rate on December 31, 2008, or 7%, as the estimated interest rate.  Until such time as the agreement is terminated, however, if RTFC terminates Mr. Petersen’s employment without cause, or if Mr. Petersen terminates his service to RTFC for any reason, or due to his death or disability,

RTFC is required to pay a lump sum payment equivalent to the amount in his deferred compensation account.  RTFC’s contribution plus interest earned of $75,399 for fiscal year 2009 is also included in the fiscal year 2009 All Other Compensation column in the Summary Compensation Table above.
(3) The aggregate balance for the RTFC Deferred Compensation plan includes $648,548 reported in the Summary Compensation Table in prior years.

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

Mr. Petersen
Under the executive agreement with Mr. Petersen, if National Rural terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), National Rural is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination, and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007).  Assuming a triggering event of May 31, 2009, the compensation payable to Mr. Petersen for termination without cause would be $2,520,033.  The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

As described under “Employment Contracts” above, the agreement between RTFC and Mr. Petersen will terminate once funds earned are liquidated and distributed to Mr. Petersen no earlier than May 19, 2010 and no later than May 18, 2011.  No additional contributions will be made to the account other than interest earned up to liquidation of the account.  Until such time as the agreement is terminated, however, if RTFC terminates Mr. Petersen’s employment without cause, or if Mr. Petersen terminates his service to RTFC for any reason, or due to his death or disability, RTFC is required to pay a lump sum payment equivalent to the amount in his deferred compensation account.  For details on the value of this compensation payable to Mr. Petersen under the RTFC executive agreement, see the Nonqualified Deferred Compensation Table above.

Under the terms of the agreement, if RTFC terminates his service for cause, the term of service will terminate immediately thereafter, and Mr. Petersen will not be entitled to any payment with respect to the account.

Mr. Evans
Under the executive agreement with Mr. Evans, if National Rural terminates his employment without cause, Mr. Evans would receive nine months of continued annual base salary in effect at the time of termination, incentive compensation for the additional nine-month period, and nine months of payment for all health and welfare and retirement plans.  Assuming a termination date of May 31, 2009, the cost of compensation payable to Mr. Evans for termination without cause would be $424,032.  The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table
Directors receive a fixed sum of $4,000 for each of the scheduled board meetings attended and $150 for each conference call attended.  Additionally, the directors receive reimbursement for reasonable travel expenses.  The fixed amounts are paid following the conclusion of each board meeting or conference call attended.  The following chart summarizes the total compensation earned by National Rural to its directors during the year ended May 31, 2009.

Name	Fees Earned	Total
Darryl Schriver	$37,050	$37,050
Reuben McBride	37,200	37,200
J. David Wasson, Jr.	37,800	37,800
Fred Anderson	37,650	37,650
Roger Arthur	33,350	33,350
Charles Ayers	8,000	8,000
Roger A. Ball	36,600	36,600
Raphael A. Brumbeloe	37,800	37,800
Fred Brog	8,000	8,000
Delbert Cranford	36,900	36,900
Joel Cunningham	8,150	8,150
Jim L. Doerstler	38,100	38,100
Jimmy Ewing Jr.	37,800	37,800
Harold Foley	12,600	12,600
Michael J. Guidry	4,000	4,000
Steven J. Haaven	32,750	32,750
Christopher Hamon	8,000	8,000
Scott Handy	8,150	8,150
Jim Herron	32,300	32,300
Martin Hillert, Jr.	37,350	37,350
William A. Kopacz	33,500	33,500
Burns Mercer	37,800	37,800
Glenn Miller	8,150	8,150
Randy D. Renth	8,000	8,000
Gale Rettkowski	32,750	32,750
Dwight Rossow	36,750	36,750
Ronald P. Salyer	32,000	32,000
R. Wayne Stratton	38,150	38,150
Charles Wayne Whitaker	32,150	32,150
Jack F. Wolfe, Jr.	24,000	24,000
F. E. Wolski	29,500	29,500

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2009, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written policy for review and approval in writing and monitoring of transactions involving National Rural and “related persons” (which include our directors and executive officers and their immediate family members). The policy covers any related person transaction that meets the minimum threshold for disclosure under SEC disclosure requirements (generally, transactions involving amounts exceeding $120,000 in which a related person had, has or will have a direct or indirect material interest).

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

•
In the event the General Counsel becomes aware of a related person transaction that has not been approved under the Board policy before its consummation, the General Counsel will notify the Board of Directors. The Board of Directors will consider all of the relevant facts and circumstances with respect to such transaction, and will evaluate all options available to National Rural, including ratification, revision or termination of such transaction, and shall take such course of action as the Board of Directors deems appropriate under the circumstances.

•
The General Counsel will determine whether a related person has a material interest in a transaction based on the significance of the information to investors in National Rural securities in light of all the circumstances. Factors to be considered in determining whether a related person’s interest in a transaction is material may include the importance of the interest to the related person (financially or otherwise), the relationship of the related person to the transaction and of related persons with each other, and the dollar amount involved in the transaction.

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

No Director is considered independent unless the Board has affirmatively determined that he or she has no material relationship with National Rural, either directly or as a partner, shareholder, or officer of an organization that has a relationship with National Rural. Material relationships can include banking, legal, accounting, charitable, and familial relationships, among others.  In addition, Director is not considered independent if any of the following relationships existed:
(i)
the director is, or has been within the last three years, an employee of National Rural, or an immediate family member is, or has been within the last three years, an executive officer of National Rural;

(ii)
the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from National Rural, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

(iii)
(a) the director or an immediate family member is a current partner of a firm that is National Rural’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and personally works on National Rurals’audit; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on National Rural’s audit within that time;

(iv)
the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of National Rural’s present executive officers at the same time serves or served on that company’s compensation committee; or

(v)
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, National Rural for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2 percent of such other company’s consolidated gross revenues.

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

Based on the criteria above, the Board of Directors has determined that the directors listed below are independent for the period of time served by such Directors during fiscal year 2009. The Board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Roger Arthur (1)	Jimmy Ewing Jr.	Randy D. Renth
Charles Ayers	Harold Foley (1)	Gale Rettkowski (1)
Roger A. Ball (1)	Michael J. Guidry	Dwight Rossow
Raphael A. Brumbeloe	Steven J. Haaven (1)	R. Wayne Stratton
Fred Brog	Jim Herron	J. David Wasson, Jr.
Delbert Cranford	Reuben McBride	Jack F. Wolfe, Jr. (1)
Joel Cunningham	Glenn Miller	F. E. Wolski
Jim L. Doerstler
(1) These directors served during the year ended May 31, 2009, however they were no longer a director at May 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2009 and 2008 and fees for other services during that period by Deloitte & Touche, LLP.

	2009	2008
Audit fees (1)	$1,736,488	$1,641,790
Audit-related fees	-	-
Tax fees (2)	63,710	111,571
All other fees (3)	15,000	28,500
Total	$1,815,198	$1,781,861
(1) Audit fees in 2009 and 2008 consist of fees for the audit of the consolidated financial statements of National Rural, including RTFC and NCSC in accordance with the accounting guidance governing variable interest entities, totaling $1,289,000 and $1,315,450, respectively, and fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $186,000 and $185,000, respectively.  Additionally, audit fees in 2009 and 2008 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) These fees relate to the audit of a trust serviced by National Rural.

National Rural’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants.  The independent registered public accountants report directly to the Audit Committee and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants.  Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants.  Under the policy, the Audit Committee's pre-approval for permissible non-audit services is not required if all such services 1) do not aggregate to more than five percent of total revenue paid to the independent registered public accountants in the fiscal year when services are provided, 2) were not recognized as non-audit services at the time of the engagement and 3) are promptly brought to the attention of the Audit Committee and approved by the Audit Committee before the completion of the audit.  All fiscal 2009 and fiscal 2008 services were pre-approved by the Audit Committee. National Rural’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

All schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by National Rural’s board of directors and members on March 1, 2005. Incorporated by reference to Exhibit 3.2 to National Rural’s Form 10-Q filed on April 15, 2005.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-
Indenture dated as of February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee.  Incorporated by reference to Exhibit 4.2 to National Rural’s Form 10-Q filed on October 15, 2007.

	4.3	-	Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 maturing on March 22, 2011. Incorporated by reference to Exhibit 4.3 to National Rural’s Form 10-Q filed on April 14, 2006.
	4.4	-	Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to National Rural’s Form 10-Q filed on April 12, 2007.
	4.5	-	Revolving Credit Agreement dated as of March 13, 2009 for $1,000,000,000 expiring on March 12, 2010. Incorporated by reference to Exhibit 4.5 to National Rural’s Form 10-Q filed on April 8, 2009.
	4.6	-
Indenture between National Rural and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).

	4.7	-
Indenture between National Rural and Chemical Bank, as Trustee.  Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 33-155631).

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

4.17	-	Form of Fixed-Rate MTN. Incorporated by reference to Exhibit 4.3 to National Rural’s Form 8-K filed on November 26, 2008.
4.18	-	Form of Floating-Rate MTN. Incorporated by reference to Exhibit 4.4 to National Rural’s Form 8-K filed on November 26, 2008.
4.19	-	Form of Fixed-Rate Internotes. Incorporated by reference to Exhibit 4.5 to National Rural’s Form 8-K filed on November 26, 2008.
4.20	-	Form of Floating-Rate Internotes. Incorporated by reference to Exhibit 4.6 to National Rural’s Form 8-K filed on November 26, 2008.
4.21	-
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
Note Purchase Agreement dated as of March 23, 2009, for $400,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.24 to National Rural’s Form 10-Q filed on April 8, 2009.

4.25	-
Pledge Agreement dated as of March 23, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.25 to National Rural’s Form 10-Q filed on April 8, 2009.

4.26	-
Indenture dated as of October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee.  Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

4.27	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of September 19, 2008 for up to $500,000,000.  Incorporated by reference to Exhibit 4.29 to National Rural’s Form 10-Q filed on October 14, 2008.

4.28	-
Series C Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of September 19, 2008 for up to $500,000,000.  Incorporated by reference to Exhibit 4.30 to National Rural’s Form 10-Q filed on October 14, 2008.

4.29	-
Pledge Agreement dated as of September 19, 2008, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.31 to National Rural’s Form 10-Q filed on October 14, 2008.

4.30	-
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated as of September 19, 2008 for up to $500,000,000 maturing on October 15, 2031.  Incorporated by reference to Exhibit 4.32 to National Rural’s Form 10-Q filed on October 14, 2008.

4.31	-
Amendment No. 1 dated as of September 19, 2008 to the Pledge Agreement dated as of April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.33 to National Rural’s Form 10-Q filed on October 14, 2008.

4.32	-
Amendment No. 2 dated as of December 9, 2008 to the Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 expiring on March 16, 2012.  Incorporated by reference to Exhibit 4.35 to National Rural’s Form 10-Q filed on January 9, 2009.

4.33	-
Amendment No. 4 dated as of December 9, 2008 to the Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 expiring on March 22, 2011.  Incorporated by reference to Exhibit 4.36 to National Rural’s Form 10-Q filed on January 9, 2009.

4.34	-
Amendment No. 3 dated as of December 19, 2008 to the Revolving Credit Agreement dated as of March 16, 2007 for $1,125,000,000 expiring on March 16, 2012.  Incorporated by reference to Exhibit 4.40 to National Rural’s Form 10-Q filed on January 9, 2009.

4.35	-
Amendment No. 5 dated as of December 19, 2008 to the Revolving Credit Agreement dated as of March 22, 2006 for $1,000,000,000 expiring on March 22, 2011.  Incorporated by reference to Exhibit 4.41 to National Rural’s Form 10-Q filed on January 9, 2009.

4.36	-	Term Loan Credit Agreement dated as of January 21, 2009 for $200,000,000 expiring on January 21, 2010. Incorporated by reference to Exhibit 4.42 to National Rural’s Form 10-Q filed on April 8, 2009.
4.37	-
Note Purchase Agreement dated as of December 15, 2008 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.37 to National Rural’s Form 10-Q filed on January 9, 2009.

4.38	-
Pledge Agreement dated as of December 15, 2008, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.38 to National Rural’s Form 10-Q filed on January 9, 2009.

4.39	-
Note Purchase Agreement dated as of February 5, 2009 for $500,000,000, between the Registrant and Federal Agricultural Mortgage Corporation.  Incorporated by reference to Exhibit 4.43 to National Rural’s Form 10-Q filed on April 8, 2009.

4.40	-
Pledge Agreement dated as of February 5, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.  Incorporated by reference to Exhibit 4.44 to National Rural’s Form 10-Q filed on April 8, 2009.

4.41	-	Form of Fixed Rate Member Capital Securities Certificate. Incorporated by reference to Exhibit 4.1 to National Rural’s Form 10-Q filed on April 8, 2009.
4.42	-	Form of Floating Rate Member Capital Securities Certificate. Incorporated by reference to Exhibit 4.2 to National Rural’s Form 10-Q filed on April 8, 2009.
4.43	-	Note Purchase Agreement dated as of May 22, 2009 for $1,000,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
4.44	-	Pledge Agreement dated as of May 22, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.
4.45	-	Amendment No. 1 dated as of July 13, 2009 to the Note Purchase Agreement dated as of December 15, 2008 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
4.46	-	Amendment No. 1 dated as of July 13, 2009 to the Note Purchase Agreement dated as of February 5, 2009 for $500,000,000, between the Registrant and Federal Agricultural Mortgage Corporation.
4.47	-	Master Sale and Servicing Agreement dated as of July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation.
	-	Registrant agrees to furnish to the Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
10.1	-
Plan Document for National Rural’s Deferred Compensation Program amended and restated as of July 1, 2003.  Incorporated by reference to Exhibit 10.1 to National Rural’s Form 10-K filed on August 24, 2005.*

10.2	-
Employment Contract between National Rural and Sheldon C. Petersen, effective as of January 1, 2008.  Incorporated by reference to Exhibit 10.2 to National Rural’s Form 10-Q filed on January 11, 2008. *

10.3	-
Supplemental Benefit Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, dated as of July 22, 2004.  Incorporated by reference to Exhibit 10.3 to National Rural’s Form 10-K filed on August 20, 2004. *

10.4	-
Amended and Restated Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated as of December 4, 2006.  Incorporated by reference to Exhibit 10.4 to National Rural’s Form 10-K filed on August 27, 2008.*

10.5	-
First Amendment to Amended and Restated Supplemental Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective as of January 1, 2008.  Incorporated by reference to Exhibit 10.5 to National Rural’s Form 10-Q filed on January 11, 2008. *

10.6	-
Employment Contract between National Rural and John T. Evans, dated as of September 17, 1997 including termination of employment arrangement.  Incorporated by reference to Exhibit 10.4 to National Rural’s Form 10-K filed on August 27, 2007. *

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
Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of May 2, 2008.  Exhibits A, E and G to the Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.  Incorporated by reference to Exhibit 10.10 to National Rural’s Form 10-K filed on August 27, 2008.

10.11	-
First Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of June 30, 2008.  Incorporated by reference to Exhibit 10.11 to National Rural’s Form 10-K filed on August 27, 2008.

10.12	-
Second Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of July 29, 2008.  Incorporated by reference to Exhibit 10.12 to National Rural’s Form 10-K filed on August 27, 2008.

10.13	-
Third Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of August 25, 2008.  Graphics to the Third Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.  Incorporated by reference to Exhibit 10.13 to National Rural’s Form 10-Q filed on October 14, 2008.

10.14	-
Fourth Amendment to Agreement of Purchase and Sale between National Rural and DTC Partners, LLC dated as of December 3, 2008.  Incorporated by reference to Exhibit 10.14 to National Rural’s Form 10-Q filed on January 9, 2009.

10.15	-	Second Amendment to Amended and Restated Supplemental Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective as of May 19, 2009.*
10.16	-	Plan Document for National Rural’s Deferred Compensation Pension Restoration Plan dated as of January 1, 2005.*
12	-	Computations of ratio of margins to fixed charges.
23	-	Consent of Deloitte & Touche LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 17th day of August 2009.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:          /s/  SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ DARRYL SCHRIVER	President and Director
Darryl Schriver

/s/ REUBEN MCBRIDE	Vice President and Director
Reuben McBride

/s/ J. DAVID WASSON, JR.	Secretary-Treasurer and Director
J. David Wasson, Jr.

/s/ FRED ANDERSON	Director	August 17, 2009
Fred Anderson

/s/ CHARLES AYERS	Director
Charles Ayers

/s/ FRED BROG	Director
Fred Brog

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ DELBERT CRANFORD	Director
Delbert Cranford

/s/ JOEL CUNNIGHAM	Director
Joel Cunningham

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

Signature	Title	Date

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ MICHAEL J. GUIDRY	Director
Michael J. Guidry

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ JIM HERRON	Director
Jim Herron

/s/ MARTIN HILLERT, JR.	Director
Martin Hillert, Jr.		August 17, 2009

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz

/s/ BURNS E. MERCER	Director
Burns E. Mercer

/s/ GLENN MILLER	Director
Glenn Miller

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ WAYNE STRATTON	Director
R. Wayne Stratton

/s/ F. E. WOLSKI	Director
F. E. Wolski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 14, 2009

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2009 and 2008

(in thousands)

A S S E T S

	2009	2008
Cash and cash equivalents	$504,999	$177,809

Restricted cash	8,207	14,460

Investments in preferred stock	47,000	-

Loans to members	20,192,309	19,029,040
Less: Allowance for loan losses	(622,960)	(514,906)
Loans to members, net	19,569,349	18,514,134

Accrued interest and other receivables	260,428	258,315

Fixed assets, net	43,162	21,045

Debt service reserve funds	46,662	54,993

Bond issuance costs, net	50,414	39,618

Foreclosed assets, net	48,721	58,961

Derivative assets	381,356	220,514

Other assets	22,407	19,532

	$20,982,705	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

May 31, 2009 and 2008

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	2009	2008

Short-term debt	$4,867,864	$6,327,453

Accrued interest payable	249,601	244,299

Long-term debt	12,720,055	10,173,587

Deferred income	18,962	21,971

Guarantee liability	29,672	15,034

Other liabilities	32,955	27,216

Derivative liabilities	493,002	171,390

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	642,960	649,465
Loan and guarantee subordinated certificates	818,999	757,314
Member capital securities	278,095	-
Total members' subordinated certificates	1,740,054	1,406,779

Commitments and contingencies

Minority interest	10,162	14,247

Equity:
Retained equity	500,823	657,138
Accumulated other comprehensive income	8,115	8,827
Total equity	508,938	665,965

	$20,982,705	$19,379,381

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the Years Ended May 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income	$1,070,764	$1,051,393	$1,039,650
Interest expense	(935,021)	(931,268)	(991,754)

Net interest income	135,743	120,125	47,896

(Provision for) recovery of loan losses	(113,699)	30,262	6,922

Net interest income after (provision for) recovery of loan losses	22,044	150,387	54,818

Non-interest income:
Fee and other income	13,163	19,608	16,106
Derivative cash settlements	112,989	27,033	86,442
Results of operations of foreclosed assets	3,774	7,528	9,758

Total non-interest income	129,926	54,169	112,306

Non-interest expense:
Salaries and employee benefits	(36,865)	(36,428)	(33,817)
Other general and administrative expenses	(23,977)	(24,041)	(18,072)
(Provision for) recovery of guarantee liability	(1,615)	3,104	1,700
Market adjustment on foreclosed assets	(8,014)	(5,840)	-
Derivative forward value	(160,017)	(98,743)	(79,281)
Foreign currency adjustments	-	-	(14,554)
Loss on sale of loans	-	(676)	(1,584)
Loss on early extinguishment of debt	-	(5,509)	(4,806)
Other	(353)	(112)	(169)

Total non-interest expense	(230,841)	(168,245)	(150,583)

(Loss) income prior to income taxes and minority interest	(78,871)	36,311	16,541

Income tax benefit (expense)	5,101	3,335	(2,396)

(Loss) income prior to minority interest	(73,770)	39,646	14,145

Minority interest, net of income taxes	3,900	6,099	(2,444)

Net (loss) income	$(69,870)	$45,745	$11,701

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

For the Years Ended May 31, 2009, 2008 and 2007

								Patronage Capital
		Accumulated						Allocated
		Other	Subtotal		Unallocated		Members'	General
		Comprehensive	Retained	Membership	Net	Education	Capital	Reserve
	Total	(Loss) Income	Equity	Fees	Income (Loss)	Fund	Reserve	Fund	Other
Balance as of May 31, 2006	$784,408	$13,208	$771,200	$994	$225,849	$1,281	$156,844	$497	$385,735
Patronage capital retirement	(84,247)	-	(84,247)	-	-	-	-	-	(84,247)
Income prior to income taxes and
minority interest	16,541	-	16,541	-	(89,481)	945	1,464	1	103,612
Other comprehensive loss	(1,004)	(1,004)	-	-	-	-	-	-	-
Income tax expense	(2,396)	-	(2,396)	-	(2,396)	-	-	-	-
Minority interest	(2,444)	-	(2,444)	-	(2,444)	-	-	-	-
Other	(817)	-	(817)	3	-	(820)	-	-	-
Balance as of May 31, 2007	$710,041	$12,204	$697,837	$997	$131,528	$1,406	$158,308	$498	$405,100
Patronage capital retirement	(85,494)	-	(85,494)	-	-	-	-	-	(85,494)
Income prior to income taxes and
minority interest	36,311	-	36,311	-	(96,959)	1,024	29,061	(2)	103,187
Other comprehensive loss	(3,377)	(3,377)	-	-	-	-	-	-	-
Income tax expense	3,335	-	3,335	-	3,335	-	-	-	-
Minority interest	6,099	-	6,099	-	6,099	-	-	-	-
Other	(950)	-	(950)	(4)	-	(946)	40	-	(40)
Balance as of May 31, 2008	$665,965	$8,827	$657,138	$993	$44,003	$1,484	$187,409	$496	$422,753
Patronage capital retirement	(85,526)	-	(85,526)	-	-	-	(217)	-	(85,309)
Loss prior to income taxes and
minority interest	(78,871)	-	(78,871)	-	(162,695)	1,024	(94)	-	82,894
Other comprehensive loss	(712)	(712)	-	-	-	-	-	-	-
Income tax benefit	5,101	-	5,101	-	5,101	-	-	-	-
Minority interest	3,900	-	3,900	-	3,900	-	-	-	-
Other	(919)	-	(919)	(3)	-	(916)	-	-	-
Balance as of May 31, 2009	$508,938	$8,115	$500,823	$990	$(109,691)	$1,592	$187,098	$496	$420,338

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(69,870)	$45,745	$11,701
Add (deduct):
Amortization of deferred income	(6,125)	(6,954)	(12,248)
Amortization of bond issuance costs and deferred charges	11,431	16,241	17,406
Depreciation	2,284	2,274	2,182
Provision for (recovery of) loan losses	113,699	(30,262)	(6,922)
Provision for (recovery of) guarantee liability	1,615	(3,104)	(1,700)
Results of operations of foreclosed assets	(3,774)	(7,528)	(9,758)
Market adjustment on foreclosed assets	8,014	5,840	-
Derivative forward value	160,017	98,743	79,281
Purchases of investment in trading securities	(71,405)	-	-
Sales of investments in trading securities	71,405	-	-
Foreign currency adjustments	-	-	14,554
Loss on sale of loans	-	676	1,584
Restricted interest earned on restricted cash	(138)	(123)	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	(12,249)	24,816	27,203
Accrued interest payable	5,302	(37,159)	(21,501)
Other	5,917	(7,696)	(702)
Net cash provided by operating activities	216,123	101,509	101,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(9,541,927)	(8,013,327)	(7,228,143)
Principal collected on loans	8,371,234	7,019,075	7,052,334
Net investment in fixed assets	(20,940)	(17,253)	(591)
Net cash provided by foreclosed assets	6,000	9,056	63,831
Net proceeds from sale of foreclosed assets	-	-	487
Net proceeds from sale of loans	-	73,972	364,100
Net investment in preferred stock	(47,000)	-	-
Change in restricted cash	6,253	(12,428)	-
Net cash provided by (used in) investing activities	(1,226,380)	(940,905)	252,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) issuances of short-term debt, net	(861,991)	265,645	(470,591)
Proceeds from issuance of long-term debt, net	5,138,404	2,061,744	2,066,332
Payments for retirement of long-term debt	(3,208,325)	(1,380,423)	(1,645,848)
Payments for retirement of subordinated deferrable debt	-	(175,000)	(150,000)
Proceeds from issuance of members' subordinated certificates	387,557	76,589	45,605
Payments for retirement of members' subordinated certificates	(38,048)	(48,308)	(68,319)
Payments for retirement of patronage capital	(78,479)	(77,378)	(74,094)
Payments for retirement of RTFC patronage capital	(1,671)	(9,771)	(12,414)
Net cash provided by financing activities	1,337,447	713,098	(309,329)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327,190	(126,298)	43,769
BEGINNING CASH AND CASH EQUIVALENTS	177,809	304,107	260,338
ENDING CASH AND CASH EQUIVALENTS	$504,999	$177,809	$304,107

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended May 31, 2009, 2008 and 2007

	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$918,288	$957,806	$1,000,826
Cash paid for income taxes	419	1,429	1,376
Non-cash financing and investing activities:
Subordinated certificates applied against loan balance	1,447	-	-
Patronage capital applied against loan balances	87	-	-
Minority interest patronage capital applied against loan balances	43	-	-
Net decrease in debt service reserve funds/debt service
reserve certificates	(8,331)	-	(25,166)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation (referred to as "National Rural," "we," "our," or "us") is a private, cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of National Rural is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  National Rural makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  National Rural also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  National Rural is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  National Rural’s objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987.  In February 2005, RTFC reincorporated as a cooperative association in the District of Columbia.  RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates.  RTFC’s objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management. RTFC's results of operations and financial condition are consolidated with National Rural in the accompanying financial statements.  RTFC is headquartered with National Rural in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association.  NCSC’s principal purpose is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of National Rural.  NCSC is a member-owned finance cooperative, therefore its objective is not to maximize its net income, but to offer its members low cost financial products and services consistent with sound financial management. NCSC also markets, through its cooperative members, a consumer loan program for home improvements and an affinity credit card program.  NCSC's membership consists of National Rural and distribution systems that are members of National Rural or are eligible for such membership.  NCSC's results of operations and financial condition are consolidated with those of National Rural in the accompanying financial statements.  NCSC is headquartered with National Rural in Herndon, Virginia.  NCSC is a taxable corporation.

Our consolidated membership totaling 1,522 members at May 31, 2009 is made up of:
•	829 distribution systems and 68 generation and transmission ("power supply") systems, totaling 897 utility members, the majority of which are consumer-owned electric cooperatives;
•	498 telecommunications members;
•	66 service members; and
•	61 associates.
Our members are located in 49 states, the District of Columbia and two U.S. territories.  Memberships between National Rural, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of National Rural, RTFC and NCSC and certain entities created and controlled by National Rural to hold foreclosed assets and accommodate loan securitization transactions, after elimination of intercompany accounts and transactions.  We are required to consolidate the financial results of RTFC and NCSC because we are the primary beneficiary of variable interests in RTFC and NCSC due to our exposure to absorbing the majority of expected losses.

National Rural is the sole lender to and manages the lending activities and business affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays National Rural a fee to reimburse RTFC for its loan losses.  All loans that require RTFC board approval also require approval by National Rural for funding under RTFC’s credit facilities with National Rural.  National Rural is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with National Rural.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

National Rural is the primary source of funding to and manages the lending activities and business affairs of NCSC through a management agreement which is automatically renewed on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In return for these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee to reimburse NCSC for loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require National Rural approval.  National Rural controls the nomination process for one out of 11 NCSC directors.  NCSC members elect directors based on one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At May 31, 2009, National Rural guaranteed $84 million of NCSC debt, derivative instruments and guarantees with third parties.  The maturities for NCSC obligations guaranteed by National Rural run through 2031.  As of May 31, 2009, National Rural's maximum potential exposure totaled $98 million for guarantees of NCSC debt, derivatives and guarantees with third parties.  Guarantees related to NCSC debt and derivative instruments are not included in Note 13 Guarantees at May 31, 2009 as the debt and derivatives are reported on the consolidated balance sheet.  At May 31, 2009, National Rural had $0.5 of million guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At May 31, 2009, RTFC had total assets of $1,853 million including loans outstanding to members of $1,680 million and NCSC had total assets of $436 million including loans outstanding of $417 million.  At May 31, 2009 and 2008, National Rural had committed to lend RTFC up to $4 billion of which $1,663 million and $1,715 million was outstanding at both period ends, respectively.  At May 31, 2009, National Rural had committed to provide credit to NCSC of up to $1.0 billion.  At May 31, 2009, National Rural had provided a total of $469 million of credit to NCSC, representing $385 million of outstanding loans and $84 million of credit enhancements.  RTFC and NCSC loans payable to National Rural are eliminated in consolidation.  Total liabilities for RTFC and NCSC were $1,773 million and $442 million, respectively, at May 31, 2009.

National Rural established limited liability corporations and partnerships to hold foreclosed assets and form loan securitization transactions.  National Rural owns and controls all of these entities and therefore consolidates their financial results.  National Rural presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the entity formed for loan securitization transactions.

Unless stated otherwise, references to “we,” “our,” or “us” represent the consolidation of National Rural, RTFC, NCSC and certain entities created and controlled by National Rural to hold foreclosed assets and to accommodate loan securitization transactions.

Based on the accounting guidance governing consolidations, we present the subsidiary equity controlled by RTFC and NCSC as minority interest on the consolidated balance sheets and the subsidiary earnings controlled by RTFC and NCSC as minority interest on the consolidated statements of operations.

(c)	Cash and Cash Equivalents

Cash, certificates of deposit and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

(d)	Restricted Cash

Restricted cash represents cash and cash equivalents for which use is contractually restricted.  Restricted cash is disclosed separately on the balance sheet.  Restricted cash includes four different contractual restrictions on the use of certain cash.

Three of the restricted cash accounts totaling $6 million and $12 million at May 31, 2009 and 2008, respectively, are related to Clean Renewable Energy Bonds (“CREBs”) that were issued in February 2008 and represent the following:

•
Cash proceeds from the issuance of CREBs that may only be used for the funding of CREBs loan advances to participating members to reimburse them for costs related to construction, refinancing, and reimbursement of capital expenditures related to qualifying projects. We may invest these funds and the interest earned on the invested cash is restricted as it may only be used to fund qualifying projects.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Cash proceeds from the issuance of CREBs that may only be used to reimburse us for the costs of issuing the CREBs.  These funds are held by the trustee and are only released to us to cover the costs of issuance, for which we must submit invoices for reimbursement.  We may invest these funds and the interest earned on the invested cash is restricted and may only be used to cover issuance expenses and to fund qualifying projects.

•
Cash from principal payments from members on CREBs loans that may only be used to make debt service payments to bond investors. We collect principal and interest payments from borrowers quarterly.  We may withdraw the interest collected on CREBs loans at any time.  We may invest these funds and the interest earned on the invested cash is not restricted and may be withdrawn at any time.

The fourth restricted cash account represents cash pledged as collateral for collateral trust bonds issued under our 1972 indenture totaling $2 million at May 31, 2009 and 2008.  This cash is classified in restricted cash because the funds are pledged with our collateral trust bond trustee.  We may invest these funds and the interest earned on the invested cash is not restricted and may be withdrawn at any time.

Interest earned on restricted cash accounts where use is contractually restricted is presented as an investing activity in the statement of cash flows.  Interest earned on restricted cash accounts where use is not contractually restricted is presented as an operating activity in the statement of cash flows.  Changes in the principal balances of restricted cash accounts are reported as investing activities in the statement of cash flows.

(e)	Investments

We account for our investments in trading securities based on the accounting guidance for debt and equity securities.  Trading securities are carried at fair value with changes in fair value recorded in earnings.

We account for our investments in preferred stock under the cost method based on applicable accounting guidance as these investments do not meet the definition of a marketable security.  Under the cost method of accounting, we record the preferred stock at cost and recognize as income dividends received that are earned from net accumulated earnings.  Dividends received in excess of earnings after the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.  We continually monitor these investments for possible impairment.  Other-than-temporary impairments are recognized in earnings.

(f)	Loan Securitizations

We account for the sale of loans in securitization transactions by derecognizing financial assets when control has been surrendered.  We retain no interest in the securitized loans.  We service the loans in return for a market fee and therefore do not record a servicing asset or liability.  We recognize the service fee on an accrual basis over the period for which servicing activity is provided.  Deferred transactions costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale.

During each of the years ended May 31, 2009 and 2008, we recognized $1 million in servicing fees on all loan securitization transactions.

(g)        Loans to Members

Loans to members are reported at historical cost based on their outstanding principal balances.  Loan origination costs are deferred and amortized using the straight-line method, which approximates the interest method, over the life of the loan as a reduction to interest income.

(h)        Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. These estimates are based upon a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions and other pertinent factors which, in management's judgment, may contribute to expected losses. On a quarterly basis, we prepares an analysis of the loan loss allowance and makes adjustments to the allowance as necessary.  The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management recommends to the board of directors of National Rural when a loan should be charged off.  In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flow and the value of the collateral securing the loans.

(i)          Non-performing Loans

We classify a borrower as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated, or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest.  We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition.  The decision to return a loan to accrual status is determined on a case by case basis.

(j)	Impairment of Loans

We review the loan portfolio on a quarterly basis for impairments.  A loan is considered to be impaired when we do not expect to collect all principal and interest payments as scheduled per the original loan terms other than an insignificant delay or an insignificant shortfall in amount.  Factors considered in determining an impairment include, but are not limited to:
•	the review of the borrower's audited financial statements and interim financial statements if available,
•	the borrower's payment history,
•	communication with the borrower,
•	economic conditions in the borrower's service territory,
•	pending legal action involving the borrower,
•	restructure agreements between us and the borrower, and
•	estimates of the value of the borrower's assets that have been pledged as collateral to secure our loans.

We calculate the impairment of a loan receivable by comparing the present value of the estimated future cash flows associated with the loan discounted at the interest rate on the loan at the time the loan became impaired and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Loss reserves are specifically recorded based on the calculated impairment.

(k)          Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Depreciation expense ($2 million in fiscal years 2009, 2008 and 2007) is computed primarily on the straight-line method over estimated useful lives ranging from 2 to 40 years.  Fixed assets consisted of the following as of May 31:

(dollar amounts in thousands)	2009	2008
Furniture, fixtures, equipment and other	$19,452	$16,361
Less: accumulated depreciation	(13,666)	(11,489)
Land	31,367	16,173
Construction-in-progress, building and software	6,009	-
Fixed assets	$43,162	$21,045

(l)          Foreclosed Assets

We record foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintain these assets on the consolidated balance sheets as foreclosed assets.  Generally, we intend to sell foreclosed assets.  We evaluate whether assets meet the conditions to qualify for assets held for sale and, if so, we record these assets at the lower of the carrying amount or fair value less costs to sell at each reporting date with changes for the period recorded in the consolidated statement of operations.  Gains for any subsequent increase in fair value may not exceed the cumulative loss recognized for previous write-downs to fair value.  If the assets do not qualify as assets held for sale, we periodically evaluate the assets for impairment.  Any loss due to impairment for the period is recorded in the consolidated statement of operations and establishes a new cost basis.  If

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

applicable, no depreciation is recorded on such foreclosed assets.  The results of operations from foreclosed assets are shown separately on the consolidated statements of operations.

(m)           Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments.  We use derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate and foreign currency exchange risk.  Consistent with the accounting guidance for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value.  In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line of the consolidated statements of operations unless specific hedge accounting criteria are met. The change to the fair value is recorded to other comprehensive income if cash flow hedge accounting criteria are met.  In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated statements of operations.  We formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Net settlements for derivative instruments that qualify for hedge accounting are recorded in interest expense.  We record net settlements related to derivative instruments that do not qualify for hedge accounting in derivative cash settlements.

(n)           Guarantee Liability

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. With the exception of letters of credit, the underlying obligations may not be accelerated due to payment default by the member so long as we perform under our guarantee. We record a guarantee liability which represents our contingent and non-contingent exposure related to guarantees of our members’ debt obligations. Our contingent guarantee liability is based on management’s estimate of our exposure to losses within the guarantee portfolio.  We use factors such as borrower risk rating, remaining maturity, corporate bond default probabilities and historical recovery rates in estimating our contingent guarantee liability.  Adjustments to the contingent guarantee liability are recorded in our provision for guarantee losses.  We record a non-contingent guarantee liability for all new or modified guarantees since January 1, 2003. Our non-contingent guarantee liability represents our obligation to stand ready to perform pursuant to the terms of our guarantees that we entered into since January 1, 2003.  Our non-contingent obligation is estimated based on guarantee fees charged for guarantees issued, which represents management's estimate of the fair value of our obligation to stand ready to perform.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantee.

(o)           Debt

Debt securities are reported at historical cost net of discounts or premiums.  Bond discounts and bond issuance costs are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the legal maturity of each bond issue.

(p)           Membership Fees

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

(q)           Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our member borrowers.  These financial instruments include commitments to extend credit, standby letters of credit and guarantees of members' obligations.  The expected inherent loss related to our off-balance sheet financial instruments is covered in our guarantee liability.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(r)          Interest Income

The following table presents the components of interest income for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Interest on long-term fixed-rate loans (1)	$890,367	$872,488	$833,247
Interest on long-term variable-rate loans (1)	92,975	86,787	114,786
Interest on short-term loans (1)	75,604	77,145	72,632
Interest on investments (2)	5,683	7,394	9,662
Fee income	6,135	7,579	9,323
Total interest income	$1,070,764	$1,051,393	$1,039,650

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash and trading securities.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $16 million and $20 million at May 31, 2009 and 2008, respectively.

(s)          Interest Expense

The following table presents the components of interest expense for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Commercial paper and bank bid notes interest expense (1)	$58,688	$122,786	$178,687
Medium-term notes interest expense (1)	326,313	330,193	363,760
Collateral trust bonds interest expense (1)	290,152	243,579	218,523
Subordinated deferrable debt interest expense (1)	19,663	19,663	33,089
Subordinated certificates interest expense (1)	55,330	48,717	47,852
Long-term private debt interest expense (1)	164,306	151,694	130,568
Debt issuance costs (2)	10,158	9,605	12,328
Fee expense (3)	10,411	5,031	6,947
Total interest expense	$935,021	$931,268	$991,754
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
(3) Includes various fees related to funding activities, including fees paid to banks participating in the Company's revolving credit agreements.  Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.

We exclude indirect costs, if any, related to funding activities in interest expense.

(t)          Income Taxes

While National Rural is exempt under Section 501(c)(4) of the Internal Revenue Code, we are subject to tax on our unrelated business taxable income.  RTFC is allowed to exclude from net income the amount of the net income that it allocates to its members.  RTFC allocates approximately 99 percent of net income to its members annually.  NCSC pays tax on the full amount of its net income.

The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2009, 2008 and 2007 represents the income tax expense for RTFC and NCSC at the combined federal and state of Virginia income tax rate of approximately 38 percent.  Additionally, any fines or penalties assessed against RTFC and NCSC are recorded in income tax expense.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(u)           Allocation of Net Income

District of Columbia cooperative law requires National Rural to have a methodology to allocate its net income to its members.  Annually, National Rural’s board of directors allocates its net earnings, which is net income excluding certain non-cash adjustments, to its members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the cooperative educational fund and the members' capital reserve.  National Rural allocates a small portion, less than 1 percent, of net earnings annually to the cooperative educational fund to further the teaching of cooperative principles as required by cooperative law.  Funds from the cooperative educational fund are disbursed annually to the statewide cooperative organizations to fund the teaching of cooperative principles in the service territories of the cooperatives in each state.  The board of directors will determine the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings held by National Rural to increase equity retention.

The net earnings held in the members' capital reserve have not been specifically allocated to any member, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are annually allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs in the year in which such net earnings were reported.  There is no impact on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to its members and by disbursements from the cooperative educational fund.

(v)          Comprehensive Income

Comprehensive income includes our net income, as well as other comprehensive income resulting from a transition adjustment recorded upon the initial adoption of the accounting guidance for derivative financial instruments.

Comprehensive income is calculated as follows for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Net (loss) income	$(69,870)	$45,745	$11,701
Other comprehensive loss:
Reclassification adjustment for realized gains on derivatives	(712)	(3,377)	(1,004)
Comprehensive (loss) income	$(70,582)	$42,368	$10,697

(w)           Operating Lease Obligations

On October 18, 2005, we entered into a three-year agreement to lease 107,228 square feet of office, meeting and storage space in two office buildings located in Herndon, Virginia.  We subsequently exercised options to extend the lease for two additional one-year periods.   In April 2009, we amended the lease to further extend the term until October 2011 with the option for us to extend the lease for two additional one-year periods.  The terms of these extensions are similar to the initial three-year lease.  We had previously owned these two buildings which were sold at the commencement of the leasing arrangement.

The following represents the future minimum lease payments related to our lease of office space for the years ended May 31:

(dollar amounts in thousands)	2010	2011	2012
Lease Payments (1)	$3,503	$3,520	$1,322
(1) Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2012, the future minimum lease payments for fiscal years 2012 and 2013 would increase to $4 million and $1 million, respectively.  Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2013, the future minimum lease payments for fiscal years 2012, 2013 and 2014 would increase to $4 million, $4 million and $1 million, respectively.

Contingent rental payments may be due if the building operating expenses exceed the base year amount included in the lease agreement.  We would be required to pay contingent rental payments based on the amount of space leased in the building

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

divided by total rentable space in the building times the amount that operating expenses exceeded the base year amount in the lease agreement.  To date, we have not been required to make contingent rental payments.

We recognize rental expense on a straight-line basis, which requires taking the total scheduled payments and dividing by the number of months in the lease term.  During each of the years ended May 31, 2009, 2008 and 2007, we recognized rental expense of $3 million.

(x)          Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities.  While we use our best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

(y)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format for the following two items.  Fees and other income totaling $18 million and $15 million for the years ended May 31, 2008 and 2007 have been reclassified from interest income to the fee and other income line of non-interest income on the consolidated statements of operations to conform with the May 31, 2009 presentation.  The loss on early extinguishment of debt and other expense totaling $6 million and $5 million for the years ended May 31, 2008 and 2007 have been reclassified from interest expense to those line items in non-interest expense on the consolidated statements of operations to conform with the May 31, 2009 presentation.

(z)          New Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”) to establish a general standard of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 does not change the kinds of events that an entity must recognize or disclose in its financial statements. It does, however, require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective on a prospective basis for interim or annual periods ending after June 15, 2009.  Our adoption of SFAS 165 in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities.  Under this FSP, the difference between the amortized cost basis and fair value on debt securities that an entity intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis is recorded in earnings. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In April 2009, FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not
Orderly. The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP requires the disclosure of qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.   Our adoption of this FSP in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of guidance covering business combinations.  Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  This statement is effective for fiscal years beginning on or after December 15, 2008.  SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

The principal effect of recasting the consolidated balance sheets upon the adoption of the new standard on June 1, 2009 is to move the noncontrolling interests from long-term liabilities to equity attributable to noncontrolling interests, thus increasing the total of consolidated equity by that amount.  The following table shows the expected effect of adopting SFAS 160 on the periods presented on the consolidated balance sheets as of May 31:

(dollar amounts in thousands)	2009	2008
Balance Sheet:
Total equity, as previously reported	$508,938	$665,965
Increase for SFAS 160 reclassification
of noncontrolling interests	10,162	14,247
Total equity, as adjusted	$519,100	$680,212

Additionally, the adoption of SFAS 160 requires that net income, as previously reported prior to the adoption of SFAS 160, be adjusted to include the net income attributable to the noncontrolling interests in the consolidated statement of earnings. Thus, after the adoption of SFAS 160, consolidated net loss increases by $4 million for the year ended May 31, 2009 and net income decreases by $6 million for the year ended May 31, 2008.

Our adoption of SFAS 160 in the first quarter of fiscal year 2010 is not expected to have a material impact on our financial position or results of operations.

(2)         Loans and Commitments

Loans to members bear interest at rates determined from time to time by us after considering our interest expense, operating expenses, provision for loan losses and the maintenance of reasonable earnings levels.  In compliance with our cooperative charter, our policy is to set interest rates at the lowest level we consider to be consistent with sound financial management.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows at May 31:

	2009		2008
(dollar amounts in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans (4)	$14,602,365	$-	$15,204,614	$-
Long-term variable-rate loans (4)	3,243,716	5,609,977	1,882,095	5,975,541
Loans guaranteed by RUS	243,997	-	250,169	491
Short-term loans	2,098,129	7,941,146	1,690,117	7,597,712
Total loans outstanding	20,188,207	13,551,123	19,026,995	13,573,744
Deferred origination fees	4,102	-	2,045	-
Less: Allowance for loan losses	(622,960)	-	(514,906)	-
Net loans outstanding	$19,569,349	$13,551,123	$18,514,134	$13,573,744

Total by segment (2):
National Rural:
Distribution	$13,730,511	$9,472,849	$13,438,370	$9,579,213
Power supply	4,268,244	3,178,471	3,339,112	2,960,693
Statewide and associate	92,578	152,701	108,925	158,293
National Rural total	18,091,333	12,804,021	16,886,407	12,698,199
RTFC	1,680,154	457,022	1,726,514	562,389
NCSC	416,720	290,080	414,074	313,156
Total loans outstanding	$20,188,207	$13,551,123	$19,026,995	$13,573,744
(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Before advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent our future cash requirements.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.
(2) Table includes non-performing and restructured loans.
(3) Loans are classified as long-term or short-term based on their original maturity.
(4) Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	2009		2008
(dollar amounts in thousands)	Loans	Unadvanced	Loans	Unadvanced
	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2):
RTFC:
Long-term fixed-rate loans	$8,960	$-	$219,912	$-
Long-term variable-rate loans	457,504	-	261,109	-
Short-term loans	57,294	-	25,843	-
Total non-performing loans	$523,758	$-	$506,864	$-

Restructured loans (2):
National Rural:
Long-term fixed-rate loans (3)	$41,907	$-	$52,309	$-
Long-term variable-rate loans (3)	490,827	186,673	519,257	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	532,734	199,173	571,566	199,173

RTFC:
Long-term fixed-rate loans	4,853	-	5,545	-
Total restructured loans	$537,587	$199,173	$577,111	$199,173

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Unadvanced loan commitments include loans for which loan contracts have been approved and executed, but funds have not been advanced.  Before advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member's condition as represented in the supporting documents.  Since commitments may expire without being fully drawn upon and a significant amount of the commitments are for standby liquidity purposes, the total unadvanced loan commitments do not necessarily represent National Rural’s future cash requirements.  Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.
(2) Loans are classified as long-term or short-term based on their original maturity.
(3) Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Balance at beginning of year	$514,906	$561,663	$611,443
(Recovery of) provision for loan losses	113,699	(30,262)	(6,922)
Charge-offs	(5,988)	(16,911)	(44,668)
Recoveries	343	416	1,810
Balance at end of year	$622,960	$514,906	$561,663

Credit Concentration
Our loan portfolio is widely dispersed throughout the United States and its territories, including 48 states, the District of Columbia, America Samoa and U.S. Virgin Islands.  At May 31, 2009 and 2008, loans outstanding to borrowers in any state or territory did not exceed 17 percent and 16 percent, respectively, of total loans outstanding.  In addition to the geographic diversity of the portfolio, we limit our exposure to any one borrower.  At May 31, 2009 and 2008, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.7 percent, respectively, of total loans and guarantees outstanding.  At May 31, 2009, the ten largest borrowers included three distribution systems, six power supply systems and one telecommunications system. At May 31, 2008, the ten largest borrowers included five distribution systems, four power supply systems and one telecommunications system.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2009		2008
(dollar amounts in thousands)	Amount	%	Amount	%
Total by type:
Loans	$3,686,956	17%	$3,395,865	17%
Guarantees	363,883	2	164,740	1
Total credit exposure to ten largest borrowers	$4,050,839	19%	$3,560,605	18%

Total by segment:
National Rural	$3,497,331	16%	$3,043,905	15%
RTFC	523,758	3	491,700	3
NCSC	29,750	-	25,000	-
Total credit exposure to ten largest borrowers	$4,050,839	19%	$3,560,605	18%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rates
Below is the average loan balance and weighted-average interest rate earned during the fiscal years ended May 31:

	2009		2008
(dollar amounts in thousands)	Average Loans Outstanding	Weighted- Average Interest Rate	Average Loans Outstanding	Weighted- Average Interest Rate
Total by loan type:
Long-term fixed rate	$14,710,754	5.93%	$14,573,227	5.90%
Long-term variable rate	1,654,355	5.34	1,170,017	6.94
Loans guaranteed by RUS	246,789	5.09	252,788	5.49
Short-term	2,034,736	4.05	1,310,313	5.89
Non-performing	495,014	-	504,310	0.01
Restructured	556,892	0.63	589,662	0.64
Total	$19,698,540	5.38	$18,400,317	5.63

Total by segment:
National Rural	$17,579,888	5.43%	$16,167,441	5.67%
RTFC	1,693,123	4.50	1,791,100	4.96
NCSC	425,529	6.59	441,776	7.10
Total	$19,698,540	5.38	$18,400,317	5.63

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or a variable rate.  Upon expiration of the selected fixed interest rate term, the borrower must select a variable rate or select another fixed-rate term for a period that does not exceed the remaining loan maturity.  We set long-term fixed rates daily and variable rates monthly.  Upon notification to borrowers, we may adjust the variable interest rate semi-monthly.

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2009, which will be subject to the repricing of their interest rates during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(dollar amounts in thousands)	Amount Repricing	Weighted-Average Interest Rate
2010	$1,272,180	5.67%
2011	1,215,472	5.84
2012	1,135,457	6.25
2013	765,228	6.07
2014	625,021	6.17
Thereafter	2,127,232	6.36

During the year ended May 31, 2009, we repriced interest rates on long-term fixed-rate loans totaling $1,108 million.

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

Amortization of long-term loans in each of the five fiscal years following May 31, 2009 and thereafter are as follows:

(dollar amounts in thousands)	Amortization (1)
2010	$1,573,218
2011	860,033
2012	1,451,411
2013	863,403
2014	858,133
Thereafter	12,483,880
Total	$18,090,078
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Security
We evaluate each borrower's creditworthiness on a case-by-case basis.  It is generally our policy to require collateral for long-term loans.  Such collateral usually consists of a first mortgage lien on the borrower's total assets, including plant and equipment, and a pledge of future revenues.  The loan and security documents also contain various provisions with respect to the mortgaging of the borrower's property and debt service coverage ratios, maintenance of adequate insurance coverage as well as certain other restrictive covenants.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment at May 31:

(dollar amounts in thousands)	2009				2008
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,044,469	96%	$557,896	4%	$14,732,058	97%	$472,556	3%
Long-term variable-rate loans	2,835,451	87	408,265	13	1,728,803	92	153,292	8
Loans guaranteed by RUS	243,997	100	-	-	250,169	100	-	-
Short-term loans	233,179	11	1,864,950	89	165,226	10	1,524,891	90
Total loans	$17,357,096	86	$2,831,111	14	$16,876,256	89	$2,150,739	11

Total by segment:
National Rural	$15,562,761	86%	$2,528,572	14%	$15,021,067	89%	$1,865,340	11%
RTFC	1,443,395	86	236,759	14	1,497,487	87	229,027	13
NCSC	350,940	84	65,780	16	357,702	86	56,372	14
Total loans	$17,357,096	86	$2,831,111	14	$16,876,256	89	$2,150,739	11

Concurrent Loans
National Rural makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS.  Under default provisions of common mortgages securing long-term National Rural loans to distribution system members that also borrow from RUS, RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, National Rural may exercise remedies.  Under common default provisions of mortgages securing long-term National Rural loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies.  As of May 31, 2009 and 2008, National Rural had $2,032 million and $2,159 million, respectively, of loans outstanding issued on a concurrent basis with RUS.

Pledging of Loans
The following table summarizes our collateral pledged to secure our collateral trust bonds and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2009	2008
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$4,176,760	$917,925
Collateral trust bonds	3,000,000	700,000

1994 indenture
Distribution system mortgage notes	$2,308,713	$3,989,443
RUS guaranteed loans qualifying as permitted investments	211,337	215,329
Total pledged collateral	$2,520,050	$4,204,772
Collateral trust bonds	2,190,000	4,015,000

1972 indenture
Cash	$2,032	$2,032
Collateral trust bonds	1,736	1,927

Farmer Mac:
Utility system notes	$1,488,929	$1,042,564
Farmer Mac notes payable	1,200,000	900,000

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 6, Long-Term Debt) and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2009	2008

Utility system mortgage notes on deposit	$3,770,983	$3,191,292
REDLG notes payable	3,000,000	2,500,000

The $3.0 billion of notes payable to the FFB contain a rating trigger related to our senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,771 million at May 31, 2009, would be pledged as collateral rather than held on deposit.  At May 31, 2009 and 2008, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $2.0 billion of notes payable to the FFB have a second trigger requiring that a director on the National Rural board satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days.  If we do not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,468 million at May 31, 2009, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

RUS Guaranteed Loans
At May 31, 2009 and 2008, we had $244 million and $250 million, respectively, of loans outstanding on which RUS had guaranteed the repayment of principal and interest.  There are two programs under which these loans were advanced.  We have been an eligible lender in the RUS loan guarantee program under the terms and conditions of a master loan guarantee and servicing agreement between RUS and National Rural since February 1999.  Under this agreement, we may make long-term fixed or variable rates secured loans to eligible members for periods of up to 35 years.  RUS guarantees the principal and interest payments on the notes evidencing such loans.  At May 31, 2009 and 2008, we had a total of $211 million and $215 million, respectively, in loans outstanding under this program. In addition, at May 31, 2009 and 2008, we held certificates totaling $33 million and $35 million which represent interests in trusts that hold RUS guaranteed loans.  These certificates were the result of a program in which RUS previously allowed certain qualifying cooperatives to repay loans held by the FFB early, and allowed the transfer of the guarantee to a new lender.

(3)         Investments

During the year ended May 31, 2009, we purchased a total of $72 million of tax-exempt bonds pursuant to our obligation as liquidity provider.  Once acquired, we were required to hold the bonds until the remarketing agent was able to place them with third-party investors.  During this period, we were entitled to receive a rate of interest on many of the bonds that is equal to or higher than the rate investors typically receive on similar bonds in the tax-exempt market.  While we held the bonds, they were recorded at fair value and classified as investments in trading securities on the consolidated balance sheet.  Changes in fair value were recorded as a fair value adjustment on investments in trading securities on the consolidated statement of operations.  At May 31, 2009, all tax-exempt bonds we held had been redeemed or repurchased by third-party investors with no gain or loss on the transactions.

In December 2008, we invested $15 million in Farmer Mac Series B-1 cumulative, redeemable, non-voting preferred stock with an initial dividend rate of 10 percent.  The dividend rate on this preferred stock increases from the initial dividend rate of 10 percent for the first year to 12 percent in the second year, 14 percent for the third year and 16 percent for the period following the third anniversary of the issue date.  The preferred stock can be redeemed at Farmer Mac’s sole discretion and subject to receipt of the prior written approval of the Farm Credit Administration, if required, on the date that is nine months from the issue date and on each subsequent dividend payment date. The investments in preferred stock are recorded at cost on the consolidated balance sheet.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, under note purchase agreements entered into with Farmer Mac in December 2008, February 2009 and May 2009, we were required to purchase Farmer Mac Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to four percent of the principal amount of the notes outstanding under the agreements.  Cash dividends compound quarterly at the annual rate of five percent for the first five years, seven percent for the second five years, and nine percent following the tenth anniversary of the issue date, so long as the preferred stock remains outstanding.  Farmer Mac is entitled, in its sole discretion, to redeem some or all of the issued and outstanding shares of the Series C preferred stock subject to receipt of the prior written approval of the Farm Credit Administration, if required, and the consent of at least two-thirds of the then-outstanding shares of the Series B-1 preferred stock, if any, on the first anniversary of the issue date and on each subsequent dividend payment date.

During the year ended May 31, 2009, we issued notes totaling $800 million under the December 2008 and February 2009 Farmer Mac agreements that resulted in the purchase of $32 million in Farmer Mac Series C preferred stock.  See Note 6, Long-Term Debt, for additional information on the note purchase agreements with Farmer Mac.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at cost and are evaluated periodically for impairment.   These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at May 31, 2009, 2008 or 2007.

The activity for foreclosed assets is summarized below for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Beginning balance	$58,961	$66,329	$120,889
Results of operations	3,774	7,528	9,758
Net cash provided by foreclosed assets	(6,000)	(9,056)	(63,831)
Market adjustment	(8,014)	(5,840)	-
Sale of foreclosed assets	-	-	(487)
Ending balance	$48,721	$58,961	$66,329

At May 31, 2009, 2008 and 2007, the balance of foreclosed assets included land development loans and limited partnership interests in certain real estate developments.  The reduction to the fair value of the collateral supporting these land development loans during the years ended May 31, 2009 and 2008 was primarily due to residential home market weakness which have caused lot sales to slow down.  Additionally, lower gas prices resulted in a decrease in the fair value of the underlying collateral in fiscal year 2009.  During the year ended May 31, 2009, current economic conditions put a strain on cash flows for one of the land developers and their ability to make loan payments as scheduled.  At January 1, 2009, this borrower’s loan was put on non-accrual status.  During the year ended May 31, 2009, the other land development loan was restructured to lower the interest rate due to concerns about the borrower’s ability to meet all future payments based on the original loan terms.  As a result, we classified both land development loans as impaired at May 31, 2009.

Net cash provided by foreclosed assets was significantly higher during the year ended May 31, 2007 due to full and partial paydowns of notes primarily by two limited partnership interests in certain real estate developments.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding and the effective interest rates thereon at May 31:

	2009		2008
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$594,533	0.33%	$1,511,953	2.33%
Commercial paper sold directly to members, at par	934,897	0.35	1,275,809	2.31
Commercial paper sold directly to non-members, at par	12,502	1.58	11,752	4.26
Total commercial paper	1,541,932	0.35	2,799,514	2.33
Daily liquidity fund sold directly to members	291,341	0.22	250,750	2.05
Term loan	200,000	3.31	-	-
Bank bid notes	255,000	1.49	100,000	2.80
Subtotal short-term debt	2,288,273	0.72	3,150,264	2.32

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,674,760	4.88	558,776	4.40
Medium-term notes sold to members	502,396	4.65	288,634	4.77
Secured collateral trust bonds	209,985	5.71	1,824,995	3.27
Secured notes payable	187,800	1.20	500,000	4.66
Unsecured notes payable	4,650	5.22	4,784	5.50
Total long-term debt maturing within one year	2,579,591	4.64	3,177,189	3.83
Total short-term debt	$4,867,864	2.79	$6,327,453	3.08

We issue commercial paper for periods of one to 270 days.  We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes.  We do not pay a commitment fee for bank bid notes.  The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	2009	2008	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	-	March 12, 2010	12.5 basis points
364-day agreement	-	1,500,000	March 13, 2009	5 basis points
Total	$3,150,000	$3,650,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts include Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  We do not expect LBB to fund its portion of the credit facility according to the agreements.  See further discussion below.

We have the right under the 364-day revolving credit agreement, subject to certain terms and conditions, to increase the aggregate amount of the commitments by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment may be increased without the consent of the lender and administrative agent.

Both five-year agreements contain a provision under which if borrowings exceed 50 percent of total commitments, a utilization fee of five basis points must be paid on the outstanding balance.

At May 31, 2009 and 2008, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2008, Lehman Brothers Holdings Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  As an active participant in the capital markets, we have numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Bank, FSB (“LBB”) was a participant for up to $239 million of our revolving credit facilities at that time.

On October 7, 2008, we were uncertain of our ability to issue the required amount of commercial paper for that day.  As a result, we drew down $418.5 million of our $3.65 billion revolving credit facilities by borrowing under the $1.5 billion 364-day agreement.  As the amount borrowed did not exceed 50 percent of total commitments, there was no utilization fee on the outstanding balance. LBB did not fund its portion of the draw and we do not believe that LBB’s $134 million current portion of the credit facilities will be available in the future.  We repaid the $418.5 million borrowed under the revolving credit facility on November 13, 2008.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation.  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements, plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments discussed above, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Senior debt includes guarantees; however, it excludes:
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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:
		Actual
	Requirement	2009	2008

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.18	1.16

Minimum adjusted TIER at fiscal year end (1)	1.05	1.10	1.15

Maximum ratio of senior debt to total equity	10.00	6.90	7.33

(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding and the effective interest rates thereon at May 31:

	2009		2008
	Debt	Effective	Debt	Effective
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Unsecured long-term debt:
Medium-term notes, sold through dealers (1)	$3,469,580	6.87%	$4,231,982	6.70%
Medium-term notes, sold to members (2)	220,613	4.65	104,105	4.77
Subtotal	3,690,193	6.74	4,336,087	6.65
Unamortized discount	(3,120)		(5,483)
Total unsecured medium-term notes	3,687,073		4,330,604
Unsecured notes payable	3,053,705	4.17	2,558,362	5.09
Unamortized discount	(1,694)		(1,959)
Total unsecured notes payable	3,052,011		2,556,403
Total unsecured long-term debt	6,739,084	5.58	6,887,007	6.07

Secured long-term debt:
Collateral trust bonds:
Floating Rate Bonds, due 2009 (3)	-	-	5,000	2.93
5.70%, Bonds, due 2010 (3)	-	-	200,000	5.80
Floating Rate Bonds, Series E-2, due 2010	1,736	7.50	1,927	7.50
Floating Rate Bonds, due 2010	400,000	2.18	-
4.375%, Bonds, due 2010	500,000	4.60	500,000	4.60
5.50%, Bonds, due 2013	900,000	5.68	-	-
4.75%, Bonds, due 2014	600,000	4.84	600,000	4.84
7.20%, Bonds, due 2015	50,000	7.32	50,000	7.32
5.45%, Bonds, due 2017	570,000	5.58	570,000	5.58
5.45%, Bonds, due 2018	700,000	5.57	700,000	5.57
6.55%, Bonds, due 2018	175,000	6.68	175,000	6.68
10.375%, Bonds, due 2018	1,000,000	10.61	-
7.35%, Bonds, due 2026 (4)	85,000	7.45	90,000	7.45
Subtotal	4,981,736	6.23	2,891,927	5.42
Unamortized discount	(12,965)		(5,347)
Total secured collateral trust bonds	4,968,771		2,886,580
Secured notes payable	1,012,200	2.82	400,000	3.38
Total secured long-term debt	5,980,971	5.66	3,286,580	5.17
Total long-term debt	$12,720,055	5.62	$10,173,587	5.78
(1) Medium-term notes sold through dealers mature through 2032 as of May 31, 2009 and 2008.  Excludes $1,675 million and $559 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2009 and 2008, respectively.
(2) Medium-term notes sold directly to members mature through 2029 and 2023 as of May 31, 2009 and 2008, respectively.  Excludes $502 million and $289 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2009 and 2008, respectively.
(3) Amounts outstanding at May 31, 2009 are included as short-term debt.
(4) We are required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95 percent of the principal amount before maturity.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of long-term debt maturing in each of the five fiscal years following May 31, 2009 and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2010 (1)	$2,579,591	4.49%
2011	1,830,742	3.86
2012	1,948,230	6.33
2013	123,210	3.82
2014	2,180,966	4.81
Thereafter	6,636,907	6.30
Total	$15,299,646	5.48
(1) The amount scheduled to mature in fiscal year 2010 has been presented as long-term debt due in one year under short-term debt.

Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure collateral trust bonds.

Unsecured Notes Payable
At May 31, 2009 and 2008, we had unsecured notes payable totaling $3.0 billion and $2.5 billion, respectively, outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  In September 2008, we closed on a $500 million FFB loan facility under the REDLG program and received an advance for the full amount available.  The $500 million advance has a 2028 maturity date.  As part of the REDLG program, we pay RUS a fee of 30 basis points per year on the total amount borrowed.  At May 31, 2009, the $3.0 billion of unsecured notes payable issued as part of the REDLG program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
At May 31, 2009 and 2008, we had secured notes payable totaling $1,200 million and $900 million outstanding to Farmer Mac, respectively.  Notes to Farmer Mac totaling $188 million and $500 million were reported in short-term debt and the remaining amounts were reported in long-term debt at May 31, 2009 and 2008, respectively.  The $500 million notes to Farmer Mac were reported in short-term debt at May 31, 2008 matured on July 29, 2008.

In December 2008, we entered into a $500 million note purchase agreement with Farmer Mac.  During the year ended May 31, 2009, we fully advanced the $500 million available under the December 2008 Farmer Mac agreement with maturities through 2014. In February 2009, we entered into another $500 million note purchase agreement with Farmer Mac.  During the year ended May 31, 2009, we advanced $300 million under the February 2009 Farmer Mac agreement with maturities through 2014.

In March 2009, we entered into a $400 million note purchase agreement  with Farmer Mac to refinance the $400 million, 5-year, variable-rate, secured private placement note that was sold to Farmer Mac on March 27, 2008.  This agreement is a 5-year, variable-rate, collateralized, revolving credit facility that allows us to borrow, repay and re-borrow funds at any time or from time to time; provided that the principal amount at any time outstanding under this facility is not more than $400 million in the aggregate. During April 2009, we issued notes totaling $400 million under this agreement with maturities through 2014, resulting in the full refinancing of the $400 million issued in March 2008.

In May 2009, we entered into a $1,000 million note purchase agreement with Farmer Mac.  The agreement is structured as a seven-year revolving credit facility that allows us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under this facility is not more than $1,000 million.  We may select a fixed rate or variable rate at the time of each advance.  Notes with a fixed interest rate are based on the applicable benchmark U.S. Treasury rate plus a spread determined at the time of the advance and will mature seven years from the closing date up to December 31, 2016.  Notes with a variable interest rate are based on three-month LIBOR plus a spread determined at the time of the advance and may have a maturity of no later than the final maturity date of December 31, 2016. The $1,000 million available under the May 2009 Farmer Mac Agreement remained unadvanced at May 31, 2009.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of these agreements with Farmer Mac require us to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure notes payable to Farmer Mac.  These agreements also require us to purchase Farmer Mac preferred stock.  See Note 3, Investments, for additional information about these investments.

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

	2009		2008
	Amounts	Effective	Amounts	Effective
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
6.75% due 2043 (1)	$125,000	7.00%	$125,000	7.00%
6.10% due 2044 (2)	88,201	6.33	88,201	6.33
5.95% due 2045 (3)	98,239	6.14	98,239	6.14
Total	$311,440	6.54	$311,440	6.54
(1) Callable by National Rural at par starting on February 15, 2008.
(2) Callable by National Rural at par starting on February 1, 2009.
(3) Callable by National Rural at par starting on February 15, 2010.

(8)         Derivative Financial Instruments

Generally, our derivative instruments do not qualify for hedge accounting.  The majority of our interest rate exchange agreements use a 30-day composite commercial paper index as either the pay or receive leg.  The 30-day composite commercial paper index is the best match for the commercial paper that is the underlying debt used as the cost basis in setting our variable interest rates for our borrowers.  However, the correlation between movement in the 30-day composite commercial paper index and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting.  Our commercial paper rates are not indexed to the 30-day composite commercial paper index and we do not solely issue our commercial paper with maturities of 30 days.  As of and for the years ended May 31, 2009 and 2008, we did not apply hedge accounting for any of our derivative instruments.

The following table shows the types and notional amounts of our derivative financial instruments at May 31:

	Notional Amounts Outstanding
(dollar amounts in thousands)	2009	2008
Pay fixed-receive variable	$6,506,603	$7,659,973
Pay variable-receive fixed	5,323,239	5,256,440
Total interest rate swaps	$11,829,842	$12,916,413

Interest Rate Swaps
Income and losses recorded for our interest rate swaps are summarized below for the year ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Statement of operations:
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$112,989	$27,033	$77,342
Derivative forward value	(160,017)	(98,743)	(83,322)
Total loss on interest rate swaps	$(47,028)	$(71,710)	$(5,980)

Comprehensive income:
Amortization of transition adjustment	$(712)	$(3,377)	$(1,004)
Total comprehensive loss	$(712)	$(3,377)	$(1,004)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash settlements includes periodic amounts that were paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date.

During the year ended May 31, 2009, we terminated certain receive fixed, pay variable interest rate swaps with notional amounts totaling $583 million that resulted in a payment to us of $97 million recorded in the statement of operations as derivative cash settlements.  Of the $583 million notional amount of derivative contracts terminated, we initiated the termination on $495 million, while the counterparty initiated the request to terminate $88 million (these swaps were terminated at par resulting in no cash payments or receipts).  As a result of these terminations, we recorded a charge to the derivative forward value line for the year ended May 31, 2009 to reduce the derivative asset by $97 million. The income recorded in cash settlements for the payments received and the charge to derivative forward value are offsetting, and therefore there was no effect on reported net income as a result of these transactions.  Terminating these swaps had the benefit of reducing our counterparty risk exposure to two out of the three counterparties to these instruments.  The economic effect of terminating these transactions was to accelerate into the current period the benefit we would have realized in future periods in the form of lower debt costs.

Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty (with an LBHI guarantee) to seven of our interest rate swaps.  As a result of the bankruptcy filing of LBHI, we terminated the interest rate swaps with LBSF on September 26, 2008.  The payment due to us from LBSF totaling $26 million was recorded in derivative cash settlements representing the termination net settlement amount on that day, in accordance with the terms of the contract.  On October 3, 2008, LBSF filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  We have a claim of $26 million against LBHI and LBSF.  We used market data that indicated values for LBHI bonds of 10 cents and 15 cents on the dollar as a proxy for the potential recovery from both LBHI and LBSF.  As a result, the receivable has been reduced to $7 million at May 31, 2009.  The amount recorded as a receivable does not reduce or limit our claim of $26 million against LBHI and LBSF.  The ultimate recovery will depend on the ability of LBHI and LBSF to maximize the value of assets through sale or assignment or the price that we can obtain through the sale of our claim.

During the year ended May 31, 2008, cash settlements included a payment of $8 million paid to counterparties representing the fair value of interest rate exchange agreements we terminated.  These agreements were terminated due to the prepayment of RTFC loans during the year ended May 31, 2008, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements.  A make-whole payment of $8 million was paid to us for the cost of unwinding these swaps, which was recorded in interest income for the year ended May 31, 2008.

During the year ended May 31, 2007, we terminated two $500 million pay variable and receive fixed interest rate exchange agreements before the maturity dates.  The early termination resulted in us receiving a payment of $31 million, the fair value of the agreements on that date.  At termination, we also recorded a charge to the derivative fair value line to reduce the derivative asset by $31 million, the fair value of the agreements on that date.  The payment received and the reduction to the recorded derivative asset are offsetting, therefore there was no impact to reported net income as a result of this transaction.

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date we implemented the accounting guidance for derivative financial instruments.  Approximately $2 million of the amortization of the transition adjustment for the year ended May 31, 2008 related to the early termination of two swaps which were in place on June 1, 2001.  The unamortized amount for these swaps was amortized when the swaps were terminated.  The transition adjustment will be amortized into earnings over the remaining life of the related derivative instruments.  Approximately $0.6 million of the transition adjustment is expected to be amortized to income over the next 12 months and will continue through April 2029.

We classified cash activity associated with interest rate swaps as an operating activity in the consolidated statements of cash flows.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cross Currency Interest Rate Swaps
There were no cross currency or cross currency interest rate exchange agreements outstanding at May 31, 2009, 2008 and 2007.  Income and losses recorded for our cross currency interest rate swaps are summarized below for the year ended May 31, 2007:

(dollar amounts in thousands)	2007
Statement of operations:
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$9,100
Derivative forward value	4,041
Total gain on cross currency interest rate swaps	$13,141

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.

	Notional	Required Company	Amount Company	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Rating Level:
Mutual rating trigger if ratings fall to
Baa1/BBB+ and below (1)	$6,917,396	$(141,453)	$21,194	$(120,259)
Counterparty may terminate if ratings
fall below Baa1/BBB+ (2)	938,064	(5,503)	-	(5,503)
Total	$7,855,460	$(146,956)	$21,194	$(125,762)

(1) Stated ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.
(2) Stated ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  The rating trigger provisions on the interest rate swaps with one counterparty allow the counterparty to terminate the agreements based on our credit rating, but we do not have the right to terminate based on the counterparty’s credit rating.

In addition to the rating triggers listed above, at May 31, 2009, we had a total notional amount of $815 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2009 was $163 million.

(9)         Members' Subordinated Certificates

Membership Subordinated Certificates
National Rural's members may be required to purchase membership subordinated certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members may purchase the certificates over time as a percentage of the amount they borrow from National Rural.  RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.  National Rural membership certificates typically have an original maturity of 100 years and pay interest at five percent semi-annually.  The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2009 and 2008 was 67 years and 68 years, respectively.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans, or guarantees were generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members' debt to equity ratio with National Rural.  These certificates are our unsecured, subordinated debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certificates purchased in conjunction with long-term loans were generally non-interest bearing.  National Rural’s policy regarding the purchase of loan subordinated certificates required members with a debt to equity ratio with National Rural in excess of the limit in the policy to purchase a non-amortizing/non-interest bearing subordinated certificate in the amount of two percent of the loan amount for distribution systems and seven percent of the loan amount for power supply systems.  National Rural associates and RTFC members are required to purchase loan subordinated certificates in an amount equal to 10 percent of each long-term loan advance.  For non-standard credit facilities, the borrower may be required to purchase interest bearing certificates in amounts determined appropriate by National Rural based on the circumstances of the transaction.  Loan and guarantee subordinated certificates have the same maturity as the related long-term loan.  Some certificates may amortize annually based on the outstanding loan balance.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with National Rural’s guarantee program vary in accordance with applicable National Rural policy.  Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with National Rural’s guarantee of long-term tax-exempt bonds (see Note 13, Guarantees).  National Rural pledges proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued.  These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Effective June 1, 2009, National Rural changed its equity policies, including equity certificate requirements and patronage capital rotation.  Most members requesting standard loans will not be required to buy equity certificates as a condition of a loan or guarantee.  Borrowers meeting certain criteria, including but not limited to, high leverage ratios or with loan portfolios significantly higher than the norm, or members requesting large facilities, may be required to purchase member capital securities or other equity certificates as a condition of the loan.  Non-members that wish to borrow from National Rural may be required to buy member capital securities or other equity certificates as a percentage of any long-term loan facility.

Member Capital Securities
During the 2009 fiscal year, National Rural began offering member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of National Rural and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but rank proportionally to our member subordinated certificates.  Each member capital security matures 35 years from its date of issuance.  These securities represent voluntary investments in National Rural by the members.

Information with respect to members' subordinated certificates at May 31 is as follows:

	2009		2008
		Weighted-		Weighted-
	Amounts	Average	Amounts	Average
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	897		898

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,988		$628,471
Subscribed and unissued (1)	13,972		20,994
Total membership subordinated certificates	642,960	4.90%	649,465	4.88%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	111,095		111,095
3% to 12% certificates maturing through 2042	314,456		239,079
Non-interest bearing certificates maturing through 2044	352,581		362,085
Subscribed and unissued (1)	40,867		45,055
Total loan and guarantee subordinated certificates	818,999	2.52	757,314	2.24
Member capital securities:
7.50% securities maturing through 2044	278,095	7.50	-	-
Total members' subordinated certificates	$1,740,054	4.20	$1,406,779	3.46
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)          Minority Interest

At May 31, 2009 and 2008, we reported minority interests of $10 million and $14 million, respectively, on the consolidated balance sheets.  Minority interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

During the year ended May 31, 2009, NCSC’s net loss of $9 million exceeded its equity balance by $6 million, which eliminated the minority interest equity in NCSC.  Based on accounting guidance governing consolidation, National Rural is required to absorb the $6 million NCSC excess loss.  NCSC’s losses during the year ended May 31, 2009 were primarily due to its $12 million derivative forward value losses.  NCSC’s equity balance included in minority interest on the consolidated balance sheets was $2.9 million at May 31, 2008.

(11)          Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  After the end of the fiscal year, National Rural’s board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the cooperative educational fund and the members' capital reserve.  National Rural allocates a small portion, less than one percent, of net earnings annually to the cooperative educational fund.  The allocation to the cooperative educational fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for the other cooperative education programs.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.

National Rural’s board of directors authorized the retirement of $85 million of allocated net earnings in July 2008, representing 70 percent of the allocated net earnings for fiscal year 2008 and one-ninth of the allocated net earnings for fiscal years 1991, 1992 and 1993.  This amount was paid to members in cash in October 2008. The remaining 30 percent of the fiscal year 2008 allocated net earnings will be retained by National Rural and used to fund operations for 25 years and then may be retired under the new policy described below.  The retirement of allocated net earnings for fiscal years 1991, 1992 and 1993 was done as part of the transition to the retirement cycle adopted in 1994 and in effect through fiscal year 2009.

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by National Rural’s board of directors, is to continue strengthening National Rural’s equity position.  Under the new guidelines, National Rural will retire 50 percent of prior year’s margins and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by National Rural’s board of directors.

In July 2009, National Rural’s board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount will be returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings will be made annually as determined by National Rural’s board of directors with due regard for National Rural’s financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity included the following components at May 31:

(dollar amounts in thousands)	2009	2008
Membership fees	$990	$993
Education fund	1,592	1,484
Members' capital reserve	187,098	187,409
Allocated net income	420,834	423,249
Unallocated net loss (1)	(6,198)	(53)
Total members' equity	604,316	613,082
Prior years cumulative derivative forward
value and foreign currency adjustments	44,056	131,551
Year-to-date derivative forward value loss (2)	(147,549)	(87,495)
Total retained equity	500,823	657,138
Accumulated other comprehensive income	8,115	8,827
Total equity	$508,938	$665,965
(1) Excludes derivative forward value.  Unallocated net loss at May 31, 2009 includes National Rural’s obligation to absorb NCSC losses in excess of their equity balance totaling $6 million.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

(12)         Employee Benefits

National Rural is a participant in the National Rural Electric Cooperative Association ("NRECA") Retirement Security Plan.  This plan is available to all qualified National Rural employees.  Under the plan, participating employees are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.90 percent of the average of their five highest base salaries during their last ten years of employment, multiplied by the number of years of participation in the plan.  National Rural contributed $4.3 million, $3.8 million and $3.3 million to the Retirement Security Plan during fiscal years 2009, 2008 and 2007, respectively.  Funding requirements that are billed are charged to general and administrative expenses on a monthly basis.  This is a multiple employer plan, available to all member cooperatives of NRECA, and therefore the projected benefit obligation and plan assets are not determined or allocated separately by individual employer.

The Economic Growth and Tax Relief Act of 2001 set a limit of $245,000 for calendar year 2009 on the compensation to be used in the calculation of pension benefits.  To restore potential lost benefits, National Rural has adopted a Pension Restoration Plan which is a component of the Retirement Security Plan administered by NRECA.  Under the plan, the amount that NRECA invoices National Rural for the Retirement Security Plan will continue to be based on the full compensation paid to each employee.  Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder.  NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and National Rural will pay the difference.  NRECA will then give National Rural a credit against future retirement and security contribution liabilities in the amount paid by National Rural to the covered employee.

National Rural has paid such additional benefits to the covered employees through two components of the Pension Restoration Plan, a Severance Pay Plan and a Deferred Compensation Plan.  Under the Severance Pay Plan, the employee was paid an amount equal to the lost pension benefits but not exceeding twice the employee's annual compensation for the prior year.  The benefit was paid within 24 months of termination of employment.  To the extent that the Severance Pay Plan could not pay all of the lost pension benefits, the remainder was paid under a Deferred Compensation Plan in a lump sum or in installments of up to 60 months.

Prior to January 1, 2005, there were two components of the Pension Restoration Plan – a deferred compensation component (Deferred Compensation Pension Restoration Plan) and a severance pay component (Pension Restoration Severance Plan).  The Pension Restoration Severance Plan was frozen, effective December 31, 2004.  The funds accrued by each named executive in the Pension Restoration Severance Plan prior to December 31, 2004 were frozen and did not increase in value since that date.  Effective as of May 21, 2009, the Board of Directors of National Rural approved the termination of the Pension Restoration Severance Plan.  All benefits accrued under the Pension Restoration Severance Plan prior to the effective date of the termination were paid to each participant in a single lump sum in May 2009.  National Rural will be credited an amount equal to the benefits paid out to participants on future pension plan invoices from NRECA.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Deferred Compensation Pension Restoration Plan remains in place.  The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component.  However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan.  Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually and credited back to National Rural by NRECA on following pension invoices.

As of December 31, 2008, the NRECA Retirement Security Plan was funded at 63 percent, as compared to 101 percent on December 31, 2007.  At May 31, 2009, National Rural was current with regard to its obligations to NRECA, the plan provider.

National Rural offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment.  National Rural contributes an amount up to three percent of an employee's salary each year for all employees participating in the program with a minimum two percent employee contribution.  During the years ended May 31, 2009, 2008 and 2007, National Rural contributed $0.6 million, $0.6 million and $0.5 million, respectively, each year under the program.

(13)         Guarantees

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as we perform under our guarantee.  We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments.

The following table summarizes total guarantees by type and segment at May 31:

(dollar amounts in thousands)	2009	2008
Total by type:
Long-term tax-exempt bonds (1)	$644,540	$498,495
Indemnifications of tax benefit transfers (2)	81,574	94,821
Letters of credit (3)	450,659	343,424
Other guarantees (4)	98,682	100,400
Total	$1,275,455	$1,037,140

Total by segment:
National Rural:
Distribution	$264,084	$184,459
Power supply	945,624	786,455
Statewide and associate	23,625	22,785
National Rural total	1,233,333	993,699
RTFC	500	260
NCSC	41,622	43,181
Total	$1,275,455	$1,037,140
(1) The maturities for this type of guarantee run through 2042.  Amounts in the table represent the outstanding principal amount of the guaranteed bonds.  At May 31, 2009, our maximum potential exposure for the $1.6 million of fixed-rate tax-exempt bonds is $1.8 million, representing principal and interest.  Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision.  This would limit our exposure to future interest payments on these bonds.  Our maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  However, if the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse us for any guarantee payments will be treated as a long-term loan.
(2) The maturities for this type of guarantee run through 2015.  The amounts shown represent our maximum potential exposure for guaranteed indemnity payments.  A member's obligation to reimburse National Rural for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction.  This amount is secured by a mortgage lien on substantially all of the system's assets and future revenues.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.
(3) The maturities for this type of guarantee run through 2024.  Additionally, letters of credit totaling $5 million at May 31, 2009 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The amounts shown represent National Rural’s maximum potential exposure, of which $202 million is secured at May 31, 2009.  When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $17 million of letters of credit would be reduced to $5 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested with us. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $440 million in letters of credit to third parties for the benefit of our members at May 31, 2009.  At May 31, 2008, this amount was $415 million.
(4) The maturities for this type of guarantee run through 2015.  The amounts shown represent our maximum potential exposure, which is unsecured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At May 31, 2009 and 2008, we had a total of $347 million and $236 million of guarantees, representing 27 percent and 23 percent of total guarantees, respectively, under which our right of recovery from our members was not secured.

Long-term Tax-Exempt Bonds
We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above.  we unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest, and in most cases, premium, if any, on each bond when due.  We have debt service reserve funds in the amount of $47 million and $55 million at May 31, 2009 and 2008, respectively, on deposit with the bond trustee that can only be used to cover any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, we are obligated to pay any required amounts under our guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table above, $643 million and $330 million as of May 31, 2009 and 2008, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.  During the year ended May 31, 2009, we were required to purchase a total of $72 million of tax-exempt bonds pursuant to our obligation as liquidity provider, all of which had been redeemed or repurchased by third-party investors at May 31, 2009.  See Note 3, Investments, for additional information on these transactions.

During the year ended May 31, 2009, the $155 million of auction rate bonds we guaranteed were converted to semi-annual mode.  We became the liquidity provider for those bonds.  We also entered into new agreements as the guarantor and liquidity provider for $176 million of tax-exempt bonds that reprice semi-annually.

National Rural's maximum potential exposure includes guaranteed principal and interest related to its tax-exempt bonds. National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the adjustable and floating-rate bonds.  See footnote (1) to the table above for further information about this type of guarantee.

Guarantee Liability
At May 31, 2009 and 2008, we recorded a guarantee liability of $30 million and $15 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at May 31, 2009 and 2008 was $12 million and $10 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure.  The remaining balance of the total guarantee liability of $18 million and $5 million at May 31, 2009 and 2008, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below for the years ended May 31:

(dollar amounts in thousands)	2009	2008	2007
Beginning balance	$15,034	$18,929	$16,750
Net change in non-contingent liability	13,023	(791)	3,879
Provision for (recovery of) contingent guarantee losses	1,615	(3,104)	(1,700)
Ending balance	$29,672	$15,034	$18,929

Liability as a percentage of total guarantees	2.33%	1.45%	1.76%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the scheduled reductions of our outstanding guarantees in each of the fiscal years following May 31, 2009:

(dollar amounts in thousands)	Amount
2010	$326,570
2011	214,291
2012	81,035
2013	120,596
2014	51,089
Thereafter	481,874
Total	$1,275,455

(14)         Fair Value Measurement

Effective June 1, 2008, we adopted new accounting guidance related to the determination of fair value.

Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The new fair value guidance, among other things, requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The new guidance establishes the following fair value hierarchy:
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

Our only assets and liabilities measured at fair value on a recurring or nonrecurring basis at May 31, 2009 and 2008 are derivative instruments, foreclosed assets, and collateral-dependent non-performing loans.  When a valuation includes inputs from multiple sources at various levels in the fair value hierarchy, we classify the valuation category at the lowest level for which the input has a significant effect on the overall valuation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheets as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of interest rate swap derivative instruments we use, we obtain market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis.  The market quotes are based on the expected future cash flow and estimated yield curves.

We perform analysis to validate the market quotes obtained from our swap counterparties.  We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.  We only enter into exchange agreements with counterparties that participate in our revolving credit agreements.  All of our exchange agreements are subject to master netting agreements.

Our valuation techniques for interest rate swap derivatives are based upon observable inputs, which reflect market data.  Fair value for our interest rate swap derivative instruments are classified as a Level 2 valuation.

We record the change in the fair value of our derivatives for each reporting period in the derivative forward value line on the consolidated statements of operations as currently none of our derivatives qualify for hedge accounting.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31, 2009:

(dollar amounts in thousands)	Level 1	Level 2	Level 3
Derivative assets	$-	$381,356	$-
Derivative liabilities	-	493,002	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

Our foreclosed assets do not meet the criteria to be classified as held for sale at May 31, 2009, and therefore are required to be carried at cost. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at May 31, 2009 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at May 31, 2009 and the total losses for the year ended May 31, 2009.

(dollar amounts in thousands)	Level 3 Fair Value	Total losses for the year ended May 31, 2009
Foreclosed assets, net	$48,721	$(8,014)
Non-performing loans, net of specific reserves	173,880	(129,480)

(15)         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is based on the applicable accounting guidance.  See Note 14, Fair Value Measurement, for more details about how fair value is determined for assets and liabilities measured at fair value on a recurring or nonrecurring basis. Due to the adoption of new guidance regarding the determination of fair value, we amended the techniques used in measuring the fair value of some financial instruments.  We consider relevant and observable prices in the appropriate principal market in our valuations where possible.  The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or to the lack of an established market.

The estimated market values have not been updated since May 31, 2009; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we have held and intend to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at May 31, 2009 and 2008.

Cash and Cash Equivalents
Includes cash and certificates of deposit with original maturities of less than 90 days.  Cash and cash equivalents are valued at the carrying value which approximates fair value.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value which approximates fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans to Members
As part of receiving a loan from us, our members have additional requirements and rights that are not typical of other financial institutions, such as the right to receive a patronage capital allocation, the requirement to purchase subordinated certificates, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time and certain discounts that are specific to the borrower’s activity with us.  These features make it difficult to find market data for similar loans.  Therefore, we must use other methods to estimate the fair value.  Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by us to new borrowers for the same remaining maturities.  Because our borrowers must reprice their loans at various times throughout the life of the loan at the then current market rate, for purposes of determining fair value, we use the next repricing date as the maturity date for the remaining balance of the loan.  The fair value at May 31, 2008 does not incorporate repricings into the loan maturity schedule.  Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities.  See Note 14, Fair Value Measurement, for more details about how we calculate the fair value of certain non-performing loans.  Credit risk for the remainder of the loan portfolio is estimated based on the associated reserve in our allowance for loan losses.  Variable-rate loans are valued at cost, which approximates fair value since we can reset rates every 15 days.

Investments in Preferred Stock
The fair value of our investments in Series B-1 preferred stock is estimated at par based upon dealer quotes.  The Series C preferred stock is estimated at par because we continue to enter into new transactions with the issuer at the same terms and the stock is callable at par.  Both of these securities do not meet the definition of a marketable security.

Debt Service Reserve Funds
We consider the carrying value of debt service reserve funds to be equal to fair value.  Debt service reserve funds represent cash on deposit with the bond trustee for pollution control bonds that we guarantee and therefore, carrying value is considered to be equal to fair value.

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

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable.  We issue all collateral trust bonds and some medium-term notes in underwritten public transactions.  There is not active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value.  There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten, therefore fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.  The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt.  Therefore, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on cash flows discounted at current rates for similar instruments supplied by underwriters or by the original issuer.  Secondary trading for our debt instruments used in the determination of fair value at May 31, 2009 and 2008 incorporate our credit risk.

Long-term debt with a variable interest rate is valued based on quotes from the secondary trading market if the debt is underwritten.  For transactions that are not underwritten and there is no secondary market, variable-rate long-term debt is valued at carrying value, which approximates fair value since rates may be adjusted every 30 days to 90 days.

Subordinated Deferrable Debt
Our subordinated deferrable debt is traded on the New York Stock Exchange, therefore daily market quotes are available.  The fair value for May 31, 2009 is based on the closing market quotes from the last day of the reporting period.  At May 31, 2008, we based the fair value estimate on tender offer prices supplied by the underwriters of the securities as there is typically limited trading volume.  The use of the tender offer prices results in a slightly different valuation than the use of the market quotes from the New York Stock Exchange.

Members' Subordinated Certificates
Members’ subordinated certificates include membership subordinated certificates issued to our members as a condition of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

membership, loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and member capital securities issued as voluntary investments by our members.  All members’ subordinated certificates are non-transferable other than among members.  As there is no ready market from which to obtain fair value quotes, it is impracticable to estimate fair value and members’ subordinated certificates are valued at par.  The fair value of members’ subordinated certificates at May 31, 2008 are also included in the table below at par.

Derivative Instruments
See Note 14, Fair Value Measurement, for details about how we calculate the fair value of derivative instruments.

Commitments
The fair value is estimated as the carrying value, or zero.  Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees
The fair value of our guarantee liability at May 31, 2009 is based on the fair value of our contingent and non-contingent exposure related to our guarantees.  The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management's estimate of the fair value of our obligation to stand ready to perform.  At May 31, 2008, the fair value of the our guarantees shown is based on the amount recorded as a guarantee liability which represented our contingent and non-contingent exposure related to guarantees without the adjustment to discount future cash flows at the current short-term funding rate.

Carrying and fair values as of May 31, 2009 and 2008 are presented as follows:
	2009		2008
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$504,999	$504,999	$177,809	$177,809
Restricted cash	8,207	8,207	14,460	14,460
Investments in preferred stock	47,000	47,000	-	-
Loans to members, net	19,569,349	18,766,573	18,514,134	17,659,808
Debt service reserve funds	46,662	46,662	54,993	54,993
Interest rate exchange agreements	381,356	381,356	220,514	220,514

Liabilities:
Short-term debt	4,867,864	4,885,919	6,327,453	6,334,426
Long-term debt	12,720,055	13,160,498	10,173,587	10,548,133
Guarantee liability (1)	29,672	33,181	15,034	15,034
Interest rate exchange agreements	493,002	493,002	171,390	171,390
Subordinated deferrable debt	311,440	274,759	311,440	291,551
Members subordinate certificates	1,740,0544	1,740,054	1,406,779	1,406,779

Off-balance sheet instruments:
Commitments	-	-	-	-
(1) The carrying value represents our exposure related to guarantees and therefore will not equal total guarantees shown in Note 13.

(16)           Restructured/Non-performing Loans and Contingencies

The following loans outstanding were classified as non-performing and restructured at May 31:

(dollar amounts in thousands)	2009	2008
Non-performing loans	$523,758	$506,864
Restructured loans	537,587	577,111
Total	$1,061,345	$1,083,975

(a) At May 31, 2009 and 2008, all loans classified as non-performing were on non-accrual status with respect to the recognition of interest income.  At May 31, 2009 and 2008, $491 million and $519 million, respectively, of restructured loans were on non-accrual status.  A total of $4 million of interest income was accrued on restructured loans during the year ended May 31, 2009 and 2008.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

	Reduction to interest income
(dollar amounts in thousands)	2009	2008	2007
Non-performing loans	$29,817	$33,492	$41,448
Restructured loans	26,421	33,400	39,177
Total	$56,238	$66,892	$80,625

(b) We classified $1,056 million and $1,078 million of loans as impaired at May 31, 2009 and 2008, respectively.  We reserved $414 million and $331 million of the loan loss allowance for these impaired loans at May 31, 2009 and 2008, respectively.  The amount included in the loan loss allowance for these loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  We accrued a total of $3 million of interest income on impaired loans for each of the years ended May 31, 2009, 2008 and 2007, respectively.  The average recorded investment in impaired loans for the year ended May 31, 2009 and 2008 was $1,046 million and $1,083 million, respectively.

We update impairment calculations on a quarterly basis.  Since a borrower's original contract interest rate may include a variable-rate component, calculated impairment could vary with changes to our variable rate, independent of a borrower's underlying financial performance or condition.  In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions.  Changes to assumptions include, but are not limited to the following:
• court rulings,
• changes to collateral values, and
• changes to expected future cash flows both as to timing and amount.

(c) At May 31, 2009 and 2008, National Rural had a total of $491 million and $519 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both May 31, 2009 and 2008.  Total loans to CoServ at May 31, 2009 and 2008 represented 2.4 percent and 2.7 percent, respectively, of our total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, National Rural restructured its loans to CoServ.  CoServ is scheduled to make quarterly payments to National Rural through December 2037.  As part of the restructuring, National Rural may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under this facility, advances are limited to $46 million per year.  As of the date of this filing, there is $184 million available under this loan facility.  When CoServ requests capital expenditure loans from National Rural, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to National Rural.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true up on or after December 13, 2008.  To date, National Rural has not received notice from CoServ that it intends to prepay the loan.  CoServ and National Rural have no claims related to any of the legal actions asserted before or during the bankruptcy proceedings.  National Rural’s legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on our analysis, we believe that we are adequately reserved for our exposure to CoServ at May 31, 2009.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At May 31, 2009 and 2008, RTFC had $524 million and $492 million in loans outstanding to ICC, respectively.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

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

In February 2006, involuntary bankruptcy petitions were filed against Prosser, Emcom and ICC-LLC; and in April 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and National Rural, thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against National Rural and certain of its officers and directors and other parties in various proceedings and forums.  National Rural therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

ICC-LLC, Emcom and Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee has been appointed for the ICC-LLC and Emcom estates; and a Chapter 7 trustee was appointed in Prosser’s individual case.  Prosser’s Chapter 7 trustee is in the process of marshaling Prosser’s non-exempt assets for disposition and eventual payment in respect of creditor claims.

On September 21, 2007, the Bankruptcy Court entered an order placing ICC in its own bankruptcy proceeding, and on October 3, 2007 appointed a trustee.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries, and has begun to marshal RTFC collateral and other assets, including property in Prosser’s possession or control, for disposition and eventual payment of RTFC’s claims and the claims of other parties-in-interest.  Certain assets have been sold, including certain foreign companies, aircraft, and real estate.

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the U.S. Virgin Islands, the British Virgin Islands and St. Martin (the “Group 1 Assets”); Group 2 consisting of ICC assets and stock in ICC subsidiaries operating in France and certain of its Caribbean territories and the Netherland Antilles (the “Group 2 Assets”); and Group 3 consisting of the newspaper and media operations of ICC (the “Group 3 Assets”).  The Group 2 Assets and Group 3 Assets were sold in December 2008 and May 2008, respectively, and in each case, the distribution of proceeds was approved by the Court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC.  RTFC has begun the process of obtaining the applicable regulatory approvals.

In April 2009, RTFC acquired $85 million of Vitelco preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

Based on our analysis, we believe that we are adequately reserved for our exposure to ICC at May 31, 2009.

(e) At May 31, 2009 and 2008, National Rural had a total of $42 million and $52 million, respectively, in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"), an electric distribution cooperative located in Greenville, Alabama.  Pioneer was current with respect to all debt service payments at May 31, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on our analysis, we believe that we are adequately reserved for our exposure to Pioneer at May 31, 2009.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(17)         Segment Information

Our consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the years ended May 31, 2009, 2008 and 2007 reflect the operating results of each of the three companies as a separate segment.

National Rural is the sole lender to RTFC and the primary source of funding for NCSC.  NCSC also obtains funding from third parties with a National Rural guarantee.  Therefore, National Rural takes all of the risk related to the funding of the loans to RTFC and NCSC, and in return, National Rural earns net interest income on the loans to RTFC and NCSC.

Pursuant to guarantee agreements, National Rural has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program.  Therefore, National Rural maintains the majority of the total consolidated loan loss allowance.  A small loan loss allowance is maintained by NCSC to cover its consumer loan exposure.

The following table contains consolidated statements of operations for the years ended May 31, 2009, 2008 and 2007 and consolidated balance sheets as of May 31, 2009, 2008 and 2007 by segment.

	For the year ended May 31, 2009
(dollar amounts in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$965,609	$76,138	$29,017	$1,070,764
Interest expense	(841,729)	(71,514)	(21,778)	(935,021)
Net interest income	123,880	4,624	7,239	135,743

(Provision of) recovery of loan losses	(113,764)	-	65	(113,699)
Net interest income after recovery of loan losses	10,116	4,624	7,304	22,044

Non-interest income:
Fee and other income	11,662	209	1,292	13,163
Derivative cash settlements	118,566	-	(5,577)	112,989
Results of operations of foreclosed assets	3,774	-	-	3,774
Total non-interest income	134,002	209	(4,285)	129,926

Non-interest expense:
General and administrative expenses	(50,267)	(5,923)	(4,652)	(60,842)
Recovery of guarantee liability	(1,615)	-	-	(1,615)
Market adjustment on foreclosed assets	(8,014)	-	-	(8,014)
Derivative forward value	(147,549)	-	(12,468)	(160,017)
Other	(221)	-	(132)	(353)
Total non-interest expense	(207,666)	(5,923)	(17,252)	(230,841)

Loss prior to income taxes and minority interest	(63,548)	(1,090)	(14,233)	(78,871)
Income tax (expense) benefit	(185)	(39)	5,325	5,101
Loss per segment reporting	$(63,733)	$(1,129)	$(8,908)	$(73,770)

Reconciliation of net income:
Net loss per segment reporting				$(73,770)
Minority interest, net of income taxes				3,900
Net loss per consolidated statement of operations				$(69,870)

Assets:
Total loans	$18,091,333	$1,680,154	$416,720	$20,188,207
Deferred origination fees	4,102	-	-	4,102
Less: Allowance for loan losses	(622,851)	-	(109)	(622,960)
Loans to members, net	17,472,584	1,680,154	416,611	19,569,349
Other assets	1,221,881	172,410	19,065	1,413,356
Total assets	$18,694,465	$1,852,564	$435,676	$20,982,705

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended May 31, 2008
(dollar amounts in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$929,379	$88,865	$33,149	$1,051,393
Interest expense	(820,572)	(83,767)	(26,929)	(931,268)
Net interest income	108,807	5,098	6,220	120,125

Recovery of loan losses	30,097	-	165	30,262
Net interest income after recovery of loan losses	138,904	5,098	6,385	150,387

Non-interest income:
Fee and other income	18,005	207	1,396	19,608
Derivative cash settlements	28,416	-	(1,383)	27,033
Results of operations of foreclosed assets	7,528	-	-	7,528
Total non-interest income	53,949	207	13	54,169

Non-interest expense:
General and administrative expenses	(50,976)	(5,366)	(4,127)	(60,469)
Recovery of guarantee liability	3,104	-	-	3,104
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Derivative forward value	(87,496)	-	(11,247)	(98,743)
Foreign currency adjustments	-	-	-	-
Loss on sale of loans	(676)	-	-	(676)
Loss on early extinguishment of debt	(5,509)	-	-	(5,509)
Other	285	-	(397)	(112)
Total non-interest expense	(147,108)	(5,366)	(15,771)	(168,245)

Income (loss) prior to income taxes and minority interest	45,745	(61)	(9,373)	36,311
Income tax (expense) benefit	-	(231)	3,566	3,335
Income (loss) per segment reporting	$45,745	$(292)	$(5,807)	$39,646

Reconciliation of net income:
Net income per segment reporting				$39,646
Minority interest, net of income taxes				6,099
Net income per consolidated statement of operations				$45,745

Assets:
Total loans outstanding	$16,886,407	$1,726,514	$414,074	$19,026,995
Deferred origination fees	2,045	-	-	2,045
Less: Allowance for loan losses	(514,626)	-	(280)	(514,906)
Loans to members, net	16,373,826	1,726,514	413,794	18,514,134
Other assets	639,115	182,388	43,744	865,247
Total assets	$17,012,941	$1,908,902	$457,538	$19,379,381

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended May 31, 2007
(dollar amounts in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$903,783	$105,427	$30,440	$1,039,650
Interest expense	(865,664)	(99,224)	(26,866)	(991,754)
Net interest income	38,119	6,203	3,574	47,896

Recovery of loan losses	5,499	-	1,423	6,922
Net interest income after recovery of loan losses	43,618	6,203	4,997	54,818

Non-interest income:
Fee and other income	14,017	187	1,902	16,106
Derivative cash settlements	86,040	-	402	86,442
Results of operations of foreclosed assets	9,758	-	-	9,758
Total non-interest income	109,815	187	2,304	112,306

Non-interest expense:
General and administrative expenses	(43,029)	(5,373)	(3,487)	(51,889)
Recovery of guarantee liability	1,700	-	-	1,700
Derivative forward value	(79,744)	-	463	(79,281)
Foreign currency adjustments	(14,554)	-	-	(14,554)
Loss on sale of loans	(1,584)	-	-	(1,584)
Loss on early extinguishment of debt	(4,806)	-	-	(4,806)
Other	285		(454)	(169)
Total non-interest expense	(141,732)	(5,373)	(3,478)	(150,583)

Income prior to income taxes and minority interest	11,701	1,017	3,823	16,541
Income tax expense	-	(945)	(1,451)	(2,396)
Income per segment reporting	$11,701	$72	$2,372	$14,145

Reconciliation of net income:
Net income per segment reporting				$14,145
Minority interest, net of income taxes				(2,444)
Net income per consolidated statement of operations				$11,701

Assets:
Total loans	$15,805,290	$1,860,379	$462,538	$18,128,207
Deferred origination fees	3,666	-	-	3,666
Less: Allowance for loan losses	(561,113)	-	(550)	(561,663)
Loans to members, net	15,247,843	1,860,379	461,988	17,570,210
Other assets	764,528	189,716	50,727	1,004,971
Total assets	$16,012,371	$2,050,095	$512,715	$18,575,181

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(18)         Selected Quarterly Financial Data (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2009 and 2008 are as follows:

	Fiscal Year 2009
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$263,117	$266,746	$268,453	$272,448	$1,070,764
Interest expense	(220,149)	(234,187)	(239,744)	(240,941)	(935,021)
Net interest income	42,968	32,559	28,709	31,507	135,743
(Provision for) recovery of loan losses	(10,681)	(126,311)	10,415	12,878	(113,699)
Net interest income after (provision for) recovery of loan losses (1)	32,287	(93,752)	39,124	44,385	22,044
Non-interest income:
Derivative cash settlements (2)	431	12,503	104,012	(3,957)	112,989
Other non-interest income	4,828	3,948	4,001	4,160	16,937
Total non-interest income	5,259	16,451	108,013	203	129,926
Non-interest expense:
Derivative forward value	(11,028)	(139,383)	(53,046)	43,440	(160,017)
Other non-interest expense	(14,048)	(21,071)	(18,828)	(16,877)	(70,824)
Total non-interest expense	(25,076)	(160,454)	(71,874)	26,563	(230,841)
Income (loss) prior to income taxes and minority interest	12,470	(237,755)	75,263	71,151	(78,871)
Income tax benefit (expense)	760	6,400	(183)	(1,876)	5,101
Minority interest, net of income taxes	1,241	1,738	159	762	3,900
Net income (loss)	$14,471	$(229,617)	$75,239	$70,037	$(69,870)

(1) Includes $114 million provision for loan losses related to the change in the valuation of ICC assets during the quarter ended November 30, 2008.
(2) Includes $97 million in income related to the termination of interest rate swaps during the quarter ended February 28, 2009.

	Fiscal Year 2008
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$264,192	$261,177	$264,594	$261,430	$1,051,393
Interest expense	(241,688)	(239,900)	(233,347)	(216,333)	(931,268)
Net interest income	22,504	21,277	31,247	45,097	120,125
Recovery of (provision for) loan losses	-	14,301	33,599	(17,638)	30,262
Net interest income after recovery of (provision for) loan losses	22,504	35,578	64,846	27,459	150,387
Non-interest income:
Derivative cash settlements	8,329	11,507	10,463	(3,266)	27,033
Other non-interest income	6,073	4,318	4,750	11,995	27,136
Total non-interest income	14,402	15,825	15,213	8,729	54,169
Non-interest expense:
Derivative forward value	(33,600)	(75,412)	(64,266)	74,535	(98,743)
Other non-interest expense	(17,365)	(13,674)	(20,379)	(18,084)	(69,502)
Total non-interest expense	(50,965)	(89,086)	(84,645)	56,451	(168,245)
(Loss) income prior to income taxes and minority interest	(14,059)	(37,683)	(4,586)	92,639	36,311
Income tax benefit (expense)	1,099	2,912	2,175	(2,851)	3,335
Minority interest, net of income taxes	1,578	4,545	2,088	(2,112)	6,099
Net (loss) income	$(11,382)	$(30,226)	$(323)	$87,676	$45,745

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(19)         Subsequent Events

In June 2009, we issued five-year notes totaling $200 million under the February 2009 Farmer Mac agreements at a blended spread over three-month LIBOR of 124.1 basis points. As a result, we were required to purchase a total of $8 million of Farmer Mac Series C cumulative, non-voting preferred stock with an initial dividend rate of five percent.

In June 2009, we paid off a $200 million term loan borrowed under a credit agreement with a syndicate of banks in January 2009.  The term loan was due to mature on January 21, 2010, but was paid off early without any termination fee.

In July 2009, we amended the December 2008 and February 2009 Farmer Mac note purchase agreements to make them revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than $500 million.

In August 2009, we issued notes totaling $425 million under the May 2009 Farmer Mac agreements.  The notes included a $50 million three-year note at a blended spread over three-month LIBOR of 91 basis points, a $200 million three-year note at a fixed rate of 2.91 percent and a $175 million five-year note at a fixed rate of 4.06 percent. As a result, we were required to purchase a total of $17 million of Farmer Mac Series C cumulative, non-voting preferred stock with an initial dividend rate of five percent.