Form 10-K/A
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2009-08-24
CIK 70502

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends National Rural Utilities Cooperative Finance Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (the “Form 10-K”), as filed with the Securities and Exchange Commission on August 17, 2009, and is being filed solely to amend Item 7 of the Form 10-K to correct a typographical error in the date of the table on page 36 summarizing the Company’s secured debt or debt requiring collateral on deposit, the excess collateral pledged and unencumbered loans.  Specifically, the headings of the columns on such table should be 2009 and 2008 rather than 2008 and 2007, respectively.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have (i) repeated the entire text of Item 7 of the Form 10-K in this Amendment and (ii) included new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment.

Except as described above, no other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

        For convenience, the pages of Item 7 of this amended Form 10-K have been numbered to coincide with the Item 7 of the Form 10-K filed on August 17, 2009.

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

The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2009	2008
Total loans to members	$20,188,207	$19,026,995
Less: Total secured debt or debt requiring
collateral on deposit	(9,390,000)	(8,115,000)
Less: Excess collateral pledged or on deposit	(2,566,723)	(1,241,554)
Unencumbered loans	$8,231,484	$9,670,441

Unencumbered loans as a percentage of total loans	41%	51%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

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

	May 31,
	2009	2008	2007	2006	2005
Leverage ratio	42.71	29.64	26.64	24.80	26.71
Adjusted leverage ratio	7.11	7.50	6.81	6.38	6.50

Debt to equity ratio	40.21	28.08	25.13	23.42	25.20
Adjusted debt to equity ratio	6.63	7.06	6.37	5.97	6.07

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits

31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 24th day of August 2009.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:          /s/  STEVEN L. LILLY
Steven L. Lilly
Chief Financial Officer

.