Form 10-Q
period 2009-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2009-10-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	August 31, 2009	May 31, 2009

Cash and cash equivalents	$526,526	$504,999

Restricted cash	3,273	8,207

Investments in preferred stock	72,000	47,000

Loans to members	20,131,092	20,192,309
Less: Allowance for loan losses	(606,839)	(622,960)
Loans to members, net	19,524,253	19,569,349

Accrued interest and other receivables	236,051	260,428

Fixed assets, net	44,818	43,162

Debt service reserve funds	46,662	46,662

Bond issuance costs, net	48,880	50,414

Foreclosed assets, net	47,558	48,721

Derivative assets	364,200	381,356

Other assets	22,351	22,407

	$20,936,572	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2009	May 31, 2009

Short-term debt	$4,457,701	$4,867,864

Accrued interest payable	313,087	249,601

Long-term debt	12,939,760	12,720,055

Patronage capital retirement payable	41,400	-

Deferred income	20,779	18,962

Guarantee liability	26,536	29,672

Other liabilities	47,560	32,955

Derivative liabilities	486,847	493,002

Subordinated deferrable debt	311,440	311,440

Members' subordinated certificates:
Membership subordinated certificates	642,925	642,960
Loan and guarantee subordinated certificates	817,939	818,999
Member capital securities	337,045	278,095
Total members' subordinated certificates	1,797,909	1,740,054

Commitments and contingencies

National Rural equity:
Retained equity	475,259	500,823
Accumulated other comprehensive income	7,959	8,115
Total National Rural equity	483,218	508,938
Noncontrolling interest	10,335	10,162
Total equity	493,553	519,100

	$20,936,572	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2009 and 2008

	Three months ended
	August 31,
	2009	2008

Interest income	$269,457	$263,117
Interest expense	(242,629)	(220,149)

Net interest income	26,828	42,968

Recovery of (provision for) loan losses	16,171	(10,681)

Net interest income after recovery of (provision for) loan losses	42,999	32,287

Non-interest income:
Fee and other income	3,734	3,582
Derivative cash settlements	(3,494)	431
Results of operations from foreclosed assets	587	1,246

Total non-interest income	827	5,259

Non-interest (expense)/income:
Salaries and employee benefits	(9,918)	(9,851)
Other general and administrative expenses	(7,108)	(4,742)
Recovery of guarantee liability	2,395	705
Derivative forward value	(10,834)	(11,028)
Market adjustment of foreclosed assets	(1,750)	-
Other	(146)	(160)

Total non-interest expense	(27,361)	(25,076)

Income prior to income taxes	16,465	12,470

Income tax (expense) benefit	(32)	760

Net income	16,433	13,230

Less: Net (income) loss attributable to the noncontrolling interest	(191)	1,241

Net income attributable to National Rural	$16,242	$14,471

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2009 and 2008

			National	Accumulated	National				Membership
			Rural	Other	Rural		Members'	Patronage	Fees and
		Noncontrolling	Total	Comprehensive	Retained	Unallocated	Capital	Capital	Education
	Total	Interest	Equity	Income (Loss)	Equity	Net Income	Reserve	Allocated	Fund
Three months ended August 31, 2009:
Balance as of May 31, 2009	$519,100	$10,162	$508,938	$8,115	$500,823	$(109,691)	$187,098	$420,834	$2,582
Patronage capital retirement	(41,400)	-	(41,400)	-	(41,400)	-	-	(41,400)	-
Net income	16,433	191	16,242	-	16,242	16,242	-	-	-
Other comprehensive loss	(162)	(6)	(156)	(156)	-	-	-	-	-
Other	(418)	(12)	(406)	-	(406)	-	-	-	(406)
Balance as of August 31, 2009	$493,553	$10,335	$483,218	$7,959	$475,259	$(93,449)	$187,098	$379,434	$2,176

Three months ended August 31, 2008:
Balance as of May 31, 2008	$680,212	$14,247	$665,965	$8,827	$657,138	$44,003	$187,409	$423,249	$2,477
Patronage capital retirement	(85,238)	-	(85,238)	-	(85,238)	-	-	(85,238)	-
Net income	13,230	(1,241)	14,471	-	14,471	14,471	-	-	-
Other comprehensive loss	(199)	(5)	(194)	(194)	-	-	-	-	-
Other	(355)	-	(355)	-	(355)	-	-	-	(355)
Balance as of August 31, 2008	$607,650	$13,001	$594,649	$8,633	$586,016	$58,474	$187,409	$338,011	$2,122

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2009 and 2008

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$16,433	$13,230
Add (deduct):
Amortization of deferred income	(1,463)	(1,633)
Amortization of bond issuance costs and deferred charges	5,419	2,384
Depreciation	596	610
Recovery of (provision for) loan losses	(16,171)	10,681
Recovery of guarantee liability	(2,395)	(705)
Results of operations from foreclosed assets	(587)	(1,246)
Market adjustment on foreclosed assets	1,750	-
Derivative forward value	10,834	11,028
Restricted interest earned on restricted cash	-	(64)
Changes in operating assets and liabilities:
Accrued interest and other receivables	20,380	(23,540)
Accrued interest payable	63,486	64,901
Other	14,065	10,019

Net cash provided by operating activities	112,347	85,665

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Advances made on loans	(1,666,956)	(2,596,707)
Principal collected on loans	1,699,490	2,256,780
Net investment in fixed assets	(2,252)	(1,000)
Net proceeds from sale of loans	28,626	-
Investments in preferred stock	(25,000)	-
Change in restricted cash	4,935	5,912

Net cash provided by (used in) investing activities	38,843	(335,015)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuances of short-term debt, net	687,624	723,544
Proceeds from issuance of long-term debt, net	789,482	1,450,611
Payments for retirement of long-term debt	(1,669,172)	(595,093)
Proceeds from issuance of members' subordinated certificates	72,795	29,642
Payments for retirement of members' subordinated certificates	(10,392)	(7,768)

Net cash (used in) provided by financing activities	(129,663)	1,600,936

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,527	1,351,586
BEGINNING CASH AND CASH EQUIVALENTS	504,999	177,809
ENDING CASH AND CASH EQUIVALENTS	$526,526	$1,529,395

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Three Months Ended August 31, 2009 and 2008

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$173,725	$153,025

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$675
Patronage capital retirement payable	41,400	85,223
Patronage capital applied against loan balances	-	15
Net decrease in debt service reserve funds/debt service reserve certificates	(1,113)	(7,218)

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

Our consolidated membership totaling 1,522 members at August 31, 2009 is made up of:
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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of our results for the interim periods presented.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

National Rural is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its programs either through loans from National Rural or commercial paper and long-term notes issued by NCSC and guaranteed by National Rural.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from National Rural interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays National Rural a fee to reimburse NCSC for its loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require National Rural approval.  National Rural controls the nomination process for one out of 11 NCSC directors.  NCSC members elect directors based on one vote for each member.  NCSC is a service organization member of National Rural.

RTFC and NCSC creditors have no recourse against National Rural in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which National Rural has guaranteed NCSC or RTFC debt obligations to a third party.  At August 31, 2009, National Rural had guaranteed $292 million of NCSC debt, derivative instruments and guarantees with third parties.  The maturities for NCSC obligations guaranteed by National Rural run through 2031.  At August 31, 2009, National Rural's maximum potential exposure totaled $308 million for guarantees of NCSC debt, derivatives and guarantees with third parties.  Guarantees related to NCSC debt and derivative instruments are not included in Note 11, Guarantees at August 31, 2009 as the debt and derivatives are reported on the consolidated balance sheet.  At August 31, 2009, National Rural had $0.5 million of guarantees of RTFC debt to third party creditors.  All National Rural loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At August 31, 2009, RTFC had total assets of $1,915 million including loans outstanding to members of $1,736 million and NCSC had total assets of $420 million including loans outstanding of $404 million.  At August 31, 2009, National Rural had committed to lend RTFC up to $4 billion of which $1,725 million was outstanding.  At June 1, 2009, National Rural increased the commitment to NCSC from $1 billion to $1.5 billion.  At August 31, 2009, National Rural had committed to provide up to $1.5 billion of credit to NCSC of which $459 million was outstanding, representing $167 million of outstanding loans and $292 million of credit enhancements.

National Rural has established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions.   National Rural owns and controls all of these entities and therefore consolidates their financial results.  National Rural presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the entity formed for loan securitization transactions.

Unless stated otherwise, references to “we,” “our,” or “us” represent the consolidation of National Rural, RTFC, NCSC and certain entities created and controlled by National Rural to hold foreclosed assets and to accommodate loan securitization transactions.

Based on the accounting guidance governing consolidations, affiliate equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet and the subsidiary earnings controlled by RTFC and NCSC is net income attributable to the noncontrolling interest on the consolidated statement of operations.

(c)          Interest Income

The following table presents the components of interest income:

	For the three months ended August 31,
(dollar amounts in thousands)	2009	2008
Interest on long-term fixed-rate loans (1)	$223,526	$224,402
Interest on long-term variable-rate loans (1)	26,565	15,180
Interest on short-term loans (1)	16,035	19,504
Interest on investments (2)	1,657	2,181
Fee income	1,674	1,850
Total interest income	$269,457	$263,117

(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash and trading securities.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $15 million and $16 million at August 31, 2009 and May 31, 2009, respectively.

(d)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(dollar amounts in thousands)	2009	2008
Interest expense (1):
Commercial paper and bid notes	$3,222	$16,438
Medium-term notes	84,595	80,458
Collateral trust bonds	78,593	62,920
Subordinated deferrable debt	4,916	4,916
Subordinated certificates	19,020	12,417
Long-term private debt	45,986	39,439
Debt issuance costs (2)	2,980	2,135
Fee expense (3)	3,317	1,426
Total interest expense	$242,629	$220,149
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

We do not include indirect costs, if any, related to funding activities in interest expense.

(e)          Comprehensive Income

Comprehensive income includes our net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended August 31,
(dollar amounts in thousands)	2009	2008
Net income	$16,433	$13,230
Other comprehensive income:
Less: Realized gains on derivatives	(162)	(199)
Comprehensive income	16,271	13,031
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(185)	1,246
Comprehensive income attributable to National Rural	$16,086	$14,277

Due to our adoption of new accounting guidance related to noncontrolling interest on June 1, 2009, our consolidated comprehensive income for the three months ended August 31, 2008 was adjusted to include comprehensive income attributable to our noncontrolling interest.

(f)         Use of Estimates

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

(g)          Subsequent Events

We evaluated all subsequent events that occurred after the balance sheet date and through the date our unaudited consolidated financial statements were issued on October 14, 2009.

(h)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format for the following two items.  Fees and other income totaling $3 million for the quarter ended August 31, 2008 have been reclassified from interest income to the fee and other income line of non-interest income on the consolidated statements of operations to conform with the August 31,

2009 presentation.  Other expense totaling $0.2 million for the quarter ended August 31, 2008 has been reclassified from interest expense to the other expense line item in non-interest expense on the consolidated statements of operations to conform with the August 31, 2009 presentation.

Due to the retrospective presentation and disclosure requirements of new accounting guidance for noncontrolling interests, we reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements and footnotes for all periods presented in this Form 10-Q.

(i)         New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to update guidance on measuring the fair value of liabilities.  This ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses a quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) another valuation technique including one of the following: a)  a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer an identical liability or b) a technique based on the amount a reporting entity would receive to enter into an identical liability.   ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The ASU is effective for financial statements issued for interim and annual periods beginning after August 28, 2009.  The adoption of ASU 2009-05 is not expected to have a material impact on our consolidated financial statements.

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

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2009		May 31, 2009
(dollar amounts in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans (4)	$15,246,074	$-	$14,602,365	$-
Long-term variable-rate loans (4)	2,676,702	5,744,267	3,243,716	5,609,977
Loans guaranteed by RUS	242,966	-	243,997	-
Short-term loans	1,960,743	8,066,747	2,098,129	7,941,146
Total loans outstanding	20,126,485	13,811,014	20,188,207	13,551,123
Deferred origination fees	4,607	-	4,102	-
Less: Allowance for loan losses	(606,839)	-	(622,960)	-
Net loans outstanding	$19,524,253	$13,811,014	$19,569,349	$13,551,123

Total by segment (2):
National Rural:
Distribution	$13,637,987	$9,349,777	$13,730,511	$9,472,849
Power supply	4,256,807	3,594,673	4,268,244	3,178,471
Statewide and associate	91,906	135,363	92,578	152,701
National Rural total	17,986,700	13,079,813	18,091,333	12,804,021
RTFC	1,735,709	450,561	1,680,154	457,022
NCSC	404,076	280,640	416,720	290,080
Total loans outstanding	$20,126,485	$13,811,014	$20,188,207	$13,551,123
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

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	August 31, 2009		May 31, 2009
(dollar amounts in thousands)	Loans	Unadvanced	Loans	Unadvanced
	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2):
RTFC:
Long-term fixed-rate loans	$8,960	$-	$8,960	$-
Long-term variable-rate loans	457,504	-	457,504	-
Short-term loans	57,297	-	57,294	-
Total non-performing loans	$523,761	$-	$523,758	$-

Restructured loans (2):
National Rural:
Long-term fixed-rate loans (3)	$41,817	$-	$41,907	$-
Long-term variable-rate loans (3)	483,720	186,673	490,827	186,673
Short-term loans	-	12,500	-	12,500
National Rural total restructured loans	525,537	199,173	532,734	199,173

RTFC:
Long-term fixed-rate loans	4,672	-	4,853	-
Total restructured loans	$530,209	$199,173	$537,587	$199,173
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

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below:

	For the three months ended and as of August 31,		For the year ended and as of
(dollar amounts in thousands)	2009	2008	May 31 ,2009
Balance at beginning of period	$622,960	$514,906	$514,906
(Recovery of) provision for loan losses	(16,171)	10,681	113,699
Charge-offs	(23)	(3,078)	(5,988)
Recoveries	73	88	343
Balance at end of period	$606,839	$522,597	$622,960

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	August 31, 2009				May 31, 2009
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,634,667	96%	$611,407	4%	$14,044,469	96%	$557,896	4%
Long-term variable-rate loans	2,298,042	86	378,660	14	2,835,451	87	408,265	13
Loans guaranteed by RUS	242,966	100	-	-	243,997	100	-	-
Short-term loans	235,169	12	1,725,574	88	233,179	11	1,864,950	89
Total loans	$17,410,844	87	$2,715,641	13	$17,357,096	86	$2,831,111	14

Total by segment:
National Rural	$15,564,515	87%	$2,422,185	13%	$15,562,761	86%	$2,528,572	14%
RTFC	1,502,647	87	233,062	13	1,443,395	86	236,759	14
NCSC	343,682	85	60,394	15	350,940	84	65,780	16
Total loans	$17,410,844	87	$2,715,641	13	$17,357,096	86	$2,831,111	14

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$4,136,428	$4,176,760
Collateral trust bonds outstanding	3,000,000	3,000,000

1994 indenture
Distribution system mortgage notes	$2,261,597	$2,308,713
RUS guaranteed loans qualifying as permitted investments	210,306	211,337
Total pledged collateral	$2,471,903	$2,520,050
Collateral trust bonds outstanding	2,190,000	2,190,000

1972 indenture
Cash	$2,032	$2,032
Collateral trust bonds outstanding	1,736	1,736

Farmer Mac:
Utility system notes	$2,231,050	$1,488,929
Farmer Mac notes payable	1,825,000	1,200,000

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Utility system mortgage notes on deposit	$3,783,697	$3,770,983
REDLG notes payable	3,000,000	3,000,000

The $3 billion of notes payable to the FFB at August 31, 2009 and May 31, 2009 contain a rating trigger related to our senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,784 million at August 31, 2009, would be pledged as collateral rather than held on deposit.  At August 31, 2009 and May 31, 2009, National Rural’s senior secured debt ratings were above the rating trigger threshold.

A total of $2 billion of notes payable to the FFB at August 31, 2009 and May 31, 2009 have a second trigger requiring that a director on the National Rural board satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert triggering event will occur if the financial expert position remains vacant for more than

90 consecutive days.  If we do not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,499 million at August 31, 2009, would be pledged as collateral rather than held on deposit.  The financial expert position on National Rural’s board of directors has been filled since March 2007.

(3)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at cost and are evaluated periodically for impairment.   These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at August 31, 2009 and May 31, 2009.

The activity for foreclosed assets is summarized below:

	Three months ended August 31,		Year ended
(dollar amounts in thousands)	2009	2008	May 31, 2009
Beginning balance	$48,721	$58,961	$58,961
Results of operations	587	1,246	3,774
Net cash provided by foreclosed assets	-	-	(6,000)
Market adjustment	(1,750)	-	(8,014)
Ending balance	$47,558	$60,207	$48,721

The balance of foreclosed assets included land development loans and limited partnership interests in certain real estate developments for all periods presented.  The reduction to the fair value of the collateral supporting these land development loans during the quarter ended August 31, 2009 was primarily due to lower gas prices which decreased the fair value of the underlying collateral.  During the year ended May 31, 2009, current economic conditions put a strain on cash flows for one of the land developers and their ability to make loan payments as scheduled.  At January 1, 2009, this borrower’s loan was put on non-accrual status.  During the year ended May 31, 2009, the other land development loan was restructured to lower the interest rate due to concerns about the borrower’s ability to meet all future payments based on the original loan terms.  As a result, we classified both land development loans as impaired at August 31, 2009 and May 31, 2009.  Subsequent to August 31, 2009, the restructured land development loan was also put on non-accrual status.

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,341,777	$594,533
Commercial paper sold directly to members, at par	1,052,494	934,897
Commercial paper sold directly to non-members, at par	26,375	12,502
Total commercial paper	2,420,646	1,541,932
Daily liquidity fund sold directly to members	330,251	291,341
Term loan	-	200,000
Bank bid notes	225,000	255,000
Subtotal short-term debt	2,975,897	2,288,273

Long-term debt maturing within one year:
Medium-term notes sold through dealers	267,736	1,674,760
Medium-term notes sold to members	411,624	502,396
Secured collateral trust bonds	609,991	209,985
Secured notes payable	187,800	187,800
Unsecured notes payable	4,653	4,650
Total long-term debt maturing within one year	1,481,804	2,579,591
Total short-term debt	$4,457,701	$4,867,864

We issue commercial paper for periods of one to 270 days.  We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes.  We do not pay a commitment fee for bank bid notes.  The commitments are generally subject to termination at the discretion of the individual banks.

In June 2009, we paid off the $200 million term loan borrowed under a credit agreement with a syndicate of banks in January 2009.  The term loan was due to mature on January 21, 2010, but was paid off early without any termination fee.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,150,000	$3,150,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts include Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  We do not expect Lehman Brothers Bank, FSB to fund its portion of the credit facility according to the agreements.  See further discussion below.

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

At August 31, 2009 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

In September 2008, Lehman Brothers Holdings Inc. (“LBHI”) announced that it had filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  As an active participant in the capital markets, we had numerous business relationships with LBHI and its subsidiaries.  Among those relationships, Lehman Brothers Bank, FSB (“LBB”) was a participant for up to $134 million of our revolving credit facilities at August 31, 2009.  We do not believe that LBB’s portion of the credit facilities will be available in the future.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation.  The adjusted times interest earned ratio ("TIER"), as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments discussed above, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest net income is included in total net income on the consolidated statements of operations and minority interest is reported as equity on the consolidated balance sheets for all periods presented.  As a result, it is not necessary to adjust net income to include minority interest net income or to adjust equity to include minority interest as it was in prior periods.  Senior debt includes guarantees; however, it excludes:
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

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	August 31, 2009	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.75	6.90

(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,457,250	$3,469,580
Medium-term notes sold to members	227,008	220,613
Subtotal	3,684,258	3,690,193
Unamortized discount	(2,942)	(3,120)
Total unsecured medium-term notes	3,681,316	3,687,073
Unsecured notes payable	3,053,705	3,053,705
Unamortized discount	(1,642)	(1,694)
Total unsecured notes payable	3,052,063	3,052,011
Total unsecured long-term debt	6,733,379	6,739,084

Secured long-term debt:
Collateral trust bonds	4,581,736	4,981,736
Unamortized discount	(12,555)	(12,965)
Total secured collateral trust bonds	4,569,181	4,968,771
Secured notes payable	1,637,200	1,012,200
Total secured long-term debt	6,206,381	5,980,971
Total long-term debt	$12,939,760	$12,720,055

Medium-term notes are unsecured obligations of National Rural.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure National Rural’s collateral trust bonds.

Unsecured Notes Payable
At August 31, 2009 and May 31, 2009, we had unsecured notes payable totaling $3 billion outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  As part of the REDLG program, we pay RUS a fee of 30 basis points per year on the total amount borrowed.  At August 31, 2009, the $3 billion of unsecured notes payable issued as part of the REDLG program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  See Note 2, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
Details about our note purchase agreements and outstanding notes payable with Farmer Mac are shown below:

		Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Amount Available	August 31, 2009	May 31, 2009
December 2008 (1)	$500,000	$500,000	$500,000
February 2009	500,000	500,000	300,000
March 2009 (1)	400,000	400,000	400,000
May 2009	1,000,000	425,000	-
Total	$2,400,000	$1,825,000	$1,200,000
(1) Includes $100 million and $87.8 million of secured notes payable with Farmer Mac that were classified as short-term debt at August 31, 2009 and May 31, 2009, respectively, under the December 2008 and March 2009 note purchase agreements, respectively.

All of the agreements with Farmer Mac are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total available under each agreement.  All of the agreements require us to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  See Note 2, Loans and Commitments, for additional information on the collateral pledged to secure notes payable to Farmer Mac.  These agreements also require us to purchase Farmer Mac Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
6.75% due 2043 (1)	$125,000	$125,000
6.10% due 2044 (2)	88,201	88,201
5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440

(1) Callable by National Rural at par starting on February 15, 2008.
(2) Callable by National Rural at par starting on February 1, 2009.
(3) Callable by National Rural at par starting on February 15, 2010.

(7)         Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments.  We utilize derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk.

Consistent with the accounting guidance for derivative financial instruments, we record derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  Generally, our derivative instruments do not qualify for hedge accounting under the accounting guidance for derivative financial instruments.  At August 31, 2009 and 2008 and May 31, 2009, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the types and notional amounts of our interest rate swaps:

	Notional Amounts Outstanding
(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Pay fixed-receive variable	$6,311,873	$6,506,603
Pay variable-receive fixed	5,051,440	5,323,239
Total interest rate swaps	$11,363,313	$11,829,842

Income and losses recorded for our interest rate swaps are summarized below:

	For the three months ended August 31,
(dollar amount in thousands)	2009	2008
Statement of Operations:
Agreements that do not qualify for hedge accounting:
Derivative cash settlements	$(3,494)	$431
Derivative forward value	(10,834)	(11,028)
Total loss on derivative instruments	$(14,328)	$(10,597)

Comprehensive Income:
Amortization of transition adjustment	$(162)	$(199)

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

At August 31, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.

	Notional	Required Company	Amount Company	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Rating Level:
Mutual rating trigger if ratings fall to
Baa1/BBB+ and below (1)	$6,310,613	$(152,565)	$11,604	$(140,961)
Counterparty may terminate if ratings
fall below Baa1/BBB+ (2)	1,172,368	-	160	160
Total	$7,482,981	$(152,565)	$11,764	$(140,801)

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

In addition to the rating triggers listed above, at August 31, 2009, we had a total notional amount of $645 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $26 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2009 was $173 million.

(8)          Members’ Subordinated Certificates

Membership Subordinated Certificates
National Rural’s members have generally been required to purchase membership subordinated certificates as a condition of membership.  Such certificates are interest-bearing, unsecured, subordinated debt of National Rural.  Members purchase the certificates upfront, in installments, or as a percentage of the amount they borrow from National Rural.  National Rural membership certificates have an original maturity of 50 to 100 years, and bear interest at 3 to 5 percent per annum, payable semi-annually.  The weighted-average maturity for all membership subordinated certificates outstanding at August 31, 2009 and May 31, 2009 was 67 years.

RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans, or guarantees are sometimes required to purchase additional loan or guarantee certificates, or other types of certificates, with each such loan or guarantee.  Certificates are unsecured, subordinated debt and may be interest bearing or non-interest bearing.  Requirements for purchase of such equity certificates depend upon several factors, including but not limited to, borrower’s debt to equity ratio with National Rural, the relative size of the facility, and the relative risk of the transaction.

National Rural associates and RTFC members are generally required to purchase loan subordinated certificates in an amount equal to 10 percent of each long-term loan advance.

Member Capital Securities
During the 2009 fiscal year, National Rural began offering member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of National Rural and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of National Rural that may be held by or transferred to non-members of National Rural, but rank pari passu to our member subordinated certificates.  Each member capital security matures 35 years from its date of issuance.  Unless required in connection with a new loan from National Rural, these securities represent voluntary investments in National Rural by the members.

Effective June 1, 2009, member capital securities may be purchased by members in an amount determined by National Rural to meet their capital contribution requirements as a condition of obtaining additional credit facilities from National Rural.

(9)          Equity

National Rural is required by the District of Columbia cooperative law to have a methodology to allocate its net earnings to its members.  National Rural maintains the current year net earnings as unallocated through the end of its fiscal year.  National Rural calculates net earnings by adjusting net income to exclude certain non-cash adjustments.  After the end of the fiscal year, National Rural’s board of directors allocates its net earnings to members in the form of patronage capital and to board approved reserves.  Currently, National Rural has two such board approved reserves, the cooperative educational fund and the members' capital reserve.  National Rural allocates a small portion, less than 1 percent, of net earnings annually to the cooperative educational fund.  The allocation to the cooperative educational fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for the other cooperative education programs.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by National Rural’s board of directors.  All remaining net earnings are allocated to National Rural’s members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural’s total equity is reduced by the amount of patronage capital retired to members and by amounts disbursed from board approved reserves.

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by National Rural’s board of directors, was to increase our equity retention.  Under the new guidelines, National Rural will retire 50 percent of prior year’s allocated net earnings and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by National Rural’s board of directors.

In July 2009, National Rural’s board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings may be made annually as determined by National Rural’s board of directors with due regard for our financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.   On June 1, 2009, National Rural implemented new accounting guidance for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at August 31, 2009 of $10 million.   Additionally, noncontrolling interest totaling $10 million was reclassified from liabilities to equity at May 31, 2009 due to the retrospective presentation and disclosure requirements.

At May 31, 2009, based on the consolidation accounting guidance in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore does not represent a loss that was funded by National Rural.  Under prior accounting guidance, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new guidance, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted.  As a result of this new guidance, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business and the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Equity includes the following components:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Membership fees	$990	$990
Education fund	1,186	1,592
Members' capital reserve	187,098	187,098
Allocated net income	379,434	420,834
Unallocated net income (loss) (1)	21,199	(6,198)
Total members' equity	589,907	604,316
Prior years cumulative derivative forward
value and foreign currency adjustments	(103,493)	44,056
Year-to-date derivative forward value loss (2)	(11,155)	(147,549)
Total National Rural retained equity	475,259	500,823
Accumulated other comprehensive income	7,959	8,115
Total National Rural equity	483,218	508,938
Noncontrolling interest	10,335	10,162
Total equity	$493,553	$519,100
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

(10)         Guarantees

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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Total by type:
Long-term tax-exempt bonds (1)	$642,640	$644,540
Indemnifications of tax benefit transfers (2)	79,187	81,574
Letters of credit (3)	430,493	450,659
Other guarantees (4)	98,514	98,682
Total	$1,250,834	$1,275,455

Total by segment:
National Rural:
Distribution	$237,086	$264,084
Power supply	949,344	945,624
Statewide and associate	22,167	23,625
National Rural total	1,208,597	1,233,333
RTFC	500	500
NCSC	41,737	41,622
Total	$1,250,834	$1,275,455
(1) The maturities for this type of guarantee run through 2042.  Amounts in the table represent the outstanding principal amount of the guaranteed bonds.  At August 31, 2009, our maximum potential exposure for the $1 million of fixed-rate tax-exempt bonds is $1 million, representing principal and interest.  National Rural is unable to determine the maximum amount of interest that it could be required to pay related to the remaining adjustable and floating-rate bonds.  See below for further information about this type of guarantee.  Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision.  This would limit our exposure to future interest payments on these bonds.  Our maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse us for any guarantee payments will be treated as a long-term loan.
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
(3) The maturities for this type of guarantee run through 2040.  Additionally, letters of credit totaling $5 million at August 31, 2009 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The amounts shown represent National Rural’s maximum potential exposure, of which $192 million is secured at August 31, 2009.  When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $17 million of letters of credit would be reduced to $5 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested with us. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $434 million in letters of credit to third parties for the benefit of our members at August 31, 2009.  At May 31, 2009, this amount was $440 million.
(4) The maturities for this type of guarantee run through 2015.  The amounts shown represent our maximum potential exposure, which is unsecured.

At August 31, 2009 and May 31, 2009, we had a total of $337 million and $347 million of guarantees, representing 27 percent of total guarantees under which our right of recovery from our members was not secured.

Long-term Tax-Exempt Bonds
We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above.  We unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest, and in most cases, premium, if any, on each bond when due.  We had debt service reserve funds in the amount of $47 million at August 31, 2009 and May 31, 2009 on deposit with the bond trustee that can only be used to cover any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, we are obligated to pay any required amounts under our guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table above, $642 million and $643 million as of August 31, 2009 and May 31, 2009, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

Guarantee Liability
At August 31, 2009 and May 31, 2009, we recorded a guarantee liability of $27 million and $30 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at August 31, 2009 and May 31, 2009 was $9 million and $12 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure.  The remaining balance of the total guarantee liability of $18 million at August 31, 2009 and May 31, 2009 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	For the three months ended August 31,		Year ended May 31,
(dollar amounts in thousands)	2009	2008	2009
Beginning balance	$29,672	$15,034	$15,034
Net change in non-contingent liability	(741)	(209)	13,023
Recovery of (provision for) guarantee liability	(2,395)	(705)	1,615
Ending balance	$26,536	$14,120	$29,672

Liability as a percentage of total guarantees	2.12%	1.37%	2.33%

(11)         Fair Value Measurement

Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The accounting guidance for fair value, among other things, requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The accounting guidance for fair value establishes the following fair value hierarchy:
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

Our only assets and liabilities measured at fair value on a recurring or nonrecurring basis on the consolidated balance sheets at August 31, 2009 and May 31, 2009 are derivative instruments, foreclosed assets, and collateral-dependent non-performing loans.  When a valuation includes inputs from multiple sources at various levels in the fair value hierarchy, we classify the valuation category at the lowest level for which the input has a significant effect on the overall valuation.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at August 31, 2009:

(dollar amounts in thousands)	Level 1	Level 2	Level 3
Derivative assets	$-	$364,200	$-
Derivative liabilities	-	486,847	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

Our foreclosed assets do not meet the criteria to be classified as held for sale at August 31, 2009, and therefore are required to be carried at cost. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at August 31, 2009 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at August 31, 2009 and the total losses for the quarter ended August 31, 2009.

(dollar amounts in thousands)	Level 3 Fair Value	Total losses for the quarter ended August 31, 2009
Foreclosed assets, net	$47,558	$(1,750)
Non-performing loans, net of specific reserves	174,167	-

(12)         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is based on the applicable accounting guidance.  See Note 11, Fair Value Measurement, for more details about how fair value is determined for assets and liabilities measured at fair value on a recurring or nonrecurring basis on our consolidated balance sheets. We consider relevant and observable prices in the appropriate principal market in our valuations where possible.  The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or to the lack of an established market.

The estimated market values have not been updated since August 31, 2009; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we have held and intend to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts at August 31, 2009 and May 31, 2009.

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

Loans to Members
As part of receiving a loan from us, our members have additional requirements and rights that are not typical of other financial institutions, such as the right to receive a patronage capital allocation, the general requirement to purchase subordinated certificates or member capital securities to meet their capital contribution requirements as a condition of obtaining additional credit from us, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time and certain interest rate discounts that are specific to the borrower’s activity with us.  These features make it difficult to find market data for similar loans.  Therefore, we must use other methods to estimate the fair value.  Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made by us to new borrowers for the same remaining maturities.  Because our borrowers must reprice their loans at various times throughout the life of the loan at the then current market rate, for purposes of determining fair value, we use the next repricing date as the maturity date for the remaining balance of the loan.  Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities.  See Note 11, Fair Value Measurement, for more details about how we calculate the fair value of certain non-performing loans.  Credit risk for the remainder of the loan portfolio is estimated based on the associated reserve in our allowance for loan losses.  Variable-rate loans are valued at cost, which approximates fair value since we can reset rates every 15 days.

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

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable.  We issue all collateral trust bonds and some medium-term notes in underwritten public transactions.  There is not active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value.  There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten, therefore fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.  The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt.  Therefore, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on cash flows discounted at current rates for similar instruments supplied by underwriters or by the original issuer.  Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Subordinated Deferrable Debt
Our subordinated deferrable debt is traded on the New York Stock Exchange, therefore daily market quotes are available.  The fair value for subordinated deferrable debt is based on the closing market quotes from the last day of the reporting period.

Members' Subordinated Certificates
Members’ subordinated certificates include membership subordinated certificates issued to our members as a condition of membership, loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and member capital securities issued as voluntary investments by our members.  All members’ subordinated certificates are non-transferable other than among members.  As there is no ready market from which to obtain fair value quotes, it is impracticable to estimate fair value and members’ subordinated certificates are valued at par.

Derivative Instruments
See Note 11, Fair Value Measurement, for details about how we calculate the fair value of derivative instruments.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero.  Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees.  The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management's estimate of the fair value of our obligation to stand ready to perform.

Carrying and fair values of our financial instruments are presented as follows:

	August 31, 2009		May 31, 2009
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$526,526	$526,526	$504,999	$504,999
Restricted cash	3,273	3,273	8,207	8,207
Investments in preferred stock	72,000	72,000	47,000	47,000
Loans to members, net	19,524,253	19,669,553	19,569,349	18,766,573
Debt service reserve funds	46,662	46,662	46,662	46,662
Interest rate exchange agreements	364,200	364,200	381,356	381,356

Liabilities:
Short-term debt	4,457,701	4,467,734	4,867,864	4,885,919
Long-term debt	12,939,760	13,988,739	12,720,055	13,160,498
Guarantee liability (1)	26,536	30,012	29,672	33,181
Interest rate exchange agreements	486,847	486,847	493,002	493,002
Subordinated deferrable debt	311,440	287,455	311,440	274,759
Members’ subordinated certificates	1,797,9099	1,797,909	1,740,054	1,740,054

Off-balance sheet instruments:
Commitments	-	-	-	-
(1) The carrying value represents our exposure related to guarantees and therefore will not equal total guarantees shown in Note 11.

(13)        Restructured/Non-performing Loans and Contingencies

The following loans outstanding were classified as non-performing and restructured:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009	August 31, 2008
Non-performing loans	$523,761	$523,758	$491,585
Restructured loans	530,209	537,587	569,722
Total	$1,053,970	$1,061,345	$1,061,307

(a) At August 31, 2009, May 31, 2009 and August 31, 2008, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At August 31, 2009 and May 31, 2009, $484 million and $491 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At August 31, 2008, $512 million of restructured loans were on non-accrual status.  Approximately $1 million of interest income was accrued on restructured loans during the three months ended August 31, 2009 and 2008.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2009	2008
Non-performing loans	$7,409	$7,434
Restructured loans	6,040	6,704
Total	$13,449	$14,138

(b) We classified $1,049 million and $1,056 million of loans as impaired at August 31, 2009 and May 31, 2009, respectively.  We reserved $403 million and $414 million of the loan loss allowance for such impaired loans at August 31, 2009 and May 31, 2009, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  We accrued a total of $1 million of interest income on impaired loans for the three months ended August 31, 2009 and 2008.  The average recorded investment in impaired loans for the three months ended August 31, 2009 and 2008 was $1,034 million and $1,061 million, respectively.

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
 · changes to collateral values, and
 • changes to expected future cash flows both as to timing and amount.

(c) At August 31, 2009 and May 31, 2009, National Rural had a total of $484 million and $491 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both August 31, 2009 and May 31, 2009.  Total loans to CoServ at August 31, 2009 and May 31, 2009 represented 2.4 percent of our total loans and guarantees outstanding.

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

Based on our analysis, we believe that we are adequately reserved for our exposure to CoServ at August 31, 2009.

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

At August 31, 2009 and May 31, 2009, RTFC had $524 million in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

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

Based on our analysis, we believe that we are adequately reserved for our exposure to ICC at August 31, 2009.

(e) At August 31, 2009 and May 31, 2009, National Rural had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"), an electric distribution cooperative located in Greenville, Alabama.  Pioneer was current with respect to all debt service payments at August 31, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on our analysis, we believe that we are adequately reserved for our exposure to Pioneer at August 31, 2009.

(14)         Segment Information

Our consolidated financial statements include the financial results of National Rural, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The National Rural segment includes the consolidation of entities controlled by National Rural and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three months ended August 31, 2009 and 2008 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the three months ended August 31, 2009, and consolidated balance sheets at August 31, 2009.

(dollar amounts in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$244,393	$18,454	$6,610	$269,457
Interest expense	(221,954)	(17,302)	(3,373)	(242,629)
Net interest income	22,439	1,152	3,237	26,828

Recovery of loan losses	16,142	-	29	16,171
Net interest income after recovery of loan losses	38,581	1,152	3,266	42,999

Non-interest income:
Fee and other income	3,357	40	337	3,734
Derivative cash settlements	(1,338)	-	(2,156)	(3,494)
Results of operations from foreclosed assets	587	-	-	587
Total non-interest income	2,606	40	(1,819)	827

Non-interest (expense) income:
General and administrative expenses	(14,339)	(1,514)	(1,173)	(17,026)
Recovery of guarantee liability	2,395	-	-	2,395
Derivative forward value	(11,155)	-	321	(10,834)
Market adjustment of foreclosed assets	(1,750)	-	-	(1,750)
Other expenses	(96)	-	(50)	(146)
Total non-interest expense	(24,945)	(1,514)	(902)	(27,361)

Income (loss) prior to income taxes	16,242	(322)	545	16,465
Income tax benefit (expense)	-	1	(33)	(32)
Net income (loss)	$16,242	$(321)	$512	$16,433

Reconciliation of net income:
Net income per segment reporting				$16,433
Less: Net income attributable to the noncontrolling interest				(191)
Net income attributable to National Rural				$16,242

Assets:
Total loans outstanding	$17,986,700	$1,735,709	$404,076	$20,126,485
Deferred origination fees	4,607	-	-	4,607
Less: Allowance for loan losses	(606,762)	-	(77)	(606,839)
Loans to members, net	17,384,545	1,735,709	403,999	19,524,253
Other assets	1,216,419	179,487	16,413	1,412,319
Total assets	$18,600,964	$1,915,196	$420,412	$20,936,572

The following table contains consolidated statements of operations for the three months ended August 31, 2008, and consolidated balance sheets at August 31, 2008.

(dollar amounts in thousands)	National Rural	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$236,364	$19,377	$7,376	$263,117
Interest expense	(196,959)	(18,246)	(4,944)	(220,149)
Net interest income	39,405	1,131	2,432	42,968

Provision for loan losses	(10,681)	-	-	(10,681)
Net interest income after provision for loan losses	28,724	1,131	2,432	32,287

Non-interest income:
Fee and other income	3,097	195	290	3,582
Derivative cash settlements	1,625	-	(1,194)	431
Results of operations from foreclosed assets	1,246	-	-	1,246
Total non-interest income	5,968	195	(904)	5,259

Non-interest (expense) income:
General and administrative expenses	(12,141)	(1,325)	(1,127)	(14,593)
Recovery of guarantee liability	705	-	-	705
Derivative forward value	(8,738)	-	(2,290)	(11,028)
Other expenses	(47)	-	(113)	(160)
Total non-interest expense	(20,221)	(1,325)	(3,530)	(25,076)

Income (loss) prior to income taxes	14,471	1	(2,002)	12,470
Income tax benefit	-	-	760	760
Net income (loss)	$14,471	$1	$(1,242)	$13,230

Reconciliation of net income:
Net income per segment reporting				$13,230
Less: Net loss attributable to the noncontrolling interest				1,241
Net income attributable to National Rural				$14,471

Assets:
Total loans outstanding	$17,242,464	$1,705,004	$415,016	$19,362,484
Deferred origination fees	2,867	-	-	2,867
Less: Allowance for loan losses	(522,351)	-	(246)	(522,597)
Loans to members, net	16,722,980	1,705,004	414,770	18,842,754
Other assets	2,036,560	189,604	46,313	2,272,477
Total assets	$18,759,540	$1,894,608	$461,083	$21,115,231

(15)         Subsequent Events

In September 2009, we issued $250 million of 2.625 percent collateral trust bonds due 2012 and $250 million of 3.875 percent collateral trust bonds due 2015.

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

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2009.

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

As a condition of membership, rural electric cooperatives have generally been required to purchase membership subordinated certificates from us.  Members are sometimes required to make an additional investment in us by purchasing loan or guarantee subordinated certificates as a condition for obtaining long-term loans or guarantees.  Requirements for the purchase of such equity certificates depend upon several factors, including but not limited to the borrower’s debt to equity ratio with us, the relative size of the credit facility, and the relative risk of the transaction.  The membership subordinated certificates and the loan and guarantee subordinated certificates are unsecured and subordinate to our senior debt.  During the 2009 fiscal year, we began offering member capital securities to our voting members.  These securities represent members’ voluntary investments in us.  Effective June 1, 2009, member capital securities may be purchased by members in an amount we determine to meet their capital contribution requirements as a condition of obtaining additional credit facilities from us.

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

Financial Overview

In this section, we analyze our results of operations, financial condition, liquidity and market risk.  We also analyze trends and significant transactions completed in the periods covered by this Form 10-Q.

Results of Operations
We use a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as our primary performance indicator, since net income can fluctuate as total loans outstanding and/or interest rates change.  TIER is a measure of our ability to cover the interest expense on our debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the effect of derivatives.  Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest net income is included in total net income in the consolidated income statement.  As a result, it is not necessary to adjust net income to include minority interest net income as it was in prior periods.  As required, we have reflected changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q, including the adjusted net income and adjusted TIER calculations for the three months ended August 31, 2008.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for more information on the adjustments we make to our financial results for our own analysis and covenant compliance.

For the three months ended August 31, 2009, we reported net income of $16 million, which resulted in a TIER calculation of 1.07 compared to net income of $13 million and TIER of 1.06 for the prior-year period.  For the three months ended August 31, 2009, we reported an adjusted net income of $27 million with an adjusted TIER of 1.11, compared with an adjusted net income of $24 million and adjusted TIER of 1.11 for the prior-year period.  The $3 million increase in net income for the three months ended August 31, 2009 compared with the prior-year period was primarily due to the $27 million increase in the recovery for loan losses which was partly offset by the $16 million decrease in net interest income and the $4 million decrease in derivative cash settlements.

Interest income of $269 million for the three months ended August 31, 2009 increased 2 percent compared with the prior-year period.  During the three months ended August 31, 2009, there was an increase of $1 billion or 5 percent to the average balance of loans outstanding which was largely offset by a 14 basis point decline in the weighted-average yield earned on the loan portfolio as compared with the prior-year period.  The decline in the yield earned on the loan portfolio was the result of the lower interest rates earned on variable-rate loans.

Our interest expense increased by $22 million or 10 percent for the three months ended August 31, 2009 as compared with the prior-year period primarily due to the additional interest incurred due to prefunding of debt maturities, including $1,250 million in late August 2009.  The prefunding of debt and the 5 percent increase in average loans outstanding resulted in an

8 percent increase in average debt outstanding for the three months ended August 31, 2009 compared with the prior year period.  The increase in debt volume came primarily from notes issued to Federal Agricultural Mortgage Corporation (“Farmer Mac”), retail notes and member capital securities.  Additionally, a 7 basis point increase in the weighted average cost of debt resulted from a shift from commercial paper funding to higher-cost term debt and member capital securities, as well as higher interest rates on our collateral trust bonds issued in October 2008.  These factors were partly offset by lower interest rates on our variable-rate debt and commercial paper funding.

Our adjusted interest expense, which includes derivative cash settlements in interest expense, increased by $26 million for the three months ended August 31, 2009 compared to the prior-year period.  In addition to the factors above, the increase in the adjusted interest expense was largely due to the $4 million decrease in cash settlements for the quarter ended August 31, 2009 from the prior-year period resulting from lower short-term interest rates on the receive leg of pay fixed-receive variable swaps during the quarter ended August 31, 2009 compared with the prior-year period.

During the quarter ended August 31, 2009, there was a loan loss recovery of $16 million compared to a provision of $11 million in the prior-year period.  The recovery of loan losses during the three months ended August 31, 2009 was primarily due to payments received on impaired loans and the net decrease in our variable interest rates from May 31, 2009 to August 31, 2009.  The remaining decrease in the loan loss allowance for the three months ended August 31, 2009 was primarily due to decreases in the outstanding balance and the weighted average maturity of loans in the general portfolio.

The loan loss provision is affected by changes in the calculated impairment on our impaired loans due to changes in interest rates.  The impairment amount for certain loans is calculated by discounting future expected cash flows using the original contract interest rate on the loan, a portion of which is based on our variable interest rates.  Changes to our variable interest rates are based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at August 31, 2009, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
At August 31, 2009, total loans outstanding remained relatively flat as compared with May 31, 2009 due to a $105 million decrease in electric loans and a $13 million decrease in NCSC loans mostly offset by a $56 million increase in RTFC loans.  See further discussion of our loan portfolio in Financial Condition, Loan and Guarantee Portfolio Assessment.  We expect loan growth to remain relatively stable during fiscal year 2010.

New loan advances have continued to substantially offset loan amortization and maturities despite the slowdown in the economy.  The current economic conditions reduced the competition for power supply loans from investment and commercial banks.  In addition, there is currently a need for utilities to improve their infrastructure, including base load generation, transmission and distribution plants, a significant portion of which is typically financed with borrowed capital.

The current difficult economic conditions have not resulted in a rise in delinquencies or defaults in our members’ receivables.  Calendar year 2008 data from member systems shows no increase in late payments or write-offs for the year ended December 31, 2008 compared to the prior calendar year.  The majority of the cooperatives' customers are residential, and electricity is considered an essential service, so we continue to believe the impact of the recession on collections will likely be moderate.

Total debt outstanding decreased by $133 million at August 31, 2009 as compared with May 31, 2009 due to the following debt maturities or paydowns:
•	Approximately $1,669 million of medium-term notes matured; and
•	$200 million term loan was paid off early.

These decreases were mostly offset by the following increases to debt outstanding:
•	$918 million to commercial paper and the daily liquidity fund;
•	$625 million in fixed-rate notes to Farmer Mac with maturities through August 2014;
•	$165 million of various member and dealer medium-term notes including retail notes; and
•	$59 million of member capital securities.

In September 2009, we issued $250 million of 2.625 percent collateral trust bonds due 2012 and $250 million of 3.875 percent collateral trust bonds due 2015.

Total equity decreased $26 million from May 31, 2009 to August 31, 2009 primarily due to the board authorized patronage capital retirement totaling $41 million partly offset by net income of $16 million for the three months ended August 31, 2009.  The patronage capital retirement was returned to members in cash at the end of September 2009.  Total equity fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of our derivative instruments.  The fair values of these derivative instruments are sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in equity due to the uncertainty of the movement in future interest rates.  In our internal analysis and for covenant compliance under our credit agreements, we adjust equity to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation.

Liquidity
Our primary sources of liquidity include:
•	scheduled member loan principal prepayments and repayments and the interest on those loans;
•	member investments (member commercial paper, the daily liquidity fund, member medium-term notes and member capital securities);
•	revolving bank line facilities;
•	capital market debt issuances (dealer commercial paper, collateral trust bonds, medium-term notes and retail notes); and
•	private debt issuances (Farmer Mac and Rural Economic Development Loan and Grant (“REDLG”)).

Our primary uses of liquidity include:
•	principal repayments and interest on debt;
•	loan advances; and
•	patronage capital retirements.

We face liquidity risk in refinancing maturing obligations.  At August 31, 2009, we had $2,976 million of commercial paper, daily liquidity fund, and bank bid notes scheduled to mature during the next 12 months.  Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,383 million at August 31, 2009.  Dealer commercial paper and bank bid notes of $1,567 million and non-member commercial paper of $26 million at August 31, 2009 were reduced by the $500 million issuance of collateral trust bonds in September 2009.  We currently believe that we have the market access to maintain dealer commercial paper and bank bid notes at approximately $1 billion to $1.5 billion.

At August 31, 2009, we had $3 billion in available lines of credit with financial institutions.  These revolving credit agreements provide backup liquidity for 100% of our dealer and member commercial paper.  We expect to be in compliance with the covenants under our revolving credit agreements, therefore we can maintain a commercial paper balance up to $3 billion in order to meet maturing debt obligations.  Additionally, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We also have access to the Commercial Paper Funding Facility (“CPFF”) created by the Federal Reserve Board to provide liquidity to highly-rated U.S. issuers of commercial paper through February 2010, where we have the capacity to issue a maximum of $3 billion of commercial paper.  At this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the dealer and member commercial paper markets.

At August 31, 2009, we had long-term debt maturing in the next 12 months totaling $1,482 million.  This amount includes $268 million of medium-term notes sold through dealers (including retail notes), $412 million of medium-term notes sold to members, $610 million of collateral trust bonds, $188 million of secured notes payable and $4 million of unsecured notes payable.   Based on past history, we expect to maintain the level of member and dealer investments in medium-term notes within a range of the current outstanding balance.  We have experienced a significant increase in demand for our retail notes since January 2009 and expect that we should be able to maintain our total retail note balance at least at the current level.  The total balance of retail notes outstanding has increased $804 million over the past 12 months to $1,055 million at August 31, 2009.  We expect to refinance the remaining $802 million of long-term debt maturing in the next 12 months through capital market and private placement issuances, our member capital securities program and our cash on hand at August 31, 2009.

We believe that our $500 million issuance of collateral trust bonds in September 2009 demonstrates that our access to the capital markets remains strong.  Secured notes payable scheduled to mature in the next twelve months were issued under revolving credit facilities with Farmer Mac that allow us to borrow, repay and re-borrow funds as market conditions permit.  We had $575 million available under revolving note purchase agreements with Farmer Mac at August 31, 2009, subject to market conditions.  Our members also continue to support the member capital securities program with the sale of $337 million securities as of August 31, 2009.  In addition, we had $527 million of cash on hand to meet our maturing obligations at August 31, 2009.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although we expect loans outstanding to remain relatively stable during fiscal year 2010.  We also face liquidity risk in our ability to renew our revolving credit agreements at current commitment levels.  Our $1.0 billion 364-day revolving credit agreement matures in March 2010.  If we are not able to renew this agreement at the current commitment level, it would reduce the amount of commercial paper funding we could obtain in the future.

At August 31, 2009, we believe that our sources of liquidity are adequate to cover our expected uses of liquidity.

Results of Operations

Three months ended August 31, 2009 versus August 31, 2008 results
The following table presents the results of operations for the three months ended August 31, 2009 and 2008.

	August 31,	August 31,	Increase
(dollar amounts in thousands)	2009	2008	(Decrease)
Interest income	$269,457	$263,117	$6,340
Interest expense	(242,629)	(220,149)	(22,480)
Net interest income	26,828	42,968	(16,140)
Recovery of (provision for) loan losses	16,171	(10,681)	26,852
Net interest income after recovery of (provision for) loan losses	42,999	32,287	10,712

Non-interest income:
Fee and other income	3,734	3,582	152
Derivative cash settlements	(3,494)	431	(3,925)
Results of operations of foreclosed assets	587	1,246	(659)
Total non-interest income	827	5,259	(4,432)

Non-interest (expense) income:
Salaries and employee benefits	(9,918)	(9,851)	(67)
Other general and administrative expenses	(7,108)	(4,742)	(2,366)
Recovery of guarantee liability	2,395	705	1,690
Market adjustment on foreclosed assets	(1,750)	-	(1,750)
Derivative forward value	(10,834)	(11,028)	194
Other	(146)	(160)	14
Total non-interest expense	(27,361)	(25,076)	(2,285)

Income prior to income taxes	16,465	12,470	3,995

Income tax (expense) benefit	(32)	760	(792)
Net income	16,433	13,230	3,203
Less: Net income attributable to noncontrolling interest	(191)	1,241	(1,432)
Net income attributable to National Rural	$16,242	$14,471	$1,771

TIER	1.07	1.06
Adjusted TIER (1)	1.11	1.11
(1) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following tables provide a breakout of the average yield on loans, the average cost on debt and the change to interest income, interest expense and net interest income due to changes in average loan and debt volume versus changes to interest rates summarized by loan and debt type.  The following tables also include a breakout of the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Average balances and interest rates – Assets

	Average volume		Interest income		Average yield
(dollar amounts in thousands)	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

Long-term fixed-rate loans (1)	$15,177,050	$15,211,835	$223,526	$224,402	5.84%	5.85%
Long-term variable-rate loans (1)	2,618,435	1,710,832	26,565	15,180	4.03	3.52
Short-term loans (1)	1,897,878	1,750,335	16,035	19,504	3.35	4.42
Non-performing loans	523,759	498,414	-	-	-	-
Total loans	20,217,122	19,171,416	266,126	259,086	5.22	5.36
Investments (2)	984,400	503,871	1,657	2,181	0.67	1.72
Fee income	-	-	1,674	1,850	-	-
Total	$21,201,522	$19,675,287	$269,457	$263,117	5.04%	5.31%
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash, preferred stock and trading securities.

Average balances and interest rates – Liabilities

	Average volume		Interest expense		Average cost
(dollar amounts in thousands)	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Commercial paper and bank bid
notes (1)	$2,469,643	$2,668,090	$(3,222)	$(16,438)	(0.52)%	(2.44)%
Medium-term notes (1)	5,628,536	5,205,817	(84,595)	(80,458)	(5.96)	(6.13)
Collateral trust bonds (1)	5,181,804	5,607,426	(78,593)	(62,920)	(6.02)	(4.45)
Subordinated deferrable debt (1)	301,886	301,813	(4,916)	(4,916)	(6.46)	(6.46)
Subordinated certificates (1)	1,699,839	1,343,575	(19,020)	(12,417)	(4.44)	(3.67)
Long-term private debt (1)	4,467,609	3,214,630	(45,986)	(39,439)	(4.08)	(4.87)
Total debt	19,749,317	18,341,351	(236,332)	(216,588)	(4.75)	(4.68)
Debt issuance costs (2)	-	-	(2,980)	(2,135)	-	-
Fee expense (3)	-	-	(3,317)	(1,426)	-	-
Total	$19,749,317	$18,341,351	$(242,629)	$(220,149)	(4.87)%	(4.76	) %

Derivative cash settlements (4)	$11,756,650	$13,677,707	$(3,494)	$431	(0.12)%	0.01%
Adjusted interest expense (5)	19,749,317	18,341,351	(246,123)	(219,718)	(4.94)	(4.75)

Net interest income/Net yield			$26,828	$42,968	0.17%	0.55%
Adjusted net interest income/
Adjusted net yield (5)			23,334	43,399	0.10	0.56
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

Analysis of changes in net interest income

	August 31, 2009 vs. August 31, 2008
	Change due to:
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$(513)	$(363)	$(876)
Long-term variable-rate loans	8,053	3,332	11,385
Short-term loans	1,644	(5,113)	(3,469)
Total interest income on loans	9,184	(2,144)	7,040
Investments	2,080	(2,604)	(524)
Fee income	-	(176)	(176)
Total interest income	$11,264	$(4,924)	$6,340

(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$1,223	$11,993	$13,216
Medium-term notes	(6,533)	2,396	(4,137)
Collateral trust bonds	4,776	(20,449)	(15,673)
Subordinated deferrable debt	(1)	1	-
Subordinated certificates	(3,293)	(3,310)	(6,603)
Long-term private debt	(15,373)	8,826	(6,547)
Total interest expense on debt	(19,201)	(543)	(19,744)
Debt issuance costs	-	(845)	(845)
Fee expense	-	(1,891)	(1,891)
Total interest expense	(19,201)	(3,279)	(22,480)
Net interest income	$(7,937)	$(8,203)	$(16,140)

Derivative cash settlements (3)	$(60)	$(3,865)	$(3,925)
Adjusted interest expense (4)	(16,867)	(9,538)	(26,405)
(1) Calculated using the following formula: (current period average balance – prior year period average balance) x prior year period average rate.
(2) Calculated using the following formula: (current period average rate – prior year period average rate) x current period average balance.
(3) For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements from the change in average notional amount of derivative contracts outstanding.  Variance due to average rate represents the change in derivative cash settlements due to the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(4) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

Interest Income
The $6 million or 2 percent increase in interest income for the three months ended August 31, 2009 as compared with the prior-year period was due to a $1 billion or 5 percent increase in average loan volume largely offset by a 14 basis point decline in the average yield earned on the portfolio due to lower interest rates on variable-rate loans.

For the three months ended August 31, 2009, we had a reduction to interest income of $13 million due to non-accrual loans compared with a reduction of $14 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $6 million for the three months ended August 31, 2009, as compared with $7 million for the prior-year period.  The telecommunications interest income was reduced by $7 million for the three months ended August 31, 2009 and 2008 as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Our interest expense increased by $22 million or 10 percent for the three months ended August 31, 2009 as compared with the prior-year period.  The increase in interest expense was primarily due to the $1,408 million, or 8 percent, increase in average debt outstanding at August 31, 2009 compared with August 31, 2008. The increase to the average balance of debt outstanding was primarily due to the prefunding of $245 million of debt that matured in July 2009 and $1,250 million of debt that matured in August 2009.  As a result of the prefunding, we incurred interest expense on the additional debt during the majority of the quarter ended August 31, 2009.

The increase in interest expense was also due to a 7 basis point increase in the weighted average cost of debt due to the following factors:
•	Higher interest rates on our collateral trust bonds. In October 2008, we issued $1 billion of collateral trust bonds at a rate of 10.375 percent.
•
We replaced some of our commercial paper with term debt which represents a higher cost of funding.  The average balance of commercial paper for the three months ended August 31, 2009 decreased 7 percent compared with the prior-year period.   Since the revolving credit lines are required to maintain backup liquidity on our commercial paper, the $500 million reduction to the 364-day revolving credit agreement in March 2009 decreased the amount of commercial paper we can have outstanding.

•
At August 31, 2009, we had $337 million of member capital securities outstanding, which represents a higher cost of funding at a fixed interest rate of 7.50 percent compared with commercial paper and private placements of debt.  We started issuing member capital securities in November 2008 so there was no impact on interest expense during the prior-year quarter.

These factors were partly offset by the following:
•	The lower interest rate environment. Lower interest rates on our variable-rate debt and commercial paper funding. Variable-rate debt represents 17 percent of total debt outstanding.
•
The 39 percent increase in the average balance of long-term private placement debt during the three months ended August 31, 2009 at an average rate of 4.08 percent, a 79 basis point reduction from the period year period.  The average rate on long-term private placement debt, including Farmer Mac and REDLG funding, was lower during the three months ended August 31, 2009 compared with other term debt in place during the prior-year period.

•
The 17 basis point decrease in the weighted average cost of funding for medium-term notes due primarily to the $804 million increase in retail notes from August 31, 2008 to August 31, 2009 that were issued at a lower rate relative to other medium-term notes.

The adjusted interest expense, which includes all derivative cash settlements, was $246 million for the three months ended August 31, 2009 compared with $220 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $16 million decrease in net interest income for the three months ended August 31, 2009 compared with the prior-year period was due primarily to the following:
•	the 8 percent increase in the average debt volume due primarily to the prefunding of maturing debt,
•	the 14 basis point decline in the yield of our loan portfolio due primarily to lower interest rates earned on variable-rate loans, and
•	the 7 basis point increase in the overall cost of debt as explained above.

The adjusted net interest income, which includes all derivative cash settlements, for the three months ended August 31, 2009 was $23 million, a decrease of $20 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of/Provision for Loan Losses
We recorded a loan loss recovery of $16 million for the three months ended August 31, 2009 compared with an $11 million provision for the prior-year period.   The recovery of loan losses during the three months ended August 31, 2009 was due to payments received on impaired loans and the net decrease in our variable interest rates from May 31, 2009 to August 31, 2009.  The remaining decrease in the loan loss allowance for the three months ended August 31, 2009 was primarily due to decreases in the outstanding loan balance and the weighted average maturity of loans in the general portfolio.  See further discussion in Allowance for Loan Losses in the Financial Condition section.

Non-interest Income
Non-interest income decreased by $4 million for the three months ended August 31, 2009 compared with the prior-year period primarily due to the decrease in cash settlements on derivative financial instruments.  The $4 million decrease in cash settlements for the three months ended August 31, 2009 was due to lower short-term interest rates during the period compared with the prior-year period as we received a variable rate on the majority of our derivative contracts.

Non-interest Expense
Non-interest expense increased by $2 million for the three months ended August 31, 2009 compared with the prior-year period primarily due to the $2 million increase in other general and administrative expense and the $2 million market adjustment of foreclosed assets, partly offset by the $2 million recovery of the guarantee liability.  We recorded a decrease to the fair value of foreclosed assets of $2 million for the three months ended August 31, 2009 based on declining collateral values.  Foreclosed assets includes land development loans and limited partnership interests in certain real estate developments.  The reduction to the fair value of the collateral supporting these land development loans during the three months ended August 31, 2009 was primarily due to lower gas prices which decreased the fair value of the underlying collateral.  The recovery of the guarantee liability during the three months ended August 31, 2009 was primarily due to the $25 million decrease in guarantees outstanding and the scheduled early redemption of a tax-exempt bond guarantee.

Net Income
The change in the items described above resulted in a net income of $16 million for the three months ended August 31, 2009, compared to net income of $13 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value, was $27 million, compared to $24 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Noncontrolling interest
Noncontrolling interest represents $0.5 million of net income for NCSC and $0.3 million of net loss for RTFC for the three months ended August 31, 2008 compared with a net loss of $1.2 million for NCSC and zero net income for RTFC during the prior-year period.  The increase in NCSC net income is primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges.  For the three months ended August 31, 2008, the ratio of earnings to fixed charges is the same calculation as TIER.  For the three months ended August 31, 2009, the fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our TIER calculation.  See Results of Operations for a discussion of TIER and adjustments that we make to the TIER calculation.

	For the three months ended August 31,
(dollar amounts in thousands)	2009	2008
Income prior to cumulative effect of
change in accounting principle	$16,433	$13,230
Add: fixed charges	242,660	220,149
Less: interest capitalized	(31)	-
Earnings available for fixed charges	$259,062	$233,379

Total fixed charges:
Interest on all debt (including amortization of
discount and issuance costs)	$242,629	$220,149
Interest capitalized	31	-
Total fixed charges	$242,660	$220,149
Ratio of earnings to fixed charges	1.07	1.06

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	August 31, 2009		May 31, 2009		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,455,260	77%	$14,812,550	74%	$642,710
Long-term variable rate loans	2,710,482	13	3,277,528	16	(567,046)
Total long-term loans	18,165,742	90	18,090,078	90	75,664
Short-term loans (2)	1,960,743	10	2,098,129	10	(137,386)
Total loans	$20,126,485	100%	$20,188,207	100%	$(61,722)

					Increase/
(dollar amounts in thousands)	August 31, 2009		May 31, 2009		(Decrease)
Loans by segment:
National Rural:
Distribution	$13,637,987	68%	$13,730,511	68%	$(92,524)
Power supply	4,256,807	21	4,268,244	21	(11,437)
Statewide and associate	91,906	-	92,578	1	(672)
National Rural total	17,986,700	89	18,091,333	90	(104,633)
RTFC	1,735,709	9	1,680,154	8	55,555
NCSC	404,076	2	416,720	2	(12,644)
Total	$20,126,485	100%	$20,188,207	100%	$(61,722)
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans, where the interest rate could be adjusted monthly or semi-monthly.

Loans outstanding remained relatively flat at August 31, 2009 when compared to May 31, 2009.

Loans converting from a variable rate to a fixed rate for the three months ended August 31, 2009 totaled $597 million, which was partially offset by loans that converted from a fixed rate to a variable rate totaling $58 million.  The significant shift in variable-rate loans converting to fixed rates was the result of the decrease of our long-term fixed rates offered during the three months ended August 31, 2009 of between 105 and 175 basis points depending on the type and maturity of the loan.  For the three months ended August 31, 2008, loans converting from a variable rate to fixed rate totaled $73 million, which was partially offset by $49 million of loans that converted from a fixed rate to a variable rate.

The following table summarizes loans and guarantees outstanding by segment:

					Increase/
(dollar amounts in thousands)	August 31, 2009		May 31, 2009
National Rural:	Amount	% of Total	Amount	% of Total	(Decrease)
Distribution	$13,875,073	65%	$13,994,595	65%	$(119,522)
Power supply	5,206,151	24	5,213,868	24	(7,717)
Statewide and associate	114,073	1	116,203	1	(2,130)
National Rural total	19,195,297	90	19,324,666	90	(129,369)
RTFC	1,736,209	8	1,680,654	8	55,555
NCSC	445,813	2	458,342	2	(12,529)
Total	$21,377,319	100%	$21,463,662	100%	$(86,343)

The following table summarizes the loans and guarantees outstanding at RTFC by type:

					Increase/
	August 31, 2009		May 31, 2009
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Rural local exchange carriers	$1,533,559	88%	$1,476,402	88%	$57,157
Cable television providers	152,020	9	152,326	9	(306)
Fiber optic network providers	8,716	1	8,126	1	590
Competitive local exchange carriers	35,300	2	37,294	2	(1,994)
Wireless providers	4,032	-	3,924	-	108
Other	2,582	-	2,582	-	-
Total	$1,736,209	100%	$1,680,654	100%	$55,555

Our members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At August 31, 2009 and May 31, 2009, loans outstanding to members in any one state or territory did not exceed 17 percent of total loans outstanding.

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

At August 31, 2009 and May 31, 2009, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding.  At August 31, 2009 and May 31, 2009, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system.  Over the past five years, our single obligor concentrations in the telecommunications portfolio have decreased resulting in outstanding loans at August 31, 2009 averaging $11 million per active, performing telecommunications borrower.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	August 31, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,801,384	18%	$3,686,956	17%	$114,428
Guarantees	274,011	1	363,883	2	(89,872)
Total credit exposure to ten largest borrowers	$4,075,395	19%	$4,050,839	19%	$24,556

Total by segment:
National Rural	$3,527,884	16%	$3,497,331	16%	$30,553
RTFC	523,761	3	523,758	3	3
NCSC	23,750	-	29,750	-	(6,000)
Total credit exposure to ten largest borrowers	$4,075,395	19%	$4,050,839	19%	$24,556

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

The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	August 31, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,715,641	13%	$2,831,111	13%	$(115,470)
Guarantees	337,360	1	347,325	2	(9,965)
Total unsecured credit exposure	$3,053,001	14%	$3,178,436	15%	$(125,435)

Total by segment:
National Rural	$2,759,045	13%	$2,875,396	14%	$(116,351)
RTFC	233,562	1	237,259	1	(3,697)
NCSC	60,394	-	65,781	-	(5,387)
Total unsecured credit exposure	$3,053,001	14%	$3,178,436	15%	$(125,435)

Pledging of Loans and Loans on Deposit
We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under the collateral trust bond indentures and the revolving debt issuance agreements with Farmer Mac.  We pledge distribution mortgage loans and permitted investments under our collateral trust bond indentures.  We pledge distribution and power supply mortgage loans under the debt issuance agreements with Farmer Mac, which permit up to 20 percent of loans pledged to be from power supply systems.  In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the REDLG program.  Distribution and power supply loans may be deposited for the REDLG program.

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

We may request the return of collateral pledged or held on deposit in excess of the 100 percent of the principal balance requirement or may move the collateral from one debt program to another to facilitate a new debt issuance, provided that all conditions of eligibility under the different programs are satisfied.

The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Total loans to members	$20,126,485	$20,188,207
Less: Total secured debt or debt requiring
collateral on deposit	(10,015,000)	(9,390,000)
Less: Excess collateral pledged or on deposit	(2,608,078)	(2,566,723)
Unencumbered loans	$7,503,407	$8,231,484

Unencumbered loans as a percentage of total loans	37%	41%

Non-performing Loans
A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

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

At August 31, 2009 and May 31, 2009, non-performing loans consist of loans to Innovative Communication Corporation (“ICC”) totaling $524 million.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to us since June 2005.  RTFC is the primary secured lender to ICC.

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

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 Restructured /Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, we believe that we have adequately reserved for our exposure to ICC at August 31, 2009.

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

At August 31, 2009 and May 31, 2009, restructured loans totaled $530 million and $538 million, respectively.  A total of $484 million and $491 million of restructured loans were on non-accrual status at August 31, 2009 and May 31, 2009, respectively.

At August 31, 2009 and May 31, 2009, restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ") were $484 million and $491 million, respectively.  All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility classified as a performing loan at both August 31, 2009 and May 31, 2009.  Total loans to CoServ at August 31, 2009 and May 31, 2009 represented in each case 2.4 percent of our total loans and guarantees outstanding.

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

Based on our analysis, we believe that we have adequately reserved for our exposure to CoServ at August 31, 2009.

At each of August 31, 2009 and May 31, 2009, we had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer is current with respect to all debt service payments at August 31, 2009 and all loans to Pioneer remain on accrual status.  National Rural is the principal creditor to Pioneer.

Based on our analysis, we believe that we have adequately reserved for our exposure to Pioneer at August 31, 2009.

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

As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available.  At August 31, 2009 and May 31, 2009, impaired loans totaled $1,049 million and $1,056 million, respectively.  At August 31, 2009 and May 31, 2009, we specifically reserved a total of $403 million and $414 million, respectively, to cover impaired loans.

The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Non-performing loans (1)	$523,761	$523,758
Percent of loans outstanding	2.60%	2.59%
Percent of loans and guarantees outstanding	2.45	2.44

Restructured loans	$530,209	$537,587
Percent of loans outstanding	2.63%	2.66%
Percent of loans and guarantees outstanding	2.48	2.50

Total non-performing and restructured loans	$1,053,970	$1,061,345
Percent of loans outstanding	5.23%	5.25%
Percent of loans and guarantees outstanding	4.93	4.94

Total non-accrual loans	$1,007,481	$1,014,585
Percent of loans outstanding	5.00%	5.03%
Percent of loans and guarantees outstanding	4.71	4.73

(1) All loans classified as non-performing were on non-accrual status.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio.  The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management's judgment, could affect the risk of loss in the loan portfolio.  We review and adjust the allowance quarterly to cover estimated probable losses in the portfolio.

Management makes recommendations to our board of directors regarding charge-offs of loan balances.  In making its recommendation to charge-off all or a portion of a loan balance, management considers various factors including cash flows and the collateral securing the loans.  Since our inception in 1969, charge-offs totaled $217 million and recoveries totaled $34 million for a net loan loss of $183 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	For the three months ended and as of		For the year ended and as of
	August 31,	August 31,	May 31,
(dollar amounts in thousands)	2009	2008	2009
Beginning balance	$622,960	$514,906	$514,906
(Recovery of) provision for loan losses	(16,171)	10,681	113,699
Net recoveries (write-offs)	50	(2,990)	(5,645)
Ending balance	$606,839	$522,597	$622,960
`
Loan loss allowance by segment:
National Rural	$606,762	$522,351	$622,851
NCSC	77	246	109
Total	$606,839	$522,597	$622,960

As a percentage of total loans outstanding	3.02%	2.70%	3.09%
As a percentage of total non-performing loans outstanding	115.86%	106.31%	118.94%
As a percentage of total restructured loans outstanding	114.45%	91.73%	115.88%
As a percentage of total loans on non-accrual	60.23%	52.07%	61.40%

Our loan loss allowance decreased $16 million from May 31, 2009 to August 31, 2009.  The reserve for impaired loans decreased by $11 million during the quarter ended August 31, 2009 due to loan repayments received on impaired loans in June 2009 and lower variable interest rates, as explained below.  The remaining decrease in the loan loss allowance for the three months ended August 31, 2009 was primarily due to decreases in the balance of loans outstanding and the weighted average maturity of loans in the general portfolio.  At August 31, 2009 and May 31, 2009, $526 million and $533 million, respectively, of the loans classified as impaired are current on the payments required under the restructured loan agreements.  There has been no principal written off on these loans.  All loans that are troubled debt restructurings are required to be classified as impaired when the interest yield on the loans after the restructure agreement is lower than the interest yield prior to the restructuring.  A total of $42 million of the impaired loans at both August 31, 2009 and May 31, 2009 have been on accrual status since the time of the restructuring.  A total of $484 million and $491 million of the impaired loans at August 31, 2009 and May 31, 2009, respectively, have been on non-accrual status since the date of restructuring.

We have agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and $0.08 million loan loss allowance required at NCSC to cover the exposure for consumer loans of $0.5 million.

Liabilities and Equity
Outstanding Debt
The following table provides a breakout of debt outstanding:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009	Increase/ (Decrease)
Short-term debt:
Commercial paper (1)	$2,750,897	$1,833,273	$917,624
Bank bid notes	225,000	255,000	(30,000)
Term loan	-	200,000	(200,000)
Long-term debt with remaining maturities less than one year	1,481,804	2,579,591	(1,097,787)
Total short-term debt	4,457,701	4,867,864	(410,163)
Long-term debt:
Collateral trust bonds	4,569,181	4,968,771	(399,590)
Notes payable	4,689,263	4,064,211	625,052
Medium-term notes	3,681,316	3,687,073	(5,757)
Total long-term debt	12,939,760	12,720,055	219,705
Subordinated deferrable debt	311,440	311,440	-
Members' subordinated certificates:
Membership certificates	642,925	642,960	(35)
Loan certificates	691,745	692,806	(1,061)
Guarantee certificates	126,194	126,193	1
Member capital securities	337,045	278,095	58,950
Total members' subordinated certificates	1,797,909	1,740,054	57,855
Total debt outstanding	$19,506,810	$19,639,413	$(132,603)

	August 31, 2009	May 31, 2009
Percentage of fixed-rate debt (2)	83%	87%
Percentage of variable-rate debt (3)	17	13
Percentage of long-term debt	77	75
Percentage of short-term debt	23	25
(1) Includes $330 million and $291 million related to the daily liquidity fund at August 31, 2009 and May 31, 2009, respectively.
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

The following table provides additional information on the debt instruments we offer and related credit ratings at August 31, 2009.

Debt Instrument	Maturity Range	Rate Options	Market	Security	Credit Rating (1)
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured	NA
Bank bid notes	Up to 3 months	Fixed rate	Bank institutions	Unsecured	NA
Commercial paper	1 to 270 days	Fixed rate	Public capital markets and members	Unsecured	P-1, A-1, F-2
Collateral trust bonds	Range from 2 years to 30 years	Fixed or variable rate	Public capital markets	Secured (2)	A1, A+, A
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured	A2, A, A-
Notes payable	Range from 1 year to 30 years	Fixed or variable rate	Private placement	Varies (3)	Varies (3)
Subordinated deferrable debt (4)	Up to 39 yrs	Fixed or variable rate	Public capital markets	Unsecured (5)	A3, BBB, BBB
Subordinated certificates	Up to 100 years (6)	Varies	Members	Unsecured (7)	NA

(1) Based on ratings defined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings, respectively.
(2) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(3) At August 31, 2009, notes payable primarily represent unsecured notes payable issued under the REDLG program and secured notes payable to Farmer Mac.  We must obtain credit ratings on certain senior secured debt from two rating agencies on an annual basis.  The most recent credit ratings obtained on Farmer Mac notes were A+ from Standard & Poor’s Corporation and A from Fitch Ratings.   Unsecured guaranteed notes payable issued under the REDLG program do not have a credit rating.  However, we must obtain one credit rating on an annual basis for REDLG notes payable without regard to the bond guarantee agreement with RUS.  The most recent credit rating obtained on REDLG notes payable without regard to the bond guarantee agreement with RUS was A by Standard and Poor’s Corporation.  We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the REDLG program.
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
(7) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

Total debt outstanding decreased by $133 million at August 31, 2009 as compared with May 31, 2009 due to the following debt maturities or paydowns:
•	Approximately $1,669 million of medium-term notes matured
•	$200 million term loan was paid off early

These factors were mostly offset by the following increases to debt outstanding:
•	$918 million to commercial paper and the daily liquidity fund,
•	$625 million in fixed-rate notes to Farmer Mac with maturities through August 2014;
•	$165 million of various member and dealer medium-term notes including retail notes, and
•	$59 million of member capital securities

Equity
The following table provides a breakout of the equity balances:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009	Increase/ (Decrease)
Membership fees	$990	$990	$-
Education fund	1,186	1,592	(406)
Members' capital reserve	187,098	187,098	-
Allocated net income	379,434	420,834	(41,400)
Unallocated net income (loss) (1)	21,199	(6,198)	27,397
Total members' equity	589,907	604,316	(14,409)
Prior years cumulative derivative forward
value and foreign currency adjustments	(103,493)	44,056	(147,549)
Year-to-date derivative forward value loss (2)	(11,155)	(147,549)	136,394
Total National Rural retained equity	475,259	500,823	(25,564)
Accumulated other comprehensive income	7,959	8,115	(156)
Total National Rural equity	483,218	508,938	(25,720)
Noncontrolling interest	10,335	10,162	173
Total equity	$493,553	$519,100	$(25,547)
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.   On June 1, 2009, National Rural implemented new accounting guidance for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at August 31, 2009 of $10 million.   Additonally, noncontrolling interest totaling $10 million was reclassified from liabilities to equity at May 31, 2009 due to the retrospective presentation and disclosure requirements of the new accounting guidance.

At May 31, 2009, based on the consolidation accounting guidance in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore did not represent a loss that was funded by National Rural.  Under prior accounting guidance, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new guidance, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted.  As a result of this new guidance, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business and the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

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

Currently, National Rural has two such board approved reserves, the cooperative educational fund and the members' capital reserve.  National Rural adjusts the net earnings it allocates to its members and board approved reserves to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation.  National Rural allocates a small portion, less than 1 percent, of net earnings annually to the cooperative educational fund.  The allocation to the cooperative educational fund must be at least 0.25 percent of net earnings as required by National Rural’s bylaws.  Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.  The board of directors determines the amount of net earnings that is allocated to the members' capital reserve, if any.  The members' capital reserve represents net earnings that are held by National Rural to increase equity retention.  The net earnings held in the members' capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by National Rural's board of directors.  All remaining net earnings are allocated to National Rural's members in the form of patronage capital.  National Rural bases the amount of net earnings allocated to each member on the members' patronage of the National Rural lending programs during the year.  There is no effect on National Rural's total equity as a result of allocating net earnings to members in the form of patronage capital or to board approved reserves.  National Rural’s board of directors has annually voted to retire a portion of the patronage capital allocated to members in prior years.  National Rural's total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board approved reserves.

At August 31, 2009, total equity decreased by $26 million from May 31, 2009 primarily due to the board authorized patronage capital retirement of $41 million partly offset by net income of $16 million.

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by National Rural’s board of directors, is to increase National Rural’s equity retention.  Under the new guidelines, National Rural will retire 50 percent of prior year’s margins and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by National Rural’s board of directors.

In July 2009, National Rural’s board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, National Rural’s board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings will be made annually as determined by National Rural’s board of directors with due regard for National Rural’s financial condition.  The board of directors for National Rural has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at August 31, 2009 and the scheduled reductions by fiscal year.

						More than 5
(dollar amounts in millions)	2010	2011	2012	2013	2014	years	Total
Long-term debt due in less than one year	$828	$654	$-	$-	$-	$-	$1,482
Long-term debt	-	1,342	1,995	382	2,202	7,019	12,940
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	17	15	53	23	16	1,435	1,559
Operating leases (2)	3	4	1	-	-	-	8
Contractual interest on long-term debt (3)	653	795	730	630	563	7,576	10,947
Total contractual obligations	$1,501	$2,810	$2,779	$1,035	$2,781	$16,341	$27,247
(1) Excludes loan subordinated certificates totaling $239 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.
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
(3) Represents the interest obligation on our debt based on terms and conditions at August 31, 2009.

Off-Balance Sheet Obligations

Guarantees
The following table provides a breakout of guarantees outstanding by type and by segment:
(dollar amounts in thousands)	August 31, 2009	May 31, 2009	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$642,640	$644,540	$(1,900)
Indemnifications of tax benefit transfers	79,187	81,574	(2,387)
Letters of credit	430,493	450,659	(20,166)
Other guarantees	98,514	98,682	(168)
Total	$1,250,834	$1,275,455	$(24,621)
Total by segment:
National Rural	$1,208,597	$1,233,333	$(24,736)
RTFC	500	500	-
NCSC	41,737	41,622	115
Total	$1,250,834	$1,275,455	$(24,621)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as we perform under our guarantee.  We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments.  At both August 31, 2009 and May 31, 2009, 73 percent of total guarantees were secured by a mortgage lien on substantially all of the system's assets and future revenues.

The decrease in total guarantees during the three months ended August 31, 2009 is primarily due to letters of credit that expired during the period and normal amortization.

At August 31, 2009 and May 31, 2009, we had recorded a guarantee liability totaling $27 million and $30 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at August 31, 2009 and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2010	2011	2012	2013	2014	Years
Guarantees (1)	$1,250,834	$321,355	$216,373	$77,771	$120,445	$49,090	$465,800
(1) On a total of $642 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At August 31, 2009, our unadvanced loan commitments totaled $13,811 million, an increase of $260 million over the $13,551 million unadvanced at May 31, 2009.  These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced.  For most long-term advances of unadvanced commitments, we confirm based on our credit underwriting policy that there have been no material adverse changes in the borrower’s financial statement condition since we approved the loan.

It would be unlikely for members to draw all of their unadvanced commitments in the near term for the following reasons:
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

Approximately $2 billion of long-term commitments are scheduled to expire if not advanced over the next three years.

Our line of credit loans generally contain material adverse change clauses.  The majority of the short-term unadvanced commitments provide working capital liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.  Approximately 58 percent and 59 percent of the unadvanced commitments at August 31, 2009 and May 31, 2009, respectively, were for short-term line of credit loans.

Unadvanced commitments are classified as contingent liabilities.  Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Due to the retrospective presentation and disclosure requirements of the accounting guidance for noncontrolling interests that we adopted on June 1, 2009, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q.  The leverage ratio for May 31, 2009 has been adjusted accordingly.  Based on this formula, the leverage ratio at August 31, 2009 was 43.95, an increase from 41.88 at May 31, 2009.  The increase in the leverage ratio is due to a decrease of $26 million in total equity offset by a decrease of $21 million in total liabilities and a decrease of $25 million in guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to calculate adjusted equity.  Due to the recent adoption of new accounting guidance on noncontrolling interests, minority interest is reported as equity on the consolidated balance sheets as of August 31, 2009 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest.

At August 31, 2009 and May 31, 2009, the adjusted leverage ratio was 6.96 and 7.11, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation.

The decrease in the adjusted leverage ratio is due to an increase of $44 million in adjusted equity, a decrease in adjusted liabilities of $71 million and a decrease of $25 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment grade ratings from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  Due to the retrospective presentation and disclosure requirements of the accounting guidance for noncontrolling interests that we adopted on June 1, 2009, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q.  The debt to equity ratio for May 31, 2009 has been adjusted accordingly.  The debt to equity ratio, based on this formula at August 31, 2009 was 41.42, an increase from 39.42 at May 31, 2009.  The increase in the debt to equity ratio is due to the decrease of $26 million in total equity offset by a decrease of $21 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity.  At August 31, 2009 and May 31, 2009, the adjusted debt to equity ratio was 6.50 and 6.63, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The decrease in the adjusted debt to equity ratio is due to the increase of $44 million in adjusted equity and a decrease of $71 million in adjusted liabilities.

Credit Ratings
Our long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents our credit ratings at August 31, 2009.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A
Senior unsecured debt	A2	A	A-
Subordinated deferrable debt	A3	BBB	BBB
Commercial paper	P-1	A-1	F-2

Guarantees:
Pooled bonds	A1	A	A-
Other bonds	A2	A	A-
Short-term	P-1	A-1	F-2

The ratings listed above are defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and can be revised or withdrawn at any time by the rating organizations.

At August 31, 2009 and through the date of this filing, Moody's Investors Service and Fitch Ratings had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook. On July 24, 2009, Fitch Ratings announced downgrades, with a stable outlook, on all of our secured and unsecured debt, which are reflected in the chart above.  On August 24, 2009, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from stable to negative.

Liquidity and Capital Resources

The following section discusses our sources and uses of liquidity.  We believe that our sources of liquidity are adequate to cover our uses of liquidity.

The table below shows projections of our sources and uses of cash by quarter through May 2011.  In analyzing our liquidity position, we track the key items identified in the chart below.   The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented.  The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change.  The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at August 31, 2009, as well as our current estimate for the prepayment of long-term loans.  The estimate of the amount and timing of long-term loan prepayments is subject to change.   We assumed a level of member medium-term notes and retail note investments that we believe is attainable based on our recent historical trend.  We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed rate loan portfolio and to allow our revolving lines of credit to provide 100% backup liquidity for our outstanding commercial paper.  The commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance.  We assumed the issuance or repayment of commercial paper to maintain excess liquidity within a range of $350 million to $450 million.

	Uses of Liquidity				Sources of Liquidity
						Debt-Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt		Internotes / medium-term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
1Q10											$ 527
2Q10	$ 212	$ 800	$ 500	$ 1,512	$ 800	$ -	$ 500	(1)	$ 125	$ 1,425	$ 440
3Q10	342	-	450	792	500	100	-		125	725	373
4Q10	274	-	525	799	425	250	-		125	800	374
1Q11	653	-	400	1,053	325	-	600		125	1,050	371
2Q11	741	-	400	1,141	325	-	750		125	1,200	430
3Q11	357	-	375	732	325	-	250		125	700	398
4Q11	245	-	400	645	325	-	250		125	700	453
(1) Represents $500 million of collateral trust bonds issued in September 2009.

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through May 31, 2011.  These estimates will change on a quarterly basis based on many factors.  We currently do not anticipate significant growth in the loan portfolio, thus our liquidity focus will be on refinancing maturing debt.  The renewal of the $1 billion 364-day revolving credit agreement, scheduled for March 2010, could also have an impact on the amount of commercial paper we can issue, and therefore could affect the timing of the issuance of term debt.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following automatic shelf registration statements for the issuance of debt:
•	Unlimited amount of collateral trust bonds until October 2010;
•	Unlimited amount of medium-term notes, member capital securities, and subordinated deferrable debt until November 2011; and
•	Daily liquidity fund until April 2010 for a total of $20 billion with a $3 billion limitation on the aggregate principal amount outstanding at any time.

In September 2009, we issued $250 million of 2.625 percent collateral trust bonds due 2012 and $250 million of 3.875 percent collateral trust bonds due 2015.  As of August 31, 2009, a total of $337 million of member capital securities had been sold.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets.  We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements.

We also have authorization from our board of directors to issue the following:
•	$1 billion of commercial paper in the European market,
•	$4 billion of medium-term notes in the European market, and
•	$2 billion of medium-term notes in the Australian market.

At August 31, 2009, there was no debt outstanding under our European or Australian programs.

Private Debt Issuance
We have access to liquidity from private debt issuances through the Farmer Mac and REDLG programs.

During the three months ended August 31, 2009, we issued the following debt totaling $625 million to Farmer Mac:
•
In June 2009, the remaining $200 million available under our February 2009 note purchase agreement with Farmer Mac was advanced in the form of variable-rate five-year notes at a blended spread over three-month LIBOR of 124.1 basis points.

•	In August 2009, we issued a $50 million three-year note at a blended spread over three-month LIBOR of 91 basis points.
•	In August 2009, we also issued a $200 million three-year note at a fixed rate of 2.91 percent and a $175 million five-year note at a fixed rate of 4.06 percent.

When Farmer Mac communicates favorable pricing indications and investor interest to us, we may elect to issue all or a portion of the $575 million that remains unadvanced at August 31, 2009 under the May 2009 note purchase agreement with Farmer Mac.  All of the Farmer Mac agreements are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total amount available under each of the agreements.

Member Loan Repayments
Repayments on long-term loans are scheduled to be $1,107 million for fiscal year 2010.  Additionally, we expect $585 million of long-term loan prepayments during fiscal year 2010 primarily due to the repayment of power supply bridge loans with RUS funding.  Scheduled repayments include loan amortization and anticipated resolutions of impaired loans based on current expectations.

Member Loan Interest Payments
During the three months ended August 31, 2009, interest income on the loan portfolio was $266 million, representing an average yield of 5.22 percent as compared with 5.36 percent for the three months ended August 31, 2008.  For the past three fiscal years, interest income on the loan portfolio has averaged $1,039 million.  At August 31, 2009, 77 percent of the total loans outstanding had a fixed rate of interest and 23 percent of loans outstanding had a variable rate of interest. At August 31, 2009, 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2009	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,125,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	1,025,000	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,150,000	$3,150,000
(1) Facility fee determined by National Rural’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts include Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  We do not expect Lehman Brothers Bank, FSB to fund our portion of the credit facility according to the agreements.

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

At August 31, 2009 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

To calculate the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments related to the accounting for derivative financial instruments and foreign currency translation.  The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus minority interest net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.  In addition to the non-cash adjustments related to the accounting for derivative financial instruments and foreign currency translation, senior debt also excludes RUS guaranteed loans, subordinated deferrable debt, members' subordinated certificates and minority interest.  Total equity is adjusted to include subordinated deferrable debt, members' subordinated certificates and minority interest.  Due to our adoption of new accounting guidance for noncontrolling interests on June 1, 2009, minority interest net income is included in total net income on the consolidated statements of operations and minority interest is reported as equity on the consolidated balance sheets for all periods presented.  As a result, it is not necessary to adjust net income to include minority interest net income or to adjust equity to include minority interest as it was in prior periods.  Senior debt includes guarantees; however, it excludes:

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

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	August 31, 2009	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.75	6.90
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At August 31, 2009 and May 31, 2009, members funded 21.1 percent and 20.5 percent, respectively, of total assets.  Below is a table showing the components of our member investments:

	August 31, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,382,745	50%	$1,226,238	67%	$156,507
Medium-term notes	638,632	15	723,009	12	(84,377)
Members' subordinated certificates	1,797,909	100	1,740,054	100	57,855
Members' equity (3)	589,907	100	604,316	100	(14,409)
Total	$4,409,193		$4,293,617		$115,576
Percentage of total assets	21.1%		20.5%
Percentage of total assets less derivative assets (3)	21.4		20.8

(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $330 million and $291 million related to the daily liquidity fund at August 31, 2009 and May 31, 2009, respectively.
(3) See the Liabilities and Equity section of Financial Condition for a breakout of members' equity.

Members held commercial paper (including the daily liquidity fund) totaling $1,383 million or approximately 50 percent of the total commercial paper and daily liquidity fund outstanding at August 31, 2009.  Member commercial paper investments have averaged $1,228 million outstanding since January 1, 2007.  Commercial paper issued through dealers and bank bid notes totaled $1,567 million and represented 8 percent of total debt outstanding at August 31, 2009.  We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2010.  We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans that were previously approved.  At August 31, 2009, we had unadvanced loan commitments totaling $13,811 million.  We do not expect to advance the full amount of the unadvanced commitments.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately $2 billion of long-term commitments are scheduled to expire if not advanced over the next three years.  Approximately 58 percent of the outstanding commitments at August 31, 2009 were for short-term or line of credit loans.  We expect to fund loan advances, either from new loans approved to members or from unadvanced commitments, totaling $1.8 billion during fiscal year 2010.

Interest Expense on Debt
For the three months ended August 31, 2009, interest expense on debt was $236 million, representing 4.75 percent of the average debt volume.  The interest expense on debt represented 4.68 percent of the average debt volume for the three months ended August 31, 2008.  For the past three fiscal years, interest expense on debt has averaged $935 million.  At August 31, 2009, a total of 83 percent of outstanding debt had a fixed interest rate and 17 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2009 and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
2010	$845,224
2011	2,010,665
2012	2,047,293
2013	405,695
2014	2,217,912
Thereafter	8,765,261
Total	$16,292,050
(1) Excludes loan subordinated certificates totaling $239 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
We have made annual retirements of our allocated patronage capital in 29 of the last 30 years.  In July 2009, the National Rural board of directors approved the allocation of a total of $83 million from fiscal year 2009 net earnings to the National Rural members.  National Rural made cash payments of $41 million to its members in September 2009 as retirement of 50 percent of allocated net earnings from the prior year as approved by the board of directors.  The remaining portion of allocated net earnings will be retained by National Rural for 25 years under new guidelines that started in June 2009.

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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members' equity maturing by year (see table on page 53).  The interest rate risk is deemed minimal on variable-rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At August 31, 2009 and May 31, 2009, 23 percent and 27 percent, respectively, of loans carried variable interest rates.

Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of 3 percent of total assets excluding derivative assets.  At August 31, 2009, we had $15,452 million of fixed-rate assets amortizing or repricing, funded by $13,825 million of fixed-rate liabilities maturing during the next 30 years and $1,775 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $148 million, or less than 1 percent of total assets and total assets excluding derivative assets, represents the fixed-rate debt and equity maturing during the next 30 years in excess of the fixed-rate assets.

Fixed-rate loans are funded with fixed-rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members' subordinated certificates and members' equity.  With the exception of members' subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.  We also use commercial paper supported by derivative instruments to fund our portfolio of fixed-rate loans.  Variable-rate assets which reprice monthly or semi-monthly are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable-rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes.  The schedule allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities, before issuance of the debt.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

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

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at August 31, 2009.

Interest Rate Gap Analysis
(Fixed-rate Assets/Liabilities)
As of August 31, 2009

	May 31,	June 1,	June 1,	June 1,	June 1,
	2010	2010 to	2012 to	2014 to	2019 to	Beyond
	or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2012	2014	2019	2029	2029	Total

Assets amortization and repricing	$1,644	$4,474	$2,487	$3,364	$2,439	$1,044	$15,452

Liabilities and members' equity:
Long-term debt	$1,421	$4,760	$2,210	$3,941	$662	$831	$13,825
Subordinated certificates	11	50	22	41	930	430	1,484
Members' equity (1)	-	-	-	15	206	70	291
Total liabilities and members' equity	$1,432	$4,810	$2,232	$3,997	$1,798	$1,331	$15,600

Gap (2)	$212	$(336)	$255	$(633)	$641	$(287)	$(148)
Cumulative gap	212	(124)	131	(502)	139	(148)
Cumulative gap as a % of total assets	1.01%	(0.59)%	0.63%	(2.40)%	0.66%	(0.71)%
Cumulative gap as a % of adjusted total assets (3)	1.03	(0.60)	0.64	(2.44)	0.68	(0.72)
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

Generally, our derivatives do not qualify for hedge accounting.  To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged.  We sell commercial paper to our members as well as to investors in the capital markets.  We set our commercial paper rates daily based on our cash requirements.  The correlation between our commercial paper rates and the 30-day composite commercial paper index has not been consistently high enough to qualify for hedge accounting.  At August 31, 2009 and May 31, 2009, we did not have any interest rate exchange agreements that were accounted for using hedge accounting.

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

At August 31, 2009 and May 31, 2009, there were no foreign currency exchange agreements outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we have entered into derivative instruments.  To mitigate this risk, we only enter into these agreements with financial institutions with investment grade ratings.  At August 31, 2009 and May 31, 2009, we were a party to derivative instruments with notional amounts totaling $11,363 million and $11,830 million, respectively.  At August 31, 2009 and May 31, 2009, the total notional exposure to any one counterparty did not exceed 13 percent and 12 percent, respectively, of total derivative instruments.  At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements.  At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor's Corporation.  Based on the fair market value of our derivative instruments at August 31, 2009, there were six counterparties that would be required to make a payment to us totaling $36 million if all of our derivative instruments were terminated on that day.  The largest amount owed to us by a single counterparty was $12 million at August 31, 2009.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At August 31, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.  See table on page 48 for National Rural's senior unsecured credit ratings as of August 31, 2009.

(dollar amounts in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings fall to Baa1/BBB+
and below (1)	$6,310,613	$(152,565)	$11,604	$(140,961)
Counterparty may terminate if ratings fall below
Baa1/BBB+ (2)	1,172,368	-	160	160
Total	$7,482,981	$(152,565)	$11,764	$(140,801)

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

In addition to the rating triggers listed above, at August 31, 2009, we had a total notional amount of $645 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $26 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.

The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2009 was $173 million.

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

At August 31, 2009, we had $2,976 million of commercial paper, daily liquidity fund, and bank bid notes scheduled to mature during the next 12 months.  Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,383 million at August 31, 2009.  Dealer commercial paper and bank bid notes of $1,567 million and non-member commercial paper of $26 million at August 31, 2009 were reduced by the $500 million issuance of collateral trust bonds in September 2009.  We currently believe that we have the market access to maintain dealer commercial paper and bank bid notes at approximately $1 billion to $1.5 billion.

At August 31, 2009, we had $3 billion in available lines of credit with financial institutions.  These revolving credit agreements provide backup liquidity for 100% of our dealer and member commercial paper.  We expect to be in compliance with the covenants under our revolving credit agreements, therefore we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We also have access to the CPFF through February 2010 where we have the capacity to issue a maximum of $3 billion of commercial paper.  At this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the dealer and member commercial paper markets.

At August 31, 2009, we had long-term debt maturing in the next 12 months totaling $1,482 million.  This amount includes $268 million of medium-term notes sold through dealers (including retail notes), $412 million of medium-term notes sold to members, $610 million of collateral trust bonds, $188 million of secured notes payable and $4 million of unsecured notes payable.   Based on past history, we expect to maintain the level of member and dealer investments in medium-term notes within a range of the current outstanding balance.  We have experienced a significant increase in demand for our retail notes since January 2009 and expect that we should be able to maintain our total retail note balance at least at the current level.  The total balance of retail notes outstanding has increased $804 million over the past 12 months to $1,055 million at August 31, 2009.  We expect to refinance the remaining $802 million of long-term debt maturing in the next 12 months through capital market and private placement issuances, our member capital securities program and our cash on hand at August 31, 2009.

We believe that our $500 million issuance of collateral trust bonds in September 2009 demonstrates that our access to the capital markets remains strong.  Secured notes payable scheduled to mature in the next twelve months were issued under revolving credit facilities with Farmer Mac that allow us to borrow, repay and re-borrow funds as market conditions permit.  We had $575 million available under revolving note purchase agreements with Farmer Mac at August 31, 2009, subject to market conditions.  Our members also continue to support the member capital securities program with the sale of $337 million securities as of August 31, 2009.  In addition, we had $527 million of cash on hand to meet our maturing obligations at August 31, 2009.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, however we expect loans outstanding to remain relatively stable during fiscal year 2010.  We also face liquidity risk in our ability to renew our revolving credit agreements at current commitment levels.  Our $1.0 billion 364-day revolving credit agreement matures in March 2010.  If we are not able to renew this agreement at the current commitment level, it would reduce the amount commercial paper funding we could obtain in the future.

At August 31, 2009, we were the guarantor and liquidity provider for $642 million of tax-exempt bonds issued for our member cooperatives.  During the three months ended August 31, 2009, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

For additional information about the risks related to our business, see Item 1A. Risk Factors in this Form 10-Q.

Non-GAAP Financial Measures

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP.  These non-GAAP adjustments fall primarily into two categories:  (1) adjustments related to the calculation of the TIER ratio, and (2) adjustments related to the calculation of leverage and debt to equity ratios.  These adjustments reflect management's perspective on our operations, and in several cases, adjustments used to measure covenant compliance under our revolving credit agreements, and therefore we believe these are useful financial measures for investors.  We refer to our non-GAAP financial measures as "adjusted" throughout this document.

Adjustments to Net Income and the Calculation of the TIER Ratio

The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and net income and these financial measures adjusted to exclude the effect of derivatives for the three months ended August 31, 2009 and August 31, 2008.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2009 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest net income is included in total net income on the consolidated statement of operations on August 31, 2009 and 2008.  As a result, it is not necessary to adjust net income to include minority interest net income as it was in prior periods.  As required, we have reflected changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q, including the adjusted net income and TIER calculations for the three months ended August 31, 2008.

	For the three months ended August 31,
	2009	2008
(dollar amounts in thousands)
Interest expense	$(242,629)	$(220,149)
Derivative cash settlements	(3,494)	431
Adjusted interest expense	$(246,123)	$(219,718)

Net interest income	$26,828	$42,968
Derivative cash settlements	(3,494)	431
Adjusted net interest income	$23,334	$43,399

Income prior to income taxes	$16,465	$12,470
Derivative forward value	10,834	11,028
Adjusted income prior to income taxes	$27,299	$23,498

Net income prior to cumulative effect of change in accounting principle	$16,433	$13,230
Derivative forward value	10,834	11,028
Adjusted net income	$27,267	$24,258

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the three months ended August 31,
	2009	2008
TIER	1.07	1.06
Adjusted TIER	1.11	1.11

Adjustments to the Calculation of Leverage and Debt to Equity
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity. Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest is reported as equity on the consolidated balance sheets as of August 31, 2009 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest in the leverage and debt to equity ratio as it was in prior periods.   As required, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q including the leverage and debt to equity ratios at May 31, 2009.

Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2009 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	August 31, 2009	May 31, 2009
Liabilities	$20,443,019	$20,463,605
Less:
Derivative liabilities	(486,847)	(493,002)
Debt used to fund loans guaranteed by RUS	(242,966)	(243,997)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,797,909)	(1,740,054)
Adjusted liabilities	$17,603,857	$17,675,112
Total equity	$493,553	$519,100
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	103,493	(44,056)
Year-to-date derivative forward value loss (1)	11,155	147,549
Accumulated other comprehensive income	(7,959)	(8,115)
Plus:
Subordinated certificates	1,797,909	1,740,054
Subordinated deferrable debt	311,440	311,440
Adjusted equity	$2,709,591	$2,665,972

Guarantees	$1,250,834	$1,275,455
(1) Represents the derivative forward value loss recorded by National Rural for the year-to-date period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.

	August 31, 2009	May 31, 2009
Leverage ratio	43.95	41.88
Adjusted leverage ratio	6.96	7.11

Debt to equity ratio	41.42	39.42
Adjusted debt to equity ratio	6.50	6.63

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 52.

Item 4.                Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act").  At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2009 for information regarding factors that could affect our results of operations, financial condition and liquidity.  There have been no changes to our risk factors during the quarter ended August 31, 2009.

Item 6.	Exhibits

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 14, 2009