Form 10-Q
period 2009-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2010-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2009

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

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
  (in thousands)

  A S S E T S

	November 30, 2009	May 31, 2009

Cash and cash equivalents	$355,900}	$504,999

Restricted cash	17,598}	8,207

Investments in equity securities	73,076}	47,000

Loans to members	19,732,902}	20,192,309
Less: Allowance for loan losses	(608,458)	(622,960)
Loans to members, net	19,124,444}	19,569,349

Accrued interest and other receivables	225,800}	260,428

Fixed assets, net	48,843}	43,162

Debt service reserve funds	45,662}	46,662

Bond issuance costs, net	50,856}	50,414

Foreclosed assets, net	47,579}	48,721

Derivative assets	429,401}	381,356

Other assets	18,767}	22,407

	$20,437,926}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2009	May 31, 2009

Short-term debt	$4,187,659}	$4,867,864

Accrued interest payable	226,539}	249,601

Long-term debt	12,784,373}	12,720,055

Deferred income	19,445}	18,962

Guarantee liability	25,113}	29,672

Other liabilities	32,895}	32,955

Derivative liabilities	544,655}	493,002

Subordinated deferrable debt	311,440}	311,440

Members' subordinated certificates:
Membership subordinated certificates	643,148}	642,960
Loan and guarantee subordinated certificates	786,633}	818,999
Member capital securities	360,425}	278,095
Total members' subordinated certificates	1,790,206}	1,740,054

Commitments and contingencies

CFC equity:
Retained equity	499,066}	500,823
Accumulated other comprehensive income	7,789}	8,115
Total CFC equity	506,855}	508,938
Noncontrolling interest	8,746}	10,162
Total equity	515,601}	519,100

	$20,437,926}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(in thousands)

Three months ended			Six months ended
November 30,			November 30,
2009		2008	2009	2008

Interest income	$264,919}	$266,746	$534,376}	$529,863
Interest expense	(226,977)	(234,187)	(469,606)	(454,336)

Net interest income	37,942}	32,559	64,770}	75,527

(Provision for) recovery of loan losses	(1,577)	(126,311)	14,594}	(136,992)

Net interest income (loss) after (provision for) recovery of loan losses	36,365}	(93,752)	79,364}	(61,465)

Non-interest income:
Fee and other income	4,106}	2,737	7,840}	6,319
Derivative cash settlements	(10,706)	12,503	(14,200)	12,934
Results of operations of foreclosed assets	21}	1,211	608}	2,457

Total non-interest income	(6,579)	16,451	(5,752)	21,710

Non-interest expense:
Salaries and employee benefits	(9,766)	(9,912)	(19,684)	(19,763)
Other general and administrative expenses	(6,650)	(5,182)	(13,758)	(9,924)
Recovery of (provision for) guarantee liability	821}	(5,686)	3,216}	(4,981)
Derivative forward value	7,562}	(139,383)	(3,272)	(150,411)
Market adjustment on foreclosed assets	-}	(153)	(1,750)	(153)
Other	(175)	(138)	(321)	(298)

Total non-interest expense	(8,208)	(160,454)	(35,569)	(185,530)

Income (loss) prior to income taxes	21,578}	(237,755)	38,043}	(225,285)

Income tax benefit	841}	6,400	809}	7,160

Net income (loss)	22,419}	(231,355)	38,852}	(218,125)

Less: Net loss attributable to the noncontrolling interest	1,568}	1,738	1,377}	2,979

Net income (loss) attributable to CFC	$23,987}	$(229,617)	$40,229}	$(215,146)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2009 and 2008

			National	Accumulated	National				Membership
			Rural	Other	Rural		Members'	Patronage	Fees and
		Noncontrolling	Total	Comprehensive	Retained	Unallocated	Capital	Capital	Education
	Total	Interest	Equity	Income (Loss)	Equity	Net Income	Reserve	Allocated	Fund
Six months ended November 30, 2009:
Balance as of May 31, 2009	$519,100}	$10,162}	$508,938}	$8,115}	$500,823}	$(109,691)	$187,098}	$420,834}	$2,582}
Patronage capital retirement	(41,400)	-}	(41,400)	-}	(41,400)	-}	-}	(41,400)	-}
Net income (loss)	38,852}	(1,377)	40,229}	-}	40,229}	40,229}	-}	-}	-}
Other comprehensive loss	(340)	(14)	(326)	(326)	-}	-}	-}	-}	-}
Other	(611)	(25)	(586)	-}	(586)	-}	-}	-}	(586)
Balance as of November 30, 2009	$515,601}	$8,746}	$506,855}	$7,789}	$499,066}	$(69,462)	$187,098}	$379,434}	$1,996}

Six months ended November 30, 2008:
Balance as of May 31, 2008	$680,212}	$14,247}	$665,965}	$8,827}	$657,138}	$44,003}	$187,409}	$423,249}	$2,477}
Patronage capital retirement	(85,454)	-	(85,454)	-	(85,454)	-	(217)	(85,237)	-
Net loss	(218,125)	(2,979)	(215,146)	-	(215,146)	(215,146)	-	-	-
Other comprehensive loss	(411)	(12)	(399)	(399)	-	-	-	-	-
Other	(609)	4}	(613)	-	(613)	-	(93)	93}	(613)
Balance as of November 30, 2008	$375,613}	$11,260}	$364,353}	$8,428}	$355,925}	$(171,143)	$187,099}	$338,105}	$1,864}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$38,852}	$(218,125)
Add (deduct):
Amortization of deferred income	(3,087)	(3,273)
Amortization of bond issuance costs and deferred charges	10,842}	5,102
Depreciation	1,069}	1,176
Provision for (recovery of) loan losses	(14,594)	136,992
Provision for (recovery of) guarantee liability	(3,216)	4,981
Results of operations of foreclosed assets	(608)	(2,457)
Market adjustment on foreclosed assets	1,750}	153
Derivative forward value	3,272}	150,411
Purchases of trading securities	-}	(71,405)
Sales of trading securities	-}	59,870
Changes in operating assets and liabilities:
Accrued interest and other receivables	25,375}	(49,542)
Accrued interest payable	(23,062)	30,856
Other	(3,382)	6,763

Net cash provided by operating activities	33,211}	51,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(3,781,896)	(4,943,573)
Principal collected on loans	4,212,578}	4,402,006
Net investment in fixed assets	(6,750)	760
Net proceeds from sale of loans	28,626}	-
Investments in equity securities	(26,089)	-
Change in restricted cash	(9,391)	5,374

Net cash provided by (used in) investing activities	417,078}	(535,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments) issuances of short-term debt, net	(237,818)	253,271
Proceeds from issuance of long-term debt, net	1,502,215}	3,237,972
Payments for retirement of long-term debt	(1,885,195)	(2,695,698)
Proceeds from issuance of members' subordinated certificates	103,262}	71,675
Payments for retirement of members' subordinated certificates	(38,524)	(9,345)
Payments for retirement of patronage capital	(43,328)	(78,479)

Net cash (used in) provided by financing activities	(599,388)	779,396

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149,099)	295,465
BEGINNING CASH AND CASH EQUIVALENTS	504,999}	177,809
ENDING CASH AND CASH EQUIVALENTS	$355,900}	$473,274

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

For the Six Months Ended November 30, 2009 and 2008

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$481,827	$418,575
Cash paid for income taxes	206	52

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$675
Patronage capital applied against loan balances	-	15
Membership fee applied against loan balances	1	-
Net decrease in debt service reserve funds/debt service reserve certificates	(4,673)	(4,658)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation (referred to as "CFC," "we," "our," or "us") is a private, cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS") of the United States Department of Agriculture.  CFC makes loans to its rural utility system members ("utility members") to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code. As a member owned cooperative, our objective is not to maximize net income, but to offer our members financial products and services at the lowest cost that is consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a private cooperative association in the state of South Dakota in September 1987.  In February 2005, RTFC reincorporated as a cooperative association in the District of Columbia.  RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates.  As a member owned cooperative, RTFC’s objective is not to maximize its net income, but to offer its members financial products and services at the lowest cost that is consistent with sound financial management.  RTFC's results of operations and financial condition are consolidated with CFC in the accompanying financial statements.  RTFC is headquartered with CFC in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a private cooperative association.  NCSC’s principal purpose is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC.  NCSC is a member-owned finance cooperative, therefore its objective is not to maximize its net income, but to offer its members financial products and services at the lowest cost that is consistent with sound financial management.  NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership.  NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements.  NCSC is headquartered with CFC in Herndon, Virginia.  NCSC is a taxable corporation.

Our consolidated membership totaling 1,518 members at November 30, 2009 is made up of:
•	831 distribution systems and 68 generation and transmission ("power supply") systems, totaling 899 utility members, the majority of which are consumer-owned electric cooperatives;
•	495 telecommunications members;
•	65 service members; and
•	59 associates.
Our members are located in 49 states, the District of Columbia and two U.S. territories.  Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

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

(b)       Principles of Consolidation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions, after elimination of intercompany accounts and transactions.  We are required to consolidate the financial results of RTFC and NCSC because we are the primary beneficiary of variable interests in RTFC and NCSC due to our exposure to absorbing the majority of expected losses.

CFC is the sole lender to and manages the lending activities and business affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays CFC a fee to reimburse RTFC for its loan losses.  All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate relationship with CFC.  RTFC members elect directors to the RTFC board based on one vote for each member.

CFC is the primary source of funding to and manages the lending and financial affairs of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party.  NCSC funds its lending programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC.  In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.  Under a guarantee agreement, NCSC pays CFC a fee to reimburse NCSC for its loan losses, excluding losses in the consumer loan program.  All loans that require NCSC board approval also require CFC approval.  CFC controls the nomination process for one out of 11 NCSC directors.  NCSC members elect directors to the NCSC board based on one vote for each member.  NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party.  At November 30, 2009, CFC had guaranteed $329 million of NCSC debt, derivative instruments and guarantees with third parties.  The maturities for NCSC obligations guaranteed by CFC run through 2031.  At November 30, 2009, CFC's maximum potential exposure totaled $345 million for guarantees of NCSC debt, derivatives and guarantees with third parties.  Guarantees related to NCSC debt and derivative instruments are not included in Note 10, Guarantees at November 30, 2009 as the debt and derivatives are reported on the consolidated balance sheet.  At November 30, 2009, CFC had $0.6 million of guarantees of RTFC debt to third party creditors.  All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At November 30, 2009, RTFC had total assets of $1,896 million including loans outstanding to members of $1,718 million and NCSC had total assets of $405 million including loans outstanding of $361 million.  At November 30, 2009, CFC had committed to lend RTFC up to $4 billion of which $1,706 million was outstanding.  At November 30, 2009, CFC had committed to provide up to $1.5 billion of credit to NCSC of which $459 million was outstanding, representing $130 million of outstanding loans and $329 million of credit enhancements.

CFC has established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions.   CFC owns and controls all of these entities and therefore consolidates their financial results.  CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the entity formed for loan securitization transactions.

Unless stated otherwise, references to “we,” “our,” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

Based on the accounting guidance governing consolidations, affiliate equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet and the subsidiary earnings controlled by RTFC and NCSC is net income attributable to the noncontrolling interest on the consolidated statement of operations.

(c)          Use of Estimates

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

(d)          Subsequent Events

We evaluated all subsequent events that occurred after the balance sheet date and through the date our unaudited consolidated financial statements were issued on January 13, 2010.

(e)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2009.  Fees and other income totaling $2 million and $6 million for the three and six months ended November 30, 2008, respectively, have been reclassified from interest income to the fee and other income line of non-interest income on the consolidated statements of operations to conform with the November 30, 2009 presentation.  Other expense totaling $0.2 million for the six months ended November 30, 2008 has been reclassified from interest expense to the other expense line item in non-interest expense on the consolidated statements of operations to conform with the November 30, 2009 presentation.

(f)         Interest Income

The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Interest on long-term fixed rate loans (1)	$225,550}	$224,261	$449,076}	$448,663
Interest on long-term variable rate loans (1)	21,686}	18,469	48,251}	33,649
Interest on short-term loans (1)	14,641}	20,942	30,676}	40,446
Interest on investments (2)	1,329}	1,444	2,986}	3,625
Fee income	1,713}	1,630	3,387}	3,480
Total interest income	$264,919}	$266,746	$534,376}	$529,863
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash and trading securities.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $14 million and $16 million at November 30, 2009 and May 31, 2009, respectively.

(g)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Interest expense (1):
Commercial paper and bank bid notes	$1,964}	$23,638	$5,186}	$40,076
Medium-term notes	65,902}	81,055	150,497}	161,513
Collateral trust bonds	81,585}	68,035	160,178}	130,955
Subordinated deferrable debt	4,915}	4,915	9,831}	9,831
Subordinated certificates	19,787}	12,831	38,807}	25,248
Long-term private debt	47,568}	38,916	93,554}	78,355
Debt issuance costs (2)	2,625}	2,391	5,605}	4,526
Fee expense (3)	2,631}	2,406	5,948}	3,832
Total interest expense	$226,977}	$234,187	$469,606}	$454,336
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method.  Also includes issuance costs related to dealer commercial paper which are recognized as incurred
(3) Includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements.  Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.

We do not include indirect costs, if any, related to funding activities in interest expense.

(h)          Comprehensive Income

Comprehensive income includes our net income, as well as other comprehensive income related to derivatives.  Comprehensive income is calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Net income (loss)	$22,419	$(231,355)	$38,852}	$(218,125)
Other comprehensive income:
Unrealized loss on securities	(12)	-	(12)	-
Less: Realized gain on derivatives	(166)	(212)	(328)	(411)
Comprehensive income (loss)	22,241	(231,567)	38,512}	(218,536)
Less: Comprehensive loss attributable to the
noncontrolling interest	1,576	1,745	1,391}	2,991
Comprehensive income (loss) attributable to CFC	$23,817	$(229,822)	$39,903}	$(215,545)

Due to our adoption of new accounting guidance related to noncontrolling interest on June 1, 2009, our consolidated comprehensive income for the three and six months ended November 30, 2008 was adjusted to include comprehensive income attributable to our noncontrolling interest.

(2)         Investments in Equity Securities

Our investments in equity securities at November 30, 2009 and May 31, 2009 includes Farmer Mac Series B-1 preferred stock and Farmer Mac Series C preferred stock totaling $73 million.  The preferred stock is valued at cost.  At November 30, 2009, our investments in equity securities also include investments in Farmer Mac Series A common stock totaling less than $1 million, which is accounted for as available-for-sale securities and recorded in the consolidated balance sheets at fair value.

(3)         Loans and Commitments

Loans to members bear interest at rates determined from time to time by us after considering our interest expense, operating expenses, provision for loan losses and the maintenance of reasonable earnings levels.  As a member-owned cooperative, our objective is to set interest rates at the lowest level we consider to be consistent with sound financial management.

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	November 30, 2009			May 31, 2009
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans (4)	$15,185,508}	$	-}	$14,602,365	$-
Long-term variable-rate loans (4)	2,574,801}		5,594,800}	3,243,716	5,609,977
Loans guaranteed by RUS	239,482}		-}	243,997	-
Short-term loans	1,729,503}		8,319,095}	2,098,129	7,941,146
Total loans outstanding	19,729,294}		13,913,895}	20,188,207	13,551,123
Deferred origination fees	3,608}		-}	4,102	-
Less: Allowance for loan losses	(608,458)		-}	(622,960)	-
Net loans outstanding	$19,124,444}		$13,913,895}	$19,569,349	$13,551,123

Total by segment (2):
CFC:
Distribution	$13,536,574}		$9,467,148}	$13,730,511	$9,472,849
Power supply	4,024,587}		3,560,065}	4,268,244	3,178,471
Statewide and associate	89,072}		120,081}	92,578	152,701
CFC total	17,650,233}		13,147,294}	18,091,333	12,804,021
RTFC	1,717,962}		446,428}	1,680,154	457,022
NCSC	361,099}		320,173}	416,720	290,080
Total loans outstanding	$19,729,294}		$13,913,895}	$20,188,207	$13,551,123

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
(2) Includes non-performing and restructured loans.
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

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	November 30, 2009			May 31, 2009
(dollar amounts in thousands)	Loans		Unadvanced	Loans	Unadvanced
	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2):
RTFC:
Long-term fixed-rate loans	$8,960}	$	-}	$8,960	$-
Long-term variable-rate loans	457,504}		-}	457,504	-
Short-term loans	57,385}		-}	57,294	-
Total non-performing loans	$523,849}	$	-}	$523,758	$-

Restructured loans (2):
CFC:
Long-term fixed-rate loans (3)	$41,726}	$	-}	$41,907	$-
Long-term variable-rate loans (3)	476,612}		186,673}	490,827	186,673
Short-term loans	-}		12,500}	-	12,500
CFC total restructured loans	518,338}		199,173}	532,734	199,173

RTFC:
Long-term fixed-rate loans	4,488}		-}	4,853	-
Total restructured loans	$522,826}		$199,173}	$537,587	$199,173
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

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below:

	For the six months ended and as of November 30,		For the year ended and as of
(dollar amounts in thousands)	2009	2008	May 31, 2009
Balance at beginning of period	$622,960}	$514,906	$514,906
(Recovery of) provision for loan losses	(14,594)	136,992	113,699
Charge-offs	(56)	(3,118)	(5,988)
Recoveries	148}	166	343
Balance at end of period	$608,458}	$648,946	$622,960

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	November 30, 2009				May 31, 2009
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,568,846}	96%	$616,662}	4%	$14,044,469	96%	$557,896	4%
Long-term variable-rate loans	2,301,177}	89	273,624}	11	2,835,451	87	408,265	13
Loans guaranteed by RUS	239,482}	100	-}	-	243,997	100	-	-
Short-term loans	234,430}	14	1,495,073}	86	233,179	11	1,864,950	89
Total loans	$17,343,935}	88	$2,385,359}	12	$17,357,096	86	$2,831,111	14

Total by segment:
CFC	$15,572,397}	88%	$2,077,836}	12%	$15,562,761	86%	$2,528,572	14%
RTFC	1,474,350}	86	243,612}	14	1,443,395	86	236,759	14
NCSC	297,188}	82	63,911}	18	350,940	84	65,780	16
Total loans	$17,343,935}	88	$2,385,359}	12	$17,357,096	86	$2,831,111	14

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds (“CREBs”) and notes payable to the Federal Agricultural Mortgage Corporation ("Farmer Mac") (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$4,000,398}	$4,176,760
Collateral trust bonds outstanding	3,500,000}	3,000,000

1994 indenture
Distribution system mortgage notes	$2,235,215}	$2,308,713
RUS guaranteed loans qualifying as permitted investments	209,262}	211,337
Total pledged collateral	$2,444,477}	$2,520,050
Collateral trust bonds outstanding	2,185,000}	2,190,000

1972 indenture
Cash	$2,032}	$2,032
Collateral trust bonds outstanding	1,736}	1,736

Farmer Mac:
Utility system notes	$2,228,800}	$1,488,929
Farmer Mac notes payable	1,825,000}	1,200,000

CREBs:
Utility system notes	$35,651}	$-
CREB’s notes payable	28,908}	-

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank ("FFB") of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Utility system mortgage notes on deposit	$3,699,532}	$3,770,983
REDLG notes payable	3,000,000}	3,000,000

The $3 billion of notes payable to the FFB at November 30, 2009 and May 31, 2009 contain a rating trigger related to our senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,700 million at

November 30, 2009, would be pledged as collateral rather than held on deposit.  At November 30, 2009 and May 31, 2009, our senior secured debt ratings were above the rating trigger threshold.

A total of $2 billion of notes payable to the FFB at November 30, 2009 and May 31, 2009 have a second trigger requiring that a director on the CFC board satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days.  If we do not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,476 million at November 30, 2009, would be pledged as collateral rather than held on deposit.  The financial expert position on CFC’s board of directors has been filled since March 2007.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are recorded at cost and are evaluated periodically for impairment.   These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at November 30, 2009 and May 31, 2009.

The activity for foreclosed assets is summarized below:

	Six months ended November 30,		Year ended
(dollar amounts in thousands)	2009	2008	May 31, 2009
Beginning balance	$48,721}	$58,961	$58,961
Results of operations	608}	2,457	3,774
Net cash provided by foreclosed assets	-}	-	(6,000)
Market adjustment	(1,750)	(153)	(8,014)
Ending balance	$47,579}	$61,265	$48,721

The balance of foreclosed assets includes land development loans and limited partnership interests in certain real estate developments for all periods presented.  In the first quarter of fiscal year 2010, we had a $2 million reduction in the fair value of the collateral supporting these land development loans primarily due to lower gas prices which decreased the fair value of the underlying collateral.  There was no further reduction in the second quarter of fiscal year 2010 due to a recovery in gas prices offsetting a reduction in commercial property values.  At November 30, 2009, both land development loans were impaired and on non-accrual status.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Short-term debt:
Commercial paper sold through dealers, net of discounts	$338,492}	$594,533
Commercial paper sold directly to members, at par	1,016,673}	934,897
Commercial paper sold directly to non-members, at par	57,585}	12,502
Total commercial paper	1,412,750}	1,541,932
Daily liquidity fund sold directly to members	537,705}	291,341
Term loan	-}	200,000
Bank bid notes	100,000}	255,000
Subtotal short-term debt	2,050,455}	2,288,273

Long-term debt maturing within one year:
Medium-term notes sold through dealers	406,030}	1,674,760
Medium-term notes sold to members	425,669}	502,396
Secured collateral trust bonds	1,111,241}	209,985
Secured notes payable	189,607}	187,800
Unsecured notes payable	4,657}	4,650
Total long-term debt maturing within one year	2,137,204}	2,579,591
Total short-term debt	$4,187,659}	$4,867,864

We issue commercial paper for periods of one to 270 days.  We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes.  We do not pay a commitment fee for bank bid notes.  The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,016,313	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts as of November 30, 2009 exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  These amounts were assigned to NCSC by Lehman Brothers Bank, FSB in September 2009 and are eliminated in consolidation.

At November 30, 2009 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	November 30, 2009	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.52	6.90

(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,306,844}	$3,469,580
Medium-term notes sold to members	201,869}	220,613
Subtotal	3,508,713}	3,690,193
Unamortized discount	(2,762)	(3,120)
Total unsecured medium-term notes	3,505,951}	3,687,073

Unsecured notes payable	3,053,705}	3,053,705
Unamortized discount	(1,590)	(1,694)
Total unsecured notes payable	3,052,115}	3,052,011
Total unsecured long-term debt	6,558,066}	6,739,084

Secured long-term debt:
Collateral trust bonds	4,575,000}	4,981,736
Unamortized discount	(12,994)	(12,965)
Total secured collateral trust bonds	4,562,006}	4,968,771
Secured notes payable	1,664,301}	1,012,200
Total secured long-term debt	6,226,307}	5,980,971
Total long-term debt	$12,784,373}	$12,720,055

Medium-term notes are our unsecured obligations.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure our collateral trust bonds.  See Note 5, Short-Term Debt and Credit Arrangements for the portion of long-term debt maturing within one year.

Unsecured Notes Payable
At November 30, 2009 and May 31, 2009, we had unsecured notes payable totaling $3 billion outstanding under a bond purchase agreement with the FFB and a bond guarantee agreement with RUS as part of the funding mechanism for the REDLG program.  As part of the REDLG program, we pay RUS a fee of 30 basis points per year on the total amount borrowed.  At November 30, 2009, the $3 billion of unsecured notes payable issued as part of the REDLG program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
Details about our note purchase agreements and outstanding notes payable with Farmer Mac are shown below.
		Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Amount Available	November 30, 2009	May 31, 2009
December 2008 (1)	$500,000	$500,000	$500,000
February 2009	500,000	500,000	300,000
March 2009 (1)	400,000	400,000	400,000
May 2009	1,000,000	425,000	-
Total	$2,400,000	$1,825,000	$1,200,000
(1) Includes $100 million and $87.8 million of secured notes payable with Farmer Mac that were classified as short-term debt at November 30, 2009 and May 31, 2009, respectively, under the December 2008 and March 2009 note purchase agreements, respectively.

All of the agreements with Farmer Mac are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total available under each agreement.  All of the agreements require us to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable to Farmer Mac.  These agreements also require us to purchase Farmer Mac Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements.  See Note 2, Investments in Equity Securities, for additional information about the Farmer Mac preferred stock that we purchased.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
NRN 6.75% due 2043 (1)	$125,000	$125,000
NRC 6.10% due 2044 (2)	88,201	88,201
NRU 5.95% due 2045 (3)	98,239	98,239
Total	$311,440	$311,440
(1) Callable by CFC at par starting on February 15, 2008.
(2) Callable by CFC at par starting on February 1, 2009.
(3) Callable by CFC at par starting on February 15, 2010.

(8)	Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments.  We utilize derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk.

Consistent with the accounting guidance for derivative financial instruments, we record derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments are recognized in the derivative forward value line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  Generally, our derivative instruments do not qualify for hedge accounting under the accounting guidance for derivative financial instruments.  At November 30, 2009 and 2008 and May 31, 2009, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the types and notional amounts of our interest rate swaps:

	Notional Amounts Outstanding
(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Pay fixed-receive variable	$5,869,599}	$6,506,603
Pay variable-receive fixed	5,551,440}	5,323,239
Total interest rate swaps	$11,421,039}	$11,829,842

Income and losses recorded for our interest rate swaps are summarized below:

	Three months ended		Six months ended
	November 30,		November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Statement of operations:
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$(10,706)	$12,503	$(14,200)	$12,934
Derivative forward value	7,562}	(139,383)	(3,272)	(150,411)
Total loss on derivative instruments	$(3,144)	$(126,880)	$(17,472)	$(137,477)

Comprehensive income:
Amortization of transition adjustment	$(166)	$(212)	$(328)	$(411)

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

We classify cash activity associated with interest rate swaps as an operating activity in the consolidated statements of cash flows.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.  At November 30, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.

	Notional	Required Company	Amount Company	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Rating Level:
Mutual rating trigger if ratings fall to
Baa1/BBB+ and below (1)	$6,904,235}	$(111,256)	$23,527}	$(87,729)}
Counterparty may terminate if ratings
fall below Baa1/BBB+ (2)	1,319,280}	-}	8,754}	8,754}
Total	$8,223,515}	$(111,256)	$32,281}	$(78,975)

(1) Stated senior unsecured credit ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.
(2) Stated senior unsecured credit ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  The rating trigger provisions on the interest rate swaps with one counterparty allow the counterparty to terminate the agreements based on our credit rating, but we do not have the right to terminate based on the counterparty’s credit rating.

In addition to the rating triggers listed above, at November 30, 2009, we had a total notional amount of $745 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $25 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2009 was $131 million.

(9)          Equity

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by our board of directors, is to increase equity retention.  Under the new guidelines, we will retire 50 percent of prior year’s allocated patronage capital and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by our board of directors.

In July 2009, our board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, our board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings may be made annually as determined by our board of directors with due regard for our financial condition.  Our board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.   On June 1, 2009, we implemented new accounting guidance for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at November 30, 2009 of $9 million.  In accordance with the retrospective presentation and disclosure requirements, noncontrolling interest on the consolidated balance sheet at May 31, 2009 was reclassified from long-term liabilities to equity attributable to noncontrolling interests, increasing the total of consolidated equity by $10 million.  Additionally, the net loss attributable to the noncontrolling interest totaling $2 million and $3 million for the three and six month periods ended November 30, 2008, respectively, has been included in net income reported on the consolidated statement of operations to conform with the November 30, 2009 presentation.  The change in presentation for noncontrolling interests is reflected in our footnote disclosures for all periods presented in this Form 10-Q where applicable.

At May 31, 2009, based on the consolidation accounting guidance in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore does not represent a loss that was funded by us.  Under prior accounting guidance, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new guidance, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at November 30, 2009 is not permitted.  As a result of this new guidance, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business.  Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Equity includes the following components:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Membership fees	$991}	$990
Education fund	1,005}	1,592
Members' capital reserve	187,098}	187,098
Allocated net income	379,434}	420,834
Unallocated net income (loss) (1)	34,956}	(6,198)
Total members' equity	603,484}	604,316
Prior years cumulative derivative forward
value and foreign currency adjustments	(103,493)	44,056
Year-to-date derivative forward value loss (2)	(925)	(147,549)
Total CFC retained equity	499,066}	500,823
Accumulated other comprehensive income	7,789}	8,115
Total CFC equity	506,855}	508,938
Noncontrolling interest	8,746}	10,162
Total equity	$515,601}	$519,100
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Total by type:
Long-term tax-exempt bonds (1)	$609,030}	$644,540
Indemnifications of tax benefit transfers (2)	76,936}	81,574
Letters of credit (3)	410,450}	450,659
Other guarantees (4)	99,323}	98,682
Total	$1,195,739}	$1,275,455

Total by segment:
CFC:
Distribution	$207,882}	$264,084
Power supply	910,423}	945,624
Statewide and associate	22,061}	23,625
CFC total	1,140,366}	1,233,333
RTFC	637}	500
NCSC	54,736}	41,622
Total	$1,195,739}	$1,275,455
(1) The maturities for this type of guarantee run through 2042.  Amounts in the table represent the outstanding principal amount of the guaranteed bonds.  At November 30, 2009, our maximum potential exposure for the $1 million of fixed-rate tax-exempt bonds is $1 million, representing principal and interest.  CFC is unable to determine the maximum amount of interest that it could be required to pay related to the remaining adjustable and floating-rate bonds.  See below for further information about this type of guarantee.  Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision.  This would limit our exposure to future interest payments on these bonds.  Our maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse us for any guarantee payments will be treated as a long-term loan.
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
(3) The maturities for this type of guarantee run through 2024.  Additionally, letters of credit totaling $5 million at November 30, 2009 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The amounts shown represent CFC’s maximum potential exposure, of which $196 million is secured at November 30, 2009.  When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $31 million of letters of credit would be reduced to $9 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested with us. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $422 million in letters of credit to third parties for the benefit of our members at November 30, 2009.  At May 31, 2009, this amount was $440 million.
(4) The maturities for this type of guarantee run through 2015.  The amounts shown represent our maximum potential exposure, which is unsecured.

At November 30, 2009 and May 31, 2009, we had a total of $313 million and $347 million of guarantees, representing 26 percent and 27 percent of total guarantees, respectively, under which our right of recovery from our members was not secured.

Long-term Tax-Exempt Bonds
We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above.  We unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest, and in most cases, premium, if any, on each bond when due.  We had debt service reserve funds in the amount of $46 million and $47 million at November 30, 2009 and May 31, 2009, respectively, on deposit with the bond trustee that can only be used to cover any deficiencies in the bond principal, premium or interest payments.  The member systems have agreed to make up deficiencies in the debt service reserve funds for certain of these issues of bonds.  In the event of default by a member system for non-payment of debt service, we are obligated to pay any required amounts under our guarantees, which will prevent the acceleration of the bond issue.  The member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system's reimbursement obligation.

Of the amounts shown in the table above, $608 million and $643 million as of November 30, 2009 and May 31, 2009, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

Guarantee Liability
At November 30, 2009 and May 31, 2009, we recorded a guarantee liability of $25 million and $30 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at November 30, 2009 and May 31, 2009 was $8 million and $12 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure.  The remaining balance of the total guarantee liability of $17 million and $18 million at November 30, 2009 and May 31, 2009, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	For the six months ended November 30,		Year ended May 31,
(dollar amounts in thousands)	2009	2008	2009
Beginning balance	$29,672	$15,034	$15,034
Net change in non-contingent liability	(1,343)	12,809	13,023
(Recovery of) provision for guarantee liability	(3,216)	4,981	1,615
Ending balance	$25,113	$32,824	$29,672

Liability as a percentage of total guarantees	2.10%	2.65%	2.33%

(11)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or nonrecurring basis on the consolidated balance sheets at November 30, 2009 and May 31, 2009 consist of derivative instruments, foreclosed assets, and collateral-dependent non-performing loans.  Additionally, assets measured at fair value included investments in common stock at November 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
At November 30, 2009, our investments in equity securities includes investments in Farmer Mac Series A common stock that is recorded in the consolidated balance sheets at fair value.  We calculate fair value based on the quoted price on the stock exchange where the stock is traded.  That stock exchange is an active market based on the volume of shares transacted.  Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at November 30, 2009:

(dollar amounts in thousands)		Level 1	Level 2		Level 3
Derivative assets	$	-}	$429,401}	$	-}
Derivative liabilities		-}	544,655}		-}
Investments in common stock		498}	-}		-}

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

Our foreclosed assets do not meet the criteria to be classified as held for sale at November 30, 2009, and therefore are required to be carried at cost. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at November 30, 2009 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at November 30, 2009 and the total losses for the three and six months ended November 30, 2009.

(dollar amounts in thousands)	Level 3 Fair Value	Total losses for the three months ended November 30, 2009		Total losses for the six months ended November 30, 2009
Foreclosed assets, net	$47,579}	$	-}	$(1,750)
Non-performing loans, net of specific reserves	172,021}		(2,146)	(1,859)

(12)         Fair Value of Financial Instrument

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

The estimated market values have not been updated since November 30, 2009; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we have held and intend to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts at November 30, 2009 and May 31, 2009.

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

Investments in Equity Securities
At November 30, 2009, our investments in equity securities includes investments in Farmer Mac Series A common stock acquired during the quarter that is recorded in the consolidated balance sheets at fair value.  We calculate fair value based on the quoted price on the stock exchange where the stock is traded.  That stock exchange is an active market based on the volume of shares transacted.  Fair values for these securities are classified as a Level 1 valuation.  The carrying value of the Series B-1 and Series C preferred stock is equal to cost, which approximates fair value.  Our investments in Series B-1 preferred stock is callable at par and fair value is estimated at cost based upon dealer quotes.  The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer at the same terms and the stock is callable at par.  The preferred stock securities do not meet the definition of marketable securities.

Loans to Members, Net
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

Carrying and fair values of our financial instruments are presented as follows:

	November 30, 2009		May 31, 2009
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$355,900}	$355,900}	$504,999	$504,999
Restricted cash	17,598}	17,598}	8,207	8,207
Investments in equity securities	73,076}	73,076}	47,000	47,000
Loans to members, net	19,124,444}	19,454,422}	19,569,349	18,766,573
Debt service reserve funds	45,662}	45,662}	46,662	46,662
Interest rate exchange agreements	429,401}	429,401}	381,356	381,356

Liabilities:
Short-term debt	4,187,659}	4,213,717}	4,867,864	4,885,919
Long-term debt	12,784,373}	14,161,007}	12,720,055	13,160,498
Guarantee liability (1)	25,113}	28,351}	29,672	33,181
Interest rate exchange agreements	544,655}	544,655}	493,002	493,002
Subordinated deferrable debt	311,440}	303,499}	311,440	274,759
Members’ subordinated certificates	1,790,206}	1,790,206}	1,740,054	1,740,054

Off-balance sheet instruments:
Commitments	-}	-}	-	-
(1) The carrying value represents our exposure related to guarantees and therefore will not equal total guarantees shown in Note 10.

(13)        Restructured/Non-performing Loans and Contingencies

The following loans outstanding were classified as non-performing and restructured:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009	November 30, 2008
Non-performing loans	$523,849}	$523,758	$493,024
Restructured loans	522,826}	537,587	562,329
Total	$1,046,675}	$1,061,345	$1,055,353

(a) At November 30, 2009, May 31, 2009 and November 30, 2008, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At November 30, 2009 and May 31, 2009, $477 million and $491 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  At November 30, 2008, $505 million of restructured loans were on non-accrual status.  Approximately $1 million and $2 million, respectively, of interest income was accrued on restructured loans during the three and six months ended November 30, 2009 and 2008.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Six months ended
	November 30,		November 30,
(dollar amounts in thousands)	2009	2008	2009	2008

Non-performing loans	$7,264}	$7,417	$14,673}	$14,851
Restructured loans	5,951}	6,893	11,991}	13,597
Total	$13,215}	$14,310	$26,664}	$28,448

(b) We classified $1,042 million and $1,056 million of loans as impaired at November 30, 2009 and May 31, 2009, respectively.  We reserved $400 million and $414 million of the loan loss allowance for such impaired loans at November 30, 2009 and May 31, 2009, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flow associated with the loan (discounted at the original contract interest rate) and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  We accrued a total of $1 million and $2 million of interest income on impaired loans for the six months ended November 30, 2009 and 2008, respectively.  The average recorded investment in impaired loans for the six months ended November 30, 2009 and 2008 was $1,046 million and $1,055 million, respectively.

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

(c) At November 30, 2009 and May 31, 2009, we had a total of $477 million and $491 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both November 30, 2009 and May 31, 2009.  Total loans to CoServ at November 30, 2009 and May 31, 2009 represented  2.4 percent of our total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, we restructured our loans to CoServ.  CoServ is scheduled to make quarterly payments to CFC through December 2037.  As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under this facility, advances are limited to $46 million per year.  As of the date of this filing, there is $138 million available under this loan facility.  When CoServ requests capital expenditure loans from us, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to us.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true up on or after December 13, 2008.  To date, we have not received notice from CoServ that it intends to prepay the loan.  CoServ and CFC have no claims related to any of the legal actions asserted before or during the bankruptcy proceedings.  Our legal claim against CoServ is limited to CoServ's performance under the terms of the bankruptcy settlement.

Based on our analysis, we believe that we are adequately reserved for our exposure to CoServ at November 30, 2009.

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

At November 30, 2009 and May 31, 2009, RTFC had $524 million in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

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

In February 2006, involuntary bankruptcy petitions were filed against Prosser, Emcom and ICC-LLC; and in April 2006, RTFC reached a settlement with ICC, Vitelco, ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC, thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums.  CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

ICC-LLC, Emcom and Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee has been appointed for the corporate estates;

and a Chapter 7 trustee was appointed in Prosser’s individual case.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the USVI, the British Virgin Islands (“BVI”) and St. Maarten (the “Group 1 Assets”); Group 2 consisting of stock in ICC subsidiaries operating in France and certain of its Caribbean territories (the “Group 2 Assets”); and Group 3 consisting of the newspaper operations of ICC (the “Group 3 Assets”).  The Group 2 Assets and Group 3 Assets were sold in December 2008 and May 2008, respectively.  Certain ancillary assets have also been sold including aircraft, art and real estate.  In each instance, the distribution of proceeds was approved by the Court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC, with RTFC reserving the right to assign its rights under the Purchase Agreement to CFC.  CFC, together with certain of its subsidiaries, has begun the process of obtaining the applicable regulatory approvals.  In October 2009, the BVI regulatory approval process was successfully completed, and in December 2009, FCC approval was granted.  There are two remaining applications that are still pending action by the regulators.

In April 2009, RTFC acquired $85 million of Vitelco preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

Based on our analysis, we believe that we are adequately reserved for our exposure to ICC at November 30, 2009.

(e) At November 30, 2009 and May 31, 2009, we had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"), an electric distribution cooperative located in Greenville, Alabama.  Pioneer was current with respect to all debt service payments at November 30, 2009 and all loans to Pioneer remain on accrual status.  We are the principal creditor to Pioneer.

Based on our analysis, we believe that we are adequately reserved for our exposure to Pioneer at November 30, 2009.

(14)         Segment Information

Our consolidated financial statements include the financial results of CFC, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The CFC segment includes the consolidation of entities controlled by CFC and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three months ended November 30, 2009 and 2008 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the six months ended November 30, 2009, and consolidated balance sheets at November 30, 2009.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$484,576	$36,790	$13,010	$534,376
Interest expense	(428,944)	(34,348)	(6,314)	(469,606)
Net interest income	55,632	2,442	6,696	64,770

Recovery of loan losses	14,556	-	38	14,594
Net interest income after recovery of loan losses	70,188	2,442	6,734	79,364

Non-interest income:
Fee and other income	7,095	77	668	7,840
Derivative cash settlements	(9,765)	-	(4,435)	(14,200)
Results of operations from foreclosed assets	608	-	-	608
Total non-interest income	(2,062)	77	(3,767)	(5,752)

Non-interest (expense) income:
General and administrative expenses	(28,227)	(3,011)	(2,204)	(33,442)
Recovery of guarantee liability	3,216	-	-	3,216
Derivative forward value	(925)	-	(2,347)	(3,272)
Market adjustment of foreclosed assets	(1,750)	-	-	(1,750)
Other expenses	(211)	-	(110)	(321)
Total non-interest expense	(27,897)	(3,011)	(4,661)	(35,569)

Income (loss) prior to income taxes	40,229	(492)	(1,694)	38,043
Income tax (expense) benefit	-	(8)	817	809
Net income (loss)	$40,229	$(500)	$(877)	$38,852

Reconciliation of net income:
Net income per segment reporting				$38,852
Less: Net loss attributable to the noncontrolling interest				1,377
Net income attributable to CFC				$40,229

Assets:
Total loans outstanding	$17,650,233	$1,717,962	$361,099	$19,729,294
Deferred origination fees	3,608	-	-	3,608
Less: Allowance for loan losses	(608,402)	-	(56)	(608,458)
Loans to members, net	17,045,439	1,717,962	361,043	19,124,444
Other assets	1,090,841	178,297	44,344	1,313,482
Total assets	$18,136,280	$1,896,259	$405,387	$20,437,926

The following table contains consolidated statements of operations for the six months ended November 30, 2008, and consolidated balance sheets at November 30, 2008.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$476,112	$38,770	$14,981	$529,863
Interest expense	(406,888)	(36,454)	(10,994)	(454,336)
Net interest income	69,224	2,316	3,987	75,527

(Provision for) recovery of loan losses	(137,031)	-	39	(136,992)
Net interest (loss) income after (provision for) recovery of loan losses	(67,807)	2,316	4,026	(61,465)

Non-interest income:
Fee and other income	5,606	118	595	6,319
Derivative cash settlements	15,332	-	(2,398)	12,934
Results of operations from foreclosed assets	2,457	-	-	2,457
Total non-interest income	23,395	118	(1,803)	21,710

Non-interest expense:
General and administrative expenses	(24,812)	(2,698)	(2,177)	(29,687)
Provision for guarantee liability	(4,981)	-	-	(4,981)
Derivative forward value	(131,834)	-	(18,577)	(150,411)
Market adjustment on foreclosed assets	(153)	-	-	(153)
Other	(149)	-	(149)	(298)
Total non-interest expense	(161,929)	(2,698)	(20,903)	(185,530)

Loss prior to income taxes	(206,341)	(264)	(18,680)	(225,285)
Income tax benefit	-	69	7,091	7,160
Net loss	$(206,341)	$(195)	$(11,589)	$(218,125)

Reconciliation of net loss:
Net loss per segment reporting				$(218,125)
Less: Net loss attributable to the noncontrolling interest				2,979
Net loss attributable to CFC				$(215,146)

Assets:
Total loans outstanding	$17,419,131	$1,697,907	$446,504	$19,563,542
Deferred origination fees	3,397	-	-	3,397
Less: Allowance for loan losses	(648,755)	-	(191)	(648,946)
Loans to members, net	16,773,773	1,697,907	446,313	18,917,993
Other assets	1,267,704	183,022	49,581	1,500,307
Total assets	$18,041,477	$1,880,929	$495,894	$20,418,300

The following table contains the consolidated statement of operations for the three months ended November 30, 2009 by segment.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$240,183	$18,336	$6,400	$264,919
Interest expense	(206,990)	(17,046)	(2,941)	(226,977)
Net interest income	33,193	1,290	3,459	37,942

(Provision for) recovery of loan losses	(1,586)	-	9	(1,577)

Net interest income (loss) after (provision for) recovery of loan losses	31,607	1,290	3,468	36,365

Non-interest income:
Fee and other income	3,738	37	331	4,106
Derivative cash settlements	(8,427)	-	(2,279)	(10,706)
Results of operations of foreclosed assets	21	-	-	21
Total non-interest income	(4,668)	37	(1,948)	(6,579)

Non-interest expense:
General and administrative expenses	(13,888)	(1,497)	(1,031)	(16,416)
Recovery of guarantee liability	821	-	-	821
Derivative forward value	10,230	-	(2,668)	7,562
Other	(115)	-	(60)	(175)
Total non-interest expense	(2,952)	(1,497)	(3,759)	(8,208)

Income (loss) prior to income taxes	23,987	(170)	(2,239)	21,578
Income tax (expense) benefit	-	(9)	850	841
Net income (loss)	$23,987	$(179)	$(1,389)	$22,419

Reconciliation of net income:
Net income per segment reporting				$22,419
Less: Net loss attributable to the noncontrolling interest				1,568
Net income attributable to CFC				$23,987

The following table contains the consolidated statement of operations for the three months ended November 30, 2008 by segment.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$239,748	$19,393	$7,605	$266,746
Interest expense	(209,929)	(18,208)	(6,050)	(234,187)
Net interest income	29,819	1,185	1,555	32,559

(Provision for) recovery of loan losses	(126,350)	-	39	(126,311)

Net interest (loss) income after (provision for) recovery of loan losses	(96,531)	1,185	1,594	(93,752)

Non-interest income:
Fee and other income	2,509	(77)	305	2,737
Derivative cash settlements	13,707	-	(1,204)	12,503
Results of operations of foreclosed assets	1,211	-	-	1,211
Total non-interest income	17,427	(77)	(899)	16,451

Non-interest expense:
General and administrative expenses	(12,671)	(1,373)	(1,050)	(15,094)
Provision for guarantee liability	(5,686)	-	-	(5,686)
Derivative forward value	(123,096)	-	(16,287)	(139,383)
Market adjustment on foreclosed assets	(153)	-	-	(153)
Other	(102)	-	(36)	(138)
Total non-interest expense	(141,708)	(1,373)	(17,373)	(160,454)

Loss prior to income taxes	(220,812)	(265)	(16,678)	(237,755)
Income tax benefit	-	69	6,331	6,400
Net loss	$(220,812)	$(196)	$(10,347)	$(231,355)

Reconciliation of net loss:
Net loss per segment reporting				$(231,355)
Less: Net loss attributable to the noncontrolling interest				1,738
Net loss attributable to CFC				$(229,617)

(15)         Subsequent Events

In December 2009, CFC exercised the call option on a $150 million 4.95 percent note with Farmer Mac at par.  The note was originally issued under the December 2008 note purchase agreement with Farmer Mac and as a result, the amount available under revolving note purchase agreements with Farmer Mac increased from $575 million to $725 million subsequent to November 30, 2009.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, references to “we,” “our,” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation ("CFC"), Rural Telephone Finance Cooperative ("RTFC"), National Cooperative Services Corporation ("NCSC") and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions.  We refer to our financial measures that are not in accordance with generally accepted accounting principles ("GAAP") as "adjusted" throughout this document.  See Non-GAAP Financial Measures for further explanation of why the non-GAAP measures are useful and for a reconciliation to GAAP amounts.

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic and governmental factors affecting our operations.  Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission ("SEC").  The reader should not place any undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A. Risk Factors in our Form 10-K/A for the year ended May 31, 2009.

Business Overview

CFC was formed in 1969 by rural electric cooperatives to provide a source of financing to supplement the loan programs of the Rural Utilities Service ("RUS").  CFC is organized as a cooperative and is a tax-exempt entity under Section 501(c)(4) of the Internal Revenue Code.

RTFC is a private cooperative association created to provide and/or arrange financing for its rural telecommunications members and their affiliates.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.  NCSC also is a private cooperative association.  The principal purpose of NCSC is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC.  NCSC is a taxable corporation.

Our primary objective as a member-owned cooperative is to provide financial products and services to our rural electric and telecommunications members at the lowest cost that is consistent with sound financial management required for investment grade credit ratings on our debt instruments.  Our goal is not to maximize profit on loans to members, but to balance charging our members low rates on loans and maintaining the financial performance required to access the capital markets on behalf of our members.  Therefore, the rates we charge our borrowers reflect our funding costs plus a spread to cover our operating expenses and a provision for loan losses and to provide earnings sufficient to preserve interest coverage to meet our financial objectives.

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

CFC is required by District of Columbia cooperative law to have a mechanism to allocate our net income to our members.  We allocate our net income, excluding the non-cash effects of the accounting for derivative financial instruments and foreign currency translation, annually to a cooperative educational fund, a members' capital reserve and to members based on each member's patronage of our loan programs during the year.  RTFC annually allocates its net income to a cooperative educational fund and to its members based on each member's patronage of its loan programs during the year.  NCSC does not allocate its net income to its members, but does allocate a portion of its margins to a cooperative educational fund.

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

Results of Operations
We use a times interest earned ratio (“TIER”) instead of the dollar amount of net interest income or net income as our primary performance indicator, since net income can fluctuate as total loans outstanding and/or interest rates change.  TIER is a measure of our ability to cover the interest expense on our debt obligations.  TIER is calculated by dividing the sum of interest expense and the net income prior to the cumulative effect of change in accounting principle by the interest expense.  Adjusted net income is calculated by excluding the effect of derivatives.  Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest net income is included in total net income in the consolidated income statement.  As a result, it is not necessary to adjust net income to include minority interest net income as it was in prior periods.  As required, we have reflected changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q, including the adjusted net income and adjusted TIER calculations for the six months ended November 30, 2008.  Adjusted TIER is calculated by using adjusted net income and including all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for more information on the adjustments we make to our financial results for our own analysis and covenant compliance.

For the six months ended November 30, 2009, we reported net income of $39 million, which resulted in a TIER calculation of 1.08 compared to net loss of $218 million which resulted in a TIER calculation below 1.00 for the prior-year period.  For the six months ended November 30, 2009, we reported an adjusted net income of $42 million with an adjusted TIER of 1.09, compared with an adjusted net loss of $68 million which resulted in an adjusted TIER below 1.00 for the prior-year period.  The $257 million increase in net income for the six months ended November 30, 2009 compared with the prior-year period was primarily due to the $152 million increase in the recovery for loan losses and the $147 million decrease in derivative forward value loss which was partly offset by the $11 million decrease in net interest income and the $27 million decrease in derivative cash settlements.

Interest income of $534 million for the six months ended November 30, 2009 increased 1 percent compared with the prior-year period.  During the six months ended November 30, 2009, there was an increase of $781 million or 4 percent to the average balance of loans outstanding which was largely offset by a 15 basis point decline in the weighted-average yield earned on the loan portfolio as compared with the prior-year period.  The decline in the yield earned on the loan portfolio was primarily the result of the lower interest rates earned on short-term loans.

Our interest expense increased by $15 million or 3 percent for the six months ended November 30, 2009 as compared with the prior-year period primarily due to the $848 million or 5 percent increase in average debt outstanding for the six months ended

November 30, 2009 compared with the prior-year period.  Average debt outstanding increased due to the 4 percent increase in average loans outstanding and the prefunding of first quarter 2010 debt maturities.  The increase in debt volume came primarily from notes issued to Federal Agricultural Mortgage Corporation (“Farmer Mac”), retail notes and member capital securities.  An 8 basis point decrease in the weighted average cost of debt resulted primarily from lower interest rates on our variable-rate debt and commercial paper funding, partly offset by a shift from commercial paper funding to higher-cost term debt and member capital securities, as well as higher interest rates on our collateral trust bonds issued in October 2008.

Our adjusted interest expense, which includes derivative cash settlements in interest expense, increased by $42 million for the six months ended November 30, 2009 compared to the prior-year period.  In addition to the factors above, the increase in the adjusted interest expense was largely due to the $27 million decrease in cash settlements for the six months ended November 30, 2009 from the prior-year period resulting from lower short-term interest rates on the receive leg of pay fixed-receive variable swaps during the six months ended November 30, 2009 compared with the prior-year period.

During the six months ended November 30, 2009, there was a loan loss recovery of $15 million compared to a provision of $137 million in the prior-year period.  The recovery of loan losses during the six months ended November 30, 2009 was primarily due to the decrease to the reserve for impaired loans due to payments received and the net decrease in our variable interest rates, as well as the decrease in exposure and the weighted average maturity in the general portfolio, partly offset by an increase to the exposure for high risk loans during the period.   See further discussion in Allowance for Loan Losses in the Financial Condition section.

The loan loss provision is affected by changes in the calculated impairment on our impaired loans due to changes in interest rates.  The impairment amount for certain loans is calculated by discounting future expected cash flows using the original contract interest rate on the loan, a portion of which is based on our variable interest rates.  Changes to our variable interest rates are based on the underlying cost of funding, competition and other factors.  Based on the current balance of impaired loans at November 30, 2009, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Financial Condition
At November 30, 2009, total loans outstanding decreased by $459 million compared to May 31, 2009 with a $441 million decrease in electric loans and a $56 million decrease in NCSC loans partly offset by a $38 million increase in RTFC loans.  Short-term loans accounted for $369 million of the $459 million decrease in total loans outstanding, which was primarily due to the repayment of power supply bridge loans with RUS funding.  See further discussion of our loan portfolio in Financial Condition, Loan and Guarantee Portfolio Assessment.  We are anticipating a slight decline in loans outstanding during fiscal year 2010 due to the expected settlement of impaired loans and the expected repayment of bridge facilities with RUS funding.

Based on the calendar year 2008 data from member systems, the difficult economic conditions during that period did not result in a rise in delinquencies or defaults in our members’ receivables.  Calendar year 2008 data from member systems also showed no increase in late payments or write-offs for the year ended December 31, 2008 compared to the prior calendar year.

Total debt outstanding decreased by $566 million at November 30, 2009 as compared with May 31, 2009 primarily due to the $459 million decrease to loans outstanding and the $149 million decrease in cash.  During the six months ended November 30, 2009 there was a shift in the type of funding used to obtain the lowest interest rates available in the market.  Approximately $1,876 million of medium-term notes that matured during the period were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to Farmer Mac totaling $625 million and the issuance of retail medium-term notes.

Total equity decreased $3 million from May 31, 2009 to November 30, 2009 primarily due to the board authorized patronage capital retirement totaling $41 million offset by net income of $39 million for the six months ended November 30, 2009.  The remaining decrease relates to the loss attributable to the noncontrolling interest and decreases to accumulated other comprehensive income and the education fund.  The patronage capital retirement was returned to members in cash at the end of September 2009.  Total equity fluctuates based on the changes in earnings which are significantly affected by changes in the fair value of our derivative instruments.  The fair values of these derivative instruments are sensitive to changes in interest rates.  As a result, it is difficult to predict the future changes in equity due to the uncertainty of the movement in future interest rates.  In our internal analysis and for covenant compliance under our credit agreements, we adjust equity to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation.

Liquidity
Our primary sources of liquidity include:
•	scheduled member loan principal prepayments and repayments and the interest on those loans;
•	member investments (member commercial paper, the daily liquidity fund, member medium-term notes, member subordinated certificates and member capital securities);
•	revolving bank line facilities;
•	capital market debt issuances (dealer commercial paper, collateral trust bonds, medium-term notes and retail notes); and
•	private debt issuances (Farmer Mac).

Our primary uses of liquidity include:
•	repayment of principal and interest on debt;
•	loan advances; and
•	patronage capital retirements.

We face liquidity risk in refinancing maturing obligations.  At November 30, 2009, we had $2,050 million of commercial paper, daily liquidity fund, and bank bid notes scheduled to mature during the next 12 months.  Based on past history, we expect to continue to maintain member investments in commercial paper at approximately the current level of $1,017 million at November 30, 2009.  Due to reductions in loans outstanding, we currently have less dealer commercial paper and bank bid notes outstanding than in prior periods, however, we expect that we have the market access to maintain dealer commercial paper and bank bid notes at approximately $1 billion to $1.5 billion, if required.

At November 30, 2009, we had $3 billion in available lines of credit with financial institutions.  These revolving credit agreements provide backup liquidity for 100% of our dealer and member commercial paper.  We expect to be in compliance with the covenants under our revolving credit agreements, therefore we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We also have access to the Commercial Paper Funding Facility (“CPFF”) created by the Federal Reserve Board to provide liquidity to highly-rated U.S. issuers of commercial paper through February 2010.  This facility provides us with the capacity to issue a maximum of $3 billion of commercial paper.  At this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the dealer and member commercial paper markets.

At November 30, 2009, we had long-term debt maturing in the next 12 months totaling $2,137 million.  This amount includes $406 million of medium-term notes sold through dealers (including retail notes) and $425 million of medium-term notes sold to members.  Based on past history, we expect to maintain the level of member and dealer investments in medium-term notes within a range of the current outstanding balance.  We have experienced a significant increase in demand for our retail notes since January 2009 and expect that we should be able to access the retail note market at least at the current level.  The total balance of retail notes outstanding has increased $821 million over the past 12 months to $1,093 million at November 30, 2009.

Additionally, our long-term funding includes the following sources:
•	We expect to maintain the ability to obtain funding through the capital markets, as indicated by our $500 million issuance of collateral trust bonds in September 2009.
•
We had $575 million available under revolving note purchase agreements with Farmer Mac at November 30, 2009, subject to market conditions.  In December 2009, CFC exercised the call option on a $150 million 4.95 percent note with Farmer Mac, which increased the amount available under revolving note purchase agreements with Farmer Mac to $725 million.

•
Secured notes payable scheduled to mature in the next twelve months were issued under revolving credit facilities with Farmer Mac that allow us to borrow, repay and re-borrow funds as market conditions permit.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although we expect loans outstanding to decrease slightly during fiscal year 2010.  We also face liquidity risk in our ability to renew our revolving credit agreements at current commitment levels.  Our $1.0 billion 364-day revolving credit agreement matures in March 2010.  If we are not able to renew this agreement at the current commitment level, it would reduce the amount of commercial paper funding we could obtain in the future.

At November 30, 2009, we expect that our $356 million of cash on hand and our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

Results of Operations

Six months ended November 30, 2009 versus November 30, 2008 results
The following table presents the results of operations for the six months ended November 30, 2009 and 2008.

	For the six months ended November 30,		Increase/
(dollar amounts in thousands)	2009	2008	(Decrease)
Interest income	$534,376}	$529,863	$4,513
Interest expense	(469,606)	(454,336)	(15,270)
Net interest income	64,770}	75,527	(10,757)
Recovery of (provision for) loan losses	14,594}	(136,992)	151,586
Net interest income (loss) after recovery of (provision for) loan losses	79,364}	(61,465)	140,829

Non-interest income:
Fee and other income	7,840}	6,319	1,521
Derivative cash settlements	(14,200)	12,934	(27,134)
Results of operations from foreclosed assets	608}	2,457	(1,849)
Total non-interest income	(5,752)	21,710	(27,462)

Non-interest expense:
Salaries and employee benefits	(19,684)	(19,763)	79
Other general and administrative expenses	(13,758)	(9,924)	(3,834)
Recovery of (provision for) guarantee liability	3,216}	(4,981)	8,197
Derivative forward value	(3,272)	(150,411)	147,139
Market adjustment on foreclosed assets	(1,750)	(153)	(1,597)
Other	(321)	(298)	(23)
Total non-interest expense	(35,569)	(185,530)	149,961

Income (loss) prior to income taxes	38,043}	(225,285)	263,328

Income tax benefit	809}	7,160	(6,351)
Net income (loss)	38,852}	(218,125)	256,977

Less: Net loss attributable to noncontrolling interest	1,377}	2,979	(1,602)
Net income (loss) attributable to CFC	$40,229}	$(215,146)	$255,375}

TIER (1)	1.08}	-
Adjusted TIER (1) (2)	1.09}	-
(1) For the six months ended November 30, 2008, we reported a net loss of $218 million and an adjusted net loss of $68 million.  Thus, the TIER and adjusted TIER calculations for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following tables break out the average yield on loans, the average cost on debt and the change to interest income, interest expense and net interest income due to changes in average loan and debt volume versus changes to interest rates summarized by loan and debt type.  The following tables also break out the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

	Average balances and interest rates – Assets

	Average volume		Interest income		Average yield
	For the six months ended November 30,		For the six months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008	2009	2008

Long-term fixed-rate loans (1)	$15,325,993}	$15,223,849	$449,076}	$448,663	5.84%	5.88%
Long-term variable-rate loans (1)	2,458,061}	1,792,395	48,251}	33,649	3.92	3.74
Short-term loans (1)	1,806,136}	1,821,234	30,676}	40,446	3.39	4.43
Non-performing loans	523,777}	495,320	-}	-	-}	-}
Total loans	20,113,967}	19,332,798	528,003}	522,758	5.24	5.39
Investments (2)	637,631}	466,061	2,986}	3,625	0.93	1.55
Fee income	-}	-	3,387}	3,480	-}	-}
Total	$20,751,598}	$19,798,859	$534,376}	$529,863	5.14%	5.34%
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash and equity securities.

	Average balances and interest rates – Liabilities

	Average volume		Interest expense		Average cost
	For the six months ended November 30,		For the six months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008	2009	2008
Commercial paper and bank bid
notes (1)	$2,350,929}	$3,210,542	$(5,186)	$(40,076)	(0.44)%	(2.49)%
Medium-term notes (1)	4,987,385}	5,163,846	(150,497)	(161,513)	(6.02)	(6.24)
Collateral trust bonds (1)	5,393,709}	5,275,751	(160,178)	(130,955)	(5.92)	(4.95)
Subordinated deferrable debt (1)	301,895}	301,822	(9,831)	(9,831)	(6.50)	(6.50)
Subordinated certificates (1)	1,728,401}	1,363,937	(38,807)	(25,248)	(4.48)	(3.69)
Long-term private debt (1)	4,645,023}	3,243,680	(93,554)	(78,355)	(4.02)	(4.82)
Total debt	19,407,342}	18,559,578	(458,053)	(445,978)	(4.71)	(4.79)
Debt issuance costs (2)	-}	-	(5,605)	(4,526)	-	-
Fee expense (3)	-}	-	(5,948)	(3,832)	-	-
Total	$19,407,342}	$18,559,578	$(469,606)	$(454,336)	(4.83)%	(4.88)%

Derivative cash settlements (4)	$11,665,572}	$13,373,908	$(14,200)	$12,934	(0.24)%	0.19%
Adjusted interest expense (5)	19,407,342}	18,559,577	(483,806)	(441,402)	(4.97)	(4.74)

Net interest income/Net yield			$64,770	$75,527	0.31%	0.46%
Adjusted net interest income/
Adjusted net yield (5)			50,570	88,461	0.17	0.60
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

	Analysis of changes in net interest income

	For the six months ended November 30, 2009 vs. 2008
	Change due to:
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$3,010}	$(2,597)	$413}
Long-term variable-rate loans	12,497}	2,105}	14,602}
Short-term loans	(335)	(9,435)	(9,770)
Total interest income on loans	15,172}	(9,927)	5,245}
Investments	1,334}	(1,973)	(639)
Fee income	-}	(93)	(93)
Total interest income	$16,506}	$(11,993)	$4,513}

(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$10,730}	$24,160}	$34,890}
Medium-term notes	5,519}	5,497}	11,016}
Collateral trust bonds	(2,928)	(26,295)	(29,223)
Subordinated deferrable debt	(2)	2}	-}
Subordinated certificates	(6,747)	(6,812)	(13,559)
Long-term private debt	(33,851)	18,652}	(15,199)
Total interest expense on debt	(27,279)	15,204}	(12,075)
Debt issuance costs	-}	(1,079)	(1,079)
Fee expense	-}	(2,116)	(2,116)
Total interest expense	(27,279)	12,009}	(15,270)
Increase (decrease) in net interest income	$(10,773)	$16}	$(10,757)

Derivative cash settlements (3)	$(1,652)	$(25,482)	$(27,134)
Adjusted interest expense (4)	(20,162)	(22,242)	(42,404)
(1) Calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
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

Interest Income
The $5 million or 1 percent increase in interest income for the six months ended November 30, 2009 as compared with the prior-year period was due to a $781 million or 4 percent increase in average loan volume largely offset by a 15 basis point decline in the average yield earned on the portfolio.  The decline in the yield earned on the loan portfolio was primarily the result of the 104 basis point decrease in interest rates earned on short-term loans.  At November 30, 2009, approximately 29 percent of the outstanding balance of our line of credit loans was priced at rates significantly lower than our standard line of credit interest rates.  Of the line of credit loans priced lower than our standard rates at November 30, 2009, 55 percent were made as part of loan syndications where the pricing is agreed upon by all of the participating banks and is based on current market conditions.  In addition, 98 percent were not eligible to earn patronage capital.  We also had a reduction to interest income of $27 million due to non-accrual loans for the six months ended November 30, 2009, compared with a reduction of $28 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $12 million for the six months ended November 30, 2009, as compared with $13 million for the prior-year period.  The telecommunications interest income was reduced by $15 million for both the six months ended November 30, 2009 and 2008 as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Our interest expense increased by $15 million or 3 percent for the six months ended November 30, 2009 as compared with the prior-year period.  The increase in interest expense was primarily due to the $848 million or 5 percent increase in average debt outstanding partly offset by an 8 basis point decrease in the weighted average cost of debt during the six months ended November 30, 2009 compared with November 30, 2008. The increase to the average balance of debt outstanding was primarily due to the 4 percent increase in average loan volume period over period and the prefunding of $1,250 million of debt that matured on August 29, 2009.

The increase in interest expense is further explained by the following factors:
•
We replaced some of our commercial paper with term debt which represents a higher cost of funding.  The average balance of commercial paper for the six months ended November 30, 2009 decreased $860 million or 27 percent compared with the prior-year period.   Since the revolving credit lines are required to maintain backup liquidity on our commercial paper, the $500 million reduction to the 364-day revolving credit agreement in March 2009 decreased the amount of commercial paper we can have outstanding.

•	Higher interest rates on our collateral trust bonds. In October 2008, we issued $1 billion of collateral trust bonds at a rate of 10.375 percent.
•
At November 30, 2009, we had $360 million of member capital securities outstanding, which represents a higher cost of funding at a fixed interest rate of 7.5 percent compared with commercial paper and private placements of debt.  We initiated the member capital securities program in late November 2008 and there was no impact on interest expense during the prior-year period.

These factors were partly offset by the following:
•	The lower interest rate environment for variable-rate debt. The weighted average cost of funding for commercial paper decreased 205 basis points from November 30, 2008 to November 30, 2009.
•
The $1,401 million or 43 percent increase in the average balance of long-term private placement debt during the six months ended November 30, 2009 at an average rate of 4.02 percent, a 80 basis point reduction from the prior-year period.  The average rate on long-term private placement debt decreased primarily due to the $1,425 million increase in Farmer Mac debt outstanding from November 30, 2008 to November 30, 2009 which had a lower interest rate compared with other term debt in place during the prior-year period.

•
The 22 basis point decrease in the weighted average cost of funding for medium-term notes due primarily to the $821 million increase in retail notes from November 30, 2008 to November 30, 2009 that were issued at a lower rate relative to other medium-term notes.

The adjusted interest expense, which includes all derivative cash settlements, was $484 million for the six months ended November 30, 2009 compared with $441 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $11 million decrease in net interest income for the six months ended November 30, 2009 compared with the prior-year period was due primarily to the following factors described in more detail above:
•	the $848 million or 5 percent increase in the average debt volume due to the $781 million or 4 percent increase in average loan volume and the prefunding of maturing debt,
•	the 15 basis point decline in the yield of our loan portfolio due primarily to lower interest rates earned on short-term loans partly offset by
•	the 8 basis point decrease in the overall cost of debt.

The adjusted net interest income, which includes all derivative cash settlements, for the six months ended November 30, 2009 was $51 million, a decrease of $38 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of/Provision for Loan Losses
During the six months ended November 30, 2009, there was a loan loss recovery of $15 million compared to a provision of $137 million in the prior-year period.  The recovery of loan losses during the six months ended November 30, 2009 was primarily due to the decrease to the reserve for impaired loans due to payments received and the net decrease in our variable interest rates, as well as the decrease in exposure and the weighted average maturity in the general portfolio, partly offset by an increase to the exposure for high risk loans during the period.   See further discussion in Allowance for Loan Losses in the Financial Condition section.

Non-interest Income
Non-interest income decreased by $27 million for the six months ended November 30, 2009 compared with the prior-year period primarily due to the decrease in cash settlements on derivative financial instruments.  The $27 million decrease in cash settlements for the six months ended November 30, 2009 was due to lower short-term interest rates during the period compared with the prior-year period as we received a variable rate on the majority of our derivative contracts.  In addition, during the prior-year period, we recorded $7 million of income in derivative cash settlements representing the estimated recovery for the $26 million due to CFC as a result of terminating interest rate swaps with Lehman Brothers Special Financing Inc.

Non-interest Expense
Non-interest expense decreased by $150 million for the six months ended November 30, 2009 compared with the prior-year period primarily due to the $147 million decrease in the derivative forward value loss.  The decrease in the derivative forward value loss was because of a shift in the composition of our derivative portfolio.  At November 30, 2009, 51% of our interest rate swaps were pay fixed-receive variable versus 55% at November 30, 2008.  The low interest rate environment negatively impacts the value of those swaps.  The recovery of the guarantee liability during the six months ended November 30, 2009 was primarily due to the $80 million decrease in guarantees outstanding, partially due to the early redemption of a $20 million tax-exempt bond guarantee.

Net Income (Loss)
The change in the items described above resulted in a net income of $39 million for the six months ended November 30, 2009, compared to net loss of $218 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value, was $42 million, compared to an adjusted net loss of $68 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Noncontrolling Interest
Noncontrolling interest represents $0.5 million of net loss for RTFC and $0.9 million of net loss for NCSC for the six months ended November 30, 2009.  Noncontrolling interest for the six months ended November 30, 2008 represents $0.2 million of RTFC net loss and $2.8 million of the $11.6 million NCSC net loss for the period.  During the six months ended November 30, 2008, NCSC’s net loss exceeded its equity balance by $8.8 million.  Under prior accounting guidance, CFC was required to absorb the $8.8 million excess NCSC loss.  Based on the provisions of new accounting guidance, the noncontrolling interest is required to absorb the full amount of its losses, even if the losses exceed its equity balance.  The decrease in the loss attributable to the noncontrolling interest was primarily due to the decrease in the derivative forward value loss recorded at NCSC for the six months ended November 30, 2009 compared to the prior-year period.

Three months ended November 30, 2009 versus November 30, 2008 results
The following table presents the results of operations for the three months ended November 30, 2009 and 2008.

	For the three months ended November 30,		Increase/
(dollar amounts in thousands)	2009	2008	(Decrease)

Interest income	$264,919}	$266,746	$(1,827)
Interest expense	(226,977)	(234,187)	7,210}
Net interest income	37,942}	32,559	5,383}
Provision for loan losses	(1,577)	(126,311)	124,734}
Net interest income (loss) after provision for loan losses	36,365}	(93,752)	130,117}

Non-interest income:
Fee and other income	4,106}	2,737	1,369}
Derivative cash settlements	(10,706)	12,503	(23,209)
Results of operations of foreclosed assets	21}	1,211	(1,190)
Total non-interest income	(6,579)	16,451	(23,030)

Non-interest expense:
Salaries and employee benefits	(9,766)	(9,912)	146}
Other general and administrative expenses	(6,650)	(5,182)	(1,468)
Recovery of (provision for) guarantee liability	821}	(5,686)	6,507}
Derivative forward value	7,562}	(139,383)	146,945}
Market adjustment on foreclosed assets	-}	(153)	153}
Other	(175)	(138)	(37)
Total non-interest expense	(8,208)	(160,454)	152,246}

Income (loss) prior to income taxes	21,578}	(237,755)	259,333}

Income tax benefit	841}	6,400	(5,559)
Net income (loss)	22,419}	(231,355)	253,774}
Less: Net loss attributable to noncontrolling interest	1,568}	1,738	(170)
Net income (loss) attributable to CFC	$23,987}	$(229,617)	$253,604}

TIER (1)	1.10}	-
Adjusted TIER (1) (2)	1.06}	-

(1) For the three months ended November 30, 2008, we reported a net loss of $231 million and an adjusted net loss of $92 million.  Thus the TIER and adjusted TIER calculations for this period result in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

The following tables break out the average yield on loans, the average cost on debt and the change to interest income, interest expense and net interest income due to changes in average loan and debt volume versus changes to interest rates summarized by loan and debt type.  The following tables also break out the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

	Average balances and interest rates – Assets

	Average volume		Interest income		Average yield
	For the three months ended November 30,		For the three months ended November 30,		For the three months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008	2009	2008

Long-term fixed-rate loans (1)	$15,476,573}	$15,235,995	$225,550}	$224,261	5.85%	5.90%
Long-term variable-rate loans (1)	2,295,925}	1,874,854	21,686}	18,469	3.79	3.95
Short-term loans (1)	1,713,386}	1,892,912	14,641}	20,942	3.43	4.44
Non-performing loans	523,795}	492,192	-}	-	-}	-}
Total loans	20,009,679}	19,495,953	261,877}	263,672	5.25	5.42
Investments (2)	287,051}	427,836	1,329}	1,444	1.86	1.35
Fee income	-}	-	1,713}	1,630	-}	-}
Total	$20,296,730}	$19,923,789	$264,919}	$266,746	5.24%	5.37%
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash and equity securities.

	Average balances and interest rates – Liabilities

	Average volume		Interest expense		Average cost
	For the three months ended November 30,		For the three months ended November 30,		For the three months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008	2009	2008
Commercial paper and bank bid
notes (1)	$2,230,910}	$3,758,955	$(1,964)	$(23,638)	(0.35)%	(2.52)%
Medium-term notes (1)	4,339,188}	5,121,414	(65,902)	(81,055)	(6.09)	(6.35)
Collateral trust bonds (1)	5,607,943}	4,940,431	(81,585)	(68,035)	(5.84)	(5.52)
Subordinated deferrable debt (1)	301,904}	301,831	(4,915)	(4,915)	(6.53)	(6.53)
Subordinated certificates (1)	1,757,277}	1,384,523	(19,787)	(12,831)	(4.52)	(3.72)
Long-term private debt (1)	4,824,387}	3,273,049	(47,568)	(38,916)	(3.95)	(4.77)
Total debt	19,061,609}	18,780,203	(221,721)	(229,390)	(4.67)	(4.90)
Debt issuance costs (2)	-}	-	(2,625)	(2,391)	-	-
Fee expense (3)	-}	-	(2,631)	(2,406)	-	-
Total	$19,061,609}	$18,780,203	$(226,977)	$(234,187)	(4.78)%	(5.00)%

Derivative cash settlements (4)	$11,573,493}	$13,066,771	$(10,706)	$12,503	(0.37)%	0.38%
Adjusted interest expense (5)	19,061,609}	18,780,203	(237,683)	(221,684)	(5.00)	(4.73)

Net interest income/Net yield			$37,942}	$32,559	0.46%	0.37%
Adjusted net interest income/
Adjusted net yield (5)			27,236}	45,062	0.24	0.64
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

	Analysis of changes in net interest income

	For the three months ended November 30, 2009 vs. 2008
	Change due to:
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$3,541}	$(2,252)	$1,289}
Long-term variable-rate loans	4,148}	(931)	3,217}
Short-term loans	(1,986)	(4,315)	(6,301)
Total interest income on loans	5,703}	(7,498)	(1,795)
Investments	(475)	360}	(115)
Fee income	-}	83}	83}
Total interest income	$5,228}	$(7,055)	$(1,827)

(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$9,609}	$12,065}	$21,674}
Medium-term notes	12,380}	2,773}	15,153}
Collateral trust bonds	(9,192)	(4,358)	(13,550)
Subordinated deferrable debt	(1)	1}	-}
Subordinated certificates	(3,454)	(3,502)	(6,956)
Long-term private debt	(18,445)	9,793}	(8,652)
Total interest expense on debt	(9,103)	16,772}	7,669}
Debt issuance costs	-}	(234)	(234)
Fee expense	-}	(225)	(225)
Total interest expense	(9,103)	16,313}	7,210}
Increase (decrease) in net interest income	$(3,875)	$9,258}	$5,383}

Derivative cash settlements (3)	$(1,429)	$(21,780)	$(23,209)
Adjusted interest expense (4)	(3,322)	(12,677)	(15,999)
(1) Calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
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

Interest Income
The $2 million or 1 percent decrease in interest income for the three months ended November 30, 2009 compared to the prior-year period was due to a 17 basis point decline in the average yield earned on the portfolio partly offset by the $514 million or 3 percent increase in average loan volume.  The decline in the yield earned on the loan portfolio was primarily the result of the 101 basis point decrease in interest rates earned on short-term loans.   At November 30, 2009, approximately 29 percent of our total outstanding line of credit loans were priced at rates significantly lower than our standard line of credit interest rates.  Of the line of credit loans priced lower than our standard rates at November 30, 2009, 55 percent were made as part of loan syndications where the pricing is agreed upon by all of the participating banks and is based on current market conditions.  In addition, 98 percent were not eligible to earn patronage capital.  We had a reduction to interest income of $13 million due to non-accrual loans for the three months ended November 30, 2009, compared with a reduction of $14 million for the prior-year period.  The effect on electric interest income of non-accrual loans was a reduction of $6 million for the three months ended November 30, 2009, as compared with $7 million for the prior-year period.  The telecommunications interest income was reduced by $7 million for both the three months ended November 30, 2009 and 2008 as a result of non-accrual loans.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.

Interest Expense
Our interest expense decreased by $7 million or 3 percent for the three months ended November 30, 2009 compared to the prior-year period primarily due to the 23 basis points decline in the overall cost of debt which was partly offset by an increase in interest expense due to a $281 million or 1% increase in average debt outstanding.  The increase in the average debt balance is the result of the 3 percent increase in average loan volume period over period.

The decrease in interest expense is further explained by the following factors:
•	The lower interest rate environment. Lower interest rates on our variable-rate debt and commercial paper funding.
•
The $1,551 million or 47 percent increase in the average balance of long-term private placement debt during the three months ended November 30, 2009 at an average rate of 3.95 percent, a 82 basis point reduction from the prior year period.  The average rate on long-term private placement debt decreased primarily due to the $1,425 million increase in Farmer Mac debt outstanding from November 30, 2008 to November 30, 2009 which had a lower interest rate compared with other term debt in place during the prior-year period.

•
The 26 basis point decrease in the weighted average cost of funding for medium-term notes due primarily to the $821 million increase in retail notes from November 30, 2008 to November 30, 2009 that were issued at a lower rate relative to other medium-term notes.

These factors were partly offset by the following:
•
We replaced some of our commercial paper with term debt which represents a higher cost of funding.  The average balance of commercial paper for the three months ended November 30, 2009 decreased $1,528 million or 41 percent compared with the prior-year period.  Since the revolving credit lines are required to maintain backup liquidity on our commercial paper, the $500 million reduction to the 364-day revolving credit agreement in March 2009 decreased the amount of commercial paper we can have outstanding.

•	Higher interest rates on our collateral trust bonds. In October 2008, we issued $1 billion of collateral trust bonds at a rate of 10.375 percent.
•
At November 30, 2009, we had $360 million of member capital securities outstanding, which represents a higher cost of funding at a fixed interest rate of 7.5 percent compared with commercial paper and private placements of debt.  We initiated the member capital securities program in late November 2008 and there was no impact on interest expense during the prior-year period.

The adjusted interest expense, which includes all derivative cash settlements, was $238 million for the three months ended November 30, 2009 compared with $222 million for the prior-year period based on changes to interest expense noted above and derivative cash settlements described below.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The $5 million increase in net interest income for the three months ended November 30, 2009 compared with the prior-year period was due primarily to the following factors described in more detail above:
•	the 23 basis point decrease in the overall cost of debt offset by
•	the 17 basis point decline in the yield of our loan portfolio due primarily to lower interest rates earned on variable-rate loans, and
•	the $281 million or 1 percent increase in the average debt volume to fund the $514 million or 3 percent higher average loan balance.

The adjusted net interest income, which includes all derivative cash settlements, for the three months ended November 30, 2009 was $27 million, a decrease of $18 million from the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for/ Recovery of Loan Losses
During the three months ended November 30, 2009, there was a loan loss provision of $2 million compared to a provision of $126 million in the prior-year period.  The provision of loan losses during the three months ended November 30, 2009 was primarily due to the increase to the exposure for high risk loans, partly offset by the decrease to the reserve for impaired loans due to payments received, as well as the decrease in exposure in the general portfolio during the period.  See further discussion in Allowance for Loan Losses in the Financial Condition section.

Non-interest Income
Non-interest income decreased by $23 million for the three months ended November 30, 2009 compared with the prior-year period primarily due to the decrease in cash settlements on derivative financial instruments.  The $23 million decrease in cash settlements for the three months ended November 30, 2009 was due to lower short-term interest rates during the period compared with the prior-year period as we received a variable rate on the majority of our derivative contracts.  Approximately $400 million of pay fixed-receive variable swaps matured during the quarter ended November 30, 2009.  In addition, during the prior-year period, we recorded $7 million of income in derivative cash settlements representing the estimated recovery for the $26 million due to CFC as a result of terminating interest rate swaps with Lehman Brothers Special Financing Inc.

Non-interest Expense
Non-interest expense decreased by $152 million for the three months ended November 30, 2009 compared with the prior-year period primarily due to the $147 million change in the derivative forward value recorded because of a shift in the composition of our derivatives portfolio.  We recorded an $8 million derivative forward value gain for the three months ended November 30, 2009 compared with a $139 million derivative forward value loss for the three months ended November 30, 2008.  At November 30, 2009, 51% of our interest rate swaps were pay fixed-receive variable versus 55% at November 30, 2008.  The low interest rate environment negatively impacts the value of those swaps.

We recorded a $1 million recovery of guarantee liability for the three months ended November 30, 2009 compared with a $6 million provision during the three months ended November 30, 2008.  Guarantees decreased by $55 million over the three months ended November 30, 2009, partially due to the early redemption of a $20 million tax-exempt bond guarantee. The provision for guarantee liability during the three months ended November 30, 2008 was primarily due to the $206 million increase in guarantees outstanding during that period.

Net Income (Loss)
The change in the items described above resulted in a net income of $22 million for the three months ended November 30, 2009, compared to net loss of $231 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value, was $15 million, compared to a loss of $92 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Noncontrolling Interest
Noncontrolling interest represents $1.4 million of net loss for NCSC and $0.2 million of net loss for RTFC for the three months ended November 30, 2009.  Noncontrolling interest for the three months ended November 30, 2008 represents $0.2 million of RTFC net loss and $1.5 million of the $10.3 million NCSC net loss for the period.  During the three months ended November 30, 2008, NCSC’s net loss exceeded its equity balance by $8.8 million. Under prior accounting guidance CFC was required to absorb the $8.8 million excess NCSC loss.  Based on the provisions of new accounting guidance, the noncontrolling interest is required to absorb the full amount of its losses, even if the losses exceed its equity balance.  The decrease in the loss attributable to the noncontrolling interest was primarily due to the decrease in the derivative forward value loss recorded at NCSC for the three months ended November 30, 2009 compared to the prior-year period.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges.  The fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our TIER calculation.  See Results of Operations for a discussion of TIER and adjustments that we make to the TIER calculation.

	Three months ended November 30,		Six months ended November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Income (loss) prior to cumulative effect of
change in accounting principle	$22,419}	$(231,355)	$38,852}	$(218,125)
Add: fixed charges	227,005}	234,239	469,665}	454,388
Less: interest capitalized	(28)	(52)	(59)	(52)
Earnings available for fixed charges	$249,396}	$2,832	$508,458}	$236,211

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$226,977}	$234,187	$469,606}	$454,336
Interest capitalized	28}	52	59}	52
Total fixed charges	$227,005}	$234,239	$469,665}	$454,388
Ratio of earnings to fixed charges (1)	1.10}	-	1.08}	-
(1) For the three and six months ended November 30, 2008, earnings were insufficient to cover fixed charges by $231 million and $218 million, respectively.

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	November 30, 2009		May 31, 2009		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,393,682}	78%	$14,812,550	74%	$581,132}
Long-term variable rate loans	2,606,109}	13	3,277,528	16	(671,419)
Total long-term loans	17,999,791}	91	18,090,078	90	(90,287)
Short-term loans (2)	1,729,503}	9	2,098,129	10	(368,626)
Total loans	$19,729,294}	100%	$20,188,207	100%	$(458,913)

					Increase/
(dollar amounts in thousands)	November 30, 2009		May 31, 2009		(Decrease)
Loans by segment:
CFC:
Distribution	$13,536,574}	69%	$13,730,511	68%	$(193,937)
Power supply	4,024,587}	20	4,268,244	21	(243,657)
Statewide and associate	89,072}	-}	92,578	1	(3,506)
CFC total	17,650,233}	89	18,091,333	90	(441,100)
RTFC	1,717,962}	9	1,680,154	8	37,808}
NCSC	361,099}	2	416,720	2	(55,621)
Total	$19,729,294}	100%	$20,188,207	100%	$(458,913)
(1) Includes loans classified as restructured and non-performing and RUS guaranteed loans.
(2) Consists of secured and unsecured short-term loans, where the interest rate could be adjusted monthly or semi-monthly.

Our loans outstanding decreased by $459 million or 2 percent for the six months ended November 30, 2009.  The primary reasons for this decline are repayments from power supply bridge loans with RUS funding and the decrease in the funding of our members’ capital expenditures due to the current economic climate.  We currently expect a slight decline over the remainder of fiscal year 2010 in our loan portfolio as a result of further power supply repayments of bridge loans, as well as our power supply borrowers’ increased access in the capital markets.

Loans converting from a variable rate to a fixed rate for the six months ended November 30, 2009 totaled $696 million, which was partially offset by loans that converted from a fixed rate to a variable rate totaling $89 million.  The significant shift in variable-rate loans converting to fixed rates was the result of the decrease of our long-term fixed rates offered during the six months ended November 30, 2009 of between 145 and 195 basis points for electric loans and between 180 and 255 basis points for RTFC loans, depending on the type and maturity of the loan.  For the six months ended November 30, 2008, loans converting from a fixed rate to variable rate totaled $115 million, which was partially offset by $102 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	November 30, 2009		May 31, 2009		Increase/
CFC:	Amount	% of Total	Amount	% of Total	(Decrease)
Distribution	$13,744,456}	66%	$13,994,595	65%	$(250,139)
Power supply	4,935,010}	23	5,213,868	24	(278,858)
Statewide and associate	111,133}	1	116,203	1	(5,070)
CFC total	18,790,599}	90	19,324,666	90	(534,067)
RTFC	1,718,599}	8	1,680,654	8	37,945}
NCSC	415,835}	2	458,342	2	(42,507)
Total	$20,925,033}	100%	$21,463,662	100%	$(538,629)

The following table summarizes the loans and guarantees outstanding at RTFC by type:

	November 30, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Rural local exchange carriers	$1,515,179}	89%	$1,476,402	88%	$38,777}
Cable television providers	151,713}	9	152,326	9	(613)
Fiber optic network providers	7,256}	-	8,126	1	(870)
Competitive local exchange carriers	34,452}	2	37,294	2	(2,842)
Wireless providers	7,417}	-	3,924	-	3,493}
Other	2,582}	-	2,582	-	-}
Total	$1,718,599}	100%	$1,680,654	100%	$37,945}

Our members are widely dispersed throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At November 30, 2009 and May 31, 2009, loans outstanding to members in any one state or territory did not exceed 17 percent of total loans outstanding.

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

At November 30, 2009 and May 31, 2009, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding.  At November 30, 2009 and May 31, 2009, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	November 30, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,725,165}	18%	$3,686,956	17%	$38,209}
Guarantees	273,878}	1	363,883	2	(90,005)
Total credit exposure to ten largest borrowers	$3,999,043}	19%	$4,050,839	19%	$(51,796)

Total by segment:
CFC	$3,451,444}	16%	$3,497,331	16%	$(45,887)
RTFC	523,849}	3	523,758	3	91}
NCSC	23,750}	-}	29,750	-	(6,000)
Total credit exposure to ten largest borrowers	$3,999,043}	19%	$4,050,839	19%	$(51,796)

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

The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	November 30, 2009		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,385,359}	11%	$2,831,111	13%	$(445,752)
Guarantees	313,279}	2	347,325	2	(34,046)
Total unsecured credit exposure	$2,698,638}	13%	$3,178,436	15%	$(479,798)

Total by segment:
CFC	$2,390,478}	11%	$2,875,396	14%	$(484,918)
RTFC	243,612}	2	237,259	1	6,353}
NCSC	64,548}	-}	65,781	-	(1,233)
Total unsecured credit exposure	$2,698,638}	13%	$3,178,436	15%	$(479,798)

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

The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Total loans to members	$19,729,294}	$20,188,207
Less: Total secured debt or debt requiring
collateral on deposit	(10,538,908)	(9,390,000)
Less: Excess collateral pledged or on deposit	(1,869,950)	(2,566,723)
Unencumbered loans	$7,320,436}	$8,231,484

Unencumbered loans as a percentage of total loans	37%	41%

Non-performing and Restructured Loans
The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Non-performing loans (1)	$523,849	$523,758
Percent of loans outstanding	2.66%	2.59%
Percent of loans and guarantees outstanding	2.50	2.44

Restructured loans	$522,826	$537,587
Percent of loans outstanding	2.65%	2.66%
Percent of loans and guarantees outstanding	2.50	2.50

Total non-performing and restructured loans	$1,046,675	$1,061,345
Percent of loans outstanding	5.31%	5.25%
Percent of loans and guarantees outstanding	5.00	4.94

Total non-accrual loans	$1,000,461	$1,014,585
Percent of loans outstanding	5.07%	5.03%
Percent of loans and guarantees outstanding	4.78	4.73

(1) All loans classified as non-performing were on non-accrual status.

At November 30, 2009 and May 31, 2009, all loans classified as restructured were performing according to the restructure agreements.  A total of $46 million and $47 million of restructured loans at November 30, 2009 and May 31, 2009, respectively, have been on accrual status since the time of the loan restructuring.  There has been no principal written off on these loans.  Approximately $1 million and $2 million, respectively, of interest income was accrued on restructured loans during the three and six months ended November 30, 2009 and 2008.

At November 30, 2009 and May 31, 2009 $477 million and $491 million, respectively, of the loans on non-accrual status were performing as required under the loan agreement with the borrower.  During the six months ended November 30, 2009, this borrower made scheduled payments of $14 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $11 million to the calculated impairment.  There has been no principal written off on the exposure to this borrower.

At November 30, 2009 and May 31, 2009, non-performing loans consist of loans to Innovative Communication Corporation (“ICC”) totaling $524 million.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to us since June 2005.  RTFC is the primary secured lender to ICC.

In February 2006, involuntary bankruptcy petitions were filed against ICC's indirect majority shareholder and former chairman, Jeffrey Prosser ("Prosser"), ICC's immediate parent, Emerging Communication, Inc. ("Emcom") and Emcom's parent, Innovative Communication Company LLC ("ICC-LLC"); and in April 2006, RTFC reached a settlement with ICC, Virgin Islands Telephone Corporation d/b/a Innovative Telephone ("Vitelco"), ICC-LLC, Emcom, their directors and Prosser, individually.  Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums.  CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

ICC-LLC, Emcom and Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division (the “Bankruptcy Court”).  A Chapter 11 trustee has been appointed for the corporate estates; and a Chapter 7 trustee was appointed in Prosser’s individual case.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

On February 1, 2008, the Court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:  Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the USVI, the British Virgin Islands (“BVI”) and St. Maarten (the “Group 1 Assets”); Group 2 consisting of stock in ICC subsidiaries operating in France and certain of its Caribbean territories (the “Group 2 Assets”); and Group 3 consisting of the newspaper operations of ICC (the “Group 3 Assets”).  The Group 2 Assets and Group 3 Assets were sold in December 2008 and May 2008, respectively.  Certain ancillary assets have also been sold including aircraft, art and real estate.  In each instance, the distribution of proceeds was approved by the Court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 6, 2009, the Bankruptcy Judge approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC, with RTFC reserving the right to assign its rights under the Purchase Agreement to CFC.  CFC, together with certain of its subsidiaries, has begun the process of obtaining the applicable regulatory approvals.  In October 2009, the BVI regulatory approval process was successfully completed, and in December 2009, FCC approval was granted.  There are two remaining applications that are still pending action by the regulators.

In April 2009, RTFC acquired $85 million of Vitelco preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

For a more detailed description of the contingencies related to the non-performing loans outstanding to ICC, see Note 13 Restructured /Non-performing Loans and Contingencies, to the consolidated financial statements.  Based on its analysis, we believe that we have adequately reserved for our exposure to ICC at November 30, 2009.

At November 30, 2009 and May 31, 2009, restructured loans totaled $523 million and $538 million, respectively.  A total of $477 million and $491 million of restructured loans were on non-accrual status at November 30, 2009 and May 31, 2009, respectively.  When agreements are executed to change the original terms of a loan, generally a change to the originally scheduled cash flows, we classify the loan as restructured unless the new terms are deemed to be market terms.  We make a determination about the accrual of interest income for these loans on a loan-by-loan basis.  The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement.  We will periodically review the decision whether or not to accrue interest income on restructured loans based on the borrower's past performance and current financial condition.

At November 30, 2009 and May 31, 2009, restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ") were $477 million and $491 million, respectively.  All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million was outstanding under the capital expenditure loan facility classified as a performing loan at both November 30, 2009 and May 31, 2009.  Total loans to CoServ at November 30, 2009 and May 31, 2009 represented in each case 2.4 percent of our total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, we restructured the loans to CoServ.  CoServ is scheduled to make quarterly payments to us through December 2037.  As part of the restructuring, we may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012.  Under the facility, advances are limited to $46 million per year.  As of the date of this filing, there is $138 million available under this loan facility. When CoServ requests capital expenditure loans under this facility, these loans are made at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make on the restructured loan.  To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true up on or after December 13, 2008.  To date, we have not received notice from CoServ that it intends to prepay the loan.

Based on our analysis, we believe that we have adequately reserved for our exposure to CoServ at November 30, 2009.

At each of November 30, 2009 and May 31, 2009, we had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer is current with respect to all debt service payments at November 30, 2009 and all loans to Pioneer remain on accrual status.  We are the principal creditor to Pioneer.

Based on our analysis, we believe that we have adequately reserved for our exposure to Pioneer at November 30, 2009.

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

Management makes recommendations to our board of directors regarding charge-offs of loan balances.  In making its recommendation to charge-off all or a portion of a loan balance, management considers various factors including cash flows and the collateral securing the loan.  Since our inception in 1969, charge-offs totaled $217 million and recoveries totaled $34 million for a total net charge-off of $183 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:
	For the six months ended and as of		For the year ended and as of
	November 30,		May 31,
(dollar amounts in thousands)	2009	2008	2009
Beginning balance	$622,960}	$514,906	$514,906
(Recovery of) provision for loan losses	(14,594)	136,992	113,699
Net recoveries (charge-offs)	92}	(2,952)	(5,645)
Ending balance	$608,458}	$648,946	$622,960
`
Loan loss allowance by segment:
CFC	$608,402}	$648,755	$622,851
NCSC	56}	191	109
Total	$608,458}	$648,946	$622,960

As a percentage of total loans outstanding	3.08%	3.32%	3.09%
As a percentage of total non-performing loans outstanding	116.15%	131.63%	118.94%
As a percentage of total restructured loans outstanding	116.38%	115.40%	115.88%
As a percentage of total loans on non-accrual	60.82%	65.02%	61.40%

Our loan loss allowance decreased $15 million from May 31, 2009 to November 30, 2009.  The reserve for impaired loans decreased by $14 million during the six months ended November 30, 2009 due to loan repayments received on impaired loans and lower variable interest rates.  The decrease in the loan loss allowance for the six months ended November 30, 2009 was also due to decreases in the balance of loans outstanding and the weighted average maturity of loans in the general portfolio.  This decrease was offset by an increase to the exposure for high risk loans.

We agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and $0.06 million loan loss allowance required at NCSC to cover the exposure for consumer loans of $0.4 million.

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

As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available.  At November 30, 2009 and May 31, 2009, impaired loans totaled $1,042 million and $1,056 million, respectively.  At November 30, 2009 and May 31, 2009, we specifically reserved a total of $400 million and $414 million, respectively, to cover impaired loans.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009	Increase/ (Decrease)

Commercial paper (1)	$1,950,455}	$1,833,273	$117,182}
Bank bid notes	100,000}	255,000	(155,000)
Term loan	-}	200,000	(200,000)
Collateral trust bonds	5,673,247}	5,178,756	494,491}
Notes payable	4,910,680}	4,256,661	654,019}
Medium-term notes	4,337,650}	5,864,229	(1,526,579)
Subordinated deferrable debt	311,440}	311,440	-}
Membership certificates	643,148}	642,960	188}
Loan certificates	663,239}	692,806	(29,567)
Guarantee certificates	123,394}	126,193	(2,799)
Member capital securities	360,425}	278,095	82,330}
Total debt outstanding	$19,073,678}	$19,639,413	$(565,735)

	November 30, 2009	May 31, 2009
Percentage of fixed-rate debt (2)	83%	87%
Percentage of variable-rate debt (3)	17	13
Percentage of long-term debt	78	75
Percentage of short-term debt	22	25
(1) Includes $538 million and $291 million related to the daily liquidity fund at November 30, 2009 and May 31, 2009, respectively.
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

The following table provides additional information on the debt instruments we offer and related credit ratings at November 30, 2009.

Debt Instrument	Maturity Range	Rate Options	Market	Security	Credit Rating (1)
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured	NA
Bank bid notes	Up to 3 months	Fixed rate	Bank institutions	Unsecured	NA
Commercial paper	1 to 270 days	Fixed rate	Public capital markets and members	Unsecured	P1, A1, F2
Collateral trust bonds	Range from 2 years to 30 years	Fixed or variable rate	Public capital markets	Secured (2)	A1, A+, A
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured	A2, A, A-
Notes payable	Range from 1 year to 30 years	Fixed or variable rate	Private placement	Varies (3)	Varies (3)
Subordinated deferrable debt (4)	Up to 39 yrs	Fixed or variable rate	Public capital markets	Unsecured (5)	A3, BBB, BBB
Subordinated certificates	Up to 100 years (6)	Varies	Members	Unsecured (7)	NA

(1) Based on ratings defined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings, respectively.
(2) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers, in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(3) At November 30, 2009, notes payable primarily represent unsecured notes payable issued under the REDLG program and secured notes payable to Farmer Mac.  We must obtain credit ratings on certain senior secured debt from two rating agencies on an annual basis.  The most recent credit ratings obtained on Farmer Mac notes were A+ from Standard & Poor’s Corporation and A from Fitch Ratings.   Unsecured guaranteed notes payable issued under the REDLG program do not have a credit rating.  However, we must obtain one credit rating on an annual basis for REDLG notes payable without regard to the bond guarantee agreement with RUS.  The most recent credit rating obtained on REDLG notes payable without regard to the bond guarantee agreement with RUS was A by Standard and Poor’s Corporation.  We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the REDLG program.
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

Total debt outstanding decreased by $566 million at November 30, 2009 as compared with May 31, 2009 primarily due to the $459 million decrease to loans outstanding and the $149 million decrease in cash.  During the six months ended November 30, 2009 there was a shift in the type of funding used in order to obtain the lowest interest rates available in the market.  Approximately $1,876 million of medium-term notes that matured during the period were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to Farmer Mac totaling $625 million and the issuance of retail medium-term notes.

Our members also continue to support the member capital securities program with the purchase of $360 million of securities as of November 30, 2009, an increase of $82 million from May 31, 2009.  Subsequent to November 30, 2009 and through January 7, 2010, an additional $38 million of member capital securities were purchased by members bringing the total to $398 million.  Effective January 1, 2010, the fixed interest rate earned on our member capital securities changed from 7.5 percent for purchases on or before December 31, 2009 to 5 percent for purchases after that date.

Equity
The following table breaks out our equity balances:
(dollar amounts in thousands)	November 30, 2009	May 31, 2009	Increase/ (Decrease)
Membership fees	$991}	$990	$1}
Education fund	1,005}	1,592	(587)
Members' capital reserve	187,098}	187,098	-}
Allocated net income	379,434}	420,834	(41,400)
Unallocated net income (loss) (1)	34,956}	(6,198)	41,154}
Total members' equity	603,484}	604,316	(832)
Prior years cumulative derivative forward
value and foreign currency adjustments	(103,493)	44,056	(147,549)
Year-to-date derivative forward value loss (2)	(925)	(147,549)	146,624}
Total CFC retained equity	499,066}	500,823	(1,757)
Accumulated other comprehensive income	7,789}	8,115	(326)
Total CFC equity	506,855}	508,938	(2,083)
Noncontrolling interest	8,746}	10,162	(1,416)
Total equity	$515,601}	$519,100	$(3,499)
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

At November 30, 2009, total equity decreased by $3 million from May 31, 2009 primarily due to the board authorized patronage capital retirement of $41 million offset by net income of $39 million.  The remaining decrease relates to the loss attributable to the noncontrolling interest, changes to accumulated other comprehensive income and the education fund.

In June 2009, we revised our guidelines related to the timing and amount of patronage capital to be distributed.  The purpose of the revision, which was approved by our board of directors, is to increase equity retention.  Under the new guidelines, we will retire 50 percent of prior year’s allocated patronage capital and hold the remaining 50 percent for 25 years.  The retirement amount and timing remains subject to annual approval by our board of directors.

In July 2009, our board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, our board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash in September 2009.  Future allocations and retirements of net earnings will be made annually as determined by our board of directors with due regard to our financial condition.  Our board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.  On June 1, 2009, CFC implemented new accounting guidance for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at November 30, 2009 of $9 million.  Additionally, noncontrolling interest totaling $10 million was reclassified from liabilities to equity at May 31, 2009 due to the retrospective presentation and disclosure requirements of the new accounting guidance.

At May 31, 2009, based on the consolidation accounting guidance in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore did not represent a loss that was funded by CFC.  Under prior accounting guidance, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new guidance, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted.  As a result of this new guidance, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business.  Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Contractual Obligations
The following table summarizes our long-term contractual obligations at November 30, 2009 and the scheduled reductions by fiscal year.
						More than 5
(dollar amounts in millions)	2010	2011	2012	2013	2014	years	Total
Long-term debt due in less than one year	$617	$1,520	$-	$-	$-	$-	$2,137
Long-term debt	-	614	2,006	645	2,226	7,293	12,784
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	5	15	39	25	17	1,452	1,553
Operating leases (2)	2	4	1	-	-	-	7
Contractual interest on long-term debt (3)	440	811	746	642	573	7,469	10,681
Total contractual obligations	$1,064	$2,964	$2,792	$1,312	$2,816	$16,525	$27,473
(1) Excludes loan subordinated certificates totaling $237 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.
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
(3) Represents the interest obligation on our debt based on terms and conditions at November 30, 2009.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$609,030}	$644,540	$(35,510)
Indemnifications of tax benefit transfers	76,936}	81,574	(4,638)
Letters of credit	410,450}	450,659	(40,209)
Other guarantees	99,323}	98,682	641}
Total	$1,195,739}	$1,275,455	$(79,716)
Total by segment:
CFC	$1,140,366}	$1,233,333	$(92,967)
RTFC	637}	500	137}
NCSC	54,736}	41,622	13,114}
Total	$1,195,739}	$1,275,455	$(79,716)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as we perform under our guarantee.  We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments.  At November 30, 2009 and May 31, 2009, 74 percent and 73 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system's assets and future revenues.

The decrease in total guarantees during the six months ended November 30, 2009 is primarily due to letters of credit that expired during the period, the early redemption of a $20 million tax-exempt bond guarantee and normal amortization.  At November 30, 2009 and May 31, 2009, we had recorded a guarantee liability totaling $25 million and $30 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at November 30, 2009 and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2010	2011	2012	2013	2014	Years
Guarantees (1)	$1,195,739	$183,030	$284,165	$65,846	$108,432	$37,392	$516,874
(1) On a total of $609 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At November 30, 2009, our unadvanced loan commitments totaled $13,914 million, an increase of $363 million over the $13,551 million unadvanced at May 31, 2009.  These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced.  For most long-term advances of unadvanced commitments, we confirm based on our credit underwriting policy that there have been no material adverse changes in the borrower’s financial statement condition since we approved the loan.

It would be unlikely for members to draw all of their unadvanced commitments in the near term for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans; therefore advances occur over the period of the multi-year work plans.
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

Our line of credit loans generally contain material adverse change clauses.  The majority of the short-term unadvanced commitments provide working capital liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.  Approximately 60 percent and 59 percent of the unadvanced commitments at November 30, 2009 and May 31, 2009, respectively, were for short-term line of credit loans.

Unadvanced commitments are classified as contingent liabilities.  Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  Due to the retrospective presentation and disclosure requirements of the accounting guidance for noncontrolling interests that we adopted on June 1, 2009, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q.  The leverage ratio for May 31, 2009 has been adjusted accordingly.  Based on this formula, the leverage ratio at November 30, 2009 was 40.96, a decrease from 41.88 at May 31, 2009.  The decrease in the leverage ratio is due to a decrease of $541 million in total liabilities and a decrease of $80 million in guarantees partially offset by a decrease of $3 million in total equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to calculate adjusted equity.  Due to the recent adoption of new accounting guidance on noncontrolling interests, minority interest is reported as equity on the consolidated balance sheets as of November 30, 2009 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest.

At November 30, 2009 and May 31, 2009, the adjusted leverage ratio was 6.72 and 7.11, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation.  The decrease in the adjusted leverage ratio is due to a decrease of $639 million in adjusted liabilities, an increase of $48 million in adjusted equity and a decrease of $80 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment grade ratings from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

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

The debt to equity ratio, based on this formula at November 30, 2009 was 38.64, a decrease from 39.42 at May 31, 2009.  The decrease in the debt to equity ratio is due to the decrease of $541 million in total liabilities partially offset by a decrease of $3 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund RUS guaranteed loans, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity.  At November 30, 2009 and May 31, 2009, the adjusted debt to equity ratio was 6.28 and 6.63, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The decrease in the adjusted debt to equity ratio is due to a decrease of $639 million in adjusted liabilities and an increase of $48 million in adjusted equity.

Credit Ratings
Our long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents our credit ratings at November 30, 2009.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A
Senior unsecured debt	A2	A	A-
Subordinated deferrable debt	A3	BBB	BBB
Commercial paper	P1	A1	F2

Guarantees:
Pooled bonds	A2	A	A-
Other bonds	A2	A	A-
Short-term	P1	A1	F2

The ratings listed above are defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and can be revised or withdrawn at any time by the rating organizations.

At November 30, 2009 and through the date of this filing, Moody's Investors Service and Fitch Ratings had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook. On July 24, 2009, Fitch Ratings announced downgrades, with a stable outlook, on all of our secured and unsecured debt, which are reflected in the chart above.  On August 24, 2009, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from stable to negative.

On November 24, 2009, Moody’s Investors Service affirmed our ratings and the stable outlook and downgraded our pooled bonds guarantees to correspond to our senior unsecured debt rating of A2.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity.   At November 30, 2009, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through May 2011.  In analyzing our projected liquidity position, we track the key items identified in the chart below.   The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented.  The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change.  The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at November 30, 2009, as well as our current estimate for the prepayment of long-term loans.  The estimate of the amount and timing of long-term loan prepayments is subject to change.   We assumed a level of member medium-term notes and retail note investments that we expect is attainable based on our recent historical trend.  We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed rate loan portfolio and to allow our revolving lines of credit to provide 100% backup liquidity for our outstanding commercial paper.  The commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance.  We assumed the issuance or repayment of commercial paper to maintain excess liquidity within a range of $350 million to $450 million.

	Projected Uses of Liquidity				Projected Sources of Liquidity
						Debt-Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Internotes / medium-term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
2Q10										$ 356
3Q10	$ 340	$ -	$ 360	$ 700	$ 640	$ -	$ -	$ 80	$ 720	376
4Q10	275	-	560	835	250	350	130	80	810	351
1Q11	710	50	215	975	385	-	500	90	975	351
2Q11	810	-	215	1,025	200	-	740	90	1,030	356
3Q11	370	-	215	585	310	-	200	90	600	371
4Q11	250	-	220	470	210	-	200	90	500	401
Totals	$2,755	$ 50	$ 1,785	$ 4,590	$ 1,995	$ 350	$ 1,770	$ 520	$ 4,635

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

In September 2009, we issued $250 million of 2.625 percent collateral trust bonds due 2012 and $250 million of 3.875 percent collateral trust bonds due 2015.  As of November 30, 2009, a total of $360 million of member capital securities had been sold.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets.  We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements.

We also have authorization from our board of directors to issue in the European market up to $1 billion of commercial paper and $4 billion of medium-term notes, as well as $2 billion of medium-term notes in the Australian market.  At November 30, 2009, there was no debt outstanding under our European or Australian programs.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with Farmer Mac.  During the six months ended November 30, 2009, we issued the following debt totaling $625 million to Farmer Mac:
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

When Farmer Mac communicates favorable pricing indications and investor interest to us, we may elect to issue all or a portion of the $575 million that remains unadvanced at November 30, 2009 under the May 2009 note purchase agreement with Farmer Mac.  In December 2009, CFC exercised the call option on a $150 million 4.95 percent note with Farmer Mac, which increased the amount available under revolving note purchase agreements with Farmer Mac to $725 million. All of the Farmer Mac agreements are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total amount available under each of the agreements.

Member Loan Repayments
Repayments on long-term loans are scheduled to be $890 million for the remainder of fiscal year 2010, including $312 million of expected long-term loan repayments of power supply bridge loans with RUS funding.  Scheduled repayments include loan amortization and anticipated resolutions of impaired loans based on current expectations.

Member Loan Interest Payments
During the six months ended November 30, 2009, interest income on the loan portfolio was $528 million, representing an average yield of 5.24 percent as compared with 5.39 percent for the six months ended November 30, 2008.  For the past three fiscal years, interest income on the loan portfolio has averaged $1,039 million.  At November 30, 2009, 78 percent of the total loans outstanding had a fixed rate of interest and 22 percent of loans outstanding had a variable rate of interest. At November 30, 2009, 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of our revolving credit agreements:

(dollar amounts in thousands)	November 30, 2009	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,016,313	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts as of November 30, 2009 exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.

At November 30, 2009 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	November 30, 2009	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.52	6.90
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At November 30, 2009 and May 31, 2009, members funded 22.4 percent and 20.5 percent, respectively, of total assets.  Below is a table showing the components of our member investments:

	November 30, 2009			May 31, 2009		Increase/
(dollar amounts in thousands)	Amount		% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,554,378}		80%	$1,226,238	67%	$328,140}
Medium-term notes	627,538}		14	723,009	12	(95,471)
Members' subordinated certificates	1,790,206}		100	1,740,054	100	50,152}
Members' equity (3)	603,484}		100	604,316	100	(832)
Noncontrolling interest (4)	8,746}		100	10,162	100	(1,416)
Total	$4,584,352}			$4,303,779		$280,573}
Percentage of total assets	22.4}	%		20.5%
Percentage of total assets less derivative assets (3)	22.9}			20.9
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $538 million and $291 million related to the daily liquidity fund at November 30, 2009 and May 31, 2009, respectively.
(3) See the Liabilities and Equity section of Financial Condition for a breakout of members' equity.
(4) Represents RTFC and NCSC equity as RTFC and NCSC members are members of the consolidated entity.

Members held commercial paper (including the daily liquidity fund) totaling $1,554 million or approximately 80 percent of the total commercial paper and daily liquidity fund outstanding at November 30, 2009.  Member commercial paper investments have averaged $1,244 million outstanding since January 1, 2007.  Commercial paper issued through dealers and bank bid notes totaled $438 million and represented 2 percent of total debt outstanding at November 30, 2009.  We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2010.  We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans that were previously approved.  At November 30, 2009, we had unadvanced loan commitments totaling $13,914 million.  We do not expect to advance the full amount of the unadvanced commitments.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately $2 billion of long-term commitments are scheduled to expire if not advanced over the next three years.  Approximately 60 percent of the outstanding commitments at November 30, 2009 were for short-term or line of credit loans.  We expect to fund loan advances, either from new loans approved to members or from unadvanced commitments, totaling $920 million during the remainder of fiscal year 2010.

Interest Expense on Debt
For the six months ended November 30, 2009, interest expense on debt was $458 million, representing 4.71 percent of the average debt volume.  The interest expense on debt represented 4.79 percent of the average debt volume for the six months ended November 30, 2008.  For the past three fiscal years, interest expense on debt has averaged $935 million.  At November 30, 2009, a total of 83 percent of outstanding debt had a fixed interest rate and 17 percent of outstanding debt had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following November 30, 2009 and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2010	$622,726
May 31, 2011	2,149,030
May 31, 2012	2,044,855
May 31, 2013	669,564
May 31, 2014	2,243,483
Thereafter	9,056,081
Total	$16,785,739
(1) Excludes loan subordinated certificates totaling $237 million that amortize annually based on the outstanding balance of the related loan.  There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates.  Over the past three years, annual amortization on these certificates has averaged $28 million.  In fiscal year 2009, amortization represented 8 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
We have made annual retirements of our allocated patronage capital in 29 of the last 30 years.  In July 2009, the CFC board of directors approved the allocation of a total of $83 million from fiscal year 2009 net earnings to the National Rural members.  CFC made cash payments of $41 million to its members in September 2009 as retirement of 50 percent of allocated net earnings from the prior year as approved by the board of directors.  The remaining portion of allocated net earnings will be retained by CFC for 25 years under new guidelines that started in June 2009.

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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members' equity maturing by year (see table below).  The interest rate risk is deemed minimal on variable-rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At November 30, 2009 and May 31, 2009, 22 percent and 27 percent, respectively, of loans carried variable interest rates.

Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of 3 percent of total assets excluding derivative assets.  At November 30, 2009, we had $15,390 million of fixed-rate assets amortizing or repricing, funded by $13,446 million of fixed-rate liabilities maturing during the next 30 years and $2,021 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $77 million, or less than 1 percent of total assets and total assets excluding derivative assets, represents the fixed-rate debt and equity maturing during the next 30 years in excess of the fixed-rate assets.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at
November 30, 2009.

Interest Rate Gap Analysis
(Fixed-rate Assets/Liabilities)
As of November 30, 2009

	May 31,	June 1,	June 1,	June 1,	June 1,
	2010	2010 to	2012 to	2014 to	2019 to	Beyond
	or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2012	2014	2019	2029	2029	Total

Assets amortization and repricing	$1,264	$4,508	$2,629	$3,467	$2,474	$1,048	$15,390

Liabilities and members' equity:
Long-term debt	$970	$4,774	$2,251	$3,946	$673	$832	$13,446
Subordinated certificates	11	64	32	56	1,100	350	1,613
Members' equity (1)	-	-	-	15	205	188	408
Total liabilities and members' equity	$981	$4,838	$2,283	$4,017	$1,978	$1,370	$15,467

Gap (2)	$283	$(330)	$346	$(550)	$496	$(322)	$(77)
Cumulative gap	283	(47)	299	(251)	245	(77)
Cumulative gap as a % of total assets	1.38%	(0.23)%	1.46%	(1.23)%	1.20%	(0.38)%
Cumulative gap as a % of adjusted total assets (3)	1.41	(0.23)	1.49	(1.25)	1.22	(0.38)
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets.  See Non-GAAP Financial Measures for further explanation of why we use members' equity in our analysis of the funding of our loan portfolio.
(2) Assets less liabilities and members' equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments.  We use interest rate, cross currency and cross currency interest rate swaps to manage our interest rate and foreign currency risk.  These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy.  We enter into interest rate swaps only with counterparties that participate in our revolving credit agreements.  We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future.  At November 30, 2009 and May 31, 2009, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we have entered into derivative instruments.  To mitigate this risk, we only enter into these agreements with financial institutions with investment grade ratings.  At November 30, 2009 and May 31, 2009, we were a party to derivative instruments with notional amounts totaling $11,421 million and $11,830 million, respectively.  At November 30, 2009 and May 31, 2009, the total notional exposure to any one counterparty did not exceed 13 percent and 12 percent, respectively, of total derivative instruments.  At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements.  In addition, the derivative instruments executed per counterparty is based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment, and credit ratings.  At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor's Corporation and Aaa to Baa1 as assigned by Moody’s Investor Service.  Based on the fair market value of our derivative instruments at November 30, 2009, there were eight counterparties that would be required to make a payment to us totaling $51 million if all of our derivative instruments were terminated on that day.  The largest amount owed to us by a single counterparty was $13 million at November 30, 2009.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At November 30, 2009, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.  See table on page 53 for CFC's senior unsecured credit ratings as of November 30, 2009.

(dollar amounts in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings fall to Baa1/BBB+
and below (1)	$6,904,235}	$(111,256)	$23,527}	$(87,729)
Counterparty may terminate if ratings fall below
Baa1/BBB+ (2)	1,319,280}	-}	8,754}	8,754}
Total	$8,223,515}	$(111,256)	$32,281}	$(78,975)

(1) Stated senior unsecured credit ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.  If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.
(2) Stated senior unsecured credit ratings are for Moody's Investors Service and Standard & Poor’s Corporation, respectively.  The rating trigger provisions on the interest rate swaps with one counterparty allow the counterparty to terminate the agreements based on our credit rating, but we do not have the right to terminate based on the counterparty’s credit rating.

In addition to the rating triggers listed above, at November 30, 2009, we had a total notional amount of $745 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $25 million representing the net cash settlement amount of the derivative instruments if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.

The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2009 was $131 million.

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

At November 30, 2009, we had $2,050 million of commercial paper, daily liquidity fund, and bank bid notes scheduled to mature during the next 12 months.  Based on past history, we expect to continue to maintain member investments in commercial paper at approximately the current level of $1,017 million at November 30, 2009.  Due to reductions in loans outstanding, we currently have less dealer commercial paper and bank bid notes outstanding than in prior periods, however, we expect that we have the market access to maintain dealer commercial paper and bank bid notes at approximately $1 billion to $1.5 billion, if required.

At November 30, 2009, we had $3 billion in available lines of credit with financial institutions.  These revolving credit agreements provide backup liquidity for 100% of our dealer and member commercial paper.  We expect to be in compliance with the covenants under our revolving credit agreements, therefore we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We also have access to the CPFF through February 2010 which provides capacity to issue a maximum of $3 billion of commercial paper.  At this time, there is no intention to make use of the more expensive funding through the CPFF since there is sufficient demand in the dealer and member commercial paper markets.

At November 30, 2009, we had long-term debt maturing in the next 12 months totaling $2,137 million.  This amount includes $406 million of medium-term notes sold through dealers (including retail notes) and $425 million of medium-term notes sold to members.  Based on past history, we expect to maintain the level of member and dealer investments in medium-term notes within a range of the current outstanding balance.  We have experienced a significant increase in demand for our retail notes since January 2009 and expect that we should be able to access the retail note market at least at the current level.  The total balance of retail notes outstanding has increased $821 million over the past 12 months to $1,093 million at November 30, 2009.

Additionally, our long-term funding includes the following sources:
•	We expect to maintain the ability to obtain funding through the capital markets, as indicated by our $500 million issuance of collateral trust bonds in September 2009.
•
We had $575 million available under revolving note purchase agreements with Farmer Mac at November 30, 2009, subject to market conditions.   In December 2009, CFC exercised the call option on a $150 million 4.95 percent note with Farmer Mac, which increased the amount available under revolving note purchase agreements with Farmer Mac to $725 million.

•
Secured notes payable scheduled to mature in the next twelve months were issued under revolving credit facilities with Farmer Mac that allow us to borrow, repay and re-borrow funds as market conditions permit.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, however we expect loans outstanding to decrease slightly during fiscal year 2010.  We also face liquidity risk in our ability to renew our revolving credit agreements at current commitment levels.  Our $1.0 billion 364-day revolving credit agreement matures in March 2010.  If we are not able to renew this agreement at the current commitment level, it would reduce the amount commercial paper funding we could obtain in the future.

At November 30, 2009, we were the guarantor and liquidity provider for $608 million of tax-exempt bonds issued for our member cooperatives.  During the six months ended November 30, 2009, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

At November 30, 2009, we expect that our $356 million of cash on hand and our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

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

Adjustments to Net Income and the Calculation of the TIER Ratio

The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and net income and these financial measures adjusted to exclude the effect of derivatives for the three and six months ended November 30, 2009 and November 30, 2008.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K/A for the year ended May 31, 2009 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest net income is included in total net income on the consolidated statement of operations for the three and six months ended November 30, 2009 and 2008.  As a result, it is not necessary to adjust net income to include minority interest net income as it was in prior periods.  As required, we have reflected changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q, including the adjusted net income and TIER calculations for the six months ended November 30, 2008.

	Three months ended		Six months ended
	November 30,		November 30,
(dollar amounts in thousands)	2009	2008	2009	2008
Interest expense	$(226,977)	$(234,187)	$(469,606)	$(454,336)
Derivative cash settlements	(10,706)	12,503	(14,200)	12,934
Adjusted interest expense	$(237,683)	$(221,684)	$(483,806)	$(441,402)

Net interest income	$37,942}	$32,559	$64,770}	$75,527
Derivative cash settlements	(10,706)	12,503	(14,200)	12,934
Adjusted net interest income	$27,236}	$45,062	$50,570}	$88,461

Income (loss) prior to income taxes	$21,578}	$(237,755)	$38,043}	$(225,285)
Derivative forward value	(7,562)	139,383	3,272}	150,411
Adjusted income (loss) prior to income taxes	$14,016}	$(98,372)	$41,315}	$(74,874)

Net income (loss) prior to cumulative effect of change in
accounting principle	$22,419}	$(231,355)	$38,852}	$(218,125)
Derivative forward value	(7,562)	139,383	3,272}	150,411
Adjusted net income (loss)	$14,857}	$(91,972)	$42,124}	$(67,714)

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
TIER (1)	1.10}	-	1.08}	-
Adjusted TIER (1)	1.06}	-	1.09}	-
(1) For the three and six months ended November 30, 2008, the Company reported a net loss of $231 million and $218 million, respectively.  For the three and six months ended November 30, 2008, the Company reported an adjusted net loss of $92 million and $68 million, respectively.  Thus the TIER and adjusted TIER calculations for those periods results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity. Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest is reported as equity on the consolidated balance sheets as of November 30, 2009 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest in the leverage and debt to equity ratio as it was in prior periods.   As required, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q including the leverage and debt to equity ratios at May 31, 2009.

Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K/A for the year ended May 31, 2009 for an explanation of why these adjustments to the calculation of leverage and debt to equity ratios reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	November 30, 2009	May 31, 2009
Liabilities	$19,922,325}	$20,463,605
Less:
Derivative liabilities	(544,655)	(493,002)
Debt used to fund loans guaranteed by RUS	(239,482)	(243,997)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,790,206)	(1,740,054)
Adjusted liabilities	$17,036,542}	$17,675,112
Total equity	$515,601}	$519,100
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	103,493}	(44,056)
Year-to-date derivative forward value loss (1)	925}	147,549
Accumulated other comprehensive income	(7,789)	(8,115)
Plus:
Subordinated certificates	1,790,206}	1,740,054
Subordinated deferrable debt	311,440}	311,440
Adjusted equity	$2,713,876}	$2,665,972

Guarantees	$1,195,739}	$1,275,455
(1) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.

	November 30, 2009	May 31, 2009
Leverage ratio	40.96}	41.88
Adjusted leverage ratio	6.72}	7.11

Debt to equity ratio	38.64}	39.42
Adjusted debt to equity ratio	6.28}	6.63

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

Refer to Part I, Item 1A. Risk Factors in our Form 10-K/A for the year ended May 31, 2009 for information regarding factors that could affect our results of operations, financial condition and liquidity.  There have been no material changes to our risk factors during the quarter ended November 30, 2009.

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

January 13, 2010