Form 10-Q
period 2010-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2010-04-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2010

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

 CONSOLIDATED BALANCE SHEETS
  (in thousands)

  A S S E T S

	(UNAUDITED) February 28, 2010	May 31, 2009

Cash and cash equivalents	$380,291}	$504,999

Restricted cash	16,173}	8,207

Investments in equity securities	58,220}	47,000

Loans to members	19,461,785}	20,192,309
Less: Allowance for loan losses	(618,498)	(622,960)
Loans to members, net	18,843,287}	19,569,349

Accrued interest and other receivables	226,490}	260,428

Fixed assets, net	51,223}	43,162

Debt service reserve funds	45,662}	46,662

Bond issuance costs, net	48,639}	50,414

Foreclosed assets, net	45,929}	48,721

Derivative assets	373,814}	381,356

Other assets	19,826}	22,407

	$20,109,554}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS
 (in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	(UNAUDITED) February 28, 2010	May 31, 2009

Short-term debt	$4,250,558}	$4,867,864

Accrued interest payable	310,571}	249,601

Long-term debt	12,282,807}	12,720,055

Deferred income	18,546}	18,962

Guarantee liability	25,691}	29,672

Other liabilities	50,134}	32,955

Derivative liabilities	461,030}	493,002

Subordinated deferrable debt	311,440}	311,440

Members' subordinated certificates:
Membership subordinated certificates	643,148}	642,960
Loan and guarantee subordinated certificates	787,463}	818,999
Member capital securities	397,850}	278,095
Total members' subordinated certificates	1,828,461}	1,740,054

Commitments and contingencies

CFC equity:
Retained equity	551,694}	500,823
Accumulated other comprehensive income	7,772}	8,115
Total CFC equity	559,466}	508,938
Noncontrolling interest	10,850}	10,162
Total equity	570,316}	519,100

	$20,109,554}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (in thousands)

Three months ended			Nine months ended
February 28,			February 28,
2010		2009	2010	2009

Interest income	$256,519}	$268,453	$790,895}	$798,316
Interest expense	(221,898)	(239,744)	(691,504)	(694,080)

Net interest income	34,621}	28,709	99,391}	104,236

(Provision for) recovery of loan losses	(10,000)	10,415	4,594}	(126,577)

Net interest income (loss) after (provision for) recovery of loan losses	24,621}	39,124	103,985}	(22,341)

Non-interest income:
Fee and other income	5,638}	3,200	13,478}	9,519
Settlement income	22,906}	-	22,906}	-
Derivative gains (losses)	22,571}	50,966	5,099}	(86,511)
Results of operations of foreclosed assets	338}	801	946}	3,258

Total non-interest income	51,453}	54,967	42,429}	(73,734)

Non-interest expense:
Salaries and employee benefits	(9,286)	(10,036)	(28,970)	(29,799)
Other general and administrative expenses	(8,840)	(6,430)	(22,598)	(16,354)
(Provision for) recovery of guarantee liability	(451)	(338)	2,765}	(5,319)
Market adjustment on foreclosed assets	(988)	(1,652)	(2,738)	(1,805)
Other	(111)	(372)	(432)	(670)

Total non-interest expense	(19,676)	(18,828)	(51,973)	(53,947)

Income (loss) prior to income taxes	56,398}	75,263	94,441}	(150,022)

Income tax (expense) benefit	(1,465)	(183)	(656)	6,977

Net income (loss)	54,933}	75,080	93,785}	(143,045)

Less: Net (income) loss attributable to the noncontrolling interest	(2,130)	159	(753)	3,138

Net income (loss) attributable to CFC	$52,803}	$75,239	$93,032}	$(139,907)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

				Accumulated					Membership
			Total	Other	CFC		Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Unallocated	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	Net Loss	Reserve	Allocated	Fund
Balance as of May 31, 2009	$519,100}	$10,162}	$508,938}	$8,115}	$500,823}	$(109,691)	$187,098}	$420,834}	$2,582}
Patronage capital retirement	(41,400)	-}	(41,400)	-}	(41,400)	-}	-}	(41,400)	-}
Net income	93,785}	753}	93,032}	-}	93,032}	93,032}	-}	-}	-}
Other comprehensive loss	(364)	(21)	(343)	(343)	-}	-}	-}	-}	-}
Total comprehensive income	93,421}	732}	92,689}
Other	(805)	(44)	(761)	-}	(761)	-}	-}	-}	(761)
Balance as of February 28, 2010	$570,316}	$10,850}	$559,466}}	$7,772}	$551,694}	$(16,659)	$187,098}	$379,434}	$1,821}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$93,785}	$(143,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(5,901)	(4,757)
Amortization of bond issuance costs and deferred charges	16,313}	8,060
Depreciation	1,533}	1,710
(Recovery of) provision for loan losses	(4,594)	126,577
(Recovery of) provision for guarantee liability	(2,765)	5,319
Results of operations of foreclosed assets	(946)	(3,258)
Market adjustment on foreclosed assets	2,738}	1,805
Derivative forward value	(24,935)	203,457
Purchases of trading securities	-}	(71,405)
Sales of trading securities	-}	59,870
Changes in operating assets and liabilities:
Accrued interest and other receivables	22,798}	(15,039)
Accrued interest payable	60,970}	104,714
Other	10,176}	23,920

Net cash provided by operating activities	169,172}	297,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made on loans	(5,145,820)	(7,508,239)
Principal collected on loans	5,809,639}	6,360,213
Net investment in fixed assets	(9,594)	(16,339)
Net cash provided by foreclosed assets	1,000}	6,000
Net proceeds from sale of loans	66,531}	-
Investments in equity securities	(11,092)	(35,000)
Change in restricted cash	(7,966)	6,768

Net cash provided by (used in) investing activities	702,698}	(1,186,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt, net	(300,834)	(136,883)
Proceeds from issuance of long-term debt, net	1,621,307}	4,341,725
Payments for retirement of long-term debt	(2,379,170)	(3,130,886)
Proceeds from issuance of members' subordinated certificates	149,005}	187,603
Payments for retirement of members' subordinated certificates	(47,446)	(17,402)
Payments for retirement of patronage capital	(39,440)	(80,150)

Net cash (used in) provided by financing activities	(996,578)	1,164,007

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(124,708)	275,338
BEGINNING CASH AND CASH EQUIVALENTS	504,999}	177,809
ENDING CASH AND CASH EQUIVALENTS	$380,291}	$453,147

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

	Nine months ended February 28,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$614,221	$581,876
Cash paid for income taxes	206	31

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$1,447
Patronage capital applied against loan balances	-	81
Membership fee applied against loan balances	1	-
Net decrease in debt service reserve funds/debt service reserve certificates	(1,000)	(7,354)
Noncontrolling interest patronage capital applied against loan balances	-	29

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation (referred to as "CFC," "we," "our," or "us") is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969.  The principal purpose of CFC is to provide its members with a source of financing to supplement the loan programs of the Rural Utilities Service of the United States Department of Agriculture.  CFC makes loans to its members to enable them to acquire, construct and operate electric distribution, generation, transmission and related facilities.  CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations.  CFC is exempt from payment of federal income taxes under the provisions of Section 501(c)(4) of the Internal Revenue Code.  As a member-owned cooperative, our objective is not to maximize net income, but to offer our members financial products and services at the lowest cost that is consistent with sound financial management.

Rural Telephone Finance Cooperative ("RTFC") was incorporated as a cooperative association in the state of South Dakota in September 1987.  In February 2005, RTFC reincorporated as a member-owned cooperative association in the District of Columbia.  RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates.  As a member owned cooperative, RTFC’s objective is not to maximize its net income, but to offer its members financial products and services at the lowest cost that is consistent with sound financial management.  RTFC's results of operations and financial condition are consolidated with CFC in the accompanying financial statements.  RTFC is headquartered with CFC in Herndon, Virginia.  RTFC is a taxable cooperative that pays income tax based on its net income, excluding net income allocated to its members, as allowed by law under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation ("NCSC") was incorporated in 1981 in the District of Columbia as a member-owned cooperative association.  NCSC’s principal purpose is to provide financing to the for-profit or non-profit entities that are owned, operated or controlled by or provide substantial benefit to, members of CFC.  As a member-owned cooperative, its objective is not to maximize its net income, but to offer its members financial products and services at the lowest cost that is consistent with sound financial management.  NCSC's membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership.  NCSC's results of operations and financial condition are consolidated with those of CFC in the accompanying financial statements.  NCSC is headquartered with CFC in Herndon, Virginia.  NCSC is a taxable corporation.

At February 28, 2010, we had 1,461 members and 59 associates.  Our membership includes the following:
•	832 distribution systems;
•	68 power supply systems;
•	495 telecommunications members; and
•	66 service members.
Associates are eligible to borrow, however, they are not eligible to vote on matters submitted to the membership for approval.  Our members and associates are located in 49 states, the District of Columbia and two U.S. territories.  Memberships between CFC, RTFC and NCSC have been eliminated in consolidation.  All references to members within this document include members and associates.

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

CFC is the sole lender to and manages the lending activities and business affairs of RTFC through a management agreement in effect until December 1, 2016.  Under a guarantee agreement, RTFC pays CFC a fee to reimburse RTFC for its loan losses.  All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board.  RTFC has a non-voting associate member relationship with CFC.  RTFC members elect directors to the RTFC board based on one vote for each member.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party.  At February 28, 2010, CFC had guaranteed $319 million of NCSC debt, derivative instruments and guarantees with third parties.  The maturities for NCSC obligations guaranteed by CFC run through 2031.  At February 28, 2010, CFC's maximum potential exposure totaled $334 million for guarantees of NCSC debt, derivatives and guarantees with third parties.  Guarantees related to NCSC debt and derivative instruments are not included in Note 10, Guarantees at February 28, 2010 as the debt and derivatives are reported on the consolidated balance sheet.  At February 28, 2010, CFC guaranteed $0.6 million of RTFC guarantees with third parties.  The maturities for RTFC obligations guaranteed by CFC run through 2011.  All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC.  At February 28, 2010, RTFC had total assets of $1,879 million including loans outstanding to members of $1,703 million and NCSC had total assets of $398 million including loans outstanding of $356 million.  At February 28, 2010, CFC had committed to lend RTFC up to $4 billion of which $1,691 million was outstanding.  At February 28, 2010, CFC had committed to provide up to $1.5 billion of credit to NCSC of which $447 million was outstanding, representing $128 million of outstanding loans and $319 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions.  CFC owns and controls all of these entities and therefore consolidates their financial results.  CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations.  A full consolidation is presented for the entity formed for loan securitization transactions.

Unless stated otherwise, references to “CFC,” “we,” “our,” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

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

(d)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2009.  Fees and other income totaling $3 million and $9 million for the three and nine months ended February 28, 2009, respectively, have been reclassified from interest income to the fee and other income line of non-interest income on the consolidated statements of operations to conform with the February 28, 2010 presentation.  Other expense totaling $0.4 million and $0.6 million for the three and nine months ended February 28, 2009, respectively, has been reclassified from interest expense to the other expense line item in non-interest expense on the consolidated statements of operations to conform with the February 28, 2010 presentation.

To conform with the February 28, 2010 presentation, derivative forward value loss totaling $53 million and $203 million and derivative cash settlements gain totaling $104 million and $117 million for the three and nine months ended February 28, 2009, respectively, have been reclassified to derivative gains (losses) in non-interest income on the consolidated statements of operations.  The derivative forward value was classified in non-interest expense and the derivative cash settlements were classified in non-interest income in the February 28, 2009 10-Q.   These reclassifications were made to present the unrealized and realized gains and losses on our derivatives in the same line on the statement of operations.

(e)          Interest Income

Interest income on loans is recognized using the effective interest method.

The following table presents the components of interest income:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest on long-term fixed rate loans (1)	$224,201}	$220,791	$673,277}	$669,454
Interest on long-term variable rate loans (1)	15,964}	27,035	64,215}	60,684
Interest on short-term loans (1)	13,612}	18,208	44,288}	58,654
Interest on investments (2)	1,328}	990	4,314}	4,615
Fee income	1,414}	1,429	4,801}	4,909
Total interest income	$256,519}	$268,453	$790,895}	$798,316
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash and trading securities.

Deferred income on the consolidated balance sheets is comprised primarily of deferred conversion fees totaling $13 million and $16 million at February 28, 2010 and May 31, 2009, respectively.

(f)         Interest Expense

The following table presents the components of interest expense:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest expense (1):
Commercial paper and bank bid notes	$1,114}	$13,424	$6,300}	$53,500
Medium-term notes	64,683}	80,503	215,180}	242,016
Collateral trust bonds	80,618}	80,111	240,796}	211,066
Subordinated deferrable debt	4,916}	4,916	14,747}	14,747
Subordinated certificates	20,064}	13,475	58,871}	38,723
Long-term private debt	45,588}	41,146	139,142}	119,501
Debt issuance costs (2)	2,676}	2,692	8,281}	7,218
Fee expense (3)	2,239}	3,477	8,187}	7,309
Total interest expense	$221,898}	$239,744	$691,504}	$694,080
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter's fees, legal fees, printing costs and comfort letter fees. Amortization is calculated utilizing the effective interest method.  Also includes issuance costs related to dealer commercial paper which are expensed as incurred
(3) Includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements.  Fees are expensed as incurred or amortized on a straight-line basis over the life of the respective agreement.

We do not include indirect costs, if any, related to funding activities in interest expense.

(g)          Settlement Income

On February 25, 2010, CoBank, ACB, a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States, agreed to a settlement relating to our discovery that for a period of years, CoBank, ACB employees improperly accessed confidential and proprietary information from our password-protected, web-based “Extranet”. The settlement included a monetary payment of $23 million to us as well as non-monetary commitments, including an agreement not to engage in the challenged conduct in the future.  The settlement income, classified as non-interest income on the statement of operations, is net of legal and other related expenses.

(h)          Loan Sales

During the nine months ended February 28, 2010, we sold distribution loans with outstanding principal balances totaling $67 million to the Federal Agricultural Mortgage Corporation.  We received $67 million of cash in exchange for the loans, which represents the full principal amount of the loans sold.  We had less than $1 million of unamortized deferred loan origination costs for the loans sold, which was recorded as a loss on sale of loans.  We do not hold any continuing interest in the loans sold and have no obligation to repurchase loans from the purchaser, however, we retain the servicing rights on these loans in return for a market fee.

(i)         Debt Service Reserve Fund

At February 28, 2010 and May 31, 2009, we had $46 million and $47 million of amounts pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor.  The member cooperatives are required to purchase debt service reserve subordinated certificates as a condition to obtaining the guarantee.  We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

If there is a deficiency in the bond payment due from the member, the trustee will first use the pledged amounts in the debt service reserve fund to make up the deficiency.  If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee.  The member cooperatives are required to make up any deficiency in the debt service reserve fund.  There were no deficiencies in the debt service reserve fund at February 28, 2010 or May 31, 2009.  Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the nine-month period ended February 28, 2010, $20 million of guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $1 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates.  During the nine month period ended February 28, 2009, $80 million of guaranteed bonds requiring a debt service reserve fund were fully repaid and $51 million of new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $7.4 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates.  At maturity, the trustee uses the debt service reserve fund to repay the bonds reducing the amount that the member must pay.  The member is obligated to replenish the debt service reserve fund so that the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid.  We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee.  As a result, the member’s obligation to replenish the debt service reserve fund is met.  The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows.  At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC.  CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund.  Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

(2)         Investments in Equity Securities

Our investments in equity securities at February 28, 2010 and May 31, 2009 include the Federal Agricultural Mortgage Corporation Series C preferred stock totaling $58 million and $32 million, respectively.  At May 31, 2009, our investments in equity securities also included the Federal Agricultural Mortgage Corporation Series B-1 preferred stock totaling $15 million.  On January 25, 2010, the Federal Agricultural Mortgage Corporation repurchased and retired its $15 million Series B-1 preferred stock at par plus the pro-rata dividends calculated through the repurchase date.  The preferred stock is valued at original cost.  At February 28, 2010, our investments in equity securities also include investments in the Federal Agricultural Mortgage Corporation Series A common stock totaling less than $1 million, which is accounted for as available-for-sale securities and recorded in the consolidated balance sheets at fair value.

(3)         Loans and Commitments

We are a cost-plus lender that offers long-term fixed and variable-rate loans and short-term variable-rate loans.  On long-term loans, borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years.  When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.  Unadvanced commitments are loan contracts that have been approved and executed, but for which the funds have not yet been advanced.  It would be unlikely for our members to draw all of their unadvanced commitments in the near term because of the nature of our members’ multi-year work plans, the amount of cash generated from customers invoices to cover operating cash flow needs, and the expiration date of the draw period for the unadvanced commitments (generally within five years of the first advance on a loan).  Since commitments may expire without being fully drawn upon, a significant amount are for standby liquidity purposes, and some may have preconditions to advance funds that have not been met by borrowers, as a result, the total unadvanced loan commitments do not necessarily represent our future cash requirements.

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	February 28, 2010			May 31, 2009
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments	Loans Outstanding	Unadvanced Commitments
Total by loan type (1) (2):
Long-term fixed-rate loans (3)	$15,363,157}	$	-}	$14,602,365	$-
Long-term variable-rate loans (3)	2,201,954}		5,322,968}	3,243,716	5,609,977
Loans guaranteed by RUS (4)	238,423}		-}	243,997	-
Short-term loans	1,654,402}		8,374,805}	2,098,129	7,941,146
Total loans outstanding	19,457,936}		13,697,773}	20,188,207	13,551,123
Deferred origination costs	3,849}		-}	4,102	-
Less: Allowance for loan losses	(618,498)		-}	(622,960)	-
Net loans outstanding	$18,843,287}		$13,697,773}	$19,569,349	$13,551,123

Total by segment (1):
CFC:
Distribution	$13,523,257}		$9,328,381}	$13,730,511	$9,472,849
Power supply	3,792,196}		3,489,313}	4,268,244	3,178,471
Statewide and associate	84,268}		119,595}	92,578	152,701
CFC total	17,399,721}		12,937,289}	18,091,333	12,804,021
RTFC	1,702,640}		444,930}	1,680,154	457,022
NCSC	355,575}		315,554}	416,720	290,080
Total loans outstanding	$19,457,936}		$13,697,773}	$20,188,207	$13,551,123
(1) Includes non-performing and restructured loans.
(2) Loans are classified as long-term or short-term based on their original maturity.
(3) Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments.  However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(4) “RUS” is the Rural Utilities Service.

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	February 28, 2010			May 31, 2009
(dollar amounts in thousands)	Loans		Unadvanced	Loans	Unadvanced
	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2):
RTFC:
Long-term fixed-rate loans	$8,960}	$	-}	$8,960	$-
Long-term variable-rate loans	457,418}		-}	457,504	-
Short-term loans	57,471}		-}	57,294	-
Total non-performing loans	$523,849}	$	-}	$523,758	$-

Restructured loans (2):
CFC:
Long-term fixed-rate loans (3)	$41,633}	$	-}	$41,907	$-
Long-term variable-rate loans (3)	469,505}		140,755}	490,827	186,673
Short-term loans	-}		12,500}	-	12,500
CFC total restructured loans	511,138}		153,255}	532,734	199,173

RTFC:
Long-term fixed-rate loans	3,446}		-}	4,853	-
Long-term variable rate loans	854}		-}	-	-
Total restructured loans	$515,438}		$153,255}	$537,587	$199,173

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

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below:

	As of and for the three months ended February 28,		As of and for the nine months ended February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Balance at beginning of period	$608,458 }	$648,946	$622,960 }	$514,906
Provision for (recovery of) loan losses	10,000 }	(10,415)	(4,594)	126,577
Charge-offs	(23)	(55)	(79)	(3,173)
Recoveries	63 }	107	211}	273
Balance at end of period	$618,498 }	$638,583	$618,498 }	$638,583
As a percentage of total loans outstanding	3.18%	3.17%	3.18%	3.17%

Loan Security
Except when providing short-term loans, we typically lend to our members on a senior secured basis.  Long-term loans are typically secured on parity with other secured lenders (primarily the Rural Utilities Service), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.   In addition to the collateral received, our member borrowers are also required to set rates charged to their customers to achieve certain financial ratios as required by loan covenants.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	February 28, 2010				May 31, 2009
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,757,501}	96%	$605,656}	4%	$14,044,469	96%	$557,896	4%
Long-term variable-rate loans	2,105,713}	96	96,241}	4	2,835,451	87	408,265	13
Loans guaranteed by RUS (1)	238,423}	100	-}	-	243,997	100	-	-
Short-term loans	274,198}	17	1,380,204}	83	233,179	11	1,864,950	89
Total loans	$17,375,835}	89	$2,082,101}	11	$17,357,096	86	$2,831,111	14

Total by segment:
CFC	$15,632,134}	90%	$1,767,587}	10%	$15,562,761	86%	$2,528,572	14%
RTFC	1,451,385}	85	251,255}	15	1,443,395	86	236,759	14
NCSC	292,316}	82	63,259}	18	350,940	84	65,780	16
Total loans	$17,375,835}	89	$2,082,101}	11	$17,357,096	86	$2,831,111	14
(1) “RUS” refers to the Rural Utilities Service.

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation (see Note 6, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$3,969,589}	$4,176,760
Collateral trust bonds outstanding	3,500,000}	3,000,000

1994 indenture
Distribution system mortgage notes	$2,182,175}	$2,308,713
RUS guaranteed loans qualifying as permitted investments (1)	208,203}	211,337
Total pledged collateral	$2,390,378}	$2,520,050
Collateral trust bonds outstanding	1,985,000}	2,190,000

1972 indenture
Cash	$2,032}	$2,032
Collateral trust bonds outstanding	1,736}	1,736

Federal Agricultural Mortgage Corporation:
Utility system notes	$2,193,683}	$1,488,929
Notes payable	1,675,000}	1,200,000

Clean Renewable Energy Bonds:
Utility system notes	$34,548}	$-
Cash	12,864}	-
Total pledged collateral	$47,412}	-
Clean Renewable Energy Bonds notes payable	27,101}	-
(1) “RUS” refers to the Rural Utilities Service

The following table shows the collateral on deposit for the notes payable to the Federal Financing Bank of the United States Treasury as part of the Rural Economic Development Loan and Grant (“REDLG”) program (see Note 6, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Utility system mortgage notes on deposit	$3,684,080}	$3,770,983
REDLG notes payable	3,000,000}	3,000,000

The $3 billion of notes payable to the Federal Financing Bank at February 28, 2010 and May 31, 2009 contain a rating trigger related to our senior secured credit ratings from Standard & Poor's Corporation, Moody's Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor's Corporation, (ii) A3 or higher from Moody's Investors Service, (iii) A- or higher from Fitch Ratings and

(iv) an equivalent rating from a successor rating agency to any of the above rating agencies.  If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,684 million at February 28, 2010, would be pledged as collateral rather than held on deposit.  At February 28, 2010 and May 31, 2009, our senior secured debt ratings were above the rating trigger threshold.

A total of $2 billion of these notes payable to the Federal Financing Bank at February 28, 2010 and May 31, 2009 have a second trigger requiring that a director on the CFC board satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002.  A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days.  If we do not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,473 million at February 28, 2010, would be pledged as collateral rather than held on deposit.  The financial expert position on CFC’s board of directors has been filled since March 2007.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment.   These assets are classified on the consolidated balance sheets as foreclosed assets, net.  These assets do not meet the criteria to be classified as held for sale at February 28, 2010 and May 31, 2009.

The activity for foreclosed assets is summarized below:

(dollar amounts in thousands)	As of and for the three months ended February 28, 2010	As of and for the nine months ended February 28, 2010
Beginning balance	$47,579}	$48,721}
Results of operations	338}	946}
Net cash provided by foreclosed assets	(1,000)	(1,000)
Market adjustment	(988)	(2,738)
Ending balance	$45,929}	$45,929}

The balance of foreclosed assets includes two land development loans and limited partnership interests in certain real estate developments for all periods presented.  The collateral for both land development loans includes developed lots and land, raw land, and underground mineral rights.  The change in natural gas prices influences the fair value of those mineral rights each quarter.

During the nine months ended February 28, 2010, the value of the collateral decreased by $3 million due to the continued troubled commercial real estate market offset by the increase in natural gas prices that increased the value of the mineral rights.  At February 28, 2010, both land development loans were impaired and on non-accrual status.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Short-term debt:
Commercial paper sold through dealers, net of discounts	$607,661}	$594,533
Commercial paper sold directly to members, at par	967,391}	934,897
Commercial paper sold directly to non-members, at par	39,328}	12,502
Total commercial paper	1,614,380}	1,541,932
Daily liquidity fund sold directly to members	343,059}	291,341
Term loan	-}	200,000
Bank bid notes	30,000}	255,000
Subtotal short-term debt	1,987,439}	2,288,273

Long-term debt maturing within one year:
Medium-term notes sold through dealers	688,769}	1,674,760
Medium-term notes sold to members	468,706}	502,396
Secured collateral trust bonds	911,390}	209,985
Secured notes payable	189,607}	187,800
Unsecured notes payable	4,647}	4,650
Total long-term debt maturing within one year	2,263,119}	2,579,591
Total short-term debt	$4,250,558}	$4,867,864

We issue commercial paper for periods of one to 270 days.  We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes.  We do not pay a commitment fee for bank bid notes.  The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement	967,313	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,016,313	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.

At February 28, 2010 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	February 28, 2010	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.24	6.90

(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

On March 10, 2010, we replaced the $1,000 million 364-day revolving credit agreement in effect on March 13, 2009 with a new $1,300 million three-year agreement that expires on March 8, 2013.  The facility fee for the new three-year facility is 25 basis points per year.  The facility fee is determined by pricing matrices in the agreement and is payable quarterly.  We have the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 2 percent or the one-month LIBOR rate plus 2 percent, plus an applicable margin to be determined by pricing matrices in the agreement.

We may request letters of credit for up to $100 million under the three-year revolving credit agreement.  We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the three-year revolving credit agreement by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent.  Effective March 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $35 million to a total of $1,335 million.  The total committed credit available under our three current facilities was $3,351 million at March 15, 2010.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,016,396}	$3,469,580
Medium-term notes sold to members	145,372}	220,613
Subtotal	3,161,768}	3,690,193
Unamortized discount	(2,578)	(3,120)
Total unsecured medium-term notes	3,159,190}	3,687,073

Unsecured notes payable	3,050,297}	3,053,705
Unamortized discount	(1,528)	(1,694)
Total unsecured notes payable	3,048,769}	3,052,011
Total unsecured long-term debt	6,207,959}	6,739,084

Secured long-term debt:
Collateral trust bonds	4,575,000}	4,981,736
Unamortized discount	(12,646)	(12,965)
Total secured collateral trust bonds	4,562,354}	4,968,771
Secured notes payable	1,512,494}	1,012,200
Total secured long-term debt	6,074,848}	5,980,971
Total long-term debt	$12,282,807}	$12,720,055

Medium-term notes represent our unsecured obligations.  Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.  See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure our collateral trust bonds.  See Note 5, Short-Term Debt and Credit Arrangements for the portion of long-term debt maturing within one year.

Unsecured Notes Payable
At February 28, 2010 and May 31, 2009, we had unsecured notes payable totaling $3 billion outstanding under a bond purchase agreement with the  Federal Financing Bank and a bond guarantee agreement with the Rural Utilities Service as part of the funding mechanism for the Rural Economic Development Loan and Grant program.  As part of the Rural Economic Development Loan and Grant program, we pay the Rural Utilities Service a fee of 30 basis points per year on the total amount borrowed.  At February 28, 2010, the $3 billion of unsecured notes payable issued as part of the Rural Economic Development Loan and Grant program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding.  See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
Details about our note purchase agreements and outstanding notes payable with the Federal Agricultural Mortgage Corporation are shown below.
			Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Final Maturity Date	Amount Available	February 28, 2010	May 31, 2009
December 2008 (1) (2)	December 31, 2015	$500,000	$350,000	$500,000
February 2009	February 29, 2016	500,000	500,000	300,000
March 2009 (1)	April 1, 2014	400,000	400,000	400,000
May 2009	December 31, 2016	1,000,000	425,000	-
Total		$2,400,000	$1,675,000	$1,200,000
(1) Includes $100 million and $87.8 million of secured notes payable under this program that were classified as short-term debt at February 28, 2010 and May 31, 2009, respectively, under the December 2008 and March 2009 note purchase agreements, respectively.
(2) In December 2009, we exercised the call option on a $150 million 4.95 percent note under this agreement at par.

All of the agreements with the Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total available under each agreement.  All of the agreements require us to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.  See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under this program.  These agreements also require us to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements.  See Note 2, Investments in Equity Securities, for additional information about the preferred stock that we purchased.

The secured notes payable also includes a secured private placement related to Clean Renewable Energy Bonds totaling $27 million, with $2 million of that total classified as short-term debt.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
NRN 6.75% due 2043	$125,000	$125,000
NRC 6.10% due 2044	88,201	88,201
NRU 5.95% due 2045	98,239	98,239
Total	$311,440	$311,440

All subordinated deferrable debt is callable at par at any time.

(8)	Derivative Financial Instruments

We utilize derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk.  We are neither a dealer nor a trader in derivative financial instruments.

Generally, our derivative instruments do not qualify for hedge accounting under the accounting standards for derivative financial instruments.  Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheet as either an asset or liability measured at fair value.  Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.  At February 28, 2010 and May 31, 2009, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the types and notional amounts of our interest rate swaps:

	Notional Amounts Outstanding
(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Pay fixed-receive variable	$5,626,147}	$6,506,603
Pay variable-receive fixed	5,551,440}	5,323,239
Total interest rate swaps	$11,177,587}	$11,829,842

Income and losses recorded for our interest rate swaps are summarized below:

	Three months ended		Nine months ended
	February 28,		February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Statement of operations:
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$(5,636)	$104,012	$(19,836)	$116,946
Derivative forward value	28,207}	(53,046)	24,935}	(203,457)
Derivative gains (losses)	$22,571}	$50,966	$5,099}	$(86,511)

Cash settlements includes periodic amounts that were paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date.  As a result of the termination of $583 million in notional amount of interest rate swaps during the third quarter of fiscal year 2009, we recorded a $97 million charge to the derivative forward value to reduce the derivative asset and received a payment of $97 million identified above as derivative cash settlements, resulting in no net impact on the derivative gain (loss) line on the consolidated statement of operations.

We recorded a transition adjustment of $62 million as other comprehensive loss when we implemented the accounting standards for derivative financial instruments in 2001. This amount will amortize to income through April 2029 in the derivative gain (loss) line of the statement of operations.

Cash activity associated with interest rate swaps is classified as an operating activity in the consolidated statements of cash flows.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.  At February 28, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.  At February 28, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively.  At February 28, 2010, Moody's Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook.

	Notional	Required Company	Amount Company	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Rating Level:
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,368,450}	$(593)	$9,914}	$9,321
fall below Baa1/BBB+ (1)	6,725,437}	(88,322)	24,274}	(64,048)
Total	$8,093,887}	$(88,915)	$34,188	$(54,727)

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

In addition to the rating triggers listed above, at February 28, 2010, we had a total notional amount of $845 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $24 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.  The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2010 was $110 million.

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

In July 2009, our board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, our board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash at the end of September 2009.  Future allocations and retirements of net earnings may be made annually as determined by our board of directors with due regard for our financial condition.  Our board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.  On June 1, 2009, we implemented new accounting standards for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at February 28, 2010 of $11 million.  In accordance with the retrospective presentation and disclosure requirements, noncontrolling interest on the consolidated balance sheet at May 31, 2009 was reclassified from liabilities to equity attributable to noncontrolling interests, increasing the total of consolidated equity by $10 million.  Additionally, the net income attributable to the noncontrolling interest totaling $0.2 million and $3.1 million for the three and nine month periods ended February 28, 2009, respectively, has been included in net income reported on the consolidated statement of operations to conform with the February 28, 2010 presentation.  The change in presentation for noncontrolling interests is reflected in our footnote disclosures for all periods presented in this Form 10-Q where applicable.

At May 31, 2009, based on the consolidation accounting standards in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore does not represent a loss that was funded by us.  Under prior accounting standards, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new standards, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at February 28, 2010 is not permitted.  As a result of these new standards, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business.  Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Equity includes the following components:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Membership fees	$992}	$990
Education fund	829}	1,592
Members' capital reserve	187,098}	187,098
Allocated net income	379,434}	420,834
Unallocated net income (loss) (1)	63,247}	(6,198)
Total members' equity	631,600}	604,316
Prior years cumulative derivative forward
value and foreign currency adjustments	(103,493)	44,056
Year-to-date derivative forward value loss (2)	23,587}	(147,549)
Total CFC retained equity	551,694}	500,823
Accumulated other comprehensive income	7,772}	8,115
Total CFC equity	559,466}	508,938
Noncontrolling interest	10,850}	10,162
Total equity	$570,316}	$519,100
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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Total by type:
Long-term tax-exempt bonds	$603,830}	$644,540
Indemnifications of tax benefit transfers	72,514}	81,574
Letters of credit	402,243}	450,659
Other guarantees	119,701}	98,682
Total	$1,198,288}	$1,275,455

Total by segment:
CFC:
Distribution	$230,185}	$264,084
Power supply	893,458}	945,624
Statewide and associate	22,060}	23,625
CFC total	1,145,703}	1,233,333
RTFC	637}	500
NCSC	51,948}	41,622
Total	$1,198,288}	$1,275,455

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042.  Amounts in the table represent the outstanding principal amount of the guaranteed bonds.  At February 28, 2010, our maximum potential exposure for the $1 million of fixed-rate tax-exempt bonds is $1 million, representing principal and interest.  CFC is unable to determine the maximum amount of interest that it could be required to pay related to the remaining adjustable and floating-rate bonds.  See below for further information about this type of guarantee.  Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision.  This would limit our exposure to future interest payments on these bonds.  Our maximum potential exposure is secured by a mortgage lien on all of the system's assets and future revenues.  If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system's obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for the indemnification of tax benefit transfers run through calendar year 2015.  The amounts shown represent our maximum potential exposure for guaranteed indemnity payments.  A member's obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction.  This amount is secured by a mortgage lien on substantially all of the system's assets and future revenues.  The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member's property.  Due to changes in federal tax law, no further guarantees of this nature are anticipated.

The maturities for letters of credit run through calendar year 2024.  Additionally, letters of credit totaling $3 million at February 28, 2010 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit).  The amounts shown in the table above represent CFC’s maximum potential exposure, of which $180 million is secured, at February 28, 2010.  When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $31 million of letters of credit would be reduced to $9 million in the event of default.  Security provisions include a mortgage lien on substantially all of the system's assets, future revenues, and the system's commercial paper invested with us. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $498 million in letters of credit to third parties for the benefit of our members at February 28, 2010.  At May 31, 2009, this amount was $440 million.

The maturities for other guarantees run through calendar year 2025.  The maximum potential exposure for these guarantees is $121 million, all of which is unsecured.

At February 28, 2010 and May 31, 2009, we had a total of $342 million and $347 million of guarantees, representing 29 percent and 27 percent of total guarantees, respectively, under which our right of recovery from our members was not secured.

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

Of the amounts shown in the table above, $603 million and $643 million as of February 28, 2010 and May 31, 2009, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering.  During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

Guarantee Liability
At February 28, 2010 and May 31, 2009, we recorded a guarantee liability of $26 million and $30 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members' debt.  The contingent guarantee liability at February 28, 2010 and May 31, 2009 was $9 million and $12 million, respectively, based on management's estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure.  The remaining balance of the total guarantee liability of $17 million and $18 million at February 28, 2010 and May 31, 2009, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.  The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee.  The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended February 28,		As of and for the nine months ended February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Beginning balance	$25,113}	$32,824	$29,672 }	$15,034
Net change in non-contingent liability	127}	652	(1,216)	13,461
Provision for (recovery of) guarantee liability	451}	338	(2,765)	5,319
Ending balance	$25,691}	$33,814	$25,691 }	$33,814

Liability as a percentage of total guarantees	2.14%	2.66%	2.14%	2.66%

(11)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or nonrecurring basis on the consolidated balance sheets at February 28, 2010 and May 31, 2009 consist of derivative instruments, foreclosed assets, and collateral-dependent non-performing loans.  Additionally, assets measured at fair value included investments in common stock at February 28, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
At February 28, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value.  We calculate fair value based on the quoted price on the stock exchange where the stock is traded.  That stock exchange is an active market based on the volume of shares transacted.  Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at February 28, 2010:

(dollar amounts in thousands)		Level 1	Level 2		Level 3
Derivative assets	$	-}	$373,814}	$	-}
Derivative liabilities		-}	461,030}		-}
Investments in common stock		642}	-}		-}

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

Our foreclosed assets are initially recorded at the fair value of the underlying assets. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third party consultant.  Estimates of future cash flows are subjective and are considered to be a significant input in the valuation.  A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying non-performing loans, which may be provided by a third party consultant, in estimating the specific reserve to be applied.  In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at February 28, 2010 were classified as Level 3 within the fair value hierarchy.  The following table provides the carrying value of the related individual assets at February 28, 2010 and the total losses for the three and nine months ended February 28, 2010.

		Total losses
(dollar amounts in thousands)	Level 3 Fair Value	Three months ended February 28, 2010	Nine months ended February 28, 2010
Foreclosed assets, net	$45,929}	$(988)	$(2,738)
Non-performing loans, net of specific reserves	154,717}	(17,304)	(19,163)

(12)         Fair Value of Financial Instrument

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

The estimated market values have not been updated since February 28, 2010; therefore, current estimates of fair value may differ significantly from the amounts presented.  With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we have held and intend to hold all financial instruments to maturity.  Below is a summary of significant methodologies used in estimating fair value amounts at February 28, 2010 and May 31, 2009.

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

Investments in Equity Securities
At February 28, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series A common stock acquired during the fiscal year that is recorded in the consolidated balance sheets at fair value.  We calculate fair value based on the quoted price on the stock exchange where the stock is traded.  That stock exchange is an active market based on the volume of shares transacted.

The carrying value of the Federal Agricultural Mortgage Corporation Series B-1 preferred stock held at May 31, 2009 and Series C preferred stock held at February 28, 2010 and May 31, 2009 is equal to cost, which approximates fair value.  Our investments in Series B-1 preferred stock were callable at par and fair value was estimated at cost based upon dealer quotes. The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer at the same terms and the stock is callable at par.  The preferred stock securities do not meet the definition of marketable securities.

Loans to Members, Net
As part of receiving a loan from us, our members have additional requirements and rights that are not typical of other financial institutions, such as the right to receive a patronage capital allocation, the general requirement to purchase subordinated certificates or member capital securities to meet their capital contribution requirements as a condition of obtaining additional credit from us, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time and certain interest rate discounts that are specific to the borrower’s activity with us.  These features make it difficult to find market data for similar loans.  Therefore, we must use other methods to estimate the fair value.  Fair values are estimated by discounting the future cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities.  The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the then current market rate.  Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities.

See Note 11, Fair Value Measurement, for more details about how we calculate the fair value of certain non-performing loans.  Credit risk for the remainder of the loan portfolio is estimated based on the associated reserve in our allowance for loan losses.  Variable-rate loans are valued at cost, which approximates fair value since we can reset rates every 15 days.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee.  Carrying value is considered to be equal to fair value.

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

Members' Subordinated Certificates
Members’ subordinated certificates include membership subordinated certificates issued to our members as a condition of membership, loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and member capital securities issued as voluntary investments by our members.  All members’ subordinated certificates are non-transferable other than among members.  As there is no ready market from which to obtain fair value quotes for membership, loan, and guarantee subordinated certificates, it is impracticable to estimate fair value and such certificates are therefore valued at par.  There is also no ready market from which to obtain fair value quotes for member capital securities.  Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the quarter.

Derivative Instruments
We record derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of interest rate swap derivative instruments we use, we obtain market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis.  The market quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

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

Carrying and fair values of our financial instruments are presented as follows:

	February 28, 2010		May 31, 2009
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$380,291}	$380,291}	$504,999	$504,999
Restricted cash	16,173}	16,173}	8,207	8,207
Investments in equity securities	58,220}	58,220}	47,000	47,000
Loans to members, net	18,843,287}	19,041,268}	19,569,349	18,766,573
Debt service reserve funds	45,662}	45,662}	46,662	46,662
Interest rate exchange agreements	373,814}	373,814}	381,356	381,356

Liabilities:
Short-term debt	4,250,558}	4,282,890}	4,867,864	4,885,919
Long-term debt	12,282,807}	13,524,668}	12,720,055	13,160,498
Guarantee liability	25,691}	28,840}	29,672	33,181
Interest rate exchange agreements	461,030}	461,030}	493,002	493,002
Subordinated deferrable debt	311,440}	313,892}	311,440	274,759
Members’ subordinated certificates	1,828,461}	1,990,607}	1,740,054	1,740,054

Off-balance sheet instruments:
Commitments	-}	-}	-	-

(13)         Restructured/Non-performing Loans and Contingencies

The following loans outstanding were classified as non-performing and restructured:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Non-performing loans	$523,849}	$523,758
Restructured loans	515,438}	537,587
Total	$1,039,287}	$1,061,345

(a) At February 28, 2010 and May 31, 2009, all loans classified as non-performing were on a non-accrual status with respect to the recognition of interest income.  At February 28, 2010 and May 31, 2009, $470 million and $491 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income.  Approximately $1 million and $2 million, respectively, of interest income was accrued on restructured loans during the three and nine months ended February 28, 2010.  For the three and nine months ended February 28, 2009, approximately $1 million and $3 million, respectively, of interest income was accrued on restructured loans.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Nine months ended
	February 28,		February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Non-performing loans	$7,117}	$7,484	$21,790}	$22,335
Restructured loans	5,862}	6,538	17,853}	20,135
Total	$12,979}	$14,022	$39,643}	$42,470

(b) We classified $1,035 million and $1,056 million of loans as impaired at February 28, 2010 and May 31, 2009, respectively.  We reserved $412 million and $414 million of the loan loss allowance for such impaired loans at February 28, 2010 and May 31, 2009, respectively.  The amount included in the loan loss allowance for such loans was based on a comparison of the present value of the expected future cash flows associated with the loan discounted at the effective interest rate at the time of impairment and/or the estimated fair value of the collateral securing the loan to the recorded investment in the loan.  Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance.  We accrued a total of $1 million and $2 million of interest income on impaired loans for the three and nine months ended February 28, 2010.  We accrued a total of $1 million and $3 million of interest income on impaired loans for the three and nine months ended February 28, 2009.  The average recorded investment in impaired loans for the nine months ended February 28, 2010 and 2009 was $1,042 million and $1,050 million, respectively.

We update impairment calculations on a quarterly basis.  Since a borrower's effective interest rate on the loan at the time of impairment may include a variable-rate component, calculated impairment could vary with changes to our variable rate, independent of a borrower's underlying financial performance or condition.  In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions.  Changes to assumptions include, but are not limited to the following:
• court rulings,
• changes to collateral values, and
• changes to expected future cash flows both as to timing and amount.

(c) At February 28, 2010 and May 31, 2009, we had a total of $470 million and $491 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ"), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers.  All restructured loans have been on non-accrual status since January 1, 2001.  In addition, a total of $20 million was outstanding under the capital expenditure loan facility which was classified as a performing loan at both February 28, 2010 and May 31, 2009.  Total loans to CoServ at February 28, 2010 and May 31, 2009 represented 2.4 percent of our total loans and guarantees outstanding.

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

Based on our analysis, we believe that we are adequately reserved for our exposure to CoServ at February 28, 2010.

(d) Innovative Communication Corporation ("ICC") is a diversified telecommunications company headquartered in St. Croix, United States Virgin Islands.  In the United States Virgin Islands, through subsidiaries including Virgin Islands Telephone Corporation d/b/a Innovative Telephone, ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services.  Through other subsidiaries, ICC provided telecommunications, cable television, and Internet access services in the eastern and southern Caribbean and mainland France.

At February 28, 2010 and May 31, 2009, RTFC had $524 million in loans outstanding to ICC.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to RTFC since June 2005.

RTFC is the primary secured lender to ICC.  RTFC's collateral for the loans included:
•	a series of mortgages, security agreements, financing statements, pledges and guarantees creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC;
•	a direct pledge of 100 percent of the voting stock of ICC's United States Virgin Islands local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone;
•
secured guarantees, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC's other operating subsidiaries and certain of its parent entities, including ICC's immediate parent, Emerging Communication, Inc., a Delaware corporation, and its parent, Innovative Communication Company LLC, a Delaware limited liability company; and

•	a personal guaranty of the loans from ICC's indirect majority shareholder and former chairman, Jeffrey Prosser.

In February 2006, involuntary bankruptcy petitions were filed against:
•	ICC's indirect majority shareholder and former chairman, Jeffrey Prosser;
•	ICC's immediate parent, Emerging Communications, Inc.; and
•	Emerging Communications, Inc’s parent, Innovative Communication Company LLC.

In April 2006, RTFC reached a settlement with the following individually:
•	ICC;
•	Virgin Islands Telephone Corporation;
•	Innovative Communication Company LLC;
•	Emerging Communications, Inc.;
•	the directors of each of the above-listed entities; and
•	Jeffrey Prosser.

Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Jeffrey Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC, thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums.  CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Innovative Communication Company LLC, Emerging Communications, Inc., ICC and Jeffrey Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division.  A Chapter 11 trustee has been appointed for the corporate estates; and a Chapter 7 trustee was appointed in Jeffrey Prosser’s individual case.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

On February 1, 2008, the bankruptcy court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:
•	Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the United States Virgin Islands, the British Virgin Islands and St. Maarten (the “Group 1 Assets”);
•	Group 2 consisting of stock in ICC subsidiaries operating in France and certain of its Caribbean territories (these assets were sold in December 2008); and
•	Group 3 consisting of the newspaper operations of ICC (these assets were sold in May 2008).
Certain ancillary assets have also been sold including aircraft, art and real estate.  In each instance, the distribution of proceeds was approved by the bankruptcy court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Chapter 11 trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 9, 2009, the U.S. bankruptcy court approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC, with RTFC reserving the right to assign its rights under the Purchase Agreement to CFC or its subsidiaries.  CFC, together with certain of its subsidiaries, is in the process of obtaining the applicable regulatory approvals.  In October 2009, the British Virgin Islands regulatory approval process was successfully completed, and in December 2009, FCC approval was granted.  On January 13, 2010, the Netherlands Antilles granted unconditional consent for CFC to acquire the St. Maarten assets.  CFC awaits approval from the Public Services Commission of the United States Virgin Islands. Once that approval is granted, the Chapter 11 trustee and CFC will request authorization from the U.S. bankruptcy court to consummate the transfer of ownership of the Group 1 Assets to designated subsidiaries of CFC.

In May 2009, RTFC acquired $85 million of Virgin Islands Telephone Corporation d/b/a Innovative Telephone preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

Based on our analysis, we believe that we are adequately reserved for our exposure to ICC at February 28, 2010.

(e) At February 28, 2010 and May 31, 2009, we had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer"), an electric distribution cooperative located in Greenville, Alabama.  Pioneer was current with respect to all debt service payments at February 28, 2010 and all loans to Pioneer remain on accrual status.  We are the principal creditor to Pioneer.

Based on our analysis, we believe that we are adequately reserved for our exposure to Pioneer at February 28, 2010.

(14)         Segment Information

Our consolidated financial statements include the financial results of CFC, RTFC and NCSC.  Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance.  The CFC segment includes the consolidation of entities controlled by CFC and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries.  The segment presentation for the three and nine months ended February 28, 2010 and 2009 reflect the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the nine months ended February 28, 2010, and consolidated balance sheet information at February 28, 2010.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$716,904}	$54,789}	$19,202}	$790,895}
Interest expense	(631,421)	(51,062)	(9,021)	(691,504)
Net interest income	85,483}	3,727}	10,181}	99,391}

Recovery of loan losses	4,549}	-}	45}	4,594}
Net interest income after recovery of loan losses	90,032}	3,727}	10,226}	103,985}

Non-interest income:
Fee and other income	12,331}	127}	1,020}	13,478}
Settlement income	22,906}	-}	-}	22,906}
Derivative gains (losses)	10,492}	-}	(5,393)	5,099}
Results of operations from foreclosed assets	946}	-}	-}	946}
Total non-interest income	46,675}	127}	(4,373)	42,429}

Non-interest expense:
General and administrative expenses	(43,438)	(4,598)	(3,532)	(51,568)
Recovery of guarantee liability	2,765}	-}	-}	2,765}
Market adjustment of foreclosed assets	(2,738)	-}	-}	(2,738)
Other expenses	(264)	-}	(168)	(432)
Total non-interest expense	(43,675)	(4,598)	(3,700)	(51,973)

Income (loss) prior to income taxes	93,032}	(744)	2,153}	94,441}
Income tax expense	-}	(13)	(643)	(656)
Net income (loss)	$93,032}	$(757)	$1,510}	$93,785}

Assets:
Total loans outstanding	$17,399,721}	$1,702,640}	$355,575}	$19,457,936}
Deferred origination costs	3,849}	-}	-}	3,849}
Less: Allowance for loan losses	(618,462)	-}	(36)	(618,498)
Loans to members, net	16,785,108}	1,702,640}	355,539}	18,843,287}
Other assets	1,047,055}	176,405}	42,807}	1,266,267}
Total assets	$17,832,163}	$1,879,045}	$398,346}	$20,109,554}

The following table contains consolidated statements of operations for the nine months ended February 28, 2009, and consolidated balance sheet information at February 28, 2009.

(in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$718,516	$57,598	$22,202	$798,316
Interest expense	(623,700)	(54,101)	(16,279)	(694,080)
Net interest income	94,816	3,497	5,923	104,236

(Provision for) recovery of loan losses	(126,640)	-	63	(126,577)
Net interest (loss) income after (provision for) recovery of loan losses	(31,824)	3,497	5,986	(22,341)

Non-interest income:
Fee and other income	8,136	156	1,227	9,519
Derivative losses	(65,310)	-	(21,201)	(86,511)
Results of operations from foreclosed assets	3,258	-	-	3,258
Total non-interest income	(53,916)	156	(19,974)	(73,734)

Non-interest expense:
General and administrative expenses	(38,558)	(4,232)	(3,363)	(46,153)
Provision for guarantee liability	(5,319)	-}	-	(5,319)
Market adjustment on foreclosed assets	(1,805)	-}	-	(1,805)
Other	(220)	-}	(450)	(670)
Total non-interest expense	(45,902)	(4,232)	(3,813)	(53,947)

Loss prior to income taxes	(131,642)	(579)	(17,801)	(150,022)
Income tax benefit	-	220	6,757	6,977
Net loss	$(131,642)	$(359)	$(11,044)	$(143,045)

Assets:
Total loans outstanding	$18,053,972	$1,674,307	$440,599	$20,168,878
Deferred origination costs	3,621	-	-	3,621
Less: Allowance for loan losses	(638,436)	-	(147)	(638,583)
Loans to members, net	17,419,157	1,674,307	440,452	19,533,916
Other assets	1,208,536	181,293	23,172	1,413,001
Total assets	$18,627,693	$1,855,600	$463,624	$20,946,917

The following table contains the consolidated statement of operations for the three months ended February 28, 2010 by segment.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$232,328}	$17,999}	$6,192}	$256,519}
Interest expense	(202,477)	(16,714)	(2,707)	(221,898)
Net interest income	29,851}	1,285}	3,485}	34,621}

(Provision for) recovery of loan losses	(10,007)	-}	7}	(10,000)

Net interest income after (provision for) recovery of loan losses	19,844}	1,285}	3,492}	24,621}

Non-interest income:
Fee and other income	5,236}	50}	352}	5,638}
Settlement income	22,906}	-}	-}	22,906}
Derivative gains	21,182}	-}	1,389}	22,571}
Results of operations of foreclosed assets	338}	-}	-}	338}
Total non-interest income	49,662}	50}	1,741}	51,453}

Non-interest expense:
General and administrative expenses	(15,211)	(1,587)	(1,328)	(18,126)
Recovery of guarantee liability	(451)	-}	-}	(451)
Market adjustment on foreclosed assets	(988)	-}	-}	(988)
Other	(53)	-}	(58)	(111)
Total non-interest expense	(16,703)	(1,587)	(1,386)	(19,676)

Income (loss) prior to income taxes	52,803}	(252)	3,847}	56,398}
Income tax expense	-}	(5)	(1,460)	(1,465)
Net income (loss)	$52,803}	$(257)	$2,387}	$54,933}

The following table contains the consolidated statement of operations for the three months ended February 28, 2009 by segment.

(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$242,404	$18,828	$7,221	$268,453
Interest expense	(216,812)	(17,647)	(5,285)	(239,744)
Net interest income	25,592	1,181	1,936	28,709

Recovery of loan losses	10,391	-	24	10,415

Net interest income after recovery of loan losses	35,983	1,181	1,960	39,124

Non-interest income:
Fee and other income	2,530	38	632	3,200
Derivative gains (losses)	51,192	-	(226)	50,966
Results of operations of foreclosed assets	801	-	-	801
Total non-interest income	54,523	38	406	54,967

Non-interest expense:
General and administrative expenses	(13,746)	(1,534)	(1,186)	(16,466)
Provision for guarantee liability	(338)	-	-	(338)
Market adjustment on foreclosed assets	(1,652)	-	-	(1,652)
Other	(71)	-	(301)	(372)
Total non-interest expense	(15,807)	(1,534)	(1,487)	(18,828)

Income (loss) prior to income taxes	74,699	(315)	879	75,263
Income tax benefit (expense)	-	151	(334)	(183)
Net income (loss)	$74,699	$(164)	$545	$75,080

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

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. All statements that address expectations or projections about the future, including statements about loan growth, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, and borrower financial performance are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic and governmental factors affecting our operations.  Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission.  The reader should not place any undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Throughout this management discussion and analysis, we will refer to our financial measures that are not in accordance with GAAP as “adjusted”.  In our Executive Summary, our discussion will focus on the key metrics that we use to evaluate our business, which are adjusted TIER and adjusted debt to equity ratio.  The most closely related GAAP measures are TIER and debt to equity ratio.  For the nine month period ended February 28, 2010, we reported a 1.14 TIER.  At February 28, 2010, our debt to equity ratio was 34.26 to 1.  We do not measure our performance or evaluate our business based on the GAAP measures and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measure.  The main adjustments we make to calculate the non-GAAP measures compared to the related GAAP measures is to remove the impact of the unrealized derivative forward value and to include subordinated certificates and subordinated deferrable debt as equity.  See Non-GAAP Financial Measures for further explanation of the adjustment we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measure.

Executive Summary
Our primary objective as a cooperative is to provide attractively priced financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment grade credit ratings on our debt instruments. Our goal is not to maximize profit on loans to members, but to balance charging our members low rates on loans and maintaining the financial performance required to access the capital markets on behalf of our members. Therefore, the rates we charge our borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and to provide earnings sufficient to preserve interest coverage to meet our financial objectives.  Our key operating metrics are adjusted TIER and the adjusted debt to equity ratio.  Our goal is to earn an annual minimum adjusted TIER of 1.10 and to operate with an adjusted debt to equity ratio within a range of 6.0 or less.

Results of Operations
For the nine month period ended February 28, 2010, we earned an adjusted TIER of 1.10.  Our adjusted net income for this nine-month period included the recognition of a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, a government-sponsored enterprise, related to its accessing of proprietary information from our member “Extranet” without proper authority.  The adjusted TIER for the period excluding the settlement proceeds was 1.06.  The primary items that impacted our adjusted TIER during the nine months ended February 28, 2010 are listed below.

Liquidity Management
Liquidity has been a primary concern of investors and the rating agencies since the financial crisis began in the fall of 2008.  To help mitigate liquidity risks during the nine months ended February 28, 2010, we issued more term debt and relied less on lower-cost commercial paper, holding the commercial paper issuance capacity in reserve for liquidity purposes.  During the nine months ended February 28, 2010, our average balance of commercial paper outstanding decreased by approximately 34 percent compared to the prior-year period.  This change in the overall mix of funding to use more term debt was successful in mitigating liquidity risks, but resulted in our inability to fully realize the potential reduction to interest expense available through the commercial paper market in the current low interest rate environment.  We expect to increase the use of commercial paper in our funding mix in the future as compared to the utilization over the past nine months.

High Corporate Debt Spreads
In October 2008, we issued a $1 billion collateral trust bond maturing in 2018 with a coupon of 10.375 percent.  There were a number of factors that came together to influence us to issue this debt at a time when the markets were experiencing a significant disruption.  We had maturing debt that had to be refinanced, we had to delay the planned private placement of debt with one of our financial partners due to financial difficulties that they were experiencing and we had increased demand for loan funds from our members.  The interest expense on this bond has a negative impact on our adjusted TIER.  During the nine months ended February 28, 2010, we have seen the spread over comparable treasuries on corporate bonds decrease significantly.  In September 2009, we issued $250 million of 2.625 percent collateral trust bonds with a three-year maturity at a spread of 125 basis points and $250 million of 3.875 percent collateral trust bonds with a six-year maturity at a spread of 158 basis points.   Corporate debt spreads have continued to tighten since that time.

Non-Accrual Loans
During the nine months ended February 28, 2010, we had $524 million of non-performing ICC loans on non-accrual status, which resulted in approximately $22 million of foregone interest for that period.  The pressure on adjusted net income and adjusted TIER from this non-accrual loan will be reduced significantly once we acquire the operating companies that comprise the collateral.  At February 28, 2010, we also had a $470 million restructured loan to CoServ on non-accrual status.  We are not recognizing interest income on this loan, however, as long as it remains on non-accrual status we experience a reduction in the calculated impairment.  CoServ is required to make quarterly payments totaling $28 million to us each year.  Currently, the application of the $28 million of payments to reduce the principal balance over the next 12 months results in a reduction of $21 million to the calculated impairment.  In addition, CoServ’s effective rate utilized to calculate impairment on the loans outstanding from us has a variable rate component.  Based on CoServ’s current loan balance at February 28, 2010, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals for CoServ.

Deterioration in Collateral Value for Impaired Loans
During the nine months ended February 28, 2009, we recorded a $127 million loan loss provision primarily to reflect the estimated deterioration to the value of the operating companies comprising the collateral for one of our impaired loans.  During the nine months ended February 28, 2010, we increased the specific reserve again for the same reason, however at a level significantly lower than in the prior year.  Our adjusted TIER would have been 1.12 for the nine months ended February 28, 2010 without the deterioration to the estimated fair value of this collateral.  At this time, it is not possible to determine how much of the deterioration in the estimated fair value of the collateral is due to the current effect of the economic recession and how much represents longer term issues with the infrastructure and operations of the companies that will require investment and the focus of management to resolve.

Competition
Competition for our members’ lending business has increased over the past year and has impacted our ability to grow or sustain loan volume.  The economic recession has also contributed to a lower demand for loan funds from our members.

Financial Condition
Outstanding Loan Balances
Our outstanding loan balances decreased by $730 million during the nine months ended February 28, 2010.  The primary reasons for this decline were the anticipated repayments from power supply bridge loans with loan funds from the Rural Utilities Service, the general decline in construction of distribution infrastructure due to the economic downturn, the lower use of lines of credit from distribution members, and the sale of $67 million in distribution loans to the Federal Agricultural Mortgage Corporation during the period.  We advance loans to our power supply systems that requested funding from the

Rural Utilities Service to bridge the gap between the time the loan from the Rural Utilities Service is requested and the time it is funded.  These CFC bridge loans will generally be outstanding for up to five years.  We established a program with the Federal Agricultural Mortgage Corporation under which we facilitate a lower cost option for our members compared to our interest rates.  All loans sold to the Federal Agricultural Mortgage Corporation are sold at par and we retain the servicing rights.

Adjusted Debt to Equity Ratio
Our adjusted debt to equity ratio at February 28, 2010 was 6.00, a reduction from 6.63 at May 31, 2009.  We have taken a number of steps over the past two years to lower our adjusted debt to equity ratio.  In addition, our decrease to loans outstanding at February 28, 2010 has also contributed to the decrease in the adjusted debt to equity ratio.

In November 2008, we began to offer member capital securities to our members and since that time, we have sold approximately $400 million.  Member capital securities are voluntary investments by members in our subordinated certificates with a 35-year maturity.  The member capital securities were initially offered with an interest rate of 7.50 percent and on January 1, 2010, the rate for new member capital securities was lowered to 5.00 percent.  Member capital securities have a call feature pursuant to which we have the option at any time after five years from the date of issuance to call the investments at 100 percent of the principal amount plus accrued interest.  The member capital securities are subordinated to all other debt outstanding, and on par with all other forms of subordinated certificates.  Member capital securities are classified as equity rather than debt in the adjusted debt to equity ratio.

In June 2009, our board of directors approved a change in the patronage capital retirement guidelines.  We now retire 50 percent of the prior year’s allocated patronage capital during the first quarter of the next fiscal year, which is down from 70 percent.  We hold the remaining 50 percent for 25 years, which represents an extension of the prior hold period of 15 years.  This change to the retirement guidelines is expected to significantly increase our retained equity over the next 10 years.  The board of directors must approve the annual allocation and retirement of patronage capital and may adjust these to increase or decrease the amount allocated or retired.

Liquidity
The investing community and rating agencies placed a premium on liquidity after the financial crisis in the fall of 2008.  As mentioned above, some of the actions we took to mitigate liquidity concerns have been successful, but resulted in higher interest expense than we could have otherwise achieved.  During the nine months ended February 28, 2010, we kept commercial paper issuance capacity in reserve by issuing longer term debt.  As a result, our average balance of commercial paper outstanding during the nine months ended February 28, 2010 is substantially lower than in the prior year.  Commercial paper provides our lowest cost variable-rate funding.

We believe that we have sufficient sources of liquidity to meet all debt refinancing and member loan needs over the next 12 to 18 month period.

We have long-term debt maturing in the next 12 months totaling $2,263 million at February 28, 2010.  As presented in our sources and uses of liquidity chart on page 52, we believe that over the next six quarters, the repayments on our long-term loans will be approximately $550 million greater than our long-term loan advances, which will partially reduce the need for liquidity over that period.  At February 28, 2010, we have $725 million of issuance authority under our note purchase agreements with the Federal Agricultural Mortgage Corporation.  From February 2009 through November 2009, we issued a significant amount of retail notes.  There has not been a need for us to obtain additional market funding since November 2009 and we have not posted retail notes for sale, however we believe that such market is available to us.  We also qualify as a well-known seasoned issuer and have effective registration statements on file with the Securities and Exchange Commission to issue an unlimited amount of collateral trust bonds, medium-term notes and member capital securities.

In March 2010, we replaced our 364-day $1 billion revolving credit agreement with a $1.3 billion three-year revolving credit agreement.  Subsequent to the renewal, also in March 2010, we increased our available credit under the facility by $35 million to a total of $1,335 million.  This new facility, along with our two five-year revolving credit agreements, now provides us with $3,351 million of liquidity.  We use this liquidity as backup support for our commercial paper program.

Results of Operations

Three and nine months ended February 28, 2010 versus February 28, 2009 results
The following table presents the results of operations for the three and nine months ended February 28, 2010 and 2009.

	For the three months ended February 28,			For the nine months ended February 28,
(dollar amounts in thousands)	2010	2009	Change	2010	2009	Change
Interest income	$256,519}	$268,453	$(11,934)	$790,895}	$798,316	$(7,421)
Interest expense	(221,898)	(239,744)	17,846}	(691,504)	(694,080)	2,576}
Net interest income	34,621}	28,709	5,912}	99,391}	104,236	(4,845)
(Provision for) recovery of loan losses	(10,000)	10,415	(20,415)	4,594}	(126,577)	131,171}
Net interest income (loss) after (provision for) recovery of loan losses	24,621}	39,124	(14,503)	103,985}	(22,341)	126,326}

Non-interest income:
Fee and other income	5,638}	3,200	2,438}	13,478}	9,519	3,959}
Settlement income	22,906}	-	22,906}	22,906}	-	22,906}
Derivative gains (losses)	22,571}	50,966	(28,395)	5,099},	(86,511)	91,610}
Results of operations from foreclosed assets	338}	801	(463)	946}	3,258	(2,312)
Total non-interest income	51,453}	54,967	(3,514)	42,429}	(73,734)	116,163}

Non-interest expense:
Salaries and employee benefits	(9,286)	(10,036)	750}	(28,970)	(29,799)	829}
Other general and administrative expenses	(8,840)	(6,430)	(2,410)	(22,598)	(16,354)	(6,244)
(Provision for) recovery of guarantee liability	(451)	(338)	(113)	2,765}	(5,319)	8,084}
Market adjustment on foreclosed assets	(988)	(1,652)	664}	(2,738)	(1,805)	(933)
Other	(111)	(372)	261}	(432)	(670)	238}
Total non-interest expense	(19,676)	(18,828)	(848)	(51,973)	(53,947)	1,974}

Income (loss) prior to income taxes	56,398}	75,263	(18,865)	94,441}	(150,022)	244,463}

Income tax (expense) benefit	(1,465)	(183)	(1,282)	(656)	6,977	(7,633)
Net income (loss)	54,933}	75,080	(20,147)	93,785}	(143,045)	236,830}
Less: Net (loss) income attributable to noncontrolling interest	(2,130)	159	(2,289)	(753)	3,138	(3,891)
Net income (loss) attributable to CFC	$52,803}	$75,239	$(22,436)	$93,032}	$(139,907)	$232,939}

TIER (1)	1.25}	1.31		1.14}	-	!
Adjusted TIER (1) (2)	1.12}	1.94		1.10}	1.10
(1) For the nine months ended February 28, 2009, we reported a net loss of $143 million and therefore, the TIER calculations for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense.  See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The following tables break out the average yield on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

Average balances and interest rates - Assets

	For the three months ended February 28,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$15,558,058}	$14,919,093}	$224,201}	$220,791}	5.84%	6.00%
Long-term variable-rate loans (1)	1,884,054}	2,567,066}	15,964}	27,035}	3.44	4.27
Short-term loans (1)	1,570,264}	2,007,714}	13,612}	18,208}	3.52	3.68
Non-performing loans	523,850}	495,062}	-}	-}	-}	-}
Total loans	19,536,226}	19,988,935}	253,777}	266,034}	5.27	5.40
Investments (2)	606,755}	513,988}	1,328}	990}	0.89	0.78
Fee income	-}	-}	1,414}	1,429}	-}	-}
Total	$20,142,981}	$20,502,923}	$256,519}	$268,453}	5.16	5.31

	Average balances and interest rates - Assets

	For the nine months ended February 28,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$15,402,498}	$15,123,380}	$673,277}	$669,454}	5.84%	5.92%
Long-term variable-rate loans (1)	2,268,828}	2,047,781}	64,215}	60,684}	3.78	3.96
Short-term loans (1)	1,728,376}	1,882,711}	44,288}	58,654}	3.43	4.17
Non-performing loans	523,801}	495,235}	-}	-}	-}	-}
Total loans	19,923,503}	19,549,107}	781,780}	788,792}	5.25	5.39
Investments (2)	627,452}	481,861}	4,314}	4,615}	0.92	1.28
Fee income	-}	-}	4,801}	4,909}	-}	-
Total	$20,550,955}	$20,030,968}	$790,895}	$798,316}	5.15	5.33
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash and equity securities.

	Analysis of changes in interest income

	For the three months ended February 28, 2010 vs. 2009			For the nine months ended February 28, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$9,456}	$(6,046)	$3,410	$12,355}	$(8,532)	$3,823
Long-term variable-rate loans	(7,193)	(3,878)	(11,071)	6,551}	(3,020)	3,531
Short-term loans	(3,967)	(629)	(4,596)	(4,808)	(9,558)	(14,366)
Total interest income on loans (4)	(6,025)	(6,232)	(12,257)	15,107}	(22,119)	(7,012)
Investments	179}	159}	338	1,394}	(1,695)	(301)
Fee income	-}	(15)	(15)	-}	(108)	(108)
Total interest income (4)	(4,713)	(7,221)	(11,934)	20,724}	(28,145)	(7,421)
(1) Calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
(2) Calculated using the following formula: (current period average rate – prior-year period average rate) x current period average balance.
(3) The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.
(4) Changes due to average volume and average rate represent a calculated amount and are not intended to sum.

During the three and nine months ended February 28, 2010 compared to the same prior-year periods, interest income decreased 4 percent and 1 percent, respectively.  The factors that impacted our interest income during the three and nine months ended February 28, 2010 are pressure from competition and the overall lower interest rate environment.  Additionally, non-accrual loans reduced interest income for both the current and prior-year periods.

A portion of the reduction in income from the variable and fixed interest rates we charged on our loans during fiscal year 2010 is due to continued pressures from alternative sources of funding available to our members from the Rural Utilities Service and CoBank, ACB.  The Rural Utilities Service had authority to provide loans and guarantees for electric purposes of up to $6.6 billion for the fiscal year ending September 30, 2010, the same level as the prior two years.  The Rural Utilities Service, as a government agency, generally provides loans with rates lower than all other competitors and may lend 100 percent of the amount required by a rural electric system.  However, loans from the Rural Utilities Service are generally limited to long-term (35-year) financing for physical facilities.  The Rural Utilities Service does not provide lines of credit, letters of credit, bridge loans or other financing options available from CFC.  In addition, the Rural Utilities Service is currently unable to provide financing for certain base load generation facilities.  CoBank, ACB is a government-sponsored enterprise and thus gains a benefit from an implied government guarantee, allowing it to access financing at a lower cost than organizations that do not have the implied government guarantee.  While there has been increased competitive pressure, we were successful in keeping approximately 95% of the fixed-rate loans that had a scheduled repricing date during the nine months ended February 28, 2010.  Our members have the opportunity to consider other interest rate options at repricing, including refinancing with another lender.  Furthermore, we developed and continued to offer attractively priced options for our members, such as the program under which we will sell loans to the Federal Agricultural Mortgage Corporation at 100 percent of the principal amount while retaining the servicing rights.  In addition, we expect to increase the use of commercial paper, which is our lowest cost funding, in our funding mix in the future as compared to the utilization over the past nine months.

At February 28, 2010, approximately 31 percent of the outstanding balance of our line of credit loans was priced at rates lower than our standard line of credit interest rates because of loan syndications and our need to competitively price these loans due to competition for the business.  Of the line of credit loans priced lower than our standard rates at February 28, 2010, 52 percent were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and is based on current market conditions.

Our non-performing and restructured loans on non-accrual status continue to impact interest income for both the current and prior-year periods.  The effect of non-accrual loans on interest income is included in the rate variance in the table above.
Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Three months ended		Nine months ended
	February 28,		February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Telecommunications	$7,117}	$7,484	$21,790}	$22,335
Electric	5,862}	6,538	17,853}	20,135
Total	$12,979}	$14,022	$39,643}	$42,470

The restructured loan to CoServ is on non-accrual status, however we benefit from a reduction to the calculated impairment due to the principal payments, which results in a reduction to the required loan loss provision or a recovery for the period. During the nine months ended February 28, 2010, CoServ made scheduled payments of $21 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $16 million to the calculated impairment.

Since, on average, 77 percent of our loan portfolio from February 28, 2009 to February 28, 2010 was comprised of loans that have a fixed rate of interest, we do not experience dramatic swings in our interest income as a result of changes to interest rates in the capital markets.  We issue new loans with fixed rates based on our cost at the time of the advance. Our long-term variable interest rates at February 28, 2010 were 45 basis points lower for electric loans compared to the interest rates at February 28, 2009.  However, since a high percentage of our loan portfolio is made up of long-term fixed rate loans, the average yield on the loan portfolio during the three and nine months ended February 28, 2010 only decreased by 13 basis points and 14 basis points compared to the prior-year periods, respectively.  The long-term fixed interest rates we offered on electric loans at February 28, 2010 compared with February 28, 2009 decreased between 50 basis points and 205 basis points, depending on the loan term.

Interest Expense
The following tables break out the average cost of debt and the change to interest expense due to changes in average debt volume versus changes to interest rates summarized by debt type.  We do not fund each individual loan borrowed by our members with specific debt.  Rather we attempt to minimize cost and maximize efficiency by funding large aggregated amounts of loans.  The following tables also break out the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.  Management calculates an adjusted interest expense, which includes all derivative cash settlements in interest expense.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Average balances and interest rates - Liabilities

	For the three months ended February 28,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1)	$1,890,326}	$3,583,654	$(1,114)	$(13,424)	(0.24)%	(1.52)%
Medium-term notes (1)	4,321,808}	5,160,558	(64,683)	(80,503)	(6.07)	(6.33)
Collateral trust bonds (1)	5,600,755}	5,198,768	(80,618)	(80,111)	(5.84)	(6.25)
Subordinated deferrable debt (1)	301,922}	301,846	(4,916)	(4,916)	(6.60)	(6.61)
Subordinated certificates (1)	1,774,984}	1,420,421	(20,064)	(13,475)	(4.58)	(3.85)
Long-term private debt (1)	4,711,074}	3,869,997	(45,588)	(41,146)	(3.92)	(4.31)
Total debt	18,600,869}	19,535,244	(216,983)	(233,575)	(4.73)	(4.85)
Debt issuance costs (2)	-}	-	(2,676)	(2,692)	-	-
Fee expense (3)	-}	-	(2,239)	(3,477)	-	-
Total	$18,600,869}	$19,535,244	$(221,898)	$(239,744)	(4.84)	(4.98)

Derivative cash settlements (4)	$11,128,340}	$12,358,960	$(5,636)	$104,012	(0.21)%	3.41%
Adjusted interest expense (5)	18,600,870}	19,535,244	(227,534)	(135,732)	(4.96)	(2.82)

	For the nine months ended February 28,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1)	$2,199,082}	$3,333,546	$(6,300)	$(53,500)	(0.38)%	(2.15)%
Medium-term notes (1)	4,767,964}	5,162,762	(215,180)	(242,016)	(6.03)	(6.27)
Collateral trust bonds (1)	5,461,966}	5,250,372	(240,796)	(211,066)	(5.89)	(5.37)
Subordinated deferrable debt (1)	301,904}	301,830	(14,747)	(14,747)	(6.53)	(6.53)
Subordinated certificates (1)	1,743,758}	1,382,558	(58,871)	(38,723)	(4.51)	(3.74)
Long-term private debt (1)	4,666,798}	3,450,158	(139,142)	(119,501)	(3.99)	(4.63)
Total debt	19,141,472}	18,881,226	(675,036)	(679,553)	(4.72)	(4.81)
Debt issuance costs (2)	-}	-	(8,281)	(7,218)	-	-
Fee expense (3)	-}	-	(8,187)	(7,309)	-	-
Total	$19,141,472}	$18,881,226	$(691,504)	$(694,080)	(4.83)	(4.91)

Derivative cash settlements (4)	$11,488,463}	$13,039,310	$(19,836)	$116,946	(0.23)%	1.20%
Adjusted interest expense (5)	19,141,472}	18,881,226	(711,340)	(577,134)	(4.97)	(4.09)
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

	Analysis of changes in interest expense

	For the three months ended February 28, 2010 vs. 2009			For the nine months ended February 28, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$6,343}	$5,967}	$12,310	$18,207}	$28,993}	$47,200
Medium-term notes	13,084}	2,736}	15,820	18,507}	8,329}	26,836
Collateral trust bonds	(6,194)	5,687}	(507)	(8,506)	(21,224)	(29,730)
Subordinated deferrable debt	(1)	1}	-	(4)	4}	-
Subordinated certificates	(3,364)	(3,225)	(6,589)	(10,117)	(10,031)	(20,148)
Long-term private debt	(8,942)	4,500}	(4,442)	(42,140)	22,499}	(19,641)
Total interest expense on debt (4)	11,172}	5,420}	16,592	(9,366)	13,883}	4,517
Debt issuance costs	-	16}	16	-	(1,063)	(1,063)
Fee expense	-	1,238}	1,238	-	(878)	(878)
Total interest expense (4)	11,467}	6,379}	17,846	(9,567)	12,143}	2,576

Derivative cash settlements (5)	$(10,357)	$(99,291)	$(109,648)	$(13,909)	$(122,873)	$(136,782)
Adjusted interest expense (6)	6,492}	(98,294)	(91,802)	(7,955)	(126,251)	(134,206)
(1) Calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
(2) Calculated using the following formula: (current period average rate – prior-year period average rate) x current period average balance.
(3) The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.
(4) Changes due to average volume and average rate represent a calculated amount and are not intended to sum.
(5) For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements from the change in average notional amount of derivative contracts outstanding.  Variance due to average rate represents the change in derivative cash settlements due to the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(6) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

During the three and nine months ended February 28, 2010, interest expense decreased 7 percent and less than 1 percent, respectively, compared with the prior-year period.  The largest factors contributing to these decreases were the reduction in both the average volume and average interest rates on our commercial paper and medium-term notes during the three and nine months ended February 28, 2010 compared with the same prior-year period.

The lower interest rate environment for variable-rate debt in the capital markets significantly decreased the average interest rate on commercial paper issued during the three and nine months ended February 28, 2010 compared with the prior-year period.  Although commercial paper is our lowest cost funding, we increased our term debt issuance during fiscal year 2010 to keep more commercial paper issuance capacity in reserve to help mitigate liquidity risk which tempered the reduction to interest expense we could have achieved by issuing more commercial paper during the period.

The average volume of medium-term notes decreased for the three and nine months ended February 28, 2010 because of the maturity of $1,495 million of dealer medium-term notes in the first quarter of fiscal year 2010.  Approximately $2 billion of medium-term notes that matured during the period were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to the Federal Agricultural Mortgage Corporation totaling $625 million and the issuance of $472 million of new member and retail medium-term notes.  The weighted average rate for medium-term notes decreased due to the 73 percent increase in retail notes from February 28, 2009 to February 28, 2010 that were issued at a lower interest rate relative to other medium-term notes.

The weighted average rate for long-term private placement debt decreased primarily due to the $775 million increase in notes issued to Federal Agricultural Mortgage Corporation from February 28, 2009 to February 28, 2010 with a lower interest rate compared with other private placement debt in place, primarily Rural Economic Development Loan and Grant funding.

Partially offsetting these decreases in interest expense was the higher average interest rate on collateral trust bonds and subordinated certificates during the nine months ended February 28, 2010 compared to the prior-year period.  We have a full nine months of higher interest expense during the current fiscal year-to-date period from the 10.375 percent $1 billion collateral trust bonds issued in October 2008 and the 7.50 percent member capital securities, which we started issuing in November 2008.  Both 10.375 percent and 7.50 percent represent a significantly higher cost than our other sources of funding.

The adjusted interest expense of $228 million and $711 million for the three and nine months ended February 28, 2010, respectively, which includes all derivative cash settlements, represented an increase of $92 million and $134 million compared with the prior-year period.  The adjusted interest expense was lower during the three and nine months ended February 28, 2009 primarily due to the termination of swaps during the third quarter of fiscal year 2009 that resulted in a $97 million gain recognized as a cash settlement.  This change in derivative cash settlements was partially offset by the changes to interest expense noted above.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The following tables represent a summary of the effect on the net interest income from changes in the components of the total interest income and total interest expense described above.  The tables show the total average yield on loans and the change to total interest income due to changes in average loan volume versus changes to interest rates.  The tables also show the total average cost on debt and the change to total interest expense and net interest income due to changes in average debt volume versus changes to interest rates summarized by debt type.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

	Average interest rates – Assets and Liabilities

	For the three months ended February 28,
	2010	2009	2010	2009
(dollar amounts in thousands)	Interest income/expense		Average yield/cost
Total interest income	$256,519}	$268,453	5.16%	5.31%
Total interest expense	(221,898)	(239,744)	(4.84)	(4.98)
Net interest income/Net yield	$34,621}	$28,709	0.32%	0.33%
Adjusted net interest income/Adjusted net yield (1)	28,985}	132,721	0.20	2.49

	For the nine months ended February 28,
	2010	2009	2010	2009
(dollar amounts in thousands)	Interest income/expense		Average yield/cost
Total interest income	$790,895}	$798,316}	5.15%	5.33%
Total interest expense	(691,504)	(694,080)	(4.83)	(4.91)
Net interest income/Net yield	$99,391}	$104,236}	0.32%	0.42%
Adjusted net interest income/Adjusted net yield (1)	79,555}	221,182}	0.18	1.24
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

Analysis of changes in net interest income

	For the three months ended February 28, 2010 vs. 2009			For the nine months ended February 28, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$6,754}	$(842)	$5,912	$11,157}	$(16,002)	$(4,845)
(1) Calculated using the following formula: (current period average balance – prior-year period average balance) x prior-year period average rate.
(2) Calculated using the following formula: (current period average rate – prior-year period average rate) x current period average balance.
(3) The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

The $6 million increase in net interest income for the three months ended February 28, 2010 compared with the prior-year period was due to lower average debt outstanding of $934 million or 5 percent as compared to the decrease in the average loan volume of $453 million or 2 percent.

The $5 million decrease in net interest income for the nine months ended February 28, 2010 compared with the prior-year period was due primarily to the following factors described in more detail above:
•	the $260 million or 1 percent increase in the average debt volume due to the $374 million or 2 percent increase in average loan volume and the prefunding of maturing debt,
•	the 14 basis point decline in the yield of our loan portfolio due primarily to lower interest rates earned on long-term fixed and variable-rate loans, offset by
•	the 9 basis point decrease in the overall cost of debt.

The adjusted net interest income, which includes all derivative cash settlements, for the three and nine months ended February 28, 2010 was $29 million and $80 million, respectively, a decrease of $104 million and $142 million from the prior-year periods, respectively, primarily due to cash settlements.  The adjusted net interest income during the three and nine months ended February 28, 2009 was impacted by the termination of swaps during the third quarter of fiscal year 2009 that resulted in a $97 million gain recognized as a cash settlement.  See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of/Provision for Loan Losses
During the three months ended February 28, 2010, there was a loan loss provision of $10 million compared to a recovery of $10 million for the prior-year period.  During the nine months ended February 28, 2010, there was a loan loss recovery of $5 million compared to a provision of $127 million for the prior-year period.  For the three months ended February 28, 2010, the $10 million provision for loan losses was primarily due to the increase to the reserve for one of our impaired loans due to an estimation of the deterioration in the collateral securing this impaired loan, which was partly offset by a decrease to the reserve of another of our impaired loans due to payments received on this loan.  The recovery of loan losses during the nine months ended February 28, 2010 was primarily due to the decrease to the reserve for impaired loans and the decrease in exposure in the general portfolio, which was partially offset by an increase to the exposure for high risk loans during the period. The reserve for impaired loans decreased due to payments received and the net decrease in our variable interest rates, which was partially offset by the deterioration in the collateral securing impaired loans.

The loan loss provision of $127 million for the nine months ended February 28, 2009 was primarily due to a reduction in the estimated fair value of the collateral supporting our exposure to one of our impaired borrowers.  The fair value of the collateral was negatively affected by the limited access to, and high cost of, capital to support acquisitions of assets similar to the collateral supporting our impaired loans, which resulted in a compression of the earning multiple that potential buyers are willing to pay for such assets.  In addition, the current economic conditions caused consumers and businesses to reduce spending, which resulted in, at least for the short-term, reductions in the estimated earnings for companies in general.  The combination of these two factors resulted in a decrease to the market value of companies similar to the collateral supporting our impaired loans.

Non-interest Income
Non-interest income decreased by $4 million and increased by $116 million for the three and nine months ended February 28, 2010, respectively, compared with the prior-year periods primarily due to the $28 million decrease and $92 million increase in derivative gains, respectively, as well as one-time settlement income of $23 million recorded during the three months ended February 28, 2010.

The derivative forward value in the derivative gains (losses) increased during both the three and nine months ended February 28, 2010 compared to the prior year period due to the shift in the composition of our derivative portfolio.  At February 28, 2010, 50 percent of our interest rate swaps were pay fixed-receive variable versus 56 percent at February 28, 2009.  At February 28, 2010 it is anticipated that variable interest rates will increase sooner and at a faster pace than at February 28, 2009, which has increased the estimated forward value of our derivative portfolio.

Non-interest income for the three and nine months ended February 28, 2010 was also impacted by the $23 million one-time settlement payment from CoBank, ACB, a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States.  On February 25, 2010, CoBank, ACB agreed to a settlement relating to our discovery that for a period of years, CoBank, ACB employees improperly accessed confidential and proprietary information from our password-protected, web-based “Extranet.” The settlement includes a monetary payment of $23 million to us as well as non-monetary commitments, including an agreement not to engage in the challenged conduct in the future.  The settlement income, classified as non-interest income on the statement of operations, is net of legal and other related expenses.

Non-interest Expense
Non-interest expense decreased by $2 million for the nine months ended February 28, 2010 compared with the prior-year period primarily due to the change in the guarantee liability partially offset by the increase in general and administrative expenses.

We recorded a $3 million recovery of guarantee liability for the nine months ended February 28, 2010 compared with a $5 million provision during the same prior-year period.  Guarantees decreased by $77 million over the nine months ended February 28, 2010, partially due to the early redemption of a $20 million tax-exempt bond guarantee.

During the nine months ended February 28, 2010, we experienced an increase in legal fees and other expenses related to our effort to obtain the regulatory approvals necessary to close the acquisition of the operating companies that comprise the collateral for our ICC loan exposure.

Net Income (Loss)
The change in the items described above resulted in net income of $55 million for the three months ended February 28, 2010, compared to $75 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value, was $27 million, compared to $128 million for the prior-year period.  See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

The change in the items described above resulted in net income of $94 million for the nine months ended February 28, 2010, compared to net loss of $143 million for the prior-year period.  The adjusted net income, which excludes the effect of the derivative forward value, was $69 million, compared to an adjusted net income of $60 million for the prior-year period.

Noncontrolling Interest
Noncontrolling interest represents $0.3 million of net loss for RTFC and $2.4 million of net income for NCSC for the three months ended February 28, 2010.  Noncontrolling interest for the three months ended February 28, 2009 represents $0.2 million of RTFC net loss and $0.3 million of NCSC’s $0.5 million net income for the period.

Noncontrolling interest for the nine months ended February 28, 2010 represents $0.7 million of net loss for RTFC and $1.5 million of net income for NCSC.  For the nine months ended February 28, 2009, noncontrolling interest represents $0.4 million of the RTFC net loss and $2.9 million of the $11 million NCSC net loss, respectively.  NCSC’s net loss for the nine months ended February 28, 2009 exceeded its equity balance by $8.1 million.  Under prior accounting standards, CFC was required to absorb the $8.1 million excess NCSC loss.  Based on the provisions of new accounting standards applied prospectively starting June 1, 2009, the noncontrolling interest is required to absorb the full amount of its losses, even if the losses exceed its equity balance.

The decrease in the loss attributable to the noncontrolling interest was primarily due to the decrease in the derivative forward value loss recorded at NCSC for the three and nine months ended February 28, 2010 compared to the prior-year periods.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges.  The fixed charge coverage ratio includes capitalized interest in total fixed charges which is not included in our TIER calculation.  See Results of Operations for a discussion of TIER and adjustments that we make to the TIER calculation.

	Three months ended February 28,		Nine months ended February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Income (loss) prior to cumulative effect of
change in accounting principle	$54,933}	$75,080	$93,785}	$(143,045)
Add: fixed charges	221,922}	239,808	691,587}	694,196
Less: interest capitalized	(24)	(64)	(83)	(116)
Earnings available for fixed charges	$276,831}	$314,824	$785,289}	$551,035

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$221,898}	$239,744	$691,504}	$694,080
Interest capitalized	24}	64	83}	116
Total fixed charges	$221,922}	$239,808	$691,587}	$694,196
Ratio of earnings to fixed charges (1)	1.25	1.31	1.14	-
(1) For the nine months ended February 28, 2009, earnings were insufficient to cover fixed charges by $143 million.

Financial Condition

Loan and Guarantee Portfolio Assessment
Loan Programs
We are a cost-plus lender that offers long-term fixed and variable-rate loans and short-term variable-rate loans.  Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years.  When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	February 28, 2010		May 31, 2009		(Decrease)
Loans by type:
Long-term loans (1):
Long-term fixed rate loans	$15,570,305}	80%	$14,812,550	74%	$757,755}
Long-term variable rate loans	2,233,229}	11	3,277,528	16	(1,044,299)
Total long-term loans	17,803,534}	91	18,090,078	90	(286,544)
Short-term loans (2)	1,654,402}	9	2,098,129	10	(443,727)
Total loans	$19,457,936}	100%	$20,188,207	100%	$(730,271)

					Increase/
(dollar amounts in thousands)	February 28, 2010		May 31, 2009		(Decrease)
Loans by segment:
CFC:
Distribution	$13,523,257}	69%	$13,730,511	68%	$(207,254)
Power supply	3,792,196}	19	4,268,244	21	(476,048)
Statewide and associate	84,268}	1	92,578	1	(8,310)
CFC total	17,399,721}	89	18,091,333	90	(691,612)
RTFC	1,702,640}	9	1,680,154	8	22,486}
NCSC	355,575}	2	416,720	2	(61,145)
Total	$19,457,936}	100%	$20,188,207	100%	$(730,271)
(1) Includes loans classified as restructured and non-performing and loans guaranteed by the Rural Utilities Service.
(2) Consists of secured and unsecured short-term loans, where the interest rate could be adjusted monthly or semi-monthly.

Our loans outstanding decreased by $730 million or 4 percent for the nine months ended February 28, 2010.  The primary reasons for this decline are anticipated repayments from power supply bridge loans with loan funds from the Rural Utilities Service, the general decline in construction of distribution infrastructure due to the economic downturn, the lower use of lines of credit from distribution members, and the sale of $67 million in distribution loans to the Federal Agricultural Mortgage Corporation during the period.  We currently expect our loans outstanding to remain stable over the remainder of fiscal year 2010.

During the nine months ended February 28, 2010, the percentage of long-term fixed-rate loans increased from 74 percent to 80 percent primarily due to loan conversions.  Loans converting from a variable rate to a fixed rate for the nine months ended February 28, 2010 totaled $1,086 million, which was partially offset by loans that converted from a fixed rate to a variable rate totaling $303 million.  The significant shift in variable-rate loans converting to fixed rates was the result of the decrease of our long-term fixed rates offered during the nine months ended February 28, 2010 of between 130 and 195 basis points for electric loans and between 185 and 250 basis points for telecommunications loans, depending on the type and maturity of the loan.  In addition, the possibility that interest rates could rise as the economy improves fueled the shift from variable to fixed rates.  For the nine months ended February 28, 2009, loans converting from a fixed rate to variable rate totaled $775 million, which was partially offset by $169 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	February 28, 2010		May 31, 2009		Increase/
CFC:	Amount	% of Total	Amount	% of Total	(Decrease)
Distribution	$13,753,442}	67%	$13,994,595	65%	$(241,153)
Power supply	4,685,654}	22	5,213,868	24	(528,214)
Statewide and associate	106,328}	1	116,203	1	(9,875)
CFC total	18,545,424}	90	19,324,666	90	(779,242)
RTFC	1,703,277}	8	1,680,654	8	22,623}
NCSC	407,523}	2	458,342	2	(50,819)
Total	$20,656,224}	100%	$21,463,662	100%	$(807,438)

The following table summarizes the loans and guarantees outstanding at RTFC by type:

	February 28, 2010		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Rural local exchange carriers	$1,494,803}	88%	$1,476,402	88%	$18,401}
Cable television providers	151,406}	9	152,326	9	(920)
Fiber optic network providers	6,884}	-	8,126	1	(1,242)
Competitive local exchange carriers	33,810}	2	37,294	2	(3,484)
Wireless providers	13,374}	1	3,924	-	9,450}
Other	3,000}	-	2,582	-	418}
Total	$1,703,277}	100%	$1,680,654	100%	$22,623}

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

Total exposure, as defined by the policies, generally includes the following:
•	loans outstanding, excluding loans guaranteed by the Rural Utilities Service;
•	our guarantees of the borrower's obligations;
•	unadvanced loan commitments;
•	borrower guarantees to us of another borrower's debt; and
•	any other indebtedness with us, unless guaranteed by the U.S. Government.

The calculation of total exposure includes facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or cancelled.

Our members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories.  At February 28, 2010 and May 31, 2009, loans outstanding to members in any one state or territory did not exceed 16 percent and 17 percent, respectively, of total loans outstanding.

At February 28, 2010 and May 31, 2009, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding.  At February 28, 2010 and May 31, 2009, the ten largest borrowers included four distribution systems, five power supply systems and one telecommunications system.  The following table shows the exposure to the ten largest borrowers as a percentage of total exposure by type and by segment:

	February 28, 2010		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,554,254}	17%	$3,686,956	17%	$(132,702)
Guarantees	275,314}	2	363,883	2	(88,569)
Total credit exposure to ten largest borrowers	$3,829,568}	19%	$4,050,839	19%	$(221,271)

Total by segment:
CFC	$3,281,969}	16%	$3,497,331	16%	$(215,362)
RTFC	523,849}	3	523,758	3	91}
NCSC	23,750}	-	29,750	-	(6,000)
Total credit exposure to ten largest borrowers	$3,829,568}	19%	$4,050,839	19%	$(221,271)

Security Provisions
Except when providing short-term loans, we typically lend to our members on a senior secured basis.  Long-term loans are typically secured on parity with other secured lenders (primarily the Rural Utilities Service), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages.  Short-term loans are generally unsecured lines of credit.  Guarantee reimbursement obligations are typically secured on parity with other secured creditors by all assets and revenues of the borrower or by the underlying financed asset.  In addition to the collateral received, borrowers are also required to set rates charged to customers to achieve certain financial ratios.

The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	February 28, 2010		May 31, 2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,082,101}	10%	$2,831,111	13%	$(749,010)
Guarantees	341,715}	2	347,325	2	(5,610)
Total unsecured credit exposure	$2,423,816}	12%	$3,178,436	15%	$(754,620)

Total by segment:
CFC	$2,108,665}	10%	$2,875,396	14%	$(766,731)
RTFC	251,892}	2	237,259	1	14,633}
NCSC	63,259}	-	65,781	-	(2,522)
Total unsecured credit exposure	$2,423,816}	12%	$3,178,436	15%	$(754,620)

Pledging of Loans and Loans on Deposit
We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under the collateral trust bond indentures and the revolving debt issuance agreements with the Federal Agricultural Mortgage Corporation.  In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Rural Economic Development Loan and Grant program.

The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Total loans to members	$19,457,936}	$20,188,207
Less: Total secured debt or debt requiring
collateral on deposit (1)	(10,187,101)	(9,390,000)
Less: Excess collateral pledged or on deposit (2)	(2,085,177)	(2,566,723)
Unencumbered loans	$7,185,658}	$8,231,484

Unencumbered loans as a percentage of total loans	37%	41%
(1) Excludes debt secured by cash collateral only.
(2) Excludes cash collateral pledged to secure debt.  Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100 percent coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Non-performing and Restructured Loans
The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Non-performing loans (1)	$523,849	$523,758
Percent of loans outstanding	2.69%	2.59%
Percent of loans and guarantees outstanding	2.54	2.44

Restructured loans	$515,438	$537,587
Percent of loans outstanding	2.65%	2.66%
Percent of loans and guarantees outstanding	2.50	2.50

Total non-performing and restructured loans	$1,039,287	$1,061,345
Percent of loans outstanding	5.34%	5.25%
Percent of loans and guarantees outstanding	5.04	4.94

Total non-accrual loans	$993,354	$1,014,585
Percent of loans outstanding	5.11%	5.03%
Percent of loans and guarantees outstanding	4.81	4.73

(1) All loans classified as non-performing were on non-accrual status.

At February 28, 2010 and May 31, 2009, all loans classified as restructured were performing according to the restructure agreements.  A total of $45 million and $47 million of restructured loans at February 28, 2010 and May 31, 2009, respectively, have been on accrual status since the time of the loan restructuring.  There has been no principal written off on these loans.  Approximately $1 million of interest income was accrued on restructured loans during the three months ended February 28, 2010 and 2009. Approximately $2 million and $3 million of interest income was accrued on restructured loans during the nine months ended February 28, 2010 and 2009, respectively.

At February 28, 2010 and May 31, 2009, $470 million and $491 million, respectively, of the loans on non-accrual status were performing as required under the loan agreement with the borrower.  During the nine months ended February 28, 2010, this borrower made scheduled payments of $21 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $16 million to the calculated impairment.  There has been no principal written off on the exposure to this borrower.

At February 28, 2010 and May 31, 2009, non-performing loans consist of loans to ICC totaling $524 million.  All loans to ICC have been on non-accrual status since February 1, 2005.  ICC has not made debt service payments to us since June 2005.  RTFC is the primary secured lender to ICC.

In February 2006, involuntary bankruptcy petitions were filed against:
•	ICC's indirect majority shareholder and former chairman, Jeffrey Prosser;
•	ICC's immediate parent, Emerging Communications, Inc.; and
•	Emerging Communications, Inc’s parent, Innovative Communication Company LLC.

In April 2006, RTFC reached a settlement with the following individually:
•	ICC;
•	Virgin Islands Telephone Corporation;
•	Innovative Communication Company LLC;
•	Emerging Communications, Inc.;
•	the directors of each of the above-listed entities; and
•	Jeffrey Prosser.

Under the settlement, RTFC obtained entry of judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Jeffrey Prosser for approximately $100 million.  RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC thereby resolving all the loan-related litigation in RTFC’s favor.  Regardless, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums.  CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Innovative Communication Company LLC, Emerging Communications, Inc., ICC and Jeffrey Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division.  A Chapter 11 trustee has been appointed for the corporate estates; and a Chapter 7 trustee was appointed in Jeffrey Prosser’s individual case.  The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

On February 1, 2008, the bankruptcy court approved a motion of the Chapter 11 trustee of ICC to sell substantially all of ICC’s assets, divided into three groups:
•	Group 1 consisting of ICC assets and stock in ICC subsidiaries operating in the United States Virgin Islands, the British Virgin Islands and St. Maarten (the “Group 1 Assets”);
•	Group 2 consisting of stock in ICC subsidiaries operating in France and certain of its Caribbean territories (these assets were sold in December 2008); and
•	Group 3 consisting of the newspaper operations of ICC (these assets were sold in May 2008).
Certain ancillary assets have also been sold including aircraft, art and real estate.  In each instance, the distribution of proceeds was approved by the bankruptcy court and resulted in a net recovery to us.

On March 13, 2009, RTFC and the Chapter 11 trustee entered into a Purchase Agreement as part of a $250 million credit bid for the ICC Group 1 Assets.  The Purchase Agreement is conditional upon the approval of the bankruptcy court and applicable regulators.  On April 9, 2009, the U.S. bankruptcy court approved, on an interim basis, the sale of the ICC Group 1 Assets to RTFC, with RTFC reserving the right to assign its rights under the Purchase Agreement to CFC or its subsidiaries.  CFC, together with certain of its subsidiaries, is in the process of obtaining the applicable regulatory approvals.  In October 2009, the British Virgin Islands regulatory approval process was successfully completed, and in December 2009, FCC approval was granted.  On January 13, 2010, the Netherlands Antilles granted unconditional consent for CFC to acquire the St. Maarten assets.  CFC awaits approval from the Public Services Commission of the United States Virgin Islands. Once that approval is granted, the Chapter 11 trustee and CFC will request authorization from the U.S. bankruptcy court to consummate the transfer of ownership of the Group 1 Assets to designated subsidiaries of CFC.

In May 2009, RTFC acquired $85 million of Virgin Islands Telephone Corporation preferred stock and $12.5 million of accrued and unpaid dividends relating to such shares for a total purchase price of $30 million.  We believe that the acquisition of the preferred shareholders interests at a discount has improved our estimated recovery from the collateral.

Based on our analysis, we believe that we have adequately reserved for our exposure to ICC at February 28, 2010.

At February 28, 2010 and May 31, 2009, restructured loans totaled $515 million and $538 million, respectively.  A total of $470 million and $491 million of restructured loans were on non-accrual status at February 28, 2010 and May 31, 2009, respectively.  When agreements are executed to change the original terms of a loan, generally a change to the originally scheduled cash flows, we classify the loan as restructured unless the new terms are deemed to be market terms.  We make a determination about the accrual of interest income for these loans on a loan-by-loan basis.  The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement.  We will periodically review the decision whether or not to accrue interest income on restructured loans based on the borrower's past performance and current financial condition.

At February 28, 2010 and May 31, 2009, restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric ("CoServ") were $470 million and $491 million, respectively.  All restructured CoServ loans have been on non-accrual status since January 1, 2001.  In addition, $20 million were outstanding under the capital expenditure loan facility classified as a performing loan at February 28, 2010 and May 31, 2009.  Total loans to CoServ at February 28, 2010 and May 31, 2009 represented in each case 2.4 percent of our total loans and guarantees outstanding.

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

Based on our analysis, we believe that we have adequately reserved for our exposure to CoServ at February 28, 2010.

At February 28, 2010 and May 31, 2009, we had a total of $42 million in restructured loans outstanding to Pioneer Electric Cooperative, Inc. ("Pioneer").  Pioneer is current with respect to all debt service payments at February 28, 2010 and all loans to Pioneer remain on accrual status.  We are the principal creditor to Pioneer.

Based on our analysis, we believe that we have adequately reserved for our exposure to Pioneer at February 28, 2010.

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

Management makes recommendations to our board of directors regarding charge-offs of loan balances.  In making its recommendation to charge-off all or a portion of a loan balance, management considers various factors including cash flows and the collateral securing the loan.  Since our inception in 1969, charge-offs totaled $218 million and recoveries totaled $35 million for a total net charge-off of $183 million.  Management believes that the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended
	February 28,		February 28,		May 31,
(dollar amounts in thousands)	2010	2009	2010	2009	2009
Beginning balance	$608,458}	$648,946	$622,960}	$514,906	$514,906
Provision for (recovery of) loan losses	10,000}	(10,415)	(4,594)	126,577	113,699
Net recoveries (charge-offs)	40}	52	132}	(2,900)	(5,645)
Ending balance	$618,498}	$638,583	$618,498}	$638,583	$622,960

Loan loss allowance by segment:
CFC	$618,462}	$638,436	$618,462}	$638,436	$622,851
NCSC	36}	147	36}	147	109
Total	$618,498}	$638,583	$618,498}	$638,583	$622,960

As a percentage of total loans outstanding (1)			3.18%	3.17%	3.09%
As a percentage of total non-performing loans outstanding (1)			118.07%	128.15%	118.94%
As a percentage of total restructured loans outstanding (1)			119.99%	117.18%	115.88%
As a percentage of total loans on non-accrual (1)			62.26%	64.10%	61.40%
(1) As of February 28, 2010 and 2009.

Our loan loss allowance decreased $4 million from May 31, 2009 to February 28, 2010.  See Recovery of/Provision for Loan Losses in the Results of Operations for more details about the loan loss recovery/provision for the current period.

We agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance.  Therefore, there is no loan loss allowance required at RTFC and $0.04 million loan loss allowance required at NCSC to cover the exposure for consumer loans of $0.2 million.

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

As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.  The loan loss allowance specifically reserved to cover the calculated impairments is adjusted on a quarterly basis based on the most current information available.  At February 28, 2010 and May 31, 2009, impaired loans totaled $1,035 million and $1,056 million, respectively.  At February 28, 2010 and May 31, 2009, we specifically reserved a total of $412 million and $414 million, respectively, to cover impaired loans.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009	Increase/ (Decrease)

Commercial paper (1)	$1,957,439}	$1,833,273	$124,166}
Bank bid notes	30,000}	255,000	(225,000)
Term loan	-}	200,000	(200,000)
Collateral trust bonds	5,473,744}	5,178,756	294,988}
Notes payable	4,755,517}	4,256,661	498,856}
Medium-term notes	4,316,665}	5,864,229	(1,547,564)
Subordinated deferrable debt	311,440}	311,440	-}
Membership certificates	643,148}	642,960	188}
Loan certificates	663,946}	692,806	(28,860)
Guarantee certificates	123,517}	126,193	(2,675)
Member capital securities	397,850}	278,095	119,755}
Total debt outstanding	$18,673,266}	$19,639,413	$(966,146)
Percentage of fixed-rate debt (2)	82%	87%
Percentage of variable-rate debt (3)	18	13

Percentage of long-term debt	77	75
Percentage of short-term debt	23	25
(1) Includes $343 million and $291 million related to the daily liquidity fund at February 28, 2010 and May 31, 2009, respectively.
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

The following table provides additional information on the debt instruments we offer and related credit ratings at February 28, 2010.

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
(3) At February 28, 2010, notes payable primarily represent unsecured notes payable issued under the Rural Economic Development Loan and Grant program and secured notes payable to the Federal Agricultural Mortgage Corporation.  We must obtain credit ratings on certain senior secured debt from two rating agencies on an annual basis.  The most recent credit ratings obtained on the Federal Agricultural Mortgage Corporation notes were A+ from Standard & Poor’s Corporation and A from Fitch Ratings.   Unsecured guaranteed notes payable issued under the Rural Economic Development Loan and Grant program do not have a credit rating.  However, we must obtain one credit rating on an annual basis for the Rural Economic Development Loan and Grant notes payable without regard to the bond guarantee agreement with the Rural Utilities Service.  The most recent credit rating obtained on the Rural Economic Development Loan and Grant notes payable without regard to the bond guarantee agreement with the Rural Utilities Service was A by Standard and Poor’s Corporation.  We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Rural Economic Development Loan and Grant program.

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

Total debt outstanding decreased by $966 million at February 28, 2010 as compared with May 31, 2009 primarily due to the $730 million decrease to loans outstanding and the use of $125 million in cash to pay down debt.  During the nine months ended February 28, 2010, there was a shift in the type of funding used to obtain the lowest interest rates available in the market.  Approximately $2 billion of medium-term notes that matured during the period were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to the Federal Agricultural Mortgage Corporation totaling $625 million and the issuance of $472 million of new member and retail medium-term notes.

Our members also continue to support the member capital securities program with the purchase of $398 million of securities as of February 28, 2010, an increase of $120 million from May 31, 2009.  Effective January 1, 2010, the fixed interest rate earned on our member capital securities changed from 7.5 percent for purchases on or before December 31, 2009 to 5 percent for purchases after that date.

Equity
The following table breaks out our equity balances:
(dollar amounts in thousands)	February 28, 2010	May 31, 2009	Increase/ (Decrease)
Membership fees	$992}	$990	$2}
Education fund	829}	1,592	(763)
Members' capital reserve	187,098}	187,098	-}
Allocated net income	379,434}	420,834	(41,400)
Unallocated net income (loss) (1)	63,247}	(6,198)	69,445}
Total members' equity	631,600}	604,316	27,284
Prior years cumulative derivative forward value
and foreign currency adjustments	(103,493)	44,056	(147,549)
Year-to-date derivative forward value gain (loss) (2)	23,587}	(147,549)	171,136}
Total CFC retained equity	551,694}	500,823	50,871
Accumulated other comprehensive income	7,772}	8,115	(343)
Total CFC equity	559,466}	508,938	50,528}
Noncontrolling interest	10,850}	10,162	688}
Total equity	$570,316}	$519,100	$51,216}
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

At February 28, 2010, total equity increased by $51 million from May 31, 2009 primarily due to the net income of $94 million offset by the board authorized patronage capital retirement of $41 million.

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

In July 2009, our board of directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital.  In July 2009, our board of directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation.  This amount was returned to members in cash in September 2009.  Future allocations and retirements of net earnings will be made annually as determined by our board of directors with due regard to our financial condition.  Our board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.  On June 1, 2009, CFC implemented new accounting standards for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest at February 28, 2010 of $11 million.  Additionally, noncontrolling interest totaling $10 million was reclassified from liabilities to equity at May 31, 2009 due to the retrospective presentation and disclosure requirements of the new accounting standards.

At May 31, 2009, based on the consolidation accounting standards in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest.  The loss absorbed by the consolidated equity was caused by the decline in the fair value of the NCSC derivatives and therefore did not represent a loss that was funded by CFC.  Under prior accounting standards, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity.  Based on the provisions of the new standards, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted.  As a result of the new standards, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business.  Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Contractual Obligations
The following table summarizes our long-term contractual obligations at February 28, 2010 and the scheduled reductions by fiscal year.
						More than 5
(dollar amounts in millions)	2010	2011	2012	2013	2014	years	Total
Long-term debt due in less than one year	$273	$1,990	$-	$-	$-	$-	$2,263
Long-term debt	-	252	2,023	649	2,080	7,279	12,283
Subordinated deferrable debt	-	-	-	-	-	311	311
Members' subordinated certificates (1)	1	13	30	39	18	1,486	1,587
Operating leases (2)	1	4	1	-	-	-	6
Contractual interest on long-term debt (3)	236	809	744	641	573	7,580	10,583
Total contractual obligations	$511	$3,068	$2,798	$1,329	$2,671	$16,656	$27,033
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
(3) Represents the interest obligation on our debt based on terms and conditions at February 28, 2010.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$603,830}	$644,540	$(40,710)
Indemnifications of tax benefit transfers	72,514}	81,574	(9,060)
Letters of credit	402,243}	450,659	(48,416)
Other guarantees	119,701}	98,682	21,019}
Total	$1,198,288}	$1,275,455	$(77,167)
Total by segment:
CFC	$1,145,703}	$1,233,333	$(87,630)
RTFC	637}	500	137}
NCSC	51,948}	41,622	10,326}
Total	$1,198,288}	$1,275,455	$(77,167)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing.  With the exception of letters of credit, the underlying obligations may not be accelerated due to a payment default by the member so long as we perform under our guarantee.  We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments.  At February 28, 2010 and May 31, 2009, 71 percent and 73 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system's assets and future revenues.

The decrease in total guarantees during the nine months ended February 28, 2010 is primarily due to letters of credit that expired during the period, the early redemption of a $20 million tax-exempt bond guarantee and normal amortization.  At February 28, 2010 and May 31, 2009, we had recorded a guarantee liability totaling $26 million and $30 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members' debt.

The following table summarizes the off-balance sheet obligations at February 28, 2010 and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2010	2011	2012	2013	2014	Years
Guarantees (1)	$1,198,288	$102,746	$346,436	$67,166	$114,388	$39,519	$528,033
(1) On a total of $603 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At February 28, 2010, our unadvanced loan commitments totaled $13,698 million, an increase of $147 million over the $13,551 million unadvanced at May 31, 2009.  These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced.  For most long-term advances of unadvanced commitments, we confirm based on our credit underwriting policy that there have been no material adverse changes in the borrower’s financial statement condition since we approved the loan.

It would be unlikely for members to draw all of their unadvanced commitments in the near term for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans; therefore advances occur over the period of the multi-year work plans;
•
electric cooperatives generate a significant amount of cash from the collection of invoices from their customers, so they usually do not need to draw down on loan commitments for operating cash flows; and

•	unadvanced commitments generally expire within five years of the first advance on a loan.

Approximately $3 billion of long-term commitments are scheduled to expire if not advanced over the next three years.

Our line of credit loans generally contain material adverse change clauses.  The majority of the short-term unadvanced commitments provide working capital liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.  Approximately 61 percent and 59 percent of the unadvanced commitments at February 28, 2010 and May 31, 2009, respectively, were for short-term line of credit loans.

Unadvanced commitments are classified as contingent liabilities.  Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity.  We adopted the new accounting standards for noncontrolling interests on June 1, 2009 and have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q.  The leverage ratio for May 31, 2009 was adjusted accordingly.  Based on this formula, the leverage ratio at February 28, 2010 was 36.36, a decrease from 41.88 at May 31, 2009.  The decrease in the leverage ratio is due to a decrease of $924 million in total liabilities, a decrease of $77 million in guarantees and an increase of $51 million in total equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by the Rural Utilities Service, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt, subordinated certificates and minority interest to calculate adjusted equity.  Due to the recent adoption of new accounting standards on noncontrolling interests, minority interest is reported as equity on the consolidated balance sheets as of February 28, 2010 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest.

At February 28, 2010 and May 31, 2009, the adjusted leverage ratio was 6.44 and 7.11, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation.  The decrease in the adjusted leverage ratio is due to a decrease of $975 million in adjusted liabilities, an increase of $115 million in adjusted equity and a decrease of $77 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.  In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment grade ratings from Moody's Investors Service and Standard & Poor's Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity.  We adopted the new accounting standards for noncontrolling interests on June 1, 2009 and have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q.  The debt to equity ratio for May 31, 2009 was adjusted accordingly.  The debt to equity ratio, based on this formula at February 28, 2010 was 34.26, a decrease from 39.42 at May 31, 2009.  The decrease in the debt to equity ratio is due to the decrease of $924 million in total liabilities and an increase of $51 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by the Rural Utilities Service, subordinated deferrable debt and subordinated certificates from liabilities, uses members' equity rather than total equity and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity.  At February 28, 2010 and May 31, 2009, the adjusted debt to equity ratio was 6.00 and 6.63, respectively.  See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation.  The decrease in the adjusted debt to equity ratio is due to a decrease of $975 million in adjusted liabilities and an increase of $115 million in adjusted equity.

Credit Ratings
Our long- and short-term debt and guarantees are rated by three of the major credit rating agencies registered with the SEC, Moody's Investors Service, Standard & Poor's Corporation and Fitch Ratings.  The following table presents our credit ratings at February 28, 2010.

	Moody's Investors	Standard & Poor's
	Service	Corporation	Fitch Ratings
Direct:
Senior secured debt	A1	A+	A
Senior unsecured debt	A2	A	A-
Subordinated deferrable debt	A3	BBB	BBB
Commercial paper	P1	A1	F2

We provide guarantees of our members’ debt obligations. Generally, the debt we have guaranteed has a rating equal to our senior unsecured debt ratings listed above from each of the three rating agencies.

The ratings listed above are defined by each of the respective rating agencies, are not recommendations to buy, sell or hold securities and can be revised or withdrawn at any time by the rating organizations.

At February 28, 2010 and through the date of this filing, Moody's Investors Service and Fitch Ratings had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook. On July 24, 2009, Fitch Ratings announced downgrades, with a stable outlook, on all of our secured and unsecured debt, which are reflected in the chart above.  On August 24, 2009, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from stable to negative.

On November 24, 2009, Moody’s Investors Service affirmed our ratings and the stable outlook and downgraded our pooled bonds guarantees to correspond to our senior unsecured debt rating of A2.

On March 26, 2010, Fitch Ratings affirmed our long-term ratings and the stable outlook and upgraded our short-term rating to F1 from F2.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity.  At February 28, 2010, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through August 2011.  In analyzing our projected liquidity position, we track the key items identified in the chart below.   The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented.  The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change.  The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at February 28, 2010, as well as our current estimate for the prepayment of long-term loans.  The estimate of the amount and timing of long-term loan prepayments is subject to change.   We assumed a minimum attainable level of member medium-term notes and retail note investments based on our recent historical trend.  We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed rate loan portfolio and to allow our revolving lines of credit to provide 100% backup liquidity for our outstanding commercial paper.  The commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance.  We assumed the issuance or repayment of commercial paper to maintain excess liquidity within a range of $350 million to $450 million.

	Projected Uses of Liquidity				Projected Sources of Liquidity
						Debt-Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium-term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
3Q10										$ 380
4Q10	$ 274	$ -	$ 400	$ 674	$ 375	$ 250	$ -	$ 90	$ 715	421
1Q11	708	-	252	960	525	325	-	90	940	401
2Q11	836	-	220	1,056	260	100	600	90	1,050	395
3Q11	442	-	335	777	420	-	250	90	760	378
4Q11	252	-	200	452	265	-	125	90	480	406
1Q12	167	-	210	377	320	-	-	90	410	439
Totals	$ 2,679	$ -	$ 1,617	$ 4,296	$ 2,165	$ 675	$ 975	$ 540	$ 4,355

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through August 31, 2011.  These estimates will change on a quarterly basis based on many factors.  We currently do not anticipate significant growth in the loan portfolio, thus our liquidity focus will be on refinancing maturing debt.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the Securities and Exchange Commission for the issuance of debt:
•	Unlimited amount of collateral trust bonds until October 2010;
•	Unlimited amount of medium-term notes, member capital securities, and subordinated deferrable debt until November 2011; and
•
Daily liquidity fund until April 2010 for a total of $20 billion with a $3 billion limitation on the aggregate principal amount outstanding at any time.  We plan to file a new registration statement for the daily liquidity fund in April 2010.

In September 2009, we issued $250 million of 2.625 percent collateral trust bonds with a three-year maturity at a spread over comparable treasuries of 125 basis points and $250 million of 3.875 percent collateral trust bonds with a six-year maturity at a spread over comparable treasuries of 158 basis points.  Corporate debt spreads have continued to tighten since that time.  As of February 28, 2010, a total of $398 million of member capital securities had been sold.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets.  We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements.

We also have authorization from our board of directors to issue in the European market up to $1 billion of commercial paper and $4 billion of medium-term notes, as well as $2 billion of medium-term notes in the Australian market.  At February 28, 2010, there was no debt outstanding under our European or Australian programs.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with the Federal Agricultural Mortgage Corporation.  During the nine months ended February 28, 2010, we issued the following debt totaling $625 million to the Federal Agricultural Mortgage Corporation:
•
In June 2009, the remaining $200 million available under our February 2009 note purchase agreement with the Federal Agricultural Mortgage Corporation was advanced in the form of variable-rate five-year notes at a blended spread over three-month LIBOR of 124.1 basis points.

•	In August 2009, we issued a $50 million three-year note at a blended spread over three-month LIBOR of 91 basis points.
•	In August 2009, we also issued a $200 million three-year note at a fixed rate of 2.91 percent and a $175 million five-year note at a fixed rate of 4.06 percent.

When the Federal Agricultural Mortgage Corporation communicates favorable pricing indications and investor interest to us, we may elect to issue all or a portion of the $725 million that remains unadvanced at February 28, 2010 under the May 2009 note purchase agreement with the Federal Agricultural Mortgage Corporation.  In December 2009, we exercised the call option on a $150 million 4.95 percent note with the Federal Agricultural Mortgage Corporation. All of the agreements with the Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit; provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total amount available under each of the agreements.

Member Loan Repayments
Repayments on long-term loans are scheduled to be $1,580 million over the next 12 months.  Scheduled repayments include loan amortization based on current expectations.

Member Loan Interest Payments
During the nine months ended February 28, 2010, interest income on the loan portfolio was $782 million, representing an average yield of 5.25 percent as compared with 5.39 percent for the nine months ended February 28, 2009.  For the past three fiscal years, interest income on the loan portfolio has averaged $1,039 million.  At February 28, 2010, 80 percent of the total loans outstanding had a fixed rate of interest and 20 percent of loans outstanding had a variable rate of interest.  At February 28, 2010, 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of our revolving credit agreements:

(dollar amounts in thousands)	February 28, 2010	May 31, 2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	1,025,000	March 22, 2011	6 basis points
364-day agreement	1,000,000	1,000,000	March 12, 2010	12.5 basis points
Total	$3,016,313	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the initiation of the related agreement.
(2) Amounts as of February 28, 2010 exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing 2012, and $58 million under the five-year facility maturing in 2011.  These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.

At February 28, 2010 and May 31, 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The following represents our required and actual financial ratios under the revolving credit agreements:
		Actual
	Requirement	February 28, 2010	May 31, 2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.15	1.18

Minimum adjusted TIER at fiscal year end (1)	1.05	NA	1.10

Maximum ratio of senior debt to total equity	10.00	6.24	6.90
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks' obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

On March 10, 2010, we replaced the $1,000 million 364-day revolving credit agreement put in place on March 13, 2009 with a new $1,300 million three-year agreement that expires on March 8, 2013.  The facility fee for the new three-year facility is 25 basis points per year.  The facility fee is determined by pricing matrices in the agreement and is payable quarterly.  We have the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 2 percent or the one-month LIBOR rate plus 2 percent, plus an applicable margin to be determined by pricing matrices in the agreement.

We may request letters of credit for up to $100 million under the three-year revolving credit agreement.  We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the three-year revolving credit agreement by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent.  Effective March 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $35 million to a total of $1,335 million.  The total committed credit available under our three current facilities was $3,351 million at March 15, 2010.

Member Investments
At February 28, 2010 and May 31, 2009, members funded 21.9 percent and 20.5 percent, respectively, of total assets.  Below is a table showing the components of our member investments:

	February 28, 2010			May 31, 2009		Increase/
(dollar amounts in thousands)	Amount		% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,310,450}		67%	$1,226,238	67%	$84,212}
Medium-term notes	614,078}		14	723,009	12	(108,931)
Members' subordinated certificates	1,828,461}		100	1,740,054	100	88,407}
Members' equity (3)	631,600}		100	604,316	100	27,284}
Noncontrolling interest (4)	10,850}		100	10,162	100	688}
Total	$4,395,439}			$4,303,779		$91,660}
Percentage of total assets	21.9}	%		20.5%
Percentage of total assets less derivative assets (3)	22.3}			20.9
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $343 million and $291 million related to the daily liquidity fund at February 28, 2010 and May 31, 2009, respectively.
(3) See the Liabilities and Equity section of Financial Condition for a breakout of members' equity.
(4) Represents RTFC and NCSC equity since RTFC and NCSC members are members of the consolidated entity.

Member commercial paper investments have averaged $1,168 million outstanding since January 1, 2007.  Commercial paper issued through dealers and bank bid notes totaled $638 million and represented 3 percent of total debt outstanding at February 28, 2010.  We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during the rest of fiscal year 2010 and fiscal year 2011.  We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans that were previously approved.  At February 28, 2010, we had unadvanced loan commitments totaling $13,698 million.  We do not expect to advance the full amount of the unadvanced commitments.  Unadvanced commitments generally expire within five years of the first advance on a loan and the majority of short-term unadvanced commitments are used as backup liquidity for member operations.  Approximately $3 billion of long-term commitments are scheduled to expire if not advanced over the next three years.  Approximately 61 percent of the outstanding commitments at February 28, 2010 were for short-term or line of credit loans.  We expect to fund long-term loan advances totaling $1,207 million over the next 12 months either from new loans approved to members or from unadvanced commitments.

Interest Expense on Debt
For the nine months ended February 28, 2010, interest expense on debt was $675 million, representing 4.72 percent of the average debt volume.  The interest expense on debt represented 4.81 percent of the average debt volume for the nine months ended February 28, 2009.  For the past three fiscal years, interest expense on debt has averaged $935 million.  At February 28, 2010, a total of 82 percent of outstanding debt had a fixed interest rate and 18 percent had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following February 28, 2010 and thereafter is as follows:
Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2010	$273,792
May 31, 2011	2,255,201
May 31, 2012	2,053,670
May 31, 2013	687,506
May 31, 2014	2,098,101
Thereafter	9,076,246
Total	$16,444,516
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

Patronage Capital Retirements
We have made annual retirements of our allocated patronage capital in 29 of the last 30 years.  In July 2009, the CFC board of directors approved the allocation of $83 million from fiscal year 2009 net earnings to CFC’s members.  CFC made cash payments of $41 million to its members in September 2009 as retirement of 50 percent of allocated net earnings from the prior year as approved by the board of directors.  The remaining portion of allocated net earnings will be retained by CFC for 25 years under new guidelines that started in June 2009.

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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members' equity maturing by year (see table below).  The interest rate risk is deemed minimal on variable-rate loans, since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans.  At February 28, 2010 and May 31, 2009, 20 percent and 27 percent, respectively, of loans carried variable interest rates.

Our funding objective is to manage the matched funding of fixed-rate asset and liability repricing terms within a range of three percent of total assets excluding derivative assets.  At February 28, 2010, we had $15,566 million of fixed-rate assets amortizing or repricing, funded by $12,839 million of fixed-rate liabilities maturing during the next 30 years and $2,144 million of members' equity and members' subordinated certificates, a portion of which does not have a scheduled maturity.  The difference of $583 million, or less than three percent of total assets and total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and equity.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 28, 2010.

Interest Rate Gap Analysis
(Fixed-rate Assets/Liabilities)
As of February 28, 2010

	May 31,	June 1,	June 1,	June 1,	June 1,
	2010	2010 to	2012 to	2014 to	2019 to	Beyond
	or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2012	2014	2019	2029	2029	Total

Assets amortization and repricing	$413	$4,907	$2,964	$3,709	$2,527	$1,046	$15,566

Liabilities and members' equity:
Long-term debt	$63	$4,874	$2,451	$3,946	$673	$832	$12,839
Subordinated certificates	5	72	39	63	1,208	279	1,666
Members' equity (1)	-	-	-	15	206	257	478
Total liabilities and members' equity	$68	$4,946	$2,490	$4,024	$2,087	$1,368	$14,983

Gap (2)	$345	$(39)	$474	$(315)	$440	$(322)	$583
Cumulative gap	345	306	780	465	905	583
Cumulative gap as a % of total assets	1.72%	1.52%	3.88%	2.31%	4.50%	2.90%
Cumulative gap as a % of adjusted total assets (3)	1.75	1.55	3.95	2.36	4.59	2.95
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

At February 28, 2010, we are funding $583 million of fixed-rate loans with lower cost variable-rate debt, specifically commercial paper, and therefore earning a higher margin on those assets.  We fund these fixed-rate loans with short-term debt, primarily commercial paper, until we have enough for an efficient entrance into the capital markets with a fixed-rate bond.  We also have the option to issue pay fixed/receive variable interest rate exchange agreements.  Our current position of funding fixed-rate loans with short-term debt presents a higher liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through the term of the fixed rate selected by the borrower.  Factors that mitigate this risk include our maintenance of back up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments received on an annual basis.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments.  We use interest rate, cross currency and cross currency interest rate swaps to manage our interest rate and foreign currency risk.  These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy.  We enter into interest rate swaps only with counterparties that participate in our revolving credit agreements.  We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future.  At February 28, 2010 and May 31, 2009, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we have entered into derivative instruments.  To mitigate this risk, we only enter into these agreements with financial institutions with investment grade ratings.  At February 28, 2010 and May 31, 2009, we were a party to derivative instruments with notional amounts totaling $11,178 million and $11,830 million, respectively.  At February 28, 2010 and May 31, 2009, the highest concentration of total notional exposure to any one counterparty was 12 percent and 11 percent, respectively, of total derivative instruments.  At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements.  In addition, the derivative instruments executed per counterparty is based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment, and credit ratings.  At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor's Corporation and Aaa to Baal as assigned by Moody’s Investor Service.  Based on the fair market value of our derivative instruments at February 28, 2010, there were nine counterparties that would be required to make a payment to us totaling $60 million if all of our derivative instruments were terminated on that day.  The largest amount owed to us by a single counterparty was $15 million, or 25 percent of the total exposure to us at February 28, 2010.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers.  Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At February 28, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody's Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.  In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements.  See table on page 51 for CFC's senior unsecured credit ratings and ratings outlook as of February 28, 2010.

(dollar amounts in thousands)	Notional	Required Company	Amount Company	Net
Rating Level:	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,368,450}	$(593)	$9,914}	$9,321}
fall below Baa1/BBB+ (1)	6,725,437}	(88,322)	24,274}	(64,048)
Total	$8,093,887}	$(88,915)	$34,188}	$(54,727)

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

In addition to the rating triggers listed above, at February 28, 2010, we had a total notional amount of $845 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $24 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody's Investors Service were to fall below Baa2 or if the rating from Standard & Poor's Corporation were to fall below BBB.

The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2010 was $110 million.

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

At February 28, 2010, we had $1,987 million of commercial paper, daily liquidity fund, and bank bid notes scheduled to mature during the next 12 months.  Based on past history, we expect to continue to maintain member investments in commercial paper at approximately the current level of $967 million at February 28, 2010.  We expect that we have the market access to increase dealer commercial paper and bank bid notes from the balance at February 28, 2010 of $0.6 million to approximately $1,500 million to $2,000 million, if required, while limiting the balance to 15 percent or less of total debt outstanding.  At February 28, 2010, 15 percent of total debt outstanding was $2.8 million.

Dealer and member commercial paper is also limited to the amount of our available lines of credit that provide 100 percent backup liquidity.  At February 28, 2010, we had $3,016 million in available lines of credit with financial institutions.  Subsequent to the end of the quarter, we increased the total of our revolving credit agreements to $3,351 million at March 15, 2010.  We expect to be in compliance with the covenants under our revolving credit agreements, therefore we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At February 28, 2010, we had long-term debt maturing in the next 12 months totaling $2,263 million.  In addition to our access to the dealer and member commercial paper markets as discussed above, our ability to refinance our long-term obligations is supported by the following:

•
Based on past history, we expect to maintain the ability to roll over our medium-term notes sold through dealers (including retail notes) of $689 million and medium-term notes sold to members of $469 million if we need this funding in the future.

•
We experienced a significant increase in demand for our retail notes since February 28, 2009 and expect that we should be able to access the retail note market at least at the current level, if required.  The total balance of retail notes outstanding has increased $458 million over the past 12 months to $1,085 million at February 28, 2010.

•	We expect to maintain the ability to obtain funding through the capital markets, as indicated by our $500 million issuance of collateral trust bonds in September 2009.
•
We had $725 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation at February 28, 2010, subject to market conditions.   Secured notes payable to the Federal Agricultural Mortgage Corporation of $188 million scheduled to mature in the next 12 months were issued under these revolving credit facilities with the Federal Agricultural Mortgage Corporation and allow us to borrow, repay and re-borrow funds as market conditions permit.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although we expect loans outstanding to decrease slightly during the rest of fiscal year 2010.  We will face liquidity risk in the renewal of our $967 million five-year revolving credit agreement maturing in March 2011 if we are unable to renew at current commitment levels, which would reduce the amount of commercial paper funding we could obtain in the future.

At February 28, 2010, we were the guarantor and liquidity provider for $603 million of tax-exempt bonds issued for our member cooperatives.  During the nine months ended February 28, 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

At February 28, 2010, we expect that our $380 million of cash on hand and our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

For additional information about the risks related to our business, see Part II, Item 1A. Risk Factors in this Form 10-Q.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income, income prior to income taxes and net income and these financial measures adjusted to exclude the effect of derivatives for the three and nine months ended February 28, 2010 and February 28, 2009.  Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K/A for the year ended May 31, 2009 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

Due to the adoption of new accounting standards for noncontrolling interests on June 1, 2009, minority interest net income is included in total net income on the consolidated statement of operations for the three and nine months ended February 28, 2010 and 2009.  As a result, it is not necessary to adjust net income to include minority interest net income as it was in prior periods.  As required, we reflected changes in the presentation and disclosure of noncontrolling interest in our consolidated financial statements, including the adjusted net income and adjusted TIER calculations, for all periods presented, including the three and nine months ended February 28, 2009.

	Three months ended		Nine months ended
	February 28,		February 28,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest expense	$(221,898)	$(239,744)	$(691,504)	$(694,080)
Derivative cash settlements	(5,636)	104,012	(19,836)	116,946
Adjusted interest expense	$(227,534)	$(135,732)	$(711,340)	$(577,134)

Net interest income	$34,621}	$28,709	$99,391}	$104,236
Derivative cash settlements	(5,636)	104,012	(19,836)	116,946
Adjusted net interest income	$28,985}	$132,721	$79,555}	$221,182

Income (loss) prior to income taxes	$56,398}	$75,263	$94,441}	$(150,022)
Derivative forward value	(28,207)	53,046	(24,935)	203,457
Adjusted income prior to income taxes	$28,191}	$128,309	$69,506}	$53,435

Net income (loss) prior to cumulative effect of change in
accounting principle	$54,933}	$75,080	$93,785}	$(143,045)
Derivative forward value	(28,207)	53,046	(24,935)	203,457
Adjusted net income	$26,726}	$128,126	$68,850}	$60,412

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	Three months ended		Nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
TIER (1)	1.25}	1.31	1.14}	-
Adjusted TIER (1)	1.12}	1.94	1.10}	1.10
(1) For the nine months ended February 28, 2009, we reported a net loss of $143 million, therefore the TIER for this period results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt to Equity
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt to equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by the Rural Utilities Service from total liabilities, to subtract from total liabilities, and add to total equity, debt with equity characteristics and to include minority interest as equity. Due to the adoption of new accounting standards for noncontrolling interests on June 1, 2009, minority interest is reported as equity on the consolidated balance sheets as of February 28, 2010 and May 31, 2009.  As a result, it is not necessary to adjust equity to include minority interest in the leverage and debt to equity ratio as it was in prior periods.   As required, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-Q including the leverage and debt to equity ratios at May 31, 2009.

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

(dollar amounts in thousands)	February 28, 2010	May 31, 2009
Liabilities	$19,539,238}	$20,463,605
Less:
Derivative liabilities	(461,030)	(493,002)
Debt used to fund loans guaranteed by RUS	(238,423)	(243,997)
Subordinated deferrable debt	(311,440)	(311,440)
Subordinated certificates	(1,828,461)	(1,740,054)
Adjusted liabilities	$16,699,884}	$17,675,112
Total equity	$570,316}	$519,100
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	103,493}	(44,056)
Year-to-date derivative forward value loss	(24,935)	147,549
Accumulated other comprehensive income (1)	(7,644)	(8,115)
Plus:
Subordinated certificates	1,828,461}	1,740,054
Subordinated deferrable debt	311,440}	311,440
Adjusted equity	$2,781,131}	$2,665,972

Guarantees	$1,198,288}	$1,275,455
(1) Represents the accumulated other comprehensive income related to derivatives.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations.

	February 28, 2010	May 31, 2009
Leverage ratio	36.36}	41.88
Adjusted leverage ratio	6.44}	7.11

Debt to equity ratio	34.26}	39.42
Adjusted debt to equity ratio	6.00}	6.63

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 55.

Item 4T.                Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act").  At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Refer to Part I, Item 1A. Risk Factors in our Form 10-K/A for the year ended May 31, 2009 for information regarding factors that could affect our results of operations, financial condition and liquidity.  There have been no material changes to our risk factors described in our Form 10-K/A for the year ended May 31, 2009.

Item 6.	Exhibits

4.5	–	Revolving Credit Agreement dated as of March 10, 2010 for $1,300 million expiring on March 8, 2013.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 14, 2010