Form 10-K
period 2010-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2010-08-30
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010

OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From          To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

2201 COOPERATIVE WAY, HERNDON, VA 20171
(Address of principal executive offices)
(Registrant’s telephone number, including area code, is 703-709-6700)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which registered	Title of each class	which registered
7.20% Collateral Trust Bonds, due 2015	NYSE	6.75% Subordinated Notes, due 2043	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE	6.10% Subordinated Notes, due 2044	NYSE
7.35% Collateral Trust Bonds, due 2026	NYSE	5.95% Subordinated Notes, due 2045	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, net income growth, leverage and debt to equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, lending competition, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, changes in our ability to access external financing, valuations of collateral supporting impaired loans, non-performance of counterparties to our derivative agreements and other economic and governmental factors affecting our operations. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information in this section should be read with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists solely of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC has no publicly-held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately-held debt securities and member investments. CFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. As described under Allocation and Retirement of Patronage Capital on page 23, CFC allocates its net earnings, which consist of net income excluding certain non-cash accounting effects, annually to a cooperative educational fund, a members’ capital reserve and to members based on each member’s patronage of its loan programs during the year.

For financial statement purposes, CFC’s results of operations and financial condition are consolidated with and include Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”). Unless stated otherwise, references to “we,” “our,” or “us” relate to the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions. The operations for CFC, RTFC and NCSC are reported as separate segments. See Note 16, Segment Information, to the consolidated financial statements for further information related to the amount of revenues, net profit or loss and total assets for each of our segments.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available, free of charge, at www.nrucfc.coop (under the link “Investor Relations/Financial Reporting”) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available free of charge on the SEC website at www.sec.gov. Information posted on our website is not incorporated by reference into this Form 10-K.

RTFC is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. CFC is the sole lender to and manages the lending activities of RTFC through a long-term management agreement. Under a guarantee agreement, RTFC pays CFC a fee, and in exchange, CFC reimburses RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced net earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by, or provide substantial benefit to Class A, B and C members of CFC (see page 15 for a description of member classes). NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee, and in exchange, CFC reimburses NCSC for loan losses. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable cooperative, which to date, has not allocated its patronage sourced net earnings to members, thus NCSC pays income tax on the full amount of its net income.

Our Business Development

Our business strategy and policies are set by our Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors. Over the past five years, we have undertaken the following initiatives as a result of the strategic planning of our Board of Directors:  (i) focus on electric lending while strategically decreasing telecommunications exposures, (ii) enhance credit risk management, (iii) obtain and diversify sources of funding to meet our capital needs (iv) enhance market risk management and (v) increase and retain for longer periods equity investments by our members.

Focus on Electric Lending
We focused on lending to our electric systems while strategically decreasing our telecommunications exposure through RTFC. CFC’s primary focus is lending to its core distribution and power supply members that represent 89 percent of the outstanding loan portfolio at May 31, 2010. RTFC’s core client base is small and medium-sized, locally-owned and operated telecommunications providers. RTFC provides the majority of its loans for local exchange carrier infrastructure. In response to the fast pace of technological change, to increasing competition among telecommunication providers and to potential changes to laws, regulations and the Universal Service Fund, over the course of the last five years RTFC shortened tenors and became more selective as to the companies it finances. An adequate supply of federal financing has been, and continues to be, available to the rural telecommunications industry through RUS and the Department of Commerce. Because of mergers and consolidations throughout the telecommunications industry in recent years and borrowers’ refinancing opportunities in the capital markets, RTFC exited several transactions. As a result, RTFC’s portfolio decreased by 44 percent over the last five years and is 69 percent below its peak fiscal year-end level of $5,325 million reached at May 31, 2001.

Enhance Credit Risk Management
We believe our staff has consistently maintained a strong understanding of the credit quality of our members and the rural electric and telecommunications industry. In fiscal year 2002, we took steps to enhance and formalize our monitoring of credit quality through the establishment of a Credit Risk Management group. In conjunction with establishing credit policies and overseeing our internal risk rating system, the Credit Risk Management group facilitates the activities of our internal credit review process and our internal multi-department Corporate Credit Committee. This committee performs a vital role in maintaining a balance between the credit needs of our members and the requirements for sound credit quality of our loan and guarantee portfolio. The Corporate Credit Committee monitors lending policies and practices and reviews extensions of credits requiring special attention. The Corporate Credit Committee also monitors selected rating changes, analyzes rating integrity, and works to improve our internal risk rating system. As part of our financing credit culture, we imposed additional requirements on single obligors and increased our participation in loan syndications to effectively manage portfolio risk related to credit concentrations. Our internal risk rating system and credit extension practices are reviewed each year by external consultants who evaluate the integrity of specific risk ratings and provide recommendations to management and the Board of Directors.

Obtain Diverse Funding Sources
We continued to pursue diverse sources of funding other than the capital markets. In addition to debt security offerings of collateral trust bonds, medium-term notes and the sale of commercial paper, we utilized funding available under the Guaranteed Underwriter program of the U.S. Department of Agriculture, as well as note purchase agreements and whole loan sale programs with the Federal Agricultural Mortgage Corporation to meet our capital needs. In June 2005, we entered into the first of three bond purchase agreements under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. The guarantee fees paid to the government by CFC in connection with these borrowings are used to fund economic development programs in the rural areas served by electric cooperatives. Beginning in December 2008, we entered into four note purchase agreements with the Federal Agricultural Mortgage Corporation. The note purchase agreements allow us to borrow, repay and re-borrow funds up to amounts specified in the agreements at any time or from time to time as market conditions permit. We may select a fixed rate or a variable rate at the time of each advance. We also developed a program to sell member systems’ distribution and power supply loans to the Federal Agricultural Mortgage Corporation as an additional form of liquidity. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information regarding our funding sources.

Enhance Market Risk Management
In fiscal year 2009, we took steps to enhance and formalize the monitoring of our funding activities through the creation of an Asset Liability Committee. Our Asset Liability Committee monitors our management of interest rate, credit and liquidity risks to ensure consistent access to funding that is in alignment with our strategic plan. The committee ensures adequate liquidity while managing the relationship of our assets to our liabilities and, as a result, our spread between interest income and interest expense. Functional responsibilities of this committee include reviewing pricing and other funding decisions, investment decisions and trends in funding alternatives and risk exposure. Performance results and budget deviations are also reviewed. If necessary, the organization’s asset-liability strategy is reviewed for modification to react to the current market environment. At least quarterly, the Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Market Risk for additional information regarding our market risk management.

Increase Member Investments and Equity Retention
We developed a corporate initiative to increase the investments of our members and our equity retention. The two primary components of this initiative are: (1) our offering of member capital securities, a 35-year unsecured and subordinate voluntary debt investment, to our members beginning in November 2008 and (2) our adjustment of CFC’s patronage capital retirement practices in June 2009.

Member capital securities are unsecured obligations and are subordinate to all of our existing and future senior indebtedness and all of our existing and future subordinated indebtedness that may be held by or transferred to non-members, but rank on a parity to all other member subordinated certificates. Member capital securities mature 35 years from the date of issuance. Member capital securities are callable at par by CFC starting five years from the date of issuance and anytime thereafter. At May 31, 2010, $398 million of member capital securities were issued and outstanding.

In June 2009, CFC revised its guidelines related to the timing and amount of CFC’s patronage capital retirements in order to further strengthen its equity position. At the end of each fiscal year, CFC’s Board of Directors allocates its net earnings to members in the form of patronage capital and to board-approved reserves. CFC bases the amount of net earnings allocated to each member on the members’ patronage of CFC’s lending programs during the year. CFC’s Board of Directors historically votes to retire a portion of the prior year’s patronage capital allocation. Under the current guidelines, CFC retires 50 percent of its prior year’s allocated net earnings and holds the remaining 50 percent for 25 years. CFC’s practice prior to June 2009 was to retire 70 percent of its prior year’s allocated net earnings and hold the remaining 30 percent for 15 years. CFC’s Board of Directors has the authority to change the patronage capital retirement amount and timing of payout at its discretion. While District of Columbia cooperative law requires cooperatives to allocate net earnings to certain reserves and to their patrons, there is no requirement to retire patronage capital.

Our Loan Programs

CFC lends to its members and associates; RTFC lends to its members, organizations affiliated with its members and its associates; and NCSC lends to members of CFC and entities that are owned, controlled or operated by or provide substantial benefit to Class A, B and C members of CFC. The loans of CFC, RTFC and NCSC generally provide that an event of default has occurred if there is any material adverse change in the business or condition, financial or otherwise, of the borrower. Our loan standards are generally comparable to those of RUS, and most members significantly exceed the financial tests set by both RUS and CFC.

CFC Loan Programs
Long-Term Loans
CFC’s long-term loans generally have the following characteristics:
•	terms of up to 35 years on a senior secured basis;
•	amortizing or bullet maturity loans with serial payment structures;
•	the property plant and equipment financed by and securing the long term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods of one to 35 years or a variable rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

Members may select a fixed or a variable interest rate at the time of each advance on long-term loan facilities. When selecting a fixed rate, the member has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. Electric long-term fixed rates are set daily for new loan advances and loans that reprice. The long-term variable rate is set on the first day of each month. The fixed rate on each loan is determined on the day the loan is advanced or repriced based on the term selected.

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. Similarly, power supply systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.0 or greater. CFC may make long-term loans to distribution and power supply systems, on a case-by-case basis, that do not meet these general criteria.

Short-Term Loans
Short-term loans are generally unsecured lines of credit. Line of credit loans are generally advanced at variable interest rates. These variable interest rates may be set on the first day of each month or mid-month. The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period. Line of credit loans are also made available when a member either receives RUS approval to obtain interim financing or submits a loan application that is pending approval from RUS (sometimes referred to as “bridge loans”). Advances under these interim facilities must be repaid with advances from RUS long-term loans.

Short-Term Syndicated Loans
A syndicated loan is typically a large financing offered by a group of lenders who work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to several years. Syndicated financing is arranged for members on a case-by-case basis. CFC may act as lead lender, arranger and administrative agent for the syndicated facilities. CFC will make its best efforts to syndicate the loan requirements of members in good standing. The success of such efforts will depend on the financial position and credit quality of the member as well as market conditions.

RTFC Loan Programs
At May 31, 2010 and 2009, 88 percent of RTFC loans were outstanding to rural local exchange carriers. Most of these rural local exchange carriers evolved from solely being voice service providers to being providers of voice, data and, oftentimes, video and wireless services. Rural local exchange carriers are generally characterized by the low population density of their service territories. Services are generally delivered over networks that include fiber optic cable and digital switching. There is generally a significant barrier to competitive entry.

The businesses to which the remaining RTFC loans have been made support the operations of the rural local exchange carriers and are owned, operated or controlled by rural local exchange carriers. Many such loans are supported by payment guarantees from the sponsoring rural local exchange carriers.

Long-Term Loans
RTFC makes long-term loans to rural telecommunications companies and their affiliates for the acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes.

RTFC’s long-term loans generally have the following characteristics:
•	terms not exceeding 10 years on a senior secured or senior unsecured basis;
•	the property plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods from one year to the final loan maturity or a variable interest rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected. The long-term variable rate is set on the first day of each month.

To borrow from RTFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio and an annual times interest earned ratio (“TIER”) of 1.25 and 1.50, respectively. To borrow from RTFC, a cable television system, fiber optic network or wireless telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio of 1.25.

Short-Term Loans
Short-term loans are generally unsecured lines of credit. These line of credit loans are designed primarily to assist borrowers with liquidity and cash management. RTFC provides line of credit loans to telecommunications systems for periods generally not to exceed five years. These line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for five consecutive business days at least once during each 12-month period.

Interim financing line of credit loans are also made available to telecommunications systems when a member either receives RUS approval to obtain interim financing or when a loan application is pending approval from RUS. These loans are for terms up to 24 months, and the borrower must repay the RTFC loans with advances from the RUS long-term loans.

NCSC Loan Programs
NCSC makes long-term and short-term loans to members of CFC and entities that are owned, controlled or operated by or provide substantial benefit to Class A, B and C members of CFC, some of which may be NCSC members. Membership in NCSC is limited to organizations that are Class A members of CFC, or eligible for such membership, and CFC. The loans to the affiliated organizations may provide a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

Long-Term Loans
NCSC’s long-term loans generally have the following characteristics:
•	terms of up to 35 years on a senior secured or unsecured basis;
•	amortizing or bullet maturity loans with serial payment structures;
•	the property plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods of one to 35 years or a variable rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

NCSC allows members to select a fixed interest rate or a variable interest at the time of each advance on long-term loan facilities. When selecting a fixed rate the member has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. NCSC sets long-term fixed rates daily for new loan advances and loans that reprice. The long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the term selected.

Short-Term Loans
Short-term loans may be provided on a secured or unsecured basis. Line of credit loans are generally advanced at variable interest rates. These variable interest rates may be set on the first day of each month or mid-month. The principal amount of line of credit loans with maturities of greater than one year generally must be paid down to a zero outstanding principal balance for five consecutive days during each 12-month period.

Interest Rates on Loans
As a member-owned cooperative finance company, we are a cost-based lender. Our interest rates are set primarily based on our cost of funding, general and administrative expenses, loan loss provision and a reasonable level of earnings. Various standardized discounts reduce the stated interest rates for Class A and Class B borrowers meeting certain criteria related to business type, performance, volume and whether they borrow only from us.

The table below shows the weighted-average loans outstanding to borrowers and the weighted-average interest rate earned by loan type and by segment during fiscal years ended May 31:

	2010		2009
	Weighted- average	Weighted- average	Weighted- average	Weighted- average
	loans outstanding	interest rate	loans outstanding	interest rate
(dollar amounts in thousands)
Total by loan type: (1)
Long-term fixed-rate loans	$15,240,370	5.81%	$14,710,754	5.93%
Long-term variable-rate loans	1,577,217	4.78	1,654,355	5.34
Loans guaranteed by RUS	240,328	4.98	246,789	5.09
Short-term loans	1,660,102	3.40	2,034,736	4.05
Non-performing loans	523,813	-	495,014	-
Restructured loans	521,570	0.61	556,892	0.63
Total loans	$19,763,400	5.22	$19,698,540	5.38

Total by segment:
CFC (2)	$17,681,663	5.29%	$17,579,888	5.43%
RTFC (3)	1,718,100	4.21	1,693,123	4.50
NCSC	363,637	6.61	425,529	6.59
Total	$19,763,400	5.22	$19,698,540	5.38
(1) Loans are classified as long-term or short-term based on their original maturity.
(2) Includes $475 million and $504 million of restructured loans on non-accrual status during the years ended May 31, 2010 and 2009, respectively.
(3) Includes $524 million and $495 million of non-performing loans on non-accrual status during the years ended May 31, 2010 and 2009, respectively.

Credit Policies, Process and Monitoring
CFC’s Board of Directors approves loan policies and established a loan committee of the Board that is comprised of no fewer than 10 directors. The loan committee of the Board is authorized to approve loans based on levels of credit exposure and risk ratings set forth in loan policies. In addition, the loan committee of the Board approves all exceptions to credit limitations and approves financing arrangements involving credits to entities where a CFC director is either a director or officer of a member. CFC’s Board of Directors delegates certain loan approval authority to management. The decision to write off all or a portion of any loan is reserved for the full Board of Directors. CFC’s Credit Risk Management group is responsible for the administration of CFC’s internal risk rating system, and, along with an internal multi-department Corporate Credit Committee, monitors lending policies and practices. The Credit Risk Management group, on an ongoing basis, and the Corporate Credit Committee, on a quarterly basis, monitor all past due, non-accrual and restructured facilities that are not performing under their original terms. The Credit Risk Management group prepares reports on such matters to the CFC Board of Directors.

The Boards of Directors for RTFC and NCSC set the lending policies for those companies. Under the terms of the credit agreements between RTFC and NCSC, respectively, and CFC, any changes to RTFC or NCSC lending criteria or approval processes are subject to approval by CFC. CFC's lending staff, Credit Risk Management group and Corporate Credit Committee provide the same credit approval and monitoring functions for RTFC and NCSC as they do for CFC as part of CFC’s management agreements with RTFC and NCSC.

Credit Process
All loans are underwritten by CFC lending staff. Distribution loans generally have standard terms and conditions while generation and transmission loans and loans to associates may be more customized. All loans are approved according to an internal credit approval matrix, with approval authority escalating based on size and risk from lending staff and management, to the Corporate Credit Committee, and to CFC’s Board of Directors if required by Board policy.

Monitoring Process
Annually, members submit to us standard industry financial and statistical reports and covenant compliance certificates, and borrowers are required to provide us with audited financial statements. Risk ratings are updated annually or more often if there are credit events. The Corporate Credit Committee reviews extensions of credits requiring special attention. The credit process is audited annually by internal audit staff. In addition, an independent third party performs an annual credit review of a majority of loans in the portfolio, reviews the accuracy of our internal risk rating system, monitors credit extension practices and reports to management. The results of the audit and independent credit review are communicated to CFC’s Board of Directors along with any recommendations for improvement.

Loan Portfolio Performance
At May 31, 2010, there were two borrowers not current with regard to their required loan payments. Our members provide essential services and are insulated to some extent from the problems other companies may experience with regard to collection of amounts due during periods of recession. As a result, the difficult economic conditions experienced in recent years have not resulted in a significant rise in delinquencies or defaults in our members’ receivables. For calendar year 2009, our member systems did not report a significant increase in late payments of utility bills from their member rate-payers or write-offs. Since the start of the financial crisis in September 2008, only one borrower has gone into payment default.

During the three-year period ended May 31, 2010, only five borrowers were in default of loan payments, four of which were telecommunications borrowers. During the past three years, we wrote off $23 million related to three of the four telecommunications borrowers, including $17 million for the largest borrower during fiscal year 2008 and two smaller write-offs totaling $6 million in fiscal year 2009. There were no loan write-offs in fiscal year 2010. The remaining two borrowers had a combined loan balance outstanding of $561 million classified as non-performing loans at May 31, 2010. Non-performing loans totaling $536 million were outstanding to Innovative Communication Corporation (“ICC”) at May 31, 2010. ICC has not made payments to us since 2005, and we expect to acquire its assets during fiscal year 2011 as a result of bankruptcy proceedings. Non-performing loans to the other borrower totaling $25 million at May 31, 2010 were put on non-accrual status in May 2010 and the default is still in the process of being resolved. We had no other loans for which payments were more than 30 days delinquent at May 31, 2010. All loans classified as restructured are making payments as scheduled by the restructured agreements. See Note 15, Restructured/Non-performing Loans and Contingencies, for additional information on our restructured and non-performing loans.

Our total loans outstanding increased by $1,210 million over the last three years ended May 31, 2010. The total loans outstanding increased by $899 million and $1,161 million during fiscal years 2008 and 2009, respectively, and decreased by $850 million during fiscal year 2010. The $850 million decrease in fiscal year 2010 was due to a $776 million decrease in electric loans, an $8 million decrease in RTFC loans and a $66 million decrease in NCSC loans. The primary reasons for the decline to the electric loan portfolio were the approximately $460 million of repayments from power supply bridge loans with loan funds from RUS as anticipated, the general decline in construction of distribution infrastructure due to the economic downturn, the lower use of lines of credit from distribution members and the sale of $107 million in existing distribution loans to the Federal Agricultural Mortgage Corporation during the period. We currently anticipate our electric loan portfolio to decrease slightly over the next 12 months as a result of continued loan sales. Due to the expected acquisition of telecommunication assets of ICC as foreclosed assets, planned prepayments by telecommunications borrowers, increased availability of government financing for rural broadband and our strategic focus on electric lending, we expect a significant decrease to our telecommunications loan portfolio in fiscal year 2011.

Since we are limited to doing business with our members and associates, the growth in our loan portfolio is dependent on our members’ need for capital funding and the options available to them to obtain such funding. Thus, it is very difficult to predict, with any certainty, the amount of new loan advances that will occur over the next 12 to 18 months. This is especially true with the balance of line of credit loans which are used by our members to manage liquidity or for interim financing in anticipation of obtaining long-term RUS loans. Oftentimes these interim financing lines of credit carry relatively large balances.

Credit Concentration
Total loans outstanding by state or U.S. territory based on the location of the system’s headquarters are summarized below at May 31:

(dollar amounts in thousands)
State/Territory	2010	2009	2008	State/Territory	2010	2009	2008
Alabama	$400,037	$430,065	$414,961	Montana	$128,037	$128,563	$133,655
Alaska	350,522	340,861	371,768	Nebraska	13,420	13,844	18,756
American Samoa	470	489	769	Nevada	158,137	171,754	155,625
Arizona	239,186	246,171	206,558	New Hampshire	120,968	132,741	143,417
Arkansas	558,493	615,429	522,018	New Jersey	18,090	18,806	17,747
California	27,588	37,270	25,968	New Mexico	27,791	32,254	36,636
Colorado	937,982	944,938	942,179	New York	16,560	14,523	19,735
Connecticut	200,000	200,000	200,000	North Carolina	392,872	468,240	487,249
Delaware	27,223	36,253	37,950	North Dakota	113,668	68,758	69,120
District of Columbia	9,069	9,298	9,514	Ohio	367,607	444,565	455,491
Florida	586,228	651,564	677,365	Oklahoma	520,302	500,189	483,623
Georgia	1,473,464	1,584,178	1,567,108	Oregon	300,871	303,926	303,166
Hawaii	9,229	6,443	6,804	Pennsylvania	379,504	375,549	357,337
Idaho	154,996	158,013	157,703	South Carolina	435,156	464,125	484,733
Illinois	728,541	661,632	600,571	South Dakota	153,815	142,582	147,916
Indiana	637,271	839,473	530,008	Tennessee	68,158	76,553	107,575
Iowa	557,553	493,722	465,056	Texas	3,114,889	3,332,283	3,044,117
Kansas	822,599	801,389	878,630	Utah	569,537	561,050	570,971
Kentucky	285,166	472,693	363,720	Vermont	66,049	79,131	74,957
Louisiana	334,339	388,490	333,984	Virgin Islands	536,026	523,758	491,706
Maine	11,416	4,093	4,566	Virginia	357,377	201,798	235,916
Maryland	223,779	216,468	224,754	Washington	182,471	161,099	122,674
Michigan	218,037	279,490	265,116	West Virginia	2,921	2,341	6,109
Minnesota	785,774	792,863	655,576	Wisconsin	418,361	418,898	384,748
Mississippi	400,138	422,625	395,423	Wyoming	115,759	121,011	133,087
Missouri	780,959	795,956	682,860	Total	$19,338,405	$20,188,207	$19,026,995

The service territories of our electric and telecommunications members and associates are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our members provide essential electric and telecommunications services to customers in rural areas covering approximately 70 percent of the land mass of the contiguous United States. Each system is separate from other systems and there is significant variance in the size of each system, thus each system’s capital requirements vary significantly. At May 31, 2010, 2009 and 2008, loans outstanding to any one borrower did not exceed 2.7 percent, 2.6 percent and 2.8 percent, respectively, of total loans outstanding. At May 31, 2010, 2009 and 2008, the top 10 borrowers held approximately 18 percent of total loans outstanding.

At May 31, 2010, 2009 and 2008, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 16 percent, 17 percent and 16 percent, respectively, of total loans outstanding. No other state had a loan concentration exceeding 8 percent at May 31, 2010 and 2009 and 9 percent at May 31, 2008. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared to other states at May 31, 2010:
•	Texas has the largest number of total borrowers compared to other states (see table on page 15); and
•	Texas has the largest number of power supply systems (10 of our 68 power supply systems), which require significantly more capital than distribution systems and telecommunications systems.

CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to the borrower based on an assessment of the borrower’s risk profile, the type of facility and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements to minimize credit concentrations.

Total exposure, as defined by the policies, generally includes the following:
•	loans outstanding, excluding loans guaranteed by RUS;
•	our guarantees of the borrower’s obligations;
•	unadvanced loan commitments;
•	borrower guarantees to us of another borrower’s debt; and
•	any other indebtedness with us, unless guaranteed by the U.S. government.

The calculation of total exposure includes facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or eventually cancelled.

Unadvanced Commitments
At May 31, 2010, 2009 and 2008, we had the following amount of unadvanced commitments on loans to our members.

(dollar amounts in thousands)	2010	% of Total	2009	% of Total	2008	% of Total
Long-term	$5,154,990	36%	$5,609,977	41%	$5,976,032	44%
Short-term	9,039,448	64	7,941,146	59	7,597,712	56
Total	$14,194,438	100%	$13,551,123	100%	$13,573,744	100%

CFC	$13,248,732	93%	$12,804,021	95%	$12,698,199	94%
RTFC	441,719	3	457,022	3	562,389	4
NCSC	503,987	4	290,080	2	313,156	2
Total	$14,194,438	100%	$13,551,123	100%	$13,573,744	100%

Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn, and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;
•	electric cooperatives generate a significant amount of cash from the collection of invoices from their customers, so they usually do not need to draw down on loan commitments for operating cash flows;
•	we generally do not charge our members a fee on the amount of the unadvanced commitment;
•	long-term unadvanced commitments generally expire within five years of the first advance on a loan; and
•	the majority of the short-term unadvanced commitments provide backup liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. Generally, a borrower may convert its long-term loan from a fixed rate to another fixed rate or to a variable rate at any time in exchange for a fee plus a make-whole premium, if applicable, based on current loan policies.

Prepayment of Loans
Generally, borrowers may prepay long-term fixed-rate loans at any time, subject to a prepayment fee and a make-whole premium, if applicable. Long-term variable-rate loans may be prepaid at any time, subject to a prepayment fee, unless specifically waived in the loan agreement. Line of credit loans may be prepaid at any time without a fee, unless the interest rate on the loan is fixed or based on a LIBOR index.

Loan Security
Long-term loans are typically senior secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower, though utility mortgages are subject to standard liens such as those related to taxes, worker’s compensation awards, mechanics’ and similar liens, rights-of-way, governmental rights and judgment liens. We are able to obtain liens on parity with liens for the benefit of RUS even where the RUS loan was made earlier in time than ours because RUS’s form of mortgage expressly provides for other lenders such as us to have parity where the borrower satisfies certain conditions or obtains a written lien accommodation from RUS. When we make loans to borrowers that have existing loans from RUS, we generally require those borrowers either to obtain such a lien accommodation or to satisfy the conditions necessary for our loan to be secured on parity under the mortgage with the loan from RUS.

Our short-term loans are generally unsecured lines of credit. Short-term loans are generally to provide a source of working capital, and thus it is market practice that short-term loans are not secured.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment at May 31:

(dollar amounts in thousands)	2010				2009
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,799,859}	96%	$613,128}	4%	$14,044,469	96%	$557,896	4%
Long-term variable-rate loans	1,994,664}	95	94,165}	5	2,835,451	87	408,265	13
Loans guaranteed by RUS	237,356}	100	-}	-	243,997	100	-	-
Short-term loans	265,427}	17	1,333,806}	83	233,179	11	1,864,950	89
Total loans	$17,297,306}	89	$2,041,099}	11	$17,357,096	86	$2,831,111	14

Total by segment:
CFC	$15,585,788}	90%	$1,729,241}	10%	$15,562,761	86%	$2,528,572	14%
RTFC	1,429,982}	86	241,911}	14	1,443,395	86	236,759	14
NCSC	281,536}	80	69,947}	20	350,940	84	65,780	16
Total loans	$17,297,306}	89	$2,041,099}	11	$17,357,096	86	$2,831,111	14

Guarantee Programs

When we guarantee debt obligations for our members, we use the same credit policies and monitoring procedures for guarantees as for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system. The following table provides a breakout of guarantees outstanding by type and segment at May 31:

(dollar amounts in thousands)	2010	2009
Long-term tax-exempt bonds	$601,625}	$644,540
Indemnifications of tax benefit transfers	69,982}	81,574
Letters of credit	380,076}	450,659
Other guarantees	119,426}	98,682
Total	$1,171,109}	$1,275,455

(dollar amounts in thousands)
CFC:	2010		2009
Distribution	$221,903}	19%	$264,084	21%
Power supply	884,828}	75	945,624	74
Statewide and associate	22,032}	2	23,625	2
CFC Total	1,128,763}	96	1,233,333	97
RTFC	636}	-	500	-
NCSC	41,710}	4	41,622	3
Total	$1,171,109}	100%	$1,275,455	100%

Guarantees of Long-Term Tax-Exempt Bonds
We guarantee debt issued for our members’ construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. Governmental authorities issue such debt on a non-recourse basis to the government authority and the interest thereon is exempt from federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt we guarantee may include short- and long-term obligations.

If a system defaults for failure to make the debt payments, we are obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under our guarantee. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. The system is required to repay, on demand, any amount that we advance pursuant to our guarantee. This repayment obligation is typically senior secured on a parity with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets. If the security instrument is a common mortgage with RUS, then in general, we may not exercise remedies for up to two years following default. However, if the debt is accelerated under the common mortgage because of a determination that the related interest is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The system is required to pay us initial and/or ongoing guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member who issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. At May 31, 2010 and 2009, we were the guarantor and liquidity provider for $549 million and $643 million, respectively, of tax-exempt bonds issued for our member cooperatives. During the year ended May 31, 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider. During the year ended May 31, 2009, we purchased $72 million of these securities pursuant to our obligation as the liquidity provider. All tax-exempt bonds we held during the year had been redeemed or repurchased by third-party investors prior to May 31, 2009 with no gain or loss on the transactions.

Guarantees of Tax Benefit Transfers
We have also guaranteed members’ obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member’s obligation to reimburse us for any guarantee payments would be treated as a long-term loan, secured on a parity with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no guarantees of this nature have been put in place since 1982.

Letters of Credit
In exchange for a fee, we issue irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit may be on a secured or unsecured basis. Each letter of credit is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse us within one year from the date of the draw, with interest accruing from that date at our short-term variable interest rate.

Other Guarantees
We may provide other guarantees as requested by our members. These guarantees may be made on a secured or unsecured basis with guarantee fees set to cover our general and administrative expenses, a provision for losses and a reasonable margin.

Total guarantees outstanding by state and territory based on the location of the system’s headquarters, is summarized as follows at May 31:

(dollar amounts in thousands)
State/Territory	2010	2009	2008	State/Territory	2010	2009	2008
Alabama	$198,018	$198,506	$72,070	Missouri	$61,151	$68,363	$75,102
Alaska	3,884	3,860	1,900	Montana	71	12,772	9,056
American Samoa	1	-	-	Nebraska	11	7	4
Arizona	29,967	29,869	33,745	Nevada	47,018	37,452	5,400
Arkansas	4,309	6,166	8,008	New Hampshire	26,063	24,763	32,767
California	333	6,247	6,110	New Mexico	1,025	1,036	1,048
Colorado	51,964	52,690	53,467	New York	96	113	-
Delaware	12	8	-	North Carolina	105,871	105,905	99,729
District of Columbia	14,900	16,000	17,448	North Dakota	5,197	5,825	6,474
Florida	12,058	2,851	3,725	Ohio	4,005	7,000	8,000
Georgia	27,890	23,718	26,775	Oklahoma	800	764	754
Hawaii	1,300	1,300	-	Oregon	23,452	28,511	29,034
Idaho	-	3,173	3,173	Pennsylvania	12,622	18,747	17,416
Illinois	79,854	82,927	229	South Carolina	645	506	6,300
Indiana	19	23	13	South Dakota	24	19	20
Iowa	6,269	6,961	8,271	Tennessee	3,747	3,939	1,460
Kansas	39,632	41,318	60,797	Texas	219,754	216,443	194,214
Kentucky	82,562	91,741	102,423	Utah	-	6,961	13,495
Louisiana	407	501	389	Vermont	1,100	1,350	1,250
Maine	9	4	2	Virginia	2,552	2,874	3,447
Maryland	37,048	52,078	11,725	Washington	9	19,050	19,050
Michigan	5,131	5,236	2,232	Wisconsin	452	305	320
Minnesota	1,576	1,601	3,025	Wyoming	5	4,829	13,724
Mississippi	58,296	81,143	83,549	Total	$1,171,109	$1,275,455	$1,037,140

Our Lending Competition

Electric Lending
RUS is the largest lender to electric cooperatives. Generally, RUS provides long-term secured loans. CFC offers its members financial products and services that supplement and complement those of RUS and, therefore, CFC does not consider RUS to be a competitor. CFC competes with banks to make bridge loans that are needed by electric cooperatives in anticipation of obtaining long-term funding from RUS, the portion of a loan that RUS is unable to provide, and loans to members that have elected not to borrow from RUS. For the fiscal year ending September 30, 2010, RUS is authorized to lend $100 million for hardship loans and $6,500 million for loan guarantees.

Our main competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. In addition, members may obtain funding from commercial banks or may be large enough to directly access the capital markets for funding. As a result, we are competing with the pricing and funding options the member is able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationship we have developed with the majority of our members.

In order to meet the unique needs of our members, we offer options including credit support in the form of letters of credit and guarantees, large transaction management and loan sales to other financial institutions. Credit products are tailored to meet specific transaction structures and are often designed to cover gaps left by other lenders, such as bridge loans to long-term financing provided by RUS. CFC also offers certain risk mitigation products and interest rate discounts on secured, long-term loans for its members that meet certain criteria, including performance, volume, collateral and equity requirements.

CFC established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual margins in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by CFC’s Board of Directors, the contributions to the funds are distributed through the electric cooperative statewide associations. Since 1986, CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund. This program is funded through voluntary contributions from members, and amounts are distributed to applicants that establish that all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity, or that it faces a significant threat in its ability to continue to provide electric or other energy services to customers.

CFC also offers its members additional services to enhance member operations including:
•
Return net earnings to members through the retirement of patronage capital. The laws of the District of Columbia require CFC to allocate, but not retire patronage capital, however CFC maximizes members’ returns by retiring patronage capital to significantly reduce the effective cost of borrowing each year based on approval by its Board of Directors.

•
CFC’s Paying Agent Service. CFC’s Paying Agent Service allows members to enhance their cash management abilities so that they can earn interest until the moment the money is needed to make loan payments, cover power bill costs or pay other ongoing costs.

•
CFC’s Key Ratio Trend Analysis. CFC issues a report annually that provides members information about where their operations stand in relation to other electric systems or power suppliers of similar size, location and growth characteristics. The report provides a five-year review of rural electric trends in nine key planning areas and supports decision-making by our members’ managers and boards.

•
CFC RateWatch™. This service allows members to monitor certain interest rates and alerts borrowers when fixed rates reach a maximum or minimum level specified by the borrower. Members can lock in a current interest rate for any term specified on expected future borrowings to mitigate risk, subject to certain fees. Borrowers with variable-rate loans are notified when fixed rates reach the selected level and have the option of converting at that time or of resetting CFC RateWatch at a new level. CFC offers this service free of charge.

•
Regulatory support services. This service is available for members and includes, but is not limited to, assistance with rate design, expert testimony, cost-of-service analysis and strategic regulatory planning.

•
Conferences, meetings, workshops and weekly periodicals. CFC produces a range of programs each year providing in-depth information and insight on utility and energy issues, financing and economic trends and outlooks, and management and leadership best practices. These conferences also provide opportunities for members’ directors and employees to network with CFC staff and with their peers at other cooperatives, while simultaneously earning professional credits.

•
CFC's Extranet. CFC's member website provides borrowers with a convenient way to view their loan and investment history with CFC. In addition, the website provides useful financial tools for members to analyze various aspects of their businesses. Members can also make investments in CFC and request loan advances online.

Our rural electric borrowers are all private companies, thus the overall size of the rural electric lending market cannot be determined from public information. We estimate the size of the overall rural electric lending market from the annual financial and statistical reports filed with us by our members using calendar year data. There are certain limitations with regard to our estimates of the total rural electric lending market based on the financial and statistical reports provided by our members, including the following:
•	while the underlying data included in the financial and statistical reports may be audited, the preparation of the financial and statistical reports are not audited;
•	in some cases, not all members provide the annual financial and statistical reports on a timely basis to be included in summarized results; and
•	the financial and statistical reports do not contain the breakout of debt by lender other than RUS.

According to financial data provided to us by our 808 reporting distribution systems and 56 reporting power supply systems as of December 31, 2009, and our 809 reporting electric cooperative distribution systems and 59 reporting power supply systems as of December 31, 2008, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows:

(dollar amounts in thousands)	2009	2008
Total long-term debt reported by members	$68,766,112	$62,866,461
Less: long-term debt funded by RUS	(35,340,322)	(32,238,166)
Members’ non-governmental long-term debt	$33,425,790	$30,628,295

	2009	% of Total	2008	% of Total
Long-term debt funded by CFC	$15,905,971	48%	$15,605,524	51%
Long-term debt funded by other lenders	17,519,819	52	15,022,771	49
Members’ non-governmental long-term debt	$33,425,790	100%	$30,628,295	100%

Members’ long-term debt funded by CFC is further summarized by type below at December 31:

(dollar amounts in thousands)	2009	2008
Distribution	$12,704,496	$12,710,274
Power supply	3,201,475	2,895,250
Long-term debt funded by CFC	$15,905,971	$15,605,524

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports filed with us or CoBank, ACB’s public disclosure, but we believe that CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending
In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For fiscal year 2010, RUS has $690 million in annual lending authority for rural telephone systems. To provide debt capital for rural local exchange carrier modernization, Congress created the RUS broadband loan program in 2002. Congress authorized $400 million of broadband lending authority in fiscal year 2010. In addition, the American Recovery and Reinvestment Act provides RUS with $2,500 million of budget authority for loans and grants. These funds are to be obligated by September 30, 2010. In addition to RUS, the American Recovery and Reinvestment Act authorizes the Department of Commerce’s National Telecommunications and Information Administration to administer $4,700 million in budget authority to provide broadband grants for service to unserved and underserved areas.

RTFC does not compete with the RUS lending programs. Its focus is to be supplementary and complementary to RUS telecom lending. Given the increased availability of government financing for rural broadband, it is unlikely we will participate in this financing to any significant degree outside of incremental lending to existing rural local exchange carrier borrowers to provide broadband services to their customers or interim financing in connection with the federal funding programs.

As noted previously, RTFC is not in direct competition with RUS, but rather competes with other lenders for supplemental lending and for the full lending requirement of the rural telecommunications companies that decide not to borrow from RUS or for projects not eligible for RUS financing. RTFC’s competition includes commercial banks and CoBank, ACB. The competitive market for providing credit to the rural telecommunications industry is difficult to quantify. Many rural telecommunications companies are not borrowers of RUS or CoBank, ACB, and commercial banks generally do not publish information solely on their telecom portfolios. At December 31, 2009, RUS had approximately $4,200 million in loans outstanding to telecommunications borrowers. At December 31, 2009, RTFC had a total of $1,600 million in long-term loans outstanding to telecommunications borrowers.

Our Lending Regulation

CFC and RTFC are not subject to state or federal regulatory oversight or compliance with regard to lending. NCSC is required to register as a consumer lender in the states of Texas and Minnesota pursuant to NCSC’s participation in EC Home Improvement, a loan program that allowed consumers to borrow funds at competitive rates for various energy efficiency-related home improvement projects. Although NCSC ceased making new EC Home Improvement loans in 2007, NCSC is required to maintain consumer lender licenses in the states of Texas and Minnesota, as there are outstanding loans to consumers in those states.

CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to usury laws and laws governing mortgages.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the financial overhaul bill, was signed into law. The legislation strengthens the powers of regulators to monitor the financial industry and take action against failing companies that threaten the entire system. The law also prohibits further government bailouts of large companies and mandates numerous studies and rulemakings that may have further impact on the financial industry in future periods.

Of particular importance for our operations are the law’s heightened rules for derivatives trading, including margin, capital and clearing requirements, and additional regulation and oversight of the credit rating agencies. The law calls for numerous rulemakings to implement the derivatives provisions. The extent to which we may be covered and the ultimate requirements with which we must comply are not yet clear.

Because of the Dodd-Frank Act’s recent passage and the need for regulations to be issued to implement the derivatives provisions and numerous other provisions, we cannot yet determine the full effect the law will have on us.

Our Members

At May 31, 2010, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,456 members and 64 associates.

The table below presents the total number of CFC, RTFC and NCSC members and associates and borrowers by state or U.S. territory and the percentage of total loans outstanding at May 31, 2010. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %	State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %
Alabama	30	24	2.07%	Missouri	64	46	4.04%
Alaska	30	16	1.81	Montana	39	28	0.66
American Samoa	1	1	-	Nebraska	39	11	0.07
Arizona	27	11	1.24	Nevada	7	4	0.82
Arkansas	30	20	2.89	New Hampshire	4	1	0.63
California	10	5	0.14	New Jersey	1	2	0.09
Colorado	39	26	4.85	New Mexico	24	14	0.14
Connecticut	1	1	1.03	New York	20	7	0.09
Delaware	1	1	0.14	North Carolina	41	32	2.03
District of Columbia	4	2	0.05	North Dakota	32	13	0.59
Florida	19	17	3.03	Ohio	42	27	1.90
Georgia	67	45	7.62	Oklahoma	49	28	2.69
Guam	2	-	-	Oregon	38	23	1.56
Hawaii	1	1	0.05	Pennsylvania	23	16	1.95
Idaho	17	14	0.80	South Carolina	37	23	2.25
Illinois	52	29	3.77	South Dakota	45	35	0.80
Indiana	53	43	3.30	Tennessee	29	23	0.35
Iowa	116	46	2.88	Texas	108	72	16.11
Kansas	49	43	4.25	Utah	11	6	2.95
Kentucky	34	24	1.48	Vermont	7	6	0.34
Louisiana	17	12	1.73	Virgin Islands	-	3	2.77
Maine	6	2	0.06	Virginia	26	15	1.85
Maryland	2	3	1.16	Washington	19	11	0.94
Massachusetts	1	-	-	West Virginia	4	2	0.02
Michigan	27	16	1.13	Wisconsin	60	27	2.16
Minnesota	73	54	4.05	Wyoming	15	13	0.60
Mississippi	27	25	2.07	Total	1,520	969	100%
(1) Includes associates.

CFC
Each of CFC’s distribution and power supply members received or is eligible to receive financing from RUS. One of the criteria for eligibility for RUS financing is a “rural area” test. “Rural” is defined in the Rural Electrification Act as any area that excludes a city or town of 20,000 or more, or is an area within the service area of a borrower with an outstanding loan made under titles I though V of the Rural Electrification Act. The definition of “rural” under the act permits an area to be defined as “rural” regardless of the development of such area subsequent to the approval of the outstanding loan. As such, CFC establishes eligibility only at the time a system initially borrows from CFC, and that eligibility, as it relates to the “rural area” test, is based on a determination of whether the system borrowed or is eligible to borrow from RUS.

CFC’s Bylaws provide that cooperative or nonprofit corporations, public corporations, utility districts and other public bodies that received or are eligible to receive a loan or commitment for a loan from RUS or any successor agency (as well as subsidiaries, federations or statewide and regional associations that are wholly owned or controlled by such entities) are eligible for membership. Thus, those entities that received or qualify for financing from RUS are eligible to apply for membership and subsequently borrow from CFC regardless of whether there is an outstanding loan with RUS. There are no requirements to maintain membership, although the Board has the authority to suspend a member under certain circumstances. CFC has not suspended a member to date.

CFC has the following types of members, all of which are not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. All electric members provide services to both residential and commercial customers.

Class A – Distribution Systems
Cooperative or nonprofit corporations, public corporations, utility districts and other public bodies, which received or are eligible to receive a loan or commitment for a loan from RUS or any successor agency, and that are engaged or planning to engage in furnishing utility services to their members and patrons for their use as ultimate consumers. The majority of our distribution system members are consumer-owned electric cooperatives. The remaining distribution systems are governmental entities, such as public power districts, public utility districts and tribal utility authorities.

Class B – Power Supply Systems
Cooperative or nonprofit corporations that are federations of Class A members or of other Class B members, or both, or that are owned and controlled by Class A members or by other Class B members, or both, and that are engaged or planning to engage in furnishing utility services primarily to Class A members or other Class B members. Our power supply system members are member-owned electric cooperatives.

Class C – Statewide and Regional Associations
Statewide and regional associations that are wholly owned or controlled by Class A members or Class B members, or both, or that are wholly owned subsidiaries of a CFC member, and that do not furnish utility services but supply other forms of service to their members.

Class D – National Associations of Cooperatives
National associations of cooperatives that are Class A, Class B and Class C members, provided said national associations have, at the time of admission to membership in CFC, members domiciled in at least 80 percent of the states in the United States.

Associates
Nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members are eligible to be an associate of CFC.

CFC Class A, B, C and D members are eligible to vote at meetings of the membership. Associates are not eligible to vote at the meetings of the membership.

At May 31, 2010, CFC’s membership included:
•	832 Class A distribution systems;
•	68 Class B power supply systems;
•	66 Class C statewide and regional associations, including NCSC; and
•	1 Class D national association of cooperatives.

In addition, CFC had 60 associates, including RTFC, at May 31, 2010.

RTFC
Membership in RTFC is limited to cooperative corporations, private corporations, public corporations, nonprofit corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS, and are engaged or planning to engage directly or indirectly in furnishing telecommunications services and holding companies, subsidiaries and other organizations that are owned, operated or controlled by one or more of such entities. RTFC members are eligible to vote at each meeting of the members. Entities approved by the RTFC Board of Directors that are owned, controlled or operated by members, or entities eligible to become members, are eligible to be an associate of RTFC. Associates are not eligible to vote at meetings of the members. All RTFC members provide services to both residential and commercial customers.

At May 31, 2010, RTFC’s membership included 490 members and five associates. CFC is not a member of RTFC. RTFC’s members and associates consist of 194 not-for-profit entities and 301 for-profit entities at May 31, 2010.

NCSC
Membership in NCSC is limited to organizations that are Class A members of CFC, or eligible for such membership, and CFC. At May 31, 2010, NCSC’s membership included 362 distribution systems and CFC. All of the NCSC distribution members are also CFC members.

Corporate Governance

CFC
Pursuant to the CFC Bylaws, there are 11 districts, 10 for the general membership and one for the Class D membership. Pursuant to its Bylaws, CFC holds an annual meeting of the members each calendar year. The Board of Directors also calls a separate meeting annually of the members in each of districts 1 to 10 for the purpose of electing a nominating committee, or electing directors or both. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members.

The business and affairs of CFC are managed by a board of up to 23 directors that exercises all of the powers of CFC except such as are by law, the Articles of Incorporation or the Bylaws conferred upon or reserved to the members. The members are only entitled to vote for the election of nominating committees and directors and the removal of directors or officers, as well as amendments to the CFC Bylaws and such other matters as the Board of Directors determines appropriate to present to the members for a vote.

Each district is represented by two board members. In districts 1 to 10, one of the two positions on the Board of Directors in each district is held by a person who is a trustee or director of a member organization within the district and the other position is held by a person who is a manager of a member organization within the district. Additionally, two directors are designated by the Class D member, the National Rural Electric Cooperative Association.

In addition to the 20 directors elected and two directors designated from the districts described above, if the Board of Directors in its discretion so determines, then there may be one additional at-large director elected to serve on the Board of Directors of CFC from time to time. The at-large director is elected by the members and serves on the Audit Committee. No person is eligible to become or remain the at-large director unless the person (i) is a trustee, director, manager, chief executive officer or chief financial officer of a member of CFC or holds a comparable position of a member of CFC, (ii) satisfies the applicable requirements of an Audit Committee financial expert and (iii) is otherwise independent in accordance with Rule 10A-3 under the Securities Exchange Act and under the New York Stock Exchange standards, which the Board of Directors adopted to evaluate the independence of our directors. Since March 2007, CFC has had such an at-large director on its Board of Directors.

Pursuant to the Bylaws, the officers of CFC include a President, Vice President, Secretary-Treasurer, and such other officers as may be determined from time to time by the Board of Directors. The officers are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting. The President, Vice President, and Secretary-Treasurer must be members of the Board of Directors.

CFC’s Board of Directors is responsible for the oversight and direction of risk management, while CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business. In fulfilling its risk management oversight duties, CFC’s Board of Directors receives periodic reports on business activities from executive management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance group, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. CFC’s Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings.

The Board of Directors establishes CFC’s loan policies and has established a loan committee of the Board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. The loan committee is authorized to approve loans based on levels of credit authorization, as well as exceptions to credit limitation tests and financing arrangements involving credits to entities where a director is either a director or officer of a member. The loan committee delegates certain loan approval authority to management. The determination to write off all or a portion of any asset is reserved for the full Board of Directors. The Credit Risk Management group, on an ongoing basis, and the Corporate Credit Committee, on a quarterly basis, monitor all past due, non-accrual and restructured facilities that are not performing under their original terms. The Credit Risk Management group prepares reports on such matters to the CFC Board of Directors. In addition, an independent third party reviews our risk rating system and credit extension practices periodically. Such third party provides recommendations to management and the Board of Directors for improvement, as well as progress on the resolution of items from prior reviews. Management is responsible for implementing the recommendations accepted by the Board of Directors.

One of the loan policies established by CFC’s Board of Directors sets forth the loan guidelines and credit products established to implement the corporate purpose and program objectives of CFC. Loans and guarantees are made to Class A, B, C and D members and associates that meet applicable financial and feasibility criteria, security requirements and conditions as established for each type of loan pursuant to CFC’s practices and procedures in effect at the time. A credit analysis is conducted by staff during the underwriting process for each application to determine if the applicant has the ability to meet its obligations and CFC’s financial standards and if the proposed structure provides adequate security for each secured credit facility. The Board of Directors delegates to the Chief Executive Officer or the Chief Executive Officer’s designee(s) the authority to implement this policy.

RTFC
The business affairs of RTFC are managed by a Board of 10 directors. Pursuant to the RTFC Bylaws, there are five districts for the membership, and each district is represented by two directors, each of whom must be a director, trustee, officer or manager of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members. There are no CFC directors, officers or employees that serve as a director for RTFC.

The RTFC Board of Directors established an Executive Committee of the Board of Directors pursuant to a written board policy that sets forth the delegations of responsibility, authorities and functions of the Executive Committee of the Board of Directors. The board policy delegates to the Executive Committee the authority to advise and consult with the Chief Executive Officer with respect to the development of policies governing RTFC’s making of loans, guarantees and investments to or for the benefit of members.

The RTFC Board of Directors reserves the authority to approve certain loans and guarantees based on the loan amount, credit quality and other criteria established by the Board of Directors from time to time. During intervals between Board meetings, the Executive Committee may consider and approve financing arrangements that require approval by the full Board. The Board of Directors delegates to the Chief Executive Officer or to the Chief Executive Officer’s designee(s) the authority to approve certain financing arrangements up to certain dollar thresholds and with certain credit characteristics and also authorizes the Chief Executive Officer to establish an internal Corporate Credit Committee.

One of the loan policies established by RTFC’s Board of Directors sets forth the loan guidelines and credit products established to implement the corporate purpose and program objectives of RTFC. Loans and guarantees are made to members, affiliates of members and associates that meet applicable financial and feasibility criteria, security requirements and conditions as established for each type of loan pursuant to RTFC’s practices and procedures in effect at the time. A credit analysis is conducted by staff during the underwriting process for each application to determine if the applicant has the ability to meet its obligations and RTFC’s financial standards and if the proposed structure provides adequate security for each secured credit facility. RTFC’s Board of Directors delegates to the Chief Executive Officer or the Chief Executive Officer’s designee(s) the authority to implement this policy.

NCSC
The business affairs of the association are managed by a Board of 11 directors. Pursuant to the NCSC Bylaws, there are five districts for the general membership and one district for CFC. The five general membership districts are represented by two directors, one of which must be a director or trustee of a member and one of which must be a manager of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members. The membership of the sixth district, or CFC, nominates one director for election by the members that may be a CFC director, officer or manager.

The NCSC Board of Directors established an Executive Committee of the Board of Directors pursuant to a written board policy that sets forth the delegations of responsibility, authorities and functions of the Executive Committee of the Board of Directors. The board policy delegates to the Executive Committee the authority to advise and consult with the Chief Executive Officer with respect to the development of policies governing NCSC’s making of loans, guarantees and investments to or for the benefit of members.

The NCSC Board of Directors has the authority to approve certain loans and guarantees based on the loan amount, credit quality and other criteria established by the Board of Directors from time to time. During intervals between Board meetings, the Executive Committee may consider and approve financing arrangements that require approval by the full Board. The Board of Directors delegates to the Chief Executive Officer or to the Chief Executive Officer’s designee(s) the authority to approve certain financing arrangements up to certain dollar thresholds and with certain credit characteristics and also authorizes the Chief Executive Officer to establish an internal Corporate Credit Committee.

One of the loan policies established by NCSC’s Board of Directors sets forth the loan guidelines and credit products established to implement the corporate purpose and program objectives of NCSC. Loans and guarantees are made to members, affiliates of members and associates that meet applicable financial and feasibility criteria, security requirements, and conditions as established for each type of loan pursuant to NCSC’s practices and procedures in effect at the time. A credit analysis is conducted by staff during the underwriting process for each application to determine if the applicant has the ability to meet its obligations and NCSC’s financial standards and if the proposed structure provides adequate security for each secured credit facility. NCSC’s Board of Directors has delegated to the Chief Executive Officer or the Chief Executive Officer’s designee(s) the authority to implement this policy.

Rural Electric Industry

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas. Principally through the creation of local electric cooperatives originally financed under the Rural Electrification Act loan program in 47 states and three U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11 percent in 1934 to almost 100 percent currently. According to May 2009 estimates from the National Rural Electric Cooperative Association, which we believe to be consistent with current estimates, rural electric systems serve approximately 12 percent of all consumers of electricity in the United States and its territories and serve about 7 consumers per mile of line, compared with 35 customers per mile of line for other utilities. Based on prior estimates, we believe that rural electric systems account for approximately 8 percent of total sales of electricity and own about 5 percent of the nation’s electricity generating capacity.

RUS makes insured loans and loan guarantees and provides other forms of financial assistance to electric borrowers. RUS is authorized to make direct loans to systems that qualify for the hardship program (5 percent interest rate) or the municipal rate program (based on a municipal government obligation index). RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank). RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are generally secured by a mortgage on substantially all of the system’s assets and revenues.

Leading up to CFC’s formation in 1969, there was a growing need for capital for electric cooperatives to build new electric facilities due to growth in rural America. The electric cooperatives formed CFC so a source of financing would be available to them to supplement the RUS loan programs and to mitigate uncertainty related to government funding. Providing the electric cooperatives with financial products and services to supplement the RUS loan programs remains the purpose of CFC.

CFC aggregates the combined strength of the rural electric cooperatives to access the public capital markets and fill the need to provide supplemental funding to that of RUS. CFC is owned by its consumer-owned electric cooperative members. CFC works cooperatively with RUS; however CFC is not a Federal agency or a government-sponsored enterprise, and is not owned or controlled by any federal agency or government-sponsored enterprise. Our members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC supplements the RUS financing programs to meet the financial needs of its rural members in the following ways:

•	providing bridge loans required by borrowers in anticipation of receiving RUS funding;
•
providing financial products not otherwise available from RUS including lines of credit, letters of credit, guarantees on tax-exempt financing (usually for pollution-control equipment), weather-related disaster recovery lines of credit, unsecured loans, and investment products such as commercial paper and member capital securities;

•	meeting the financing needs of those rural electric systems that repay or prepay their RUS loans and replace the government loans with private capital; and
•
providing financing to RUS-eligible rural electric systems for facilities that are not eligible for financing from RUS. Examples of such facilities include electric utility facilities acquired by a cooperative from an investor-owned or municipal utility for service to an area that falls outside of an eligible rural area, as defined in the Rural Electrification Act. In other cases, an RUS-eligible system obtains CFC financing for non-electric facilities used by the cooperative to serve its rural members when such facilities are not eligible for RUS loans. More recently, RUS has instituted restrictions on financing for certain baseload generation facilities. A cooperative in the process of constructing such facilities will need financing to complete this work and because of the recent change in RUS policy, it may not be able to obtain this additional funding from RUS.

Electric Systems and Associations
Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to residential and commercial consumers in their defined service areas generally on an exclusive basis using their distribution infrastructure including substations, wires and related support systems. Distribution systems are cooperatives owned by the customers they serve. Distribution systems vary in size from small systems that serve a few thousand customers to large systems that serve more than 200,000 customers. Thus, the amount of loan funding required by different distribution systems varies significantly. Distribution systems may service customers in more than one state.

Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems. Wholesale power for resale also comes from other sources, including power supply contracts with government agencies, investor-owned utilities and other entities, and in some cases, the distribution systems own generating facilities.

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the consumer. The distribution systems are the members of the power supply systems. The power supply systems vary in size from one with hundreds of megawatts of power generation capacity to systems that have no generating capacity, which generally operate transmission lines to supply certain distribution systems or manage power supply purchase arrangements for the benefit of their distribution system members. Certain other power supply systems have been formed but do not yet own generating or transmission facilities or have financing commitments from us. Thus, the amount of loan funding required by different power supply systems varies significantly. Power supply members may serve distribution systems located in more than one state.

The wholesale power supply contracts with their distribution system members permit the power supply system, subject to regulatory approval in certain instances, to establish rates to produce revenues sufficient to meet the cost of operation and maintenance of all generating, transmission and related facilities and to pay the cost of any power and energy purchased for resale.

Statewide and Regional Associations
Each state may have an organization that represents and serves the distribution systems and power supply systems located in the state. Such statewide organizations provide training, as well as legislative, regulatory, media and related representation for the member distribution and power supply systems.

National Associations of Cooperatives
The National Rural Electric Cooperative Association represents cooperatives nationally. It provides training, sponsors regional and national meetings, and provides legislative, regulatory, media, and related representation for all rural electric cooperatives.

Electric Member Competition
The movement toward electric competition at the retail level has subsided, while the wholesale level has become somewhat competitive. The electric utility industry has settled into a “hybrid” model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. As of May 31, 2010, retail customer choice is active in 15 states. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few customers switched from the traditional supplier.

Many factors influence the choices customers have available to them and, therefore, mitigate the effect of customer choice and competition in areas served by cooperatives. These factors include, but are not limited to, the following:
•	utilities in many states may still be regulated regarding rates on non-competitive services, such as distribution;
•	20 states regulate the debt securities issued by utilities, including cooperatives, which could affect funding costs and, therefore, the electric rates charged to customers;
•	Federal Energy Regulatory Commission regulation of rates as well as terms and conditions of transmission service;
•	the fact that few competitors demonstrated much interest in providing electric energy to residential or rural customers; and
•
distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems still charge a fee or access tariff for the service of delivering power, regardless of who supplies the power.

Electric Member Regulation
There are 14 states that fully or partially regulate the rates electric cooperative systems charge. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. In these 14 states, we had 155 distribution members and 12 power supply members with a total of $3,970 million of loans outstanding at May 31, 2010. Two of these states (Georgia and Utah) have partial oversight authority over the cooperatives’ rates, but not the specific authority to set rates. As of May 31, 2010, we had loans outstanding in the amount of $1,973 million in those states. There are 11 states that allow cooperatives the right to opt in or out of state regulation. There are 20 states that regulate electric systems’ issuance of debt (although one of these states, New Mexico, does not regulate any loans to RUS borrowers). FERC also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Our members may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. While we cannot currently estimate projected expenditures related to these laws and regulations for our members, we believe the financial impact of these laws and regulations on our members will be passed through to their customers.

Global climate legislation remains a hotly debated issue on Capitol Hill. On June 26, 2009, the House of Representatives passed H.R. 2454, the “American Clean Energy and Security Act of 2009”, also known as the Waxman-Markey climate change bill. This bill would cap U.S. carbon dioxide emissions, including those of electric utilities. Specifically, the bill requires that carbon dioxide emissions be reduced below 2005 levels by 17 percent by 2020, 42 percent by 2030, and 83 percent by 2050. The bill would provide allowances for a defined time period free of charge to certain entities, including to electric utilities. These allowances would permit entities to emit above the capped level and be allocated to certain entities to cover a portion of the required reductions.

On December 7, 2009, the Environmental Protection Agency issued an Endangerment Finding concluding that greenhouse gas emissions contribute to global warming and threaten the public health and welfare of current and future generations. This action effectively allows the Environmental Protection Agency to regulate carbon dioxide emissions under the Clean Air Act without further Congressional action.

The Senate continues to debate varying versions of climate change legislation, including legislation that would prevent the Environmental Protection Agency from regulating greenhouse gases under the Clean Air Act. At this time, it is unclear whether global climate change legislation will become law and, if enacted, what specific requirements will be imposed on electric utilities. We closely monitor the legislative activity on climate change, as well as the debate on the various proposals under consideration, and we will continue to monitor this activity. Because of the continuing uncertainty regarding the context and timing of potential climate change legislation, we are unable, at this time, to determine the effect of such potential requirements on us or our members.

Rural Telecommunications Industry

Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These approximately 1,300 companies are called independent because they are not affiliated with Verizon or AT&T. Included in the 1,300 total are approximately 250 not-for-profit cooperative telecommunications companies. A majority of the remainder of these independent rural telecommunications companies are privately held commercial companies. Less than 20 of these commercial companies are publicly traded or have issued bonds in the capital markets.

Rural telecommunications companies, including all local exchange carriers other than Verizon, AT&T, Qwest, Cincinnati Bell and CenturyLink, comprise less than 15 percent of the local exchange telecommunications industry that provides service to more than 125 million access lines. These rural companies range in size from fewer than 100 customers to more than three million. Rural telecommunications companies’ annual operating revenues range from less than $100,000 to more than $2,000 million. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless voice and data, cable television and high-speed Internet access. Most rural telecommunications companies’ networks incorporate digital switching, fiber optics, Internet protocol (IP) telephony and other advanced technologies.

Telecommunications Competition
The Telecommunications Act of 1996 created a framework for competition and deregulation in the local telecommunications market. As a result, competition continues to be a significant factor in the telecommunications industry. A July 2009 Federal Communications Commission (“FCC”) report on telecom trends states that as of June 2008, competitive local exchange carriers provided service to 30 million access lines–19.4 percent of the nation’s 155 million end-user switched access lines. Wireless carriers are providing service to 255 million mobile telephone service subscriptions–more than local exchange carriers and competitive local exchange carriers combined. For the most part, local exchange competition has benefited rural local exchange carriers by enabling them to enter nearby towns and cities as competitive local exchange carriers, leveraging their existing infrastructure and reputation for providing high-quality, modern telecommunications service. Rural local exchange carriers enjoy an exemption from the Telecom Act requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest to do so. Relatively few rural local exchange carriers have competitive local exchange carriers request access to their networks.

The national goal of universal service is accomplished through a support mechanism (the Universal Service Fund) that is required to be: (1) sufficient to ensure that rural customers receive reasonably comparable rates and services to urban customers and (2) portable; that is, available to all eligible providers. The Universal Service Fund provides support for rural local exchange carriers with costs significantly above the national average. In addition, implicit subsidies long contained in the access charges local telecommunications companies’ levy on long-distance carriers have largely been eliminated. As these access charges have been reduced, rural local exchange carriers have been made whole by cost recovery being moved to the Universal Service Fund. The Universal Service Fund is an important revenue source for most rural local exchange carriers.

The nexus between competition and universal service is the issue of competitor eligibility for universal service funding–the “portability” feature of the Universal Service Fund. As noted above, few wireline competitors attempted to enter rural markets. Numerous wireless carriers have extended their coverage areas into rural markets. By obtaining competitive eligible telecommunications carrier status from state regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds based on the incumbent local exchange carriers costs (the “identical support” rule). This has led to growth in claims on the fund and great concern for its sustainability. The Universal Service Fund’s current funding base of interstate telecommunications revenues is shrinking as long distance minutes-of-use decline due to wireless, e-mail and voice-over-Internet protocol substitution. Increased demand for funding from the Universal Service Fund has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) becoming unsustainably high. The third quarter 2010 contribution factor is 13.6 percent of interstate and international long distance revenue.

Telecommunications Regulation
Rural telecommunications systems generally are regulated at the state and federal levels. Most state commissions regulate local service rates, intrastate access rates and telecommunications company borrowing. The FCC regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations. Some rural telecommunications systems have affiliated companies that are not regulated.

While nearly all industry participants agree that changes need to be made regarding eligibility and the funding mechanism for the Universal Service Fund, there is no agreement on what those changes should be. In May 2008, the FCC ordered that payments to competitive eligible telecommunications carriers be capped. Total support for a competitive eligible telecommunications carrier is capped at what it was eligible to receive in March 2009. In January 2008, the FCC opened proceedings on universal service funding. These related proceedings addressed creation of separate funds for incumbents and competitive eligible telecommunications carriers, elimination of the “identical support” rule and a transition to a “reverse auction” regime for determining the amount of Universal Service Fund support an eligible carrier would receive. No consensus solution has been reached by the FCC. It is unclear what action, if any, the FCC ultimately will take with respect to this matter.

The FCC also has a proceeding open on intercarrier compensation–the most important components of which are access fees local exchange carriers charge to interexchange carriers that originate or terminate long-distance traffic on local exchange carriers’ networks. While the large local exchange carriers (most of which now own long-distance companies) would like to see these fees transition to zero, rural local exchange carriers depend heavily on access charges and have been active participants in the FCC proceeding. No action has yet been taken in this proceeding and, like the Universal Service Fund, it remains to be dealt with by the FCC under Chairman Julius Genachowski. At present, most regulatory activity centers on the FCC’s National Broadband Plan, which deals with all of these difficult issues in a holistic approach. It is unclear what will be the outcome of this process.

While uncertainty exists regarding the Universal Service Fund and access, we do not anticipate that any changes to the Universal Service Fund will result in our member rural local exchange carriers suffering revenue losses significant enough to cause material losses on our outstanding loans.

Deregulation has not had a significant effect on the wireline local exchange carrier business segment thus far. The FCC continues to regulate wireline telephony under Title II of the Act. Internet, video, wireless and competitive local exchange services are much less regulated. However, in pursuit of its net neutrality policy, the FCC is now investigating ways to regulate broadband communications after having previously considered Internet services to be information service exempt from Title II regulation. Most rural local exchange carriers are expanding their service offerings to customers in less regulated business segments. With few competitors in the most rural parts of their service areas, rural local exchange carriers generally have been successful in these growth and diversification efforts.

Disaster Recovery

We have continued to use a comprehensive disaster recovery and business continuity plan since May of 2001. The plan includes a duplication of our production information systems at an offsite facility coupled with an extensive business recovery plan to use those remote systems. Our production data is replicated in real time to the recovery site 24 hours a day, seven days a week.

The plan also includes steps for each of our operating groups to conduct business with a view to minimizing disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises twice a year that include both the information technology group and business areas. We contract with an external vendor for the facilities to house the backup systems that we own as well as office space and related office equipment. In January 2009, we moved our disaster recovery offsite facility from New Jersey to a location in western Virginia to allow for quicker access by employees to the site in the event of a disaster. We also implemented data duplication technology to provide backup to disks where backup data are also replicated to our disaster recovery site. In 2010, we started a virtual recovery program to improve our remote access capabilities to address potential business disruptions such as weather-related events or pandemics.

Tax Status

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC’s exemption from the payment of federal income taxes under Section 501(c)(4) of the Internal Revenue Code. Such exempt status could be revoked as a result of changes in legislation or in administrative policy or as a result of changes in CFC’s business.

In order for CFC to maintain its exemption under Section 501(c)(4) of the Internal Revenue Code, CFC must be “not organized for profit” and must be “operated exclusively for the promotion of social welfare” within the meaning of that section of the tax code. The Internal Revenue Service determined that CFC is an organization that is “operated exclusively for the promotion of social welfare” because the ultimate beneficiaries of its lending activities, like those of the RUS loan program, are the consumers of electricity produced by rural electric systems, the communities served by these systems and the nation as a whole.

As an organization described under Section 501(c)(4) of the Internal Revenue Code, no part of CFC’s net earnings can inure to the benefit of any private shareholder or individual. This requirement is referred to as the private inurement prohibition and was added to Section 501(c)(4) of the Internal Revenue Code in 1996. A legislative exception allows organizations like CFC to continue to make allocations of net earnings to members in accordance with its cooperative status.

CFC believes its operations have not changed materially from those described to the Internal Revenue Service in its exemption filing. CFC reviews the impact on operations of any new activity or potential change in product offerings or business in general to determine whether such change in activity or operations would be inconsistent with its status as an organization described under Section 501(c)(4).

RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources which is allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers.

NCSC is a taxable cooperative which is subject to income tax annually based on its net income for the period. We believe that NCSC would qualify under Subchapter T of the Internal Revenue Code, and thus it would not be subject to income taxes on patronage sourced net earnings allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. To date, NCSC’s Board of Directors has not allocated its patronage sourced net earnings to members, thus NCSC pays income tax on the full amount of its net income.

Allocation and Retirement of Patronage Capital

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount to maintain a balance of at least 50 percent of paid-up capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a coooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

CFC
Annually, CFC’s Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior period losses, if any.

An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

Currently, CFC has one additional board-approved reserve, the members’ capital reserve. CFC’s Board of Directors determines the amount of net earnings that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents net earnings that CFC holds to increase equity retention. The net earnings held in the members’ capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s Board of Directors.

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the members’ patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. CFC’s Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the members to whom it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves.

Pursuant to CFC’s bylaws, CFC’s Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. The current policy of the CFC Board of Directors is to retire 50 percent of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50 percent for 25 years to fund operations. The amount and timing of future retirements remains subject to annual approval by CFC’s Board of Directors, and may be affected by CFC’s financial condition and other factors. CFC’s Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

RTFC
In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior period losses, if any.

Pursuant to RTFC’s bylaws, RTFC’s Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC provides notice to its members of the amount allocated and retires 20 percent of the allocation for that year in cash prior to the filing of the applicable tax return. Any additional amounts are retired as determined by RTFC’s Board of Directors with due regard for RTFC’s financial condition. There is no effect on the balance of non-controlling interest due to the allocation of net earnings to members or board-approved reserves. The retirement of amounts previously allocated to members or amounts disbursed from Board approved reserves reduces the balance of non-controlling interest.

NCSC
In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior period losses, if any.

Pursuant to NCSC’s bylaws, the NCSC’s Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. To date, NCSC has not allocated net earnings to members. NCSC’s Board of Directors has retained prior net earnings as operating capital. The NCSC Board of Directors has the authority to determine when and if patronage sourced net earnings will be allocated and retired. There is no effect on the balance of non-controlling interest due to the allocation of net earnings to board-approved reserves. The amounts disbursed from board-approved reserves reduce the balance of non-controlling interest.

Investment Policy

Surplus funds are invested based on policies adopted by our Board of Directors. Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment- grade securities. Current investments may include highly-rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers’ acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly-rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. In addition, this policy permits investments in the Federal Agricultural Mortgage Corporation.

Employees

At May 31, 2010, we had 227 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties inherent in our business. The risks described below are only the risks we consider to be the most material to our business. Be aware that other risks may prove to be material or important in the future. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer adversely. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Our ability to maintain and grow our business depends on access to external financing.
We depend on access to the capital markets to fund new loan advances and refinance our long-term and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us. Market disruptions, downgrades to our long-term debt ratings and/or short-term debt ratings, downturns in the rural electric or rural telephone industries and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding.

At May 31, 2010, we had $2,294 million of commercial paper, daily liquidity fund and bank bid notes and $2,312 million of medium-term notes, collateral trust bonds and long-term notes payable scheduled to mature during the next 12 months. At May 31, 2010, we were the guarantor and liquidity provider for $549 million of tax-exempt bonds issued for our member cooperatives. If we lose the ability to issue debt into the capital markets, we may not have the funds to meet all of these obligations as they become due. Increases in the interest rates we pay on the short- and long-term debt we issue in the capital markets would negatively affect our operations, including our ability make new loans.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan from the market. At May 31, 2010, fixed-rate loans funded with variable-rate debt totaled $648 million, or 3 percent of total assets and total assets excluding derivative assets.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in loan prepayments on loans with a fixed-rate term expiring. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. At May 31, 2010, a total of $1,775 million of fixed-rate loans have a fixed-rate term scheduled to reprice during the next 12 months.

In addition, the calculated impairment on certain restructured loans will increase as our long-term variable and short-term interest rates increase. Based on the current balance of impaired loans at May 31, 2010, an increase or decrease of 25 basis points to our variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Increases in the level of government funding available to rural electric and rural telecommunications systems could reduce our members’ demand for financing from us.
The majority of our members are eligible to borrow from RUS. The members’ first financing option generally is to borrow funds under the RUS program. The RUS funding level is determined by the U.S. Congress each year. Increases to the amount of RUS funding could limit our ability to maintain loan volume.

Competition from other lenders could impair our financial results.
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members who have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-

sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. Competition may limit our ability to raise rates to cover all increases in costs and may cause a reduction in new lending business and negatively impact net income.

We are subject to credit risks related to collecting the amounts owed to us on our outstanding loans. Increased credit risk related to our loans or actual losses that exceed our allowance for loan losses could impair our financial results.
Our allowance for loan losses is established through a provision charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risk related to industry concentrations; economic conditions; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses and risks inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, if actual losses incurred exceed current estimates of probable losses currently included in the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any material increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on our financial results.

We have been and may in the future be in litigation with borrowers related to enforcement or collection actions pursuant to loan documents. In such cases, the borrower or others may assert counterclaims against us or initiate actions against us related to the loan documents. Unfavorable rulings in these cases that result in loan losses that exceed the related allowance could have a material adverse effect on our financial results.

The performance of assets we obtain through foreclosure could impair our financial results.
Periodically, we foreclose on assets that are pledged as collateral on loans as a result of the failure of the borrower to make the agreed-upon payments. When we foreclose on these assets, we are attempting to maximize our recovery on the loan through the ongoing operations and future sale of the underlying assets.

As the owner of foreclosed assets, we are subject to the same performance and financial risks as any owner of similar assets. In particular, we are at risk that the value of the foreclosed assets deteriorates, negatively affecting our results of operations. Each quarter, the foreclosed assets are evaluated for impairment. Impairment charges, if required, represent a reduction to current period earnings. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

The non-performance of counterparties to our derivative agreements could impair our financial results.
We use interest rate swaps to manage our interest rate risk. There is a risk that the counterparties to these agreements will not perform as agreed, which could adversely affect our results of operations. The non-performance of a counterparty on an agreement would result in the derivative no longer being an effective risk management tool, which could negatively affect our overall interest rate risk position. In addition, if a counterparty fails to perform on our derivative obligation, we could incur a financial loss to replace the derivative with another counterparty and/or a loss through the failure of the counterparty to pay us amounts owed.

At May 31, 2010, we were a party to derivative instruments with notional amounts totaling $11,114 million. At May 31, 2010, the highest concentration of total notional exposure to any one counterparty was 12 percent of total derivative instruments. Based on the fair market value of our derivative instruments at May 31, 2010, there were seven counterparties that would be required to make payments to us totaling $43 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $11 million, or 26 percent, of the total payments owed to us at May 31, 2010.

We also use our derivatives to synthetically create the substantive economic equivalent of various debt funding structures. Thus, if our access to the derivative markets were disrupted, it may be more difficult or expensive to fund our business activities and achieve a funding mix we desire, or could result in the derivative no longer being an effective risk management tool, which could negatively affect our overall interest rate risk position and could adversely affect our business and financial results.

A reduction in the credit ratings for our debt could adversely affect our liquidity.
Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently contract with two nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. Our credit ratings are important to our liquidity. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard and Poor’s Corporation. Actions by governmental entities or others, additional losses from impaired loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A significant increase in our interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2010, we may be required to make a payment of up to $98 million if our senior unsecured ratings from Moody’s Investors Service falls to or below Baa1 or from Standard & Poor’s Corporation falls to or below BBB+ and all agreements for which we owe amounts are terminated. In calculating the required payments, we only considered agreements that, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

At May 31, 2010, our senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks from Moody’s Investors Service and Standard & Poor’s Corporation, such rating outlooks may provide an indication of possible future movement in the ratings. At May 31, 2010, Moody’s Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook.

Our concentration of loans to borrowers within rural electric and telephone industries could impair our revenues if either or both of those industries experience economic difficulties.
At May 31, 2010, 90 percent of our total exposure was to rural electric cooperatives and 8 percent was to rural telecommunications organizations. Factors that have a negative impact on our member rural electric cooperatives or rural telecommunications organizations results of operations would also impair their ability to make payments on our loans. If our members’ results of operations materially deteriorate, we could be required to increase our loan loss allowance through provisions for loan loss on our income statement that would reduce reported net income.

Advances in technology may change the way electricity is generated and transmitted or the way telecommunications services are provided to businesses and consumers prior to the maturity of our loans to rural electric and telecommunications systems.
To the extent that advances in technology make our electric system members’ power supply, transmission and/or distribution facilities, or our telecommunications system members’ networks or services obsolete prior to the maturity of our loans, there could be an adverse impact on the ability of our members to repay such loans. This could lead to an increase in non-performing or restructured loans and an adverse impact on our results of operations.

Loss of our tax-exempt status could increase our tax liability.
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal income taxation under Section 501(c)(4) of the Internal Revenue Code (other than any net income from an unrelated trade or business). In order to maintain CFCs’ tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s current bylaws and incorporating statute.

If CFC were to lose its status as a 501(c)(4) organization, we believe that it would be subject to the tax rules generally applicable to cooperatives under Subchapter T of the Internal Revenue Code. As a Subchapter T cooperative, CFC would be allowed to allocate its patronage-sourced income to its members and take a deduction for the amount of such patronage dividends that are paid in cash or qualified written notices of allocation. However, CFC would be taxed as a regular corporation on any income in excess of allowed deductions, if any.

We have liquidity risk related to our funding of long-term loans with short-term debt. Market disruptions or other factors that deny access or limit access to short-term debt markets could impair our operating results.
We use commercial paper and daily liquidity fund investments from our members and commercial paper sold in the capital markets as a portion of the funding for our long-term variable-rate loans and for our long-term fixed-rate loans during the period between the advance of the long-term fixed-rate loan and the time we have aggregated a sufficient need for long-term fixed-rate funding to more efficiently enter the capital markets. Market disruptions or other events that deny or limit our access to the short-term debt markets could impair our ability to roll over the commercial paper investments, which could adversely affect our financial results.

Our ability to comply with covenants related to our revolving credit agreements, debt indentures and debt agreements could affect our ability to retire patronage capital, may accelerate certain debt obligations and could affect our ability to obtain financing and maintain preferred rating levels on our debt.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and senior debt indentures.

We are required to maintain a minimum adjusted TIER for the six most recent fiscal quarters of 1.025, an adjusted leverage ratio of no more than 10 to 1 and we must maintain loans pledged as collateral for various debt issuances at or below 150 percent of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. Our revolving credit agreements also state that we must earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See Non-GAAP Financial Measures for further explanation and a reconciliation of our adjusted ratios.

If we are unable to borrow under the revolving credit agreements, our short-term debt ratings would most likely decline, and our ability to issue commercial paper could become significantly impaired. As a member-owned cooperative, all of our retained equity belongs to our members. As such, a restriction on the retirement of patronage capital in any year would result in a delay in the return of such amounts to the members until we earn an annual TIER of at least 1.05 and our board approves the retirement of the amounts allocated from the year in which retirement was restricted. A patronage capital retirement in any one year reduces the interest expense paid on a member’s loan from CFC. Thus, if CFC does not retire patronage capital to its members, it results in a higher effective rate of borrowing from CFC for that year.

Pursuant to our collateral trust bond indentures, we are required (i) to maintain eligible collateral pledged at least equal to 100 percent of the principal amount of the bonds issued under the indenture, and (ii) to limit senior indebtedness to 20 times the sum of our members’ equity and members’ subordinated certificates. Our medium-term note indentures also require us to comply with (ii) above.

If we are in default under our collateral trust bond or medium-term note indentures, the existing holders of our collateral trust bonds or medium-term notes have the right to accelerate the repayment of the full amount of the outstanding debt principal before the stated maturity of such debt. That acceleration of debt repayments poses a significant liquidity risk as we might not have enough cash available to repay the debt. In addition, if we are not in compliance with the collateral trust bond and medium-term note covenants, we would be unable to issue new debt securities under such indentures. If we were unable to issue new collateral trust bonds and medium-term notes, our ability to fund new loan advances and refinance maturing debt would be impaired.

We are required to pledge eligible distribution system or power supply system loans as collateral equal to at least 100 percent of the outstanding balance of debt issued under the revolving debt issuance agreements with the Federal Agricultural Mortgage Corporation. We are also required to maintain distribution and power supply loans as collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program. Collateral coverage under 100 percent for either respective debt program constitutes an event of default, which if not cured within 30 days, could result in creditors accelerating the repayment of the outstanding debt principal before the stated maturity. This poses a liquidity risk of possibly not having enough cash available to repay the debt. In addition, we would be unable to issue new debt securities under the applicable debt agreement, which could impair our ability to fund new loan advances and refinance maturing debt.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

CFC leases office space that serves as its headquarters in Fairfax County, Virginia. In October 2005, CFC entered into a three-year lease with the building owner for approximately 107,228 square feet of the facility’s office, meeting and storage space. In both September 2007 and 2008, we exercised the option to extend the lease for additional one-year periods. In March 2009, we amended the office space lease to extend the term until October 17, 2011, with the option to extend the lease for up to two additional one-year periods in fiscal year 2012 and 2013. The terms of these extensions are similar to the initial three-year lease.

CFC finalized a contract in May 2008 to purchase 42 acres of land located in Loudoun County, Virginia. In June 2010, CFC entered into a definitive agreement for a new headquarters facility using 16 of the 42 acres of land available. The excess land is available for room to grow if we need to expand in the future. Our new headquarters facility is scheduled for completion in the latter half of calendar year 2011. Our new headquarters facility will be approximately 120,000 square feet and will be constructed at a cost not expected to exceed $39.5 million. We do not expect the change from leasing to owning our headquarters building to have a material impact on our operating results because the annual cost of operating, maintaining and depreciating the new building is expected to be less than the annual cost of the current lease.

Item 3.	Legal Proceedings.

None.

Item 4.	[Removed and Reserved].

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended and as of May 31:

(dollar amounts in thousands)
For the year ended May 31:	2010	2009 (11)	2008 (11)	2007 (11)	2006 (11)
Interest income	$1,043,635}	$1,070,764	$1,051,393	$1,039,650	$995,882
Net interest income	131,524}	135,743	120,125	47,896	18,682
Derivative (losses) gains (1)	(20,608)	(47,028)	(71,710)	7,161	109,688
Foreign currency adjustments (2)	-	-	-	(14,554)	(22,594)
Income (loss) prior to income taxes (3)	110,251}	(78,871)	36,311	16,541	105,762
Net income (loss) (3)	110,547}	(73,770)	39,646	14,145	102,586

Fixed charge coverage ratio (TIER) (4)(5)	1.12}	-	1.04	1.01	1.10
Adjusted TIER (6)	1.12}	1.10	1.15	1.12	1.11

As of May 31:
Loans to members	$19,342,704}	$20,192,309	$19,029,040	$18,131,873	$18,363,954
Allowance for loan losses	(592,764)	(622,960)	(514,906)	(561,663)	(611,443)
Assets	20,143,215}	20,982,705	19,379,381	18,575,181	19,179,621
Short-term debt (7)	4,606,361}	4,867,864	6,327,453	4,427,123	5,343,824
Long-term debt (8)	12,054,497}	12,720,055	10,173,587	11,295,219	10,642,028
Subordinated deferrable debt (9)	311,440}	311,440	311,440	311,440	486,440
Members’ subordinated certificates	1,810,715}	1,740,054	1,406,779	1,381,447	1,427,960
Members’ equity (10)	669,355}	604,316	613,082	566,286	545,351
Total equity	586,767}	519,100	680,212	732,030	806,302
Guarantees	1,171,109}	1,275,455	1,037,140	1,074,374	1,078,980

Leverage ratio (5)	35.33}	41.88	29.01	25.84	24.13
Adjusted leverage ratio (6)	6.34}	7.06	7.48	6.82	6.40
Debt to equity ratio (5)	33.33}	39.42	27.49	24.37	22.79
Adjusted debt to equity ratio (6)	5.93}	6.59	7.04	6.39	5.98
(1) Amount represents changes in the fair value of derivative instruments (forward value) along with realized gains and losses from cash settlements. Derivative cash settlements represent the net settlements received/paid on interest rate and cross currency exchange agreements that do not qualify for hedge accounting. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.
(2) Foreign currency adjustments represent the change in value of foreign denominated debt that is not related to an exchange agreement that qualifies for hedge accounting during the period and recorded in the statement of operations. The foreign denominated debt is revalued at each reporting date based on the current exchange rate. If the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign denominated debt. The adjustment to the debt is recorded in the foreign currency valuation account on the balance sheet. We enter into foreign currency exchange agreements at the time of each foreign denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.
(3) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, for the year ended May 31, 2010, and a $43 million gain on the sale of building and land for the year ended May 31, 2006.
(4) For the years ended May 31, 2010 and 2009, the fixed charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our times interest earned ratio (“TIER”) calculation. For the years ended prior to May 31, 2009, the fixed charge coverage ratio is the same calculation as our TIER as we did not have any capitalized interest during those periods. For the year ended May 31, 2009, earnings were insufficient to cover fixed charges by $74 million.
(5) See Non-GAAP Financial Measures in Management’s Discussion and Analysis for the GAAP calculations of these ratios.
(6) Adjusted ratios include non-GAAP adjustments that we make to financial measures in assessing our financial performance. See Non-GAAP Financial Measures in Management’s Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(7) Includes the foreign currency valuation account of $245 million at May 31, 2006. See further discussions in footnote (2) above.
(8) Excludes $2,312 million, $2,580 million, $3,177 million, $1,368 million and $1,839 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2011, 2010, 2009, 2008 and 2007, respectively (see Note 5 to the consolidated financial statements).
(9) Excludes $175 million called in June 2007 and $150 million called in June 2006 at May 31, 2007 and 2006, respectively, reported in short-term debt.
(10) Members’ equity represents total equity excluding foreign currency adjustments, derivative forward value, accumulated other comprehensive income and noncontrolling interest. See the Financial Condition/Liabilities and Equity section in Management’s Discussion and Analysis for further details of members’ equity and a reconciliation to total equity.
(11) Prior years have been revised to reflect the adjustments related to the implementation of new accounting standards for noncontrolling interests as described in Note 1(q) to the consolidated financial statements, as well as reclassifications to conform to the current reporting format as described in Note 1(aa) to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-K, including Part I, Item 1A. Risk Factors.

Throughout this management discussion and analysis, we will refer to our financial measures that are not in accordance with accounting principles generally accepted in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion will focus on the key metrics that we use to evaluate our business, which are adjusted TIER and adjusted debt to equity ratio. The most closely related GAAP measures are TIER and debt to equity ratio. For the year ended May 31, 2010, we reported a 1.12 TIER compared with a TIER below 1.00 for the year ended May 31, 2009, due to a net loss during that period. At May 31, 2010, our debt to equity ratio was 33.33 to 1 compared with a ratio of 39.42 to 1 at May 31, 2009. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared to the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds RUS guaranteed loans, subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Executive Summary

Our primary objective as a cooperative is to provide attractively priced financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. As a member-owned cooperative lender, our objective is to offer our members cost-based financial products and services consistent with sound financial management and is not to maximize net income. Therefore, the rates we charge our borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to preserve interest coverage to meet our financial objectives. Our key operating metrics are adjusted TIER and the adjusted debt to equity ratio. Our goal is to earn an annual minimum adjusted TIER of 1.10.

Results of Operations
For the year ended May 31, 2010, we earned an adjusted TIER of 1.12 compared with an adjusted TIER of 1.10 for the year ended May 31, 2009. Our adjusted net income for the year ended May 31, 2010 included the recognition of a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, related to its accessing of confidential and proprietary information from our password-protected website for members without proper authority. The adjusted TIER for the period excluding the settlement proceeds was 1.09. The primary items that affected our adjusted TIER during the year ended May 31, 2010 are described below.

Liquidity Management
Liquidity has been a primary concern of investors and the rating agencies since the financial crisis began in the fall of 2008. To help mitigate liquidity risks during the year ended May 31, 2010, we issued more term debt and relied less on lower-cost commercial paper. By issuing more long-term debt and maintaining our commercial paper issuance capacity in reserve, we reduced the risk associated with refinancing short-term debt maturities. During the year ended May 31, 2010, our average balance of commercial paper outstanding decreased by approximately 34 percent compared to the prior-year period. This change in the overall mix of funding to use more term debt was successful in mitigating liquidity risks, but prevented us from realizing the potential reduction to interest expense available through fully utilizing our commercial paper issuance authority in the current low interest rate environment. We expect to increase the use of commercial paper in our funding mix in fiscal year 2011 compared to the utilization during fiscal year 2010 to achieve our goal of a minimum adjusted TIER of 1.10.

High Corporate Debt Spreads
In October 2008, we issued a $1,000 million collateral trust bond maturing in 2018 with a coupon of 10.375 percent. There were a number of factors that influenced our decision to issue this debt at a time when the markets were experiencing a significant disruption. We had maturing debt requiring refinancing, we delayed a planned private placement of debt due to financial difficulties our financial partner was experiencing and there was increased demand for loan funds from our members. The issuance of this bond resulted in higher interest expense of $57 million more than if we issued the bond at an average cost of debt consistent with the cost of debt prior to the financial crisis, or 4.68 percent for the quarter ended August 31, 2008. During the year ended May 31, 2010, the spread over comparable treasuries on corporate bonds decreased significantly. In September 2009, we issued $250 million of 2.625 percent collateral trust bonds with a three-year maturity at a spread of 125 basis points and $250 million of 3.875 percent collateral trust bonds with a six-year maturity at a spread of 158 basis points. Corporate debt spreads have continued to tighten since that time.

Non-Accrual Loans
At May 31, 2010, we had $561 million of non-performing loans on non-accrual status, which resulted in approximately $29 million of foregone interest for the year ended May 31, 2010, the majority of which related to our non-performing loan to Innovative Communication Corporation (“ICC”). At May 31, 2010, we also had a $462 million restructured loan to Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”) on non-accrual status. We are not recognizing interest income on this loan; however, as long as it remains on non-accrual status, we experience a reduction in the calculated impairment and, therefore, our required allowance for loan losses. CoServ is required to make quarterly payments to us totaling $28 million each year as part of their restructured loan agreement. Currently, the application of the $28 million of payments to reduce the principal balance over the next 12 months results in a reduction of $21 million to the calculated impairment. In addition, CoServ’s effective rate utilized to calculate impairment on the loans outstanding from us has a variable-rate component. Based on CoServ’s current loan balance at May 31, 2010, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals for CoServ.

Deterioration in Collateral Value for Impaired Loans
During the years ended May 31, 2010 and 2009, we increased the specific reserve of our loan loss allowance by $44 million and $130 million, respectively, to reflect the estimated deterioration to the value of the operating companies comprising the collateral for our impaired loans to ICC. Our adjusted TIER would have been 1.16 and 1.26 for the years ended May 31, 2010 and 2009, respectively, without the deterioration to the estimated fair value of this collateral. We expect to acquire ICC’s assets during fiscal year 2011 as a result of bankruptcy proceedings and will report them as foreclosed assets on the consolidated balance sheet. Foreclosed assets are initially recorded at fair value and periodically reviewed for impairment. At this time, it is not possible to determine if future deterioration to the estimated fair value of these assets could result in the recognition of an impairment over the next 12 months.

Effect of Competition and Economic Recession on Loan Portfolio
Competition for our members’ lending business increased over the past year and affected our ability to grow or sustain loan volume and resulted in increased pressure on pricing considerations. In addition, the economic recession lowered demand for loan funds from our members, in part due to reluctance to commit to large capital projects.

Financial Condition
Outstanding Loan Balances
The primary reasons for the $850 million decline to loans outstanding during fiscal year 2010 were the approximately $460 million of repayments from power supply bridge loans with loan funds from RUS as anticipated, the general decline in construction of distribution infrastructure due to the economic downturn, the lower use of lines of credit from distribution members and the sale of $107 million in existing distribution loans to the Federal Agricultural Mortgage Corporation during the period. We advance loans to our power supply systems that request funding from RUS to provide financial support between the time the loan from RUS is requested and the time it is funded. These bridge loans will generally be outstanding for no longer than five years. We also established a program under which we facilitate the sale of loans we originate to the Federal Agriculture Mortgage Corporation which provides a lower cost option for our members as compared to the interest rates on our loans. All loans sold to the Federal Agricultural Mortgage Corporation are sold at par, and we retain the servicing rights. During fiscal year 2011, we expect our loan volume to decrease primarily due to anticipated RTFC loan prepayments and the settlement of ICC as the acquired assets will be reported as foreclosed assets. Our intention is to focus our lending on our electric systems while decreasing our telecommunications exposure through RTFC. We expect our electric loans to slightly decrease during fiscal year 2011 as a result of loan sales to other financial institutions.

Adjusted Debt to Equity Ratio
Our adjusted debt to equity ratio at May 31, 2010 was 5.93, a reduction from 6.59 at May 31, 2009. We took a number of steps over the past two years to lower our adjusted debt to equity ratio as described below. Our decrease to loans outstanding at May 31, 2010 also contributed to the decrease in the adjusted debt to equity ratio.

In November 2008, we began to offer member capital securities to our members, and since that time we sold approximately $398 million. Member capital securities are voluntary investments by members in our subordinated certificates with a 35-year maturity. The member capital securities were initially offered with an interest rate of 7.50 percent, and on January 1, 2010, the rate for new member capital securities was lowered to 5.00 percent. Member capital securities are callable at par at our option five years from the date of issuance and anytime thereafter. The member capital securities are subordinated to all other debt outstanding and are on par with all other forms of subordinated certificates. Member capital securities are classified as equity rather than debt in the adjusted debt to equity ratio.

In June 2009, CFC’s Board of Directors approved a change in its patronage capital retirement guidelines. CFC now retires 50 percent of the prior year’s net earnings allocated to members following the end of each fiscal year, which is a reduction from 70 percent. CFC holds the remaining 50 percent for 25 years, which represents an extension of the prior hold period of 15 years. This change to the retirement guidelines is expected to significantly increase retained equity over the next 10 years. CFC’s Board of Directors must approve the annual allocation and retirement of patronage capital and may adjust these to increase or decrease the amount allocated or retired.

In July 2010, we provided the required call notice on our $125 million 6.75 percent subordinated deferrable debt securities due 2043. The $125 million of subordinated deferrable debt will be redeemed at par plus accrued and unpaid interest on September 1, 2010. Current market conditions will allow this subordinated deferrable debt to be refinanced at significantly lower interest rates that will reduce interest expense in future years, however there will be minimal interest savings in fiscal year 2011 due to the write-off of $4 million of unamortized issuance costs at the redemption date.

We expect that the efforts we have taken over the past few years to increase member investment in subordinated certificates and to adjust our patronage capital retirement policy will result in a greater retention of adjusted equity and, therefore, a lower adjusted debt to equity ratio. While the above actions and the anticipated decrease to loans outstanding help to lower the adjusted debt to equity ratio, the reduction is expected to be offset by an increase in the adjusted debt to equity ratio due to the redemption of the $125 million subordinated deferrable debt. In our adjusted debt to equity calculation, we consider the subordinated deferrable debt to be equity, as it has many equity-like characteristics, such as very long maturity, subordination to all other debt we issue other than members’ subordinated certificates and our right to defer interest payments for up to five years. As a result, we anticipate that there will be a small increase in the adjusted debt to equity ratio at May 31, 2011 compared to May 31, 2010.

Liquidity
The investing community and rating agencies placed a premium on liquidity after the financial crisis in the fall of 2008. As mentioned above, some of the actions we took to mitigate liquidity concerns have been successful, but resulted in higher interest expense than we could have otherwise achieved. During the year ended May 31, 2010, we kept commercial paper issuance capacity in reserve by issuing longer term debt. As a result, our average balance of commercial paper outstanding during the year ended May 31, 2010 is substantially lower than in the prior year. Commercial paper provides our lowest cost variable-rate funding.

It is our belief that we have sufficient sources of liquidity to meet all debt refinancing and member loan needs over the next 12 to 18 month period.

We have long-term debt maturing in the next 12 months totaling $2,312 million at May 31, 2010. As presented in our projected sources and uses of liquidity chart on page 57, we believe over the next six quarters, our long-term advances will be approximately $64 million greater than the repayments on our long-term loans, which will increase the need for liquidity slightly over that period.

We expect that we have the market access to increase the use of commercial paper funding in fiscal year 2011. We use our bank line facilities as backup support for our commercial paper program. In March 2010, we replaced our 364-day $1,000 million revolving credit agreement with a $1,300 million three-year revolving credit agreement. Subsequent to the renewal, also in March 2010, we increased our available credit under the facility by $35 million to a total of $1,335 million. This new facility, along with our two five-year revolving credit agreements, now provides us with $3,351 million of liquidity support at May 31, 2010.

At May 31, 2010, we have $813 million available under our note purchase agreements with the Federal Agricultural Mortgage Corporation, subject to market conditions. We also expect to maintain the ability to obtain funding through the capital markets. We qualify as a well-known seasoned issuer and have effective registration statements on file with the Securities and Exchange Commission to issue an unlimited amount of collateral trust bonds, medium-term notes and member capital securities. From February 2009 through November 2009, we issued a significant amount of retail notes under our medium-term notes shelf registration statement. There has not been a need for us to obtain additional market funding since November 2009 and we have not posted retail notes for sale; however, we believe such market funding is available to us.

Critical Accounting Policies and Estimates

Our significant accounting principles, as described in Note 1, General Information and Accounting Polices, to the consolidated financial statements are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

We identified the allowance for loan losses and the determination of fair value of certain items on our balance sheet as critical accounting policies because they require significant estimations and judgments by management. The more judgmental estimates are summarized below. We identified and described the development of the variables most important in the estimation process. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs required for estimation. Where alternatives exist, we used the factors we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could affect net income. Separate from the possible future effect to net income from our model inputs, market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways, and the resulting volatility could have a significant, negative effect on future operating results.

Below is a description of the process used in determining the adequacy of the allowance for loan losses and the determination of fair value for certain items on our balance sheet.

Allowance for Loan Losses
At May 31, 2010 and 2009, our loan loss allowance totaled $593 million and $623 million, representing 3.07 percent and 3.09 percent of total loans outstanding, respectively. GAAP requires loans receivable to be reported on the consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio. We calculate the loan loss allowance on a quarterly basis. The loan loss allowance is calculated by segmenting the portfolio into three categories of loans: impaired, high risk and general portfolio. There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required by each of the three categories. Management uses its best estimates, based upon available market data and/or projections of future cash flows. However, because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements.

Impaired Loans
We calculate the impairment on loans based on GAAP. A loan is impaired when a creditor does not expect to collect all principal and interest due under the original terms of the loan, other than an insignificant delay or an insignificant shortfall in amount. We review our portfolio to identify indicators of impairment at least quarterly. Factors considered in determining an impairment include, but are not limited to:
•	the review of the borrower’s audited financial statements and interim financial statements if available,
•	the borrower’s payment history,
•	communication with the borrower,
•	economic conditions in the borrower’s service territory,
•	pending legal action involving the borrower,
•	restructure agreements between us and the borrower and
•	estimates of the value of the borrower’s assets that have been pledged as collateral to secure our loans.

We calculate the impairment by comparing the recorded investment in the loan to the present value of the expected future cash flows associated with the loan discounted at the effective interest rate on the loans at the time the loans became impaired. If the current balance in the receivable is greater than the net present value of the future payments discounted at the effective interest rate at the time the loans became impaired, the impairment is equal to that difference. If it is not possible to estimate the future cash flows associated with a loan, the loan is collateral dependent or foreclosure is probable, then the impairment calculation is based on the fair value of the collateral for the loan.

At May 31, 2010 and 2009, there is a total specific loan loss allowance balance of $437 million and $414 million for impaired loans totaling $1,064 million and $1,056 million, respectively, representing 41 percent and 39 percent, respectively, of total impaired loans. The $437 million and $414 million specific loan loss allowance balance represented 74 percent and 66 percent of the total loan loss allowance at May 31, 2010 and 2009, respectively. For certain impaired loans at May 31, 2010 and 2009, the effective interest rate at the time of impairment included a variable-rate component. As a result, the calculated impairment for these loans increases or decreases with changes in short-term and long-term variable interest rates. Based on the current balance of impaired loans at May 31, 2010, a 25 basis point increase or decrease to our variable interest rates would result in an increase or decrease, respectively, of approximately $9 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

In calculating the impairment on a loan, the estimates of the expected future cash flows or collateral value are the key estimates made by management. Changes in the estimated future cash flows or collateral value affect the amount of the calculated impairment. The change in cash flows required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the effective interest rate at the time the loans became impaired and the amount of the loan outstanding. Estimates are not used to determine our investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date, and the discount rate is equal to the interest rate on the loans at the time the loans became impaired.

High Risk Loans
We define a loan exposure as high risk when:
•	the borrower has a history of late payments;
•	the borrower’s financial results do not satisfy loan financial covenants;
•	the borrower contacts us to discuss pending financial difficulties; or
•	for some other reason, we believe the borrower’s financial results could deteriorate resulting in an elevated potential for loss.

Our Corporate Credit Committee determines which loans to classify as high risk. The committee meets at least quarterly to review all loan facilities with an internal risk rating above a certain level.

The Corporate Credit Committee sets the required loss allowance for each borrower based on their facts and circumstances, such as:
•	the borrower’s financial condition;
•	the borrower’s payment history;
•	our estimate of the collateral value;
•	pending litigation, if any; and
•	other factors.

This is a subjective exercise where the Corporate Credit Committee uses the available information, as well as an established set of criteria, to make its best estimate of the loss allowance. At any reporting date, the loss allowance required could vary significantly depending on the facts and circumstances, which could include, but are not limited to:
•	changes in collateral value;
•	deterioration in financial condition;
•	bankruptcy of the borrower;
•	payment default on our loans; and
•	other factors.

The borrowers in the high risk loans category will generally either move to the impaired loans category or back to the general portfolio within 12 to 24 months. At May 31, 2010 and 2009, the loss allowance was $3 million and $11 million for the $18 million and $30 million of exposure classified as high risk, representing coverage of 17 percent and 37 percent, respectively. The $3 million and $11 million loan loss allowance for the high risk loans category represented 0.5 percent and 2 percent of the total loan loss allowance at May 31, 2010 and 2009, respectively.

General Portfolio
The general portfolio of loans consists of all loans not specifically identified in the impaired or high risk categories. We determine the required loan loss allowance for the general portfolio by using our internal risk rating system, Standard & Poor’s historical default data on corporate bonds and our specific loss recovery data. We use the following factors to determine the loan loss allowance for the general portfolio category:

•	Internal risk ratings. We maintain risk ratings for each credit facility outstanding to our borrowers. The ratings are updated at least annually and are based on the following:
-	general financial condition of the borrower;
-	our estimated value of the collateral securing our loans;
-	our judgment of the borrower’s management;
-	our judgment of the borrower’s competitive position within its service territory and industry;
-	our estimate of the potential impact of proposed regulation and litigation; and
-	other factors specific to individual borrowers or classes of borrowers.
•
Standard corporate bond default table. The table provides expected default rates based on rating level and the remaining maturity of the bond. We use the standard default table for all corporate bonds published by Standard and Poor’s Corporation to assist in estimating our loan loss allowance because we have limited history from which to develop loss expectations.

•	Recovery rates. Estimated recovery rates based on historical experience of loan balance at the time of default compared with the total loss on the loan to date.

We aggregate the loans in the general portfolio by borrower type (distribution, power supply, telecommunications, associate and NCSC) and by internal risk rating within borrower type. We correlate our internal risk ratings to the ratings used in the standard default table for borrowers with ratings from Standard and Poor’s Corporation and based on a standard matching used by banks.

At May 31, 2010 and 2009, we had a total of $18,019 million and $18,858 million of loans, respectively, in the general portfolio. This total excludes $237 million and $244 million of loans at May 31, 2010 and 2009, respectively, that have a U.S. government guarantee of all principal and interest payments. We do not maintain a loan loss allowance on loans that are guaranteed by the U.S. government. At May 31, 2010 and 2009, we have a total loss allowance of $122 million and $162 million, respectively, for loans in the general portfolio representing coverage of 0.7 percent and 0.9 percent, respectively, of the total loans for the general portfolio.

In addition to the loan loss allowance for the general portfolio as calculated above, we maintain an unallocated reserve to cover the additional risk associated with large loan exposures and to cover economic and environmental factors that may be currently affecting the financial results of borrowers, but have not materialized in the borrower’s annual audited financial statements.

The first component of the unallocated reserve is a single obligor reserve to cover the additional risk related to large loan exposures. We set the exposure threshold at 1 percent of total loans and guarantees outstanding and provide coverage equal to 1 percent times the internal risk rating associated with the loan exposure. We believe this reflects our assessment of the additional risk related to large loan exposures. At May 31, 2010 and 2009, our single obligor reserve was $28 million and $30 million, respectively.

The second component of the unallocated reserve is an economic and environmental reserve to cover factors we believe are currently affecting the financial results of borrowers, but are not reflected in our internal risk rating process and, therefore, present an increased risk of losses incurred as of the balance sheet date. We use annual audited financial statements from our borrowers as part of our internal risk rating process. There could be a lag between the time various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and therefore the internal risk rating we determine for the borrower. Our Corporate Credit Committee makes a quarterly determination of the percentage of general loan loss allowance to be held and the portions of the loan portfolio that the additional loan loss allowance percentage shall be applied. This reserve component may be set at up to 10 percent of the amount of the calculated general loan loss allowance for each type of loan exposure. At May 31, 2010, the Corporate Credit Committee set the economic and environmental component of the unallocated reserve to be $3 million, representing 2 percent of the general reserve held for electric and NCSC loans and 7 percent of the general reserve held for telecommunications loans. This amount took into consideration the effect on electric and telecommunications borrowers from (1) the current economic downturn, (2) the increase in the unemployment rate, (3) the decline in the housing market that led to a significant increase in foreclosures and, (4) specifically for telecommunications borrowers, reduced discretionary spending for telecommunications services, increased competition from wireless providers and continued loss of access lines among rural local exchange carriers. At May 31, 2009, the economic and environmental component of the unallocated loan loss allowance was $6 million representing 3.5 percent of the general reserve held for electric and NCSC loans and 5 percent of the general reserve held for telecommunications loans.

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

Management makes recommendations regarding loans to be written off to the CFC Board of Directors. In making its recommendation to write off all or a portion of a loan balance, management considers various factors including cash flow analysis and collateral securing the borrower’s loans.

Fair Value
We determined the accounting for certain items on our balance sheet at fair value to be a critical accounting policy because of the subjective nature and the requirement for management to make significant estimations in determining the amounts to be recorded. Different assumptions and estimates could also be reasonable, and changes in the assumptions used and estimates made could have a material effect on our financial statements.

The primary instruments recorded on our balance sheet at fair value are derivative financial instruments. Derivative instruments must be recorded on the balance sheet as either an asset or liability measured at fair value. Since these instruments generally do not qualify for hedge accounting, the accounting standards require that we record all changes in fair value through earnings. We record the change in the fair value of derivatives instruments, along with realized gains and losses from cash settlements, in the derivative gain (losses) line item of the consolidated statement of operations each reporting period.

Since there is not an active secondary market for the types of derivative instruments we use, we obtain market quotes from our dealer counterparties. The market quotes are based on the expected future cash flow and estimated yield curves. We perform our own analysis to confirm the values obtained from the counterparties. The counterparties estimate future interest rates as part of the quotes they provide to us. We adjust all derivatives to fair value on a quarterly basis. The fair value we record will change as estimates of future interest rates change. To estimate the impact of changes to interest rates on the forward value of derivatives, we would need to estimate all changes to interest rates through the maturity of our outstanding derivatives. The maturities of our derivatives in the current portfolio run through 2045. Since many of the derivative instruments we use for risk management have such long-dated maturities, the valuation of these derivatives may require extrapolation of market data that is subject to significant judgment. Accounting standards on fair value require that credit risk be considered in determining the market value of any asset or liability carried at fair value. We adjust the market values of our derivatives received from the counterparties based on our counterparties’ and our credit spreads observed in the credit default swap market. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to the creditor.

In addition to the valuation associated with derivative financial instruments, we also present foreclosed assets at fair value when initially recorded on the balance sheet. Subsequently, foreclosed assets are periodically revised for impairment. Our foreclosed assets do not meet the criteria to be classified as held for sale. If an impairment loss is recognized on our foreclosed assets, the adjusted carrying amount of the foreclosed assets becomes the new cost basis. Restoration of any recognized impairment loss is prohibited under GAAP, even when the fair value of the foreclosed assets increases subsequent to our recognition of impairment.

In many instances the valuation of these assets are judgmental and dependent upon comparisons to similar assets or estimations of future cash flows that are expected to be generated by the underlying foreclosed properties. In both of these instances, management uses its best estimates, based upon available market data and/or projections of future cash flows. However, because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update, Fair Value Measurements and Disclosures, which requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. This accounting standard clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs, and valuation techniques and requires the disclosure of gross transfers in and out of Level 3 of the fair value hierarchy, effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted. Our adoption of this portion of the accounting standard in the first quarter of fiscal year 2012 is not expected to have material impact on our financial position and results of operations. We adopted the portion of this standard related to separately disclosing transfers of instruments between Level 1 and Level 2 of the fair value hierarchy in the third quarter of fiscal year 2010.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires new disclosures, and clarifies existing disclosure requirements, for financing receivables, which includes loans, lease receivables, and other long-term receivables. Additional disclosures required include the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance requires us to separately disaggregate new and existing disclosures based on how we develop our allowance for credit losses and how we manage credit exposures. The amendments that require disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010, which we will adopt in the third quarter of fiscal year 2011. The amendments that require disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010, which we will adopt in the fourth quarter of fiscal year 2011. Our adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Results of Operations

Reclassifications of prior-period amounts for fiscal years 2009 and 2008 have been made to conform to the current reporting format for the following two items. Noncontrolling interest was reclassified to consolidated net income for the years ended May 31, 2009 and 2008 to comply with new accounting standards adopted on June 1, 2009. In addition, the derivative cash settlements and derivative forward value line items were combined and reported as derivative losses in the non-interest income section of the consolidated statement of operations to conform to the May 31, 2010 presentation.

The following table presents the results of operations for the years ended May 31, 2010, 2009 and 2008.

	For the year ended May 31,			Change from previous year
(dollar amounts in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Interest income	$1,043,635}	$1,070,764	$1,051,393	$(27,129)	$19,371
Interest expense	(912,111)	(935,021)	(931,268)	22,910}	(3,753)
Net interest income	131,524}	135,743	120,125	(4,219)	15,618
Recovery of (provision for) loan losses	30,415}	(113,699)	30,262	144,114}	(143,961)
Net interest income after recovery of (provision for) loan losses	161,939}	22,044	150,387	139,895}	(128,343)

Non-interest income:
Fee and other income	17,711}	13,163	19,608	4,548}	(6,445)
Settlement income	22,953}	-	-	22,953}	-
Derivative losses	(20,608)	(47,028)	(71,710)	26,420}	24,682
Results of operations from foreclosed assets	1,122}	3,774	7,528	(2,652)	(3,754)
Total non-interest income	21,178}	(30,091)	(44,574)	51,269}	14,483

Non-interest expense:
Salaries and employee benefits	(39,113)	(36,865)	(36,428)	(2,248)	(437)
Other general and administrative expenses	(31,839)	(23,977)	(24,041)	(7,862)	64
Recovery of (provision for) guarantee liability	5,281}	(1,615)	3,104	6,896}	(4,719)
Market adjustment on foreclosed assets	(6,591)	(8,014)	(5,840)	1,423}	(2,174)
Loss on early extinguishment of debt	-}	-	(5,509)	-}	5,509
Other	(604)	(353)	(788)	(251)	435
Total non-interest expense	(72,866)	(70,824)	(69,502)	(2,042)	(1,322)

Income (loss) prior to income taxes	110,251}	(78,871)	36,311	189,122}	(115,182)

Income tax benefit	296}	5,101	3,335	(4,805)	1,766
Net income (loss)	110,547}	(73,770)	39,646	184,317}	(113,416)
Less: Net (income) loss attributable to noncontrolling interest	(235)	3,900	6,099	(4,135)	(2,199)
Net income (loss) attributable to CFC	$110,312}	$(69,870)	$45,745	$180,182}	$(115,615)

TIER (1)	1.12}	-	1.04
Adjusted TIER (2)	1.12}	1.10	1.15
(1) For the year ended May 31, 2009, we reported a net loss of $74 million and, therefore, the TIER calculation for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative losses line item in the chart above. See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The following tables break out the average yield on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

	Average balances and interest rates – Assets

	Average volume			Interest income				Average yield
(dollar amounts in thousands)	2010	2009	2008	2010	2009		2008	2010	2009	2008

Long-term fixed-rate loans (1)	$15,456,301}	$15,052,425	$14,782,141	$897,648}	$890,367		$872,488	5.81%	5.92%	5.90%
Long-term variable-rate loans (1)	2,131,132}	2,255,538	1,803,553	78,518}	92,975		86,787	3.68	4.12	4.81
Short-term loans (1)	1,652,154}	1,895,563	1,310,313	56,055}	75,604		77,145	3.39	3.99	5.89
Non-performing loans	523,813}	495,014	504,310	-}	-	-	-	-}	-	-
Total	19,763,400}	19,698,540	18,400,317	1,032,221}	1,058,946		1,036,420	5.22	5.38	5.63
Investments (2)	550,597}	489,228	234,831	5,245}	5,683		7,394	0.95	1.16	3.15
Fee income	-}	-	-	6,169}	6,135		7,579	-}	-	-
Total	$20,313,997}	$20,187,768	$18,635,148	$1,043,635}	$1,070,764		$1,051,393	5.14	5.30	5.64
(1) Interest income on loans to members.
(2) Interest income on the investment of cash, debt securities and equity securities.

	Analysis of changes in interest income

	2010 vs. 2009			2009 vs 2008
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$23,889}	$(16,608)	$7,281}	$15,952}	$1,927}	$17,879}
Long-term variable-rate loans	(5,128)	(9,329)	(14,457)	21,750}	(15,562)	6,188}
Short-term loans	(9,708)	(9,841)	(19,549)	34,457}	(35,998)	(1,541)
Total interest income on loans (4)	9,053}	(35,778)	(26,725)	72,159}	(49,633)	22,526}
Investments	713}	(1,151)	(438)	8,010}	(9,721)	(1,711)
Fee income	-}	34}	34}	-}	(1,444)	(1,444)
Total interest income (4)	9,766}	(36,895)	(27,129)	80,169}	(60,798)	19,371}
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

During the year ended May 31, 2010, interest income decreased 3 percent compared to the prior-year period. The factors driving our interest income decrease during the year ended May 31, 2010 are the overall lower interest rate environment and pressure from competition. During the year ended May 31, 2009, interest income increased by $19 million, or 2 percent, compared to the prior-year period. The increase was due to a $1,298 million, or 7 percent, increase in average loan volume largely offset by a 25 basis point decline in the average yield earned on the portfolio due to lower variable interest rates. Additionally, non-accrual loans reduced interest income for both the current and prior-year periods.

The effect of changes to interest rates in the capital markets on our interest income is limited to a certain extent since 78 percent and 76 percent of our average loan balance was for long-term fixed-rate loans during fiscal years 2010 and 2009, respectively. The average long-term variable and short-term interest rates we offered for electric loans decreased 28 basis points and 38 basis points, respectively, for the year ended May 31, 2010 compared to the interest rates for the prior year. Since a high percentage of our loan portfolio was made up of long-term fixed-rate loans, the average yield on the loan portfolio during the year ended May 31, 2010 only decreased by 16 basis points compared to the prior-year period. Our average long-term variable and short-term interest rates on electric loans decreased 102 basis points and 148 basis points, respectively, during fiscal year 2009. Since a high percentage of our loan portfolio was made up of long-term fixed-rate loans, the average yield on the loan portfolio during the year ended May 31, 2009 only decreased 25 basis points compared to the prior-year period.

The average long-term fixed interest rates we offered on electric loans for the year ended May 31, 2010 decreased 74 basis points compared to the prior year. As a cost-based lender, we issue new loans with fixed rates based on our cost of debt at the time of the advance. The financial crisis beginning in September 2008 increased our cost of issuing new debt and, therefore, long-term fixed rates increased. As corporate spreads tightened during fiscal year 2010, we were able to lower our long-term fixed rates offered on new loans. The average long-term fixed interest rates we offered on electric loans during the year ended May 31, 2009 increased 62 basis points compared to the prior year.

A portion of the reduction in income, due to lower variable and fixed interest rates we charged on our loans during fiscal year 2010, is due to continued pressures from alternative sources of funding available to our members from RUS and CoBank, ACB. RUS, as a government agency, and CoBank, ACB, as a government-sponsored enterprise, generally have access to lower cost capital than all other competitors. Our members have the opportunity to consider other interest rate options at repricing, including refinancing with another lender. Furthermore, we developed and continue to offer attractively priced options for our members, such as the program under which we sell loans to the Federal Agricultural Mortgage Corporation at 100 percent of the principal amount while retaining the servicing rights. We expect to remain competitive with our interest rate pricing options by increasing the use of commercial paper, which is our lowest cost funding, in our funding mix in fiscal year 2011 as compared to the utilization over the past year.

At May 31, 2010, approximately 48 percent of the outstanding balance of our line of credit loans were priced at rates lower than our standard line of credit interest rates because of loan syndications and our need to competitively price these loans due to competition for the business. Of the line of credit loans priced lower than our standard rates at May 31, 2010, 32 percent were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and is based on current market conditions rather than our cost of funding.

Our non-performing and restructured loans on non-accrual status continue to affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	Reduction to interest income
(dollar amounts in thousands)	2010	2009	2008
Electric	$23,822}	$26,421	$33,400}
Telecommunications	29,028}	29,817	33,492}
Total	$52,850}	$56,238	$66,892}

The restructured loan to CoServ is on non-accrual status, however the decrease to interest income is largely offset by the reduction to the calculated impairment due to the principal payments, which results in a reduction to the required loan loss provision or a recovery for the period. During the year ended May 31, 2010, CoServ made scheduled payments of $28 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $22 million to the calculated impairment.

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

	Average balances and interest rates - Liabilities

	Average volume			Interest expense			Average cost
(dollar amounts in thousands)	2010	2009	2008 (7)	2010	2009	2008	2010	2009		2008 (7)
Commercial paper and bank bid
notes (1) (2)	$2,099,916}	$3,188,189	$2,719,598	$(7,489)	$(58,688)	$(122,786)	(0.36)%	(1.84)%		(4.51)%
Medium-term notes (1)	4,632,884}	5,278,445	5,115,940	(278,972)	(326,313)	(330,193)	(6.02)	(6.18)		(6.45)
Collateral trust bonds (1)	5,471,615}	5,232,731	4,880,885	(320,059)	(290,152)	(243,579)	(5.85)	(5.54)		(4.99)
Subordinated deferrable debt (1)	301,914}	294,592	301,771	(19,663)	(19,663)	(19,663)	(6.51)	(6.67)		(6.52)
Subordinated certificates (1)	1,750,077}	1,428,083	1,326,216	(79,391)	(55,330)	(48,717)	(4.54)	(3.87)		(3.67)
Long-term private debt (1)	4,656,934}	3,595,048	2,980,097	(184,958)	(164,306)	(151,694)	(3.97)	(4.57)		(5.09)
Total	18,913,340}	19,017,088	17,324,507	(890,532)	(914,452)	(916,632)	(4.71)	(4.81)		(5.29)
Debt issuance costs (3)	-}	-	-	(10,927)	(10,158)	(9,605)	-	-		-
Fee expense (4)	-}	-	-	(10,652)	(10,411)	(5,031)	-	-		-
Total	$18,913,340}	$19,017,088	$17,324,507	$(912,111)	$(935,021)	$(931,268)	(4.82)	(4.92)		(5.38)

Derivative cash settlements (5)	$11,397,281}	$12,764,394	$13,055,651	$(23,304)	$112,989	$27,033	(0.20)%	0.89}	%	0.21}	%
Adjusted interest expense (6)	18,913,340}	19,017,088	17,324,507	(935,415)	(822,032)	(904,235)	(4.95)	(4.32)		(5.22)
(1) Interest expense includes the amortization of discounts on debt.
(2) Average volume includes the daily liquidity fund.
(3) Interest expense includes amortization of all deferred charges related to debt issuances, principally underwriter’s fees, legal fees, printing costs and comfort letter fees. Amortization is calculated on the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized as incurred.
(4) Interest expense includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.
(5) For derivative cash settlements, average volume represents the average notional amount of derivative contracts outstanding, and the average cost represents the net difference between the average rate paid and the average rate received for cash settlements during the period.
(6) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.
(7) Average volume for medium-term notes has been revised to correct an error. As a result, total average volume, the average cost for medium-term notes and the average cost in total have been revised accordingly.

	Analysis of changes in interest expense

	2010 vs. 2009			2009 vs. 2008
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1) (7)	Average rate (2) (7)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$20,033}	$31,166}	$51,199}	$(21,156)	$85,254}	$64,098}
Medium-term notes	39,909}	7,432}	47,341}	(10,488)	14,368}	3,880}
Collateral trust bonds	(13,246)	(16,661)	(29,907)	(17,559)	(29,014)	(46,573)
Subordinated deferrable debt	(489)	489}	-}	468}	(468)	-}
Subordinated certificates	(12,475)	(11,586)	(24,061)	(3,742)	(2,871)	(6,613)
Long-term private debt	(48,533)	27,881}	(20,652)	(31,303)	18,691}	(12,612)
Total interest expense on debt (4)	(14,801)	38,721}	23,920}	(83,780)	85,960}	2,180}
Debt issuance costs	-}	(769)	(769)	-	(553)	(553)
Fee expense	-}	(241)	(241)	-	(5,380)	(5,380)
Total interest expense (4)	(14,801)	37,711}	22,910}	(83,780)	80,027}	(3,753)

Derivative cash settlements (5)	$(12,102)	$(124,191)	$(136,293)	$(603)	$86,559	$85,956
Adjusted interest expense (6)	4,485}	(117,868)	(113,383)	(88,343)	170,546	82,203
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
(5) For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements that resulted from the change in the average notional amount of derivative contracts outstanding. Variance due to average rate represents the change in derivative cash settlements that resulted from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(6) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.
(7) Average volume for medium-term notes has been revised to correct an error. As a result, changes due to average volume and average rate for medium-term notes, total interest expense and total adjusted interest expense have been revised accordingly.

During the year ended May 31, 2010, interest expense decreased 2 percent compared with the prior-year period. The largest factors contributing to this decrease were the reduction in both the average volume and average interest rates on our commercial paper and medium-term notes and the lower average rates on our long-term private debt during the year ended May 31, 2010 compared with the same prior-year period.

The lower interest rate environment for variable-rate debt in the capital markets significantly decreased the average interest rate on commercial paper issued during the year ended May 31, 2010 compared with the prior-year period. Although commercial paper is our lowest cost funding, we increased our term debt issuance during fiscal year 2010 to keep more commercial paper issuance capacity in reserve and help mitigate liquidity risk concerns in the capital markets. The lower average balance of commercial paper outstanding during the year ended May 31, 2010 tempered the reduction to interest expense we could have achieved by issuing more commercial paper during the period.

The average volume of medium-term notes decreased for the year ended May 31, 2010 mainly because of the maturity of $1,495 million of dealer medium-term notes in the first quarter of fiscal year 2010. Approximately $2,200 million of medium-term notes that matured during the year were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to the Federal Agricultural Mortgage Corporation totaling $625 million and the issuance of $565 million of new member and retail medium-term notes. The weighted average interest rate for medium-term notes decreased due to the maturity of higher-rated dealer medium-term notes of $1,250 million issued at a fixed rate of 5.75 percent resulting in a larger percentage of retail notes included in the balance at May 31, 2010 issued at a weighted average interest rate of 4.17 percent.

The weighted average rate for long-term private placement debt decreased primarily due to the $625 million in notes issued to the Federal Agricultural Mortgage Corporation during fiscal year 2010 with a lower interest rate compared with other private placement debt in place, primarily funding under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program.

Partially offsetting these decreases in interest expense were increases in average volume and the higher average interest rate for collateral trust bonds and subordinated certificates during the year ended May 31, 2010 compared to the prior-year period. We experienced a full year of higher interest expense during the current fiscal year from the 10.375 percent $1,000 million collateral trust bonds issued in October 2008 and the 7.50 percent member capital securities, which we started issuing in November 2008. Both 10.375 percent and 7.50 percent represent a significantly higher cost than our other sources of funding.

Interest expense increased by less than 1 percent in fiscal year 2009 compared to fiscal year 2008. This increase was due to the higher level of debt outstanding to fund loan growth partially offset by the 46 basis point decline in the overall cost of our debt. The decline in debt costs was primarily attributable to a decline in the cost of our short-term and variable-rate debt as a result of a lower interest rate environment compared to fiscal year 2008. The growth in debt outstanding was primarily attributed to amounts borrowed under the Guaranteed Underwriter program of the U.S. Department of Agriculture, notes payable issued to the Federal Agricultural Mortgage Corporation and new issuances of collateral trust bonds since May 31, 2008.

The adjusted interest expense, which includes all derivative cash settlements, was $935 million for the year ended May 31, 2010, compared to $822 million and $904 million for the years ended May 31, 2009 and 2008, respectively. The adjusted interest expense was higher during the year ended May 31, 2010 due partly to the decrease in cash settlement income as a result of a higher average rate paid on derivative instruments as discussed further below. The adjusted interest expense was lower during the year ended May 31, 2009 primarily due to the termination of swaps during fiscal year 2009 that resulted in a $97 million gain recognized as a cash settlement. These changes in derivative cash settlements were partially offset by the changes to interest expense noted above. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The following tables represent a summary of the effect on net interest income and adjusted net interest income from changes in the components of total interest income and total interest expense described above. The following tables also summarize the net yield and adjusted net yield and the changes to net interest income and adjusted net interest income due to changes in average volume versus changes to interest rates.

	Average interest rates – Assets and Liabilities

	For the year ended May 31,
	2010	2009		2008	2010		2009		2008
(dollar amounts in thousands)	Interest income (expense)				Average yield (cost)
Total interest income	$1,043,635}	$1,070,764}	$$	1,051,393}	5.14}	%	5.30}	%	5.64}	%
Total interest expense	(912,111)	(935,021)		(931,268)	(4.82)		(4.92)		(5.38)
Net interest income/Net yield (cost)	$131,524}	$135,743}	$$	120,125}	0.32}	%	0.38}	%	0.26}	%
Derivative cash settlements	(23,304)	112,989}		27,033}	(0.20)		0.89}		0.21}
Adjusted net interest income/Adjusted net yield (1)	108,220}	248,732}		147,158}	0.19}		0.98}		0.42}
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	2010 vs. 2009			2009 vs. 2008
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$(5,035)	$816}	$(4,219)	$(3,611)	$19,229	$15,618
Increase (decrease) in adjusted net interest income	14,251}	(154,763)	(140,512)	(8,174)	109,748	101,574
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

During the year ended May 31, 2010, the decrease in interest income due to the 16 basis point decline in the average yield of the loan portfolio was offset by the 10 basis point decrease in the overall cost of debt. As a result, net interest income decreased $4 million for the year ended May 31, 2010 compared with the prior-year period primarily due to issuing more term debt and relying less on lower-cost commercial paper. This change in the overall mix of funding was successful in mitigating liquidity risks, but prevented us from realizing the potential reduction to interest expense available through fully utilizing our commercial paper issuance authority in the current low interest rate environment.

The $16 million increase in net interest income for the year ended May 31, 2009 compared with the prior-year period was due primarily to:
•	the 46 basis point decrease in the overall cost of debt, and
•	the $1,298 million, or 7 percent, increase in average loan volume offset by
•	the $1,693 million, or 10 percent, increase in the average debt volume due to the increase in average loan volume and the prefunding of maturing debt, and
•	the 25 basis point decline in the yield of our loan portfolio.

The adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2010 was $108 million, a decrease compared to $249 million and $147 million for the years ended May 31, 2009 and 2008, respectively. Adjusted net interest income decreased during fiscal year 2010 and increased during fiscal year 2009 compared to the prior year periods primarily due to cash settlements income resulting from terminated interest rate swaps during fiscal year 2009 as discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of/Provision for Loan Losses
The recovery of loan losses of $30 million for the year ended May 31, 2010 was primarily due to decreases of $40 million and $8 million to the reserves for our general and high risk portfolios, respectively, offset by a $23 million increase to the reserve for impaired borrowers. Additionally, there was a $5 million decrease to the unallocated reserve associated with large loan exposures, as well as economic and environmental factors that we are aware of, but are not yet reflected in the borrowers’ annual audited financial statements. The decrease in the reserves for the general and high risk portfolios was driven by updated credit default information for corporate bonds obtained from Standard and Poor’s Corporation, as well as improvement to the average internal risk rating for borrowers in the general portfolio and a reduction to loans outstanding in the general and high risk categories. The reserve for impaired loans increased $23 million during fiscal year 2010 due to a $44 million reduction in the estimated fair value of the collateral supporting our loan exposure to ICC and the addition of an impaired loan at May 31, 2010, partly offset by the $28 million decrease to the CoServ impairment due to payments received and the net decrease in our variable interest rates. See Non-performing Loans in the Financial Condition section for additional discussion on our non-performing loans. The decline in the fair value of the collateral supporting the ICC loans (also known as the Group 1 Assets) during fiscal year 2010 was principally driven by lower projected revenues for ICC’s operations due to the economic recession and competition, as well as higher projected capital expenditures required for infrastructure investment.

We recorded a loan loss provision of $114 million for the year ended May 31, 2009, compared with a $30 million recovery for the prior-year period. The loan loss provision for the year ended May 31, 2009, was primarily due to a reduction in the fair value of the collateral supporting our exposure to ICC. The increase in the loan loss provision for ICC was partly offset by payments received and changes in estimates of future expected cash flows for certain other impaired loans.

Non-interest Income
Non-interest income increased by $51 million and $14 million for the years ended May 31, 2010 and 2009, respectively, compared with the prior-year periods. The primary reasons for the increases are the decreases of $26 million and $25 million to derivative losses for the years ended May 31, 2010 and 2009, respectively, compared with the same prior-year periods. Additionally, we recognized a one-time gain of $23 million during the year ended May 31, 2010 for the proceeds of a settlement with CoBank, ACB.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below for the year ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Derivative cash settlements	$(23,304)	$112,989	$27,033
Derivative forward value	2,696}	(160,017)	(98,743)
Derivative losses	$(20,608)	$(47,028)	$(71,710)

The derivative forward value, which represents the change in fair value of our interest rate swaps during the reporting period, remained relatively flat during fiscal year 2010 as increases in the derivative forward value due to changes in the composition of our derivative portfolio were offset by decreases due to changes in expectations for interest rates. During the low interest rate environment of the past three years, our pay variable/receive fixed interest rate swaps had a higher fair value than our pay fixed/receive variable interest rate swaps. The percentage of our pay variable/receive fixed interest rate swaps to the overall portfolio increased to 50 percent at May 31, 2010 from 45 percent at May 31, 2009 and 41 percent at May 31, 2008. Derivative forward value gains due to a shift in the mix toward more pay variable/receive fixed interest rate swaps during fiscal year 2010 were minimized by changes in interest rate expectations at May 31, 2010 compared with estimates at May 31, 2009. The shift to a low interest rate environment during fiscal year 2009 and 2008 combined with the majority of our swaps being pay fixed/receive variable resulted in a lower estimated forward value during those periods. The derivative forward value during the year ended May 31, 2009 also includes the reversal of a $97 million derivative asset related to terminated interest rate swaps.

Cash settlements decreased during fiscal year 2010 compared to the prior-year period due to the $97 million of realized cash settlement income resulting from the terminations noted above. Additionally, the low interest rate environment, combined with the majority of our interest rate swaps being pay fixed/receive variable through the first half of fiscal year 2010, resulted in an average interest rate paid for cash settlements that was greater than the average interest rate received during fiscal year 2010. Cash settlements increased during fiscal year 2009 compared to the prior-year period due to the $97 million of realized cash settlement income, as well as income of $7 million representing the estimated recovery of a counterparty claim, partially offset by the affect of lower interest rates as we received a variable rate on the majority of our derivative contracts as noted above.

Non-interest income for the year ended May 31, 2010 was further affected by the $23 million one-time settlement gain from CoBank, ACB. On February 25, 2010, CoBank, ACB, agreed to a settlement related to our discovery that for a period of years, CoBank, ACB, employees improperly accessed confidential and proprietary information from our password-protected website for members. The settlement included a monetary payment of $23 million to us, as well as non-monetary commitments, including an agreement not to engage in the challenged conduct in the future. The settlement income is net of legal and other related expenses.

Non-interest Expense
The $2 million increase to non-interest expense for the year ended May 31, 2010 compared with the prior-year period was primarily due to the $2 million increase to salaries and employee benefits and $8 million increase to other general and administrative expenses, offset by the $5 million recovery of guarantee liability for the year ended May 31, 2010 compared with the $2 million provision for the prior-year period and the change in the fair value of foreclosed assets as described further below. The $8 million increase to other general and administrative expenses during the year ended May 31, 2010 was primarily due to the increase in legal fees and other expenses related to our effort to acquire the operating companies that comprise the collateral for our ICC loan exposure, including obtaining regulatory approvals. The $5 million recovery of guarantee liability is primarily due to the decrease of guarantees outstanding. Guarantees decreased by $104 million during the year ended May 31, 2010.

The $1 million increase to non-interest expense for the year ended May 31, 2009 compared with the prior-year period was primarily due to the $2 million provision for guarantee liability for the year ended May 31, 2009 compared to the $3 million recovery of guarantee liability for the prior year-end period and the $2 million increase in loss recorded to the fair value of foreclosed assets offset by the $6 million loss on early extinguishment of debt for the year ended May 31, 2008. The increase to the provision for guarantee liability during the year ended May 31, 2009 was primarily due to the $238 million increase in guarantees outstanding.

Non-interest expense for the years ended May 31, 2010, 2009 and 2008 included market adjustments on foreclosed assets of $7 million, $8 million and $6 million, respectively. The balance of foreclosed assets includes two land development loans and limited partnership interests in certain real estate developments for all periods presented. The collateral for both land development loans includes developed lots and land, raw land and underground mineral rights. During the years ended May 31, 2010, 2009 and 2008, the reduction to the fair value of the collateral supporting these land development loans was primarily due to residential home market weakness, which caused lot sales to slow down, and the troubled commercial real estate market. Additionally, in fiscal year 2009 lower natural gas prices, which influence the fair value of the mineral rights, resulted in a decrease in the fair value of the underlying collateral. At May 31, 2010, both land development loans were impaired and on non-accrual status.

Net Income (Loss)
The change in the items described above resulted in net income of $111 million for the year ended May 31, 2010. During the years ended May 31, 2009 and 2008, we had a net loss of $74 million and net income of $40 million, respectively. The adjusted net income, which excludes the effect of the derivative forward value, was $108 million, $86 million and $138 million for the years ended May 31, 2010, 2009 and 2008, respectively.

Noncontrolling Interest
Noncontrolling interest for the year ended May 31, 2010 represents $0.6 million of net loss for RTFC and $0.8 million of net income for NCSC compared with an RTFC net loss of $1 million, and $3 million of NCSC’s total net loss of $9 million for the year ended May 31, 2009. During the year ended May 31, 2009, NCSC’s net loss exceeded its equity balance by $6 million primarily due to NCSC’s $12 million in derivative forward value losses during the period. Under prior accounting standards, CFC was required to absorb the excess NCSC loss. Based on the provisions of new accounting standards applied prospectively starting June 1, 2009, the noncontrolling interest is required to absorb the full amount of its losses, even if the losses exceed its equity balance. Noncontrolling interest net losses for the year ended May 31, 2008 of $0.3 million and $5.8 million for RTFC and NCSC, respectively, represented the total RTFC and NCSC net loss since noncontrolling interest losses did not exceed the related equity during that period.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. For the years ended May 31, 2010 and 2009, the fixed charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation. For the year ended May 31, 2008, the ratio of earnings to fixed charges is the same calculation as TIER since we did not have any capitalized interest during that period. See Results of Operations for a discussion of TIER and adjustments that we make to the TIER calculation.

	For the year ended May 31,
(dollar amounts in thousands)	2010	2009	2008
Income (loss) prior to cumulative effect of
change in accounting principle	$110,547}	$(73,770)	$39,646
Add: fixed charges	912,227}	935,194	931,268
Less: interest capitalized	(116)	(173)	-
Earnings available for fixed charges	$1,022,658}	$861,251	$970,914

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$912,111}	$935,021	$931,268
Interest capitalized	116}	173	-
Total fixed charges	$912,227}	$935,194	$931,268
Ratio of earnings to fixed charges (1)	1.12}	-	1.04
(1) For the year ended May 31, 2009, earnings were insufficient to cover fixed charges by $74 million.

Financial Condition

Loan and Guarantee Portfolio Assessment
Loan Programs
We are a cost-based lender that offers long-term fixed and variable-rate loans and short-term variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

The following table summarizes loans outstanding by type and by segment at May 31:

(dollar amounts in millions)	2010		2009		2008		2007		2006
Loans by type (1) (2):	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$15,413	80%	$14,602	73%	$15,205	80%	$14,663	81%	$14,547	79%
Long-term variable-rate loans	2,089	11	3,244	16	1,882	10	1,994	11	2,525	14
Loans guaranteed by RUS	237	1	244	1	250	1	256	1	261	1
Total long-term loans	17,739	92	18,090	90	17,337	91	16,913	93	17,333	94
Short-term loans	1,599	8	2,098	10	1,690	9	1,215	7	1,028	6
Total loans	$19,338	100%	$20,188	100%	$19,027	100%	$18,128	100%	$18,361	100%

Loans by segment (1):
CFC:
Distribution	$13,459	70%	$13,730	68%	$13,438	71%	$12,828	71%	$12,859	70%
Power supply	3,770	19	4,268	21	3,339	17	2,858	16	2,811	15
Statewide and associate	86	-	93	1	109	1	119	1	125	1
CFC total	17,315	89	18,091	90	16,886	89	15,805	88	15,795	86
RTFC	1,672	9	1,680	8	1,727	9	1,860	10	2,162	12
NCSC	351	2	417	2	414	2	463	2	404	2
Total	$19,338	100%	$20,188	100%	$19,027	100%	$18,128	100%	$18,361	100%
(1) Includes loans classified as restructured and non-performing.
(2) Loans are classified as long-term or short-term based on their original maturity.

Our loans outstanding decreased by $850 million, or 4 percent, for the year ended May 31, 2010. The primary reasons for this decline were the approximately $460 million of repayments from power supply bridge loans with loan funds from RUS as anticipated, the general decline in construction of distribution infrastructure lending due to the economic downturn, the lower use of lines of credit from distribution members and the sale of $107 million in existing distribution loans (the remaining $21 million of loan sales were for new advances) to the Federal Agricultural Mortgage Corporation during the period.

The percentage of long-term fixed-rate loans increased to 80 percent at May 31, 2010 from 73 percent at May 31, 2009 primarily due to loan interest rate conversions. Loans converting from a variable rate to a fixed rate for the year ended May 31, 2010 totaled $1,163 million, which was partially offset by loans that converted from a fixed rate to a variable rate totaling $341 million. The significant shift in variable-rate loans converting to fixed rates was the result of members taking advantage of historically low rates by locking down a fixed interest rate on their loans during the year ended May 31, 2010. As a result of lower costs to obtain funds in the capital markets during fiscal year 2010, the average long-term fixed rate offered on electric and telecommunications loans was 74 basis points and 195 basis points lower than the prior year, respectively. For the year ended May 31, 2009, loans converting from a fixed rate to variable rate totaled $856 million, which was partially offset by $205 million of loans that converted from a variable rate to a fixed rate.

The following table summarizes loans and guarantees outstanding by segment at May 31:

(dollar amounts in thousands)	2010		2009		Increase/
	Amount	% of Total	Amount	% of Total	(Decrease)
CFC:
Distribution	$13,680,956}	67%	$13,994,595	65%	$(313,639)
Power supply	4,654,622}	22	5,213,868	24	(559,246)
Statewide and associate	108,214}	1	116,203	1	(7,989)
CFC total	18,443,792}	90	19,324,666	90	(880,874)
RTFC	1,672,529}	8	1,680,654	8	(8,125)
NCSC	393,193}	2	458,342	2	(65,149)
Total	$20,509,514}	100%	$21,463,662	100%	$(954,148)

Credit Concentration
CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to the borrower based on an assessment of the borrower’s risk profile and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements to minimize credit concentrations.

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At May 31, 2010 and 2009, loans outstanding to members in any one state or territory did not exceed 17 percent of total loans outstanding.

At May 31, 2010 and 2009, the total exposure outstanding to any one borrower or controlled group did not exceed 2.6 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At May 31, 2010 and 2009, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2010		2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,478,271}	17%	$3,686,956	17%	$(208,685)
Guarantees	342,325}	2	363,883	2	(21,558)
Total credit exposure to 10 largest borrowers	$3,820,596}	19%	$4,050,839	19%	$(230,243)

Total by segment:
CFC	$3,274,247}	16%	$3,497,331	16%	$(223,084)
RTFC	523,849}	3	523,758	3	91}
NCSC	22,500}	-	29,750	-	(7,250)
Total credit exposure to 10 largest borrowers	$3,820,596}	19%	$4,050,839	19%	$(230,243)

Security Provisions
Except when providing short-term loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenues of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenues of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios.

The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment at May 31:

	2010		2009		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,041,099}	10%	$2,831,111	13%	$(790,012)
Guarantees	320,761}	2	347,325	2	(26,564)
Total unsecured credit exposure	$2,361,860}	12%	$3,178,436	15%	$(816,576)

Total by segment:
CFC	$2,049,365}	10%	$2,875,396	14%	$(826,031)
RTFC	242,548}	2	237,259	1	5,289}
NCSC	69,947}	-	65,781	-	4,166}
Total unsecured credit exposure	$2,361,860}	12%	$3,178,436	15%	$(816,576)

Pledging of Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2010	2009
Total loans to members	$19,338,405}	$20,188,207
Less: Total secured debt or debt requiring
collateral on deposit (1)	(10,094,301)	(9,390,000)
Less: Excess collateral pledged or on deposit (2)	(1,834,358)	(2,566,723)
Unencumbered loans	$7,409,746}	$8,231,484

Unencumbered loans as a percentage of total loans	38%	41%
(1) Excludes debt secured by cash collateral only.
(2) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100 percent coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. We pledge distribution mortgage loans and permitted investments under our collateral trust bond indentures. We pledge distribution and power supply mortgage loans under the note purchase agreements with Federal Agricultural Mortgage Corporation, which permit up to 20 percent of loans pledged to be from power supply systems. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited.

Although not required, we typically maintain pledged collateral and collateral on deposit in excess of the required 100 percent of the outstanding balance of debt issued. However, our revolving credit agreements limit pledged collateral to 150 percent of the outstanding balance of debt issued. The excess collateral ensures that required collateral levels are maintained and, when an opportunity exists, facilitates timely execution of debt issuances by limiting or eliminating the lead time required to gather collateral. Collateral levels fluctuate because:
•	distribution and power supply loans typically amortize, while the debt issued under secured indentures and agreements have bullet maturities;
•	individual loans may become ineligible for various reasons, some of which may be temporary; and
•	distribution and power supply borrowers have the ability to prepay their loans.

We may request the return of collateral pledged or held on deposit in excess of the 100 percent of the principal balance requirement or may move the collateral from one program to another to facilitate a new debt issuance, provided that all conditions of eligibility under the different programs are satisfied.

The $3,000 million of notes payable to the Federal Financing Bank at May 31, 2010 and 2009 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation, Moody’s Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,560 million at May 31, 2010, would be pledged as collateral rather than held on deposit. At May 31, 2010, our senior secured debt ratings from

Standard & Poor’s Corporation, Moody’s Investors Service, and Fitch Ratings were A+, A1, and A, respectively. At May 31, 2010, Standard & Poor’s Corporation had our ratings on negative outlook, while Moody’s Investors Service and Fitch Ratings had our ratings on stable outlook. Our ratings contract with Fitch Ratings expired on May 31, 2010 and was not subsequently renewed. As a result, subsequent to May 31, 2010, a rating trigger will occur if our senior secured credit ratings from either Standard & Poor’s Corporation or Moody’s Investors Service fall below the required threshold.

Non-performing and Restructured Loans
The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding at May 31:

(dollar amounts in thousands)	2010	2009	2008	2007	2006
Non-performing loans (1)	$560,527	$523,758	$506,864	$501,864	$577,869
Percent of loans outstanding	2.90%	2.59%	2.67%	2.77%	3.15%
Percent of loans and guarantees outstanding	2.73	2.44	2.52	2.61	2.97

Restructured loans	$508,044	$537,587	$577,111	$603,305	$630,354
Percent of loans outstanding	2.63%	2.66%	3.03%	3.33%	3.43%
Percent of loans and guarantees outstanding	2.48	2.50	2.88	3.14	3.24

Total non-performing and restructured loans	$1,068,571	$1,061,345	$1,083,975	$1,105,169	$1,208,223
Percent of loans outstanding	5.53%	5.25%	5.70%	6.10%	6.58%
Percent of loans and guarantees outstanding	5.21	4.94	5.40	5.75	6.21

Total non-accrual loans	$1,022,924	$1,014,585	$1,026,121	$1,046,561	$1,147,009
Percent of loans outstanding	5.29%	5.03%	5.39%	5.77%	6.25%
Percent of loans and guarantees outstanding	4.99	4.73	5.11	5.45	5.90

(1) All loans classified as non-performing were on non-accrual status.

We monitor our borrowers’ performance and contact borrowers when payments are delinquent. The table below shows our delinquency rates for the past five years ended May 31, 2010. This table separately presents the delinquency rates including and excluding our non-performing loans to ICC. The ICC loans represent the vast majority of our delinquent loans, and we are in the process of acquiring the assets of this borrower as a result of bankruptcy proceedings.

(dollar amounts in thousands)	2010	2009	2008	2007	2006
Total loans outstanding	$19,338,405	$20,188,207	$19,026,995	$18,128,207	$18,360,905
Total number of delinquent borrowers	2	1	3	2	3
Loans outstanding for delinquent borrowers:
Loans > 30 and < 90 days past due	$24,500	$-	$-	$-	$-
Loans > 90 days past due	536,027	523,758	506,864	501,864	577,868

ICC	536,027	523,758	491,706	492,795	488,392

Delinquency rates:
Loans > 30 and < 90 days past due	0.13%	-%	-%	-%	-%
Loans > 90 days past due	2.77	2.59	2.66	2.77	3.15

Delinquency rates less ICC:
Loans > 30 and < 90 days past due	0.13%	-%	-%	-%	-%
Loans > 90 days past due	-	-	0.08	0.05	0.49

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment. At May 31, 2010 and 2009, we had non-performing loans outstanding totaling $561 million to two borrowers and $524 million to one borrower, respectively. At May 31, 2010 and 2009, non-performing loans included $536 million and $524 million to ICC, respectively. The remaining $25 million of non-performing loans outstanding at May 31, 2010 was to one borrower that was put on non-accrual status on April 1, 2010. All loans classified as non-performing were on non-accrual status with respect to the recognition of interest income.

RTFC is the primary secured lender to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to us since June 2005.

In February 2006, involuntary bankruptcy petitions were filed against:
•	ICC’s indirect majority shareholder and former chairman, Jeffrey Prosser;
•	ICC’s immediate parent, Emerging Communications, Inc.; and
•	Emerging Communications, Inc.’s parent, Innovative Communication Company LLC.

In April 2006, RTFC reached a settlement with the following parties:
•	ICC;
•	Virgin Islands Telephone Corporation;
•	Innovative Communication Company, LLC;
•	Emerging Communications, Inc.;
•	the directors of each of the above-listed entities; and
•	Jeffrey Prosser.

Under the settlement, RTFC obtained judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Jeffrey Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers and CFC, thereby resolving all the loan-related litigation in RTFC’s favor. Regardless, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Innovative Communication Company LLC, Emerging Communications, Inc., ICC and Jeffrey Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division. A Chapter 11 trustee has been appointed for each of the corporate estates; and a Chapter 7 trustee was appointed in Jeffrey Prosser’s individual case. The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

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

For total consideration of $30 million, in three purchase transactions occurring in May 2009, October 2009 and April 2010, RTFC acquired 100 percent of the 85,000 outstanding shares of Virgin Islands Telephone Corporation d/b/a Innovative Telephone preferred stock, including approximately $12.5 million in accrued and unpaid dividends. In 2004, the stock originally sold for $85 million. We believe that the acquisition of the preferred stock at a discount enhances our estimated recovery from the collateral.

In October 2009, the British Virgin Islands regulatory approval process was successfully completed, and in December 2009, the Federal Communications Commission approval was granted. On January 13, 2010, the Netherlands Antilles granted unconditional consent for CFC to acquire the St. Maarten assets. CFC obtained approval of a transfer of control from the Public Services Commission of the United States Virgin Islands on May 5, 2010. The Chapter 11 trustee and CFC requested authorization from the U.S. bankruptcy court to consummate the transfer of ownership of the Group 1 Assets to designated subsidiaries of CFC. This final sale hearing was conducted during the week of July 7, 2010 in St. Croix, United States Virgin Islands. The U.S. bankruptcy court issued its order on August 17, 2010 approving the Trustee’s sale of the Group 1 Assets to designated subsidiaries of CFC. On August 17, 2010, the Superior Court of the Virgin Islands issued a stay of the Public Services Commission’s Order approving the transfer, and scheduled a status conference for September 7, 2010.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at May 31, 2010.

At May 31, 2010 and 2009, restructured loans totaled $508 million and $538 million, respectively, all of which were performing according to the restructure agreements. When agreements are executed to change the original terms of a loan, generally a change to the originally scheduled cash flows, we classify the loan as restructured unless the new terms are deemed to be market terms. We make a determination about the accrual of interest income for these loans on a loan-by-loan basis. The initial decision is based on the terms of the restructure agreement and the anticipated performance of the borrower over the term of the agreement. We periodically review the decision whether or not to accrue interest income on restructured loans based on the borrower’s past performance and current financial condition. Approximately $3 million and $4 million of interest income was accrued on restructured loans during the years ended May 31, 2010 and 2009, respectively.

At May 31, 2010 and 2009, $462 million and $491 million, respectively, of total restructured loans are those for which we have not been accruing interest (non-accrual status). All restructured loans on non-accrual status were outstanding to CoServ and have been on non-accrual status since January 1, 2001. During the year ended May 31, 2010, CoServ made scheduled payments of $28 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $22 million to the calculated impairment. There has been no principal written off on the exposure to CoServ. In addition, $20 million of performing loans were outstanding under the capital expenditure loan facility at May 31, 2010 and 2009. Total loans to CoServ at May 31, 2010 and 2009, represented 2.4 percent of our total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, we restructured the loans to CoServ. CoServ is scheduled to make quarterly payments to us through December 2037. As part of the restructuring, we may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. Under the facility, advances are limited to $46 million per year. As of the date of this filing, there is $138 million available under this loan facility. When CoServ requests capital expenditure loans under this facility, these loans are made at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make on the restructured loan. To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true-up on or after December 13, 2008. To date, we have not received notice from CoServ that it intends to prepay the loan.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to CoServ at May 31, 2010.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors that, in management’s judgment, could affect the risk of loss in the loan portfolio. We review and adjust the allowance quarterly to cover estimated probable losses in the portfolio.

Management makes recommendations to our Board of Directors regarding charge-offs of loan balances. In making its recommendation to charge off all or a portion of a loan balance, management considers various factors including cash flows and the collateral securing the loan. Since our inception in 1969, charge-offs totaled $218 million and recoveries totaled $35 million for a total net charge-off of $183 million. Management believes the allowance for loan losses is adequate to cover estimated probable portfolio losses.

Activity in the allowance for loan losses is summarized below:

	As of and for the year ended May 31,
(dollar amounts in thousands)	2010		2009	2008	2007	2006
Beginning balance	$622,960}		$514,906	$561,663	$611,443	$589,749
Provision for (recovery of) loan losses	(30,415)		113,699	(30,262)	(6,922)	23,240
Net recoveries (charge-offs)	219}		(5,645)	(16,495)	(42,858)	(1,546)
Ending balance	$592,764}		$622,960	$514,906	$561,663	$611,443
`
Loan loss allowance by segment:
CFC (1)	$592,746}		$622,851	$514,626	$561,113	$610,617
NCSC (1)	18}		109	280	550	826
Total	$592,764}		$622,960	$514,906	$561,663	$611,443

As a percentage of total loans outstanding	3.07}	%	3.09%	2.71%	3.10%	3.33%
As a percentage of total non-performing loans outstanding	105.75}		118.94	101.59	111.95	105.71
As a percentage of total restructured loans outstanding	116.68}		115.88	89.22	93.20	96.98
As a percentage of total loans on non-accrual	57.95}		61.40	50.18	53.67	53.31

(1) CFC indemnifies RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC. The NCSC loan loss allowance is required to cover the exposure for consumer loans of $0.1 million.

Our loan loss allowance decreased $30 million from May 31, 2009 to May 31, 2010. See Recovery of/Provision for Loan Losses in the Results of Operations for more details about the loan loss recovery for the current period. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of any collateral securing our loans to the borrower. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At May 31, 2010 and 2009, there is a total specific loan loss allowance balance of $437 million and $414 million, respectively, related to impaired loans totaling $1,064 million to four borrowers and $1,056 million to three borrowers, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding and the weighted average interest rates at May 31:

	2010		2009
(dollar amounts in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate	Increase/ (Decrease)
Commercial paper (1)	$2,264,230}	0.30%	$1,833,273	0.31%	$430,957}
Bank bid notes	30,000}	0.60	255,000	1.46	(225,000)
Term loan	-}	-	200,000	3.31	(200,000)
Collateral trust bonds	5,469,245}	5.76	5,178,756	6.05	290,489}
Notes payable	4,666,518}	3.93	4,256,661	4.22	409,857}
Medium-term notes	4,230,865}	6.00	5,864,229	5.88	(1,633,364)
Subordinated deferrable debt	311,440}	6.31	311,440	6.31	-}
Membership certificates	643,211}	4.90	642,960	4.90	251}
Loan certificates	648,342}	2.58	692,806	2.50	(44,464)
Guarantee certificates	121,312}	3.90	126,193	3.99	(4,881)
Member capital securities	397,850}	7.50	278,095	7.50	119,755}
Total debt outstanding	$18,783,013}	4.59	$19,639,413	4.83	$(856,400)
Percentage of fixed-rate debt (2)	81%		87%
Percentage of variable-rate debt (3)	19		13

Percentage of long-term debt	75%		75%
Percentage of short-term debt	25		25
(1) Includes $372 million and $291 million related to the daily liquidity fund at May 31, 2010 and 2009, respectively.
(2) Includes variable-rate debt that has been swapped to a fixed rate net of any fixed-rate debt that has been swapped to a variable rate.
(3) The rate on commercial paper notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily, and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are classified as variable-rate debt. Also includes fixed-rate debt that has been swapped to a variable rate net of any variable-rate debt that has been swapped to a fixed rate.

Total debt outstanding decreased by $856 million at May 31, 2010 as compared with May 31, 2009 primarily due to the $850 million decrease to loans outstanding. During the year ended May 31, 2010, there was a shift in the type of funding used to obtain the lowest interest rates available in the market. Approximately $2,200 million of medium-term notes that matured during the year were primarily refinanced with collateral trust bond issuances totaling $500 million, notes issued to the Federal Agricultural Mortgage Corporation totaling $625 million and the issuance of $565 million of new member and retail medium-term notes. Our members also continue to support the member capital securities program with purchases of securities totaling $398 million as of May 31, 2010, an increase of $120 million from May 31, 2009. Effective January 1, 2010, the fixed interest rate earned on our member capital securities changed from 7.5 percent for purchases on or before December 31, 2009 to 5 percent for purchases after that date.

In July 2010, we issued a call notice to redeem our entire issue of 6.75 percent subordinated deferrable debt securities, Series NRN due 2043 totaling $125 million. We will redeem the securities at par on September 1, 2010 and record a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

The following table provides additional information on the debt instruments we offer at May 31, 2010.

Debt Instrument	Maturity Range	Rate Options	Market	Security
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured
Bank bid notes	Up to 3 months	Fixed rate (1)	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Fixed rate (1)	Public capital markets and members	Unsecured
Collateral trust bonds	Range from 2 years to 30 years	Fixed or variable rate	Public capital markets	Secured (2)
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured
Notes payable	Range from 1 year to 30 years	Fixed or variable rate	Private placement	Varies (3)
Subordinated deferrable debt (4)	Up to 39 yrs	Fixed or variable rate	Public capital markets	Unsecured (5)
Subordinated certificates	Up to 100 years (6)	Varies	Members	Unsecured (7)

(1) The rate on bank bid notes and commercial paper notes does not change once the note has been issued. However, the rates on new bank bid notes and commercial paper notes change daily, and bank bid notes and commercial paper notes generally have maturities of less than 90 days. Therefore, we consider bank bid notes and commercial paper notes to be variable-rate debt in our financial analysis.
(2) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(3) At May 31, 2010, notes payable primarily represent unsecured notes payable issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program and secured notes payable to the Federal Agricultural Mortgage Corporation. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
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
(6) Membership subordinated certificates generally mature 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance. Member capital securities mature 35 years from issuance. Member capital securities are callable at par by CFC starting five years from the date of issuance and anytime thereafter.
(7) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

The following is a summary of short-term debt outstanding and the weighted-average interest rates at May 31:

	2010		2009		2008
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate	Debt Outstanding	Weighted- Average Interest Rate
Short-term debt:
Total commercial paper	$1,892,520}	0.31%	$1,541,932	0.33%	$2,799,514	2.26%
Daily liquidity fund sold directly to members	371,710}	0.24	291,341	0.22	250,750	2.15
Term loan	-}	-	200,000	3.31	-	-
Bank bid notes	30,000}	0.60	255,000	1.46	100,000	2.70
Subtotal short-term debt	2,294,230}	0.30	2,288,273	0.70	3,150,264	2.26
Long-term debt maturing within one year	2,312,131}	3.21	2,579,591	4.49	3,177,189	3.78
Total short-term debt	$4,606,361}	1.76	$4,867,864	2.71	$6,327,453	3.02

Other information about short-term debt at May 31 is as follows:

(dollar amounts in thousands)	2010	2009	2008
Weighted-average maturity outstanding at year-end:
Commercial paper	27 days	27 days	28 days
Daily liquidity fund sold directly to members	1 day	1 day	1 day
Term loan	-	235 days	-
Bank bid notes	12 days	15 days	10 days
Subtotal short-term debt	23 days	41 days	26 days
Long-term debt maturing within one year	137 days	131 days	116 days
Total	80 days	89 days	71 days
Average amount outstanding during the year:
Commercial paper	$1,822,745	$2,638,792	$2,503,794
Daily liquidity fund sold directly to members	353,688	314,312	280,074
Term loan and bank lines of credit	-	118,208	-
Bank bid notes	102,083	209,583	108,333
Subtotal short-term debt	2,278,516	3,280,895	2,892,202
Long-term debt maturing within one year	2,164,554	2,688,165	2,961,714
Total	$4,443,070	$5,969,060	$5,853,916
Maximum amount outstanding at any month-end during the year:
Commercial paper	$2,634,838	$3,709,130	$2,891,810
Daily liquidity fund sold directly to members	537,705	364,994	307,148
Term loan and bank lines of credit	-	418,500	-
Bank bid notes	225,000	300,000	200,000
Subtotal short-term debt	3,180,865	4,183,905	3,259,556
Long-term debt maturing within one year	2,659,650	4,224,816	3,981,567

Equity
Equity includes the following components at May 31:
(dollar amounts in thousands)	2010	2009	Increase/ (Decrease)
Membership fees	$991}	$990	$1}
Education fund	1,457}	1,592	(135)
Members’ capital reserve	191,993}	187,098	4,895}
Allocated net income	481,120}	420,834	60,286}
Unallocated net loss (1)	(6,206)	(6,198)	(8)
Total members’ equity	669,355}	604,316	65,039}
Prior years cumulative derivative forward value
and foreign currency adjustments	(103,493)	44,056	(147,549)
Year-to-date derivative forward value gain (loss) (2)	2,715}	(147,549)	150,264}
Total CFC retained equity	568,577}	500,823	67,754}
Accumulated other comprehensive income	8,004}	8,115	(111)
Total CFC equity	576,581}	508,938	67,643}
Noncontrolling interest	10,186}	10,162	24}
Total equity	$586,767}	$519,100	$67,667}
(1) Excludes derivative forward value.
(2) Represents the derivative forward value gain (loss) recorded by CFC for the year-to-date period.

At May 31, 2010, total equity increased by $68 million from May 31, 2009 primarily due to net income of $111 million offset by the board-authorized patronage capital retirement of $41 million. In July 2009, CFC’s Board of Directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital. In July 2009, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation. This amount was returned to members in cash in September 2009. Under current guidelines of CFC’s Board of Directors, beginning in June 2009 we retire 50 percent of the prior year’s allocated net earnings and hold the remaining 50 percent for 25 years. The retirement amount and timing remains subject to annual approval by CFC’s Board of Directors.

In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund, $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. It is anticipated that this amount will be returned to members in cash in September 2010. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of

Directors with due regard for CFC’s financial condition. The Board of Directors for CFC has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. On June 1, 2009, we implemented new accounting standards for noncontrolling interests in consolidated financial statements and as a result, total equity includes the noncontrolling interest of $10 million at May 31, 2010. Additionally, noncontrolling interest totaling $10 million was reclassified from liabilities to equity at May 31, 2009 due to the retrospective presentation and disclosure requirements of the new accounting standards.

At May 31, 2009, based on the consolidation accounting standards in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest. Under prior accounting standards, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity. Based on the provisions of the current standards, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted. As a result of the new standards, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business. Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

In accordance with District of Columbia cooperative law, its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the Board of Directors with due regard for RTFC’s financial condition. In January 2010, RTFC retired $0.9 million to its members representing 20 percent of allocated net earnings for fiscal year 2009. In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. To date, NCSC has not allocated net earnings to its members. The NCSC Board of Directors has the authority to determine when and if net earnings will be allocated and retired to members.

Contractual Obligations
The following table summarizes our long-term contractual obligations at May 31, 2010, and the scheduled reductions by fiscal year.

						More than 5
(dollar amounts in millions)	2011	2012	2013	2014	2015	years	Total
Long-term debt due in less than one year	$2,312	$-	$-	$-	$-	$-	$2,312
Long-term debt	-	2,046	649	2,080	399	6,881	12,055
Subordinated deferrable debt	-	-	-	-	-	311	311
Members’ subordinated certificates (1)	13	31	41	21	29	1,457	1,592
Operating leases (2)	4	1	-	-	-	-	5
Contractual interest on long-term debt (3)	807	741	637	571	524	7,048	10,328
Total contractual obligations	$3,136	$2,819	$1,327	$2,672	$952	$15,697	$26,603
(1) Excludes loan subordinated certificates totaling $219 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.
(2) Primarily represents the payment obligation related to our lease of office space for our headquarters facility through the term of the lease ending on October 17, 2011. Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2012, the future minimum lease payments for fiscal years 2012 and 2013 would increase to $4 million and $1 million, respectively. Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2013, the future minimum lease payments for fiscal years 2013 and 2014 would increase to $4 million and $1 million, respectively.
(3) Represents the interest obligation on our debt based on terms and conditions at May 31, 2010.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment at May 31:

(dollar amounts in thousands)	2010	2009	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$601,625}	$644,540	$(42,915)
Indemnifications of tax benefit transfers	69,982}	81,574	(11,592)
Letters of credit	380,076}	450,659	(70,583)
Other guarantees	119,426}	98,682	20,744}
Total	$1,171,109}	$1,275,455	$(104,346)
Total by segment:
CFC	$1,128,763}	$1,233,333	$(104,570)
RTFC	636}	500	136}
NCSC	41,710}	41,622	88}
Total	$1,171,109}	$1,275,455	$(104,346)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system. At May 31, 2010 and 2009, 73 percent of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenues. Members’ interest expense for the years ended May 31, 2010 and 2009 on debt obligations that we guaranteed was approximately $13 million and $21 million, respectively, representing the amount of interest that we would have to pay in a year if our members were to default.

The decrease in total guarantees during the year ended May 31, 2010 is primarily due to letters of credit that expired during the period, the early redemption of a $20 million tax-exempt bond guarantee and normal amortization of guaranteed debt. At May 31, 2010 and 2009, we recorded a guarantee liability totaling $23 million and $30 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at May 31, 2010, and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2011	2012	2013	2014	2015	Years
Guarantees (1)	$1,171,109	$404,480	$83,881	$114,593	$39,537	$97,692	$430,926
(1) On a total of $549 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At May 31, 2010, our unadvanced loan commitments totaled $14,194 million, an increase of $643 million over the $13,551 million unadvanced at May 31, 2009. These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced. Approximately 64 percent and 59 percent of the unadvanced commitments at May 31, 2010 and 2009, respectively, were for short-term line of credit loans. Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn, and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans and as such, it is expected that advances on such loans will occur over a multi-year period;
•	electric cooperatives generate a significant amount of cash from the collection of invoices from their customers, so they usually do not need to draw down on loan commitments for operating cash flows;
•	we generally do not charge our members a fee on the amount of the unadvanced commitment;
•	long-term unadvanced commitments generally expire within five years of the first advance on a loan; and
•	the majority of the short-term unadvanced commitments provide backup liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.

Unadvanced commitments are classified as contingent liabilities. Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations above.

Ratio Analysis
We adopted new accounting standards for noncontrolling interests on June 1, 2009, and reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-K. The leverage and debt to equity ratios for May 31, 2009 were adjusted accordingly.

Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2010 was 35.33, a decrease from 41.88 at May 31, 2009. The decrease in the leverage ratio is due to a decrease of $907 million in total liabilities, a decrease of $104 million in guarantees and an increase of $68 million in total equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt, subordinated certificates and minority interest (noncontrolling interest) to calculate adjusted equity. Due to the recent adoption of new accounting standards on noncontrolling interests, minority interest (noncontrolling interest) is reported as equity on the consolidated balance sheets as of May 31, 2010 and 2009. As a result, it is not necessary to adjust equity to include minority interest (noncontrolling interest).

At May 31, 2010 and 2009, the adjusted leverage ratio was 6.34 and 7.06, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation. The decrease in the adjusted leverage ratio is due to a decrease of $961 million in adjusted liabilities, a decrease of $104 million to guarantees and an increase of $136 million in adjusted equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt to Equity Ratio
The debt to equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt to equity ratio, based on this formula at May 31, 2010, was 33.33, a decrease from 39.42 at May 31, 2009. The decrease in the debt to equity ratio is due to the decrease of $907 million in total liabilities and an increase of $68 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt to equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At May 31, 2010 and 2009, the adjusted debt to equity ratio was 5.93 and 6.59, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt to equity ratio calculation. The decrease in the adjusted debt to equity ratio is due to a decrease of $961 million in adjusted liabilities and an increase of $136 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At May 31, 2010, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through November 30, 2011. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at May 31, 2010, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed a minimum attainable level of member medium-term notes and retail note investments based on our recent historical trend. We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed-rate loan portfolio and to allow our revolving lines of credit to provide 100 percent backup liquidity for our outstanding commercial paper. The commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance. We assumed the issuance or repayment of commercial paper to maintain excess sources of liquidity over uses of liquidity within a range of $350 million to $450 million.

	Projected Uses of Liquidity				Projected Sources of Liquidity
						Debt-Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium-term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
4Q10										$ 514
1Q11	$ 708	$ -	$ 475	$ 1,183	$ 417	$ 510	$ -	$ 100	$ 1,027	358
2Q11	841	-	312	1,153	198	100	750	100	1,148	353
3Q11	459	-	155	614	210	-	310	100	620	359
4Q11	304	300	153	757	199	-	450	100	749	351
1Q12	64	-	212	276	234	-	-	85	319	394
2Q12	109	-	212	321	197	-	-	90	287	360
Totals	$ 2,485	$ 300	$ 1,519	$ 4,304	$1,455	$ 610	$ 1,510	$ 575	$ 4,150

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through November 30, 2011. These estimates will change on a quarterly basis based on many factors. We currently do not anticipate significant growth in the loan portfolio, thus our liquidity focus will be on refinancing maturing debt.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the Securities and Exchange Commission for the issuance of debt:
•
Unlimited amount of collateral trust bonds until October 2010 (we are currently in the process of updating our collateral trust bond shelf registration to extend its effectiveness for an additional three years to October 2013);

•	Unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2011; and
•	Daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013.

During fiscal year 2010, we issued $250 million of 2.625 percent collateral trust bonds with a three-year maturity at a spread over comparable treasuries of 125 basis points and $250 million of 3.875 percent collateral trust bonds with a six-year maturity at a spread over comparable treasuries of 158 basis points. Corporate debt spreads have continued to tighten since September 2009 when these collateral trust bonds were issued.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $870 million and represented 5 percent of total debt outstanding at May 31, 2010. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2011.

We are also authorized by our Board of Directors to issue in the European market up to $1,000 million of commercial paper and $4,000 million of medium-term notes, as well as $1,692 million of medium-term notes in the Australian market. At May 31, 2010, there was no debt outstanding under our European or Australian programs.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with the Federal Agricultural Mortgage Corporation. During the year ended May 31, 2010, we issued the following debt totaling $625 million to the Federal Agricultural Mortgage Corporation:
•	In June 2009, we issued $200 million in the form of variable-rate five-year notes at a blended spread over three-month LIBOR of 124.1 basis points.
•	In August 2009, we issued a $50 million, three-year note at a blended spread over three-month LIBOR of 91 basis points.
•	In August 2009, we also issued a $200 million three-year note at a fixed rate of 2.91 percent and a $175 million five-year note at a fixed rate of 4.06 percent.

All of the agreements with the Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total amount available under each of the agreements. The amount available under existing note purchase agreements was $813 million at May 31, 2010. When the Federal Agricultural Mortgage Corporation communicates favorable pricing indications and investor interest to us, we may elect to issue all or a portion of the $813 million available.

In December 2009, the President of the United States signed the Consolidated Appropriations Act for Fiscal Year 2010, which provides $500 million in additional funding from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. In July 2010, the related regulation was issued and we submitted an application to borrow an additional $500 million under Federal Financing Bank loan facilities. The amount approved by the federal government by its fiscal year ending September 30, 2010 could range between $0 to $500 million and, if awarded to us, would be available to us to borrow during the three-year period following the date of closing.

Member Loan Repayments
Repayments on long-term loans are scheduled to average $988 million a year for fiscal years 2011 to 2015. Scheduled repayments include the principal amortization of long-term loans in each of the five fiscal years following May 31, 2010 and thereafter as follows:

(dollar amounts in thousands)	Amortization (1)
2011 (2)	$814,583
2012	1,464,315
2013	985,369
2014	895,591
2015	781,788
Thereafter	12,330,672
Total	$17,272,318
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.
(2) Excludes the anticipated settlement of long-term loans to ICC totaling $466 million.

Member Loan Interest Payments
During the year ended May 31, 2010, interest income on the loan portfolio was $1,032 million, representing an average yield of 5.22 percent as compared with 5.38 percent and 5.63 percent for the years ended May 31, 2009 and 2008, respectively. For the past three fiscal years, interest income on the loan portfolio has averaged $1,043 million. At May 31, 2010, 81 percent of the total loans outstanding had a fixed rate of interest and 19 percent of loans outstanding had a variable rate of interest. At May 31, 2010, 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of the amounts available under our revolving credit agreements at May 31:

(dollar amounts in thousands)	2010	2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	1,025,000	March 22, 2011	6 basis points
Three-year agreement (3)	1,334,309	-	March 8, 2013	25 basis points
364-day agreement	-	1,000,000	March 12, 2010	12.5 basis points
Total	$3,350,622	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) Amounts as of May 31, 2010 exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing in 2012 and $58 million under the five-year facility maturing in 2011. These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.
(3) The available amount presented at May 31, 2010 is reduced by total letters of credit outstanding of $0.7 million.

On March 10, 2010, we replaced the $1,000 million 364-day revolving credit agreement with a new $1,300 million three-year agreement that expires on March 8, 2013. We have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the three-year revolving credit agreement by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent. Effective March 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $35 million to a total of $1,335 million.

We may request letters of credit for up to $100 million under the three-year revolving credit agreement. At May 31, 2010, two letters of credit were outstanding totaling $0.7 million.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation. Additionally, the TIER and senior debt to total equity ratio include the following adjustments:

•
The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus minority interest (noncontrolling interest) net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS guaranteed loans, subordinated deferrable debt, members’ subordinated certificates and minority interest (noncontrolling interest). Total equity is adjusted to include subordinated deferrable debt, members’ subordinated certificates and minority interest (noncontrolling interest). Senior debt includes guarantees; however, it excludes:

-	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service; and
-
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest (noncontrolling interest) net income is included in total net income on the consolidated statements of operations, and minority interest (noncontrolling interest) is reported as equity on the consolidated balance sheets for all periods presented. As a result, it is not necessary to adjust net income to include minority interest (noncontrolling interest) net income or to adjust equity to include minority interest (noncontrolling interest) as it was in prior periods.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the year ended May 31:
		Actual
	Requirement	2010	2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.25	1.18

Minimum adjusted TIER for the year ended May 31 (1)	1.05	1.12	1.10

Maximum ratio of senior debt to total equity	10.00	6.15	6.85
(1) We must meet this requirement to retire patronage capital.

At May 31, 2010 and 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At May 31, 2010 and 2009, members funded 22.3 percent and 20.5 percent, respectively, of total assets. Below is a table showing the components of our member investments:

	2010			2009		Increase/
(dollar amounts in thousands)	Amount		% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,371,159}		61%	$1,226,238	67%	$144,921}
Medium-term notes	634,401}		15	723,009	12	(88,608)
Members’ subordinated certificates	1,810,715}		100	1,740,054	100	70,661}
Members’ equity (3)	669,355}		100	604,316	100	65,039}
Noncontrolling interest (4)	10,186}		100	10,162	100	24}
Total	$4,495,816}			$4,303,779		$192,037}
Percentage of total assets	22.3}	%		20.5%
Percentage of total assets less derivative assets (3)	22.7}			20.9
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $372 million and $291 million related to the daily liquidity fund at May 31, 2010 and 2009, respectively.
(3) See the Liabilities and Equity section of Financial Condition for the details of members’ equity.
(4) Represents RTFC and NCSC equity since RTFC and NCSC members are members of the consolidated entity.

Member commercial paper investments averaged $1,182 million outstanding since January 1, 2007. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans previously approved. At May 31, 2010, unadvanced loan commitments totaled $14,194 million. We do not expect to advance the full amount of the unadvanced commitments. Unadvanced commitments generally expire within five years of the first advance on a loan, and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 64 percent of the outstanding commitments at May 31, 2010 were for short-term or line of credit loans. We expect to fund long-term loan advances totaling $1,095 million over the next 12 months either from new loans approved to members or from unadvanced commitments.

Interest Expense on Debt
For the year ended May 31, 2010, interest expense on debt was $891 million, representing 4.71 percent of the average debt volume. The interest expense on debt represented 4.81 percent of the average debt volume for the year ended May 31, 2009. For the past three fiscal years, interest expense on debt has averaged $907 million. At May 31, 2010, a total of 81 percent of outstanding debt had a fixed interest rate and 19 percent had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount and weighted average interest rates of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2010 and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing (1)	Interest Rate
May 31, 2011	$2,325,508	3.22%
May 31, 2012	2,076,675	6.00
May 31, 2013	689,541	2.84
May 31, 2014	2,101,695	4.67
May 31, 2015	427,814	2.86
Thereafter	8,648,887	6.07
Total	$16,270,120	5.25
(1) Excludes loan subordinated certificates totaling $219 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments, therefore an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 30 of the last 31 years. In July 2010, the CFC Board of Directors approved the allocation of $102 million from fiscal year 2010 net earnings to CFC’s members. It is anticipated that CFC will make a cash payment of $51 million to its members in September 2010 as retirement of 50 percent of allocated net earnings from the prior year as approved by CFC’s Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by CFC’s Board of Directors in June 2009.

Market Risk

Our primary market risks are liquidity risk, interest rate risk and counterparty risk as a result of entering into derivative financial instruments.

Liquidity Risk
We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies.

We offer long-term loans to our rural electric system members with maturities of up to 35 years, and the weighted average maturity for our electric loan portfolio is currently about 17 years. We offer long-term loans to our telecommunication members with maturities of up to 10 years, and the weighted average maturity for our telecommunications loan portfolio is currently about six years. We also offer line of credit loans that are generally required to be paid down annually. We offer a variety of interest rate options on long-term loans including the ability to fix the interest rate for terms of one year through maturity. We fund the loan portfolio with a variety of debt instruments and our members’ equity. We typically do not match fund each of our loans with a debt instrument of similar final maturity. Debt instruments such as membership subordinated certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years; member capital securities have maturities of 35 years; and subordinated deferrable debt has been issued with maturities of up to 49 years. We may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issue such debt instruments with maturities of two, three, five, seven and 10 years.

At May 31, 2010, we had $2,294 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,371 million at May 31, 2010. We expect that we have the market access to increase dealer commercial paper and bank bid notes from the balance at May 31, 2010 of $870 million to approximately $1,500 million to $2,000 million, if required, while limiting the balance to 15 percent or less of total debt outstanding. At May 31, 2010, 15 percent of total debt outstanding was $2,817 million. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard and Poor’s Corporation.

Dealer and member commercial paper is also limited to the amount of our available bank lines of credit that provide 100 percent backup liquidity. At May 31, 2010, we had $3,351 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions. If we are unable to renew our $967 million five-year revolving credit agreement maturing in March 2011 at current commitment levels, it would reduce the amount of commercial paper funding we could obtain in the future.

At May 31, 2010, we had long-term debt maturing in the next 12 months totaling $2,312 million. In addition to our access to the dealer and member commercial paper markets as discussed above, our ability to refinance our long-term obligations is supported by the following:

•
Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold through dealers (including retail notes) of $694 million. We experienced a significant increase in demand for our retail notes since May 31, 2009, and expect that we should be able to access the retail note market at least at the current level, if required. The total balance of retail notes outstanding has increased by $99 million over the past 12 months to $1,079 million at May 31, 2010.

•	Based on past history, we expect to maintain the ability to roll over our medium-term notes sold to members of $529 million if we need this funding in the future.
•	We expect to maintain the ability to obtain funding through the capital markets, as indicated by our $500 million issuance of collateral trust bonds in September 2009.
•
We have $813 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation at May 31, 2010, subject to market conditions. Secured notes payable to the Federal Agricultural Mortgage Corporation of $176 million scheduled to mature in the next 12 months were issued under these revolving credit facilities and allow us to borrow, repay and re-borrow funds as market conditions permit.

•
In December 2009, the President of the United States signed the Consolidated Appropriations Act for Fiscal Year 2010, which provides $500 million in additional funding from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. In July 2010, the related regulation was issued and we submitted an application to borrow an additional $500 million under Federal Financing Bank loan facilities. The amount approved by the federal government by its fiscal year ending September 30, 2010 could range between $0 to $500 million and, if awarded to us, would be available to us to borrow during the three-year period following the date of closing.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although we expect loans outstanding to decrease during fiscal year 2011. At May 31, 2010, we were also the guarantor and liquidity provider for $549 million of tax-exempt bonds issued for our member cooperatives. During the year ended May 31, 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our $514 million of cash on hand and our current sources of liquidity at May 31, 2010 will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

For additional information about the risks related to our business, see Item 1A. Risk Factors.

Interest Rate Risk
The interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. We aggregate fixed-rate loans until the volume reaches a level that will allow an economically efficient issuance of debt to fund fixed-rate loans. We allow borrowers flexibility when choosing the period a fixed interest rate will be in effect. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan.

Our Asset Liability Committee monitors interest rate risk by meeting at least quarterly to review the following information: national economic forecasts, forecasts for the Federal Funds rate and the interest rates that we set, interest rate gap analysis, liquidity position, schedules of loan and debt maturities, short and long-term funding needs, anticipated loan demands, credit concentration status, derivatives portfolio, and financial forecast. The Asset Liability Committee also discusses the appropriateness of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches and interest rate swap transactions.

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 63). The monthly interest rate gap analysis is one of our Asset Liability Committee’s primary tools for monitoring interest rate risk. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At May 31, 2010 and 2009, 19 percent and 27 percent, respectively, of loans carried variable interest rates.

During the fourth quarter of fiscal year 2010, we adjusted our funding objective to manage the cumulative matched funding of fixed-rate asset and liability repricing terms within a range of 5 percent of total assets excluding derivative assets from our previous objective of 3 percent. Our intention for widening the range to 5 percent is to allow the flexibility to maximize funding opportunities in the current low interest rate environment. At May 31, 2010, we had $15,615 million of fixed-rate assets amortizing or repricing, funded by $12,769 million of fixed-rate liabilities maturing during the next 30 years and $2,198 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $648 million, or 3 percent of total assets and total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and equity.

Fixed-rate loans are funded with fixed-rate collateral trust bonds, medium-term notes, long-term notes payable, subordinated deferrable debt, members’ subordinated certificates and members’ equity. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest rate loans. We also use commercial paper supported by derivative instruments to fund our portfolio of fixed-rate loans. Variable-rate assets, which reprice monthly or semi-monthly, are funded with short-term liabilities, primarily commercial paper, collateral trust bonds, long-term notes payable and medium-term notes issued with a fixed rate and swapped to a variable rate, medium-term notes issued at a variable rate, subordinated certificates, members’ equity and bank bid notes. The schedule allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2010.

Interest Rate Gap Analysis
(Fixed-rate Assets/Liabilities)
As of May 31, 2010

	May 31,	June 1,	June 1,	June 1,	June 1,
	2011	2011 to	2013 to	2015 to	2020 to	Beyond
	or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2013	2015	2020	2030	2030	Total

Assets amortization and repricing	$2,486	$4,346	$2,417	$3,155	$2,302	$909	$15,615

Liabilities and members’ equity:
Long-term debt	$1,814	$4,415	$1,683	$3,421	$634	$802	$12,769
Subordinated certificates	33	63	37	264	1,048	229	1,674
Members’ equity (1)	-	-	-	26	219	279	524
Total liabilities and members’ equity	$1,847	$4,478	$1,720	$3,711	$1,901	$1,310	$14,967

Gap (2)	$639	$(132)	$697	$(556)	$401	$(401)	$648
Cumulative gap	639	507	1,204	648	1,049	648
Cumulative gap as a % of total assets	3.17%	2.52%	5.98%	3.22%	5.21%	3.22%
Cumulative gap as a % of adjusted total assets (3)	3.23	2.56	6.09	3.28	5.31	3.28
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets. See Non-GAAP Financial Measures for further explanation of why we use members’ equity in our analysis of the funding of our loan portfolio.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At May 31, 2010, $648 million of fixed-rate loans were funded with lower cost variable-rate debt, specifically commercial paper, and, therefore, earned a higher margin. We fund the amount of fixed-rate loans that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper, until we have enough for an efficient fixed-rate debt issuance. We also have the option to enter pay fixed/receive variable interest rate exchange agreements. Our current position of funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of back-up liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments we receive on an annual basis.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments. We use interest rate, cross currency and cross currency interest rate swaps to manage our interest rate and foreign currency risk. These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At May 31, 2010 and 2009, there were no foreign currency derivative instruments outstanding.

We are required to record all derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Generally, our derivatives do not qualify for hedge accounting. To qualify for hedge accounting, there must be a high correlation between the pay leg of the interest rate exchange agreement and the asset being hedged or between the receive leg of the interest rate exchange agreement and the liability being hedged. A large portion of our interest rate exchange agreements use a LIBOR index as the receive leg, which would have to be highly correlated to our own commercial paper rates to qualify for hedge accounting. We sell commercial paper to our members as well as to investors in the capital markets. We set our commercial paper rates daily based on our cash requirements. We set the variable interest rates on our loans based on the cost of our short-term debt, which includes long-term debt due within one year and commercial paper. We believe that we are economically hedging our net interest income on loans by using a LIBOR index or the 30-day composite commercial paper index, which are the rates that most closely relate to the rates we pay on our own commercial paper; however, the correlation between our commercial paper rates and a LIBOR index or the 30-day composite commercial paper index have not been consistently high enough to qualify for hedge accounting. At May 31, 2010 and 2009, we did not have any interest rate exchange agreements that were accounted for using hedge accounting.

Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations. At May 31, 2010, 50 percent of our interest rate swaps were pay fixed/receive variable and 50 percent were pay variable/receive fixed. As a result, each 25 basis point increase or decrease to the 30-day composite commercial paper index and the three-month LIBOR rate would only result in a $0.02 million increase or decrease, respectively, in our net cash settlements.

We currently use two types of interest rate exchange agreements:  (1) we pay a fixed rate and receive a variable rate and (2) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the interest rate exchange agreements by type of agreement at May 31:

	2010			2009
(dollar amounts in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,562,247	4.55%	0.51%	$6,506,603	4.67%	0.62%
Pay variable-receive fixed	5,551,440	1.35	5.33	5,323,239	1.39	5.82
Total	$11,113,687	2.95	2.92	$11,829,842	3.20	2.96

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At May 31, 2010 and 2009, the highest percentage concentration of total notional exposure to any one counterparty was 12 percent and 11 percent, respectively, of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at May 31, 2010, there were seven counterparties that would be required to make a payment to us totaling $43 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $11 million, or 26 percent of the total exposure to us at May 31, 2010.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2010, Moody’s Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook.

(dollar amounts in thousands)	Notional	Our Required	Amount We	Net
Rating Level:	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings
fall to Baal/BBB+ (1)	$1,350,187}	$(629)	$11,259}	$10,630}
fall below Baal/BBB+ (1)	6,701,026}	(96,906)	20,303}	(76,603)
Total	$8,051,213}	$(97,535)	$31,562}	$(65,973)
(1) Stated senior unsecured credit ratings are for Moody’s Investors Service and Standard & Poor’s Corporation, respectively. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.

In addition to the rating triggers listed above, at May 31, 2010 we had a total notional amount of $845 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB.

The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2010 was $116 million.

Financial Instruments and Derivatives
The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. All of our financial instruments at May 31, 2010 were entered into or contracted for purposes other than trading except for the investments in preferred stock. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2010.

			Principal Amortization and Maturities
(dollar amounts in millions)	Outstanding							Remaining
Instrument	Balance	Fair Value	2011	2012	2013	2014	2015	Years
Assets:
Investments in equity securities	$59	$59	$-	$-	$-	$-	$-	$59
Long-term fixed-rate loans (1)	15,565	16,024	731	1,118	908	743	721	11,344
Average rate	5.99%		5.81%	5.89%	5.60%	5.98%	6.03%	6.04%
Long-term variable-rate loans (2)	$1,179	$1,179	$61	$333	$66	$141	$49	$529
Average rate (3)	4.53%		-	-	-	-	-	-
Short-term loans (4)	$1,526	$1,526	$1,526	$-	$-	$-	$-	$-
Average rate (3)	3.13%		3.13%	-	-	-	-	-
Non-performing loans (5)	$561	$160	$553	$-	$-	$1	$1	$6
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	$508	$376	$10	$13	$11	$11	$12	$451
Average rate (5)	0.64%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	$4,606	$4,628	$4,606	$-	$-	$-	$-	$-
Average rate	1.85%		1.85%	-	-	-	-	-
Medium-term notes	$3,008	$3,443	$-	$1,789	$62	$106	$13	$1,038
Average rate	6.97%		-	6.67%	4.10%	4.55%	5.09%	7.93%
Collateral trust bonds	$4,563	$5,245	$-	$5	$255	$1,504	$5	$2,794
Average rate	6.30%		-	7.35%	2.72%	5.21%	7.35%	7.21%
Long-term notes payable	$4,484	$4,721	$-	$252	$332	$470	$381	$3,049
Average rate	4.03%		-	1.45%	2.56%	3.00%	2.75%	4.72%
Subordinated deferrable debt	$311	$306	$-	$-	$-	$-	$-	$311
Average rate	6.31%		-	-	-	-	-	6.31%
Membership sub certificates (7)	$1,592	$1,754	$13	$31	$41	$21	$29	$1,457
Average rate	5.20%		3.90%	4.27%	4.02%	3.91%	2.51%	5.34%
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $206 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $31 million of loans guaranteed by RUS.
(3) Variable rates are set the first day of each month.
(4) The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) Amortization based on expected repayment schedule or settlement date. All non-performing loans were on non-accrual status at May 31, 2010. Average rate on restructured loans represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(6) Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year.
(7) Carrying value and fair value exclude loan subordinated certificates totaling $219 million that amortize annually based on the outstanding balance of the related loan; therefore, there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.

The following table provides the notional amount, average rate paid, average rate received and maturity dates for the interest rate exchange agreements to which we were a party at May 31, 2010.

(dollar amounts in millions)	Notional		Notional Amortization and Maturities
	Principal							Remaining
Instruments	Amount	Fair Value	2011	2012	2013	2014	2015	Years
Interest rate exchange agreements	$11,114	$(110)	$449	$2,953	$1,716	$1,302	$638	$4,056
Weighted-average rate paid	2.95%
Weighted-average rate received	2.92

There were no cross currency or cross currency interest rate exchange agreements to which we were a party at May 31, 2010 and 2009.

Non-GAAP Financial Measures

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories:  (1) adjustments related to the calculation of the TIER ratio and (2) adjustments related to the calculation of the leverage and debt to equity ratios. These adjustments reflect management’s perspective on our operations, and in several cases, adjustments used to measure covenant compliance under our revolving credit agreements. Therefore, we believe these are useful financial measures for investors. We refer to our non-GAAP financial measures as “adjusted” throughout this document.

Adjustments to Net Income and the Calculation of the TIER Ratio
Our primary performance measure is TIER. TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense. TIER is a measure of our ability to cover interest expense requirements on our debt. We adjust the TIER calculation to add the derivative cash settlements to the interest expense and to remove the derivative forward value and foreign currency adjustments from total net income. Adding the cash settlements back to the interest expense also has a corresponding effect on our adjusted net interest income. We make these adjustments to our TIER calculation for covenant compliance on our revolving credit agreements. The revolving credit agreements require us to achieve an average adjusted TIER ratio over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless we have achieved an adjusted TIER ratio of at least 1.05 for the preceding fiscal year.

We use derivatives to manage interest rate and foreign currency exchange risk on our funding of the loan portfolio. The derivative cash settlements represent the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported interest expense to include the derivative cash settlements. We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements represents our total cost of funding for the period. For computing compliance with our revolving credit agreement covenants, we are required to adjust our interest expense to include the derivative cash settlements. TIER calculated by adding the derivative cash settlements to the interest expense reflects management’s perspective on our operations and therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period, and therefore do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative losses line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value calculation is based on future interest rate expectations that may change daily, creating volatility in the estimated derivative forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, we enter into a foreign currency exchange agreement for all foreign-denominated debt that effectively fixes the exchange rate for all interest and principal payments. For making operating decisions, we subtract the derivative forward value and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. The covenants in our revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value and foreign currency adjustments from net income when making certain presentations to our members and in calculating the amount of net income to be allocated to our members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management’s perspective on our operations and therefore, we believe that it represents a useful financial measure for investors.

The accounting for derivative financial instruments and foreign currency adjustments also affect our total equity. The derivative forward value and foreign currency adjustments flow through the consolidated statements of operations as income or expense, increasing or decreasing the total net income for the period. The total net income or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing the accounting for derivative financial instruments, our total equity includes other comprehensive income, which represents unrecognized gains and losses on derivatives. The other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income is also an estimate of future gains and losses and as such does not represent earnings that we can use to fund our loan portfolio. Financial measures calculated with total equity, excluding the accounting for derivative financial instruments and foreign currency adjustments, reflect management’s perspective on our operations and therefore, we believe represent a useful measure of our financial condition.

The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives and foreign currency adjustments for the five years ended May 31, 2010.

Due to the adoption of new accounting standards for noncontrolling interests on June 1, 2009, minority interest (noncontrolling interest) net income is included in total net income on the consolidated statement of operations. As a result, it is not necessary to adjust net income to include minority interest (noncontrolling interest) net income as it was in prior periods. As required, we reflected changes in the presentation and disclosure of noncontrolling interest in our consolidated financial statements, including the adjusted net income and adjusted TIER calculations, for all periods presented.

	For the year ended May 31,
	2010	2009	2008	2007	2006
(dollar amounts in thousands)
Interest expense	$(912,111)	$(935,021)	$(931,268)	$(991,754)	$(977,200)
Derivative cash settlements	(23,304)	112,989	27,033	86,442	80,883
Adjusted interest expense	$(935,415)	$(822,032)	$(904,235)	$(905,312)	$(896,317)

Net interest income	$131,524}	$135,743	$120,125	$47,896	$18,682
Derivative cash settlements	(23,304)	112,989	27,033	86,442	80,883
Adjusted net interest income	$108,220}	$248,732	$147,158	$134,338	$99,565

Net income (loss) prior to cumulative effect of change in accounting principle	$110,547}	$(73,770)	$39,646	$14,145	$102,586
Derivative forward value	(2,696)	160,017	98,743	79,281	(28,805)
Foreign currency adjustments	-	-	-	14,554	22,594
Adjusted net income	$107,851}	$86,247	$138,389	$107,980	$96,375

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the year ended May 31,
	2010	2009	2008	2007	2006
TIER (1)	1.12}	-	1.04	1.01	1.10
Adjusted TIER	1.12}	1.10	1.15	1.12	1.11
(1) For the year ended May 31, 2009, we reported a net loss of $74 million; therefore, the TIER for this period results in a value below 1.00.

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

For computing compliance with our revolving credit agreement covenants, we are required to make these adjustments to our leverage ratio calculation. The revolving credit agreements prohibit us from incurring senior debt in an amount in excess of 10 times the sum of equity, members’ subordinated certificates, minority interest (noncontrolling interest) and subordinated deferrable debt, as defined by the agreements. In addition to the adjustments we make to calculate the adjusted leverage ratio, guarantees to our member systems that have an investment-grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

We are an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the U.S. government’s guarantee of all interest and principal payments. Therefore, we have little or no risk associated with the collection of principal and interest payments on these loans. Therefore, we believe there is little or no risk related to the repayment of the liabilities used to fund RUS guaranteed loans and we subtract such liabilities from total liabilities to calculate our leverage and debt to equity ratios. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting liabilities used to fund RUS guaranteed loans from total liabilities. The leverage and debt to equity ratios adjusted to subtract debt used to fund RUS guaranteed loans from total liabilities reflect management’s perspective on our operations and therefore, we believe that these are useful financial measures for investors.

Members have been required to purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market, and under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding members’ subordinated certificates to total equity. The leverage and debt to equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on our operations and therefore, we believe these are useful financial measures for investors.

We also sell subordinated deferrable debt in the capital markets with maturities of up to 39 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity. The leverage and debt to equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management’s perspective on our operations and therefore, we believe these are useful financial measures for investors.

We record derivative instruments at fair value on our consolidated balance sheets. The fair values are estimates of the future gains and losses we may incur related to derivatives. The amounts do not represent current cash flows and are not available to fund current operations. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the non-cash impact of our derivative accounting from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the impact of our derivative accounting from liabilities and equity reflect management’s perspective on our operations and therefore, we believe these are useful financial measures for investors.

As a result of issuing foreign denominated debt and the accounting standards for derivative financial instruments, which discontinued the practice of recording the foreign denominated debt and the related currency exchange agreement as one transaction, we must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance based on the accounting for foreign currency translation. At the time of issuance of all foreign denominated debt, we enter into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount we will ultimately pay to retire the debt unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt to equity ratios adjusted to exclude the effect of foreign currency translation reflect management’s perspective on our operations and therefore, we believe these are useful financial measures for investors.

The following table reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt to equity ratios as of the five years ended May 31, 2010.

Due to the adoption of new accounting standards for noncontrolling interests on June 1, 2009, minority interest (noncontrolling interest) is reported as equity on the consolidated balance sheets. As a result, it is not necessary to adjust equity to include minority interest (noncontrolling interest) in the leverage and debt to equity ratio as it was in prior periods. As required, we have reflected the changes in presentation and disclosure of noncontrolling interest in our consolidated financial statements for all periods presented in this Form 10-K, including the leverage and debt to equity ratios as of the five years ended May 31, 2010.

	May 31,
(dollar amounts in thousands)	2010	2009	2008	2007	2006
Liabilities	$19,556,448}	$20,463,605	$18,699,169	$17,843,151	$18,373,319
Less:
Derivative liabilities	(482,825)	(493,002)	(171,390)	(71,934)	(85,198)
Foreign currency valuation account	-	-	-	-	(244,955)
Debt used to fund loans guaranteed by RUS	(237,356)	(243,997)	(250,169)	(255,903)	(261,330)
Subordinated deferrable debt (1)	(311,440)	(311,440)	(311,440)	(486,440)	(636,440)
Subordinated certificates	(1,810,715)	(1,740,054)	(1,406,779)	(1,381,447)	(1,427,960)
Adjusted liabilities	$16,714,112}	$17,675,112	$16,559,391	$15,647,427	$15,717,436
Total equity	$586,767}	$519,100	$680,212	$732,030	$806,302
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	121,560}	(38,457)	(137,200)	(231,035)	(224,824)
Year-to-date derivative forward value (income)
loss	(2,696)	160,017	98,743	79,281	(28,805)
Current period foreign currency adjustments	-	-	-	14,554	22,594
Accumulated other comprehensive income (2)	(7,489)	(8,115)	(8,827)	(12,204)	(13,208)
Plus:
Subordinated certificates	1,810,715}	1,740,054	1,406,779	1,381,447	1,427,960
Subordinated deferrable debt (1)	311,440}	311,440	311,440	486,440	636,440
Adjusted equity	$2,820,297}	$2,684,039	$2,351,147	$2,450,513	$2,626,459
Guarantees	$1,171,109}	$1,275,455	$1,037,140	$1,074,374	$1,078,980
(1) At May 31, 2007 and 2006, includes $175 million and $150 million, respectively, of subordinated deferrable debt classified in short-term debt.
(2) Represents the accumulated other comprehensive income related to derivatives.

The leverage and debt to equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt to equity ratio =	Liabilities
Total equity

The adjusted leverage and debt to equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt to equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt to equity, as well as the adjusted ratio calculations, as of the five years ended May 31, 2010.

	May 31,
	2010	2009	2008	2007	2006
Leverage ratio	35.33	41.88	29.01	25.84	24.13
Adjusted leverage ratio	6.34	7.06	7.48	6.82	6.40

Debt to equity ratio	33.33	39.42	27.49	24.37	22.79
Adjusted debt to equity ratio	5.93	6.59	7.04	6.39	5.98

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 60.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors’ reports and quarterly financial results are included on pages 100 through 141 (see Note 17 to consolidated financial statements for a summary of the quarterly results of our operations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. At the end of the period covered by this report, based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the fourth quarter of 2010, we began the process of updating our general ledger and financial reporting systems. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation (“we,” “our” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

A material weakness (as defined in PCAOB Auditing Standard No. 5) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2010.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 30, 2010		August 30, 2010

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 30, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Reuben McBride (President of CFC)	63	2005	2011
J. David Wasson, Jr. (Vice President of CFC)	64	2006	2012
Delbert Cranford (Secretary-Treasurer of CFC)	66	2007	2013
Fred Anderson	58	2008	2011
Ray Beavers	55	2010	2013
Fred Brog	65	2009	2012
Raphael A. Brumbeloe	69	2007	2013
Walter K. Crook	70	2010	2013
Joel Cunningham	56	2009	2012
Jim L. Doerstler	62	2008	2011
Jimmy Ewing, Jr.	62	2007	2013
Michael J. Guidry	61	2009	2011
Christopher L. Hamon	47	2009	2012
Scott W. Handy	52	2009	2012
Jim Herron	53	2005	2011
William A. Kopacz	63	2006	2012
Lyle Korver	54	2010	2013
Burns E. Mercer	59	2008	2011
Glenn Miller	46	2009	2012
Randy D. Renth	46	2009	2012
Dwight Rossow	48	2008	2011
R. Wayne Stratton	62	2007	2013
F. E. Wolski	59	2007	2011

Under CFC’s bylaws, the Board of Directors must be composed of the following individuals:

•
20 directors, which must include one general manager and one director of a member system from each of 10 districts (but no more than one director from each state except in a district where only one state has members);

•	two directors designated by the National Rural Electric Cooperative Association; and if the Board determines at its discretion that an at-large director shall be elected,
•
one at-large director who satisfies the requirements of an Audit Committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and must be a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member.

The 20 district-level directors are each elected by a vote of the members within the district for which the director serves. The at-large director who satisfies the requirements of an Audit Committee financial expert is elected by the vote of all members. All CFC directors are elected for a three-year term and can serve a maximum of two consecutive terms. Each CFC member (other than associates) is entitled to one vote with respect to elections of directors in which they are entitled to vote.

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Reuben McBride	63	2010
Vice President and Director	J. David Wasson, Jr	64	2010
Secretary-Treasurer and Director	Delbert Cranford	66	2010
Governor and Chief Executive Officer	Sheldon C. Petersen	57	1995
Senior Vice President of Member Services and General Counsel	John J. List	63	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	60	1994
Senior Vice President of Operations	John T. Evans	60	1997
Senior Vice President of Corporate Relations	Richard E. Larochelle	57	1998
Senior Vice President of RTFC	Lawrence Zawalick	52	2000
Senior Vice President of Credit Risk Management	John M. Borak	65	2002

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

(e) (1) and (2) Business Experience and Directorships.

Mr. McBride has been a director of Graham County Electric Cooperative in Pima, AZ since 1991 and vice president since 1993. Mr. McBride has been the owner/operator of Reuben McBride Farms in Pima, AZ since 1980. Mr. McBride currently serves as president on the board of Arizona Electric Power Co-op., Inc. and chairman of the Executive Committee. In addition, Mr. McBride is a member of both the National and Arizona Action Committees for Rural Electrification. As a director of Graham County Electric Cooperative, Mr. McBride has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. McBride has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Wasson has been the president and CEO of Laurens Electric Cooperative, Inc. in Laurens, SC since 1973. He has served on the board of directors of Central Electric Cooperative since 2009 and the board of directors of New Horizon Electric Cooperative since 1997. Mr. Wasson has been a board member of the South Carolina Electric Cooperative Association since 1975 and served as chairman from December 1983 to December 1985. He also serves as a director of The Palmetto Bank. As president and CEO of Laurens Electric Cooperative, Mr. Wasson has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Wasson has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Cranford has served as a board director of Randolph Electric Membership Corporation in Asheboro, NC since 1989 and was president from 1995 to 2002 and vice president from 1994 to 1995. He is a director and former president of the North Carolina Association of Electric Cooperatives, Inc. and also served on the North Carolina Electrical Cooperative Board. Mr. Cranford also serves as a director of First Bank Corp., a member of the North Carolina Pharmaceutical Association and a board member and former president of the Farmer Volunteer Fire Department. He has been a retail pharmacist since 1966 and an owner of retail pharmacies since 1984. As director of Randolph Electric Membership Corporation, Mr. Cranford has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Cranford has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, NH since 1992. He is a founding board member of the NHEC Foundation. Mr. Anderson is also a board member of the Cooperative Research Council and a former board member of Northway Bank and former member of Northway Bank’s Audit Committee. Mr. Anderson is the former director of Finance and Administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation. Mr. Anderson is also a current member of the AICPA. As president and CEO of New Hampshire Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Beavers has been the general manager and CEO of United Electric Cooperative Services in Cleburne, TX since 1999. Mr. Beavers served as the board chairman of Texas Electric Cooperatives from 2008 to 2009 and as an alternate director of Brazos Electric Power Cooperative since 1999. Mr. Beavers was the chairman of the Rural Electric Management Development Council and former general manager and CEO of Southwest Rural Electric Association. In addition, he was the assistant to the general manager of Oklahoma Association of Electric Cooperatives and a member services coordinator of Cotton Electric Cooperative. As general manager and CEO of United Electric Cooperative Services, Mr. Beavers has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Beavers has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Brog has been director of Lower Valley Energy in Afton, WY since 1988. He has been a rancher and farmer in Freedom, Wyoming since 1970. Mr. Brog served as secretary-treasurer of NCSC and serves as a board member of Snake River Power Association. He was past president of Idaho Consumer-Owned Utilities Association and former director of Wyoming Rural Electric Association. In addition, Mr. Brog serves as president of Star Valley Cooperative Milk Marketing Association and adviser to the State of Wyoming Economic Development Committee. As a director of Lower Valley Energy, Mr. Brog has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Brog has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Brumbeloe has served as a board director of Upson Electric Membership Corporation in Thomaston, GA since 1978 and has been board president since 1998. Mr. Brumbeloe has served as a board member of Georgia Electric Membership Corporation since 1983 and served as chairman from 1988 to 1989. Mr. Brumbeloe was elected to the Board of Georgia Transmission Corporation in 2010. He is also a member representative of Oglethorpe Power Corporation. Mr. Brumbeloe retired from the Georgia State Patrol in 1995 and he has been owner of the Red Rock Armory since 1996. As a director of Upson Electric Membership Corporation, Mr. Brumbeloe has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Brumbeloe has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Crook has been a director of Butler Public Power District in David City, NE since 1991. Mr. Crook has served as the CEO of Polk & Butler Mutual Insurance Company since 1992. Mr. Crook has also served as the state director of Nebraska Rural Electric Association from 1997 to 1998 and 2008 to present. Mr. Crook is a director of Nebraska Farmers Mutual Reinsurance Company, an executive board member of the State Association of Mutual Insurance Companies of Nebraska and board chairman of Nebraska Rural TV Inc. He is former first vice president of Nebraska State Pork Association Board. Mr. Crook is a National Rural Electric Cooperative Association (“NRECA”) Certified Cooperative Director. He is also part owner of a farming operation. As a director of Butler Public Power District, Mr. Crook has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Crook has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Cunningham has been a director of Twin County Electric Power Association in Hollandale, MS since 2004. He has been a self-employed certified public accountant in Belzoni, MS since 1981. Mr. Cunningham is a member of the Mississippi Society of CPAs and the American Institute of CPAs. He is also a credentialed cooperative director through NRECA. As a director of Twin County Electric Power Association, Mr. Cunningham has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Cunningham has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure. Mr. Cunningham’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Doerstler has served as a board director of Whitewater Valley REMC in Liberty, IN since 1994. He has served as an officer, an executive committee member and board member of the Indiana Statewide Association of Rural Electric Cooperatives. Mr. Doerstler has served as vice president of Farm Credit Banks of Louisville, vice president of Credit for Wabash Valley Production Credit Association and branch manager of Greencastle Production Credit Association. He is semi-retired and formerly owned and operated Louie’s Boot Barn from 1987 until it was sold in June 2008. As a director of Whitewater Valley REMC, Mr. Doerstler has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Doerstler has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Ewing has served as a board director of Pointe Coupee Electric Membership Corporation in New Roads, LA since 1989 and has been board president since 1995. He served as secretary/treasurer from 1990 to 1995. He also serves as a board member of the Association of Louisiana Electric Cooperatives, Inc. and has been secretary-treasurer since 2006. He is a member of the Action Committee for Rural Electrification, a board member of the Louisiana Landowners Association and a former board member of Cajun Electric Power Cooperative. Mr. Ewing has been a restaurant owner since 1988 and a farm manager since 2002. As a director of Pointe Coupee Electric Membership Corporation, Mr. Ewing has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Ewing has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Guidry has been general manager of South Louisiana Electric Association in Houma, LA since 1989. Mr. Guidry currently serves as an alternate director for the Association of Louisiana Electric Cooperatives and previously served as alternate director of Cajun Electric Power Cooperative and president of Louisiana Distribution Co-op Managers Association.

He is also currently serving as vice president of NRECA and is the immediate past secretary-treasurer of NRECA. In addition, he is a former member of the NRECA Management Advisory Committee and former member of the NRECA Resolutions Committee, as well as a current director of the South Louisiana Economic Council and chairman of the South Louisiana Economic Council Regional Economic Development Committee. As general manager of South Louisiana Electric Association, Mr. Guidry has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Guidry has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Hamon has been the CEO of White River Valley Electric Cooperative, Inc. in Branson, MO since 1985. He currently serves as director and served as past president of Sho-Me Power Electric Cooperative and alternate director of KAMO Power. Mr. Hamon serves on the Executive Board, as president of the Alternative Fuel Taskforce and on multiple committees for the Association of Missouri Electric Cooperatives (AMEC) and was past president of the Cooperative Managers Group. In addition, he was the former Operations and Engineering manager for White River Valley Electric Cooperative. Mr. Hamon is a member of the Energy Efficiency/Demand Side Management Team for Associated Electric Cooperative, Inc., the Distribution Advisory Committee for Electric Power Research Institute, the Institute of Electrical & Electronic Engineers and the Missouri Society of Professional Engineers. As CEO of White River Valley Electric Cooperative, Mr. Hamon has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Hamon has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Handy has been the president and CEO of Cass County Electric Cooperative, Inc. in Kindred, ND since February 2002 and has been employed there in various capacities since October 1982. He has previously served as chairman for the Rural Electric Management Development Council, Minnkota Power Cooperative Manager’s Advisory Committee and the North Dakota Association of Rural Electric Cooperatives Manager’s Advisory Committee. In addition, he is board chairman for Greater Fargo-Moorhead Economic Development Corporation’s Growth Initiative Fund, a public/private loan pool that lends money for business expansion, and board member of the North Dakota State University Quentin N. Burdick Center for Cooperatives, the North Dakota State University Alumni Association and the Valley City State University Foundation. As president and CEO of Cass County Electric Cooperative, Mr. Handy has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Handy has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Herron has served as general manager of Mountain View Electric Association, Inc. in Limon, CO since 1996. Prior to that position, he was general manager at Farmers’ Electric Cooperative in Clovis, NM from 1993 to 1996. Mr. Herron currently serves on the Colorado Electric Education Institute. Previously, he served as chair of the Colorado Rural Electric Managers Association and as board member of the New Mexico Rural Electric Association. As general manager of Mountain View Electric Association, Mr. Herron has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Herron has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Kopacz has been the general manager of Midstate Electric Cooperative, Inc. in La Pine, OR since 1990. He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities and Mid Oregon Credit Union. He is also a former board president of Economic Development for Central Oregon. He is a former director of Ruralite Services, a northwest electric cooperative publication, and former president of the Oregon Rural Electric Cooperative Association. As general manager of Midstate Electric Cooperative, Mr. Kopacz has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Kopacz has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Korver has been the general manager and CEO of North West Rural Electric Cooperative in Orange City, IA since 1993. In addition, he was the secretary-treasurer and past chairman of the Resolutions Committee of Mid-West Electric Consumers Association. Mr. Korver was the general manager of Sioux Electric Cooperative Association from 1984 to 1993 and the shared general manager of Sioux Electric Cooperative Association and O’Brien County Rural Electric Cooperative from 1989 to 1993. Mr. Korver was the manager’s representative to the board of the Iowa Association of Electric Cooperatives from 2005 to 2006. He was also a member of NRECA Marketing and Energy Services Committee and ACRE President’s Club. Mr. Korver has been the president of Orange City Development Corporation since 2007. As general manager and CEO of North West Rural Electric Cooperative, Mr. Korver has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Korver has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Mercer has served as president and CEO of Meade County R.E.C.C. in Brandenburg, KY since 1994. He serves as a board member for Kentucky Association of Electric Cooperatives, United Utility Supply Cooperative and Farmers Bank. Mr. Mercer is a former NCSC board member and was a member of the Kentucky Society of Certified Public Accountants. As president and CEO of Meade County R.E.C.C., Mr. Mercer has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Mercer has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure. Mr. Mercer’s prior experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, OH since 2004. He currently serves on the board of Buckeye Power, Inc. including the Executive, Audit and Rate committees. Mr. Miller is a certified public accountant and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc. Mr. Miller is a part-owner and vice president of The Pines Golf Club in Orrville, OH. As president and CEO of Holmes-Wayne Electric Cooperative, Mr. Miller has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Miller has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure. Mr. Miller’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Renth has been director of Clinton County Electric Cooperative in Breese, IL since March 1997. He is a certified public accountant and has been at RehKemper & Son, Inc. of St. Rose, IL since December 2009. Prior to that, Mr. Renth was at Rickhoff & Associates, Ltd in O’Fallon, IL from October 2007 to November 2009. Mr. Renth was the controller of Auffenberg Auto Group, in St. Louis, Missouri from September 2006 to July 2007. He served as the plant controller for Cenveo, Inc., in St. Louis, MO from June 2006 to September 2006. Mr. Renth served as the chief financial officer of Archway International Trucks/Gateway City International in St. Louis, MO from December 1997 to June 2006. In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs. Mr. Renth is also a member of the Board of Education for Mascoutah Community Unit #19 School District. Mr. Renth is also owner and operator of RDR Acres Inc., a family farm corporation. As a director of Clinton County Electric Cooperative, Mr. Renth has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Renth has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure. Mr. Renth’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Rossow has served as a board director of Cam Wal Electric Cooperative in Herreid, SD since 1996. Mr. Rossow is also a board member of South Dakota Rural Electric Association. He has been self-employed as a rancher in Herreid, SD since 1980. Mr. Rossow is the owner of Rossow Feedlot Cleaning, LLC. As a director of Cam Wal Electric Cooperative, Mr. Rossow has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Rossow has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

Mr. Stratton has been a board director of East Kentucky Power Cooperative in Winchester, KY since 1990 and currently serves as chairman of the board. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing since 2004, Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995. He is an at-large director that serves as the Audit Committee financial expert as defined by the Securities and Exchange Commission. He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through NRECA. Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970. He currently serves as the Audit Committee chairman and Audit Committee financial expert of Republic Bancorp, a $3.2 billion bank traded on NASDAQ. Mr. Stratton is the former Audit Committee chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former board member of Kentucky Higher Education Assistance Authority (1985 to 2001) where as chairman for eight years, he participated in various finance transactions. He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs. As a director of East Kentucky Power Cooperative, Mr. Stratton has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Stratton has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure. Mr. Stratton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Wolski has served as a board director of Wyrulec Company in Lingle, WY since 1986. He has represented Wyoming’s cooperative electric utilities on the NRECA Board of Directors since 1999 and was recently elected as NRECA president. Prior to his election to president, Mr. Wolski served as vice president and secretary-treasurer of the NRECA board. He has served as a director of Tri-State Generation & Transmission since 2001. He served on the board of the Wyoming Rural Electric Association for nine years, including three years as president. Mr. Wolski is also a former board member of the Wyoming Rural Telecommunication Cooperative. He has been the owner/manager of a family farm with a commercial hunting operation since 1976 and is the owner/agent of an insurance business since 1987. As a director of Wyrulec Company and Tri-State Generation & Transmission, Mr. Wolski has acquired extensive experience with and knowledge of the rural electric cooperative industry. We believe Mr. Wolski has the qualifications, skills and experience necessary to act in the best interests of CFC and should serve as a director on the board in light of our cooperative structure.

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

Mr. Larochelle joined CFC as director of Corporate Relations in May 1996. He became Senior Vice President of Corporate Relations in August 1998. Before joining CFC, he was the Legislative director at NRECA where he worked for 12 years. He also worked at the U.S. Department of Agriculture in the Rural Electrification Administration and the Farmers Home Administration.

Mr. Zawalick joined CFC in 1980. Throughout his career with CFC, Mr. Zawalick has held various positions. In February 2000, Mr. Zawalick was named CFC’s Senior Vice President of RTFC.

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, MA from 1992 to 2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor-owned utilities. Prior assignments at Fleet in Hartford, CT included Manager of Credit Review and Manager of Loan Workout in the Connecticut bank.

(f) Involvement in Certain Legal Proceedings.

None to our knowledge.

(g) Promoters and Control Persons.

Inapplicable.

(h) Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

(i) Nominating Committee

Our Board of Directors does not have a standing nominating committee. As described above under “Part III – Item 10(a) Directors,” 20 of our directors are each elected by members in the district for which the director serves. To nominate director candidates, at the district meeting before the meeting at which candidates are to be elected from such district, a nominating committee is elected composed of one person from each state within the district. Each member of the nominating committee must be a trustee, director or manager of one of our members. Each district nominating committee then submits names of two or more nominees for each position in the district for which an election is to be held. We provide members of the nominating committee with director guidelines to use as an aide in reviewing applications from potential candidates. Our Board of Directors believes that it is appropriate for each nominating committee with respect to district-level director elections to consist of member representatives rather than directors because of our unique, localized election process.
One or more candidates for the at-large director who satisfies the requirements of an Audit Committee financial expert are nominated by our Board of Directors if the Board determines that it is appropriate to fill the seat. Our Board of Directors believes that it is appropriate for the full Board of Directors to nominate this director because of the position’s specific qualification requirements and the lack of any local district qualification requirement.

While we do not have a formal policy regarding diversity, the director guidelines we provide to each district nominating committee specify that a variety of perspectives, opinions and backgrounds is critical to the Board’s ability to perform its duties and various roles. We recognize the value of having a Board that encompasses a broad range of skills, expertise, industry knowledge and diversity of professional and personal experience.

(j) Audit Committee

Our Audit Committee currently consists of 14 directors: Mr. Anderson (Chairperson), Mr. Stratton (Vice-Chairperson), Mr. McBride (Ex Officio), Mr. Brog, Mr. Brumbeloe, Mr. Crook, Mr. Cunningham, Mr. Guidry, Mr. Handy, Mr. Herron, Mr. Mercer, Mr. Miller, Mr. Korver and Mr. Renth. Mr. Stratton was designated by the Board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under Management’s Discussion and Analysis in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2010. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2010 for filing with the Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee
Our Compensation Committee currently consists of seven directors: Mr. McBride, Mr. Wasson, Mr. Mercer, Mr. Cranford, Mr. Doerstler, Mr. Brumbeloe and Mr. Anderson. The Compensation Committee of the Board of Directors reviews and makes appropriate recommendations to the full Board of Directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the Chief Executive Officer (“CEO”). The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full Board of Directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

The Compensation Committee reports to the Board of Directors on its actions and recommendations following committee meetings and meets in executive session without members of management present when making specific compensation decisions. Although the Board has delegated authority to the Compensation Committee with respect to CFC’s executive and general employee compensation programs and practices, the full Board of Directors also reviews and ratifies CFC’s compensation and benefit programs each year.

The Compensation Committee’s charter can be found on our website at www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that CFC’s executive compensation program is achieving its objectives. Prior to the start of each fiscal year, the Board of Directors approves performance measures for the “corporate balanced scorecard,” which is the basis of the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan. After the end of the fiscal year, the Compensation Committee reviews and assesses the accomplishment of goals and determines whether to authorize the payment of incentive compensation. This authorization is then submitted to the full Board of Directors for ratification.

The President, Vice President and Secretary-Treasurer of the Board of Directors meets annually with the CEO to review his performance based on his individual achievements, contribution to CFC’s performance and other leadership accomplishments. In determining Mr. Petersen’s base pay, the Compensation Committee subjectively considers a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant
In fiscal year 2010, the Compensation Committee hired Mercer Human Resource Consulting (“Mercer”) to advise it on the CEO’s compensation as compared to the compensation of CEOs of peer group organizations. Through individual interviews with each member of the Compensation Committee, Mercer established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below). Mercer advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation. Mercer did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation.

Role of Executive Officers
As described above, the Compensation Committee has delegated the authority for making base pay decisions for the other named executive officers to the CEO. The CEO exercises his judgment to set base pay rates, based on general market data, overall corporate performance and leadership accomplishments. For additional information about the CEO’s role in compensation decisions, see “Base Pay” under the Compensation Discussion and Analysis section below.

(k) Section 16(a) Beneficial Ownership Reporting Compliance

Inapplicable.

(l) Board Leadership Structure and Role of Risk Oversight by the Board of Directors

Board Leadership Structure
The positions of CEO and President of CFC’s Board of Directors are held by two separate individuals. The President must be a member of the Board of Directors and is elected annually by the Board of Directors. The President of CFC’s Board of Directors has authority, among other things, to appoint members of the Board to standing committees, to appoint a vice chairperson to each Board standing committee and to appoint members to ad-hoc Board committees. The President of the Board presides over Board meetings, sets meeting agendas and determines materials to be distributed to the Board. Accordingly, the Board president has substantial ability to influence the direction of the Board. CFC believes that separation of the positions of Board President and CEO reinforces the independence of the Board in its oversight of its business and affairs. CFC also believes that this leadership structure is appropriate in light of the cooperative nature of the organization.

The Board of Directors appoints the CEO. The CEO is not a member of the Board of Directors. If the CEO position becomes vacant, the President will exercise the responsibilities of the CEO until a permanent or interim CEO is selected by the Board of Directors.

Board Role in Risk Oversight
CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the Board of Directors is primarily responsible for the oversight and direction of risk management. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the Board. CFC’s management is assisted in its day-to-day duties related to risk by individual business functions, in addition to an Asset Liability Committee and Corporate Credit Committee, authorized by the Board, and a Disclosure Committee. Each of these internal, multi-department committees consists of certain management-level employees.

In fulfilling its risk management oversight duties, the Board of Directors receives periodic reports on business activities from executive management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance group, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. The Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings.

The Board of Directors annually develops a strategic plan for CFC based on, among other things, discussions with management regarding the risks and opportunities affecting CFC. The strategic planning cycle begins with management’s risk assessment process, which includes executive officers, an operations committee composed of seven vice president-level employees, and other key managers from across the organization. During the risk assessment process, business risks and opportunities are identified and then prioritized based on their significance and the likelihood of their impact. The risk assessment results are provided to the Board of Directors at its annual strategic planning session. The strategic planning session provides the executive management team with an opportunity to review management’s internal risk assessment results with the Board and to discuss with the Board the risks and opportunities that could affect the organization’s ability to achieve its strategic goals. These discussions are an important input in the Board’s development of the strategic plan, which details the objectives that become operating goals on the corporate balanced scorecard used by the Board of Directors to measure the performance of CFC and its employees, including the named executive officers. The executive management team and the Board of Directors review the strategic and operating goals for alignment with the corporate vision, mission, and values.

CFC’s Audit Committee assists the Board of Directors in its risk oversight responsibilities. In accordance with its charter, CFC's Audit Committee is required to periodically inquire of the internal auditors and the external auditors regarding significant risks and exposures to the organization, as well as inquire as to the steps management has taken or proposes to take to minimize these risks. The Audit Committee periodically reviews compliance with such steps. The Corporate Compliance group provides the Audit Committee with semi-annual reports on compliance and ethics matters, including any breaches of laws, regulations or organizational standards. In addition, the Internal Audit group provides the Audit Committee with feedback on the effectiveness and design of internal control processes by reporting the results of its internal audits.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Lilly, List, Evans and Larochelle) are consistent with those offered to all employees.

Our executive compensation program provides a balanced mix of compensation that incorporates the following key components:
•	annual base pay,
•	an annual cash incentive which is based on the achievement of short-term (one-year) corporate goals,
•	a three-year cash incentive which is based on the achievement of longer-term corporate goals, and
•	retirement, health and welfare and other benefit programs provided generally to all CFC employees.

While all elements of executive compensation work together to provide a competitive compensation package, each element of compensation is determined independently of the other elements.

Our compensation philosophy is to target total compensation for employees – base pay, short-term incentive, long-term incentive and benefits – at the 75th percentile of market for the general employee population. However, due to the cooperative nature of the organization, CFC does not match the compensation levels of named executive officers of other financial services organizations at the 75th percentile since we do not offer stock or other equity compensation. It is important to CFC, however, to pay the named executive officers of CFC competitively in base pay to retain key talent.

Performance –Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to CFC. Other components of compensation – short-term and long-term incentives – reflect the performance of the organization and the success in achieving performance metrics established by the Board of Directors.

Retention – CFC’s success is due in large part to the relationship between our employees and our members. This makes the retention of employees, including the named executive officers, vital to our business and long-term success. The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis
In fiscal year 2010, Mercer was engaged by the Compensation Committee to provide compensation data for the CEO position using peer organizations identified by Mercer through interviews with each member of the Compensation Committee. Mercer included in the compensation comparison group companies that were similar to CFC in asset size, industry and business description. The group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full service financing, investment and related services. The peer companies included three Farm Credit banks and 10 regional banks or financial services companies. These companies were chosen because their businesses are similar to ours and the Compensation Committee believes that they employ executives that have skills and expertise consistent with what we would seek if we had to replace the CEO.

The comparison group companies had assets ranging from 50 percent to 200 percent of CFC’s December 2008 total assets, and included seven companies with greater total assets than ours. The comparison group consisted of New York Community Bancorp, Inc., Student Loan Corp., Astoria Financial Corp, Nelnet, Inc., Hudson City Bancorp, Inc., People’s United Financial Corp., Washington Federal Inc., TFS Financial Corp., Webster Financial Corp., and Flagstar Bancorp, as well as three Farm Credit banks.

Mercer led the Compensation Committee through an assessment of CEO compensation data at the comparison group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each comparator group company’s most recent annual report or proxy statement. The elements of compensation reviewed include:
•	current base salary;
•	actual bonus paid for fiscal year 2008*;
•
three-year average actual long-term incentive paid–includes restricted stock awards (valued at face value on the date of grant), stock option awards (valued at grant date utilizing the Black-Scholes option pricing model), other long-term incentive target awards (valued at target value on date of award), and cash long-term incentive payouts (valued at actual payout on date of award if target value is not disclosed); and

•	sign-on awards, special awards and mega-grants annualized over the term of employment contract or the vesting schedule.
    * For targeted compensation the target bonus for 2009 was used.

The Compensation Committee reviewed total compensation data for the comparator group for informational purposes and used this data solely to determine the competitiveness of our CEO base pay.

In determining the base compensation paid to our other named executive officers, the CEO reviewed national, credible third-party compensation surveys (including the Mercer Executive and CompAnalyst surveys) for financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. As with any search for a new CEO, a search for executives other than the CEO would not target executives at not-for-profit institutions. However, we have historically recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to us, and did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation
Base Pay – Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile. To attract and retain a highly-skilled work force, we must remain competitive with the pay of other employers that compete with us for talent. Given the challenging business environment during 2009 and 2010, at the CEO’s request and in spite of his strong performance and consistent with the organization’s approach to executive compensation during the last year, the Compensation Committee did not award a performance increase for the CEO for 2010. The Compensation Committee did approve, in recognition of the termination of the RTFC Supplemental Benefits Agreement which provided the CEO $30,000 of deferred compensation, annually, a $30,000 increase in the CEO’s base salary.

Because of the challenging business environment, particularly for financial services organizations, the CEO did not provide performance increases to the other named executive officers for fiscal year 2010.

Short-Term Incentive – Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives which help us to fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15 percent - 25 percent of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25 percent of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55 percent to 94 percent of total opportunity, with an average over the twelve years of 81.71 percent. This equates to a 12-year average payout of 15.66 percent of base salaries.

Our approach to establishing corporate goals for short-term incentive compensation has not changed since the plan’s inception. Corporate performance is measured using a balanced scorecard approved by the Board of Directors prior to the start of the fiscal year. The balanced scorecard is a performance management tool that articulates the corporate strategy into specific, quantifiable, measurable goals. The goals have always been tied to enhancing service to our member owners while ensuring all aspects of the business are effectively managed.

The scorecard is divided into four quadrants, reflecting crucial areas of business performance. Specific goals are established within those quadrants to focus all employees on the target results and measures that must be achieved if we are to succeed at realizing our strategic plan. The intent is to align organizational, departmental and individual initiatives to achieve a common set of goals.

The four quadrants for fiscal year 2010, which were the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2010, the Board of Directors established six corporate goals within these four quadrants. The Board of Directors establishes corporate goals and measures that they believe are achievable only if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2010 were:

•	Customer Engagement: Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•	Internal Process and Operations: Manage CFC’s operating expense levels.
•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•	Learning, Growth & Innovation: Reduce CFC’s cost of capital.

The determination of the extent to which the six goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2010 was confirmed by the Board of Directors with the filing of this Form 10-K. The Board determined that five of the six goals were achieved, equating to 85 percent of the total opportunity. The goal that was not achieved was the Learning, Growth & Innovation goal.

Long-Term Incentive – The long-term incentive program is a three-year plan that is tied to CFC’s long-term strategic objectives. The long-term incentive program was implemented to create dynamic tension between short-term objectives and long-term goals. It is also an effective retention tool, helping us keep key employees, and supports our efforts to compensate our employees at market competitive levels.

Under the long-term incentive program, performance units covering a three-year performance period are issued to each eligible employee at the start of each fiscal year. All employees employed on the first day of the fiscal year, June 1, are eligible to participate in the program for the performance period beginning on that date. The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the Board of Directors and the continued employment of the participant by CFC on the date of payment. We refer to each three-year performance period as a plan cycle.

The performance measure for all active long-term incentive plans is the achievement of bond rating targets for our senior secured debt as rated by three rating agencies: Standard & Poor’s Corporation, Fitch Ratings and Moody’s Investors Service. The value of the performance units will range from $0 to $150 per performance unit according to the level of CFC’s secured debt ratings by the three rating agencies. To achieve the highest value of $150, which exceeds the targeted value, all three agencies would have to raise our long-term secured debt rating to AA (or the equivalent rating at Moody’s Investors Service). To determine the payout value of performance units, the ratings are given a numerical value, i.e., 2 for A+ stable, 3 for A+ positive, etc. The ratings from each of the three agencies are then averaged to achieve the final value of the performance units. The number of performance units awarded to each employee for each program cycle is calculated by dividing a percentage, ranging from 15 percent to 25 percent, of the participant’s base pay on the first day of the plan cycle, by the payout value assigned to the target rating level. For the plan cycle ending May 31, 2010, the target rating level was “AA- Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that plan cycle was based on 25 percent of each named executive officer’s base pay on June 1, 2007. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5 percent of 2007 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2010:

Senior Secured Debt Rating - Incentive-Performance Linkage

Rating	A+			AA-			AA
Outlook	negative	stable	positive	negative	stable	positive
Numerical Score	1	2	3	4	5	6
Plan Pay-Out Unit Value	$0	$20	$60	$60	$100	$120	$150
* The target objective is in bold.

CFC uses its senior secured debt rating as the performance measure for the long-term incentive plan because, as a financial services company, CFC is dependent on the capital markets and stronger ratings lead to lower interest cost and more reliable access to the capital markets. As of May 31, 2010, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in June 2007 had no payout value because the May 31, 2010 senior secured debt ratings fell below the level of A+ stable outlook, which is the lowest rating for which incentive pay could have been earned. As a result, no payments were made to named executive officers for fiscal year 2010. Performance units issued to named executive officers in June 2008 will have a payout value based on senior secured debt ratings in place on May 31, 2011, and performance units issued to named executive officers in June 2009 will have a payout value based on senior secured debt ratings in place on May 31, 2012 (as described above).

Subsequent to the end of fiscal year 2010, CFC’s contract with Fitch Ratings was not renewed. As a result, the Board of Directors has authorized the amendment of the three active long-term incentive plans (Plan Cycle 2009, Plan Cycle 2010 and Plan Cycle 2011) to account for this change. All current plans will pay out if both rating agencies, Standard & Poor’s Corporation and Moody’s Investors Services, rate our senior secured debt at a high enough level to receive a payout. The payout will be based on the average of the two ratings (averages are calculated and rounded down to the next whole number).

Benefits
An important retention tool is our defined benefit pension plan, the Retirement Security Plan. CFC participates in a multiple employer pension plan managed by NRECA. We balance the effectiveness of this plan as a compensation and retention tool with the cost of the annual premium incurred to participate in this pension plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation.

We also offer a Pension Restoration Plan, which is a component of the NRECA Retirement Security Plan, to a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the Pension Restoration Plan is an unfunded, unsecured obligation of CFC and is not qualified for tax purposes. We pay the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice(s) from NRECA.

For more information on the Retirement Security Plan and the Pension Restoration Plan, see the Pension Benefits Table and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s non-qualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2010 cap for contributions is $16,500. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

Other Compensation
We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel. To provide these perquisites in an efficient fashion, the Board of Directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the Board of Directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2010, the Board of Directors authorized an aggregate of $28,500 to cover these allowances.

Severance/Change In Control Agreements
Mr. Petersen, CEO, and Mr. Evans, SVP, Operations, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change in control agreements. For more information on these severance arrangements, see Termination of Employment and Change In Control Arrangements below.

Compensation Committee Report
The Compensation Committee of the Board of Directors oversees CFC’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee
Reuben McBride
J. David Wasson, Jr.
Delbert Cranford
Raphael A. Brumbeloe
Burns Mercer
Jim L. Doerstler
Frederick C. Anderson
Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2010, 2009 and 2008 earned by the named executive officers and two additional executive officers of CFC that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Sheldon C. Petersen	2010	$747,350	$158,812	$447,698	$111,361	$1,465,221
Governor & CEO	2009	720,354	162,289	601,402	124,465	1,608,510
	2008	689,583	162,681	475,626	112,698	1,440,588

Steven L. Lilly	2010	397,700	84,511	272,443	7,648	762,302
Senior Vice President &	2009	397,700	91,084	353,179	10,311	852,274
Chief Financial Officer	2008	378,750	92,759	294,967	14,219	780,695

John J. List	2010	397,700	84,511	116,312	14,424	612,947
Senior Vice President of	2009	397,700	91,084	539,927	14,785	1,043,496
Member Services and	2008	378,750	92,759	523,478	9,848	1,004,835
General Counsel

John T. Evans	2010	397,700	84,511	202,007	14,998	699,216
Senior Vice President of	2009	397,700	91,084	206,755	14,785	710,324
Operations	2008	378,750	92,759	167,845	14,218	653,572

Richard E. Larochelle	2010	397,700	84,511	287,531	14,998	784,740
Senior Vice President of	2009	397,700	81,244	361,225	16,069	856,238
Corporate Relations	2008	276,000	67,610	180,744	12,189	536,543

Lawrence Zawalick (4)	2010	289,800	61,583	118,546	12,923	482,852
Senior Vice President of	2009	289,800	66,408	255,055	12,646	623,909
RTFC	2008	276,000	67,610	177,749	12,189	533,548

John M. Borak (4)	2010	254,950	54,177	77,120	12,253	398,500
Senior Vice President of	2009	254,950	58,416	64,880	11,955	390,201
Credit Risk Management	2008	242,800	59,547	69,951	11,535	383,833

(1) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are as follows:

Name	Year	Short-term Incentive Plan	Long-term Incentive Plan
Sheldon C. Petersen	2010	$158,812	$-
	2009	99,049	63,240
	2008	105,161	57,520

Steven L. Lilly	2010	84,511	-
	2009	54,684	36,400
	2008	57,759	35,000

John J. List	2010	84,511	-
	2009	54,684	36,400
	2008	57,759	35,000

John T. Evans	2010	84,511	-
	2009	54,684	36,400
	2008	57,759	35,000

Richard E. Larochelle	2010	84,511	-
	2009	54,684	26,560
	2008	42,090	25,520

Lawrence Zawalick (4)	2010	61,583	-
	2009	39,848	26,560
	2008	42,090	25,520

John M. Borak (4)	2010	54,177	-
	2009	35,056	23,360
	2008	37,027	22,520
(2) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under the NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which CFC participates, during each respective fiscal year.
(3) For Mr. Petersen, includes $28,500 of perquisites comprising $13,500 pursuant to Mr. Petersen’s automobile allowance and $15,000 pursuant to his spousal air travel allowance, in each case for fiscal year 2010. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile for company business. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. Additionally, for Mr. Petersen, fiscal year 2010 includes $62,641 related to RTFC contributions to the RTFC deferred compensation plan. For more information on this arrangement, see Employment Contracts and Nonqualified Deferred Compensation below. For Mr. Petersen, also includes $12,870 related to a sick leave incentive bonus for fiscal year 2010. The remaining amounts included in this column represent sick leave incentive bonuses for each named executive officer other than Mr. Petersen, and CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan.
(4) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.

Grants of Plan-Based Awards
We have a long-term and a short-term incentive plan for all employees, under which the named executive officers may receive a cash incentive up to 37.5 percent and 25 percent of salary, respectively. The incentive payouts are based on the executive officer’s salary at the date the program becomes effective. See the Compensation Discussion and Analysis above for further information on these incentive plans.

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2010.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$183,700	$275,550
Short-term Incentive Plan (2)	-	186,838	186,838
Steven L. Lilly
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
John J. List
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
John T. Evans
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
Richard E. Larochelle
Long-term Incentive Plan (1)	-	99,400	149,100
Short-term Incentive Plan (2)	-	99,425	99,425
Lawrence Zawalick
Long-term Incentive Plan (1)	-	72,500	108,750
Short-term Incentive Plan (2)	-	72,450	72,450
John M. Borak
Long-term Incentive Plan (1)	-	63,700	95,550
Short-term Incentive Plan (2)	-	63,738	63,738
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of AA- stable at May 31, 2012.
(2) Target and maximum payouts represent 25 percent of May 31, 2010 base salary. For the payout earned under the fiscal year 2010 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

The Board of Directors approved a new long-term incentive plan, as amended, and made grants of performance units to the named executive officers on June 1, 2010. The payout under these grants will be determined on May 31, 2013.

Employment Contracts
Pursuant to an employment agreement effective as of January 1, 2008, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 29, 2012 (with automatic one-year extensions unless either party objects) at no less than his base salary at the time of execution, or $710,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the employment agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See Termination of Employment and Change in Control Arrangements below for a description of these provisions and for information on these amounts.

Pursuant to a separate independent contractor agreement (the “Amended and Restated Supplemental Benefit Agreement”) effective as of December 4, 2006, as amended, Mr. Petersen has agreed to provide service as an executive officer of RTFC. Pursuant to the Amended and Restated Supplemental Benefit Agreement, RTFC was required to credit $30,000 to a deferred compensation account on January 1 of each year. Effective as of May 19, 2009, RTFC and Mr. Petersen entered into an amendment to the Amended and Restated Supplemental Benefit Agreement. Pursuant to the amendment, no further contributions were made to the deferred compensation account other than interest earned up to the liquidation of the account. All amounts in the account were liquidated and distributed in a lump sum to Mr. Petersen on May 19, 2010, including interest earned through May 18, 2010. For additional information, see RTFC Deferred Compensation Plan and Nonqualified Deferred Compensation below.

For information about Mr. Evans’ termination agreement, see Termination of Employment and Change In Control Arrangements.

Pension Benefits Table
CFC is a participant in a multiple employer defined benefit pension plan, the Retirement Security Plan, which is administered by NRECA. Since the plan is a multiple employer plan in which CFC participates, CFC is not liable for the amounts shown and such amounts are not reflected in CFC’s audited financial statements. CFC’s expense is limited to the annual premium to participate in the plan. There is no funding liability for CFC for the plan.

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service. Each of the named executive officers participates in the qualified pension plan component of the Retirement Security Plan. Under the plan, participants are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.90 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation. Normal retirement age under the qualified pension plan is age 62; however, the plan does allow for early retirement with reduced benefits. For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date. Each of the named executive officers is eligible for early retirement under the plan.

CFC also offers a Pension Restoration Plan, which is a component of the Retirement Security Plan. Each of the named executive officers participates in the Pension Restoration Plan component of the Retirement Security Plan, the purpose of which is to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The Pension Restoration Plan restores the value of the Retirement Security Plan for each officer to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place.

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

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2010 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	26.75	$1,822,302	$383,248
Steven L. Lilly	NRECA Retirement Security Plan	25.58	1,785,854	126,441
John J. List (4)	NRECA Retirement Security Plan	1.92	118,531	90,790
John T. Evans	NRECA Retirement Security Plan	11.50	840,711	85,343
Richard E. Larochelle	NRECA Retirement Security Plan	26.00	1,519,388	165,680
Lawrence Zawalick	NRECA Retirement Security Plan	29.67	1,377,720	54,921
John M. Borak (5)	NRECA Retirement Security Plan	3.92	261,741	3,088
(1) CFC is a participant in a multiple employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple employer pension plan. Mr. Larochelle has 12 credited years of service with another cooperative in addition to CFC. All other executives have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2010, as provided by the plan administrator, NRECA, using interest rates ranging from 2.5 percent to 5.5 percent per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2010 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan.
(4) At May 31, 2010, Mr. List is eligible for retirement based on the normal retirement age of 62. Due to Mr. List’s quasi-retirement in January 2009, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. List received credited years of service for the remainder of the 2009 calendar year and receives 12 months of credited service in January of each year thereafter.
(5) At May 31, 2010, Mr. Borak is eligible for retirement based on the normal retirement age of 62. Due to Mr. Borak’s quasi-retirement in January 2007, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. Borak received credited years of service for the remainder of the 2007 calendar year and receives 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
CFC Deferred Compensation Plan
The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100 percent of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2010 cap for contributions is $16,500. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

RTFC Deferred Compensation Plan
As described under Employment Contracts above, prior to the May 19, 2009 amendment to the Amended and Restated Supplemental Benefit Agreement, RTFC contributed a sum of $30,000 annually to a deferred compensation account for Mr. Petersen on January 1 of each year that Mr. Petersen provided executive services to RTFC. Interest was credited to the account on December 31 of each such year at a rate equal to CFC’s 20-year medium-term note rate on that date. On December 31, 2009, the applicable interest rate was 6.41 percent. As stated under Employment Contracts above, the RTFC Board of Directors and Mr. Petersen agreed to liquidate the deferred compensation account, resulting in a lump sum payment to Mr. Petersen on May 19, 2010.

The following table summarizes information related to the nonqualified deferred compensation plans in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2010.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions (3)	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen
CFC Deferred Compensation	$ 16,500	$-	$36,285	$-	$251,679
RTFC Deferred Compensation (2)	-	62,641	-	(786,588)	-

Steven L. Lilly
CFC Deferred Compensation	-	-	26,755	-	158,827

John J. List
CFC Deferred Compensation	15,500	-	13,769	-	86,215

John T. Evans
CFC Deferred Compensation	16,500	-	13,665	-	145,953

Richard E. Larochelle
CFC Deferred Compensation	16,500	-	12,512	-	226,192

Lawrence Zawalick
CFC Deferred Compensation	15,500	-	17,801	-	117,855

John M. Borak
CFC Deferred Compensation	20,042	-	219	-	90,041
(1) Executive contributions are also included in the fiscal year 2010 Salary column in the Summary Compensation Table above.
(2) The Amended and Restated Supplemental Benefit Agreement terminated once funds earned were liquidated and distributed to Mr. Petersen on May 19, 2010. No additional contributions will be made to the account other than interest earned up to the liquidation of the account. Interest accrued at the CFC 20-year medium-term note rate on December 31, 2009, and resulted in additional RTFC interest of $62,641 through May 19, 2010. RTFC’s contribution for interest earned of $62,641 for fiscal year 2010 is also included in the fiscal year 2010 All Other Compensation column in the Summary Compensation Table above.
(3) The total distribution for the RTFC Deferred Compensation plan includes $723,947 reported in the Summary Compensation Table in prior years.

Termination of Employment and Change In Control Arrangements
Mr. Petersen and Mr. Evans each have an executive agreement with CFC under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change in control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event of May 31, 2010, the compensation payable to Mr. Petersen for termination without cause would be $2,591,697. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

For purposes of Mr. Petersen’s executive agreement, “cause” generally means (i) the willful and continued failure by Mr. Petersen to perform his duties under the agreement or comply with written policies of CFC, (ii) willful conduct materially injurious to CFC, or (iii) conviction of a felony involving moral turpitude. “Good reason” generally means (i) a reduction in the rate of Mr. Petersen’s base salary, (ii) a decrease in his titles, duties or responsibilities, or the assignment of new responsibilities which, in either case, is materially less favorable to Mr. Petersen when compared to his titles, duties and responsibilities which were in effect immediately prior to such assignment or (iii) the relocation of CFC’s principal office or the relocation of Mr. Petersen to a location more than 50 miles from the principal office of CFC.

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation for the additional nine-month period, and payment for all health and welfare and retirement plans. Assuming a termination date of May 31, 2010, the cost of compensation payable to Mr. Evans for termination without cause would be $468,257. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table
Directors receive a fixed sum of $4,000 for each of the scheduled board meetings attended and $150 for each conference call attended. Additionally, the directors receive reimbursement for reasonable travel expenses. The fixed cash amounts are paid following the conclusion of each board meeting or conference call attended. The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2010.

Name	Total Fees Earned
Reuben McBride	$38,550
J. David Wasson, Jr.	37,350
Delbert Cranford	38,400
Fred Anderson	38,550
Charles Ayers	8,000
Ray Beavers	8,300
Fred Brog	36,000
Raphael A. Brumbeloe	38,100
Walter K. Crook	24,450
Joel Cunningham	37,050
Jim L. Doerstler	38,400
Jimmy Ewing Jr.	37,950
Michael J. Guidry	22,000
Christopher Hamon	37,200
Scott Handy	36,900
Jim Herron	33,500
Martin Hillert, Jr.	33,050
William A. Kopacz	38,100
Lyle Korver	8,300
Burns Mercer	37,800
Glenn Miller	36,900
Randy D. Renth	36,900
Dwight Rossow	37,200
Darryl Schriver	33,350
R. Wayne Stratton	39,150
F. E. Wolski	28,150

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2010, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons
Our Board of Directors has established a written policy governing related person transactions. The policy covers transactions with related persons such as our directors and executive officers and their immediate family members and entities, such as certain of our members, of which any of our directors or executive officers is an executive officer, director or employee or otherwise controls. Under this policy, a related person transaction is any transaction in which we are a participant involving in excess of $120,000 in which a related person had, has or will have a direct or indirect material interest, other than compensatory and expense reimbursement arrangements, transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions that are deemed to be related credits. Such related person transactions are subject to review and approval by the General Counsel, or in some cases, the Board of Directors (excluding any interested Director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are members, employees, executive officers or directors in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit, and our independent third-party reviewer, which reviews our credit extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the Board of Directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full Board of Directors, except that any interested directors may not participate, directly or indirectly, in the deliberations or vote with respect to such approval. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan. The CEO has authority to approve emergency lines of credit. Notwithstanding the related person transaction policy, the CEO will extend such lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria.

Related Person Transactions
See the Summary Compensation Table in Item 11 for a description of compensation paid to Larry Zawalick and John Borak, CFC’s executive officers who are not named executive officers, but meet the definition of a “related person” as described above.

As a cooperative, CFC was established for the very purpose of extending financing to its members (from which our directors must be drawn). Loans and guarantees to member systems of which directors of CFC are members, employees, officers or directors are made in the ordinary course of CFC business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and which do not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which directors of CFC are members, employees, officers or directors. CFC has adopted a policy whereby substantially all extensions of credit to entities related to directors or their immediate family members are approved only by the disinterested directors.

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

No director is considered independent unless the Board has affirmatively determined that he or she has no material relationship with CFC, either directly or as a partner, shareholder or officer of an organization that has a relationship with CFC. Material relationships can include banking, legal, accounting, charitable and familial relationships, among others. In addition, a director is not considered independent if any of the following relationships existed:

(i)	the director is, or has been within the last three years, an employee of CFC or an immediate family member is, or has been within the last three years, an executive officer of CFC;
(ii)
the director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from CFC, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

(iii)
(a) the director or an immediate family member is a current partner of a firm that is CFC’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and personally works on CFC’s audit; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on CFC’s audit within that time;

(iv)
the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of CFC’s present executive officers at the same time serves or served on that company’s compensation committee; or

(v)
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2 percent of such other company’s consolidated gross revenues.

The Board of Directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the Board of Directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2010. The Board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Charles Ayers (1)	Jim L. Doerstler	Randy D. Renth
Ray Beavers	Jimmy Ewing Jr.	Dwight Rossow
Raphael A. Brumbeloe	Michael J. Guidry	R. Wayne Stratton
Fred Brog	Jim Herron	J. David Wasson, Jr.
Delbert Cranford	Reuben McBride	F. E. Wolski
Walter K. Crook	Glenn Miller
Joel Cunningham
(1) This director served during the year ended May 31, 2010; however he was no longer a director at May 31, 2010.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended May 31, 2010 and 2009 and fees for other services provided during that period by Deloitte & Touche, LLP.

	2010	2009
Audit fees (1)	$1,854,450	$1,736,488
Audit-related fees (2)	78,005	-
Tax fees (3)	48,410	63,710
All other fees (4)	35,625	15,000
Total	$2,016,490	$1,815,198
(1) Audit fees in 2010 and 2009 consist of fees for the audit of our consolidated financial statements, including RTFC and NCSC in accordance with the accounting standards governing variable interest entities, totaling $1,442,800 and $1,289,000, respectively, and fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $204,500 and $186,000, respectively. Additionally, audit fees in 2010 and 2009 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees include fees incurred in connection with the acquisition of Innovative Communication Corporation’s assets as a result of bankruptcy proceedings.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) These fees relate to the audit of a trust serviced by CFC and legislative research fees.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants. Under the policy, the Audit Committee’s pre-approval for permissible non-audit services is not required if all such services i) do not aggregate to more than 5 percent of total revenue paid to the independent registered public accountants in the fiscal year when services are provided, ii) were not recognized as non-audit services at the time of the engagement and iii)management provides a report to the Audit Committee concerning such services at the next regularly scheduled Board meeting following such engagement. All fiscal 2010 and fiscal 2009 services were pre-approved by the Audit Committee. CFC’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by CFC’s board of directors and members on March 1, 2005. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 15, 2005.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-	Indenture dated February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
	4.3	-	Revolving Credit Agreement dated March 22, 2006 for $1,000,000,000 maturing on March 22, 2011. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 14, 2006.
	4.4	-	Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 12, 2007.
	4.5	-	Revolving Credit Agreement dated March 10, 2010 for $1,300,000,000 maturing on March 8, 2013. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 14, 2010.
	4.6	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
	4.7	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 333-155631).
	4.8	-
First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).

	4.9	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

	4.10	-
Series B Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 25, 2006.

	4.11	-
Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.13 to our Form 10-K filed on August 25, 2006.

	4.12	-
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

	4.13	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

	4.14	-
Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.13 to our Form 10-K filed on August 24, 2005.

	4.15	-
Pledge Agreement dated June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 24, 2005.

	4.16	-
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

4.17	-
Indenture dated May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on May 25, 2000 (Registration No. 333-37940).

4.18	-
First Supplemental Indenture dated March 12, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3ASR filed on April 19, 2007 (Registration No. 333-142230).

4.19	-
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

4.20	-
Note Purchase Agreement dated March 23, 2009, for $400,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.24 to our Form 10-Q filed on April 8, 2009.

4.21	-
Pledge Agreement dated March 23, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.25 to our Form 10-Q filed on April 8, 2009.

4.22	-
Indenture dated October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

4.23	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

4.24	-
Series C Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.30 to our Form 10-Q filed on October 14, 2008.

4.25	-
Pledge Agreement dated September 19, 2008, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.31 to our Form 10-Q filed on October 14, 2008.

4.26	-
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

4.27	-
Amendment No. 1 dated September 19, 2008 to the Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.33 to our Form 10-Q filed on October 14, 2008.

4.28	-
Amendment No. 2 dated December 9, 2008 to the Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 expiring on March 16, 2012. Incorporated by reference to Exhibit 4.35 to our Form 10-Q filed on January 9, 2009.

4.29	-
Amendment No. 4 dated December 9, 2008 to the Revolving Credit Agreement dated March 22, 2006 for $1,000,000,000 expiring on March 22, 2011. Incorporated by reference to Exhibit 4.36 to our Form 10-Q filed on January 9, 2009.

4.30	-
Amendment No. 3 dated December 19, 2008 to the Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 expiring on March 16, 2012. Incorporated by reference to Exhibit 4.40 to our Form 10-Q filed on January 9, 2009.

4.31	-
Amendment No. 5 dated December 19, 2008 to the Revolving Credit Agreement dated March 22, 2006 for $1,000,000,000 expiring on March 22, 2011. Incorporated by reference to Exhibit 4.41 to our Form 10-Q filed on January 9, 2009.

4.32	-	Term Loan Credit Agreement dated January 21, 2009 for $200,000,000 expiring on January 21, 2010. Incorporated by reference to Exhibit 4.42 to our Form 10-Q filed on April 8, 2009.
4.33	-
Note Purchase Agreement dated December 15, 2008 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.37 to our Form 10-Q filed on January 9, 2009.

4.34	-
Pledge Agreement dated December 15, 2008, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.38 to our Form 10-Q filed on January 9, 2009.

4.35	-
Note Purchase Agreement dated February 5, 2009 for $500,000,000, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.43 to our Form 10-Q filed on April 8, 2009.

4.36	-
Pledge Agreement dated February 5, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.44 to our Form 10-Q filed on April 8, 2009.

4.37	-
Note Purchase Agreement dated May 22, 2009 for $1,000,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.43 to our Form 10-K filed on August 17, 2009.

4.38	-
Pledge Agreement dated May 22, 2009, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.44 to our Form 10-K filed on August 17, 2009.

4.39	-
Amendment No. 1 dated July 13, 2009 to the Note Purchase Agreement dated December 15, 2008 for $500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.45 to our Form 10-K filed on August 17, 2009.

4.40	-
Amendment No. 1 dated July 13, 2009 to the Note Purchase Agreement dated February 5, 2009 for $500,000,000, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.46 to our Form 10-K filed on August 17, 2009.

4.41	-
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

4.42	-
Indenture for Clean Renewable Energy Bonds, Secured Tax Credit Series 2009A dated September 1, 2009 between the Registrant, U.S. Bank Trust National Association as trustee, and the Federal Agricultural Mortgage Corporation as guarantor. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

	-	Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
10.1	-	Plan Document for CFC’s Deferred Compensation Program amended and restated July 1, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-K filed on August 24, 2005.*
10.2	-	Employment Contract between CFC and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2008. *
10.3	-
Supplemental Benefit Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, dated July 22, 2004. Incorporated by reference to Exhibit 10.3 to our Form 10-K filed on August 20, 2004. *

10.4	-	Amended and Restated Supplemental Benefit Agreement between RTFC and Sheldon C. Petersen, dated December 4, 2006. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2008.*
10.5	-
First Amendment to Amended and Restated Supplemental Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on January 11, 2008.*

10.6	-
Employment Contract between CFC and John T. Evans, dated September 17, 1997 including termination of employment arrangement. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2007.*

10.7	-
Agreement of Purchase and Sale between CFC and Loudoun Land Venture, LLC dated November 28, 2007. Exhibit C to the Agreement of Purchase and Sale has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 11, 2008.

10.8	-
First Amendment to Agreement of Purchase and Sale between CFC and Loudoun Land Venture, LLC dated December 17, 2007. Incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on January 11, 2008.

10.9	-
Second Amendment to Agreement of Purchase and Sale between CFC and Loudoun Land Venture, LLC dated December 21, 2007. Exhibits A and C to the Second Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.8 to our Form 10-Q filed on January 11, 2008.

10.10	-
Agreement of Purchase and Sale between CFC and DTC Partners, LLC dated May 2, 2008. Exhibits A, E and G to the Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.10 to our Form 10-K filed on August 27, 2008.

10.11	-	First Amendment to Agreement of Purchase and Sale between CFC and DTC Partners, LLC dated June 30, 2008. Incorporated by reference to Exhibit 10.11 to our Form 10-K filed on August 27, 2008.
10.12	-	Second Amendment to Agreement of Purchase and Sale between CFC and DTC Partners, LLC dated July 29, 2008. Incorporated by reference to Exhibit 10.12 to our Form 10-K filed on August 27, 2008.
10.13	-
Third Amendment to Agreement of Purchase and Sale between CFC and DTC Partners, LLC dated August 25, 2008. Graphics to the Third Amendment to Agreement of Purchase and Sale have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on October 14, 2008.

10.14	-	Fourth Amendment to Agreement of Purchase and Sale between CFC and DTC Partners, LLC dated December 3, 2008. Incorporated by reference to Exhibit 10.14 to our Form 10-Q filed on January 9, 2009.

10.15	-
Second Amendment to Amended and Restated Supplemental Agreement between Rural Telephone Finance Cooperative and Sheldon C. Petersen, effective May 19, 2009. Incorporated by reference to Exhibit 10.15 to our Form 10-K filed on August 17, 2009.*

10.16	-	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.*
10.17	-	Construction agreement between CFC and Whiting-Turner Contracting Company dated August 26, 2009.
10.18	-
First Amendment to construction agreement between CFC and Whiting-Turner Contracting Company executed on June 1, 2010. Exhibit F to the First Amendment to the construction agreement has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

12	-	Computations of ratio of earnings to fixed charges.
23.1	-	Consent of Deloitte & Touche LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 30th day of August 2010.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:          /s/  SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial Officer
Steven L. Lilly

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ REUBEN MCBRIDE	President and Director
Reuben McBride

/s/ J. DAVID WASSON, JR.	Vice President and Director
J. David Wasson, Jr.

/s/ DELBERT CRANFORD	Secretary-Treasurer and Director
Delbert Cranford

/s/ FRED ANDERSON	Director	August 30, 2010
Fred Anderson

/s/ RAY BEAVERS	Director
Ray Beavers

/s/ FRED BROG	Director
Fred Brog

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ WALTER K. CROOK	Director
Walter K. Crook

/s/ JOEL CUNNIGHAM	Director
Joel Cunningham

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

Signature	Title	Date

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ MICHAEL J. GUIDRY	Director
Michael J. Guidry

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ JIM HERRON	Director
Jim Herron

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz		August 30, 2010

/s/ LYLE KORVER	Director
Lyle Korver

/s/ BURNS E. MERCER	Director
Burns E. Mercer

/s/ GLENN MILLER	Director
Glenn Miller

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ R. WAYNE STRATTON	Director
R. Wayne Stratton

/s/ F. E. WOLSKI	Director
F. E. Wolski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 30, 2010

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

  A S S E T S

	May 31,
	2010	2009

Cash and cash equivalents	$513,906}	$504,999

Restricted cash	15,709}	8,207

Investments in equity securities	58,607}	47,000

Loans to members	19,342,704}	20,192,309
Less: Allowance for loan losses	(592,764)	(622,960)
Loans to members, net	18,749,940}	19,569,349

Accrued interest and other receivables	216,650}	260,428

Fixed assets, net	55,682}	43,162

Debt service reserve funds	45,662}	46,662

Debt issuance costs, net	46,562}	50,414

Foreclosed assets, net	42,252}	48,721

Derivative assets	373,203}	381,356

Other assets	25,042}	22,407

	$20,143,215}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

 CONSOLIDATED BALANCE SHEETS

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	May 31,
	2010	2009

Short-term debt	$4,606,361}	$4,867,864

Accrued interest payable	214,072}	249,601

Long-term debt	12,054,497}	12,720,055

Deferred income	17,001}	18,962

Guarantee liability	22,984}	29,672

Other liabilities	36,553}	32,955

Derivative liabilities	482,825}	493,002

Subordinated deferrable debt	311,440}	311,440

Members’ subordinated certificates:
Membership subordinated certificates	643,211}	642,960
Loan and guarantee subordinated certificates	769,654}	818,999
Member capital securities	397,850}	278,095
Total members’ subordinated certificates	1,810,715}	1,740,054

Commitments and contingencies

CFC equity:
Retained equity	568,577}	500,823
Accumulated other comprehensive income	8,004}	8,115
Total CFC equity	576,581}	508,938
Noncontrolling interest	10,186}	10,162
Total equity	586,767}	519,100

	$20,143,215}	$20,982,705

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended May 31,
	2010	2009	2008
Interest income	$1,043,635}	$1,070,764	$1,051,393
Interest expense	(912,111)	(935,021)	(931,268)

Net interest income	131,524}	135,743	120,125

Recovery of (provision for) loan losses	30,415}	(113,699)	30,262

Net interest income after recovery of (provision for) loan losses	161,939}	22,044	150,387

Non-interest income:
Fee and other income	17,711}	13,163	19,608
Settlement income	22,953}	-	-
Derivative losses	(20,608)	(47,028)	(71,710)
Results of operations of foreclosed assets	1,122}	3,774	7,528

Total non-interest income	21,178}	(30,091)	(44,574)

Non-interest expense:
Salaries and employee benefits	(39,113)	(36,865)	(36,428)
Other general and administrative expenses	(31,839)	(23,977)	(24,041)
Recovery of (provision for) guarantee liability	5,281}	(1,615)	3,104
Market adjustment on foreclosed assets	(6,591)	(8,014)	(5,840)
Loss on early extinguishment of debt	-	-	(5,509)
Other	(604)	(353)	(788)

Total non-interest expense	(72,866)	(70,824)	(69,502)

Income (loss) prior to income taxes	110,251}	(78,871)	36,311

Income tax benefit	296}	5,101	3,335

Net income (loss)	110,547}	(73,770)	39,646

Less: Net (income) loss attributable to the noncontrolling interest	(235)	3,900	6,099

Net income (loss) attributable to CFC	$110,312}	$(69,870)	$45,745

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

 (in thousands)

				Accumulated					Membership
			Total	Other	CFC	Unallocated	Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Net Income	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	(Loss)	Reserve	Allocated	Fund
Balance as of May 31, 2007	$732,030	$21,989}	$710,041	$12,204}	$697,837	$ 131,528	$ 158,308	$405,598	$ 2,403
Patronage capital retirement	(85,494)	-	(85,494)	-	(85,494)	-	-	(85,494)	-
Net income	39,646	(6,099)	45,745	-	45,745}	(87,525)	29,061	103,185	1,024
Other comprehensive loss	(3,127)	250}	(3,377)	(3,377)	-	-	-	-	-
Total comprehensive income	36,519	(5,849)	42,368
Other	(2,843)	(1,893)	(950)	-	(950)	-	40	(40)	(950)
Balance as of May 31, 2008	$680,212	$14,247}	$665,965	$ 8,827}	$657,138	$ 44,003	$ 187,409	$423,249	$ 2,477
Patronage capital retirement	(85,526)	-	(85,526)	-	(85,526)	-	(217)	(85,309)	-
Net income	(73,770)	(3,900)	(69,870)	-	(69,870)	(153,694)	(94)	82,894	1,024
Other comprehensive loss	(737)	(25)	(712)	(712)	-	-	-	-	-
Total comprehensive income	(74,507)	(3,925)	(70,582)
Other	(1,079)	(160)	(919)	-	(919)	-	-	-	(919)
Balance as of May 31, 2009	$519,100	$10,162}	$508,938	$ 8,115}	$500,823}	$ (109,691)	$ 187,098}	$420,834}	$ 2,582}
Patronage capital retirement	(41,400)	-}	(41,400)	-	(41,400)	-	-	(41,400)	-
Net income	110,547}	235}	110,312}	-	110,312}	2,707}	4,895}	101,686}	1,024}
Other comprehensive loss	(139)	(28)	(111)	(111)	-}	-	-	-	-
Total comprehensive income	110,408}	207}	110,201}
Other	(1,341)	(183)	(1,158)	-}	(1,158)	-	-	-	(1,158)
Balance as of May 31, 2010	$586,767}	$ 10,186}	$576,581}	$ 8,004}	$568,577}	$ (106,984)	$ 191,993}	$481,120}	$ 2,448}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended May 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$110,547}	$(73,770)	$39,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(7,687)	(6,125)	(6,954)
Amortization of debt issuance costs and deferred charges	13,011}	11,431	16,241
Depreciation	1,984}	2,284	2,274
(Recovery of) provision for loan losses	(30,415)	113,699	(30,262)
(Recovery of) provision for guarantee liability	(5,281)	1,615	(3,104)
Results of operations of foreclosed assets	(1,122)	(3,774)	(7,528)
Market adjustment on foreclosed assets	6,591}	8,014	5,840
Derivative forward value	(2,696)	160,017	98,743
Purchases of trading securities	-}	(71,405)	-
Sales of trading securities	-}	71,405	-
Changes in operating assets and liabilities:
Accrued interest and other receivables	30,032}	(12,249)	24,816
Accrued interest payable	(35,530)	5,302	(37,159)
Other	4,386}	9,679	(1,044)

Net cash provided by operating activities	83,820}	216,123	101,509

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(6,950,561)	(9,541,927)	(8,013,327)
Principal collected on loans	7,672,030}	8,371,234	7,019,075
Net investment in fixed assets	(14,504)	(20,940)	(17,253)
Net cash provided by foreclosed assets	1,000}	6,000	9,056
Net proceeds from sale of loans	127,855}	-	73,972
Investments in equity securities	(11,092)	(47,000)	-
Change in restricted cash	(7,502)	6,253	(12,428)

Net cash provided by (used in) investing activities	817,226}	(1,226,380)	(940,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) issuances of short-term debt, net	5,957}	(861,991)	265,645
Payments for renewal of bank lines of credit	(8,501)	-	-
Proceeds from issuance of long-term debt, net	1,714,521}	5,138,404	2,061,744
Payments for retirement of long-term debt	(2,651,172)	(3,208,325)	(1,380,423)
Payments for retirement of subordinated deferrable debt	-}	-	(175,000)
Proceeds from issuance of members’ subordinated certificates	156,197}	387,557	76,589
Payments for retirement of members’ subordinated certificates	(69,701)	(38,048)	(48,308)
Payments for retirement of patronage capital	(38,524)	(78,479)	(77,378)
Payments for retirement of RTFC patronage capital	(916)	(1,671)	(9,771)

Net cash (used in) provided by financing activities	(892,139)	1,337,447	713,098

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,907}	327,190	(126,298)
BEGINNING CASH AND CASH EQUIVALENTS	504,999}	177,809	304,107
ENDING CASH AND CASH EQUIVALENTS	$513,906}	$504,999	$177,809

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Years Ended May 31,
	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$934,630	$918,288	$957,806
Cash paid for income taxes (1)	306	419	1,429

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$188	$1,447	-
Patronage capital applied against loan balances	-	87	-
Net decrease in debt service reserve funds/debt service reserve certificates	(1,000)	(8,331)	-
Noncontrolling interest patronage capital applied against loan balances	-	43	-
(1) Relates to income taxes paid by Rural Telephone Finance Cooperative and National Cooperative Services Corporation.

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative lender, CFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income.

Rural Telephone Finance Cooperative (“RTFC”) is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates. As a member-owned cooperative lender, RTFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. RTFC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced net earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by or provide substantial benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable cooperative, which to date, has not allocated its patronage sourced net earnings to members, thus NCSC pays income tax on the full amount of its net income.

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

At May 31, 2010, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,456 members and 64 associates. Our membership includes the following:
•	832 distribution systems;
•	68 power supply systems;
•	490 telecommunications members;
•	65 statewide and regional associations; and
•	1 national association of cooperatives.

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

CFC is the sole lender to and manages the lending activities of RTFC through a management agreement in effect until December 1, 2016. Under a guarantee agreement, RTFC pays CFC a fee to indemnify loan losses. All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC has a non-voting associate member relationship with CFC. RTFC members elect directors to the RTFC board based on one vote for each member.

CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement which is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. Under a guarantee agreement, NCSC pays CFC a fee to indemnify NCSC for its loan losses, excluding losses in the consumer loan program. All loans that require NCSC board approval also require CFC board approval. CFC controls the nomination process for one of 11 NCSC directors. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At May 31, 2010, CFC had guaranteed $306 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $321 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees as the debt and derivatives are reported on the consolidated balance sheet. At May 31, 2010, CFC guaranteed $0.6 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2011. All CFC loans to RTFC and NCSC are secured by all assets and revenues of RTFC and NCSC. At May 31, 2010, RTFC had total assets of $1,840 million including loans outstanding to members of $1,672 million, and NCSC had total assets of $394 million including loans outstanding of $351 million. At May 31, 2010, CFC had committed to lend RTFC up to $4,000 million, of which $1,655 million was outstanding. At May 31, 2010, CFC had committed to provide up to $1,500 million of credit to NCSC, of which $433 million was outstanding, representing $127 million of outstanding loans and $306 million of credit enhancements.

CFC established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions. CFC owns and controls all of these entities and, therefore, consolidates their financial results. CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations. A full consolidation is presented for the entity formed for loan securitization transactions.

Based on the accounting standards governing consolidations, affiliate equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC is net income attributable to the noncontrolling interest on the consolidated statement of operations.

(c)	Cash and Cash Equivalents

Cash, certificates of deposit and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

(d)	Restricted Cash

Restricted cash, which is disclosed separately on the consolidated balance sheet, represents cash and cash equivalents for which use is contractually restricted. Restricted cash includes four different contractual restrictions on the use of certain cash.

Three of the restricted cash types totaling $14 million and $6 million at May 31, 2010 and 2009, respectively, are related to Clean Renewable Energy Bonds (“CREBs”) that were issued in February 2008 and October 2009 and represent the following:

•
Cash proceeds from the issuance of CREBs that may only be used for funding CREBs loan advances to participating members to reimburse them for costs related to construction, refinancing and reimbursement of capital expenditures related to qualifying renewable energy projects. We may invest these funds, and the interest earned on the invested cash is restricted as it may only be used to fund qualifying projects.

•
Cash proceeds from the issuance of CREBs that may only be used to reimburse us for the costs of issuing the CREBs. These funds are held by the trustee and are only released to us to cover the costs of issuance, for which we must submit invoices for reimbursement. We may invest these funds, and the interest earned on the invested cash is restricted and may only be used to cover issuance expenses and to fund qualifying projects.

•
Cash from principal payments from members on CREBs loans that may only be used to make debt service payments to bond investors. We collect principal and interest payments from borrowers quarterly. We may withdraw the interest collected on CREBs loans at any time. We may invest these funds, and the interest earned on the invested cash is not restricted and may be withdrawn at any time.

The fourth contractual restriction is for cash pledged as collateral for collateral trust bonds issued under our 1972 indenture totaling $2 million at May 31, 2010 and 2009. This cash is classified in restricted cash because the funds are contractually required to be pledged with our collateral trust bond trustee to satisfy the debt obligation in case of default. We may invest these funds, and the interest earned on the invested cash is not restricted and may be withdrawn at any time.

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

We account for our investments in available-for-sale securities based on the accounting standards for debt and equity securities. Available-for-sale securities are carried at fair value with changes in fair value recorded in earnings.

We account for our investments in preferred stock under the cost method based on applicable accounting standards as these investments do not meet the definition of a marketable security. Under the cost method of accounting, we record the preferred stock at cost and recognize any dividends earned from net accumulated earnings as interest income. Dividends received in excess of earnings after the date of investment are considered a return of investment and are recorded as reductions to the cost of the investment. We continually monitor these investments for possible impairment. Other-than-temporary impairments are recognized in earnings.

(f)         Loan Sales

We account for the sale of loans in securitization transactions by derecognizing financial assets when control has been surrendered. We recognize service fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale.

During the years ended May 31, 2010 and 2008, we sold distribution loans with outstanding principal balances totaling $128 million and $74 million, respectively, at par to the Federal Agricultural Mortgage Corporation for cash. We recorded a loss on sale of loans totaling $0.1 million and $0.7 million, respectively, representing the unamortized deferred loan origination costs and transaction costs for the loans sold in fiscal years 2010 and 2008. We do not hold any continuing interest in the loans sold and have no obligation to repurchase loans from the purchaser; however, we retain the servicing rights on these loans in return for a market-based fee. As a result, we did not record a servicing asset or liability.

During each of the years ended May 31, 2010, 2009 and 2008, we recognized $1 million in servicing fees on all loan securitization transactions.

(g)        Loans to Members

Loans to members are reported at historical cost based on their outstanding principal balances. Loan origination costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the life of the loan as a reduction to interest income.

(h)        Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. These estimates are based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions and other pertinent factors which, in management’s judgment, may contribute to expected losses. On a quarterly basis, we prepare an analysis of the loan loss allowance and make adjustments to the allowance as necessary. The allowance is based on estimates and, accordingly, actual loan losses may differ from the allowance amount.

Management recommends to CFC’s Board of Directors when a loan should be charged off. In making its recommendation to charge off all or a portion of a loan, management considers various factors including cash flow and the value of the collateral for the loan.

(i)         Non-performing Loans

We classify a borrower as non-performing when any one of the following criteria are met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more,
•	as a result of court proceedings, repayment on the original terms is not anticipated or
•	for other reasons, management does not expect the timely repayment of principal and interest.

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

We review the loan portfolio on a quarterly basis for indicators of impairment. A loan is considered to be impaired when we do not expect to collect all principal and interest payments as scheduled in the original loan terms, other than an insignificant delay or an insignificant shortfall in amount. Factors considered in determining an impairment include, but are not limited to:
•	the borrower’s payment history,
•	the review of the borrower’s audited financial statements and interim financial statements if available,
•	communication with the borrower,
•	economic conditions in the borrower’s service territory,
•	pending legal action involving the borrower,
•	restructure agreements between us and the borrower and
•	estimates of the value of the borrower’s assets that have been pledged as collateral to secure our loans.

An impairment loss on a loan receivable is recognized as the difference between the recorded investment in the loan and the present value of the estimated future cash flows associated with the loan discounted at the effective interest rate on the loan at the time of impairment. If cash flows cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral for the loan. A loan loss allowance is specifically recorded based on the calculated impairment.

(k)          Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense (approximately $2 million in fiscal years 2010, 2009 and 2008) is computed on the straight-line method over estimated useful lives ranging from two to 10 years. Fixed assets consisted of the following as of May 31:

(dollar amounts in thousands)	2010	2009
Furniture, fixtures, equipment and other	$19,049	$19,452
Less: accumulated depreciation	(13,591)	(13,666)
Land	35,845	31,367
Construction-in-progress, building and software	14,379	6,009
Fixed assets, net	$55,682	$43,162

(l)         Debt Service Reserve Fund

At May 31, 2010 and 2009, we had $46 million and $47 million pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (1) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (2) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund at May 31, 2010 and 2009. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2010, $20 million of guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $1 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2009, $89 million of guaranteed bonds requiring a debt service reserve fund were fully repaid, and $51 million of new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $8 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

(m)          Foreclosed Assets

We initially record foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintain these assets on the consolidated balance sheets as foreclosed assets. Generally, we intend to sell foreclosed assets. We evaluate whether assets meet the conditions to qualify for assets held for sale and, if so, we record these assets at the lower of the carrying amount or fair value less costs to sell at each reporting date with changes for the period recorded in the consolidated statement of operations. Gains for any subsequent increase in fair value may not exceed the cumulative loss recognized for previous write-downs to fair value. Foreclosed assets that do not qualify as assets held for sale are periodically evaluated for impairment. Any loss due to impairment for the period is recorded in the consolidated statement of operations and establishes a new cost basis. If applicable, no depreciation is recorded on such foreclosed assets. The results of operations from foreclosed assets are shown separately on the consolidated statements of operations.

(n)          Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments. We use derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative losses line item of the consolidated statement of operations unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income and net cash settlements are recorded in interest expense. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign denominated debt in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Cash activity associated with interest rate swaps is classified as an operating activity in the consolidated statements of cash flows.

(o)          Debt

Debt securities are reported at cost net of discounts or premiums. Issuance costs on all debt except dealer commercial paper and discounts are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the legal maturity of each bond issue. Issuance costs on dealer commercial paper are recognized as incurred.

(p)          Guarantee Liability

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. We record a guarantee liability, which represents our contingent and non-contingent exposure related to guarantees and liquidity obligations associated with our members’ debt. Our contingent guarantee liability is based on management’s estimate of our exposure to losses within the guarantee portfolio. We use factors such as internal risk ratings, remaining maturity, corporate bond default probabilities and historical recovery rates in estimating our contingent guarantee liability. Adjustments to the contingent guarantee liability are recorded in our provision for guarantee liability on the consolidated statement of operations. We record a non-contingent guarantee liability for all new or modified guarantees since January 1, 2003. Our non-contingent guarantee liability represents our obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003. Our non-contingent obligation is estimated based on guarantee and liquidity fees charged for guarantees issued, which represents management’s estimate of the fair value of our obligation to stand ready to perform. The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantee.

(q)          Noncontrolling Interests

On June 1, 2009, we implemented new accounting standards for noncontrolling interests in consolidated financial statements and, as a result, net loss attributable to noncontrolling interest totaling $4 million and $6 million for the years ended May 31, 2009 and 2008, respectively, was reclassified to the consolidated net income, and noncontrolling interest totaling $10 million at May 31, 2009 was reclassified to consolidated equity to conform with the May 31, 2010 presentation. The change in presentation for noncontrolling interests is reflected in our footnote disclosures for all periods presented in this Form 10-K where applicable.

(r)          Membership Fees

Members are charged a one-time membership fee based on member class. CFC distribution system members, power supply system members and national associations of cooperatives pay a $1,000 membership fee. CFC service organization members pay a $200 membership fee and CFC associates pay a $1,000 fee. RTFC voting members pay a $1,000 membership fee and RTFC associates pay a $100 fee. NCSC members pay a $100 membership fee. Membership fees are accounted for as members’ equity.

(s)          Financial Instruments with Off-Balance Sheet Risk

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

(t)         Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Interest on long-term fixed-rate loans (1)	$897,648}	$890,367	$872,488
Interest on long-term variable-rate loans (1)	78,518}	92,975	86,787
Interest on short-term loans (1)	56,055}	75,604	77,145
Interest on investments (2)	5,245}	5,683	7,394
Fee income	6,169}	6,135	7,579
Total interest income	$1,043,635}	$1,070,764	$1,051,393
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash, debt securities and equity securities.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $12 million and $16 million at May 31, 2010 and 2009, respectively.

(u)          Interest Expense

The following table presents the components of interest expense for the years ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Interest expense (1):
Commercial paper and bank bid notes	$7,489}	$58,688	$122,786
Medium-term notes	278,972}	326,313	330,193
Collateral trust bonds	320,059}	290,152	243,579
Subordinated deferrable debt	19,663}	19,663	19,663
Subordinated certificates	79,391}	55,330	48,717
Long-term private debt	184,958}	164,306	151,694
Debt issuance costs (2)	10,927}	10,158	9,605
Fee expense (3)	10,652}	10,411	5,031
Total interest expense	$912,111}	$935,021	$931,268
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriter’s fees, legal fees, printing costs and comfort letter fees. Amortization is calculated using the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized as incurred.
(3) Includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.

We exclude indirect costs, if any, related to funding activities in interest expense.

(v)          Settlement Income

On February 25, 2010, CoBank, ACB, a federally chartered instrumentality of the United States that is a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States, agreed to a settlement relating to our discovery that for a period of years, CoBank, ACB, employees improperly accessed confidential and proprietary information from our password-protected website for members. The settlement included a monetary payment of $23 million to us as well as non-monetary commitments, including an agreement not to engage in the challenged conduct in the future. The settlement income, classified as non-interest income on the statement of operations, is net of legal and other related expenses.

(w)          Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, we are subject to tax on our unrelated business taxable income. RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources which is allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers. NCSC is a taxable cooperative, which to date, has not allocated its patronage sourced net earnings to members, thus NCSC pays income tax on the full amount of its net income.

The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2010, 2009 and 2008 represents the income tax expense for RTFC and NCSC at the combined federal and applicable state income tax rates resulting in approximately 38 percent tax rate. Additionally, any fines or penalties assessed against RTFC and NCSC are recorded in income tax expense.

(x)          Comprehensive Income

Comprehensive income includes our net income, unrealized gains and losses on available-for-sale securities, and the reclassification adjustment for realized gains from the amortization of our derivative transition adjustment. Comprehensive income is calculated as follows for the years ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Net income (loss)	$110,547}	$(73,770)	$39,646
Other comprehensive income:
Add: Unrealized gains on securities	515}	-	-
Less: Realized gains on derivatives	(654)	(737)	(3,127)
Comprehensive income (loss)	110,408}	(74,507)	36,519
Less: Comprehensive income attributable to the noncontrolling interest	(207)	3,925	5,849
Comprehensive income (loss) attributable to CFC	$110,201}	$(70,582)	$42,368

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date we implemented the accounting standards for derivative financial instruments. This amount will be amortized to income through April 2029 in the derivative losses line of the statement of operations. Approximately $2 million of the amortization of the transition adjustment for the year ended May 31, 2008 related to the early termination of two swaps which were in place on June 1, 2001.

(y)          Operating Lease Obligations

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

The following represents the future minimum lease payments related to our lease of office, meeting and storage space, as well as data centers for our business continuity plan for the years ended May 31:

(dollar amounts in thousands)	2011	2012	2013
Lease payments (1)	$3,549	$1,351	$30
(1) Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2012, the future minimum lease payments for fiscal years 2012 and 2013 would increase to $4 million and $1 million, respectively. Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2013, the future minimum lease payments for fiscal years 2013 and 2014 would increase to $4 million and $1 million, respectively.

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

We recognize rental expense on a straight-line basis, which requires taking the total scheduled lease payments divided by the number of months in the lease term. During each of the years ended May 31, 2010, 2009 and 2008, we recognized rental expense of $3 million.

(z)          Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. The accounting estimates that require our most significant and subjective judgments include the allowance for loan losses and the determination of the fair value of our derivatives and foreclosed assets. While we use our best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

(aa)           Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2010. Derivative forward value loss totaling $160 million and $99 million and derivative cash settlements gain totaling $113 million and $27 million for the years ended May 31, 2009 and 2008, respectively, have been reclassified to derivative losses in non-interest income on the consolidated statements of operations. The derivative forward value was classified in non-interest expense and the derivative cash settlements were classified in non-interest income in the May 31, 2009 10-K. These reclassifications were made to present the unrealized and realized gains and losses on our derivatives in the same line on the statement of operations.

(ab)           New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update, Fair Value Measurements and Disclosures, which requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. This accounting standard clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs, and valuation techniques and requires the disclosure of gross transfers in and out of Level 3 of the fair value hierarchy, effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted. Our adoption of this portion of the accounting standard in the first quarter of fiscal year 2012 is not expected to have material impact on our financial position and results of operations. We adopted the portion of this standard related to separately disclosing transfers of instruments between Level 1 and Level 2 of the fair value hierarchy in the third quarter of fiscal year 2010.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires new disclosures, and clarifies existing disclosure requirements, for financing receivables, which includes loans, lease receivables, and other long-term receivables. Additional disclosures required include the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance requires us to separately disaggregate new and existing disclosures based on how we develop our allowance for credit losses and how we manage credit exposures. The amendments that require disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010, which we will adopt in the third quarter of fiscal year 2011. The amendments that require disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010, which we will adopt in the fourth quarter of fiscal year 2011. Our adoption of this standard is not expected to have a material impact on our financial position or results of operations.

(2)         Investments in Equity Securities

The activity for our investments in equity securities is summarized below for the years ended May 31:

(dollar amounts in thousands)	2010	2009
Beginning balance	$47,000}	$-
Investments purchased	26,092}	47,000
Investments redeemed	(15,000)	-
Fair value adjustment on available-for-sale securities	515}	-
Ending balance	$58,607}	$47,000

At May 31, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series C preferred stock totaling $57.6 million. During the year ended May 31, 2010, we issued secured notes totaling $625 million under the February 2009 and May 2009 Federal Agricultural Mortgage Corporation agreements that resulted in the purchase of $25 million in Federal Agricultural Mortgage Corporation Series C preferred stock. Additionally, we issued secured notes totaling $29 million of Clean Renewable Energy Bonds Series 2009A that resulted in the purchase of $1 million in Federal Agricultural Mortgage Corporation Series C preferred stock during the year ended May 31, 2010.

At May 31, 2010, our investments in equity securities also includes investments in the Federal Agricultural Mortgage Corporation Series A common stock with a carrying value of $1 million, which is made up of the $0.5 million cost of purchases during fiscal year 2010 and an unrealized gain of $0.5 million that is recorded in accumulated other comprehensive income on the consolidated balance sheet. Our investment in this Series A common stock is accounted for as available-for-sale securities and recorded in the consolidated balance sheets at fair value.

At May 31, 2009, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series C preferred stock totaling $32 million, which we were required to purchase during fiscal year 2009 when we issued secured notes totaling $800 million under the December 2008 and February 2009 Federal Agricultural Mortgage Corporation agreements. Our investments in equity securities at May 31, 2009 also includes the Federal Agricultural Mortgage Corporation cumulative, redeemable, non-voting Series B-1 preferred stock totaling $15 million, which had an initial dividend rate of 10 percent and was recorded at cost on the consolidated balance sheet. On January 25, 2010, the Federal Agricultural Mortgage Corporation repurchased and retired its $15 million Series B-1 preferred stock at par plus the pro-rata dividends calculated through the repurchase date.

Under note purchase agreements entered into with the Federal Agricultural Mortgage Corporation in December 2008, February 2009 and May 2009, we are required to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount sufficient to maintain a balance at all times that is at least equal to 4 percent of the principal amount of the notes outstanding under the agreements. This requirement is also included as part of our agreement with the Federal Agricultural Mortgage Corporation to guarantee our secured Clean Renewable Energy Bonds Series 2009A, however the percentage of debt we are required to purchase is 2 percent for that agreement. Cash dividends compound quarterly at the annual rate of 5 percent for the first five years, 7 percent for the second five years and 9 percent following the 10th anniversary of the issue date, so long as the preferred stock remains outstanding. The Federal Agricultural Mortgage Corporation is entitled, in its sole discretion, to redeem some or all of the issued and outstanding shares of the Series C preferred stock subject to receipt of the prior written approval of the Farm Credit Administration, if required, on the first anniversary of the issue date and on each subsequent dividend payment date. See Note 6, Long-Term Debt, for additional information on our note purchase agreements with the Federal Agricultural Mortgage Corporation.

(3)         Loans and Commitments

We are a cost-based lender that offers long-term fixed and variable-rate loans and short-term variable-rate loans. On long-term loans, borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate. Unadvanced commitments are approved and executed loan contracts for which the funds have not yet been advanced. It would be unlikely for our members to draw all of their unadvanced commitments in the near term because of the nature of our members’ multi-year work plans, the amount of cash generated from customers invoices to cover operating cash flow needs, and the expiration date of the draw period for the long-term unadvanced commitments (generally within five years of the first advance on a loan). The total unadvanced loan commitments do not necessarily represent our future cash requirements since commitments may expire without being fully drawn upon. A significant amount is for standby liquidity purposes, and some unadvanced commitments may have preconditions to advance funds that have not been met by borrowers.

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows at May 31:

	2010			2009
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments	Loans Outstanding	Unadvanced Commitments
Total by loan type (1) (2):
Long-term fixed-rate loans (3)	$15,412,987}	$	-}	$14,602,365	$-
Long-term variable-rate loans (3)	2,088,829}		5,154,990}	3,243,716	5,609,977
Loans guaranteed by RUS	237,356}		-}	243,997	-
Short-term loans	1,599,233}		9,039,448}	2,098,129	7,941,146
Total loans outstanding	19,338,405}		14,194,438}	20,188,207	13,551,123
Deferred origination costs	4,299}		-}	4,102	-
Less: Allowance for loan losses	(592,764)		-}	(622,960)	-
Net loans outstanding	$18,749,940}		$14,194,438}	$19,569,349	$13,551,123

Total by segment (1):
CFC:
Distribution	$13,459,053}		$9,536,360}	$13,730,511	$9,472,849
Power supply	3,769,794}		3,599,560}	4,268,244	3,178,471
Statewide and associate	86,182}		112,812}	92,578	152,701
CFC total	17,315,029}		13,248,732}	18,091,333	12,804,021
RTFC	1,671,893}		441,719}	1,680,154	457,022
NCSC	351,483}		503,987}	416,720	290,080
Total loans outstanding	$19,338,405}		$14,194,438}	$20,188,207	$13,551,123
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

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows at May 31:

	2010			2009
	Loans		Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2): CFC:
Long-term variable-rate loans	$8,500}	$	-}	$-	$-
Short-term loans	16,000}		-}	-	-
RTFC:
Long-term fixed-rate loans	8,960}		-}	8,960	-
Long-term variable-rate loans	469,596}		677}	457,504	-
Short-term loans	57,471}		-}	57,294	-
Total non-performing loans	$560,527}		$677}	$523,758	$-

Restructured loans (2):
CFC:
Long-term fixed-rate loans (3)	$41,538}	$	-}	$41,907	$-
Long-term variable-rate loans (3)	462,397}		140,755}	490,827	186,673
Short-term loans	-}		12,500}	-	12,500
RTFC:
Long-term fixed-rate loans	3,293}		-}	4,853	-
Long-term variable-rate loans	816}		-}	-	-
Total restructured loans	$508,044}		$153,255}	$537,587	$199,173
(1) Before advancing funds, additional information may be required to assure that all conditions for the advance of funds have been fully met and there has been no material change in the member’s condition as represented in the supporting documents. Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.
(2) Loans are classified as long-term or short-term based on their original maturity.
(3) Because the interest rate on unadvanced commitments is not set until drawn, long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below for the years ended May 31:

(dollar amounts in thousands)	2010		2009	2008
Balance at beginning of period	$622,960}		$514,906	$561,663}
(Recovery of) provision for loan losses	(30,415)		113,699	(30,262)
Charge-offs	(108)		(5,988)	(16,911)
Recoveries	327}		343	416}
Balance at end of period	$592,764}		$622,960	$514,906}
As a percentage of total loans outstanding	3.07}	%	3.09%	2.71}	%

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. At May 31, 2010 and 2009, loans outstanding to borrowers in any state or territory did not exceed 17 percent of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. At May 31, 2010 and 2009, the total exposure outstanding to any one borrower or controlled group did not exceed 2.6 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At May 31, 2010 and 2009, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure by type and by segment at May 31:

	2010		2009
(dollar amounts in thousands)	Amount	%	Amount	%
Total by type:
Loans	$3,478,271}	17%	$3,686,956	17%
Guarantees	342,325}	2	363,883	2
Total credit exposure to 10 largest borrowers	$3,820,596}	19%	$4,050,839	19%

Total by segment:
CFC	$3,274,247}	16%	$3,497,331	16%
RTFC	523,849}	3	523,758	3
NCSC	22,500}	-	29,750	-
Total credit exposure to 10 largest borrowers	$3,820,596}	19%	$4,050,839	19%

Interest Rates
Below is the average loan balance and weighted-average interest rate earned during the fiscal years ended May 31:

	2010		2009
(dollar amounts in thousands)	Average Loans Outstanding	Weighted- Average Interest Rate	Average Loans Outstanding	Weighted- Average Interest Rate
Total by loan type: (1)
Long-term fixed rate loans	$15,240,370	5.81%	$14,710,754	5.93%
Long-term variable rate loans	1,577,217	4.78	1,654,355	5.34
Loans guaranteed by RUS	240,328	4.98	246,789	5.09
Short-term loans	1,660,102	3.40	2,034,736	4.05
Non-performing loans	523,813	-	495,014	-
Restructured loans	521,570	0.61	556,892	0.63
Total	$19,763,400	5.22	$19,698,540	5.38

Total by segment:
CFC (2)	$17,681,663	5.29%	$17,579,888	5.43%
RTFC (3)	1,718,100	4.21	1,693,123	4.50
NCSC	363,637	6.61	425,529	6.59
Total	$19,763,400	5.22	$19,698,540	5.38
(1) Loans are classified as long-term or short-term based on their original maturity.
(2) Includes $475 million and $504 million of restructured loans on non-accrual status during the years ended May 31, 2010 and 2009, respectively.
(3) Includes $524 million and $495 million of non-performing loans on non-accrual status during the years ended May 31, 2010 and 2009, respectively.

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

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2010, which will be subject to interest rate repricing during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(dollar amounts in thousands)	Amount Repricing	Weighted-Average Interest Rate
2011	$1,775,454	5.05%
2012	1,677,209	5.49
2013	1,195,734	5.50
2014	824,252	5.89
2015	653,398	5.97
Thereafter	2,033,413	6.37

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

The following table summarizes the principal amortization of long-term loans and anticipated resolutions of impaired loans based on current expectations in each of the five fiscal years following May 31, 2010 and thereafter as follows:

(dollar amounts in thousands)	Amortization (1)
2011(2)	$1,281,437
2012	1,464,315
2013	985,369
2014	895,591
2015	781,788
Thereafter	12,330,672
Total	$17,739,172
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.
(2) Includes the anticipated settlement of long-term loans to impaired borrowers totaling $466 million.

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment at May 31:

(dollar amounts in thousands)	2010				2009
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,799,859}	96%	$613,128}	4%	$14,044,469	96%	$557,896	4%
Long-term variable-rate loans	1,994,664}	95	94,165}	5	2,835,451	87	408,265	13
Loans guaranteed by RUS	237,356}	100	-}	-	243,997	100	-	-
Short-term loans	265,427}	17	1,333,806}	83	233,179	11	1,864,950	89
Total loans	$17,297,306}	89	$2,041,099}	11	$17,357,096	86	$2,831,111	14

Total by segment:
CFC	$15,585,788}	90%	$1,729,241}	10%	$15,562,761	86%	$2,528,572	14%
RTFC	1,429,982}	86	241,911}	14	1,443,395	86	236,759	14
NCSC	281,536}	80	69,947}	20	350,940	84	65,780	16
Total loans	$17,297,306}	89	$2,041,099}	11	$17,357,096	86	$2,831,111	14

Concurrent Loans
CFC makes loans to borrowers both as the sole lender of the loan commitment and on a concurrent basis with RUS. RUS has the sole right to act within 30 days or, if RUS is not legally entitled to act on behalf of all noteholders, we may exercise remedies under default provisions of common mortgages securing long-term CFC loans to distribution system members that also borrow from RUS. Under common default provisions of mortgages securing long-term loans to, or guarantee reimbursement obligations of, power supply members, RUS retains substantial control over the exercise of mortgage remedies. As of May 31, 2010 and 2009, we had $1,872 million and $2,032 million, respectively, of loans outstanding issued on a concurrent basis with RUS.

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation (see Note 6, Long-Term Debt) and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2010	2009
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$3,951,445}	$4,176,760
Collateral trust bonds outstanding	3,500,000}	3,000,000

1994 indenture
Distribution system mortgage notes	$2,081,716}	$2,308,713
RUS guaranteed loans qualifying as permitted investments	207,136}	211,337
Total pledged collateral	$2,288,852}	$2,520,050
Collateral trust bonds outstanding	1,980,000}	2,190,000

1972 indenture
Cash	$2,032}	$2,032
Collateral trust bonds outstanding	1,736}	1,736

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$2,094,604}	$1,488,929
Notes payable	1,587,200}	1,200,000

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$33,895}	$-
Cash	12,913}	-
Total pledged collateral	$46,808}	$-
Notes payable	27,101}	-

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding for the notes payable to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture which supports the Rural Economic Development Loan and Grant program (see Note 6, Long-Term Debt) at May 31:

(dollar amounts in thousands)	2010	2009
Distribution and power supply system mortgage notes on deposit	$3,559,863}	$3,770,983
Notes payable	3,000,000}	3,000,000

The $3,000 million of notes payable to the Federal Financing Bank at May 31, 2010 and 2009 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation, Moody’s Investors Service and Fitch Ratings. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service, (iii) A- or higher from Fitch Ratings and (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,560 million at May 31, 2010, would be pledged as collateral rather than held on deposit. At May 31, 2010, our senior secured debt ratings from Standard & Poor’s Corporation, Moody’s Investors Service, and Fitch Ratings were A+, A1, and A, respectively. At May 31, 2010, Standard & Poor’s Corporation had our ratings on negative outlook, while Moody’s Investors Service and Fitch Ratings had our ratings on stable outlook. Our ratings contract with Fitch Ratings expired on May 31, 2010 and was not subsequently renewed. As a result, subsequent to May 31, 2010, a rating trigger will occur if our senior secured credit ratings from either Standard & Poor’s Corporation or Moody’s Investors Service fall below the required threshold.

A total of $2,000 million of these notes payable to the Federal Financing Bank at May 31, 2010 and 2009 have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,362 million at May 31, 2010, would be pledged as collateral rather than held on deposit. The financial expert position on CFC’s Board of Directors has been filled since March 2007.

(4)         Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets, net. These assets do not meet the criteria to be classified as held for sale at May 31, 2010 and 2009.

The activity for foreclosed assets is summarized below for the years ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Beginning balance	$48,721}	$58,961	$66,329
Results of operations	1,122}	3,774	7,528
Net cash provided by foreclosed assets	(1,000)	(6,000)	(9,056)
Market adjustment	(6,591)	(8,014)	(5,840)
Ending balance	$42,252}	$48,721	$58,961

Foreclosed assets include two land development loans and limited partnership interests in certain real estate developments for all periods presented. The collateral for both land development loans includes developed lots and land, raw land and underground mineral rights. At May 31, 2010, the two development loans were both classified as impaired and on non-accrual status with regard to the recognition of interest income. Subsequent to May 31, 2010, we sold foreclosed assets related to a golf course for $4 million, net of estimated closing costs, in June 2010.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding and the effective interest rates at May 31:

	2010		2009
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$840,082}	0.32%	$594,533	0.33%
Commercial paper sold directly to members, at par	999,449}	0.31	934,897	0.35
Commercial paper sold directly to non-members, at par	52,989}	0.34	12,502	1.58
Total commercial paper	1,892,520}	0.32	1,541,932	0.35
Daily liquidity fund sold directly to members	371,710}	0.24	291,341	0.22
Term loan	-}	-	200,000	3.31
Bank bid notes	30,000}	0.61	255,000	1.49
Subtotal short-term debt	2,294,230}	0.31	2,288,273	0.72

Long-term debt maturing within one year:
Medium-term notes sold through dealers	693,522}	4.50	1,674,760	4.88
Medium-term notes sold to members	529,215}	2.94	502,396	4.65
Secured collateral trust bonds	906,537}	3.14	209,985	5.71
Secured notes payable	178,207}	1.42	187,800	1.20
Unsecured notes payable	4,650}	5.21	4,650	5.22
Total long-term debt maturing within one year	2,312,131}	3.38	2,579,591	4.64
Total short-term debt	$4,606,361}	1.85	$4,867,864	2.79

We issue commercial paper for periods of one to 270 days. We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes. We do not pay a commitment fee for bank bid notes. The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements at May 31:

(dollar amounts in thousands)	2010	2009	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,125,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	1,025,000	March 22, 2011	6 basis points
Three-year agreement (3)	1,334,309	-	March 8, 2013	25 basis points
364-day agreement	-	1,000,000	March 12, 2010	12.5 basis points
Total	$3,350,622	$3,150,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) Amounts as of May 31, 2010 exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing in 2012, and $58 million under the five-year facility maturing in 2011. These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.
(3) The available amount presented at May 31, 2010 is reduced by total letters of credit outstanding of $0.7 million.

On March 10, 2010, we replaced the $1,000 million 364-day revolving credit agreement with a new $1,300 million three-year agreement that expires on March 8, 2013. We have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the three-year revolving credit agreement by up to $250 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent. Effective March 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $35 million to a total of $1,335 million.

We may request letters of credit for up to $100 million under the three-year revolving credit agreement. At May 31, 2010, two letters of credit were outstanding totaling $0.7 million.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation. Additionally, the times interest earned ratio (“TIER”) and senior debt to total equity ratio include the following adjustments:

•
The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus minority interest (noncontrolling interest) net income, plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS guaranteed loans, subordinated deferrable debt, members’ subordinated certificates and minority interest (noncontrolling interest). Total equity is adjusted to include subordinated deferrable debt, members’ subordinated certificates and minority interest (noncontrolling interest). Senior debt includes guarantees; however, it excludes:

-	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service; and
-
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

Due to the adoption of new accounting guidance regarding noncontrolling interests on June 1, 2009, minority interest (noncontrolling interest) net income is included in total net income on the consolidated statements of operations, and minority interest (noncontrolling interest) is reported as equity on the consolidated balance sheets for all periods presented. As a result, it is not necessary to adjust net income to include minority interest (noncontrolling interest) net income or to adjust equity to include minority interest (noncontrolling interest) as it was in prior periods.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:
		Actual
	Requirement	2010	2009

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.25	1.18

Minimum adjusted TIER for the year ended May 31 (1)	1.05	1.12	1.10

Maximum ratio of senior debt to total equity	10.00	6.15	6.85

(1) We must meet this requirement to retire patronage capital.

At May 31, 2010 and 2009, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The revolving credit agreements do not contain a material adverse change clause or ratings trigger that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding and the effective interest rates at May 31:

	2010		2009
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers (1)	$2,905,332}	7.23%	$3,469,580	6.87%
Medium-term notes sold to members (2)	105,186}	2.94	220,613	4.65
Subtotal	3,010,518}	7.08	3,690,193	6.74
Unamortized discount	(2,390)		(3,120)
Total unsecured medium-term notes	3,008,128}		3,687,073

Unsecured notes payable	3,049,047}	4.17	3,053,705	4.17
Unamortized discount	(1,480)		(1,694)
Total unsecured notes payable	3,047,567}		3,052,011
Total unsecured long-term debt	6,055,695}	5.62	6,739,084	5.58

Secured long-term debt:
Collateral trust bonds
Floating Rate Bonds, Series E-2, due 2010 (3)	-}	-	1,736	7.50
Floating Rate Bonds, due 2010 (3)	-}	-	400,000	2.18
4.375% Bonds, due 2010 (3)	-}	-	500,000	4.60
2.625% Bonds, due 2012	250,000}	2.81	-	-
5.50% Bonds, due 2013	900,000}	5.68	900,000	5.68
4.75% Bonds, due 2014	600,000}	4.84	600,000	4.84
3.875% Bonds, due 2015	250,000}	4.07	-	-
7.20% Bonds, due 2015	50,000}	7.32	50,000	7.32
5.45% Bonds, due 2017	570,000}	5.58	570,000	5.58
5.45% Bonds, due 2018	700,000}	5.57	700,000	5.57
6.55% Bonds, due 2018	175,000}	6.68	175,000	6.68
10.375% Bonds, due 2018	1,000,000}	10.61	1,000,000	10.61
7.35% Bonds, due 2026 (4)	80,000}	7.45	85,000	7.45
Subtotal	4,575,000}	6.46	4,981,736	6.23
Unamortized discount	(12,292)		(12,965)
Total secured collateral trust bonds	4,562,708}		4,968,771
Secured notes payable	1,436,094}	2.56	1,012,200	2.82
Total secured long-term debt	5,998,802}	5.53	5,980,971	5.66
Total long-term debt	$12,054,497}	5.58	$12,720,055	5.62
(1) As of May 31, 2010 and 2009, medium-term notes sold through dealers mature through 2032. Excludes $694 million and $1,675 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2010 and 2009, respectively.
(2) Medium-term notes sold directly to members mature through 2028 and 2029 as of May 31, 2010 and 2009, respectively. Excludes $529 million and $502 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2010 and 2009, respectively.
(3) Amounts outstanding at May 31, 2010 are included as short-term debt.
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

The amount of long-term debt maturing in each of the five fiscal years following May 31, 2010 and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2011 (1)	$2,312,131	3.21%
2012	2,045,826	6.03
2013	648,758	2.77
2014	2,080,241	4.67
2015	398,909	2.89
Thereafter	6,880,763	6.21
Total	$14,366,628	5.23
(1) The amount scheduled to mature in fiscal year 2011 has been presented as long-term debt due in one year under short-term debt.

Unsecured Notes Payable
At May 31, 2010 and 2009, we had unsecured notes payable totaling $3,000 million outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. At May 31, 2010, $3,000 million of unsecured notes payable outstanding under the Guaranteed Underwriter program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

Secured Notes Payable
Details about our note purchase agreements and outstanding notes payable with the Federal Agricultural Mortgage Corporation are shown below.

			Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Final Maturity Date	Note Purchase Agreement Amount	May 31, 2010	May 31, 2009
December 2008 (1) (2)	December 31, 2015	$500,000	$350,000	$500,000
February 2009	February 29, 2016	500,000	500,000	300,000
March 2009 (1)	April 1, 2014	400,000	312,200	400,000
May 2009	December 31, 2016	1,000,000	425,000	-
Total		$2,400,000	$1,587,200	$1,200,000
(1) Includes $176.4 million and $87.8 million of secured notes payable under this program that were classified as short-term debt at May 31, 2010 and 2009, respectively, under the December 2008 and March 2009 note purchase agreements, respectively.
(2) In December 2009, we exercised the call option on a $150 million 4.95 percent note under this agreement at par.

All of the agreements with the Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under each of the note purchase agreements is not more than the total available under each agreement. All of the agreements require us to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under these programs. The December 2008, February 2009 and May 2009 note purchase agreements also require us to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock. See Note 2, Investments in Equity Securities, for additional information about the preferred stock that we purchased.

(7)         Subordinated Deferrable Debt

Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are long-term obligations subordinated to our outstanding debt and senior to subordinated certificates held by our members. Our subordinated deferrable debt was issued for terms of up to 49 years. This debt pays interest quarterly, may be called at par after five years and allows us to defer the payment of interest for up to 20 consecutive quarters. To date, we have not exercised our right to defer interest payments.

The following table is a summary of subordinated deferrable debt outstanding at May 31:

	2010		2009
(dollar amounts in thousands)	Amounts Outstanding	Effective Interest Rate	Amounts Outstanding	Effective Interest Rate
NRN 6.75% due 2043	$125,000	7.00%	$125,000	7.00%
NRC 6.10% due 2044	88,201	6.33	88,201	6.33
NRU 5.95% due 2045	98,239	6.14	98,239	6.14
Total	$311,440	6.54	$311,440	6.54

All subordinated deferrable debt currently outstanding is callable at par at any time.

(8)	Derivative Financial Instruments

We utilize derivatives such as interest rate swaps and cross currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk. We are neither a dealer nor a trader in derivative financial instruments.

Generally, our derivative instruments do not qualify for hedge accounting under the accounting standards for derivative financial instruments. The majority of our interest rate exchange agreements use a LIBOR index as either the pay or receive leg. The correlation between movement in LIBOR and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting. At May 31, 2010 and 2009, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the types and notional amounts of our interest rate swaps at May 31:

	Notional Amounts Outstanding
(dollar amounts in thousands)	2010	2009
Pay fixed-receive variable	$5,562,247}	$6,506,6033
Pay variable-receive fixed	5,551,440}	5,323,2399
Total interest rate swaps	$11,113,687}	$11,829,842

Income and losses recorded for our interest rate swaps are summarized below for the year ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Statement of operations:
Agreements that do not qualify for hedge accounting
Derivative cash settlements	$(23,304)	$112,989	$27,033
Derivative forward value	2,696}	(160,017)	(98,743)
Derivative losses	$(20,608)	$(47,028)	$(71,710)

Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. As a result of the termination of $583 million in notional amount of interest rate swaps during the fiscal year 2009, we recorded a $97 million charge to the derivative forward value to reduce the derivative asset and received a payment of $97 million identified above as derivative cash settlements, resulting in no net impact on the derivative losses line on the consolidated statement of operations. The economic effect of terminating these transactions was to accelerate into the current period the benefit we would have realized in future periods in the form of lower debt costs. Cash settlements for the year ended May 31, 2009 also includes income of $7 million representing the recovery for the $26 million due to CFC as a result of terminating seven interest rate swaps with Lehman Brothers Special Financing Inc.

During the year ended May 31, 2008, cash settlements include a payment of $8 million to counterparties representing the fair value of interest rate exchange agreements we terminated. These agreements were terminated due to the prepayment of RTFC loans during the year ended May 31, 2008, the proceeds of which were used to pay down the underlying debt for the terminated interest rate exchange agreements. A make-whole payment of $8 million was paid to us for the cost of unwinding these swaps, which was recorded in interest income for the year ended May 31, 2008.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At May 31, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below.

In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2010, Moody’s Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on a negative outlook.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Rating Level:
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,350,187}	$(629)	$11,259}	$10,630}
fall below Baa1/BBB+ (1)	6,701,026}	(96,906)	20,303}	(76,603)
Total	$8,051,213}	$(97,535)	$31,562}	$(65,973)

(1) Stated senior unsecured credit ratings are for Moody’s Investors Service and Standard & Poor’s Corporation, respectively. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.

In addition to the rating triggers listed above, at May 31, 2010, we had a total notional amount of $845 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2010 was $116 million.

(9)         Members’ Subordinated Certificates

Membership Subordinated Certificates
Our members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. Membership certificates typically have an original maturity of 100 years and pay interest at 5 percent semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2010 and 2009 was 66 years and 67 years, respectively.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain short-term loans or guarantees were generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the members’ debt to equity ratio with CFC. These certificates are our unsecured, subordinated debt and may be interest bearing or non-interest bearing.

Effective June 1, 2009, CFC changed its equity policies, including equity certificate requirements and patronage capital rotation. Under current policy, most members requesting standard loans are not required to buy equity certificates as a condition of a loan or guarantee. Borrowers meeting certain criteria, including but not limited to, high leverage ratios, or members requesting large facilities, may be required to purchase member capital securities (described below) or other equity certificates as a condition of the loan. Loan subordinated certificates have the same maturity as the related long-term loan. Some certificates may amortize annually based on the outstanding loan balance.

The maturity dates and the interest rates payable on guarantee subordinated certificates purchased in conjunction with our guarantee program vary in accordance with applicable CFC policy. Members may be required to purchase non-interest bearing debt service reserve subordinated certificates in connection with CFC’s guarantee of long-term tax-exempt bonds (see further information at Note 1, General Information and Accounting Policies, and Note 12, Guarantees). We pledge proceeds from the sale of such certificates to the debt service reserve fund established in connection with the bond issue and any earnings from the investments of the fund inure solely to the benefit of the members for whom the bonds are issued. These certificates have varying maturities not exceeding the longest maturity of the guaranteed obligation.

Member Capital Securities
During the 2009 fiscal year, CFC began offering member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of CFC and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of CFC that may be held by or transferred to non-members of CFC, but rank proportionally to our member subordinated certificates. Each member capital security matures 35 years from its date of issuance and is callable at par at our option five years from the date of issuance and anytime thereafter. These securities represent voluntary investments in CFC by the members.

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2010		2009
		Weighted-		Weighted-
	Amounts	Average	Amounts	Average
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	900		897

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$629,363		$628,988
Subscribed and unissued (1)	13,848		13,972
Total membership subordinated certificates	643,211	4.90%	642,960	4.90%

Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	110,996		111,095
3% to 12% certificates maturing through 2043	285,867		314,456
Non-interest bearing certificates maturing through 2045	345,215		352,581
Subscribed and unissued (1)	27,576		40,867
Total loan and guarantee subordinated certificates	769,654	2.49	818,999	2.52
Member capital securities:
Securities maturing through 2045	397,850	7.50	278,095	7.50
Total members’ subordinated certificates	$1,810,715	4.45	$1,740,054	4.20
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for. Upon collection of the full amount of the subordinated certificate based on various payment options, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.

(10)          Equity

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount to maintain a balance of at least 50 percent of paid-up capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a coooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

Annually, CFC’s Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

Currently, CFC has one additional board-approved reserve, the members’ capital reserve. CFC’s Board of Directors determines the amount of net earnings that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents net earnings that CFC holds to increase equity retention. The net earnings held in the members’ capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by CFC’s Board of Directors.

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the members’ patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. CFC’s Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the members to whom it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves.

In June 2009, CFC revised its guidelines related to the timing and amount of patronage capital to be distributed. The purpose of the revision, which was approved by CFC’s Board of Directors, was to increase equity retention. The current policy of the CFC Board of Directors is to retire 50 percent of the prior year’s allocated patronage capital and hold the remaining 50 percent for 25 years. The retirement amount and timing remains subject to annual approval by CFC’s Board of Directors.

In July 2009, CFC’s Board of Directors authorized the allocation of the fiscal year 2009 net earnings as follows: $1 million to the cooperative educational fund and $83 million to members in the form of patronage capital. In July 2009, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2009 allocation. This amount was returned to members in cash in September 2009.

In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund, $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. It is anticipated that this amount will be returned to members in cash in September 2010. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors with due regard for its financial condition. CFC’s Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Total equity includes noncontrolling interest, which represents 100 percent of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the Board of Directors with due regard for RTFC’s financial condition. In January 2010, RTFC retired $0.9 million to its members representing 20 percent of allocated net earnings for fiscal year 2009. NCSC’s bylaws require that it allocate at least 0.25 percent of its net earnings to a cooperative educational fund and an amount to the general fund required to maintain the general fund balance at 50 percent of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. To date, NCSC has not allocated net earnings to borrowers. The NCSC Board of Directors has the authority to determine when and if net earnings will be allocated and retired. There is no effect on non-controlling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board approved reserves. There is a reduction to non-controlling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

At May 31, 2009, based on the consolidation accounting standards in effect at that time, consolidated equity was required to absorb the $6 million equity deficit of NCSC rather than being reflected in minority interest (noncontrolling interest). The loss absorbed by consolidated equity was caused by the decline in the fair value of the NCSC derivatives and, therefore, does not represent a loss that was funded by CFC. Under prior accounting standards, NCSC future earnings would have been used to offset the equity deficit absorbed by consolidated equity. Based on the provisions of the current standards, the application of the NCSC future earnings to offset the unfunded loss reported in consolidated equity at May 31, 2009 is not permitted. As a result of these new standards, the $6 million unfunded loss absorbed at May 31, 2009 will be reported as part of consolidated retained equity for as long as NCSC is in business. Additionally, the reported noncontrolling interest will be $6 million greater than the total equity reported on the separate RTFC and NCSC financial statements.

Equity includes the following components at May 31:

(dollar amounts in thousands)	2010	2009
Membership fees	$991}	$990
Education fund	1,457}	1,592
Members’ capital reserve	191,993}	187,098
Allocated net income	481,120}	420,834
Unallocated net loss (1)	(6,206)	(6,198)
Total members’ equity	669,355}	604,316
Prior years cumulative derivative forward value
and foreign currency adjustments	(103,493)	44,056
Year-to-date derivative forward value gain (loss) (2)	2,715}	(147,549)
Total CFC retained equity	568,577}	500,823
Accumulated other comprehensive income	8,004}	8,115
Total CFC equity	576,581}	508,938
Noncontrolling interest	10,186}	10,162
Total equity	$586,767}	$519,100
(1) Excludes derivative forward value.
(2) Represents the derivative forward value gain (loss) recorded by CFC for the year-to-date period.

(11)         Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan. This plan is available to all qualified CFC employees. Under the plan, participating employees are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.90 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. We contributed $5.6 million, $4.3 million and $3.8 million to the Retirement Security Plan during fiscal years 2010, 2009 and 2008, respectively. Funding requirements that are billed are charged to salaries and employee benefits expense on a monthly basis. This is a multiple employer plan, available to all member cooperatives of NRECA, and, therefore, the projected benefit obligation and plan assets are not determined or allocated separately by individual employers. Subsequent to May 31, 2010, the plan was changed to a normal retirement age of 65 (up from age 62) and the annuity factor changed to 1.70 percent effective September 1, 2010 and will be applied prospectively. Additionally, a pre-retirement death benefit of 100 percent was added effective September 1, 2010 and will apply to all earned benefits under the plan.

The Economic Growth and Tax Relief Act of 2001 set a limit of $245,000 for calendar year 2010 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan which is a component of the Retirement Security Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

Prior to January 1, 2005, there were two components of the Pension Restoration Plan–a deferred compensation component (Deferred Compensation Pension Restoration Plan) and a severance pay component (Pension Restoration Severance Plan). Effective as of May 21, 2009, CFC’s Board of Directors approved the termination of the Pension Restoration Severance Plan. All benefits accrued under the Pension Restoration Severance Plan prior to the effective date of the termination were paid to each participant in a single lump sum in May 2009. CFC was credited an amount equal to the benefits paid out to participants on future pension plan invoices from NRECA.

The Deferred Compensation Pension Restoration Plan remains in place. The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually and credited back to CFC by NRECA on following pension invoices.

Employees eligible to participate in the Pension Restoration Plan who are not named executive officers and have not yet satisfied the requirements for risk of forefeiture will be paid through the Deferred Compensation Pension Restoration Plan in a lump sum or in installments of up to 60 months.

As of December 31, 2009, the NRECA Retirement Security Plan was funded at 72 percent, as compared to 63 percent on December 31, 2008. At May 31, 2010, CFC was current with regard to its obligations to NRECA, the plan provider.

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 3 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. During the years ended May 31, 2010, 2009 and 2008, CFC contributed $0.6 million each year under the program. Subsequent to May 31, 2010, CFC’s contribution changed to 2 percent of an employee’s salary each year effective September 1, 2010 and will be applied prospectively. All other provisions under the 401(k) Pension Plan will remain the same.

(12)         Guarantees

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system.

The following table summarizes total guarantees by type and segment at May 31:

(dollar amounts in thousands)	2010	2009
Total by type:
Long-term tax-exempt bonds	$601,625}	$644,540
Indemnifications of tax benefit transfers	69,982}	81,574
Letters of credit	380,076}	450,659
Other guarantees	119,426}	98,682
Total	$1,171,109}	$1,275,455

Total by segment:
CFC:
Distribution	$221,903}	$264,084
Power supply	884,828}	945,624
Statewide and associate	22,032}	23,625
CFC total	1,128,763}	1,233,333
RTFC	636}	500
NCSC	41,710}	41,622
Total	$1,171,109}	$1,275,455

We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above. We unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest and in most cases, premium, if any, on each bond when due. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. The member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation.

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At May 31, 2010, our maximum potential exposure for the $52 million of fixed-rate tax-exempt bonds is $84 million, representing principal and interest. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. See below for further information about this type of guarantee. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

Of the amounts shown in the table above, $549 million and $643 million as of May 31, 2010 and 2009, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

The maturities for the indemnifications of tax benefit transfers run through calendar year 2015. The amounts shown represent our maximum potential exposure for guaranteed indemnity payments. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on substantially all of the system’s assets and future revenues. The remainder would be treated as a short-term loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $4 million at May 31, 2010 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $179 million is secured, at May 31, 2010. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $20 million of letters of credit would be reduced to $5 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenues and the system’s commercial paper invested with us.

In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $502 million in letters of credit to third parties for the benefit of our members at May 31, 2010. At May 31, 2009, this amount was $440 million.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $121 million, all of which is unsecured.

At May 31, 2010 and 2009, we had a total of $320 million and $347 million of guarantees, respectively, representing 27 percent of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At May 31, 2010 and 2009, we recorded a guarantee liability of $23 million and $30 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members’ debt. The contingent guarantee liability at May 31, 2010 and 2009 was $6 million and $12 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure. The remaining balance of the total guarantee liability of $17 million and $18 million at May 31, 2010 and 2009, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003. The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee. The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below for the years ended May 31:

(dollar amounts in thousands)	2010	2009	2008
Beginning balance	$29,672}	$15,034	$18,9299
Net change in non-contingent liability	(1,407)	13,023	(7911)
(Recovery of) provision for guarantee liability	(5,281)	1,615	(3,1044)
Ending balance	$22,984}	$29,672	$15,0344

Liability as a percentage of total guarantees	1.96%	2.33%	1.45%

The following table details the scheduled reductions of our outstanding guarantees in each of the fiscal years following May 31, 2010:

(dollar amounts in thousands)	Amount
2011	$404,480
2012	83,881
2013	114,593
2014	39,537
2015	97,692
Thereafter	430,926
Total	$1,171,109

(13)         Fair Value Measurement

Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value standards, among other things, require that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value standards establish the following fair value hierarchy:
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

Assets and liabilities measured at fair value on either a recurring or nonrecurring basis on the consolidated balance sheets at May 31, 2010 and 2009 consist of derivative instruments, foreclosed assets and collateral-dependent non-performing loans. Additionally, assets measured at fair value included investments in common stock at May 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheets as either an asset or liability measured at fair value. Since there is not an active secondary market for the types of interest rate swap derivative instruments we use, we obtain market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves.

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

Our valuation techniques for interest rate swap derivatives are based on observable inputs, which reflect market data. Fair value for our interest rate swap derivative instruments are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income on the consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

At May 31, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the year ended May 31, 2010, we recorded an unrealized gain of $0.5 million in accumulated other comprehensive income on the consolidated balance sheet.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31:

		2010		2009
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$373,203}	$-	$381,356
Derivative liabilities		-}	482,825}	-	493,002
Investments in common stock		1,029}	-}	-	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

Our foreclosed assets are initially recorded at the fair value of the underlying assets. Foreclosed assets are evaluated periodically for impairment by performing a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third-party consultant. Estimates of future cash flows are subjective and are considered to be a significant input in the valuation. A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan, which may be provided by a third-party consultant, in estimating the specific loan loss allowance. In these instances, the valuation is considered to be a nonrecurring item.

Assets measured at fair value on a nonrecurring basis at May 31, 2010 and 2009 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at May 31 and the total losses for the years ended May 31:

	2010		2009
(dollar amounts in thousands)	Level 3 Fair Value	Total losses	Level 3 Fair Value	Total losses
Foreclosed assets, net	$42,252}	$(6,591)	$48,721	$(8,014)
Non-performing loans, net of specific reserves	160,285}	(50,364)	173,880	(129,480)

(14)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows at May 31:

	2010		2009
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$513,906}	$513,906}	$504,999	$504,999
Restricted cash	15,709}	15,709}	8,207	8,207
Investments in equity securities	58,607}	58,607}	47,000	47,000
Loans to members, net	18,749,940}	19,109,838}	19,569,349	18,766,573
Debt service reserve funds	45,662}	45,662}	46,662	46,662
Interest rate exchange agreements	373,203}	373,203}	381,356	381,356

Liabilities:
Short-term debt	4,606,361}	4,628,410}	4,867,864	4,885,919
Long-term debt	12,054,497}	13,408,158}	12,720,055	13,160,498
Guarantee liability	22,984}	25,917}	29,672	33,181
Interest rate exchange agreements	482,825}	482,825}	493,002	493,002
Subordinated deferrable debt	311,440}	306,151}	311,440	274,759
Members’ subordinated certificates	1,810,715}	1,972,393}	1,740,054	1,740,054

Off-balance sheet instruments:
Commitments	-}	-}	-	-

See Note 13, Fair Value Measurement, for more details about how fair value is determined for assets and liabilities measured at fair value on a recurring or nonrecurring basis on our consolidated balance sheets. We consider relevant and observable prices in the appropriate principal market in our valuations where possible. The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or the lack of an established market.

The estimated market values have not been updated since May 31, 2010; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts at May 31, 2010 and 2009.

Cash and Cash Equivalents
Includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value.

Investments in Equity Securities
At May 31, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series A common stock acquired during the fiscal year that is classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

The carrying value of the Federal Agricultural Mortgage Corporation Series B-1 preferred stock held at May 31, 2009, and Series C preferred stock held at May 31, 2010 and 2009, is equal to cost, which approximates fair value. Our investments in Series B-1 preferred stock were callable at par, and fair value was estimated at cost based on dealer quotes. The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer at the same terms, and the stock is callable at par. The preferred stock securities do not meet the definition of marketable securities.

Loans to Members, Net
As part of receiving a loan from us, our members have additional requirements and rights that are not typical of other financial institutions, such as the ability to receive a patronage capital allocation, the general requirement to purchase subordinated certificates or member capital securities to meet their capital contribution requirements as a condition of obtaining additional credit from us, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time and certain interest rate discounts that are specific to the borrower’s activity with us. These features make it difficult to obtain market data for similar loans. Therefore, we must use other methods to estimate the fair value.

Fair values for fixed-rate loans are estimated by discounting the future cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities. The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the then-current market rate.

Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See Note 13, Fair Value Measurement, for more details about how we calculate the fair value of certain non-performing loans.

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

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. There is not active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions. The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Therefore, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on cash flows discounted at current rates for similar instruments supplied by underwriters or by the original issuer. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Subordinated Deferrable Debt
Our subordinated deferrable debt is traded on the New York Stock Exchange; therefore, daily market quotes are available. The fair value for subordinated deferrable debt is based on the closing market quotes from the last day of the reporting period.

Members’ Subordinated Certificates
Members’ subordinated certificates include 1) membership subordinated certificates issued to our members as a condition of membership, 2) loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and 3) member capital securities issued as voluntary investments by our members. All members’ subordinated certificates are non-transferable other than among members. As there is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates, it is impracticable to estimate fair value, and such certificates are, therefore, valued at par. There is also no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period.

Derivative Instruments
See Note 13, Fair Value Measurement, for details about how we calculate the fair value of derivative instruments.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform.

(15)         Restructured/Non-performing Loans and Contingencies

The following loans outstanding were classified as non-performing and restructured at May 31:

(dollar amounts in thousands)	2010	2009
Non-performing loans	$560,527}	$523,758
Restructured loans	508,044}	537,587
Total	$1,068,571}	$1,061,345

(a) At May 31, 2010 and 2009, all loans to borrowers classified as non-performing were on a non-accrual status with respect to the recognition of interest income. At May 31, 2010 and 2009, the non-performing loans outstanding were to two borrowers and one borrower, respectively. At May 31, 2010 and 2009, $462 million and $491 million, respectively, of restructured loans were on non-accrual status with respect to the recognition of interest income. For the years ended May 31, 2010 and 2009, approximately $3 million and $4 million, respectively, of interest income was accrued on restructured loans.

Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

	Reduction to interest income
(dollar amounts in thousands)	2010	2009	2008
Non-performing loans	$29,223}	$29,817	$33,492
Restructured loans	23,627}	26,421	33,400
Total	$52,850}	$56,238	$66,892

(b) We classified $1,064 million of loans to four borrowers and $1,056 million of loans to three borrowers as impaired at May 31, 2010 and 2009, respectively. There is a specific loan loss allowance of $437 million and $414 million for such impaired loans at May 31, 2010 and 2009, respectively. The amount included in the loan loss allowance for such loans was based on a comparison of the recorded investment in the loan to the present value of the expected future cash flows associated with the loan discounted at the effective interest rate at the time of impairment. If the cash flow cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral for the loan. For certain impaired loans at May 31, 2010 and 2009, the effective interest rate at the time of impairment included a variable-rate component. As a result, the calculated impairment for these loans increases or decreases with changes in short-term and long-term variable interest rates. Impaired loans may be on accrual or non-accrual status with respect to the recognition of interest income based on a review of the terms of the restructure agreement and borrower performance. We accrued a total of $3 million of interest income on impaired loans for each of the years ended May 31, 2010, 2009 and 2008. The average recorded investment in impaired loans for the years ended May 31, 2010 and 2009 was $1,039 million and $1,046 million, respectively.

We update impairment calculations on a quarterly basis. Since a borrower’s effective interest rate on the loan at the time of impairment may include a variable-rate component, calculated impairment could vary with changes to our variable rate, independent of a borrower’s underlying financial performance or condition. In addition, the calculated impairment for a borrower will fluctuate based on changes to certain assumptions. Changes to assumptions include, but are not limited to, the following:
• court rulings,
• changes to collateral values and
• changes to expected future cash flows both as to timing and amount.
(c) At May 31, 2010 and 2009, we had $462 million and $491 million, respectively, of restructured loans outstanding to Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”), a large electric distribution cooperative located in Denton County, Texas, that provides retail electric service to residential and business customers. All restructured loans have been on non-accrual status since January 1, 2001. In addition, a total of $20 million was outstanding under the capital expenditure loan facility, which was classified as a performing loan at both May 31, 2010 and 2009. Total loans to CoServ at May 31, 2010 and 2009 represented 2.4 percent of our total loans and guarantees outstanding.

Under the terms of a bankruptcy settlement from 2002, we restructured our loans to CoServ. CoServ is scheduled to make quarterly payments to CFC through December 2037. As part of the restructuring, CFC may be obligated to provide up to $204 million of senior secured capital expenditure loans to CoServ for electric distribution infrastructure through December 2012. Under this facility, advances are limited to $46 million per year. As of the date of this filing, there is $138 million available under this loan facility. When CoServ requests capital expenditure loans from us, these loans are provided at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that CoServ is required to make to us. To date, CoServ has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, CoServ has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true-up on or after December 13, 2008. To date, we have not received notice from CoServ that it intends to prepay the loan. CoServ and CFC have no claims related to any of the legal actions asserted before or during the bankruptcy proceedings. Our legal claim against CoServ is limited to CoServ’s performance under the terms of the bankruptcy settlement.

Based on our analysis, we believe that we have an adequate loan loss allowance for our exposure to CoServ at May 31, 2010.

(d) Innovative Communication Corporation (“ICC”) is a diversified telecommunications company headquartered in St. Croix, United States Virgin Islands. In the United States Virgin Islands, through subsidiaries including Virgin Islands Telephone Corporation d/b/a Innovative Telephone, ICC provides cellular, wireline local and long-distance telephone, cable television, and Internet access services. Through other subsidiaries, ICC provides telecommunications, cable television and Internet access services in the eastern and southern Caribbean and mainland France.

At May 31, 2010 and 2009, RTFC had $536 million and $524 million, respectively, in loans outstanding to ICC. All loans to ICC have been on non-accrual status since February 1, 2005. ICC has not made debt service payments to RTFC since June 2005.

RTFC is the primary secured lender to ICC. RTFC’s collateral for the loans included:
•	a series of mortgages, security agreements, financing statements, pledges and guarantees creating liens in favor of RTFC on substantially all of the assets and voting stock of ICC;
•	a direct pledge of 100 percent of the voting stock of ICC’s United States Virgin Islands local exchange carrier subsidiary, Virgin Islands Telephone Corporation d/b/a Innovative Telephone;
•
secured guarantees, mortgages and direct and indirect stock pledges encumbering the assets and ownership interests in substantially all of ICC’s other operating subsidiaries and certain of its parent entities, including ICC’s immediate parent, Emerging Communication, Inc., a Delaware corporation, and its parent, Innovative Communication Company LLC, a Delaware limited liability company; and

•	a personal guaranty of the loans from ICC’s indirect majority shareholder and former chairman, Jeffrey Prosser.

In February 2006, involuntary bankruptcy petitions were filed against:
•	ICC’s indirect majority shareholder and former chairman, Jeffrey Prosser;
•	ICC’s immediate parent, Emerging Communications, Inc.; and
•	Emerging Communications, Inc.’s parent, Innovative Communication Company LLC.

In April 2006, RTFC reached a settlement with the following parties:
•	ICC;
•	Virgin Islands Telephone Corporation;
•	Innovative Communication Company LLC;
•	Emerging Communications, Inc.;
•	the directors of each of the above-listed entities; and
•	Jeffrey Prosser.

Under the settlement, RTFC obtained judgments in the District Court of the Virgin Islands against ICC for approximately $525 million and Jeffrey Prosser for approximately $100 million. RTFC also obtained dismissals with prejudice and releases of all counterclaims, affirmative defenses and other lawsuits alleging wrongful acts by RTFC, certain of its officers, and CFC, thereby resolving all the loan-related litigation in RTFC’s favor. Regardless, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC therefore anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Innovative Communication Company LLC, Emerging Communications, Inc., ICC and Jeffrey Prosser each have bankruptcy proceedings pending in the United States District Court for the Virgin Islands, Bankruptcy Division. A Chapter 11 trustee has been appointed for each of the corporate estates; and a Chapter 7 trustee was appointed in Jeffrey Prosser’s individual case. The Chapter 11 trustee of ICC has assumed ownership and control of ICC, including its subsidiaries.

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

For total consideration of $30 million, in three purchase transactions occurring in May 2009, October 2009 and April 2010, RTFC acquired 100 percent of the 85,000 outstanding shares of Virgin Islands Telephone Corporation d/b/a Innovative Telephone preferred stock, including approximately $12.5 million in accrued and unpaid dividends. In 2004, the stock originally sold for $85 million. We believe that the acquisition of the preferred stock at a discount enhances our estimated recovery from the collateral.

In October 2009, the British Virgin Islands regulatory approval process was successfully completed, and in December 2009, the Federal Communications Commission approval was granted. On January 13, 2010, the Netherlands Antilles granted unconditional consent for CFC to acquire the St. Maarten assets. CFC obtained approval of a transfer of control from the Public Services Commission of the United States Virgin Islands on May 5, 2010. The Chapter 11 trustee and CFC requested authorization from the U.S. bankruptcy court to consummate the transfer of ownership of tShe Group 1 Assets to designated subsidiaries of CFC. This final sale hearing was conducted during the week of July 7, 2010 in St. Croix, United States Virgin Islands. The U.S. bankruptcy court issued its order on August 17, 2010 approving the Trustee’s sale of the Group 1 Assets to designated subsidiaries of CFC. On August 17, 2010, the Superior Court of the Virgin Islands issued a stay of the Public Services Commission’s Order approving the transfer, and scheduled a status conference for September 7, 2010.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at May 31, 2010.

(16)         Segment Information

Our consolidated financial statements include the financial results of CFC, RTFC and NCSC. Financial statements are produced for each of the three companies and are the primary reports that management reviews in evaluating performance. The CFC segment includes the consolidation of entities controlled by CFC and created to hold foreclosed assets and facilitate loan securitization transactions and intercompany transaction elimination entries. The segment presentation for the years ended May 31, 2010, 2009 and 2008 reflects the operating results of each of the three companies as a separate segment.

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

The following table contains consolidated statements of operations for the years ended May 31, 2010, 2009 and 2008 and consolidated balance sheets as of May 31, 2010, 2009 and 2008 by segment.

	For the year ended May 31, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$946,040}	$72,273}	$25,322}	$1,043,635}
Interest expense	(833,108)	(67,284)	(11,719)	(912,111)
Net interest income	112,932}	4,989}	13,603}	131,524}

Recovery of loan losses	30,318}	-}	97}	30,415}
Net interest income after recovery of loan losses	143,250}	4,989}	13,700}	161,939}

Non-interest income:
Fee and other income	16,184}	160}	1,367}	17,711}
Settlement income	22,953}	-}	-}	22,953}
Derivative losses	(11,602)	-}	(9,006)	(20,608)
Results of operations from foreclosed assets	1,122}	-}	-}	1,122}
Total non-interest income	28,657}	160}	(7,639)	21,178}

Non-interest expense:
General and administrative expenses	(59,905)	(6,354)	(4,693)	(70,952)
Provision for guarantee liability	5,281}	-}	-}	5,281}
Market adjustment of foreclosed assets	(6,591)	-}	-}	(6,591)
Other	(380)	-}	(224)	(604)
Total non-interest expense	(61,595)	(6,354)	(4,917)	(72,866)

Income (loss) prior to income taxes	110,312}	(1,205)	1,144}	110,251}
Income tax benefit (expense)	-}	620}	(324)	296}
Net income (loss)	$110,312}	$(585)	$820}	$110,547}

Assets:
Total loans outstanding	$17,315,029}	$1,671,893}	$351,483}	$19,338,405}
Deferred origination costs	4,299}	-	-	4,299}
Less: Allowance for loan losses	(592,746)	-	(18)	(592,764)
Loans to members, net	16,726,582}	1,671,893}	351,465}	18,749,940}
Other assets	1,181,927}	168,334}	43,014}	1,393,275}
Total assets	$17,908,509}	$1,840,227}	$394,479}	$20,143,215}

	For the year ended May 31, 2009
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$965,609	$76,138	$29,017	$1,070,764
Interest expense	(841,729)	(71,514)	(21,778)	(935,021)
Net interest income	123,880	4,624	7,239	135,743

(Provision for) recovery of loan losses	(113,764)	-	65	(113,699)
Net interest income after (provision for) recovery of loan losses	10,116	4,624	7,304	22,044

Non-interest income:
Fee and other income	11,662	209	1,292	13,163
Derivative losses	(28,983)	-	(18,045)	(47,028)
Results of operations of foreclosed assets	3,774	-	-	3,774
Total non-interest income	(13,547)	209	(16,753)	(30,091)

Non-interest expense:
General and administrative expenses	(50,267)	(5,923)	(4,652)	(60,842)
Provision for guarantee liability	(1,615)	-	-	(1,615)
Market adjustment on foreclosed assets	(8,014)	-	-	(8,014)
Other	(221)	-	(132)	(353)
Total non-interest expense	(60,117)	(5,923)	(4,784)	(70,824)

Loss prior to income taxes	(63,548)	(1,090)	(14,233)	(78,871)
Income tax (expense) benefit	(185)	(39)	5,325	5,101
Net loss	$(63,733)	$(1,129)	$(8,908)	$(73,770)

Assets:
Total loans	$18,091,333	$1,680,154	$416,720	$20,188,207
Deferred origination fees	4,102	-	-	4,102
Less: Allowance for loan losses	(622,851)	-	(109)	(622,960)
Loans to members, net	17,472,584	1,680,154	416,611	19,569,349
Other assets	1,221,881	172,410	19,065	1,413,356
Total assets	$18,694,465	$1,852,564	$435,676	$20,982,705

	For the year ended May 31, 2008
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$929,379	$88,865	$33,149	$1,051,393
Interest expense	(820,572)	(83,767)	(26,929)	(931,268)
Net interest income	108,807	5,098	6,220	120,125

Recovery of loan losses	30,097	-	165	30,262
Net interest income after recovery of loan losses	138,904	5,098	6,385	150,387

Non-interest income:
Fee and other income	18,005	207	1,396	19,608
Derivative losses	(59,080)	-	(12,630)	(71,710)
Results of operations of foreclosed assets	7,528	-	-	7,528
Total non-interest income	(33,547)	207	(11,234)	(44,574)

Non-interest expense:
General and administrative expenses	(50,976)	(5,366)	(4,127)	(60,469)
Recovery of guarantee liability	3,104	-	-	3,104
Market adjustment on foreclosed assets	(5,840)	-	-	(5,840)
Foreign currency adjustments	-	-	-	-
Loss on sale of loans	(676)	-	-	(676)
Loss on early extinguishment of debt	(5,509)	-	-	(5,509)
Other	285	-	(397)	(112)
Total non-interest expense	(59,612)	(5,366)	(4,524)	(69,502)

Income (loss) prior to income taxes	45,745	(61)	(9,373)	36,311
Income tax (expense) benefit	-	(231)	3,566	3,335
Net income (loss)	$45,745	$(292)	$(5,807)	$39,646

Assets:
Total loans outstanding	$16,886,407	$1,726,514	$414,074	$19,026,995
Deferred origination fees	2,045	-	-	2,045
Less: Allowance for loan losses	(514,626)	-	(280)	(514,906)
Loans to members, net	16,373,826	1,726,514	413,794	18,514,134
Other assets	639,115	182,388	43,744	865,247
Total assets	$17,012,941	$1,908,902	$457,538	$19,379,381

(17)         Selected Quarterly Financial Data (Unaudited)

Summarized results of operations for the four quarters of fiscal years 2010 and 2009 are as follows:

	Fiscal Year 2010
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$269,457	$264,919	$256,519	$252,740 }	$1,043,635
Interest expense	(242,629)	(226,977)	(221,898)	(220,607)	(912,111)
Net interest income	26,828	37,942	34,621	32,133 }	131,524 }
Recovery of (provision for) loan losses	16,171	(1,577)	(10,000)	25,821 }	30,415 }
Net interest income after recovery of (provision for) loan losses	42,999	36,365	24,621	57,954 }	161,939 }
Non-interest income:
Derivative losses	(14,328)	(3,144)	22,571	(25,707)	(20,608)
Other non-interest income (1)	4,321	4,127	28,882	4,456 }	41,786 }
Total non-interest income	(10,007)	983	51,453	(21,251)	21,178 }
Non-interest expense	(16,527)	(15,770)	(19,676)	(20,893)	(72,866)
Income prior to income taxes	16,465	21,578	56,398	15,810 }	110,251 }
Income tax (expense) benefit	(32)	841	(1,465)	952 }	296 }
Net income	16,433	22,419	54,933	16,762 }	110,547 }
Less: Net (income) loss attributable to noncontrolling interest	(191)	1,568	(2,130)	518 }	(235)}
Net income attributable to CFC	$16,242	$23,987	$52,803	$17,280 }	$110,312 }
(1) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, during the quarter ended February 28, 2010.

	Fiscal Year 2009
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$263,117	$266,746	$268,453	$272,448	$1,070,764
Interest expense	(220,149)	(234,187)	(239,744)	(240,941)	(935,021)
Net interest income	42,968	32,559	28,709	31,507	135,743
(Provision for) recovery of loan losses (1)	(10,681)	(126,311)	10,415	12,878	(113,699)
Net interest income (loss) after (provision for) recovery of loan losses	32,287	(93,752)	39,124	44,385	22,044
Non-interest income:
Derivative losses	(10,597)	(126,880)	50,966	39,483	(47,028)
Other non-interest income	4,828	3,948	4,001	4,160	16,937
Total non-interest income	(5,769)	(122,932)	54,967	43,643	(30,091)
Non-interest expense	(14,048)	(21,071)	(18,828)	(16,877)	(70,824)
Income (loss) prior to income taxes	12,470	(237,755)	75,263	71,151	(78,871)
Income tax benefit (expense)	760	6,400	(183)	(1,876)	5,101
Net income (loss)	13,230	(231,355)	75,080	69,275	(73,770)
Less: Net loss attributable to noncontrolling interest	1,241	1,738	159	762	3,900
Net income (loss) attributable to CFC	$14,471	$(229,617)	$75,239	$70,037	$(69,870)
(1) Includes $114 million provision for loan losses related to the change in the valuation of ICC assets during the quarter ended November 30, 2008.

(18)         Subsequent Events

On June 1, 2010, we executed Amendment No.1 to an agreement with Whiting-Turner Contracting Company for the construction of our new headquarters facility at a cost not to exceed approximately $39.5 million. The original agreement dated August 26, 2009 was for site development work at a cost of approximately $4.7 million, which is not included in the cost of the construction of the new facility.

In July 2010, we issued a call notice to redeem our entire issue of 6.75 percent subordinated deferrable debt securities, Series NRN due 2043 totaling $125 million. We will redeem the securities at par on September 1, 2010 and record a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.