Form 10-Q
period 2010-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2010-10-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	August 31, 2010	May 31, 2010

Cash and cash equivalents	$450,665}	$513,906}

Restricted cash	13,266}	15,709}

Investments in equity securities	58,236}	58,607}

Loans to members	19,295,792}	19,342,704}
Less: Allowance for loan losses	(580,539)	(592,764)
Loans to members, net	18,715,253}	18,749,940}

Accrued interest and other receivables	216,195}	216,650}

Fixed assets, net	58,003}	55,682}

Debt service reserve funds	45,662}	45,662}

Debt issuance costs, net	44,511}	46,562}

Foreclosed assets, net	38,121}	42,252}

Derivative assets	484,528}	373,203}

Other assets	27,835}	25,042}

	$20,152,275}	$20,143,215}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2010	May 31, 2010

Short-term debt	$4,584,346}	$4,606,361}

Accrued interest payable	311,951}	214,072}

Long-term debt	11,996,097}	12,054,497}

Patronage capital retirement payable	50,843}	-}

Deferred income	16,157}	17,001}

Guarantee liability	22,102}	22,984}

Other liabilities	47,017}	36,553}

Derivative liabilities	668,108}	482,825}

Subordinated deferrable debt	186,440}	311,440}

Members’ subordinated certificates:
Membership subordinated certificates	643,252}	643,211}
Loan and guarantee subordinated certificates	735,344}	769,654}
Member capital securities	397,850}	397,850}
Total members’ subordinated certificates	1,776,446}	1,810,715}

Commitments and contingencies

CFC equity:
Retained equity	480,274}	568,577}
Accumulated other comprehensive income	7,479}	8,004}
Total CFC equity	487,753}	576,581}
Noncontrolling interest	5,015}	10,186}
Total equity	492,768}	586,767}

	$20,152,275}	$20,143,215}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
(in thousands)

	Three months ended August 31,
	2010	2009
Interest income	$251,053}	$269,457
Interest expense	(219,512)	(242,629)

Net interest income	31,541}	26,828

Recovery of loan losses	12,288}	16,171

Net interest income after recovery of loan losses	43,829}	42,999

Non-interest income:
Fee and other income	10,292}	3,734
Derivative losses	(78,254)	(14,328)
Results of operations of foreclosed assets	184}	587

Total non-interest income	(67,778)	(10,007)

Non-interest expense:
Salaries and employee benefits	(13,026)	(9,918)
Other general and administrative expenses	(8,287)	(7,108)
Recovery of guarantee liability	548}	2,395
Market adjustment on foreclosed assets	(315)	(1,750)
Other	(96)	(146)

Total non-interest expense	(21,176)	(16,527)

(Loss) income prior to income taxes	(45,125)	16,465

Income tax benefit (expense)	2,780}	(32)

Net (loss) income	(42,345)	16,433

Less: Net loss (income) attributable to the noncontrolling interest	5,149}	(191)

Net (loss) income attributable to CFC	$(37,196)	$16,242

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
 (in thousands)

				Accumulated					Membership
			Total	Other	CFC	Unallocated	Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Net	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	Loss	Reserve	Allocated	Fund
Balance as of May 31, 2010	$586,767}	$ 10,186}	$576,581}	$ 8,004}	$568,577}	$ (106,984)	$ 191,993}	$481,120}	$ 2,448}
Patronage capital retirement	(50,843)	-}	(50,843)	-}	(50,843)	-}	-}	(50,843)	-}
Net loss	(42,345)	(5,149)	(37,196)	-}	(37,196)	(37,196)	-}	-}	-}
Other comprehensive loss	(532)	(7)	(525)	(525)	-}	-}	-}	-}	-}
Total comprehensive loss	(42,877)	(5,156)	(37,721)
Other	(279)	(15)	(264)	-}	(264)	-}	-}	-}	(264)
Balance as of August 31, 2010	$492,768}	$ 5,015}	$487,753}	$ 7,479}	$480,274}	$ (144,180)	$ 191,993}	$430,277}	$ 2,184}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(42,345)	$16,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred income	(1,914)	(1,463)
Amortization of debt issuance costs and deferred charges	3,154}	5,419
Depreciation	488}	596
Recovery of loan losses	(12,288)	(16,171)
Recovery of guarantee liability	(548)	(2,395)
Results of operations of foreclosed assets	(184)	(587)
Market adjustment on foreclosed assets	315}	1,750
Derivative forward value	73,792}	10,834
Changes in operating assets and liabilities:
Accrued interest and other receivables	(4,558)	20,380
Accrued interest payable	97,879}	63,486
Other	10,170}	14,065

Net cash provided by operating activities	123,961}	112,347

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(2,336,684)	(1,666,956)
Principal collected on loans	2,338,873}	1,699,490
Net investment in fixed assets	(2,809)	(2,252)
Net cash provided by foreclosed assets	4,000}	-
Net proceeds from sale of loans	44,665}	28,626
Investments in equity securities	-}	(25,000)
Change in restricted cash	2,443}	4,935

Net cash provided by investing activities	50,488}	38,843

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	423,793}	687,624
Proceeds from issuance of long-term debt, net	61,082}	789,482
Payments for retirement of long-term debt	(708,045)	(1,669,172)
Proceeds from issuance of members’ subordinated certificates	4,517}	72,795
Payments for retirement of members’ subordinated certificates	(19,037)	(10,392)

Net cash used in financing activities	(237,690)	(129,663)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,241)	21,527
BEGINNING CASH AND CASH EQUIVALENTS	513,906}	504,999
ENDING CASH AND CASH EQUIVALENTS	$450,665}	$526,526

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended August 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$118,479	$173,725
Cash paid for income taxes (1)	104	-

Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$50,843	$41,400
Net decrease in debt service reserve funds/debt service reserve certificates	-	(1,113)
(1) Relates to income taxes paid for National Cooperative Services Corporation.

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        General Information and Accounting Policies

(a)          Basis of Presentation

The accompanying financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions, after elimination of intercompany accounts and transactions.

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. The accounting estimates that require our most significant and subjective judgments include the allowance for loan losses and the determination of the fair value of our derivatives and foreclosed assets. While we use our best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of our results for the interim periods presented.

(b)          Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify loan losses, excluding losses in NCSC’s consumer loan program. CFC manages the lending activities of RTFC and NCSC through separate management agreements. Additionally, CFC is the sole lender to RTFC and the primary source of funding to NCSC. NCSC funds its lending programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At August 31, 2010, CFC had guaranteed $365 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $379 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At August 31, 2010, CFC guaranteed $0.6 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2011. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At August 31, 2010, RTFC had total assets of $1,608 million including loans outstanding to members of $1,434 million, and NCSC had total assets of $461 million including loans outstanding of $413 million. At August 31, 2010, CFC had committed to lend RTFC up to $4,000 million, of which $1,426 million was outstanding. Effective June 1, 2010, CFC’s commitment to NCSC increased from $1,500 million at May 31, 2010 to $2,000 million. At August 31, 2010, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $503 million was outstanding, representing $138 million of outstanding loans and $365 million of credit enhancements.

(c)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2010. Derivative forward value loss totaling $11 million and derivative cash settlements loss totaling $3 million for the three months ended August 31, 2009 have been reclassified to derivative losses in non-interest income on the consolidated statements of operations. The derivative forward value was classified in non-interest expense and the derivative cash settlements were classified in non-interest income in the August 31, 2009 10-Q. These reclassifications were made to present the unrealized and realized gains and losses on our derivatives in the same line on the statement of operations.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Interest on long-term fixed-rate loans (1)	$222,969}	$223,526
Interest on long-term variable-rate loans (1)	12,656}	26,565
Interest on short-term loans (1)	11,977}	16,035
Interest on investments (2)	1,030}	1,657
Fee income	2,421}	1,674
Total interest income	$251,053}	$269,457
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash, debt securities and equity securities.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $11 million and $12 million at August 31, 2010 and May 31, 2010, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,723}	$3,222
Medium-term notes	63,104}	84,595
Collateral trust bonds	78,549}	78,593
Subordinated deferrable debt	4,916}	4,916
Subordinated certificates	20,306}	19,020
Long-term private debt	45,992}	45,986
Debt issuance costs (2)	2,577}	2,980
Fee expense (3)	2,345}	3,317
Total interest expense	$219,512}	$242,629
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

We exclude indirect costs, if any, related to funding activities from interest expense.

(f)         Loan Sales

During the three months ended August 31, 2010, we sold distribution loans with outstanding principal balances totaling
$45 million at par to the Federal Agricultural Mortgage Corporation for cash. We recorded a loss on sale of loans totaling $0.01 million, representing the unamortized deferred loan origination costs and transaction costs for the loans sold in the first quarter of fiscal year 2011. We do not hold any continuing interest in the loans sold and have no obligation to repurchase loans from the purchaser; however, we retain the servicing rights on these loans in return for a market-based fee. As a result, we did not record a servicing asset or liability.

(g)          New Accounting Pronouncements

During the three months ended August 31, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	August 31, 2010			May 31, 2010
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments	Loans Outstanding		Unadvanced Commitments
Total by loan type (1) (2):
Long-term fixed-rate loans (3)	$15,559,047}	$	-}	$15,412,987}	$	-}
Long-term variable-rate loans (3)	1,894,966}		5,276,930}	2,088,829}		5,154,990}
Loans guaranteed by RUS (4)	236,274}		-}	237,356}		-}
Short-term loans	1,600,476}		8,792,791}	1,599,233}		9,039,448}
Total loans outstanding	19,290,763}		14,069,721}	19,338,405}		14,194,438}
Deferred origination costs	5,029}		-}	4,299}		-}
Less: Allowance for loan losses	(580,539)		-}	(592,764)		-}
Net loans outstanding	$18,715,253}		$14,069,721}	$18,749,940}		$14,194,438}

Total by segment (1):
CFC:
Distribution	$13,694,652}		$9,527,888}	$13,459,053}		$9,536,360}
Power supply	3,657,507}		3,481,966}	3,769,794}		3,599,560}
Statewide and associate	91,312}		100,170}	86,182}		112,812}
CFC total	17,443,471}		13,110,024}	17,315,029}		13,248,732}
RTFC	1,433,788}		426,486}	1,671,893}		441,719}
NCSC	413,504}		533,211}	351,483}		503,987}
Total loans outstanding	$19,290,763}		$14,069,721}	$19,338,405}		$14,194,438}
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
(4) “RUS” is the Rural Utilities Service.

Non-Performing and Restructured Loans
Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	August 31, 2010			May 31, 2010
	Loans		Unadvanced	Loans		Unadvanced
(dollar amounts in thousands)	Outstanding		Commitments (1)	Outstanding		Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2): CFC:
Long-term variable-rate loans	$8,280}	$	-}	$8,500}		$-
Short-term loans	18,413}		-}	16,000}		-
RTFC:
Long-term fixed-rate loans (3)	8,960}		-}	8,960}		-
Long-term variable-rate loans (3)	471,293}		3,182}	469,596}		677
Short-term loans	57,471}		-}	57,471}		-
Total non-performing loans	$564,417}		$3,182}	$560,527}		$677

Restructured loans (2):
CFC:
Long-term fixed-rate loans (3)	$40,708}	$	-}	$41,538}	$	-}
Long-term variable-rate loans (3)	455,290}		140,755}	462,397}		140,755}
Short-term loans	-}		12,500}	-}		12,500}
RTFC:
Long-term fixed-rate loans	-}		-}	3,293}		-}
Long-term variable-rate loans	-}		-}	816}		-}
Total restructured loans	$495,998}		$153,255}	$508,044}		$153,255}
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

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below:

	As of and for the three months ended August 31,
(dollar amounts in thousands)	2010		2009
Balance at beginning of period	$592,764}		$622,960}
Recovery of loan losses	(12,288)		(16,171)
Charge-offs	(9)		(23)
Recoveries	72}		73}
Balance at end of period	$580,539}		$606,839}

As a percentage of total loans outstanding	3.01}	%	3.02}	%

Loan Security
Except when providing short-term loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. In addition to the collateral received, our member borrowers are also required to set rates charged to their customers to achieve certain financial ratios as required by loan covenants.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	August 31, 2010				May 31, 2010
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$14,846,187}	95%	$712,860}	5%	$14,799,859	96%	$613,128}	4%
Long-term variable-rate loans	1,802,675}	95	92,291}	5	1,994,664	95	94,165}	5
Loans guaranteed by RUS	236,274}	100	-}	-	237,356	100	-}	-
Short-term loans	191,916}	12	1,408,560}	88	265,427	17	1,333,806}	83
Total loans	$17,077,052}	89	$2,213,711}	11	$17,297,306	89	$2,041,099}	11

Total by segment:
CFC	$15,566,281}	89%	$1,877,190}	11%	$15,585,788	90%	$1,729,241}	10%
RTFC	1,203,487}	84	230,301}	16	1,429,982	86	241,911}	14
NCSC	307,284}	74	106,220}	26	281,536	80	69,947}	20
Total loans	$17,077,052}	89	$2,213,711}	11	$17,297,306	89	$2,041,099}	11

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$3,907,711}	$3,951,445
Collateral trust bonds outstanding	3,100,000}	3,500,000

1994 indenture
Distribution system mortgage notes	$2,041,095}	$2,081,716
RUS guaranteed loans qualifying as permitted investments	206,054}	207,136
Total pledged collateral	$2,247,149}	$2,288,852
Collateral trust bonds outstanding	1,980,000}	1,980,000

1972 indenture
Cash	$2,032}	$2,032
Collateral trust bonds outstanding	1,731}	1,736

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,939,865}	$2,094,604
Notes payable outstanding	1,487,200}	1,587,200

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$36,281}	$33,895
Cash	10,487}	12,913
Total pledged collateral	$46,768}	$46,808
Notes payable outstanding	27,101}	27,101

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding for the notes payable to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program (see Note 5, Long-Term Debt):

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Distribution and power supply system mortgage notes on deposit	$3,545,525}	$3,559,863
Notes payable	3,000,000}	3,000,000

(3)         Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. These assets do not meet the criteria to be classified as held for sale at August 31, 2010 and May 31, 2010.

The activity for foreclosed assets is summarized below:

	As of and for the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Beginning balance	$42,252}	$48,721}
Results of operations	184}	587}
Net cash provided by foreclosed assets	(4,000)	-}
Market adjustment	(315)	(1,750)
Ending balance	$38,121}	$47,558}

Foreclosed assets at August 31, 2010 included one land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights. During the three months ended August 31, 2010, we foreclosed on one of the land development loans included in foreclosed assets at May 31, 2010 and took ownership of the underlying assets.  Additionally, we sold collateral for the remaining land development loan for $4 million, net of estimated closing costs. This land development loan was classified as impaired and on non-accrual status with regard to the recognition of interest income at August 31, 2010 and May 31, 2010.

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,174,380}	$840,082}
Commercial paper sold directly to members, at par	1,119,327}	999,449}
Commercial paper sold directly to non-members, at par	54,414}	52,989}
Total commercial paper	2,348,121}	1,892,520}
Daily liquidity fund sold directly to members	339,903}	371,710}
Bank bid notes	30,000}	30,000}
Subtotal short-term debt	2,718,024}	2,294,230}

Long-term debt maturing within one year:
Medium-term notes sold through dealers	639,951}	693,522}
Medium-term notes sold to members	494,827}	529,215}
Secured collateral trust bonds	506,681}	906,537}
Subordinated deferrable debt (1)	125,000}	-}
Members’ subordinated certificates	17,002}	-}
Secured notes payable	78,207}	178,207}
Unsecured notes payable	4,654}	4,650}
Total long-term debt maturing within one year	1,866,322}	2,312,131}
Total short-term debt	$4,584,346}	$4,606,361}
(1) Amount was redeemed in September 2010.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	967,313	March 22, 2011	6 basis points
Three-year agreement (3)	1,332,425	1,334,309	March 8, 2013	25 basis points
Total	$3,348,738	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) Amounts as of both periods exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing in 2012 and $58 million under the five-year facility maturing in 2011. These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.
(3) The available amount presented at August 31, 2010 and May 31, 2010 is reduced by total letters of credit outstanding of $2.6 million and $0.7 million, respectively.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2010	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.12	1.25

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	6.21	6.15

(1) “TIER” represents the times interest earned ratio.
(2) We must meet this requirement to retire patronage capital.

At August 31, 2010 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,861,888}	$2,905,332
Medium-term notes sold to members	89,631}	105,186
Subtotal	2,951,519}	3,010,518
Unamortized discount	(2,199)	(2,390)
Total unsecured medium-term notes	2,949,320}	3,008,128

Unsecured notes payable	3,049,047}	3,049,047
Unamortized discount	(1,432)	(1,480)
Total unsecured notes payable	3,047,615}	3,047,567
Total unsecured long-term debt	5,996,935}	6,055,695

Secured long-term debt:
Collateral trust bonds	4,575,000}	4,575,000
Unamortized discount	(11,932)	(12,292)
Total secured collateral trust bonds	4,563,068}	4,562,708
Secured notes payable	1,436,094}	1,436,094
Total secured long-term debt	5,999,162}	5,998,802
Total long-term debt	$11,996,097}	$12,054,497

Secured notes payable includes debt issued to the Federal Agricultural Mortgage Corporation. Amounts outstanding and available under each note purchase agreement are summarized below:

		Note Purchase	Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Final Maturity Date	Agreement Amount	August 31, 2010	May 31, 2010
December 2008 (1)	December 31, 2015	$500,000	$250,000	$350,000
February 2009	February 29, 2016	500,000	500,000	500,000
March 2009 (2)	April 1, 2014	400,000	312,200	312,200
May 2009	December 31, 2016	1,000,000	425,000	425,000
Total		$2,400,000	$1,487,200	$1,587,200
(1) Includes $100 million of secured notes payable under this program that were classified as short-term debt at May 31, 2010.
(2) Includes $76.4 million of secured notes payable under this program that were classified as short-term debt at August 31, 2010 and May 31, 2010.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
NRN 6.75% due 2043 (1)	$-	$125,000
NRC 6.10% due 2044	88,201	88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$311,440
(1) Amount outstanding at August 31, 2010 is reported in short-term debt. In July 2010, we issued a call notice to redeem the entire issue totaling $125 million.

All subordinated deferrable debt currently outstanding is callable at par at any time.

The $125 million of Series NRN due 2043 was redeemed at par on September 1, 2010. We recorded a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

(7)         Derivative Financial Instruments

We utilize derivatives such as interest rate swaps and cross-currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk. We are neither a dealer nor a trader in derivative financial instruments. At August 31, 2010 and May 31, 2010, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Pay fixed/receive variable	$5,693,050}	$5,562,247
Pay variable/receive fixed	5,551,440}	5,551,440
Total interest rate swaps	$11,244,490}	$11,113,687

Income and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Agreements that do not qualify for hedge accounting
Derivative cash settlements (1)	$(4,462)	$(3,494)
Derivative forward value	(73,792)	(10,834)
Derivative losses	$(78,254)	$(14,328)
(1) The three months ended August 31, 2010 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At August 31, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At August 31, 2010, Moody’s Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on negative outlook. On September 30, 2010, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from negative to stable.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,384,479}	$(562)	$23,238}	$22,676}
fall below Baa1/BBB+ (1)	6,814,752}	(165,347)	29,862}	(135,485)
Total	$8,199,231}	$(165,909)	$53,100}	$(112,809)

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

In addition to the rating triggers listed above, at August 31, 2010, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2010 was $181 million.

(8)          Equity

In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund, $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. This amount was returned to members in cash in September 2010. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors with due regard for its financial condition. CFC’s Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

(9)         Guarantees

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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Total by type:
Long-term tax-exempt bonds	$599,585}	$601,625}
Indemnifications of tax benefit transfers	67,893}	69,982}
Letters of credit	374,518}	380,076}
Other guarantees	118,559}	119,426}
Total	$1,160,555}	$1,171,109}

Total by segment:
CFC:
Distribution	$229,091}	$221,903}
Power supply	868,359}	884,828}
Statewide and associate	21,167}	22,032}
CFC total	1,118,617}	1,128,763}
RTFC	636}	636}
NCSC	41,302}	41,710}
Total	$1,160,555}	$1,171,109}

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At August 31, 2010, our maximum potential exposure for the $52 million of fixed-rate tax-exempt bonds is $83 million, representing principal and interest. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. See below for further information about this type of guarantee. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

Of the amounts shown in the table above, $548 million and $549 million as of August 31, 2010 and May 31, 2010, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $4 million at August 31, 2010 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $176 million is secured, at August 31, 2010. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $20 million of letters of credit would be reduced to $6 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s commercial paper invested with us.

In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $520 million in letters of credit to third parties for the benefit of our members at August 31, 2010. At May 31, 2010, this amount was $502 million.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $120 million, all of which is unsecured.

At August 31, 2010 and May 31, 2010, we had a total of $317 million and $320 million of guarantees, respectively, representing 27 percent of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At August 31, 2010 and May 31, 2010, we recorded a guarantee liability of $22 million and $23 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members’ debt. The contingent guarantee liability at August 31, 2010 and May 31, 2010, was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure. The remaining balance of the total guarantee liability of $16 million and $17 million at August 31, 2010 and May 31, 2010, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003. The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee. The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Beginning balance	$22,984}	$29,672
Net change in non-contingent liability	(334)	(741)
Recovery of guarantee liability	(548)	(2,395)
Ending balance	$22,102}	$26,536

Liability as a percentage of total guarantees	1.90%	2.12%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at August 31, 2010 and May 31, 2010 consist of derivative instruments, foreclosed assets, collateral-dependent non-performing loans and investments in common stock.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

		August 31, 2010		May 31, 2010
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$484,528}	$-	$373,203
Derivative liabilities		-}	668,108}	-	482,825
Investments in common stock		658}	-}	1,029	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets.

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

Assets measured at fair value on a non-recurring basis at August 31, 2010 and May 31, 2010 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at August 31, 2010 and May 31, 2010 and the total losses for the three months ended August 31, 2010 and 2009:

	Level 3 Fair Value		Total losses for the three months ended
(dollar amounts in thousands)	August 31, 2010	May 31, 2010	August 31, 2010	August 31, 2009
Foreclosed assets, net	$38,121}	$42,252}	$(315)	$(1,750)
Non-performing loans, net of specific reserves	158,785}	160,285}	(5,390)	-

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	August 31, 2010		May 31, 2010
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$450,665}	$450,665}	$513,906	$513,906
Restricted cash	13,266}	13,266}	15,709	15,709
Investments in equity securities	58,236}	58,236}	58,607	58,607
Loans to members, net	18,715,253}	19,761,682}	18,749,940	19,109,838
Debt service reserve funds	45,662}	45,662}	45,662	45,662
Interest rate exchange agreements	484,528}	484,528}	373,203	373,203

Liabilities:
Short-term debt	4,584,346}	4,598,769}	4,606,361	4,628,410
Long-term debt	11,996,097}	13,735,349}	12,054,497	13,408,158
Guarantee liability	22,102}	25,072}	22,984	25,917
Interest rate exchange agreements	668,108}	668,108}	482,825	482,825
Subordinated deferrable debt	186,440}	186,060}	311,440	306,151
Members’ subordinated certificates	1,776,446}	1,937,659}	1,810,715	1,972,393

Off-balance sheet instruments:
Commitments	-}	-}	-	-

See Note 10, Fair Value Measurement, for more details about how fair value is determined for assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider relevant and observable prices in the appropriate principal market in our valuations where possible. The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or the lack of an established market.

The estimated market values have not been updated since August 31, 2010; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts at August 31, 2010 and May 31, 2010.

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

Investments in Equity Securities
At August 31, 2010 and May 31, 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series C preferred stock. The Series A common stock is classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

The carrying value of the Federal Agricultural Mortgage Corporation Series C preferred stock held at August 31, 2010 and May 31, 2010 is equal to cost, which approximates fair value. The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer at the same terms, and the stock is callable at par. The preferred stock securities do not meet the definition of marketable securities.

Loans to Members, Net
As part of receiving a loan from us, our members have additional requirements and rights that are not typical of other financial institutions, such as the ability to receive a patronage capital allocation, the general requirement to purchase subordinated certificates or member capital securities to meet their capital contribution requirements as a condition of obtaining additional credit from us, the option to select fixed rates from one year to maturity with the fixed rate resetting or repricing at the end of each selected rate term, the ability to convert from a fixed rate to another fixed rate or the variable rate at any time, and certain interest rate discounts that are specific to the borrower’s activity with us. These features make it difficult to obtain market data for similar loans. Therefore, we must use other methods to estimate the fair value.

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

Loans with different risk characteristics, specifically non-performing and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See Note 10, Fair Value Measurement, for more details about how we calculate the fair value of certain non-performing loans.

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

Members’ Subordinated Certificates
Members’ subordinated certificates include i) membership subordinated certificates issued to our members as a condition of membership, ii) loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and iii) member capital securities issued as voluntary investments by our members. All members’ subordinated certificates are non-transferable other than among members. As there is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates, it is impracticable to estimate fair value, and such certificates are, therefore, valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period.

Derivative Instruments
We record derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swap derivative instruments we use, we obtain market quotes from the interest rate swap counterparties to adjust all interest rate swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

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

(12)         Restructured/Non-Performing Loans and Contingencies

At August 31, 2010 and May 31, 2010, there was a total specific loan loss allowance balance of $437 million related to impaired loans to four borrowers, totaling $1,060 million and $1,064 million, respectively. We accrued a total of $1 million of interest income on impaired loans for the three months ended August 31, 2010 and 2009. The average recorded investment in impaired loans for the three months ended August 31, 2010 and 2009 was $1,059 million and $1,034 million, respectively.

The following loans outstanding were classified as non-performing and restructured:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Non-performing loans	$564,417}	$560,527
Restructured loans	495,998}	508,044
Total	$1,060,415}	$1,068,571

At August 31, 2010 and May 31, 2010, all loans classified as non-performing were on non-accrual status with respect to the recognition of interest income. At August 31, 2010 and May 31, 2010, $455 million and $462 million, respectively, of restructured loans to Denton County Electric Cooperative, d/b/a CoServ Electric were on non-accrual status with respect to the recognition of interest income. For the three months ended August 31, 2010 and 2009, approximately $1 million of interest income was accrued on restructured loans.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Non-performing loans	$7,905}	$7,409
Restructured loans	5,685}	6,040
Total	$13,590}	$13,449

At August 31, 2010 and May 31, 2010, non-performing loans included $538 million and $536 million, respectively, to Innovative Communication Corporation (“ICC”). The remaining $26 million and $25 million of non-performing loans at August 31, 2010 and May 31, 2010, respectively, were to Naknek Electric Association, a distribution electric cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010.

A final sale hearing for the transfer of ownership of ICC assets and stock in ICC subsidiaries operating in the United States Virgin Islands, the British Virgin Islands and St. Maarten (the “Group 1 Assets”) to designated subsidiaries of CFC was conducted during the week of July 7, 2010 in St. Croix, United States Virgin Islands. The U.S. bankruptcy court issued its order on August 17, 2010 approving the Trustee’s sale of the Group 1 Assets to designated subsidiaries of CFC. Following the dissolution of court stays issued by Virgin Islands territorial courts, on October 6, 2010, CFC, through RTFC, completed the transfer of control of the ICC United States Virgin Islands operating companies and consummated the contemplated transaction with respect to those companies. RTFC has assigned to CFC its rights with respect to the United States Virgin Islands operating companies as partial satisfaction of its loan from CFC. CFC will hold such operating companies in its wholly owned subsidiary, Caribbean Asset Holdings. The amount of loan repayment CFC will credit RTFC and loan write-off will be known once the fair value of each of the operating companies acquired has been updated through the closing date.

ICC British Virgin Islands and St. Maarten entities remain subject to pending transfer. Notwithstanding the completion of the transfer of control, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC, therefore, anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to non-performing and restructured loans at August 31, 2010.

(13)         Segment Information

The following tables contains consolidated statements of operations for the three months ended August 31, 2010 and 2009 and consolidated balance sheet information as of August 31, 2010 and 2009, by segment.

	For the three months ended August 31, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$230,403}	$14,409}	$6,241}	$251,053}
Interest expense	(203,352)	(13,427)	(2,733)	(219,512)
Net interest income	27,051}	982}	3,508}	31,541}

Recovery of loan losses	12,268}	-}	20}	12,288}
Net interest income after recovery of loan losses	39,319}	982}	3,528}	43,829}

Non-interest income:
Fee and other income	9,888}	62}	342}	10,292}
Derivative losses	(67,920)	-}	(10,334)	(78,254)
Results of operations from foreclosed assets	184}	-}	-}	184}
Total non-interest income	(57,848)	62}	(9,992)	(67,778)

Non-interest expense:
General and administrative expenses	(18,865)	(1,328)	(1,120)	(21,313)
Recovery of guarantee liability	548}	-}	-}	548}
Market adjustment on foreclosed assets	(315)	-}	-}	(315)
Other	(35)	-}	(61)	(96)
Total non-interest expense	(18,667)	(1,328)	(1,181)	(21,176)

Loss prior to income taxes	(37,196)	(284)	(7,645)	(45,125)
Income tax (expense) benefit	-}	(122)	2,902}	2,780}
Net loss	$(37,196)	$(406)	$(4,743)	$(42,345)

Assets:
Total loans outstanding	$17,443,471}	$1,433,788}	$413,504}	$19,290,763}
Deferred origination costs	5,029}	-}	-}	5,029}
Less: Allowance for loan losses	(580,530)	-}	(9)	(580,539)
Loans to members, net	16,867,970}	1,433,788}	413,495}	18,715,253}
Other assets	1,215,608}	174,302}	47,112}	1,437,022}
Total assets	$18,083,578}	$1,608,090}	$460,607}	$20,152,275}

	For the three months ended August 31, 2009
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$244,393	$18,454	$6,610	$269,457
Interest expense	(221,954)	(17,302)	(3,373)	(242,629)
Net interest income	22,439	1,152	3,237	26,828

Recovery of loan losses	16,142	-	29	16,171
Net interest income after recovery of loan losses	38,581	1,152	3,266	42,999

Non-interest income:
Fee and other income	3,357	40	337	3,734
Derivative losses	(12,493)	-	(1,835)	(14,328)
Results of operations from foreclosed assets	587	-	-	587
Total non-interest income	(8,549)	40	(1,498)	(10,007)

Non-interest expense:
General and administrative expenses	(14,339)	(1,514)	(1,173)	(17,026)
Recovery of guarantee liability	2,395	-	-	2,395
Market adjustment on foreclosed assets	(1,750)	-	-	(1,750)
Other	(96)	-	(50)	(146)
Total non-interest expense	(13,790)	(1,514)	(1,223)	(16,527)

Income (loss) prior to income taxes	16,242	(322)	545	16,465
Income tax benefit (expense)	-	1	(33)	(32)
Net income (loss)	$16,242	$(321)	$512	$16,433

Assets:
Total loans outstanding	$17,986,700	$1,735,709	$404,076	$20,126,485
Deferred origination costs	4,607	-	-	4,607
Less: Allowance for loan losses	(606,762)	-	(77)	(606,839)
Loans to members, net	17,384,545	1,735,709	403,999	19,524,253
Other assets	1,216,419	179,487	16,413	1,412,319
Total assets	$18,600,964	$1,915,196	$420,412	$20,936,572

(14)         Subsequent Events

In September 2010 and October 2010, we issued notes totaling $400 million under our December 2008 and May 2009 note purchase agreements with the Federal Agricultural Mortgage Corporation. The notes included a $250 million two-month note at a fixed-interest rate of 0.65 percent and a $150 million four-month note at a fixed interest rate of 0.67 percent.

In September 2010, we received a commitment from the Federal Financing Bank to provide additional funding up to $500 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, in addition to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2010.

Unless stated otherwise, references to “we,” “our,” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

This Form 10-Q contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, net income growth, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, lending competition, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, changes in our ability to access external financing, valuations of collateral supporting impaired loans, non-performance of counterparties to our derivative agreements and other economic and governmental factors affecting our operations. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

Throughout this management discussion and analysis, we will refer to our financial measures as “adjusted” that are not in accordance with generally accepted accounting principles in the United States (“GAAP”). In our Executive Summary, our discussion will focus on the key metrics that we use to evaluate our business, which are adjusted TIER and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. For the three months ended August 31, 2010, earnings were insufficient to cover the fixed charges by $42 million and, therefore, the TIER calculation for this period results in a value below 1.00. The TIER for the three months ended August 31, 2009 was 1.07. At August 31, 2010, our debt-to-equity ratio was 39.90-to-1 compared with a ratio of 33.33-to-1 at May 31, 2010. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared to the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Executive Summary

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to preserve interest coverage to meet our financial objectives. Our key operating metrics are adjusted TIER and the adjusted debt-to-equity ratio. Our goal is to earn an annual minimum adjusted TIER of 1.10 and an adjusted debt-to-equity ratio of 6.00-to-1.

Lending Activity
The balance of loans outstanding decreased by $48 million during the quarter ended August 31, 2010 mainly due to the prepayment of $204 million of telecommunications loans related to a recapitalization of one of our borrowers and the anticipated prepayment of $122 million of power supply bridge loans with RUS funding. While the overall loan balance decreased, there were significant loan advances for CFC distribution borrowers and NCSC borrowers to refinance debt issued by other lenders. CFC advanced $267 million of distribution loans and NCSC advanced $46 million of loans to refinance other lender debt.

Funding Activity
At August 31, 2010, we had a total of $2,688 million, of commercial paper and daily liquidity fund outstanding, representing 85 percent of our issuance capacity provided by the revolving credit agreements. Due to the loan prepayments that occurred in the first part of the quarter ended August 31, 2010, there was little or no demand for the issuance of debt and thus our average commercial paper balance outstanding was at a lower level than the prior-year quarter. The utilization of commercial paper funding increased towards the end of the quarter due to the maturity of $400 million of collateral trust bonds in July 2010 and an increase in loan advance activity. In the current low interest rate environment, a higher utilization of commercial paper capacity, our lowest cost source of funding, is a key factor in our efforts to lower our overall effective rate of borrowing.

Financial Results
We experienced an increase of $4 million, or 16 percent, to adjusted net interest income for the quarter ended August 31, 2010 as compared to the prior-year quarter. This increase was driven primarily by a decrease to interest expense that was greater than the decrease to interest income. We incurred additional interest expense during the quarter ended August 31, 2009 due to prefunding large debt maturities as we maintained commercial paper issuance capacity in reserve to address liquidity concerns in the market at that time. There was also an increase to fee income during the quarter ended August 31, 2010 of $6 million related to the prepayment of loans to a telecommunications borrower which was partially offset by $3 million we had to pay to terminate interest rate swaps used in the funding of such loans.

The change in the items described above resulted in adjusted net income of $31 million for the three months ended August 31, 2010 compared with $27 million for the same prior-year period.

Our adjusted debt-to-equity ratio increased to 5.98-to-1 at August 31, 2010 as compared to 5.93-to-1 at May 31, 2010. This increase was caused by the reclassification of $51 million from equity to a payable account during the three months ended August 31, 2010 representing the patronage capital retirement approved by CFC’s Board of Directors for fiscal year 2010. We paid the $51 million to our borrowers in September 2010.

Expectations for the Remainder of Fiscal Year 2011
We expect an increase in demand for loan advances to repay debt of other lenders through the second quarter of fiscal year 2011. Due to the expected increase in loan activity and debt maturities, we anticipate the need to issue additional debt.

Subsequent to the end of the quarter, in September 2010, we redeemed the $125 million 6.75 percent series NRN subordinated deferrable debt, and $500 million of 4.375 percent collateral trust bonds matured on October 1, 2010. In refinancing this debt, we continued to utilize commercial paper to capitalize on the current low interest rate environment. Additionally, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation in September 2010 and October 2010 to refinance maturing debt and fund loan advances. The amount available under note purchase agreements with the Federal Agricultural Mortgage Corporation subsequent to these issuances and at the time of this filing is $513 million.

We have $750 million of funding under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program, that is eligible to be repriced in January 2011. We also have approximately $1,000 million of member and dealer medium-term notes maturing through May 31, 2011. We expect these debt maturities and repricings will provide us with an opportunity to lower our overall effective rate of borrowing assuming that interest rates do not change significantly from current levels. We anticipate that the redemption of the $125 million of NRN subordinated deferrable debt and the increase to the debt outstanding to fund new loan advances will negatively affect our adjusted debt-to-equity ratio.

In September 2010, we received a commitment from the Federal Financing Bank to provide additional funding up to $500 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. As a result, we anticipate we can borrow up to $500 million under Federal Financing Bank loan facilities during the three-year period following the date of closing.

On October 6, 2010, CFC, through RTFC, completed the transfer of control of the United States Virgin Islands operating companies of Innovative Communication Corporation (“ICC”). RTFC has assigned to CFC its rights with respect to the United States Virgin Islands operating companies as partial satisfaction of its loan from CFC. CFC will hold such operating companies in its wholly owned subsidiary, Caribbean Asset Holdings. The amount of loan repayment CFC will credit RTFC and loan write-off will be known once the fair value of each of the operating companies acquired has been updated through the closing date. This transfer of assets as partial payment on our loans to ICC will result in a reduction to the total outstanding loan balance, but did not result in a cash inflow as the loans were settled by a combination of the receipt of foreclosed assets and loan write-off.

We believe that we have sufficient liquidity from the combination of capital markets issuance, member debt issuance and private placement of debt to the Federal Agricultural Mortgage Corporation and the Federal Financing Bank to satisfy the need for additional funding. At August 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and debt indentures.

New Accounting Pronouncements

During the three months ended August 31, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The derivative cash settlements and derivative forward value line items for the three months ended August 31, 2009 were combined and reported as derivative losses in the non-interest income section of the consolidated statement of operations to conform to the August 31, 2010 presentation.

Three months ended August 31, 2010 versus August 31, 2009 results
The following table presents the results of operations for the three months ended August 31, 2010 and 2009.

	For the three months ended August 31,		Change
(dollar amounts in thousands)	2010	2009	Amount	%
Interest income	$251,053}	$269,457}	$(18,404)	(7)%
Interest expense	(219,512)	(242,629)	23,117}	(10)
Net interest income	31,541}	26,828	4,713}	18}
Recovery of loan losses	12,288}	16,171}	(3,883)	(24)
Net interest income after recovery of loan losses	43,829}	42,999}	830}	2}

Non-interest income:
Fee and other income	10,292}	3,734}	6,558}	176}
Derivative losses	(78,254)	(14,328)	(63,926)	446}
Results of operations of foreclosed assets	184}	587}	(403)	(69)
Total non-interest income	(67,778)	(10,007)	(57,771)	577}

Non-interest expense:
Salaries and employee benefits	(13,026)	(9,918)	(3,108)	31}
Other general and administrative expenses	(8,287)	(7,108)	(1,179)	17}
Recovery of guarantee liability	548}	2,395}	(1,847)	(77)
Market adjustment on foreclosed assets	(315)	(1,750)	1,435}	(82)
Other	(96)	(146)	50}	(34)
Total non-interest expense	(21,176)	(16,527)	(4,649)	28}

(Loss) income prior to income taxes	(45,125)	16,465}	(61,590)	(374)

Income tax benefit (expense)	2,780}	(32)	2,812}	(8,788)
Net (loss) income	(42,345)	16,433}	(58,778)	(358)
Less: Net loss (income) attributable to noncontrolling
interest	5,149}	(191)	5,340}	(2,796)
Net (loss) income attributable to CFC	$(37,196)	$16,242}	$(53,438)	(329)

TIER (1)	-}	1.07
Adjusted TIER (2)	1.14}	1.11

(1) For the three months ended August 31, 2010, earnings were insufficient to cover the fixed charges by $42 million and, therefore, the TIER calculation for this period results in a value below 1.00.
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

Average balances and interest rates - Assets

	For the three months ended August 31,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$15,633,931}	$15,177,050	$222,969}	$223,526	5.66%	5.84%
Long-term variable-rate loans (1)	1,455,295}	2,618,435	12,656}	26,565	3.45	4.03
Short-term loans (1)	1,537,923}	1,897,878	11,977}	16,035	3.09	3.35
Non-performing loans	561,222}	523,759	-}	-	-	-
Total average loans	19,188,371}	20,217,122	247,602}	266,126	5.12	5.22
Investments (2)	267,549}	984,400	1,030}	1,657	1.53	0.67
Fee income	-}	-	2,421}	1,674	-}	-
Total assets earning interest income	$19,455,920}	$21,201,522	$251,053}	$269,457	5.12	5.04
(1) Interest income on loans to members.
(2) Interest income on the investment of cash, debt securities and equity securities.

	Analysis of changes in interest income

	August 31, 2010 vs. August 31, 2009
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$6,729}	$(7,286)	$(557)
Long-term variable-rate loans	(11,800)	(2,109)	(13,909)
Short-term loans	(3,041)	(1,017)	(4,058)
Total interest income on loans (4)	(8,112)	(10,412)	(18,524)
Investments	(1,207)	580}	(627)
Fee income	-}	747}	747}
Total interest income (4)	(9,319)	(9,085)	(18,404)
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

During the three months ended August 31, 2010, interest income decreased 7 percent compared to the prior-year period due to the 5 percent decrease in average loan volume and the 10 basis point decrease in the average yield on loans resulting from the overall lower interest rate environment and pressure from competition. The average loan balance for the three months ended August 31, 2010 decreased compared to the prior-year period due to significant repayments from power supply bridge loans with loan funds from RUS and the sale of distribution loans to the Federal Agricultural Mortgage Corporation since August 31, 2009, as well as the prepayment of $204 million of telecommunications loans related to a recapitalization of a borrower during the quarter ended August 31, 2010. The average long-term fixed interest rates we offered on electric and telecommunication loans for the three months ended August 31, 2010 decreased 81 basis points and 189 basis points, respectively, compared to the prior-year period.

As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. The financial crisis beginning in September 2008 increased our cost of issuing new debt and, therefore, long-term fixed rates were higher during the three months ended August 31, 2009. Since that time, corporate spreads tightened, thus lowering long-term fixed rates offered on our new loans. The effect of changes to interest rates in the capital markets on our interest income is limited to a certain extent since 81 percent and 75 percent of our average loan balance was for long-term fixed-rate loans during the three months ended August 31, 2010 and 2009, respectively.

The reduction in interest rates earned on the loan portfolio during the three months ended August 31, 2010 compared to the prior-year period is also due to continued pressures from alternative sources of funding available to our members. These sources have access to lower-cost capital due to their government agency or government-sponsored enterprise status. Our members have the opportunity to consider other interest rate options we offer at repricing, or refinancing with another lender. We expect to remain competitive with our interest rate pricing options by increasing the use of commercial paper, which is our lowest-cost funding, in our funding mix during the remainder of fiscal year 2011 as compared to the utilization over the past fiscal year. Furthermore, we developed and continue to offer attractively priced options for our members, such as the program under which we sell loans to the Federal Agricultural Mortgage Corporation at 100 percent of the principal amount while retaining the servicing rights.

At August 31, 2010, approximately 58 percent of the outstanding balance of our interest-bearing line of credit loans were priced at rates lower than our standard line of credit interest rates because of loan syndications and our need to competitively price these loans due to competition for the business. Of the line of credit loans priced lower than our standard rates at August 31, 2010, 27 percent were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and is based on current market conditions rather than our standard line of credit rates.

Our non-performing and restructured loans on non-accrual status continue to affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Electric	$6,186}	$6,040
Telecommunications	7,404}	7,409
Total	$13,590}	$13,449

The restructured loan to Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”) is on non-accrual status; however, the decrease to interest income is largely offset by the reduction to the calculated impairment due to the principal payments, which results in a reduction to the required loan loss provision or increases the recovery for the period. During the three months ended August 31, 2010, CoServ made scheduled payments of $7 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $5 million to the calculated impairment.

Interest Expense
The following tables break out the average cost of debt and the change to interest expense due to changes in average debt volume versus changes to interest rates summarized by debt type. We do not fund each individual loan borrowed by our members with specific debt. Rather, we attempt to minimize cost and maximize efficiency by funding large aggregated amounts of loans.

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

Average balances and interest rates - Liabilities

	For the three months ended August 31,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1) (2)	$2,074,096}	$2,469,643	$(1,723)	$(3,222)	(0.33)%	(0.52)%
Medium-term notes (1)	4,182,446}	5,628,536	(63,104)	(84,595)	(5.99)	(5.96)
Collateral trust bonds (1)	5,228,937}	5,181,804	(78,549)	(78,593)	(5.96)	(6.02)
Subordinated deferrable debt (1)	301,962}	301,886	(4,916)	(4,916)	(6.46)	(6.46)
Subordinated certificates (1)	1,757,587}	1,699,839	(20,306)	(19,020)	(4.58)	(4.44)
Long-term private debt (1)	4,534,469}	4,467,609	(45,992)	(45,986)	(4.02)	(4.08)
Total average debt	18,079,497}	19,749,317	(214,590)	(236,332)	(4.71)	(4.75)
Debt issuance costs (3)	-}	-	(2,577)	(2,980)	-}	-
Fee expense (4)	-}	-	(2,345)	(3,317)	-}	-
Total	$18,079,497}	$19,749,317	$(219,512)	$(242,629)	(4.82)	(4.87)

Derivative cash settlements (5)	$11,155,158}	$11,756,650	$(4,462)	$(3,494)	(0.16)%	(0.12)%
Adjusted interest expense (6)	18,079,497}	19,749,317	(223,974)	(246,123)	(4.91)	(4.94)
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

	Analysis of changes in interest expense

	August 31, 2010 vs. August 31, 2009
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$516}	$983}	$1,499}
Medium-term notes	21,734}	(243)	21,491}
Collateral trust bonds	(715)	759}	44}
Subordinated deferrable debt	(1)	1}	-}
Subordinated certificates	(646)	(640)	(1,286)
Long-term private debt	(688)	682}	(6)
Total interest expense on debt (4)	20,200}	1,542}	21,742}
Debt issuance costs	-}	403}	403}
Fee expense	-}	972}	972}
Total interest expense (4)	20,200}	2,917}	23,117}

Derivative cash settlements (5)	$179}	$(1,147)	$(968)
Adjusted interest expense (6)	20,810}	1,339}	22,149}
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

During the three months ended August 31, 2010, interest expense decreased 10 percent compared with the same prior-year period. The largest factors contributing to this decrease were the reduction to the average volume of medium-term notes and the 5 basis point reduction in the overall cost of debt during the three months ended August 31, 2010 compared with the same prior-year period.

The average volume of medium-term notes for the three months ended August 31, 2010 decreased primarily due to the maturity of $1,495 million of medium-term notes during the three months ended August 31, 2009. The medium-term notes were replaced by collateral trust bonds and long-term private placement debt issued to the Federal Agricultural Mortgage Corporation. Existing variable-rate debt in a lower interest environment in the capital markets caused a decrease in the average interest rate during the three months ended August 31, 2010 compared with the same prior-year period as a result of new debt issuances since August 31, 2009.

The adjusted interest expense, which includes all derivative cash settlements, was $224 million for the three months ended August 31, 2010, compared to $246 million for the three months ended August 31, 2009. The adjusted interest expense was lower during the three months ended August 31, 2010 due to the lower interest expense noted above partially offset by the increase in the derivative cash settlement expense discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended August 31,
	2010	2009	2010	2009
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$251,053}	$269,457}	5.12%	5.04}	%
Total interest expense	(219,512)	(242,629)	(4.82)	(4.87)
Net interest income/Net yield (cost)	$31,541}	$26,828}	0.30%	0.17}	%
Derivative cash settlements	(4,462)	(3,494)	(0.16)	(0.12)
Adjusted net interest income/Adjusted net yield (1)	$27,079}	$23,334}	0.21	0.10}
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	August 31, 2010 vs. August 31, 2009
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$10,881}	$(6,168)	$4,713}
Increase (decrease) in adjusted net interest income	11,491}	(7,746)	3,745}
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

During the three months ended August 31, 2010, the net interest income increased by $5 million, or 18 percent, compared with the same prior-year period. This increase is due to the following factors:

•	the $1,670 million, or 8 percent, decrease in the average debt volume and
•	the 5 basis points decrease in the overall cost of debt, offset by
•	the 10 basis point decrease in the average yield of our loan portfolio and
•	the $1,029 million, or 5 percent, decrease in average loan volume.

The adjusted net interest income, which includes all derivative cash settlements, for the three months ended August 31, 2010 was $27 million, an increase compared to $23 million for the three months ended August 31, 2009. Adjusted net interest income increased during the three months ended August 31, 2010 compared to the same prior-year period primarily due to the increase of net interest income due to factors discussed above, partially offset by the increase in the derivative cash settlement loss.

Recovery of Loan Losses
The recovery of loan losses of $12 million for the three months ended August 31, 2010 was primarily due to decreases of $6 million to the general reserve and $6 million to the unallocated reserve associated with large loan exposures.

The $6 million decrease in the general reserve was driven by a reduction to loans outstanding and improvement to the average internal risk rating for borrowers in the general portfolio. The $6 million reduction to the unallocated reserve associated with large loan exposures was due to loan repayments and improvement to the average internal risk rating during the three months ended August 31, 2010 for borrowers that meet the exposure threshold. The reserve for impaired loans remained unchanged during the three months ended August 31, 2010 as the $5 million decrease to the CoServ impairment due to payments received was offset by a $5 million increase in the reserve for two non-performing borrowers at August 31, 2010, primarily ICC. The fair value of the collateral supporting ICC loans decreased $4 million during the three months ended August 31, 2010 as a result of loan advances and a lower estimated fair value for real estate assets included in the collateral. See Non-Performing and Restructured Loans in the Financial Condition section for additional discussion on our non-performing loans.

Non-Interest Income
Non-interest income decreased by $58 million for the three months ended August 31, 2010, compared with the prior-year period. The primary reason for the decrease in non-interest income for the three months ended August 31, 2010 is the increase of $64 million to derivative losses partly offset by the increase in fee income compared to the prior-year period. RTFC loan prepayments totaling $204 million during the three months ended August 31, 2010 resulted in prepayment fee income of $6 million. The prepayment fee income was partially offset by cash settlements expense of $3 million for a fee we paid during the three months ended August 31, 2010 to terminate the interest rate swap that was match funding the prepaid loans.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Derivative cash settlements	$(4,462)	$(3,494)
Derivative forward value	(73,792)	(10,834)
Derivative losses	$(78,254)	$(14,328)

The derivative forward value, which represents the change in fair value of our interest rate swaps during the reporting period, increased by $63 million for the three months ended August 31, 2010 compared to the prior-year period due to significant changes in the estimate of future interest rates over the remaining life of our derivative contracts. The swap valuation curve decreased on average by 82 basis points during the three months ended August 31, 2010, which caused a reduction in the fair value of pay fixed/receive variable interest rate swaps, particularly those with long-dated maturities. The decrease in fair value of pay fixed/receive variable interest rate swaps during the three months ended August 31, 2010 outweighed the gains in fair value for pay variable/receive fixed interest rate swaps. The overall mix of pay variable/receive fixed interest rate swaps remained consistent at 49 percent of the overall portfolio at August 31, 2010 compared to 50 percent at May 31, 2010.

Non-Interest Expense
The $5 million increase to non-interest expense for the three months ended August 31, 2010 compared with the prior-year period was primarily due to the $3 million increase to salaries and employee benefits expense and the smaller recovery of guarantee liability partially offset by a lower reduction in the fair value of foreclosed assets. The increase to salaries and employee benefits expense is mainly due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees. There was a smaller reduction to the fair value of the collateral supporting our foreclosed assets during the quarter ended August 31, 2010 as natural gas prices did not drop as much as in the prior-year period.

Noncontrolling Interest
Noncontrolling interest for the three months ended August 31, 2010 contributed $0.4 million of consolidated net loss from RTFC and $4.7 million of consolidated net loss from NCSC compared with an RTFC net loss of $0.3 million and NCSC net income of $0.5 million for the three months ended August 31, 2009. The NCSC net loss for the three months ended August 31, 2010 is primarily due to fluctuations in the fair value of its derivative instruments.

Net (Loss) Income
The change in the items described above resulted in a net loss of $42 million for the three months ended August 31, 2010 compared with net income of $16 million in the prior-year period. The adjusted net income, which excludes the effect of the derivative forward value, was $31 million and $27 million for the three months ended August 31, 2010 and 2009, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
(Loss) income prior to cumulative effect of
change in accounting principle	$(42,345)	$16,433
Add: fixed charges	219,549}	242,660
Less: interest capitalized	(37)	(31)
Earnings available for fixed charges	$177,167}	$259,062

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$219,512}	$242,629
Interest capitalized	37}	31
Total fixed charges	$219,549}	$242,660
Ratio of earnings to fixed charges (1)	-}	1.07
(1) For the three months ended August 31, 2010, earnings were insufficient to cover the fixed charges by $42 million and, therefore, the TIER calculation for that period results in a value below 1.00.

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	August 31, 2010		May 31, 2010		(Decrease)
Loans by type (1) (2):
Long-term loans:
Long-term fixed-rate loans	$15,559,047}	81%	$15,412,987	80%	$146,060}
Long-term variable-rate loans	1,894,966}	10	2,088,829	11	(193,863)
Loans guaranteed by RUS	236,274}	1	237,356	1	(1,082)
Total long-term loans	17,690,287}	92	17,739,172	92	(48,885)
Short-term loans	1,600,476}	8	1,599,233	8	1,243}
Total loans	$19,290,763}	100%	$19,338,405	100%	$(47,642)

					Increase/
(dollar amounts in thousands)	August 31, 2010		May 31, 2010		(Decrease)
Loans by segment (1):
CFC:
Distribution	$13,694,652}	71%	$13,459,053	70%	$235,599}
Power supply	3,657,507}	19	3,769,794	19	(112,287)
Statewide and associate	91,312}	-	86,182	-	5,130}
CFC total	17,443,471}	90	17,315,029	89	128,442}
RTFC	1,433,788}	8	1,671,893	9	(238,105)
NCSC	413,504}	2	351,483	2	62,021}
Total loans	$19,290,763}	100%	$19,338,405	100%	$(47,642)
(1) Includes loans classified as restructured and non-performing.
(2) Loans are classified as long-term or short-term based on their original maturity.

The decrease in loans outstanding from May 31, 2010 to August 31, 2010 was driven by RTFC loan prepayments and anticipated repayments of power supply loans. One of our telecommunication borrowers was acquired, so all of our loans to them, totaling $204 million, were prepaid in July 2010. We also had approximately $122 million of repayments from power supply bridge loans with loan funds from RUS as anticipated during the quarter ended August 31, 2010. CFC distribution and NCSC loans increased $267 million and $46 million, respectively, during the quarter due to members taking advantage of the lower interest rate environment by using our loans to refinance their debt with other lenders.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	August 31, 2010		May 31, 2010		Increase/
	Amount	% of Total	Amount	% of Total	(Decrease)
CFC:
Distribution	$13,923,743}	68%	$13,680,956}	67%	$242,787}
Power supply	4,525,866}	22	4,654,622}	22	(128,756)
Statewide and associate	112,479}	1	108,214}	1	4,265}
CFC total	18,562,088}	91	18,443,792}	90	118,296}
RTFC	1,434,424}	7	1,672,529}	8	(238,105)
NCSC	454,806}	2	393,193}	2	61,613}
Total	$20,451,318}	100%	$20,509,514}	100%	$(58,196)

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At August 31, 2010 and May 31, 2010, loans outstanding to members in any one state or territory did not exceed 16 percent and 17 percent, respectively, of total loans outstanding.

At August 31, 2010 and May 31, 2010, the total exposure outstanding to any one borrower or controlled group did not exceed 2.6 percent of total loans and guarantees outstanding. At August 31, 2010, the 10 largest borrowers included four distribution systems, five power supply systems and one telecommunications system. At May 31, 2010, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure by type and by segment:

	August 31, 2010		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,330,704}	16%	$3,478,271	17%	$(147,567)
Guarantees	318,701}	2	342,325	2	(23,624)
Total credit exposure to 10 largest borrowers	$3,649,405}	18%	$3,820,596	19%	$(171,191)

Total by segment:
CFC	$3,089,182}	15%	$3,274,247	16%	$(185,065)
RTFC	537,723}	3	523,849	3	13,874}
NCSC	22,500}	-	22,500	-	-}
Total credit exposure to 10 largest borrowers	$3,649,405}	18%	$3,820,596	19%	$(171,191)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	August 31, 2010		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,213,711}	11%	$2,041,099	10%	$172,612}
Guarantees	317,487}	1	320,761	2	(3,274)
Total unsecured credit exposure	$2,531,198}	12%	$2,361,860	12%	$169,338}

Total by segment:
CFC	$2,194,041}	11%	$2,049,365	10%	$144,676}
RTFC	230,937}	1	242,548	2	(11,611)
NCSC	106,220}	-	69,947	-	36,273}
Total unsecured credit exposure	$2,531,198}	12%	$2,361,860	12%	$169,338}

Pledging of Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Total loans to members	$19,290,763}	$19,338,405
Less: Total secured debt or debt requiring
collateral on deposit (1)	(9,594,301)	(10,094,301)
Less: Excess collateral pledged or on deposit (2)	(2,082,230)	(1,834,358)
Unencumbered loans	$7,614,232}	$7,409,746

Unencumbered loans as a percentage of total loans	39%	38%
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

Non-Performing and Restructured Loans
The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Non-performing loans (1)	$564,417	$560,527
Percent of loans outstanding	2.93%	2.90%
Percent of loans and guarantees outstanding	2.76	2.73

Restructured loans	$495,998	$508,044
Percent of loans outstanding	2.57%	2.63%
Percent of loans and guarantees outstanding	2.43	2.48

Total non-performing and restructured loans	$1,060,415	$1,068,571
Percent of loans outstanding	5.50%	5.53%
Percent of loans and guarantees outstanding	5.19	5.21

Total non-accrual loans	$1,019,707	$1,022,924
Percent of loans outstanding	5.29%	5.29%
Percent of loans and guarantees outstanding	4.99	4.99

(1) All loans classified as non-performing were on non-accrual status.

At August 31, 2010 and May 31, 2010, non-performing loans included $538 million and $536 million, respectively, to ICC. The remaining $26 million and $25 million of non-performing loans at August 31, 2010 and May 31, 2010, respectively, were to Naknek Electric Association, a distribution electric cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010. All loans classified as non-performing were on non-accrual status with respect to the recognition of interest income.

At August 31, 2010 and May 31, 2010, we had restructured loans totaling $496 million and $508 million, respectively, to two borrowers, both of which were performing according to their restructure agreements. At August 31, 2010 and May 31, 2010, we had $455 million and $462 million, respectively, of restructured loans on non-accrual status to CoServ. We are not recognizing interest income on this loan; however, as long as it remains on non-accrual status, we experience a reduction in the calculated impairment and, therefore, our required allowance for loan losses. During the three months ended August 31, 2010, CoServ made scheduled payments of $7 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $5 million to the calculated impairment.

For a more detailed description of the contingencies related to non-performing and restructured loans, see Note 12 to the consolidated financial statements. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to non-performing and restructured loans at August 31, 2010.

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

Activity in the allowance for loan losses is summarized below:

	For the three months ended and as of August 31,			For the year ended and as of
(dollar amounts in thousands)	2010		2009	May 31, 2010
Beginning balance	$592,764}		$622,960	$622,960}
Recovery of loan losses	(12,288)		(16,171)	(30,415)
Net recoveries	63}		50	219}
Ending balance	$580,539}		$606,839	$592,764}
`
Loan loss allowance by segment:
CFC (1)	$580,530}		$606,762	$592,746}
NCSC (1)	9}		77	18}
Total	$580,539}		$606,839	$592,764}

As a percentage of total loans outstanding	3.01}	%	3.02%	3.07}	%
As a percentage of total non-performing loans outstanding	102.86}		115.86	105.75}
As a percentage of total restructured loans outstanding	117.04}		114.45	116.68}
As a percentage of total loans on non-accrual	56.93}		60.23	57.95}
(1) CFC indemnifies RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC. The NCSC loan loss allowance is required to cover the exposure for consumer loans of
$0.1 million at August 31, 2010 and May 31, 2010, and $0.5 million at August 31, 2009.

Our loan loss allowance decreased by $12 million from May 31, 2010 to August 31, 2010. See Recovery of Loan Losses in the Results of Operations for more details about the loan loss recovery for the current period. At August 31, 2010 and May 31, 2010, there is a total specific loan loss allowance balance of $437 million related to impaired loans to four borrowers, totaling $1,060 million and $1,064 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010	Increase/ (Decrease)
Commercial paper (1)	$2,688,024}	$2,264,230	$423,794}
Bank bid notes	30,000}	30,000	-}
Collateral trust bonds	5,069,749}	5,469,245	(399,496)
Notes payable	4,566,570}	4,666,518	(99,948)
Medium-term notes	4,084,098}	4,230,865	(146,767)
Subordinated deferrable debt	311,440}	311,440	-}
Membership certificates	643,252}	643,211	41}
Loan certificates	631,034}	648,342	(17,308)
Guarantee certificates	121,312}	121,312	-}
Member capital securities	397,850}	397,850	-}
Total debt outstanding	$18,543,329}	$18,783,013	$(239,684)
Percentage of fixed-rate debt (2)	81%	81%
Percentage of variable-rate debt (3)	19	19

Percentage of long-term debt	75%	75%
Percentage of short-term debt	25	25
(1) Includes $340 million and $372 million related to the daily liquidity fund at August 31, 2010 and May 31, 2010, respectively.
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

Total debt outstanding decreased by $240 million at August 31, 2010 as compared with May 31, 2010 primarily due to the $48 million decrease to loans outstanding, the $63 million decrease in cash and the $98 million increase in accrued interest payable. During the three months ended August 31, 2010, there was a shift in the type of funding used to obtain the lowest interest rates available in the market. We increased the issuance of commercial paper during the three months ended

August 31, 2010 to refinance $400 million of collateral trust bonds and $100 million of notes payable to the Federal Agricultural Mortgage Corporation that matured during the period.

In July 2010, we issued a call notice to redeem our entire issue of 6.75 percent subordinated deferrable debt securities, Series NRN due 2043 totaling $125 million. We redeemed the securities at par on September 1, 2010 and recorded a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

The following table provides additional information on the debt instruments we offer at August 31, 2010.

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
(3) At August 31, 2010, notes payable primarily represent unsecured notes payable issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and secured notes payable to the Federal Agricultural Mortgage Corporation. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
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

Equity
At August 31, 2010, total equity decreased by $94 million from May 31, 2010 due to a net loss of $42 million for the three months ended August 31, 2010, the board-authorized patronage capital retirement of $51 million and the $1 million decrease in accumulated other comprehensive income.

In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund, $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. This amount was returned to members in cash in September 2010. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors with due regard for CFC’s financial condition. The Board of Directors for CFC has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

Contractual Obligations
The following table summarizes our long-term contractual obligations at August 31, 2010 and the scheduled reductions by fiscal year.

						More than 5
(dollar amounts in millions)	2011	2012	2013	2014	2015	years	Total
Long-term debt due in less than one year	$1,770	$96	$-	$-	$-	$-	$1,866
Long-term debt	-	1,983	652	2,080	399	6,882	11,996
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (1)	-	9	41	23	29	1,461	1,563
Operating leases (2)	3	1	-	-	-	-	4
Contractual interest on long-term debt (3)	603	733	630	564	516	6,819	9,865
Total contractual obligations	$2,376	$2,822	$1,323	$2,667	$944	$15,348	$25,480
(1) Excludes loan subordinated certificates totaling $214 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.
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
(3) Represents the interest obligation on our debt based on terms and conditions at August 31, 2010.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$599,585}	$601,625	$(2,040)
Indemnifications of tax benefit transfers	67,893}	69,982	(2,089)
Letters of credit	374,518}	380,076	(5,558)
Other guarantees	118,559}	119,426	(867)
Total	$1,160,555}	$1,171,109	$(10,554)
Total by segment:
CFC	$1,118,617}	$1,128,763	$(10,146)
RTFC	636}	636	-
NCSC	41,302}	41,710	(408)
Total	$1,160,555}	$1,171,109	$(10,554)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system. At August 31, 2010 and May 31, 2010, 73 percent of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the three months ended August 31, 2010 is primarily due to letters of credit that expired during the period and normal amortization of guaranteed debt. At August 31, 2010 and May 31, 2010, we recorded a guarantee liability totaling $22 million and $23 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at August 31, 2010, and the related notional principal amortization and maturities by fiscal year.

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2011	2012	2013	2014	2015	Years
Guarantees (1)	$1,160,555	$323,100	$139,586	$118,360	$48,456	$98,052	$433,001
(1) On a total of $548 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At August 31, 2010, our unadvanced loan commitments totaled $14,070 million, a decrease of $124 million over the
$14,194 million unadvanced at May 31, 2010. These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced. Approximately 62 percent and 64 percent of the unadvanced commitments at August 31, 2010 and May 31, 2010, respectively, were for short-term line of credit loans. Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2010 was 42.25, an increase from 35.33 at May 31, 2010. The increase in the leverage ratio is due to an increase of $103 million in total liabilities and a decrease of $94 million in total equity, offset by a decrease of $11 million in guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt, subordinated certificates and minority interest (noncontrolling interest) to calculate adjusted equity. Due to current accounting standards on noncontrolling interests, minority interest (noncontrolling interest) is reported as equity on the consolidated balance sheets as of August 31, 2010 and May 31, 2010. As a result, it is not necessary to adjust equity to include minority interest (noncontrolling interest).

At August 31, 2010 and May 31, 2010, the adjusted leverage ratio was 6.40 and 6.34, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation. The increase in the adjusted leverage ratio is due to a decrease of $37 million in adjusted equity, offset by the decreases of $11 million to guarantees and $64 million to adjusted liabilities as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt-to-equity ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio, based on this formula at August 31, 2010, was 39.90, an increase from 33.33 at May 31, 2010. The increase in the debt-to-equity ratio is due to an increase of $103 million in total liabilities and a decrease of $94 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At August 31, 2010 and May 31, 2010, the adjusted debt-to-equity ratio was 5.98 and 5.93, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to a decrease of $37 million in adjusted equity offset by a decrease of $64 million in adjusted liabilities.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At August 31, 2010, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through February 28, 2012. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at August 31, 2010, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed a minimum attainable level of member medium-term notes and retail note investments based on our recent historical trend. We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed-rate loan portfolio and to allow our revolving lines of credit to provide 100 percent backup liquidity for our outstanding commercial paper. The commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance. We assumed the issuance or repayment of commercial paper to maintain excess sources of liquidity over uses of liquidity within a range of $350 million to $450 million.

	Projected Uses of Liquidity				Projected Sources of Liquidity
						Debt-Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium-term notes	Total sources of liquidity	excess sources over uses of liquidity
1Q11										$ 451
2Q11	$ 966	$ -	$ 929	$ 1,895	$ 263	$ 200	$ 1,300	$ 100	$ 1,863	419
3Q11	459	-	157	616	419	-	100	100	619	422
4Q11	333	350	67	750	266	-	350	100	716	388
1Q12	91	100	211	402	319	-	-	100	419	405
2Q12	114	-	211	325	275	-	-	100	375	455
3Q12	80	200	211	491	365	-	-	100	465	429
Totals	$ 2,043	$ 650	$ 1,786	$ 4,479	$ 1,907	$ 200	$ 1,750	$ 600	$ 4,457

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through February 28, 2012. These estimates will change on a quarterly basis based on many factors.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the U.S. Securities and Exchange Commission for the issuance of debt:
•	Unlimited amount of collateral trust bonds until September 2013;
•	Unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2011; and
•	Daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $1,204 million and represented 6 percent of total debt outstanding at August 31, 2010. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2011.

We are also authorized by our Board of Directors to issue in the European market up to $1,000 million of commercial paper and $4,000 million of medium-term notes, as well as $1,781 million of medium-term notes in the Australian market. At August 31, 2010, there was no debt outstanding under our European or Australian programs.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with the Federal Agricultural Mortgage Corporation. All of the note purchase agreements with Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time prior to the maturity date of the applicable agreement, provided that the principal amount at any time outstanding under each agreement is not more than the total available under such agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms, as we may negotiate with Farmer Mac at the time of each such borrowing. Repayment and re-borrowing of funds is subject to the maturity date and prepayment terms of each secured note payable. The amount available under existing note purchase agreements was $913 million at August 31, 2010. The amount available was reduced to $513 million due to the issuance of notes totaling $400 million under these note purchase agreements in September and October 2010. When the Federal Agricultural Mortgage Corporation communicates favorable pricing indications and investor interest to us, we may elect to issue all or a portion of the $513 million available.

In September 2010, we received a commitment from the Federal Financing Bank to provide additional funding up to
$500 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. As a result, we anticipate we can borrow up to $500 million under Federal Financing Bank loan facilities during the three-year period following the date of closing.

Member Loan Repayments
Repayments on long-term loans are scheduled to average $988 million a year for fiscal years 2011 to 2015. Scheduled repayments include principal amortization of long-term loans without consideration for loans that reprice.

Member Loan Interest Payments
During the three months ended August 31, 2010, interest income on the loan portfolio was $248 million, representing an average yield of 5.12 percent compared with 5.22 percent for the three months ended August 31, 2009. For the past three fiscal years, interest income on the loan portfolio has averaged $1,043 million. At August 31, 2010, 82 percent of the total loans outstanding had a fixed rate of interest, and 18 percent of loans outstanding had a variable rate of interest. At August 31, 2010, 5 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2010	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement (2)	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Five-year agreement (2)	967,313	967,313	March 22, 2011	6 basis points
Three-year agreement (3)	1,332,425	1,334,309	March 8, 2013	25 basis points
Total	$3,348,738	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) Amounts as of both periods exclude Lehman Brothers Bank, FSB’s portion of the credit facility totaling $134 million allocated as follows: $76 million under the five-year facility maturing in 2012 and $58 million under the five-year facility maturing in 2011. These amounts were assigned to NCSC in September 2009 by Lehman Brothers Bank, FSB and are eliminated in consolidation.
(3) The available amount presented at August 31, 2010 and May 31, 2010 is reduced by total letters of credit outstanding of $2.6 million and $0.7 million, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At August 31, 2010 and May 31, 2010, members funded 22.3 percent of total assets. Below is a table showing the components of our member investments:

	August 31, 2010			May 31, 2010		Increase/
(dollar amounts in thousands)	Amount		% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,459,230}		54%	$1,371,159	61%	$88,071}
Medium-term notes	584,458}		14	634,401	15	(49,943)
Members’ subordinated certificates	1,793,448}		100	1,810,715	100	(17,267)
Members’ equity (3)	646,638}		100	669,355	100	(22,717)
Noncontrolling interest (4)	5,015}		100	10,186	100	(5,171)
Total	$4,488,789}			$4,495,816		$(7,027)
Percentage of total assets	22.3}	%		22.3%
Percentage of total assets less derivative assets	22.8}			22.7
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $340 million and $372 million related to the daily liquidity fund at August 31, 2010 and May 31, 2010, respectively.
(3) Represents total equity excluding noncontrolling interest and the non-cash effects of the accounting for derivatives and foreign currency transactions.
(4) Represents RTFC and NCSC equity since RTFC and NCSC members are members of the consolidated entity.

Member commercial paper investments averaged $1,190 million outstanding since January 1, 2007. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Cash Flows from Operations
Cash flows provided by operating activities were $124 million compared with $112 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At August 31, 2010 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2010	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.12	1.25

Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	6.21	6.15
(1) We must meet this requirement to retire patronage capital.

The following represents our required and actual financial ratios under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States and European markets:

		Actual		Actual
		European Medium-Term Notes Indenture		1994 Collateral Trust Bonds and U.S. Medium-Term Notes Indentures
	Requirement	August 31, 2010	May 31, 2010	August 31, 2010	May 31, 2010
Maximum ratio of senior debt to total equity	20.00	6.40	6.34	7.11	6.78

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. We pledge distribution mortgage loans and permitted investments under our collateral trust bond indentures. We pledge distribution and power supply mortgage loans under the note purchase agreements with Federal Agricultural Mortgage Corporation, which permit up to 20 percent of loans pledged to be from power supply systems. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt outstanding to the Federal Financing Bank under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited.

Although not required, we typically maintain pledged collateral and collateral on deposit in excess of the required
100 percent of the outstanding balance of debt issued. However, our revolving credit agreements limit pledged collateral to 150 percent of the outstanding balance of debt issued. The excess collateral ensures that required collateral levels are maintained and, when an opportunity exists, facilitates timely execution of debt issuances by limiting or eliminating the lead time required to pledge collateral. Collateral levels fluctuate because:
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

The $3,000 million of notes payable to the Federal Financing Bank at August 31, 2010 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,546 million at August 31, 2010, would be pledged as collateral rather than held on deposit. At August 31, 2010, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At August 31, 2010, Standard & Poor’s Corporation had our ratings on negative outlook, while Moody’s Investors Service had our ratings on stable outlook. On September 30, 2010, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from negative to stable.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:
	Requirement		Actual
Debt agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	August 31, 2010	May 31, 2010
Collateral trust bonds	100%	150%	121%	114%
Federal Agricultural Mortgage Corporation	100	150	130	132
Clean Renewable Energy Bonds Series 2009A (1)	100	150	134	125
Federal Financing Bank (2)	100	150	118	119
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $10 million and $13 million as of August 31, 2010 and May 31, 2010, respectively.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans previously approved. At August 31, 2010, unadvanced loan commitments totaled $14,070 million. We do not expect to advance the full amount of the unadvanced commitments. Unadvanced commitments generally expire within five years of the first advance on a loan, and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 62 percent of the outstanding commitments at August 31, 2010 were for short-term or line of credit loans. We expect to fund long-term loan advances totaling $1,364 million over the next 12 months either from new loans approved to members or from unadvanced commitments.

Interest Expense on Debt
For the three months ended August 31, 2010, interest expense on debt was $215 million, representing 4.71 percent of the average debt volume. The interest expense on debt represented 4.75 percent of the average debt volume for the three months ended August 31, 2009. For the past three fiscal years, interest expense on debt has averaged $907 million. At August 31, 2010, a total of 81 percent of outstanding debt had a fixed interest rate and 19 percent had a variable interest rate.

Principal Repayments on Long-term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2010 and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2011	$1,770,554
May 31, 2012	2,087,839
May 31, 2013	693,429
May 31, 2014	2,103,324
May 31, 2015	427,814
Thereafter	8,528,637
Total	$15,611,597
(1) Excludes loan subordinated certificates totaling $214 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 30 of the last 31 years. In July 2010, the CFC Board of Directors approved the allocation of $102 million from fiscal year 2010 net earnings to CFC’s members. CFC made a cash payment of $51 million to its members in September 2010 as retirement of 50 percent of allocated net earnings from the prior year as approved by CFC’s Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by CFC’s Board of Directors in June 2009.

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

At August 31, 2010, we had $2,718 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,459 million at August 31, 2010, which represents an increase of $88 million from the balance at May 31, 2010. Dealer commercial paper and bank bid notes increased from $870 million at May 31, 2010 to $1,204 million at August 31, 2010. We believe that we have the market access to increase dealer commercial paper and bank bid notes to approximately $1,500 million to $2,000 million, if required, while limiting the balance to 15 percent or less of total debt outstanding. At August 31, 2010, 15 percent of total debt outstanding was $2,781 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

Dealer and member commercial paper is also limited to the amount of our available bank lines of credit that provide 100 percent backup liquidity. At August 31, 2010, we had $3,349 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions. If we are unable to renew our $967 million five-year revolving credit agreement maturing in March 2011 at current commitment levels, it would reduce the amount of commercial paper funding we could obtain in the future.

At August 31, 2010, we had long-term debt maturing in the next 12 months totaling $1,866 million. In addition to our access to the dealer and member commercial paper markets as discussed above, our ability to refinance our long-term obligations is supported by the following:

•
Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold through dealers (including retail notes) of $640 million at August 31, 2010. The total balance of retail notes outstanding was $982 million at August 31, 2010. We have not needed additional market funding through the issuance of retail notes since November 2009; however, we believe such market funding is available to us and may elect to re-enter the retail market according to our funding needs.

•	Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold to members of $495 million at August 31, 2010 if we need this funding in the future.
•
We expect to maintain the ability to obtain funding through the capital markets. We have not needed additional market funding through the issuance of collateral trust bonds since the $500 million issuance of collateral trust bonds in September 2009, but we believe such market funding is available to us.

•
We have $913 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation at August 31, 2010, subject to market conditions. The amount available was reduced to $513 million due to the issuance of notes totaling $400 million in September and October 2010 under these note purchase agreements.

•
In September 2010, we received a commitment from the Federal Financing Bank to provide additional funding up to $500 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. As a result, we anticipate we can borrow up to $500 million under Federal Financing Bank loan facilities during the three-year period following the date of closing.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 38, we expect over the next six quarters, repayments on our long-term loans to exceed long-term loan advances by $121 million. At August 31, 2010, we also were the guarantor and liquidity provider for $548 million of tax-exempt bonds issued for our member cooperatives. During the quarter ended August 31, 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our $451 million of cash on hand and our current sources of liquidity at August 31, 2010 will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

Interest Rate Risk
Our interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. We aggregate fixed-rate loans until the volume reaches a level that will allow an economically efficient issuance of debt to fund fixed-rate loans. We allow borrowers flexibility when choosing the period a fixed interest rate will be in effect. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan.

Our Asset Liability Committee monitors interest rate risk by meeting at least quarterly to review the following information: national economic forecasts, forecasts for the Federal Funds rate and the interest rates that we set, interest rate gap analysis, liquidity position, schedules of loan and debt maturities, short- and long-term funding needs, anticipated loan demands, credit concentration status, derivatives portfolio and financial forecast. The Asset Liability Committee also discusses the appropriateness of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches and interest rate swap transactions.

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 44). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate. Fixed-rate debt swapped to a variable rate is excluded from the analysis since it is used to match fund the variable-rate loan pool.

Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of 5 percent of total assets excluding derivative assets. We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. As a result, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise.

The schedule also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At August 31, 2010 and May 31, 2010, 18 percent and 19 percent, respectively, of loans carried variable interest rates.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at
August 31, 2010.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of August 31, 2010

	May 31,	June 1,	June 1,	June 1,	June 1,
	2011	2011 to	2013 to	2015 to	2020 to	Beyond
	or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	prior	2013	2015	2020	2030	2030	Total

Assets amortization and repricing	$1,847	$4,568	$2,656	$3,365	$2,403	$921	$15,760

Liabilities and members’ equity:
Long-term debt	$1,555	$4,022	$2,022	$3,611	$635	$683	$12,528
Subordinated certificates	30	69	45	114	1,158	286	1,702
Members’ equity (1)	119	-	-	82	219	343	763
Total liabilities and members’ equity	$1,704	$4,091	$2,067	$3,807	$2,012	$1,312	$14,993

Gap (2)	$143	$477	$589	$(442)	$391	$(391)	$767
Cumulative gap	143	620	1,209	767	1,158	767
Cumulative gap as a % of total assets	0.71%	3.08%	6.00%	3.81%	5.75%	3.81%
Cumulative gap as a % of adjusted total assets (3)	0.73	3.15	6.15	3.90	5.89	3.90
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

At August 31, 2010, we had $15,760 million of fixed-rate assets amortizing or repricing, funded by $12,528 million of fixed-rate liabilities maturing during the next 30 years and $2,465 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $767 million, or 4 percent of total assets and total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and equity.

At August 31, 2010, $767 million of fixed-rate loans were funded with lower-cost variable-rate debt, specifically commercial paper, and, therefore, earned a higher margin. We fund the amount of fixed-rate loans that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper, until we have enough for an efficient fixed-rate debt issuance. We also have the option to enter pay fixed/receive variable interest rate swaps. Our current position of funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments we receive on an annual basis.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments. We use interest rate, cross currency and cross currency interest rate swaps to manage our interest rate and foreign currency risk. These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At August 31, 2010 and May 31, 2010, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At August 31, 2010 and May 31, 2010, the highest percentage concentration of total notional exposure to any one counterparty was
12 percent of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at August 31, 2010, there were seven counterparties that would be required to make a payment to us totaling $64 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $23 million, or 36 percent of the total exposure to us at August 31, 2010.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At August 31, 2010, the following derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the agreement and grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At August 31, 2010, Moody’s Investors Service had our ratings on stable outlook and Standard & Poor’s Corporation had our ratings on negative outlook. On September 30, 2010, Standard & Poor’s Corporation affirmed our ratings and changed our outlook from negative to stable.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings
fall to Baal/BBB+ (1)	$1,384,479}	$(562)	$23,238}	$22,676}
fall below Baal/BBB+ (1)	6,814,752}	(165,347)	29,862}	(135,485)
Total	$8,199,231}	$(165,909)	$53,100}	$(112,809)
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

In addition to the rating triggers listed above, at August 31, 2010, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $23 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2010 was $181 million.

For additional information about the risks related to our business, see Part II, Item 1A. Risk Factors in this Form 10-Q.

Non-GAAP Financial Measures

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories:  (i) adjustments related to the calculation of the TIER ratio and (ii) adjustments related to the calculation of the leverage and debt-to-equity ratios. These adjustments reflect management’s perspective on our operations, and in several cases, adjustments used to measure covenant compliance under our revolving credit agreements. Therefore, we believe these are useful financial measures for investors. We refer to our non-GAAP financial measures as “adjusted” throughout this document.

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income and net income and these financial measures adjusted to exclude the effect of derivatives for the three months ended August 31, 2010 and 2009. Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2010 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

	For the three months ended August 31,
(dollar amounts in thousands)	2010	2009
Interest expense	$(219,512)	$(242,629)
Derivative cash settlements	(4,462)	(3,494)
Adjusted interest expense	$(223,974)	$(246,123)

Net interest income	$31,541}	$26,828
Derivative cash settlements	(4,462)	(3,494)
Adjusted net interest income	$27,079}	$23,334

Net (loss) income prior to cumulative effect of change in accounting principle	$(42,345)	$16,433
Derivative forward value	73,792}	10,834
Adjusted net income	$31,447}	$27,267

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the three months ended August 31,
	2010	2009
TIER (1)	-}	1.07
Adjusted TIER	1.14}	1.11
(1) For the three months ended August 31, 2010, earnings were insufficient to cover the fixed charges by $42 million and, therefore, the TIER calculation for this period results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics.

Refer to Non-GAAP Financial Measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2010 for an explanation of why these adjustments to the calculation of leverage and debt-to-equity ratios reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	August 31, 2010	May 31, 2010
Liabilities	$19,659,507}	$19,556,448
Less:
Derivative liabilities	(668,108)	(482,825)
Debt used to fund loans guaranteed by RUS	(236,274)	(237,356)
Subordinated deferrable debt (1)	(311,440)	(311,440)
Subordinated certificates (2)	(1,793,448)	(1,810,715)
Adjusted liabilities	$16,650,237}	$16,714,112
Total equity	$492,768}	$586,767
Less:
Prior-year cumulative derivative forward
value and foreign currency adjustments	118,864}	121,560
Year-to-date derivative forward value loss (income)	73,792}	(2,696)
Accumulated other comprehensive income (3)	(7,335)	(7,489)
Plus:
Subordinated certificates (2)	1,793,448}	1,810,715
Subordinated deferrable debt (1)	311,440}	311,440
Adjusted equity	$2,782,977}	$2,820,297
Guarantees	$1,160,555}	$1,171,109
(1) At August 31, 2010, includes $125 million of subordinated deferrable debt classified in short-term debt.
(2) At August 31, 2010, includes $17 million of subordinated certificates classified in short-term debt.
(3) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.1 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at August 31, 2010 and May 31, 2010, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	August 31, 2010	May 31, 2010
Leverage ratio	42.25	35.33
Adjusted leverage ratio	6.40	6.34

Debt-to-equity ratio	39.90	33.33
Adjusted debt-to-equity ratio	5.98	5.93

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 42.

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

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2010 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2010.

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

October 13, 2010