Form 10-Q
period 2010-12-02
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2011-01-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	November 30, 2010	May 31, 2010

Cash and cash equivalents	$338,671}	$513,906

Restricted cash	11,717}	15,709

Investments in equity securities	58,504}	58,607

Loans to members	19,142,840}	19,342,704
Less: Allowance for loan losses	(225,546)	(592,764)
Loans to members, net	18,917,294}	18,749,940

Accrued interest and other receivables	206,250}	216,650

Fixed assets, net	64,995}	55,682

Debt service reserve funds	45,662}	45,662

Debt issuance costs, net	42,167}	46,562

Foreclosed assets, net	254,993}	42,252

Derivative assets	419,535}	373,203

Other assets	21,696}	25,042

	$20,381,484}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2010	May 31, 2010

Short-term debt	$4,417,722}	$4,606,361

Accrued interest payable	204,819}	214,072

Long-term debt	12,579,129}	12,054,497

Deferred income	17,317}	17,001

Guarantee liability	22,609}	22,984

Other liabilities	34,866}	36,553

Derivative liabilities	555,597}	482,825

Subordinated deferrable debt	186,440}	311,440

Members’ subordinated certificates:
Membership subordinated certificates	643,083}	643,211
Loan and guarantee subordinated certificates	738,752}	769,654
Member capital securities	397,850}	397,850
Total members’ subordinated certificates	1,779,685}	1,810,715

Commitments and contingencies

CFC equity:
Retained equity	567,501}	568,577
Accumulated other comprehensive income	7,567}	8,004
Total CFC equity	575,068}	576,581
Noncontrolling interest	8,232}	10,186
Total equity	583,300}	586,767

	$20,381,484}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2010	2009	2010	2009
Interest income	$250,518}	$264,919	$501,571}	$534,376
Interest expense	(212,401)	(226,977)	(431,913)	(469,606)

Net interest income	38,117}	37,942	69,658}	64,770

Recovery of (provision for) loan losses	27,253}	(1,577)	39,541}	14,594
Net interest income after recovery of (provision for) loan losses	65,370}	36,365	109,199}	79,364

Non-interest income:
Fee and other income	4,844}	4,106	15,136}	7,840
Derivative gains (losses)	47,311}	(3,144)	(30,943)	(17,472)
Results of operations of foreclosed assets	(1,653)	21	(1,469)	608

Total non-interest income	50,502}	983	(17,276)	(9,024)

Non-interest expense:
Salaries and employee benefits	(9,694)	(9,766)	(22,720)	(19,684)
Other general and administrative expenses	(7,567)	(6,650)	(15,854)	(13,758)
(Provision for) recovery of guarantee liability	(166)	821	382}	3,216
Market adjustment on foreclosed assets	(1,540)	-	(1,855)	(1,750)
Loss on early extinguishment of debt	(3,928)	-	(3,928)	-
Other	(131)	(175)	(227)	(321)

Total non-interest expense	(23,026)	(15,770)	(44,202)	(32,297)

Income prior to income taxes	92,846}	21,578	47,721}	38,043

Income tax (expense) benefit	(2,174)	841	606}	809

Net income	90,672}	22,419	48,327}	38,852

Less: Net (income) loss attributable to the noncontrolling interest	(3,225)	1,568	1,924}	1,377

Net income attributable to CFC	$87,447}	$23,987	$50,251}	$40,229

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
 (in thousands)

				Accumulated					Membership
			Total	Other	CFC	Unallocated	Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Net	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	Loss	Reserve	Allocated	Fund
Balance as of May 31, 2010	$ 586,767}	$ 10,186}	$576,581}	$ 8,004}	$568,577}	$ (106,984)	$ 191,993}	$481,120}	$ 2,448}
Patronage capital retirement	(50,907)	-}	(50,907)	-}	(50,907)	-}	-}	(50,907)	-}
Net income (loss)	48,327}	(1,924)	50,251}	-}	50,251}	50,251}	-}	-}	-}
Other comprehensive loss	(451)	(14)	(437)	(437)	-}	-}	-}	-}	-}
Total comprehensive income	47,876}	(1,938)	49,814}
Other	(436)	(16)	(420)	-}	(420)	-}	-}	-}	(420)
Balance as of November 30, 2010	$ 583,300}	$ 8,232}	$575,068}	$ 7,567}	$567,501}	$ (56,733)	$ 191,993}	$430,213}	$ 2,028}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,327}	$38,852
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(3,947)	(3,087)
Amortization of debt issuance costs and deferred charges	10,116}	10,842
Depreciation	1,115}	1,069
Recovery of loan losses	(39,541)	(14,594)
Recovery of guarantee liability	(382)	(3,216)
Results of operations of foreclosed assets	1,469}	(608)
Market adjustment on foreclosed assets	1,855}	1,750
Derivative forward value	26,108}	3,272
Changes in operating assets and liabilities:
Accrued interest and other receivables	7,005}	25,375
Accrued interest payable	(9,253)	(23,062)
Other	3,503}	(3,382)

Net cash provided by operating activities	46,375}	33,211

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(4,434,409)	(3,781,896)
Principal collected on loans	3,979,481}	4,212,578
Net investment in fixed assets	(10,428)	(6,750)
Proceeds from foreclosed assets	29,303}	-
Investments in foreclosed assets	(116,887)	-
Net proceeds from sale of loans	198,062}	28,626
Investments in equity securities	(24)	(26,089)
Change in restricted cash	3,992}	(9,391)

Net cash (used in) provided by investing activities	(350,910)	417,078

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances (repayments) of short-term debt, net	631,016}	(237,818)
Proceeds from issuance of long-term debt, net	1,484,066}	1,502,215
Payments for retirement of long-term debt	(1,798,671)	(1,885,195)
Payments for retirement of subordinated deferrable debt	(125,000)	-
Proceeds from issuance of members’ subordinated certificates	8,452}	103,262
Payments for retirement of members’ subordinated certificates	(23,056)	(38,524)
Payments for retirement of patronage capital	(47,507)	(43,328)

Net cash provided by (used in) financing activities	129,300}	(599,388)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(175,235)	(149,099)
BEGINNING CASH AND CASH EQUIVALENTS	513,906}	504,999
ENDING CASH AND CASH EQUIVALENTS	$338,671}	$355,900

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$431,050	$481,827
Cash paid for income taxes (1)	439	206

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$174	$-
Patronage capital applied against loan balances	104	-
Fair value of foreclosed assets applied as repayment of loans	128,130	-
Charge-offs of allowance for loan losses applied against loan balances	327,799	-
Net decrease in debt service reserve funds/debt service reserve certificates	-	(4,673)
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

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

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

(b)          Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses, excluding losses in NCSC’s consumer loan program. CFC manages the lending activities of RTFC and NCSC through separate management agreements. Additionally, CFC is the sole lender to RTFC and the primary source of funding to NCSC. NCSC funds its lending programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At November 30, 2010, CFC had guaranteed $471 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $484 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At November 30, 2010, CFC guaranteed $0.8 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2012. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At November 30, 2010, RTFC had total assets of $1,125 million including loans outstanding to members of $955 million, and NCSC had total assets of $546 million including loans outstanding of $493 million. At November 30, 2010, CFC had committed to lend RTFC up to $4,000 million, of which $943 million was outstanding. At November 30, 2010, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $598 million was outstanding, representing $127 million of outstanding loans and $471 million of credit enhancements.

(c)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2010. Derivative forward value gain totaling $8 million and derivative forward value loss totaling $3 million for the three and six months ended November 30, 2009, respectively, have been reclassified to derivative gains (losses) in non-interest income on the condensed consolidated statements of operations. Derivative cash settlements expense totaling $11 million and $14 million for the three and six months ended November 30, 2009, respectively, have been reclassified to derivative gains (losses) in non-interest income on the consolidated statement of operations. The derivative forward value was classified in non-interest expense and the derivative cash settlements were classified in non-interest income in the November 30, 2009 10-Q. These reclassifications were made to present the unrealized and realized gains and losses on our derivatives in the same line on the statement of operations.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest on long-term fixed-rate loans (1)	$226,397}	$225,550	$449,366}	$449,076
Interest on long-term variable-rate loans (1)	11,345}	21,686	24,001}	48,251
Interest on short-term loans (1)	10,346}	14,641	22,323}	30,676
Interest on investments (2)	1,004}	1,329	2,034}	2,986
Fee income	1,426}	1,713	3,847}	3,387
Total interest income	$250,518}	$264,919	$501,571}	$534,376
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash, debt securities and equity securities.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $12 million at November 30, 2010 and May 31, 2010.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest expense on debt (1):
Commercial paper and bank bid notes	$2,286}	$1,964	$4,009}	$5,186
Medium-term notes	61,096}	65,902	124,200}	150,497
Collateral trust bonds	75,247}	81,585	153,796}	160,178
Subordinated deferrable debt	2,830}	4,915	7,746}	9,831
Subordinated certificates	20,218}	19,787	40,524}	38,807
Long-term private debt	45,632}	47,568	91,624}	93,554
Debt issuance costs (2)	2,541}	2,625	5,118}	5,605
Fee expense (3)	2,551}	2,631	4,896}	5,948
Total interest expense	$212,401}	$226,977	$431,913}	$469,606
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

(f)         Loan Sales

During the six months ended November 30, 2010, we sold distribution and power supply loans with outstanding principal balances totaling $198 million at par to the Federal Agricultural Mortgage Corporation for cash. We recorded a loss on sale of loans totaling $0.07 million, representing the unamortized deferred loan origination costs and transaction costs for the loans sold during the six months ended November 30, 2010. We do not hold any continuing interest in the loans sold and have no obligation to repurchase loans from the purchaser; however, we retain the servicing obligations on these loans in return for a market-based fee. As a result, we did not record a servicing asset or liability.

(g)          New Accounting Pronouncements

During the six months ended November 30, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

(2)        Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	November 30, 2010			May 31, 2010
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans (1)	$16,246,206}	$	-}	$15,412,987	$-
Long-term variable-rate loans (1)	1,337,656}		5,366,730}	2,088,829	5,154,990
Loans guaranteed by RUS (4)	228,877}		-}	237,356	-
Short-term loans	1,324,470}		8,860,980}	1,599,233	9,039,448
Total loans outstanding	19,137,209}		14,227,710}	19,338,405	14,194,438
Deferred origination costs	5,631}		-}	4,299	-
Less: Allowance for loan losses	(225,546)		-}	(592,764)	-
Net loans outstanding	$18,917,294}		$14,227,710}	$18,749,940	$14,194,438

Total by segment (2):
CFC:
Distribution	$13,993,120}		$9,554,979}	$13,459,053	$9,536,360
Power supply	3,604,022}		3,667,087}	3,769,794	3,599,560
Statewide and associate	91,628}		113,629}	86,182	112,812
CFC total	17,688,770}		13,335,695}	17,315,029	13,248,732
RTFC	955,411}		390,810}	1,671,893	441,719
NCSC	493,028}		501,205}	351,483	503,987
Total loans outstanding	$19,137,209}		$14,227,710}	$19,338,405	$14,194,438
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
(4) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	November 30, 2010			May 31, 2010
	Loans		Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2): CFC:
Long-term variable-rate loans	$8,194}	$	-}	$8,500	$-
Short-term loans	18,256}		-}	16,000	-
RTFC:
Long-term fixed-rate loans (1)	5,109}		-}	8,960	-
Long-term variable-rate loans (1)	68,202}		-}	469,596	677
Short-term loans	1,500}		-}	57,471	-
Total non-performing loans	$101,261}	$	-}	$560,527	$677

Restructured loans (2):
CFC:
Long-term fixed-rate loans (1)	$40,611}	$	-}}	$41,538	$-
Long-term variable-rate loans (1)	448,183}		140,755}	462,397	140,755
Short-term loans	-}		12,500}	-	12,500
RTFC:
Long-term fixed-rate loans	-}		-}}	3,293	-
Long-term variable-rate loans	-}		-}}	816	-
Total restructured loans	$488,794}		$153,255}	$508,044	$153,255
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

On October 6, 2010, CFC took control of the United States Virgin Islands (“USVI”) operating entities of Innovative Communications Corporation (“ICC”). This resulted in a reduction of $472 million to the RTFC non-performing loan balance for ICC at November 30, 2010. See further discussion in Note 3, Foreclosed Assets and Note 12, Restructured/Non-Performing Loans and Contingencies.

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

Activity in the loan loss allowance account is summarized below:

	As of and for the three months ended November 30,			As of and for the six months ended November 30,
(dollar amounts in thousands)	2010		2009	2010		2009
Balance at beginning of period	$580,539}		$606,839	$592,764}		$622,960
(Recovery of) provision for loan losses	(27,253)		1,577	(39,541)		(14,594)
Charge-offs	(327,808)		(33)	(327,817)		(56)
Recoveries	68}		75	140}		148
Balance at end of period	$225,546}		$608,458	$225,546}		$608,458

As a percentage of total loans outstanding	1.18}	%	3.08%	1.18}	%	3.08%

In October 2010, the transfer of control of the USVI entities of ICC was completed resulting in a $328 million principal charge-off on the outstanding loans to ICC. See further discussion in Note 3, Foreclosed Assets and Note 12, Restructured/Non-Performing Loans and Contingencies.

Loan Security
Except when providing short-term loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Short-term loans are generally unsecured lines of credit. In addition to the lien and security interest we receive under the mortgage, our member borrowers are also required to set rates charged to their customers to achieve certain financial ratios as required by loan covenants.

The following tables summarize our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	November 30, 2010				May 31, 2010
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,454,403}	95%	$791,803}	5%	$14,799,859	96%	$613,128}	4%
Long-term variable-rate loans	1,241,949}	93	95,707}	7	1,994,664	95	94,165}	5
Loans guaranteed by RUS	228,877}	100	-}	-	237,356	100	-}	-
Short-term loans	68,360}	5	1,256,110}	95	265,427	17	1,333,806}	83
Total loans	$16,993,589}	89	$2,143,620}	11	$17,297,306	89	$2,041,099}	11

Total by segment:
CFC	$15,950,874}	90%	$1,737,896}	10%	$15,585,788	90%	$1,729,241}	10%
RTFC	720,214}	75	235,197}	25	1,429,982	86	241,911}	14
NCSC	322,501}	65	170,527}	35	281,536	80	69,947}	20
Total loans	$16,993,589}	89	$2,143,620}	11	$17,297,306	89	$2,041,099}	11

Pledging of Loans and Loans on Deposit
The following table summarizes our collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)		November 30, 2010	May 31, 2010
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes		$4,248,065}	$3,951,445
Collateral trust bonds outstanding		3,750,000}	3,500,000

1994 indenture
Distribution system mortgage notes		$1,878,987}	$2,081,716
RUS guaranteed loans qualifying as permitted investments		201,387}	207,136
Total pledged collateral		$2,080,374}	$2,288,852
Collateral trust bonds outstanding		1,475,000}	1,980,000

1972 indenture
Cash	$	-}	$2,032
Collateral trust bonds outstanding		-}	1,736

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes		$2,233,003}	$2,094,604
Notes payable outstanding		1,887,200}	1,587,200

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes		$35,550}	$33,895
Cash		10,945}	12,913
Total pledged collateral		$46,495}	$46,808
Notes payable outstanding		27,101}	27,101

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding for the notes payable to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program (see Note 5, Long-Term Debt):

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Distribution and power supply system mortgage notes on deposit	$3,464,726}	$3,559,863
Notes payable	3,000,000}	3,000,000

(3)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. These assets do not meet the criteria to be classified as held for sale at November 30, 2010 and May 31, 2010.

The activity for foreclosed assets is summarized below:

	As of and for the three months ended November 30,		As of and for the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Beginning balance	$38,121}	$47,558	$42,252}	$48,721
Results of operations	(1,653)	21	(1,469)	608
Initial investment in USVI entities	216,401}	-	216,401}	-
Net cash invested in (provided by) foreclosed assets	3,664}	-	(336)	-
Market adjustment	(1,540)	-	(1,855)	(1,750)
Ending balance	$254,993}	$47,579	$254,993}	$47,579

At November 30, 2010, foreclosed assets includes two subsidiaries controlled by CFC to hold foreclosed assets. One subsidiary holds assets including a land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights in Texas. The other subsidiary holds our investment in cable and telecommunications entities located in the USVI.

On October 6, 2010, CFC, through RTFC, completed the transfer of control of 100 percent of the equity interests of ICC's USVI operating entities as partial satisfaction of RTFC loans to ICC resulting from the transfer of ICC’s assets in bankruptcy. ICC is a diversified telecommunications company headquartered in St. Croix, USVI. RTFC has assigned to CFC its rights with respect to the entities transferred as partial satisfaction of its loan from CFC.

CFC recorded an initial investment of $216 million to foreclosed assets comprised of the $128 million fair value for the entities transferred and an additional investment of $88 million in these entities to pay down or settle third-party obligations outstanding prior to the transfer. At November 30, 2010, our investment in USVI entities was $218 million. The results of operations from foreclosed assets includes a $2 million net loss representing the ongoing results of operations for the USVI entities from October 6, 2010 through November 30, 2010.

The purchase accounting method was used to account for the transfer of control of ICC’s USVI entities to CFC. The purchase price of $128 million was based on the enterprise value of the USVI entities, less debt obligations, plus cash received as part of the transfer of control on the closing date. The second step in the process, estimating the fair value of the assets and liabilities at each entity transferred, requires significant estimates and assumptions and was not completed prior to the filing of this report. Changes to the estimated fair values are subject to adjustment as additional information is obtained. Adjustments required to the purchase price and the fair value of the assets and liabilities at each entity will be recorded in the period in which the new information is obtained or the analysis is completed. However, the period for adjustments will not exceed one year from the date of transfer.

The USVI entities transferred to CFC include the following:
•	a regulated incumbent local exchange carrier offering local telephone and broadband services to both business and residential customers in the USVI;
•	an internet service provider serving digital subscriber line (DSL) and dial-up customers in the USVI;
•	a long-distance service provider offering interstate and international voice and data services for both business and residential markets in the USVI;
•	a wireless telephone service provider in the USVI; and
•	providers of cable television services in St. Thomas, St. John, and St. Croix, USVI.

During the first quarter of fiscal year 2011, we foreclosed on one of the land development loans included in foreclosed assets at May 31, 2010, and took ownership of the underlying assets. Additionally, we sold collateral for the remaining land development loan for $4 million, net of estimated closing costs. This land development loan was classified as impaired and on non-accrual status with regard to the recognition of interest income at November 30, 2010 and May 31, 2010. During the three and six months ended November 30, 2010, we recorded market adjustments for losses on land development loans held as foreclosed assets of $1.5 million and $1.9 million, respectively.

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Short-term debt:
Commercial paper sold through dealers, net of discounts	$920,265}	$840,082
Commercial paper sold directly to members, at par	1,242,947}	999,449
Commercial paper sold directly to non-members, at par	51,227}	52,989
Total commercial paper	2,214,439}	1,892,520
Daily liquidity fund sold directly to members	440,807}	371,710
Bank bid notes	270,000}	30,000
Subtotal short-term debt	2,925,246}	2,294,230

Long-term debt maturing within one year:
Medium-term notes sold through dealers	543,279}	693,522
Medium-term notes sold to members	449,855}	529,215
Secured collateral trust bonds	5,000}	906,537
Members’ subordinated certificates	11,477}	-
Secured notes payable	478,207}	178,207
Unsecured notes payable	4,658}	4,650
Total long-term debt maturing within one year	1,492,476}	2,312,131
Total short-term debt	$4,417,722}	$4,606,361

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Five-year agreement	967,313	967,313	March 22, 2011	6 basis points
Three-year agreement (2)	1,369,919	1,334,309	March 8, 2013	25 basis points
Total	$3,386,232	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) The available amount presented at November 30, 2010 and May 31, 2010, is reduced by total letters of credit outstanding of $15.1 million and $0.7 million, respectively.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $50 million to a total of $1,385 million.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2010	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.13	1.25

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	6.55	6.15

(1) “TIER” represents the times interest earned ratio.
(2) We must meet this requirement to retire patronage capital.

At November 30, 2010 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,794,559}	$2,905,332
Medium-term notes sold to members	94,829}	105,186
Subtotal	2,889,388}	3,010,518
Unamortized discount	(2,004)	(2,390)
Total unsecured medium-term notes	2,887,384}	3,008,128

Unsecured notes payable	3,049,047}	3,049,047
Unamortized discount	(1,383)	(1,480)
Total unsecured notes payable	3,047,664}	3,047,567
Total unsecured long-term debt	5,935,048}	6,055,695

Secured long-term debt:
Collateral trust bonds	5,220,000}	4,575,000
Unamortized discount	(12,013)	(12,292)
Total secured collateral trust bonds	5,207,987}	4,562,708
Secured notes payable	1,436,094}	1,436,094
Total secured long-term debt	6,644,081}	5,998,802
Total long-term debt	$12,579,129}	$12,054,497

In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015.

Secured notes payable includes debt issued to the Federal Agricultural Mortgage Corporation. Amounts outstanding and available under each note purchase agreement are summarized below:

		Note Purchase	Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Final Maturity Date	Agreement Amount	November 30, 2010	May 31, 2010
December 2008 (1)	December 31, 2015	$500,000	$500,000	$350,000
February 2009	February 29, 2016	500,000	500,000	500,000
March 2009 (2)	April 1, 2014	400,000	312,200	312,200
May 2009 (3)	December 31, 2016	1,000,000	575,000	425,000
Total		$2,400,000	$1,887,200	$1,587,200
(1) Includes $250 million and $100 million of secured notes payable under this program that were classified as short-term debt at November 30, 2010 and May 31, 2010, respectively.
(2) Includes $76.4 million of secured notes payable under this program that were classified as short-term debt at November 30, 2010 and May 31, 2010.
(3) Includes $150 million of secured notes payable under this program that were classified as short-term debt at November 30, 2010.

In September 2010 and October 2010, we issued notes totaling $400 million under our December 2008 and May 2009 note purchase agreements with the Federal Agricultural Mortgage Corporation as follows:
•	$250 million two-month note at a fixed interest rate of 0.65 percent. In November 2010, this amount was refinanced with $250 million of two-month notes at a fixed interest rate of 0.62 percent; and
•	$150 million four-month note at a fixed interest rate of 0.67 percent.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
NRN 6.75% due 2043 (1)	$-	$125,000
NRC 6.10% due 2044	88,201	88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$311,440
(1) Amount outstanding at May 31, 2010 was redeemed in September 2010.

All subordinated deferrable debt currently outstanding is callable at par at any time.

The $125 million of Series NRN due 2043 was redeemed at par on September 1, 2010. We recorded a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

(7)         Derivative Financial Instruments

We utilize derivatives such as interest rate swaps and cross-currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk. We are neither a dealer nor a trader in derivative financial instruments. At November 30, 2010 and May 31, 2010, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Pay fixed/receive variable	$5,895,215}	$5,562,247
Pay variable/receive fixed	5,551,440}	5,551,440
Total interest rate swaps	$11,446,655}	$11,113,687

Income and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Agreements that do not qualify for hedge accounting
Derivative cash settlements (1)	$(373)	$(10,706)	$(4,835)	$(14,200)
Derivative forward value	47,684}	7,562	(26,108)	(3,272)
Derivative gains (losses)	$47,311}	$(3,144)	$(30,943)	$(17,472)
(1) The six months ended November 30, 2010 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At November 30, 2010, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At November 30, 2010, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

			Amount We
(dollar amounts in thousands)	Notional Amount	Our Required Payment	Would Collect	Net Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,455,136}	$(568)	$27,311}	$26,743}
fall below Baa1/BBB+ (1)	6,951,250}	(122,654)	28,169}	(94,485)
Total	$8,406,386}	$(123,222)	$55,480}	$(67,742)

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

In addition to the rating triggers listed above, at November 30, 2010, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $22 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2010, was $142 million.

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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Total by type:
Long-term tax-exempt bonds	$582,265}	$601,625
Indemnifications of tax benefit transfers	65,991}	69,982
Letters of credit	388,355}	380,076
Other guarantees	118,328}	119,426
Total	$1,154,939}	$1,171,109

Total by segment:
CFC:
Distribution	$231,415}	$221,903
Power supply	848,968}	884,828
Statewide and associate	21,189}	22,032
CFC total	1,101,572}	1,128,763
RTFC	821}	636
NCSC	52,546}	41,710
Total	$1,154,939}	$1,171,109

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At November 30, 2010, our maximum potential exposure for the $52 million of fixed-rate tax-exempt bonds is $82 million, representing principal and interest. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. See below for further information about this type of guarantee. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenues. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

Of the amounts shown in the table above, $531 million and $549 million as of November 30, 2010 and May 31, 2010, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $9 million at November 30, 2010 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $192 million is secured, at November 30, 2010. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $34 million of letters of credit would be reduced to $10 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $653 million in letters of credit to third parties for the benefit of our members at November 30, 2010. At May 31, 2010, this amount was $502 million.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $120 million, all of which is unsecured.

At November 30, 2010 and May 31, 2010, we had a total of $315 million and $320 million of guarantees, respectively, representing 27 percent of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At November 30, 2010 and May 31, 2010, we recorded a guarantee liability of $23 million, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members’ debt. The contingent guarantee liability at November 30, 2010 and May 31, 2010, was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. We use factors such as internal risk rating, remaining term of guarantee, corporate bond default probabilities and estimated recovery rates in estimating our contingent exposure. The remaining balance of the total guarantee liability of $17 million at November 30, 2010 and May 31, 2010 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003. The non-contingent obligation is estimated based on guarantee and liquidity fees collectible over the life of the guarantee. The fees are deferred and amortized using the straight-line method into interest income over the term of the guarantees.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended November 30,		As of and for the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Beginning balance	$22,102}	$26,536	$22,984}	$29,672
Net change in non-contingent liability	341}	(602)	7}	(1,343)
Provision for (recovery of) guarantee liability	166}	(821)	(382)	(3,216)
Ending balance	$22,609}	$25,113	$22,609}	$25,113

Liability as a percentage of total guarantees	1.96%	2.10%	1.96%	2.10%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at November 30, 2010 and May 31, 2010, consist of derivative instruments, foreclosed assets, collateral-dependent non-performing loans and investments in common stock.

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

Our valuation techniques for interest rate swap derivatives are based on observable inputs, which reflect market data. Fair value for our interest rate swap derivative instruments are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the condensed consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

At November 30, 2010 and May 31, 2010, our investments in equity securities includes investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

		November 30, 2010		May 31, 2010
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$419,535}	$-	$373,203
Derivative liabilities		-}	555,597}	-	482,825
Investments in common stock		926}	-}	1,029	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. During the three and six months ended November 30, 2010 and 2009, we measured foreclosed assets and non-performing loans at fair value as described below.

Our foreclosed assets are initially recorded at the fair value of the underlying assets. Foreclosed assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If there is an indicator of impairment, we perform a fair value analysis based on estimated future cash flows or in some instances, an assessment of the fair value of the asset or business, which may be provided by a third-party consultant. Estimates of future cash flows are subjective and are considered to be a significant input in the valuation. A review for significant changes in the key assumptions and estimates of the fair value analysis is performed on a quarterly basis.

In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan, which may be provided by a third-party consultant, in estimating the specific loan loss allowance. In these instances, the valuation is considered to be a non-recurring item.

Assets measured at fair value on a non-recurring basis at November 30, 2010 and May 31, 2010 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at November 30, 2010 and May 31, 2010, and the total losses for the three and six months ended November 30, 2010 and 2009:

	Level 3 Fair Value		Total losses for the three months ended			Total losses for the six months ended
(dollar amounts in thousands)	November 30, 2010	May 31, 2010	November 30, 2010		November 30, 2009	November 30, 2010	November 30, 2009
Foreclosed assets, net	$254,993}	$42,252	$(1,540)	$	-}	$(1,855)	$(1,750)
Non-performing loans,
net of specific reserves (1)	35,559}	160,285	-		(2,146)	-	(1,859)
(1) Excludes non-performing loans that are not classified as impaired at November 30, 2010.

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	November 30, 2010		May 31, 2010
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$338,671}	$338,671}	$513,906	$513,906
Restricted cash	11,717}	11,717}	15,709	15,709
Investments in equity securities	58,504}	58,504}	58,607	58,607
Loans to members, net	18,917,294}	19,712,304}	18,749,940	19,109,838
Debt service reserve funds	45,662}	45,662}	45,662	45,662
Interest rate exchange agreements	419,535}	419,535}	373,203	373,203

Liabilities:
Short-term debt	4,417,722}	4,426,872}	4,606,361	4,628,410
Long-term debt	12,579,129}	14,106,899}	12,054,497	13,408,158
Guarantee liability	22,609}	25,570}	22,984	25,917
Interest rate exchange agreements	555,597}	555,597}	482,825	482,825
Subordinated deferrable debt	186,440}	186,293}	311,440	306,151
Members’ subordinated certificates	1,779,685}	1,940,437}	1,810,715	1,972,393

Off-balance sheet instruments:
Commitments	-}	-}	-	-

See Note 10, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our condensed consolidated balance sheets. We consider relevant and observable prices in the appropriate principal market in our valuations where possible. The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or the lack of an established market.

The estimated market values have not been updated since November 30, 2010; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts at November 30, 2010 and May 31, 2010.

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

Investments in Equity Securities
At November 30, 2010 and May 31, 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series C preferred stock. The Series A common stock is classified as available-for-sale securities and recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

The carrying value of the Federal Agricultural Mortgage Corporation Series C preferred stock held at November 30, 2010 and May 31, 2010 is equal to cost, which approximates fair value. The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer on the same terms, and the stock is callable at par. The preferred stock securities do not meet the definition of marketable securities.

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

Credit risk for the loan portfolio is estimated based on the associated reserve in our allowance for loan losses.

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

Derivative Instruments
We record derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swap derivative instruments we use, we obtain market quotes from the interest rate swap counterparties to adjust all interest rate swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

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

(12)         Restructured/Non-Performing Loans and Contingencies

At November 30, 2010 and May 31, 2010, there was a total specific loan loss allowance balance of $83 million and $437 million related to impaired loans to four borrowers, totaling $581 million and $1,064 million, respectively. We accrued a total of $1 million of interest income on impaired loans for the six months ended November 30, 2010 and 2009. The average recorded investment in impaired loans for the six months ended November 30, 2010 and 2009, was $900 million and $1,046 million, respectively.

The following loans outstanding were classified as non-performing and restructured:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Non-performing loans	$101,261}	$560,527
Restructured loans	488,794}	508,044
Total	$590,055}	$1,068,571

At November 30, 2010 and May 31, 2010, $92 million and $561 million, respectively, of loans classified as non-performing were on non-accrual status with respect to the recognition of interest income. At November 30, 2010 and May 31, 2010, $448 million and $462 million, respectively, of restructured loans to Denton County Electric Cooperative, d/b/a CoServ Electric were on non-accrual status with respect to the recognition of interest income. Approximately $1 million of interest income was accrued on restructured loans for the three and six months ended November 30, 2010. For the three and six months ended November 30, 2009, approximately $1 million and $2 million of interest income was accrued on restructured loans, respectively.

Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Non-performing loans	$319}	$7,264	$8,224}	$14,673
Restructured loans	5,596}	5,951	11,281}	11,991
Total	$5,915}	$13,215	$19,505}	$26,664

At November 30, 2010 and May 31, 2010, non-performing loans included $66 million and $536 million, respectively, to ICC. On October 6, 2010, CFC took control of the USVI operating entities of ICC. The prior loan balance of $538 million was increased by $14 million to satisfy payment requirements under an inter-creditor agreement and transaction fees and reduced by $30 million for the redemption of preferred stock, $128 million fair value of the entities transferred and a charge-off of $328 million. See further discussion in Note 3, Foreclosed Assets.

ICC’s British Virgin Islands and St. Maarten entities, which represent collateral for the $66 million of loans currently outstanding to ICC, remain subject to pending transfer. Notwithstanding the completion of the transfer of control, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC, therefore, anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at November 30, 2010.

At November 30, 2010 and May 31, 2010, non-performing loans also include $26 million and $25 million, respectively, of non-performing loans to Naknek Electric Association, a distribution electric cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to Naknek at November 30, 2010.

The remaining $9 million of non-performing loans at November 30, 2010 were outstanding to a telecommunications borrower that provides local telephone services. This borrower is more than 90 days past due on debt service payments and the situation is still in the process of being resolved.

(13)         Segment Information

The following tables contain condensed consolidated statements of operations for the six months ended November 30, 2010 and 2009 and condensed consolidated balance sheets at November 30, 2010 and 2009 by segment.

	For the six months ended November 30, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$459,963}	$28,394}	$13,214}	$501,571}
Interest expense	(399,916)	(26,418)	(5,579)	(431,913)
Net interest income	60,047}	1,976}	7,635}	69,658}

Recovery of loan losses	39,510}	-}	31}	39,541}
Net interest income after recovery of loan losses	99,557}	1,976}	7,666}	109,199}

Non-interest income:
Fee and other income	14,425}	62}	649}	15,136}
Derivative losses	(23,377)	-}	(7,566)	(30,943)
Results of operations from foreclosed assets	(1,469)	-}	-}	(1,469)
Total non-interest income	(10,421)	62}	(6,917)	(17,276)

Non-interest expense:
General and administrative expenses	(33,617)	(2,649)	(2,308)	(38,574)
Recovery of guarantee liability	382}	-}	-}	382}
Market adjustment on foreclosed assets	(1,855)	-}	-}	(1,855)
Loss on early extinguishment of debt	(3,928)	-}	-}	(3,928)
Other	133}	-}	(360)	(227)
Total non-interest expense	(38,885)	(2,649)	(2,668)	(44,202)

Income (loss) prior to income taxes	50,251}	(611)	(1,919)	47,721}
Income tax (expense) benefit	-}	(122)	728}	606}
Net income (loss)	$50,251}	$(733)	$(1,191)	$48,327}

Assets:
Total loans outstanding	$17,688,770}	$955,411}	$493,028}	$19,137,209}
Deferred origination costs	5,631}	-}	-}	5,631}
Less: Allowance for loan losses	(225,543)	-}	(3)	(225,546)
Loans to members, net	17,468,858}	955,411}	493,025}	18,917,294}
Other assets	1,241,688}	169,676}	52,826}	1,464,190}
Total assets	$18,710,546}	$1,125,087}	$545,851}	$20,381,484}

	For the six months ended November 30, 2009
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of Operations:
Interest income	$484,576	$36,790	$13,010	$534,376
Interest expense	(428,944)	(34,348)	(6,314)	(469,606)
Net interest income	55,632	2,442	6,696	64,770

Recovery of loan losses	14,556	-	38	14,594
Net interest income after recovery of loan losses	70,188	2,442	6,734	79,364

Non-interest income:
Fee and other income	7,095	77	668	7,840
Derivative losses	(10,690)	-	(6,782)	(17,472)
Results of operations from foreclosed assets	608	-	-	608
Total non-interest income	(2,987)	77	(6,114)	(9,024)

Non-interest expense:
General and administrative expenses	(28,227)	(3,011)	(2,204)	(33,442)
Recovery of guarantee liability	3,216	-	-	3,216
Market adjustment of foreclosed assets	(1,750)	-	-	(1,750)
Other	(211)	-	(110)	(321)
Total non-interest expense	(26,972)	(3,011)	(2,314)	(32,297)

Income (loss) prior to income taxes	40,229	(492)	(1,694)	38,043
Income tax (expense) benefit	-	(8)	817	809
Net income (loss)	$40,229	$(500)	$(877)	$38,852

Assets:
Total loans outstanding	$17,650,233	$1,717,962	$361,099	$19,729,294
Deferred origination costs	3,608	-	-	3,608
Less: Allowance for loan losses	(608,402)	-	(56)	(608,458)
Loans to members, net	17,045,439	1,717,962	361,043	19,124,444
Other assets	1,090,841	178,297	44,344	1,313,482
Total assets	$18,136,280	$1,896,259	$405,387	$20,437,926

The following tables contain the condensed consolidated statements of operations for the three months ended November 30, 2010 and 2009 by segment.

	For the three months ended November 30, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$229,560}	$13,985}	$6,973}	$250,518}
Interest expense	(196,564)	(12,991)	(2,846)	(212,401)
Net interest income	32,996}	994}	4,127}	38,117}

Recovery of loan losses	27,242}	-}	11}	27,253}
Net interest income after recovery of loan losses	60,238}	994}	4,138}	65,370}

Non-interest income:
Fee and other income	4,537}	-}	307}	4,844}
Derivative gains	44,543}	-}	2,768}	47,311}
Results of operations of foreclosed assets	(1,653)	-}	-}	(1,653)
Total non-interest income	47,427}	-}	3,075}	50,502}

Non-interest expense:
General and administrative expenses	(14,752)	(1,321)	(1,188)	(17,261)
Provision for guarantee liability	(166)	-}	-}	(166)
Market adjustment of foreclosed assets	(1,540)	-}	-}	(1,540)
Loss on early extinguishment of debt	(3,928)	-}	-}	(3,928)
Other	168}	-}	(299)	(131)
Total non-interest expense	(20,218)	(1,321)	(1,487)	(23,026)

Income (loss) prior to income taxes	87,447}	(327)	5,726}	92,846}
Income tax expense	-}	-}	(2,174)	(2,174)
Net income (loss)	$87,447}	$(327)	$3,552}	$90,672}

	For the three months ended November 30, 2009
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$240,183	$18,336	$6,400	$264,919
Interest expense	(206,990)	(17,046)	(2,941)	(226,977)
Net interest income	33,193	1,290	3,459	37,942

(Provision for) recovery of loan losses	(1,586)	-	9	(1,577)
Net interest income after (provision for) recovery of loan losses	31,607	1,290	3,468	36,365

Non-interest income:
Fee and other income	3,738	37	331	4,106
Derivative gain (losses)	1,803	-	(4,947)	(3,144)
Results of operations of foreclosed assets	21	-	-	21
Total non-interest income	5,562	37	(4,616)	983

Non-interest expense:
General and administrative expenses	(13,888)	(1,497)	(1,031)	(16,416)
Recovery of guarantee liability	821	-	-	821
Other	(115)	-	(60)	(175)
Total non-interest expense	(13,182)	(1,497)	(1,091)	(15,770)

Income (loss) prior to income taxes	23,987	(170)	(2,239)	21,578
Income tax (expense) benefit	-	(9)	850	841
Net income (loss)	$23,987	$(179)	$(1,389)	$22,419

(14)         Subsequent Events

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement, we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report. Also, if required by the terms of a pricing agreement for an advance, we may be required to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount equal to 4 percent of the applicable advance, unless the advance is to refinance a prior advance that did not initially require a stock purchase, or if we already own or have agreed to purchase such stock in an amount equal to 4 percent of the aggregate principal amount of all notes outstanding under all note purchase agreements with the Federal Agricultural Mortgage Corporation.  We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.

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

Unless stated otherwise, references to “we,” “our” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

This Form 10-Q contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, net income growth, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, lending competition, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, changes in our ability to access external financing, valuations of collateral supporting impaired loans, valuations of foreclosed assets, non-performance of counterparties to our derivative agreements and other economic and governmental factors affecting our operations. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted TIER and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. For the six months ended November 30, 2010 and 2009, the TIER was 1.11 and 1.08, respectively. At November 30, 2010, our debt-to-equity ratio was 33.94-to-1 compared to 33.33-to-1 at May 31, 2010. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared to the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Executive Summary

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our key operating metrics are adjusted TIER and the adjusted debt-to-equity ratio. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio of no greater than 6.00-to-1.

Lending Activity
The balance of loans outstanding decreased by $201 million during the six months ended November 30, 2010 largely due to the $472 million reduction in non-performing loans to Innovative Communication Corporation (“ICC”) as described below, the prepayment of $204 million of telecommunications loans related to the acquisition of one of our borrowers by a non-member and the repayment of $212 million of power supply bridge loans with RUS funding. These bridge loans were advanced with the expectation that they would be repaid once RUS funds were advanced. The decreases in the loan balance due to the items above, as well as scheduled loan amortization, were mostly offset by $1 billion of loan advances to CFC and NCSC borrowers to refinance their debt borrowed from other lenders during the six months ended November 30, 2010.

ICC Loan Bankruptcy Settlement
On October 6, 2010, CFC took control of the United States Virgin Islands (“USVI”) operating entities of ICC as partial satisfaction of RTFC loans to ICC resulting from the transfer of ICC’s assets in bankruptcy. The entities transferred had a fair value of $128 million at that date. Due to the transfer of control, the prior loan balance of $538 million was increased by $14 million to satisfy payment requirements under an inter-creditor agreement and transaction fees and reduced by $30 million for the redemption of preferred stock, $128 million fair value of the entities transferred and a charge-off of $328 million. In addition, CFC recorded an investment of $216 million to foreclosed assets including the $128 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or settle third-party obligations. See further discussion in Note 3, Foreclosed Assets to the condensed consolidated financial statements.

Funding Activity
Due to loan prepayments that occurred at the beginning of fiscal year 2011, there was initially little need for the issuance of debt during the first quarter. Our funding requirements increased during the three months ended November 30, 2010 with the maturity of collateral trust bonds totaling $500 million, the redemption of $125 million of 6.75 percent subordinated deferrable debt and the increased loan advance activity to members seeking to refinance their borrowings from other lenders. A higher utilization of our commercial paper issuance capacity is a key factor in our efforts to reduce our overall effective rate of borrowing as commercial paper is our lowest-cost source of debt funding. During the three months ended November 30, 2010, our average balance of commercial paper, bid notes and daily liquidity fund outstanding increased to $3,158 million, or 93 percent of our issuance capacity provided by our revolving credit agreements, compared with $2,074 million for the three months ended August 31, 2010 and $2,231 million for the quarter ended November 30, 2009.

In November 2010, we issued collateral trust bonds totaling $650 million, including $300 million of three-year fixed-rate bonds at 1.125 percent and $350 million of five-year fixed-rate bonds at 1.900 percent. Additionally, we issued short-term debt totaling $400 million to the Federal Agricultural Mortgage Corporation during the three months ended November 30, 2010 at rates ranging from 0.62 percent to 0.67 percent.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, we are able to borrow funds up to the committed amount at rates ranging from 52.5 to 65 basis points over comparable maturity Treasury Bonds anytime before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

Financial Results
We experienced an increase of $14 million, or 28 percent, to adjusted net interest income for the six months ended November 30, 2010 compared to the prior-year period. This increase was driven primarily by a decrease to interest expense that was greater than the decrease to interest income and a $9 million reduction to cash settlements expense. One of the factors for the decrease in interest expense during the six months ended November 30, 2010 compared to the prior-year period was the increased utilization of commercial paper in our overall funding mix at an average cost of 0.31 percent. We also incurred additional interest expense during the prior-year six-month period due to prefunding large debt maturities as we maintained commercial paper issuance capacity in reserve to address liquidity concerns in the market at that time.

The decrease to cash settlements expense during the three and six months ended November 30, 2010 was largely due to the increase in variable interest rates. At November 30, 2010, we received a variable interest rate payment on 52 percent of our interest rates swaps, a slight increase from 51 percent at November 30, 2009. The increase in the variable interest rates for the three and six months ended November 30, 2010 compared to the prior-year periods results in an increase to the amount we received on 52 percent of our interest rate swaps and therefore a reduction to the net total we paid on our interest rate swaps as compared to the prior-year periods. There was also an increase to fee income during the six months ended
November 30, 2010 of $6 million related to the prepayment of loans to a telecommunications borrower which was partially offset by cash settlements expense of $3 million representing the fee we paid to terminate interest rate swaps used in the funding of such loans. Excluding the $3 million termination fee recorded as cash settlements expense, adjusted net interest income increased $17 million during the six months ended November 30, 2010 over the prior-year period.

For the six months ended November 30, 2010, we recorded a recovery of loan losses totaling $40 million, an increase of $25 million over the recovery in the prior-year period. The recovery for the six months ended November 30, 2010 was primarily the result of the reduction to reserves held for impaired loans due to increases in the fair value of the collateral supporting impaired loans and to principal repayments on impaired loans. There was a reduction to impaired loan reserves of $15 million due to an increase in the fair value of the collateral securing impaired loans and there was a recovery of $11 million due to principal repayments on impaired loans.  In addition, there was a total decrease of $13 million to the general reserve and the unallocated reserve associated with large loan exposures during the six months ended November 30, 2010.

The change in the items described above resulted in adjusted net income of $74 million for the six months ended November 30, 2010 compared with $42 million for the same prior-year period.

Our adjusted debt-to-equity ratio increased to 6.31-to-1 at November 30, 2010 as compared to 5.93-to-1 at May 31, 2010. This increase was caused by the board-authorized patronage capital retirement of $51 million and the redemption of $125 million of subordinated deferrable debt during the six months ended November 30, 2010, partly offset by adjusted net income of $74 million.

Expectations for the Remainder of Fiscal Year 2011
We expect the demand for loan advances to repay member borrowings from other lenders to subside through the remainder of fiscal year 2011. During the period June 1, 2010 through January 1, 2011, a total of $1,437 million of long-term fixed-rate loans were scheduled to reprice. Of that total, $1,123 million was repriced at a new long-term fixed rate, $249 million were repriced at a long-term variable rate, $15 million selected a new rate offered by Federal Agricultural Mortgage Corporation and were sold by CFC to Federal Agricultural Mortgage Corporation with CFC continuing to service the loans sold and $50 million were prepaid in full. Approximately $300 million of long-term fixed-rate loans are scheduled to reprice from February 1, 2011 through the remainder of fiscal year 2011.

Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”) is required to make quarterly payments to us totaling $28 million each year as part of their restructured loan agreement. Currently, the application of the $28 million of payments to reduce the principal balance over the next 12 months results in a reduction of $19 million to the calculated impairment, and therefore a recovery of loan losses. In addition, CoServ’s effective rate utilized to calculate impairment on the loans outstanding from us has a variable-rate component. Based on CoServ’s current loan balance at November 30, 2010, an increase or decrease of 25 basis points to our short-term and long-term variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals for CoServ.

We have $750 million of debt scheduled to reprice in January 2011 for which the new interest rate will be based on a spread over the applicable treasury rate for the maturity term selected. The spread will vary between 52.5 basis points and 65 basis points depending on the maturity term selected. In December 2010, we entered into treasury lock contracts for $125 million based on the five-year treasury rate and $125 million based on the seven-year treasury rate with both contracts settling on January 18, 2011, the repricing date for our $750 million of debt. As a result, we have locked in an effective rate of 2.69 percent on $250 million of the $750 million repricing on January 18, 2011 compared to the current effective rate of 5.32 percent resulting in annual savings of $7 million. The interest rate on the remaining $500 million will be set based on the applicable treasury rate and spread for the maturity term we select on January 18, 2011. In addition, we expect the refinancing of maturing collateral trust bonds and redemption of subordinated deferrable debt with new collateral trust bonds at an average interest rate of 1.54 percent described above will result in annual savings of $20 million. Based on the combined savings of $27 million noted above, we expect to lower our overall effective rate of borrowing over the remainder of fiscal year 2011. We also have the opportunity to lock in additional savings when we refinance $710 million of member and retail medium-term notes maturing through May 31, 2011.

During the three months ended November 30, 2010, we elected to re-enter the retail notes market. We had not needed to obtain additional market funding through the issuance of retail notes since November 2009 when the outstanding balance had reached $1,093 million. We plan to use this as a supplemental source of funding through the remainder of fiscal year 2011. Based on past history, as well as recent retail notes issuances totaling $31 million in October and November 2010, we believe such market funding is available to us. The total balance of retail notes outstanding was $823 million at November 30, 2010, with $543 million of retail notes maturing over the next 12 months.

At November 30, 2010, we had $3,386 million in available lines of credit under unsecured syndicated credit facilities. We expect to renew our $967 million five-year revolving credit agreement maturing in March 2011 at approximately the current level due to improved liquidity and demand for credit from the bank loan market. As a result, we believe we will maintain our current level of commercial paper issuance capacity.

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report.

We believe that we have sufficient liquidity from the combination of capital markets issuance, member debt issuance and private placement of debt to the Federal Agricultural Mortgage Corporation and the Federal Financing Bank, as part of the funding mechanism for the Rural Economic Development Loan and Grant program, to satisfy our need for additional funding. At November 30, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and debt indentures.

New Accounting Pronouncements

During the six months ended November 30, 2010, we did not change or adopt any new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Results of Operations

The derivative cash settlements and derivative forward value line items for the three and six months ended November 30, 2009 were combined and reported as derivative gains (losses) in the non-interest income section of the condensed consolidated statement of operations to conform to the November 30, 2010 presentation.

Three and six months ended November 30, 2010 versus November 30, 2009 results of operations

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	Change	2010	2009	Change
Interest income	$250,518}	$264,919	$(14,401)	$501,571}	$534,376	$(32,805)
Interest expense	(212,401)	(226,977)	14,576}	(431,913)	(469,606)	37,693}
Net interest income	38,117}	37,942	175}	69,658}	64,770	4,888}
Recovery of (provision for) loan losses	27,253}	(1,577)	28,830}	39,541}	14,594	24,947}
Net interest income after recovery of (provision for) loan losses	65,370}	36,365	29,005}	109,199}	79,364	29,835}

Non-interest income:
Fee and other income	4,844}	4,106	738}	15,136}	7,840	7,296}
Derivative gains (losses)	47,311}	(3,144)	50,455}	(30,943)	(17,472)	(13,471)
Results of operations from foreclosed assets	(1,653)	21	(1,674)	(1,469)	608	(2,077)
Total non-interest income	50,502}	983	49,519}	(17,276)	(9,024)	(8,252)

Non-interest expense:
Salaries and employee benefits	(9,694)	(9,766)	72}	(22,720)	(19,684)	(3,036)
Other general and administrative expenses	(7,567)	(6,650)	(917)	(15,854)	(13,758)	(2,096)
(Provision for) recovery of guarantee liability	(166)	821	(987)	382}	3,216	(2,834)
Market adjustment on foreclosed assets	(1,540)	-	(1,540)	(1,855)	(1,750)	(105)
Loss on early extinguishment of debt	(3,928)	-	(3,928)	(3,928)	-	(3,928)
Other	(131)	(175)	44}	(227)	(321)	94}
Total non-interest expense	(23,026)	(15,770)	(7,256)	(44,202)	(32,297)	(11,905)

Income prior to income taxes	92,846}	21,578	71,268}	47,721}	38,043	9,678}

Income tax (expense) benefit	(2,174)	841	(3,015)	606}	809	(203)
Net income	90,672}	22,419	68,253}	48,327}	38,852	9,475}
Less: Net (income) loss attributable to noncontrolling interest	(3,225)	1,568	(4,793)	1,924}	1,377	547}
Net income attributable to CFC	$87,447}	$23,987	$63,460}	$50,251}	$40,229	$10,022}

TIER	1.43}	1.10		1.11}	1.08
Adjusted TIER (1)	1.20}	1.06		1.17}	1.09

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

Average balances and interest rates - Assets

	For the three months ended November 30,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$16,217,452}	$15,476,573	$226,397}	$225,550	5.60%	5.85%
Long-term variable-rate loans (1)	1,347,331}	2,295,925	11,345}	21,686	3.38	3.79
Short-term loans (1)	1,385,687}	1,713,386	10,346}	14,641	2.99	3.43
Non-performing loans	277,851}	523,795	-}	-	-}	-}
Total loans	19,228,321}	20,009,679	248,088}	261,877	5.18	5.25
Investments (2)	518,951}	287,051	1,004}	1,329	0.78	1.86
Fee income	-}	-	1,426}	1,713	-}	-}
Total	$19,747,272}	$20,296,730	$250,518}	$264,919	5.09	5.24

	Average balances and interest rates - Assets

	For the six months ended November 30,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$15,924,097}	$15,325,993}	$449,366}	$449,076}	5.63%	5.84%
Long-term variable-rate loans (1)	1,401,608}	2,458,061}	24,001}	48,251}	3.42	3.92
Short-term loans (1)	1,462,221}	1,806,136}	22,323}	30,676}	3.04	3.39
Non-performing loans	420,311}	523,777}	-}	-}	-}	-}
Total loans	19,208,237}	20,113,967}	495,690}	528,003}	5.15	5.24
Investments (2)	392,563}	637,631}	2,034}	2,986}	1.03	0.93
Fee income	-}	-}	3,847}	3,387}	-}	-}
Total	$19,600,800}	$20,751,598}	$501,571}	$534,376}	5.10	5.14
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash and equity securities.

	Analysis of changes in interest income

	For the three months ended November 30, 2010 vs. 2009			For the six months ended November 30, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease):
Long-term fixed-rate loans	$10,797}	$(9,950)	$847}	$17,525}	$(17,235)	$290}
Long-term variable-rate loans	(8,960)	(1,381)	(10,341)	(20,738)	(3,512)	(24,250)
Short-term loans	(2,800)	(1,495)	(4,295)	(5,841)	(2,512)	(8,353)
Total interest income on loans	(963)	(12,826)	(13,789)	(9,054)	(23,259)	(32,313)
Investments	1,074}	(1,399)	(325)	(1,148)	196}	(952)
Fee income	-}	(287)	(287)	-}	460}	460}
Total interest income	$111}	$(14,512)	$(14,401)	$(10,202)	$(22,603)	$(32,805)
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

During the three and six months ended November 30, 2010, interest income decreased 5 percent and 6 percent, respectively, compared to the prior-year period due to the 4 percent and 5 percent decrease in average loan volume and the 7 basis point and 9 basis point decrease in the average yield on loans, respectively. The average loan balance for the three and six months ended November 30, 2010 decreased compared to the prior-year period largely due to $504 million of repayments from power supply bridge loans with loan funds from RUS and the sale of $297 million of distribution and power supply loans to the Federal Agricultural Mortgage Corporation, a total of $130 million of which were advanced at the time of sale, both of which occurred since November 30, 2009. In addition, the average loan balance during the six months ended November 30, 2010 decreased $204 million compared with the prior-year period due to the prepayment of telecommunications loans as a result of the acquisition of one of our borrowers by a non-member in June 2010 and $472 million due to the transfer of control of ICC’s USVI entities to CFC in October 2010. ICC’s loans were non-performing and on non-accrual status; therefore, there was no impact on interest income as a result of the decrease to these loans.

The decrease in the average yield is influenced by the overall decline of the interest rates on new fixed-rate loans, and competitive pressure. As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. The financial crisis beginning in September 2008 increased our cost of issuing new debt and, therefore, long-term fixed rates were higher during the three and six months ended November 30, 2009. Since that time, corporate spreads tightened, thus allowing us to lower long-term fixed rates we offer on our new loans. The average long-term fixed rate interest rates we offered on electric loans for the three and six months ended November 30, 2010 decreased 100 basis points and 88 basis points, respectively, compared to the prior-year period.

The effect of changes to interest rates in the capital markets on our interest income was limited to a certain extent since 83 percent and 76 percent of our average loan balance was for long-term fixed-rate loans during the six months ended November 30, 2010 and 2009, respectively. Loans converting from a variable rate to a fixed rate since November 30, 2009 totaled $703 million, which was partially offset by loans that converted from a fixed to a variable rate totaling $494 million.

During the six months ended November 30, 2010, the weighted average interest rate for fixed-rate loans advanced of 4.12 percent and loans repaid of 5.38 percent were lower than the average yield on total long-term fixed-rate loans in the prior-year period of 5.84 percent.  Since advances outweighed repayments, resulting in a 4 percent increase in average loan volume for fixed-rate loans, there was a decrease to the yield on fixed-rate loans compared to the prior-year period.

In addition to lower rates being offered, our members selected shorter rate-terms for new fixed-rate loan advances during the six months ended November 30, 2010 compared to the prior-year period. The rate-terms with shorter duration carry lower fixed interest rates, which translates to lower average yields. The weighted-average term on fixed-rate advances was 6.6 years for the six months ended November 30, 2010, compared with 8.1 years for the prior-year period.

At November 30, 2010, approximately 54 percent of the outstanding balance of our interest-bearing line of credit loans were priced at rates lower than our standard line of credit interest rates because of loan syndications and due to competition for the line of credit loan business. Of the line of credit loans priced lower than our standard rates at November 30, 2010, 30 percent were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and is based on current market conditions rather than our standard line of credit rates.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Electric	$5,915}	$5,951	$12,101}	$11,991
Telecommunications	-}	7,264	7,404}	14,673
Total	$5,915}	$13,215	$19,505}	$26,664

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the court settlement of non-accrual loans to ICC. Loans remaining on non-accrual status relate primarily to restructured loans to CoServ. The decrease to interest income from holding CoServ’s loans on non-accrual status is largely offset by the reduction to the calculated impairment due to CoServ’s principal payments, which results in a reduction to the required loan loss provision or increases the recovery for the period. As a result, there is a limited effect on the overall financial statements from these non-accrual loans. During the six months ended November 30, 2010, CoServ made scheduled payments of $14 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $11 million to the calculated impairment.

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

Average balances and interest rates - Liabilities

	For the three months ended November 30,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1) (2)	$3,158,262}	$2,230,910	$(2,286)	$(1,964)	(0.29)%	(0.35)%
Medium-term notes (1)	3,977,454}	4,339,188	(61,096)	(65,902)	(6.16)	(6.09)
Collateral trust bonds (1)	4,975,172}	5,607,943	(75,247)	(81,585)	(6.07)	(5.84)
Subordinated deferrable debt (1)	180,907}	301,904	(2,830)	(4,915)	(6.27)	(6.53)
Subordinated certificates (1)	1,764,382}	1,757,277	(20,218)	(19,787)	(4.60)	(4.52)
Long-term private debt (1)	4,769,626}	4,824,387	(45,632)	(47,568)	(3.84)	(3.95)
Total debt	18,825,803}	19,061,609	(207,309)	(221,721)	(4.42)	(4.67)
Debt issuance costs (3)	-}	-	(2,541)	(2,625)	-}	-
Fee expense (4)	-}	-	(2,551)	(2,631)	-}	-
Total	$18,825,803}	$19,061,609	$(212,401)	$(226,977)	(4.53)	(4.78)

Derivative cash settlements (5)	$11,349,821}	$11,573,493	$(373)	$(10,706)	(0.01)%	(0.37)%
Adjusted interest expense (6)	18,825,803}	19,061,609	(212,774)	(237,683)	(4.53)	(5.00)

Average balances and interest rates - Liabilities

	For the six months ended November 30,
	2010	2009	2010	2009	2010	2009
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1) (2)	$2,613,217}	$2,350,929	$(4,009)	$(5,186)	(0.31)%	(0.44)%
Medium-term notes (1)	4,080,510}	4,987,385	(124,200)	(150,497)	(6.07)	(6.02)
Collateral trust bonds (1)	5,102,748}	5,393,709	(153,796)	(160,178)	(6.01)	(5.92)
Subordinated deferrable debt (1)	241,765}	301,895	(7,746)	(9,831)	(6.39)	(6.50)
Subordinated certificates (1)	1,760,966}	1,728,401	(40,524)	(38,807)	(4.59)	(4.48)
Long-term private debt (1)	4,651,405}	4,645,023	(91,624)	(93,554)	(3.93)	(4.02)
Total debt	18,450,611}	19,407,342	(421,899)	(458,053)	(4.56)	(4.71)
Debt issuance costs (3)	-}	-	(5,118)	(5,605)	-}	-
Fee expense (4)	-}	-	(4,896)	(5,948)	-}	-
Total	$18,450,611}	$19,407,342	$(431,913)	$(469,606)	(4.67)	(4.83)

Derivative cash settlements (5)	$11,251,958}	$11,665,572	$(4,835)	$(14,200)	(0.09)%	(0.24)%
Adjusted interest expense (6)	18,450,611}	19,407,342	(436,748)	(483,806)	(4.72)	(4.97)
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

	Analysis of changes in interest expense

	For the three months ended November 30, 2010 vs. 2009			For the six months ended November 30, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease:
Commercial paper and bank bid notes	$(816)	$494}	$(322)	$(579)	$1,756}	$1,177}
Medium-term notes	5,494}	(688)	4,806}	27,365}	(1,068)	26,297}
Collateral trust bonds	9,206}	(2,868)	6,338}	8,641}	(2,259)	6,382}
Subordinated deferrable debt	1,970}	115}	2,085}	1,958}	127}	2,085}
Subordinated certificates	(80)	(351)	(431)	(731)	(986)	(1,717)
Long-term private debt	540}	1,396}	1,936}	(129)	2,059}	1,930}
Total interest expense on debt	16,314}	(1,902)	14,412}	36,525}	(371)	36,154}
Debt issuance costs	-}	84}	84}	-}	487}	487}
Fee expense	-}	80}	80}	-}	1,052}	1,052}
Total interest expense	$16,314}	$(1,738)	$14,576}	$36,525}	$1,168}	$37,693}

Derivative cash settlements (4)	$207}	$10,126}	$10,333}	$503}	$8,862}	$9,365}
Adjusted interest expense (5)	2,940}	21,969}	24,909}	23,850}	23,208}	47,058}
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
(4) For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements that resulted from the change in the average notional amount of derivative contracts outstanding. Variance due to average rate represents the change in derivative cash settlements that resulted from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(5) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

During the three months ended November 30, 2010, interest expense decreased 6 percent compared with the same prior-year period primarily due to the 25 basis point reduction in the total cost of debt. The largest factor contributing to this decrease was our refinancing of maturing debt with commercial paper based on our available issuance capacity, resulting in an increased utilization of commercial paper in our overall funding mix. At an average cost of 0.29 percent for the three months ended November 30, 2010, commercial paper is our lowest-cost source of debt funding and represented 17 percent of the total average debt outstanding compared with 12 percent for the prior-year period.

During the six months ended November 30, 2010, interest expense decreased 8 percent compared to the same prior-year period primarily due to the 16 basis point reduction to the total cost of debt and the 5 percent decrease in the average balance of debt outstanding. The lower cost of debt was the result of increasing commercial paper in our overall funding mix during the second quarter of fiscal year 2011 as noted above. The decrease in the average debt outstanding was due to the 5 percent decrease in the average loan balance during the six months ended November 30, 2010 and a higher average debt balance in the prior-year period due to prefunding large debt maturities. We prefunded large debt maturities during the three months ended November 30, 2009 as part of an initiative to maintain commercial paper issuance capacity in reserve in order to minimize liquidity risk due to market conditions at that time.

The adjusted interest expense, which includes all derivative cash settlements, was $213 million and $437 million for the three and six months ended November 30, 2010, respectively, compared to $238 million and $484 million for the three and six months ended November 30, 2009. The adjusted interest expense was lower during the three and six months ended November 30, 2010 due to the lower interest expense noted above partially offset by the decrease in the derivative cash settlements expense discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended November 30,
	2010	2009	2010	2009
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$250,518}	$264,919	5.09%	5.24%
Total interest expense	(212,401)	(226,977)	(4.53)	(4.78)
Net interest income/Net yield (cost)	$38,117}	$37,942	0.56%	0.46%
Derivative cash settlements	(373)	(10,706)	(0.01)	(0.37)
Adjusted net interest income/Adjusted net yield (1)	$37,744}	$27,236	0.56	0.24

	Average interest rates – Assets and Liabilities

	For the six months ended November 30,
	2010	2009	2010	2009
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$501,571}	$534,376	5.10%	5.14%
Total interest expense	(431,913)	(469,606)	(4.67)	(4.83)
Net interest income/Net yield (cost)	$69,658}	$64,770	0.43%	0.31%
Derivative cash settlements	(4,835)	(14,200)	(0.09)	(0.24)
Adjusted net interest income/Adjusted net yield (1)	$64,823}	$50,570	0.38	0.17
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

Analysis of changes in net interest income

	For the three months ended			For the six months ended
	November 30, 2010 vs. 2009			November 30, 2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$16,425}	$(16,250)	$175}	$26,323}	$(21,435)	$4,888}
Increase (decrease) in adjusted net interest income	3,051}	7,457}	10,508}	13,648}	605}	14,253}
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

The net interest income for the three months ended November 30, 2010 remained relatively flat compared with the prior-year period despite the 10 basis point increase in the average net yield. During the three months ended November 30, 2010, we were able to offset the decrease in interest income due to the $781 million, or 4 percent, decrease in average loan volume and the 7 basis point decrease in the average yield of our loan portfolio with the 25 basis point decrease in the overall cost of debt.

During the six months ended November 30, 2010, the net interest income increased by $5 million, or 8 percent, compared with the same prior-year period. This increase was due to the 16 basis point reduction in the overall cost of debt, partly offset by the 9 basis point decrease in the average yield of our loan portfolio. The $957 million, or 5 percent, decrease in the average debt volume was offset by the $906 million, or 5 percent, decrease in average loan volume.

The adjusted net interest income, which includes all derivative cash settlements, for the three and six months ended November 30, 2010 was $38 million and $65 million, respectively, an increase compared to $27 million and $51 million for the three and six months ended November 30, 2009. The increase in adjusted net interest income for both the three and six months ended November 30, 2010 as compared to the prior-year periods was primarily due to the reduction to cash settlements expense described further in the discussion of non-interest income, as well as the increase to net interest income as described above.

Recovery of Loan Losses
During the three months ended November 30, 2010, there was a loan loss recovery of $27 million compared to a provision of $2 million for the prior-year period. The recovery of loan losses for the three months ended November 30, 2010 was primarily due to a decrease in the reserves held for impaired loans as a result of an increase in the fair value of the collateral securing such impaired loans and due to principal repayments on impaired loans. Specifically, there was a recovery of $21 million due to an increase in the fair value of the collateral securing impaired loans and there was a recovery of $5 million due to principal repayments on impaired loans.

The recovery of loan losses of $40 million for the six months ended November 30, 2010 was the result of an increase in the fair value of the collateral securing impaired loans, principal repayments on impaired loans, improvements to the weighted average portfolio risk rating and a decrease to the required reserves for large exposures. There was a reduction to impaired loan reserves of $15 million due to an increase in the fair value of the collateral securing impaired loans and there was a recovery of $11 million due to principal repayments on impaired loans.  In addition, there was a decrease of $8 million to the general reserve due to decreases in the weighted average risk rating and weighted average maturity for the loans in the general reserve, partly offset by an increase in the total loans in the general reserve. There was also a $5 million reduction to the unallocated reserve associated with large loan exposures due to loan repayments and improvement to the average internal risk rating during the six months ended November 30, 2010 for borrowers that meet the exposure threshold.

Non-interest Income
Non-interest income increased by $50 million for the three months ended November 30, 2010 compared to the prior-year period primarily due to the $50 million increase in derivative gains. Non-interest income also includes a $2 million net loss representing the results of operations of foreclosed assets for USVI entities transferred to CFC on October 6, 2010. Non-interest income decreased by $8 million for the six months ended November 30, 2010 compared to the prior-year period primarily due to the $13 million increase in derivative losses and the $2 million net loss for USVI entities in foreclosed assets offset by the $7 million increase in fee income.

The derivative gains (losses) line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	Net Change	2010	2009	Net Change
Derivative cash settlements	$(373)	$(10,706)	$10,333}	$(4,835)	$(14,200)	$9,365}
Derivative forward value	47,684}	7,562	40,122}	(26,108)	(3,272)	(22,836)
Derivative gains (losses)	$47,311}	$(3,144)	$50,455}	$(30,943)	$(17,472)	$(13,471)

The derivative forward value, which represents the change in fair value of our interest rate swaps during the reporting period, increased by $40 million and decreased by $23 million for the three and six months ended November 30, 2010, respectively, compared to the prior-year periods. The change in the fair value of our derivative contracts was due to significant changes in the estimate of future interest rates over the remaining life of our derivative contracts. The swap valuation curve increased on average by 42 basis points during the three months ended November 30, 2010, which caused an increase in the fair value of pay fixed/receive variable interest rate swaps, particularly those with long-dated maturities. Long-term swap rates increased largely due to the change in control in the House of Representatives and the Federal Reserve's $600 billion quantitative easing program.  The change in control of the House of Representatives was expected to increase pressure to extend the Bush tax cuts for all individuals and the quantitative easing program was expected to result in lower yields on long-term U.S. Treasury bonds. However, the actual result was that investors began selling their positions which caused the rates on long-term U.S. Treasury bonds to increase.  Adding to this was that investors were moving from government debt toward higher yield corporate and equity funds. Short-term swap rates remained low due to the expectation that the federal funds rate will remain stable. The increase in fair value of pay fixed/receive variable interest rate swaps during the three months ended November 30, 2010 outweighed the losses in fair value for pay variable/receive fixed interest rate swaps as 52 percent of our derivative contracts are pay fixed/receive variable interest rate swaps at November 30, 2010.

The average swap valuation curve increase in the second quarter of fiscal year 2011, was offset by the average decrease of 82 basis points during the first quarter of fiscal year 2011, resulting in a net average decrease of 40 basis point for the six months ended November 30, 2010. This caused a reduction in the fair value of pay fixed/receive variable interest rate swaps that was partially outweighed by the gains in fair value for pay variable/receive fixed interest rate swaps for the six months ended November 30, 2010.

The decrease to cash settlements expense during the three and six months ended November 30, 2010 was largely due to the increase in variable interest rates. At November 30, 2010, we receive a variable interest rate payment on 52 percent of the interest rates swaps, a slight increase from 51 percent at November 30, 2009. The increase in the variable interest rates for the three and six months ended November 30, 2010 compared to the prior-year periods results in an increase to the amount we received on 52 percent of our interest rate swaps and therefore a reduction to the net total we paid on our interest rate swaps as compared to the prior-year periods. There was also an increase to fee income during the six months ended November 30, 2010 of $6 million related to the prepayment of loans to a telecommunications borrower that was partially offset by cash settlements expense of $3 million representing the fee we paid to terminate interest rate swaps used in the funding of such loans.

Non-interest Expense
The $7 million increase to non-interest expense for the three months ended November 30, 2010 compared with the prior-year period was primarily due to the $4 million loss on early extinguishment of debt relating to the redemption of $125 million subordinated deferrable notes. The $12 million increase to non-interest expense for the six months ended November 30, 2010 compared with the prior-year period was due to the $4 million loss on early extinguishment of debt, as well as increases to salaries and employee benefits expense and other general and administrative expenses and the smaller recovery of guarantee liability. The $3 million increase to salaries and employee benefits expense was mainly due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees. Other general and administrative expenses increased $2 million primarily due to the increase in legal fees and other expenses related to the transfer of control of ICC’s USVI operating entities to CFC. The smaller recovery of guarantee liability was due to a minimal change in guarantees outstanding during the six months ended November 30, 2010 compared with a significant decrease in the guarantees outstanding during the prior-year period.

Noncontrolling Interest
Noncontrolling interest for the three months ended November 30, 2010 contributed $0.3 million of consolidated net loss from RTFC and $3.5 million of consolidated net income from NCSC compared with net losses of $0.2 million and $1.4 million for RTFC and NCSC, respectively, for the three months ended November 30, 2009. Noncontrolling interest for the six months ended November 30, 2010 contributed $0.7 million and $1.2 million of net loss for RTFC and NCSC, respectively, compared with $0.5 million and $0.9 million of net loss for RTFC and NCSC, respectively, for the prior-year period. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Net Income
The change in the items described above resulted in a net income of $91 million and $48 million for the three and six months ended November 30, 2010, respectively, compared with net income of $22 million and $39 million in the prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $43 million and $74 million for the three and six months ended November 30, 2010, respectively, compared with an adjusted net income of $15 million and $42 million for the same prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010		2009
Income prior to cumulative effect of
change in accounting principle	$90,672}	$22,419	$48,327}		$38,852
Add: fixed charges	212,446}	227,005	431,995}		469,665
Less: interest capitalized	(45)	(28)	(82)		(59)
Earnings available for fixed charges	$303,073}	$249,396	$480,240}		$508,458

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$212,401}	$226,977	$431,913}		$469,606
Interest capitalized	45}	28	82}		59
Total fixed charges	$212,446}	$227,005	$431,995}		$469,665
Ratio of earnings to fixed charges	1.43}	1.10	1.11	}	1.08

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	November 30, 2010		May 31, 2010		(Decrease)
Loans by type (1) (2):
Long-term loans:
Long-term fixed-rate loans	$16,246,206}	85%	$15,412,987	80%	$833,219}
Long-term variable-rate loans	1,337,656}	7	2,088,829	11	(751,173)
Loans guaranteed by RUS	228,877}	1	237,356	1	(8,479)
Total long-term loans	17,812,739}	93	17,739,172	92	73,567}
Short-term loans	1,324,470}	7	1,599,233	8	(274,763)
Total loans	$19,137,209}	100%	$19,338,405	100%	$(201,196)

					Increase/
(dollar amounts in thousands)	November 30, 2010		May 31, 2010		(Decrease)
Loans by segment (1):
CFC:
Distribution	$13,993,120}	73%	$13,459,053	70%	$534,067}
Power supply	3,604,022}	19	3,769,794	19	(165,772)
Statewide and associate	91,628}	-	86,182	-	5,446}
CFC total	17,688,770}	92	17,315,029	89	373,741}
RTFC	955,411}	5	1,671,893	9	(716,482)
NCSC	493,028}	3	351,483	2	141,545}
Total loans	$19,137,209}	100%	$19,338,405	100%	$(201,196)
(1) Includes loans classified as restructured and non-performing.
(2) Loans are classified as long-term or short-term based on their original maturity.

The decrease in loans outstanding from May 31, 2010 to November 30, 2010 was largely due to the $472 million reduction in non-performing loans related to the ICC bankruptcy settlement, in addition to RTFC loan prepayments, repayments of power supply bridge loans and loan sales during the period. The prepayment of telecommunication loans totaling $204 million was related to the acquisition of one of our borrowers by a non-member. We also had approximately $212 million of repayments from power supply bridge loans with loan funds from RUS during the six months ended November 30, 2010. These bridge loans were advanced with the expectation that they would be repaid once RUS funds were advanced. We sold $198 million of distribution and power supply loans to the Federal Agricultural Mortgage Corporation, a total of $108 million of which were advanced at the time of sale. Distribution and NCSC loans increased due to members taking advantage of the lower interest rate environment to refinance their debt borrowed from other lenders. These refinancings accounted for increases of $843 million and $57 million to distribution and power supply loans, respectively, and $121 million to NCSC loans.

The following table summarizes loans and guarantees outstanding by segment:

(dollar amounts in thousands)	November 30, 2010		May 31, 2010		Increase/
	Amount	% of Total	Amount	% of Total	(Decrease)
CFC:
Distribution	$14,224,535}	70%	$13,680,956	67%	$543,579}
Power supply	4,452,990}	22	4,654,622	22	(201,632)
Statewide and associate	112,817}	1	108,214	1	4,603}
CFC total	18,790,342}	93	18,443,792	90	346,550}
RTFC	956,232}	5	1,672,529	8	(716,297)
NCSC	545,574}	2	393,193	2	152,381}
Total	$20,292,148}	100%	$20,509,514	100%	$(217,366)

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At November 30, 2010 and May 31, 2010, loans outstanding to members in any one state or territory did not exceed 17 percent of total loans outstanding.

At November 30, 2010 and May 31, 2010, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.6 percent, respectively, of total loans and guarantees outstanding. At November 30, 2010, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2010, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure by type and by segment:

	November 30, 2010		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$3,019,912}	15%	$3,478,271	17%	$(458,359)
Guarantees	316,123}	1	342,325	2	(26,202)
Total credit exposure to 10 largest borrowers	$3,336,035}	16%	$3,820,596	19%	$(484,561)

Total by segment:
CFC	$3,313,535}	16%	$3,274,247	16%	$39,288}
RTFC	-}	-	523,849	3	(523,849)
NCSC	22,500}	-	22,500	-	-}
Total credit exposure to 10 largest borrowers	$3,336,035}	16%	$3,820,596	19%	$(484,561)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	November 30, 2010		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Total by type:
Loans	$2,143,620}	11%	$2,041,099	10%	$102,521}
Guarantees	314,551}	1	320,761	2	(6,210)
Total unsecured credit exposure	$2,458,171}	12%	$2,361,860	12%	$96,311}

Total by segment:
CFC	$2,051,626}	10%	$2,049,365	10%	$2,261}
RTFC	236,018}	1	242,548	2	(6,530)
NCSC	170,527}	1	69,947	-	100,580}
Total unsecured credit exposure	$2,458,171}	12%	$2,361,860	12%	$96,311}

Pledging of Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Total loans to members	$19,137,209}	$19,338,405
Less: Total secured debt or debt requiring
collateral on deposit (1)	(10,139,301)	(10,094,301)
Less: Excess collateral pledged or on deposit (2)	(1,922,417)	(1,834,358)
Unencumbered loans	$7,075,491}	$7,409,746

Unencumbered loans as a percentage of total loans	37%	38} %
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

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Non-performing loans (1)	$101,261	$560,527
Percent of loans outstanding	0.53%	2.90%
Percent of loans and guarantees outstanding	0.50	2.73

Restructured loans	$488,794	$508,044
Percent of loans outstanding	2.55%	2.63%
Percent of loans and guarantees outstanding	2.41	2.48

Total non-performing and restructured loans	$590,055	$1,068,571
Percent of loans outstanding	3.08%	5.53%
Percent of loans and guarantees outstanding	2.91	5.21

Total non-accrual loans	$540,553	$1,022,924
Percent of loans outstanding	2.82%	5.29%
Percent of loans and guarantees outstanding	2.66	4.99
(1) Non-performing loans on non-accrual status at November 30, 2010 totaled $92 million. All loans classified as non-performing were on non-accrual status at May 31, 2010.

On October 6, 2010, CFC took control of the USVI operating entities of ICC. The entities transferred had a fair value of $128 million at that date. Due to the transfer of control, the prior loan balance of $538 million was increased by $14 million to satisfy payment requirements under an inter-creditor agreement and transaction fees and reduced by $30 million for the redemption of preferred stock, $128 million fair value of the entities transferred and a charge-off of $328 million. In addition, CFC recorded an investment of $216 million to foreclosed assets including the $128 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or settle third-party obligations.

ICC’s British Virgin Islands and St. Maarten entities, which represent collateral for the $66 million of loans outstanding at November 30, 2010 to ICC, remain subject to pending transfer. Notwithstanding the completion of the transfer of control, Jeffrey Prosser and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC, therefore, anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at November 30, 2010.

The non-performing loans included $26 million and $25 million at November 30, 2010 and May 31, 2010, respectively, to Naknek Electric Association, a distribution electric cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010. The remaining $9 million of non-performing loans at November 30, 2010 were outstanding to a telecommunications borrower that provides local telephone services. This borrower is more than 90 days past due on debt service payments and the situation is still in the process of being resolved. As of November 30, 2010, we were still accruing interest on loans to this borrower.

At November 30, 2010 and May 31, 2010, we had restructured loans totaling $489 million to two borrowers and $508 million to three borrowers, respectively, all of which were performing according to their restructure agreements. At November 30, 2010 and May 31, 2010, we had $448 million and $462 million, respectively, of restructured loans on non-accrual status to CoServ. We are not recognizing interest income on this loan; however, as long as it remains on non-accrual status, we experience a reduction in the calculated impairment and, therefore, our required allowance for loan losses related to each quarterly principal repayment. During the six months ended November 30, 2010, CoServ made scheduled payments of $14 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $11 million to the calculated impairment.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Management believes the allowance for loan losses is adequate to cover estimated probable portfolio losses. Activity in the allowance for loan losses is summarized below:

	As of and for the three months ended		As of and for the six months ended			As of and for the year ended
	November 30,		November 30,			May 31,
(dollar amounts in thousands)	2010	2009	2010		2009	2010
Beginning balance	$580,539}	$606,839	$592,764}		$622,960	$622,960
(Recovery of ) provision for loan losses	(27,253)	1,577	(39,541)		(14,594)	(30,415)
Net (charge-off) recovery	(327,740)	42	(327,677)		92	219
Ending balance	$225,546}	$608,458	$225,546}		$608,458	$592,764
`
Loan loss allowance by segment:
CFC (1)	$225,543}	$608,402	$225,543}		$608,402	$592,746
NCSC (1)	3}	56	3}		56	18
Total	$225,546}	$608,458	$225,546}		$608,458	$592,764

As a percentage of total loans outstanding			1.18}	%	3.08%	3.07%
As a percentage of total non-performing loans outstanding			222.74}		116.15	105.75
As a percentage of total restructured loans outstanding			46.14}		116.38	116.68
As a percentage of total loans on non-accrual			41.73}		60.82	57.95
(1) CFC indemnifies RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC. The NCSC loan loss allowance is required to cover the exposure for consumer loans of $0.02 million and $0.1 million at November 30, 2010 and May 31, 2010, respectively, and $0.4 million at November 30, 2009.

Our loan loss allowance decreased by $367 million from May 31, 2010 to November 30, 2010 primarily due to the charge-off of $328 million related to the transfer of the USVI entities to CFC on October 6, 2010.  See Recovery of Loan Losses in the Results of Operations for more details about the loan loss recovery for the three and six months ended November 30, 2010. At November 30, 2010 and May 31, 2010, there is a total specific loan loss allowance balance of $83 million and $437 million, respectively, related to impaired loans to four borrowers, totaling $581 million and $1,064 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010	Increase/ (Decrease)
Commercial paper (1)	$2,655,246}	$2,264,230	$391,016}
Bank bid notes	270,000}	30,000	240,000}
Collateral trust bonds	5,212,987}	5,469,245	(256,258)
Notes payable	4,966,623}	4,666,518	300,105}
Medium-term notes	3,880,518}	4,230,865	(350,347)
Subordinated deferrable debt	186,440}	311,440	(125,000)
Membership certificates	643,083}	643,211	(128)
Loan certificates	629,558}	648,342	(18,784)
Guarantee certificates	120,671}	121,312	(641)
Member capital securities	397,850}	397,850	-}
Total debt outstanding	$18,962,976}	$18,783,013	$179,963}
Percentage of fixed-rate debt (2)	82%	81%
Percentage of variable-rate debt (3)	18	19

Percentage of long-term debt (4)	85%	88%
Percentage of short-term debt (4)	15	12
(1) Includes $441 million and $372 million related to the daily liquidity fund at November 30, 2010 and May 31, 2010, respectively.
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
(4) Debt is classified as long-term or short-term based on their original maturity.

Total debt outstanding remained relatively flat during the six months ended November 30, 2010. There was a shift in the type of funding used as we refinanced maturing term debt with commercial paper resulting in commercial paper representing a higher percentage of the total debt outstanding. In July 2010, $400 million of variable-rate collateral trust bonds matured, and in October 2010, $500 million of 4.375 percent collateral trust bonds matured. In September 2010, we redeemed $125 million of 6.75 percent subordinated deferrable debt. These debt maturities were refinanced with a combination of commercial paper, collateral trust bonds and private placement debt with the Federal Agricultural Mortgage Corporation. In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In September 2010 and October 2010, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation as follows:
•	$250 million two-month note at a fixed interest rate of 0.65 percent. In November 2010, this amount was refinanced with $250 million of two-month notes at a fixed interest rate of 0.62 percent; and
•	$150 million four-month note at a fixed interest rate of 0.67 percent.

The following table provides additional information on the debt instruments we offer at November 30, 2010.

Debt Instrument	Maturity Range	Rate Options	Market	Security
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured
Bank bid notes	Up to 3 months	Fixed rate (1)	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Fixed rate (1)	Public capital markets and members	Unsecured
Collateral trust bonds	Up to 30 years	Fixed or variable rate	Public capital markets	Secured (2)
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured
Notes payable to the Federal Financing Bank	Range from 3 months to 20 years	Fixed	Private placement	Unsecured (3)
Notes payable to Federal Agricultural Mortgage Corporation	Up to 7 years	Fixed or variable rate	Private placement	Secured (4)
Other notes payable	Up to 30 years	Fixed or variable rate	Private placement	Varies (5)
Subordinated deferrable debt (6)	Up to 39 years	Fixed or variable rate	Public capital markets	Unsecured (7)
Subordinated certificates	Up to 100 years (8)	Varies	Members	Unsecured (9)

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
(3) Represent notes payable issued to the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt.
(4) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
(5) At November 30, 2010, other notes payable represent unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
(6) We have the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. We have the right to call the subordinated deferrable debt any time after five years, at par. To date, we have not exercised our option to suspend interest payments.
(7) Subordinate and junior in right of payment to senior debt and the debt obligations we guarantee, but senior to subordinated certificates.
(8) Membership subordinated certificates generally mature 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance. Member capital securities mature 35 years from issuance. Member capital securities are callable at par by CFC starting five years from the date of issuance and anytime thereafter.
(9) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

Equity
At November 30, 2010, total equity decreased by $3 million from May 31, 2010 due to the board-authorized patronage capital retirement of $51 million mostly offset by net income of $48 million for the six months ended November 30, 2010.

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

Contractual Obligations
The following table summarizes our long-term contractual obligations and the scheduled reductions for the remainder of the year ended May 31, 2011, the next four fiscal years and thereafter as follows:

(dollar amounts in millions)						More than 5
Contractual Obligations (1)	2011	2012	2013	2014	2015	years	Total
Long-term debt due in less than one year	$1,197	$296	$-	$-	$-	$-	$1,493
Long-term debt	-	1,878	654	2,381	424	7,242	12,579
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	4	37	27	29	1,473	1,570
Operating leases (3)	2	1	-	-	-	-	3
Contractual interest on long-term debt (4)	402	750	639	571	522	6,819	9,703
Total contractual obligations	$1,601	$2,929	$1,330	$2,979	$975	$15,720	$25,534
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $210 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.
(3) Primarily represents the payment obligation related to our lease of office space for our headquarters facility through the term of the lease ending on October 17, 2011. Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2012, the future minimum lease payments for fiscal years 2012 and 2013 would increase to $4 million and $1 million, respectively. Assuming we exercise the option to extend the lease for an additional one-year period in fiscal year 2013, the future minimum lease payments for fiscal years 2013 and 2014 would increase to $4 million and $1 million, respectively.
(4) Represents the interest obligation on our debt based on terms and conditions at November 30, 2010.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$582,265}	$601,625	$(19,360)
Indemnifications of tax benefit transfers	65,991}	69,982	(3,991)
Letters of credit	388,355}	380,076	8,279}
Other guarantees	118,328}	119,426	(1,098)
Total	$1,154,939}	$1,171,109	$(16,170)
Total by segment:
CFC	$1,101,572}	$1,128,763	$(27,191)
RTFC	821}	636	185}
NCSC	52,546}	41,710	10,836}
Total	$1,154,939}	$1,171,109	$(16,170)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system. At November 30, 2010 and May 31, 2010, 73 percent of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the six months ended November 30, 2010 is primarily due to normal amortization of guaranteed debt, partly offset by new letters of credit issued during the period. At November 30, 2010 and May 31, 2010, we recorded a guarantee liability totaling $23 million, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at November 30, 2010, and the related notional principal amortization and maturities for the remainder of the year ended May 31, 2011, the next four fiscal years and thereafter as follows:

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding						Remaining
(dollar amounts in thousands)	Balance	2011	2012	2013	2014	2015	Years
Guarantees (1)	$1,154,939	$178,279	$256,457	$128,721	$56,923	$87,089	$447,470
(1) On a total of $531 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At November 30, 2010, our unadvanced loan commitments totaled $14,228 million, an increase of $34 million over the $14,194 million unadvanced at May 31, 2010. These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced. Approximately 62 percent and 64 percent of the unadvanced commitments at November 30, 2010 and May 31, 2010, respectively, were for short-term line of credit loans. Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2010 was 35.92-to-1, an increase from 35.33-to-1 at May 31, 2010. The increase in the leverage ratio is due to the increase of $242 million in total liabilities and the decrease of $3 million in total equity offset by the decrease of $16 million in guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt, subordinated certificates and minority interest (noncontrolling interest) to calculate adjusted equity. Due to current accounting standards on noncontrolling interests, minority interest (noncontrolling interest) is reported as equity on the condensed consolidated balance sheets as of November 30, 2010 and May 31, 2010. As a result, it is not necessary to adjust equity to include minority interest (noncontrolling interest).

At November 30, 2010 and May 31, 2010, the adjusted leverage ratio was 6.74-to-1 and 6.34-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make in our leverage ratio calculation. The increase in the adjusted leverage ratio is due to the increase of $322 million in adjusted liabilities and the decrease of $122 million in adjusted equity, offset by the decrease of $16 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt-to-equity ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio, based on this formula at November 30, 2010, was 33.94-to-1, an increase from 33.33-to-1 at May 31, 2010. The increase in the debt-to-equity ratio is due to an increase of $242 million in total liabilities and a decrease of $3 million in total equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At November 30, 2010 and May 31, 2010, the adjusted debt-to-equity ratio was 6.31-to-1 and 5.93-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $322 million in adjusted liabilities and the decrease of $122 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At November 30, 2010, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through May 31, 2012. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at
November 30, 2010, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed a minimum attainable level of member medium-term notes and retail note investments based on our recent historical trend. We assumed the issuance of other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our fixed-rate loan portfolio and to allow our revolving lines of credit to provide 100 percent backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities, but rather the assumed use of excess cash to pay down the commercial paper balance. We assumed the issuance or repayment of commercial paper to maintain excess sources of liquidity over uses of liquidity within a range of $350 million to $450 million.

	Projected Uses of Liquidity				Projected Sources of Liquidity					Cumulative
		Debt			Long-term	Debt-Issuance				excess
(dollar amounts in millions)	Long-term debt maturities	repayment-commercial paper	Long-term loan advances	Total uses of liquidity	loan Amortization & prepayment	Commercial paper	Other long-term debt	Medium-term notes	Total sources of liquidity	sources over uses of liquidity
2Q11										$ 339
3Q11	$ 859	$ -	$ 591	$ 1,450	$ 324	$ 450	$ 600	$ 100	$ 1,474	363
4Q11	334	-	229	563	239	-	250	100	589	389
1Q12	120	150	198	468	355	-	-	100	455	376
2Q12	168	250	151	569	448	-	-	100	548	355
3Q12	81	100	168	349	309	-	-	100	409	415
4Q12	1,800	-	269	2,069	363	-	1,600	100	2,063	409
Totals	$ 3,362	$ 500	$ 1,606	$ 5,468	$ 2,038	$ 450	$ 2,450	$ 600	$ 5,538

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through May 31, 2012. These estimates will change on a quarterly basis based on many factors.

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

In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $1,190 million and represented 6 percent of total debt outstanding at November 30, 2010. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2011.

During the three months ended November 30, 2010, we elected to re-enter the retail notes market. We had not needed to obtain additional market funding through the issuance of retail notes since November 2009 when the outstanding balance had reached $1,093 million. We plan to use this as a supplemental source of unsecured funding through the remainder of fiscal year 2011. The total balance of retail notes outstanding was $823 million at November 30, 2010.

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

In September 2010 and October 2010, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation as follows:
•	$250 million two-month note at a fixed interest rate of 0.65 percent. In November 2010, this amount was refinanced with $250 million of two-month notes at a fixed interest rate of 0.62 percent; and
•	$150 million four-month note at a fixed interest rate of 0.67 percent.

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report. As a result, we have $2,013 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation through the filling date, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation at favorable pricing.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,366 million over the next 12 months.

Member Loan Interest Payments
During the six months ended November 30, 2010, interest income on the loan portfolio was $496 million, representing an average yield of 5.15 percent compared with 5.24 percent for the six months ended November 30, 2009. For the past three fiscal years, interest income on the loan portfolio has averaged $1,043 million. At November 30, 2010, 86 percent of the total loans outstanding had a fixed rate of interest, and 14 percent of loans outstanding had a variable rate of interest. At November 30, 2010, 3 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Facility
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	November 30, 2010	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Five-year agreement	967,313	967,313	March 22, 2011	6 basis points
Three-year agreement (2)	1,369,919	1,334,309	March 8, 2013	25 basis points
Total	$3,386,232	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) The available amount presented at November 30, 2010 and May 31, 2010 is reduced by total letters of credit outstanding of $15.1 million and $0.7 million, respectively.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement by $50 million to a total of $1,385 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities.

Member Investments
At November 30, 2010 and May 31, 2010, members provided 21 percent and 20 percent, respectively, of total debt outstanding. Below is a table showing the components of our member investments included in total debt outstanding:

	November 30, 2010		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,683,754	63%	$1,371,159	61%	$312,595}
Medium-term notes	544,684	14	634,401	15	(89,717)
Members’ subordinated certificates	1,791,162	100	1,810,715	100	(19,553)
Total	$4,019,600		$3,816,275		$203,325}

Percentage of total debt outstanding	21%		20%
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $441 million and $372 million related to the daily liquidity fund at November 30, 2010 and May 31, 2010, respectively.

Member commercial paper investments averaged $1,175 million outstanding during the last three fiscal years and the six months ended November 30, 2010. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Cash Flows from Operations
For the six months ended November 30, 2010, cash flows provided by operating activities were $46 million compared with $33 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At November 30, 2010 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2010	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.13	1.25

Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.12	1.12

Maximum ratio of senior debt to total equity	10.00	6.55	6.15
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure up to $7,500 million on any other indebtedness of CFC. Such amount under our revolving credit agreement terminating on March 22, 2011 is limited to $7,000 million.

As of November 30, 2010, the amount of our secured borrowings under all three revolving credit agreements was $4,914 million.

The following represents our required and actual financial ratios under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
		1994 Collateral Trust Bonds and U.S. Medium-Term Notes Indentures
	Requirement	November 30, 2010	May 31, 2010
Maximum ratio of senior debt to total equity	20.00	7.32	6.78

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

The $3,000 million of notes payable to the Federal Financing Bank as part of the funding mechanism for the Rural Economic Development Loan and Grant program at November 30, 2010 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,465 million at November 30, 2010, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5 percent of total patronage capital. At November 30, 2010, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At November 30, 2010, both, Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	November 30, 2010	May 31, 2010
Collateral trust bonds	100%	150%	121%	114%
Federal Agricultural Mortgage Corporation	100	150	118	132
Clean Renewable Energy Bonds Series 2009A (1)	100	150	131	125
Federal Financing Bank (2)	100	150	115	119
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $11 million and $13 million as of November 30, 2010 and May 31, 2010, respectively.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans previously approved. At November 30, 2010, unadvanced loan commitments totaled $14,228 million. We do not expect to advance the full amount of the unadvanced commitments. Unadvanced commitments generally expire within five years of the first advance on a loan, and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 62 percent of the outstanding commitments at November 30, 2010 were for short-term or line of credit loans. We expect to fund long-term loan advances totaling $1,169 million over the next 12 months either from new loans approved to members or from unadvanced commitments.

Interest Expense on Debt
For the six months ended November 30, 2010, interest expense on debt was $422 million, representing 4.56 percent of the average debt volume. The interest expense on debt represented 4.71 percent of the average debt volume for the six months ended November 30, 2009. For the past three fiscal years, interest expense on debt has averaged $907 million. At November 30, 2010, 82 percent of outstanding debt had a fixed interest rate and 18 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing for the remainder of the year ended May 31, 2011, the next four full fiscal years and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2011	$1,196,752
May 31, 2012	2,178,483
May 31, 2013	691,154
May 31, 2014	2,408,182
May 31, 2015	452,912
Thereafter	8,900,667
Total	$15,828,150
(1) Excludes loan subordinated certificates totaling $210 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 31 of the last 32 years. In July 2010, the CFC Board of Directors approved the allocation of $102 million from fiscal year 2010 net earnings to CFC’s members. CFC made a cash payment of $51 million to its members in September 2010 as retirement of 50 percent of allocated net earnings from the prior year as approved by CFC’s Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by CFC’s Board of Directors in June 2009.

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

At November 30, 2010, we had $2,925 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,684 million at November 30, 2010, which represents an increase of $313 million from the balance at May 31, 2010. Dealer commercial paper and bank bid notes increased from $870 million at May 31, 2010 to $1,190 million at November 30, 2010. We believe we have the market access to increase dealer commercial paper and bank bid notes to approximately $1,500 million to $2,000 million, if required, while limiting the balance to 15 percent or less of total debt outstanding. At November 30, 2010, 15 percent of total debt outstanding was $2,844 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

Dealer and member commercial paper issuance capacity is also limited to the amount of our available bank lines of credit that provide 100 percent backup liquidity. At November 30, 2010, we had $3,386 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions. If we are unable to renew our $967 million five-year revolving credit agreement maturing in March 2011 at current commitment levels, it would reduce the amount of commercial paper funding we could obtain in the future.

At November 30, 2010, we had long-term debt maturing in the next 12 months totaling $1,492 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold through dealers (including retail notes) of $543 million at November 30, 2010. The total balance of retail notes outstanding was $823 million at November 30, 2010. Since November 2009 when the outstanding balance had reached $1,093 million, we had not needed to obtain additional market funding through the issuance of retail notes; however, during the three months ended November 30, 2010, we elected to re-enter the retail market. Based on past history, as well as recent retail notes issuances totaling $31 million in October and November 2010, we believe such market funding is available to us on a supplemental basis.

•	Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold to members of $450 million at November 30, 2010 if we need this funding in the future.
•
We expect to maintain the ability to obtain funding through the capital markets. In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015.

•
In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report. As a result, we have $2,013 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation through the filling date, subject to market conditions.

•
In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 45, we expect over the next six quarters, repayments on our long-term loans to exceed long-term loan advances by $432 million. At November 30, 2010, we also were the guarantor and liquidity provider for $531 million of tax-exempt bonds issued for our member cooperatives. During the six months ended November 30, 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our $339 million of cash on hand and our current sources of liquidity at November 30, 2010 will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

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

Matched Funding Policy
To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 52). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate. Fixed-rate debt swapped to a variable rate is excluded from the analysis since it is used to match fund the variable-rate loan pool.

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

The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly to reflect the cost of the debt used to fund the loans. At November 30, 2010 and May 31, 2010, 14 percent and 19 percent, respectively, of loans carried variable interest rates.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at November 30, 2010.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of November 30, 2010

	May 31,	June 1,	June 1,	June 1,	June 1,
	2011	2011 to	2013 to	2015 to	2020 to	Beyond
	Or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	Prior	2013	2015	2020	2030	2030	Total

Assets amortization and repricing	$1,232	$4,852	$2,979	$3,775	$2,655	$953	$16,446

Liabilities and members’ equity:
Long-term debt	$1,169	$3,966	$2,538	$4,199	$652	$683	$13,207
Subordinated certificates	20	62	42	63	1,148	340	1,675
Members’ equity (1)	-	-	-	26	219	303	548
Total liabilities and members’ equity	$1,189	$4,028	$2,580	$4,288	$2,019	$1,326	$15,430

Gap (2)	$43	$824	$399	$(513)	$636	$(373)	$1,016
Cumulative gap	43	867	1,266	753	1,389	1,016
Cumulative gap as a % of total assets	0.21%	4.25%	6.21%	3.69%	6.82%	4.98%
Cumulative gap as a % of adjusted total assets (3)	0.22	4.34	6.34	3.77	6.96	5.09
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the condensed consolidated balance sheet less derivative assets.

At November 30, 2010, we had $16,446 million of fixed-rate assets amortizing or repricing, funded by $13,207 million of fixed-rate liabilities maturing during the next 30 years and $2,223 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,016 million, or 4.98 percent of total assets and 5.09 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and equity.

At November 30, 2010, $1,016 million of fixed-rate loans were funded with lower-cost variable-rate debt, specifically commercial paper, and, therefore, earned a higher margin. We fund the amount of fixed-rate loans that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper, until we have enough for an efficient fixed-rate debt issuance. We also have the option to enter pay fixed/receive variable interest rate swaps. Our current position of funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments we receive on an annual basis.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments. We use interest rate, cross currency and cross currency interest rate swaps to manage our interest rate and foreign currency risk. These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At November 30, 2010 and May 31, 2010, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At November 30, 2010 and May 31, 2010, the highest percentage concentration of total notional exposure to any one counterparty was 13 percent and 12 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at November 30, 2010, there were seven counterparties that would be required to make a payment to us totaling $65 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $27 million, or 42 percent of the total exposure to us at November 30, 2010.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At November 30, 2010, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At
November 30, 2010, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At November 30, 2010, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings
fall to Baal/BBB+ (1)	$1,455,136}	$(568)	$27,311}	$26,743}
fall below Baal/BBB+ (1)	6,951,250}	(122,654)	28,169}	(94,485)
Total	$8,406,386}	$(123,222)	$55,480}	$(67,742)
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

In addition to the rating triggers listed above, at November 30, 2010, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $22 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2010 was $142 million.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income and net income and these financial measures adjusted to exclude the effect of derivatives for the three and six months ended November 30, 2010 and 2009. Refer to Non-GAAP Financial Measures in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2010 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management's perspective on our operations and why we believe these are useful financial measures for investors.

	Three months ended November 30,		Six months ended November 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Interest expense	$(212,401)	$(226,977)	$(431,913)	$(469,606)
Derivative cash settlements	(373)	(10,706)	(4,835)	(14,200)
Adjusted interest expense	$(212,774)	$(237,683)	$(436,748)	$(483,806)

Net interest income	$38,117}	$37,942	$69,658}	$64,770
Derivative cash settlements	(373)	(10,706)	(4,835)	(14,200)
Adjusted net interest income	$37,744}	$27,236	$64,823}	$50,570

Net income prior to cumulative effect of change in accounting principle	$90,672}	$22,419	$48,327}	$38,852
Derivative forward value	(47,684)	(7,562)	26,108}	3,272
Adjusted net income	$42,988}	$14,857	$74,435}	$42,124

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
TIER	1.43}	1.10	1.11}	1.08
Adjusted TIER	1.20}	1.06	1.17}	1.09

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

(dollar amounts in thousands)	November 30, 2010	May 31, 2010
Liabilities	$19,798,184}	$19,556,448
Less:
Derivative liabilities	(555,597)	(482,825)
Debt used to fund loans guaranteed by RUS	(228,877)	(237,356)
Subordinated deferrable debt	(186,440)	(311,440)
Subordinated certificates (1)	(1,791,162)	(1,810,715)
Adjusted liabilities	$17,036,108}	$16,714,112
Total equity	$583,300}	$586,767
Less:
Prior-year cumulative derivative forward
value and foreign currency adjustments	118,864}	121,560
Year-to-date derivative forward value loss (income)	26,108}	(2,696)
Accumulated other comprehensive income (2)	(7,179)	(7,489)
Plus:
Subordinated certificates (1)	1,791,162}	1,810,715
Subordinated deferrable debt	186,440}	311,440
Adjusted equity	$2,698,695}	$2,820,297
Guarantees	$1,154,939}	$1,171,109
(1) At November 30, 2010, includes $11 million of subordinated certificates classified in short-term debt.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.4 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at November 30, 2010 and May 31, 2010, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	November 30, 2010	May 31, 2010
Leverage ratio	35.92	35.33
Adjusted leverage ratio	6.74	6.34

Debt-to-equity ratio	33.94	33.33
Adjusted debt-to-equity ratio	6.31	5.93

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

See Market Risk discussion beginning on page 50.

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

Item 5.	Other Information

On January 11, 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement, we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report. Also, if required by the terms of a pricing agreement for an advance, we may be required to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount equal to 4 percent of the applicable advance, unless the advance is to refinance a prior advance that did not initially require a stock purchase, or if we already own or have agreed to purchase such stock in an amount equal to 4 percent of the aggregate principal amount of all notes outstanding under all note purchase agreements with the Federal Agricultural Mortgage Corporation.  We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.

Item 6.	Exhibits

4.1	–	Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000.

4.2	–	Series D Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000.

4.3	–	Pledge Agreement dated as of November 10, 2010, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association.

4.4	–	Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

January 14, 2011