Form 10-Q
period 2011-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2011-04-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	February 28, 2011	May 31, 2010

Cash and cash equivalents	$399,453}	$513,906

Restricted cash	10,006}	15,709

Investments in equity securities	58,821}	58,607

Loans to members	19,532,169}	19,342,704
Less: Allowance for loan losses	(222,224)	(592,764)
Loans to members, net	19,309,945}	18,749,940

Accrued interest and other receivables	210,179}	216,650

Fixed assets, net	75,085}	55,682

Debt service reserve funds	45,662}	45,662

Debt issuance costs, net	42,202}	46,562

Foreclosed assets, net	248,799}	42,252

Derivative assets	338,969}	373,203

Other assets	23,534}	25,042

	$20,762,655}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 28, 2011	May 31, 2010

Short-term debt	$4,427,089}	$4,606,361

Accrued interest payable	291,977}	214,072

Long-term debt	12,844,938}	12,054,497

Deferred income	18,725}	17,001

Guarantee liability	22,956}	22,984

Other liabilities	49,795}	36,553

Derivative liabilities	421,000}	482,825

Subordinated deferrable debt	186,440}	311,440

Members’ subordinated certificates:
Membership subordinated certificates	646,045}	643,211
Loan and guarantee subordinated certificates	786,111}	769,654
Member capital securities	398,150}	397,850
Total members’ subordinated certificates	1,830,306}	1,810,715

Commitments and contingencies

CFC equity:
Retained equity	646,658}	568,577
Accumulated other comprehensive income	10,231}	8,004
Total CFC equity	656,889}	576,581
Noncontrolling interest	12,540}	10,186
Total equity	669,429}	586,767

	$20,762,655}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
(in thousands)

	For the three months ended February 28,		For the nine months ended February 28,
	2011	2010	2011	2010
Interest income	$254,302}	$256,519	$755,873}	$790,895
Interest expense	(206,333)	(221,898)	(638,246)	(691,504)

Net interest income	47,969}	34,621	117,627}	99,391

Recovery of (provision for) loan losses	3,374}	(10,000)	42,915}	4,594
Net interest income after recovery of (provision for) loan losses	51,343}	24,621	160,542}	103,985

Non-interest income:
Fee and other income	3,960}	5,638	19,096}	13,478
Settlement income	-}	22,906	-}	22,906
Derivative gains	53,348}	22,571	22,405}	5,099
Results of operations of foreclosed assets	(4,854)	338	(6,323)	946

Total non-interest income	52,454}	51,453	35,178}	42,429

Non-interest expense:
Salaries and employee benefits	(9,700)	(9,286)	(32,420)	(28,970)
Other general and administrative expenses	(6,370)	(8,840)	(22,224)	(22,598)
(Provision for) recovery of guarantee liability	(24)	(451)	358}	2,765
Fair value adjustment on foreclosed assets	(818)	(988)	(2,673)	(2,738)
Loss on early extinguishment of debt	-}	-	(3,928)	-
Other	(644)	(111)	(871)	(432)

Total non-interest expense	(17,556)	(19,676)	(61,758)	(51,973)

Income prior to income taxes	86,241}	56,398	133,962}	94,441

Income tax expense	(2,589)	(1,465)	(1,983)	(656)

Net income	83,652}	54,933	131,979}	93,785

Less: Net income attributable to the noncontrolling interest	(4,315)	(2,130)	(2,391)	(753)

Net income attributable to CFC	$79,337}	$52,803	$129,588}	$93,032

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
 (in thousands)

				Accumulated					Membership
			Total	Other	CFC	Unallocated	Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Net (Loss)	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	Income	Reserve	Allocated	Fund
Balance as of May 31, 2010	$586,767}	$ 10,186}	$576,581}	$ 8,004}	$568,577}	$ (106,984)	$ 191,993}	$481,120}	$ 2,448}
Patronage capital retirement	(50,907)	-}	(50,907)	-}	(50,907)	-}	-}	(50,907)	-}
Net income	131,979}	2,391}	129,588}	-}	129,588}	129,588}	-}	-}	-}
Other comprehensive income (loss)	2,206}	(21)	2,227}	2,227}	-}	-}	-}	-}	-}
Total comprehensive income	134,185}	2,370}	131,815}
Other	(616)	(16)	(600)	-}	(600)	-}	-}	-}	(600)
Balance as of
February 28, 2011	$669,429}	$ 12,540}	$656,889}	$ 10,231}	$646,658}	$ 22,604}	$ 191,993}	$430,213}	$ 1,848}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,979}	$93,785
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(6,639)	(5,901)
Amortization of debt issuance costs and deferred charges	13,181}	16,313
Depreciation	1,743}	1,533
Recovery of loan losses	(42,915)	(4,594)
Recovery of guarantee liability	(358)	(2,765)
Results of operations of foreclosed assets	6,323}	(946)
Fair value adjustment on foreclosed assets	2,673}	2,738
Derivative forward value	(28,090)	(24,935)
Changes in operating assets and liabilities:
Accrued interest and other receivables	9,105}	22,798
Accrued interest payable	77,905}	60,970
Other	19,852}	10,176

Net cash provided by operating activities	184,759}	169,172

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(6,538,373)	(5,145,820)
Principal collected on loans	5,624,038}	5,809,639
Net investment in fixed assets	(21,146)	(9,594)
Proceeds from foreclosed assets	37,145}	1,000
Investments in foreclosed assets	(124,558)	-
Net proceeds from sale of loans	268,363}	66,531
Investments in equity securities	(24)	(11,092)
Change in restricted cash	5,703}	(7,966)

Net cash (used in) provided by investing activities	(748,852)	702,698

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances (repayments) of short-term debt, net	1,379,646}	(300,834)
Proceeds from issuance of long-term debt, net	1,866,479}	1,621,307
Payments for retirement of long-term debt	(2,655,756)	(2,379,170)
Payments for retirement of subordinated deferrable debt	(125,000)	-
Proceeds from issuance of members’ subordinated certificates	60,790}	149,005
Payments for retirement of members’ subordinated certificates	(27,872)	(47,446)
Payments for retirement of patronage capital	(48,647)	(39,440)

Net cash provided by (used in) financing activities	449,640}	(996,578)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(114,453)	(124,708)
BEGINNING CASH AND CASH EQUIVALENTS	513,906}	504,999
ENDING CASH AND CASH EQUIVALENTS	$399,453}	$380,291
See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended February 28,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$547,160	$614,221
Cash paid for income taxes	1,145	206

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$174	$-
Patronage capital applied against loan balances	104	-
Fair value of foreclosed assets applied as repayment of loans	128,130	-
Charge-offs of allowance for loan losses applied against loan balances	327,799	-
Net decrease in debt service reserve funds/debt service reserve certificates	-	(1,000)

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

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) holds assets including a land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights in Texas. Caribbean Asset Holdings (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”).

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair statement of our results for the interim periods presented.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At February 28, 2011, CFC had guaranteed $492 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $505 million. The maturities for NCSC obligations guaranteed by CFC run through 2030. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At February 28, 2011, CFC guaranteed $0.8 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2012. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At February 28, 2011, RTFC had total assets of $1,124 million including loans outstanding to members of $948 million, and NCSC had total assets of $584 million including loans outstanding of $517 million. At February 28, 2011, CFC had committed to lend RTFC up to $4,000 million, of which $942 million was outstanding. At February 28, 2011, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $631 million was outstanding, representing $139 million of outstanding loans and $492 million of credit enhancements.

(c)          Allowance for Credit Losses

Allowance for Funded Loans
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is reported as a separate line item on the consolidated statement of operations.

The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions and other pertinent factors that in management’s judgment, may contribute to expected losses. The allowance is based on estimates and, accordingly, actual losses may differ from the allowance amount. The methodology used to calculate the loan loss allowance is summarized below.

The loan loss allowance is calculated by segmenting the portfolio into two categories of loans:
(i)	The general portfolio which comprises loans that are performing according to the contractual agreements; and
(ii)	The impaired portfolio which comprises loans that are currently not performing or which for various reasons we do not expect to collect all amounts as and when due and payable under the loan agreements.

General Portfolio
We disaggregate the loans in the general portfolio by segment: CFC, RTFC and NCSC. We further disaggregate the CFC loan portfolio into classes by borrower type: distribution, power supply and statewide and associates.

We use the following factors to determine the loan loss allowance for the general portfolio category:

•	Internal risk ratings system. We maintain risk ratings for our borrowers that are updated at least annually and are based on the following:
-	general financial condition of the borrower;
-	our estimated value of the collateral securing our loans;
-	our judgment of the quality of the borrower’s management;
-	our judgment of the borrower’s competitive position within its service territory and industry;
-	our estimate of the potential impact of proposed regulation and litigation; and
-	other factors specific to individual borrowers or classes of borrowers.
•
Standard & Poor’s historical corporate bond default table. The table provides expected default rates for all corporate bonds based on rating level and the remaining maturity. We correlate our internal risk ratings to the ratings used in the corporate bond default table. We use the default table to assist in estimating our loan loss allowance because we have limited history from which to develop loss expectations.

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by borrower type calculated by comparing loan balances at the time of default to the total loss recorded on the loan.

In addition to the loan loss allowance for the general portfolio as calculated above, we maintain an unallocated reserve for the general portfolio. Our unallocated reserve has two components:

•
A single-obligor reserve to cover the additional risk associated with large loan exposures. This unallocated reserve is based on our internal risk ratings and applied to exposures above an established threshold.

•
An economic and environmental reserve to cover factors we believe are currently affecting the financial results of borrowers but are not reflected in our internal risk rating process and, therefore, present an increased risk of losses incurred as of the balance sheet date. We use annual audited financial statements from our borrowers as part of our internal risk rating process. There could be a lag between the time various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and, therefore, the internal risk rating we determine for the borrower. Our Corporate Credit Committee makes a quarterly determination of the percentage to apply to loans in the general portfolio and the portion of the loan portfolio that the additional loan loss allowance percentage shall be applied. This reserve component may be set at up to 10 percent of the amount of the calculated general loan loss allowance for each type of loan exposure.

Impaired Loans
A loan is considered to be impaired when we do not expect to collect all principal and interest payments as scheduled by the original loan terms, other than an insignificant delay or an insignificant shortfall in amount. Factors considered in determining impairment may include, but are not limited to:
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

An impairment loss on a loan receivable is recognized as the difference between the recorded investment in the loan and the present value of the estimated future cash flows associated with the loan discounted at the effective interest rate on the loan at the time of impairment. If the current balance in the receivable is greater than the net present value of the future payments discounted at the effective interest rate at the time the loans became impaired, the impairment is equal to that difference and a portion of the loan loss allowance is specifically reserved based on the calculated impairment. If cash flows cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral securing the loan.

Our policy for recognizing interest income on impaired loans is determined on a case-by-case basis. An impaired loan to a borrower that is non-performing will typically be placed on non-accrual status and we will reverse all accrued and unpaid interest. We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. Interest income may be recognized on an accrual basis for restructured impaired loans where the borrower is performing and is expected to continue to perform based on agreed-upon terms.

All loans are written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. In making its decision to write off all or a portion of a loan balance, management considers various factors on a case-by-case basis including, but not limited to, cash flow analysis and the collateral securing the borrower’s loans.

We do not maintain an allowance on unfunded commitments, as our loans generally contain material adverse change clauses that would not require us to continue to lend to a borrower experiencing material financial difficulties.

Guarantee Liability
We maintain a guarantee liability that represents our contingent and non-contingent exposure related to guarantees and standby liquidity obligations associated with our members’ debt. The guarantee liability is reported separately on the consolidated balance sheet and the provision for guarantee liability is reported as a separate line item on the consolidated statement of operations.

The contingent portion of the guarantee liability represents management’s estimate of our exposure to losses within the guarantee portfolio. The methodology used to estimate the contingent guarantee liability is consistent with the methodology used to determine the allowance for loan losses.

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

(d)          Non-performing Loans

We classify loans as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for other reasons, management does not expect the timely repayment of principal and interest.

A loan is considered past due if a full payment of principal and interest is not received within 30 days of its due date. Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse any accrued and unpaid interest recorded during the period in which the borrower stopped performing. We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. The decision to return a loan to accrual status is determined on a case-by-case basis.

(e)          Loan Sales

We account for the sale of loans in securitization transactions by removing the financial assets from our balance sheet when control has been surrendered. We recognize servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing obligations on these loans in return for a market-based fee. As a result, we have not recorded a servicing asset or liability.

During the nine months ended February 28, 2011, we sold CFC distribution and power supply loans with outstanding principal balances totaling $268 million at par to the Federal Agricultural Mortgage Corporation for cash. We recorded a loss on sale of loans totaling $0.1 million, representing the unamortized deferred loan origination costs and transaction costs for the loans sold during the nine months ended February 28, 2011.

(f)         Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest on long-term fixed-rate loans (1)	$227,118}	$224,201	$676,484}	$673,277
Interest on long-term variable-rate loans (1)	12,886}	15,964	36,887}	64,215
Interest on short-term loans (1)	11,154}	13,612	33,477}	44,288
Interest on investments (2)	967}	1,328	3,001}	4,314
Fee income (3)	2,177}	1,414	6,024}	4,801
Total interest income	$254,302}	$256,519	$755,873}	$790,895
(1) Represents interest income on loans to members.
(2) Represents interest income on the investment of cash, debt securities and equity securities.
(3) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $12 million at February 28, 2011 and May 31, 2010.

(g)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest expense on debt (1):
Commercial paper and bank bid notes	$2,574}	$1,114	$6,583}	$6,300
Medium-term notes	57,290}	64,683	181,490}	215,180
Collateral trust bonds	75,223}	80,618	229,019}	240,796
Subordinated deferrable debt	2,806}	4,916	10,552}	14,747
Subordinated certificates	20,547}	20,064	61,071}	58,871
Long-term private debt	42,411}	45,588	134,035}	139,142
Debt issuance costs (2)	2,604}	2,676	7,722}	8,281
Fee expense (3)	2,878}	2,239	7,774}	8,187
Total interest expense	$206,333}	$221,898	$638,246}	$691,504
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriters’ fees, legal fees, printing costs and comfort letter fees. Amortization is calculated using the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized as incurred.
(3) Includes various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Fees are recognized as incurred or amortized on a straight-line basis over the life of the respective agreement.

We exclude indirect costs, if any, related to funding activities from interest expense.

(h)        Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. If applicable hedge accounting criteria are satisfied, the change in fair value of derivative instruments is recorded to other comprehensive income, and net cash settlements are recorded in interest expense. In the case of certain foreign currency exchange agreements that meet hedge accounting criteria, the change in fair value is recorded to other comprehensive income and then reclassified to offset the related change in the dollar value of foreign-denominated debt in the consolidated statements of operations. In the case of derivatives used to hedge a forecasted debt transaction, we record the gain or loss on the hedge as a component of other comprehensive income. This amount is amortized as interest expense using the effective interest method over the term of the hedged debt. Any ineffectiveness in the hedging relationship is recognized as cash settlements in the period for which ineffectiveness has been determined in the derivative gains (losses) line item.

Cash activity associated with interest rate swaps is classified as an operating activity in the consolidated statements of cash flows.

(i)         Unadvanced Loan Commitments

Unadvanced commitments represent amounts for which we have approved and executed loan contracts, but the funds have not been advanced. Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;
•
electric cooperatives generate a significant amount of cash from the collection of revenue from their customers, so they usually do not need to draw down on loan commitments to supplement operating cash flow;

•	we generally do not charge our members a fee on the amount of the unadvanced commitment;
•	long-term unadvanced commitments generally expire within five years of the first advance on a loan; and
•	the majority of the short-term unadvanced commitments provide backup liquidity to our borrowers; therefore, we do not anticipate funding most of these commitments.

Unadvanced commitments are classified as contingent liabilities. Based on the conditions to advance funds described above, unadvanced loan commitments do not represent off-balance sheet liabilities.

(j)         New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires new disclosures and clarifies existing disclosure requirements for financing receivables, including loans, lease receivables and other long-term receivables. We adopted the amendments that require disclosures as of the end of a reporting period during the third quarter of fiscal year 2011, with no material impact on our financial position or results of operations. In the fourth quarter of fiscal year 2011, we will adopt the amendments that require disclosures about the activity for a reporting period, as required. In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the effective date for disclosures in this guidance regarding troubled debt restructurings, pending resolution on the Financial Accounting Standards Board’s project to amend the scope of troubled debt restructurings guidance. Our adoption of these standards is not expected to have a material impact on our financial position or results of operations.

(2)        Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by segment are summarized as follows:

	February 28, 2011			May 31, 2010
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2) (3):
Long-term fixed-rate loans (1)	$16,458,409}	$	-}	$15,412,987	$-
Long-term variable-rate loans (1)	1,447,394}		5,250,929}	2,088,829	5,154,990
Loans guaranteed by RUS (4)	227,794}		-}	237,356	-
Short-term loans	1,392,687}		8,574,710}	1,599,233	9,039,448
Total loans outstanding	19,526,284}		13,825,639}	19,338,405	14,194,438
Deferred origination costs	5,885}		-}	4,299	-
Less: Allowance for loan losses	(222,224)		-}	(592,764)	-
Net loans outstanding	$19,309,945}		$13,825,639}	$18,749,940	$14,194,438

Total by segment (2):
CFC:
Distribution	$13,912,255}		$9,284,926}	$13,459,053	$9,536,360
Power supply	4,055,155}		3,554,478}	3,769,794	3,599,560
Statewide and associate	93,941}		126,738}	86,182	112,812
CFC total	18,061,351}		12,966,142}	17,315,029	13,248,732
RTFC	947,740}		370,781}	1,671,893	441,719
NCSC	517,193}		488,716}	351,483	503,987
Total loans outstanding	$19,526,284}		$13,825,639}	$19,338,405	$14,194,438
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
(4) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members by loan type and by segment included in the table above are summarized as follows:

	February 28, 2011			May 31, 2010
	Loans		Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans (2): CFC:
Long-term variable-rate loans	$8,194}	$	-}	$8,500	$-
Short-term loans	19,251}		500}	16,000	-
RTFC:
Long-term fixed-rate loans (1)	-}		-}	8,960	-
Long-term variable-rate loans (1)	65,920}		-}	469,596	677
Short-term loans	-}		-}	57,471	-
Total non-performing loans	$93,365}		$500}	$560,527	$677

Restructured loans (2):
CFC:
Long-term fixed-rate loans (1)	$40,513}	$	-}	$41,538	$-
Long-term variable-rate loans (1)	441,075}		94,837}	462,397	140,755
Short-term loans	-}		5,000}	-	12,500
RTFC:
Long-term fixed-rate loans	-}		-}	3,293	-
Long-term variable-rate loans	-}		-}	816	-
Total restructured loans	$481,588}		$99,837}	$508,044	$153,255
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

On October 6, 2010, CAH took control of the USVI operating entities of Innovative Communication Corporation (“ICC”). This resulted in a reduction of $472 million to the RTFC non-performing loan balance for ICC. See further discussion below under Non-performing and Restructured Loans and in Note 3, Foreclosed Assets.

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding:

	February 28, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total Financing Receivables	Non-accrual loans
CFC:
Distribution	$-	$27,445	$27,445	$13,884,810	$13,912,255	$468,520
Power supply	-	-	-	4,055,155	4,055,155	-
Statewide and associate	-	-	-	93,941	93,941	-
CFC total	-	27,445	27,445	18,033,906	18,061,351	468,520
RTFC	-	65,920	65,920	881,820	947,740	65,920
NCSC	-	-	-	517,193	517,193	-
Total loans outstanding	$-	$93,365	$93,365	$19,432,919	$19,526,284	$534,440

As a % of total loans	0.00%	0.48%	0.48%	99.52%	100.00%	2.74%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2010
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total Financing Receivables	Non-accrual loans
CFC:
Distribution	$24,500	$-	$24,500	$13,434,553	$13,459,053	$486,897
Power supply	-	-	-	3,769,794	3,769,794	-
Statewide and associate	-	-	-	86,182	86,182	-
CFC total	24,500	-	24,500	17,290,529	17,315,029	486,897
RTFC	-	536,027	536,027	1,135,866	1,671,893	536,027
NCSC	-	-	-	351,483	351,483	-
Total loans outstanding	$24,500	$536,027	$560,527	$18,777,878	$19,338,405	$1,022,924

As a % of total loans	0.13%	2.77%	2.90%	97.10%	100.00%	5.29%
(1) All loans 90 days or more past due are on non-accrual status.

Credit Quality
We monitor the credit quality and performance statistics of our financing receivables in an ongoing manner to provide a balance between the credit needs of our members and the requirements for sound credit quality of the loan portfolio.  We evaluate the credit quality of our loans using an internal risk rating system that employs the same criteria for all borrower types. Our internal risk rating system is based on a determination of a borrower’s risk of default utilizing both quantitative and qualitative measurements.

We have grouped our risk ratings into the categories of pass and criticized based on the criteria below.
•	Pass – borrowers that are not experiencing difficulty and/or showing a potential or well-defined credit weakness.
•	Criticized – includes borrowers categorized as special mention, substandard and doubtful as described below:
-
Special mention – borrowers that may be characterized by a potential credit weakness or deteriorating financial condition that is not sufficiently serious to warrant a classification of substandard or doubtful.

-	Substandard – borrowers that display a well-defined credit weakness that may jeopardize the full collection of principal and interest.
-	Doubtful – borrowers that have a well-defined weakness and the full collection of principal and interest is questionable or improbable.

Each risk rating is reassessed annually based on the timing of when we receive the borrower’s audited financial statements; however, interim downgrades may take place at any time as a significant adverse event or trend occurs.

The following table shows the distribution of our loan portfolio by borrower type and by risk rating category based on available data as of:

	February 28, 2011			May 31, 2010
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,884,810	$27,445	$13,912,255	$13,225,155	$233,898	$13,459,053
Power supply	4,055,155	-	4,055,155	3,769,794	-	3,769,794
Statewide and associate	93,941	-	93,941	86,182	-	86,182
CFC total	18,033,906	27,445	18,061,351	17,081,131	233,898	17,315,029
RTFC	874,589	73,151	947,740	1,118,402	553,491	1,671,893
NCSC	517,193	-	517,193	351,483	-	351,483
Total loans outstanding	$19,425,688	$100,596	$19,526,284	$18,551,016	$787,389	$19,338,405

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by segment:

(dollar amounts in thousands)	February 28, 2011				May 31, 2010
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,566,774}	95%	$891,635}	5%	$14,799,859	96%	$613,128	4%
Long-term variable-rate loans	1,374,636}	95	72,758}	5	1,994,664	95	94,165	5
Loans guaranteed by RUS	227,794}	100	-}	-	237,356	100	-	-
Short-term loans	92,514}	7	1,300,173}	93	265,427	17	1,333,806	83
Total loans outstanding	$17,261,718}	88	$2,264,566}	12	$17,297,306	89	$2,041,099	11

Total by segment:
CFC	$16,226,989}	90%	$1,834,362}	10%	$15,585,788	90%	$1,729,241	10%
RTFC	716,119}	76	231,621}	24	1,429,982	86	241,911	14
NCSC	318,610}	62	198,583}	38	281,536	80	69,947	20
Total loans outstanding	$17,261,718}	88	$2,264,566}	12	$17,297,306	89	$2,041,099	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. As a result of the guarantee agreements under which CFC indemnifies RTFC and NCSC for loan losses, the allowance for loan losses recorded for RTFC and NCSC are held at CFC.  The activity in the loan loss allowance account summarized in the tables below reflects a disaggregation of the allowance for loan losses based on a segmentation of the loan portfolio by CFC, RTFC and NCSC.

As of and for the nine months ended February 28, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655}	$406,214}	$8,895}	$592,764}
(Recovery of) provision for loan losses	(18,506)	(24,702)	293}	(42,915)
Charge-offs	-}	(327,799)	(26)	(327,825)
Recoveries	158}	-}	42}	200}
Balance as of February 28, 2011	$159,307}	$53,713}	$9,204}	$222,224}

Ending balance of the allowance:
Collectively evaluated	$125,720}	$8,485}	$9,204}	$143,409}
Individually evaluated	33,587}	45,228}	-}	78,815}
Total ending balance of the allowance	$159,307}	$53,713}	$9,204}	$222,224}

Recorded investment in loans:
Collectively evaluated	$17,552,318}	$881,820}	$517,193}	$18,951,331}
Individually evaluated	509,033}	65,920}	-}	574,953}
Total recorded investment in loans	$18,061,351}	$947,740}	$517,193}	$19,526,284}

Loans to members, net (2)	$17,902,044}	$894,027}	$507,989}	$19,304,060}

	As of May 31, 2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Ending balance of the allowance
Collectively evaluated	$134,106	$12,496	$8,895	$155,497
Individually evaluated	43,549	393,718	-	437,267
Total ending balance of the allowance	$177,655	$406,214	$8,895	$592,764

Recorded investment in loans:
Collectively evaluated	$16,786,593	$1,135,867	$351,483	$18,273,943
Individually evaluated	528,436	536,026	-	1,064,462
Total recorded investment in loans	$17,315,029	$1,671,893	$351,483	$19,338,405

Loans to members, net (2)	$17,137,374	$1,265,679	$342,588	$18,745,641
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of $2 thousand and $18 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at February 28, 2011 and May 31, 2010, respectively.

Impaired Loans
Our allowance for loan losses includes a specific valuation allowance related to individually impaired loans and a general reserve for other probable incurred losses. Our recorded investment in individually impaired loans and the related specific valuation allowance is summarized below by member class.

					For the nine months ended
	February 28, 2011		May 31, 2010		February 28, 2011
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance	Average recorded investment	Recognized Interest Income
With no specific allowance recorded:
CFC/Distribution	$40,513	$-	$41,538	$-	$40,611	$2,096

With a specific allowance recorded
CFC/Distribution	468,520	33,587	486,897	43,549	474,743	-
RTFC	65,920	45,228	536,027	393,718	275,926	-
Total	534,440	78,815	1,022,924	437,267	750,669	-
Total impaired loans	$574,953	$78,815	$1,064,462	$437,267	$791,280	$2,096

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of February 28, 2011 and May 31, 2010. The average recorded investment in impaired loans for the nine months ended February 28, 2010, was $1,042 million. We accrued a total of $2 million of interest income on impaired loans for the nine months ended February 28, 2010.

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Non-performing loans	$319}	$7,117	$8,543}	$21,790
Restructured loans	5,508}	5,862	16,789}	17,853
Total	$5,827}	$12,979	$25,332}	$39,643

At February 28, 2011 and May 31, 2010, non-performing loans included $66 million and $536 million, respectively, to ICC. On October 6, 2010, CAH took control of the USVI operating entities of ICC. See further discussion in Note 3, Foreclosed Assets.

On March 1, 2011, CFC, through RTFC, completed the transfer of control of 100 percent of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities to CAH. This transaction resulted from the transfer of ICC’s assets in bankruptcy. The transfer of assets will not result in a cash inflow as the $66 million of loans outstanding at February 28, 2011 will be reduced by a combination of the receipt of foreclosed assets and loan write-off. The amount of loan repayment CFC will credit RTFC and the amount of the loan write-off will be known once the fair value of each of the operating companies acquired has been updated as of the closing date.

Jeffrey Prosser, ICC’s former indirect majority shareholder and former chairman, and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC, therefore, anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at February 28, 2011.

At February 28, 2011 and May 31, 2010, non-performing loans also included $27 million and $25 million, respectively, of non-performing loans to Naknek Electric Association, an electric distribution cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to Naknek at February 28, 2011.

At February 28, 2011 and May 31, 2010, $441 million and $462 million, respectively, of restructured loans to Denton County Electric Cooperative, d/b/a CoServ Electric were on non-accrual status with respect to the recognition of interest income and were performing according to the restructured loan agreements.

Pledging of Loans and Loans on Deposit
The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation (see Note 5, Long-Term Debt) and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)		February 28, 2011	May 31, 2010
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes (1)		$4,661,937}	$3,951,445
Collateral trust bonds outstanding		4,050,000}	3,500,000

1994 indenture
Distribution system mortgage notes (1)		$1,594,627}	$2,081,716
RUS guaranteed loans qualifying as permitted investments		200,303}	207,136
Total pledged collateral		$1,794,930}	$2,288,852
Collateral trust bonds outstanding		1,475,000}	1,980,000

1972 indenture
Cash	$	-}	$2,032
Collateral trust bonds outstanding		-}	1,736

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes (1)		$1,909,333}	$2,094,604
Notes payable outstanding		1,487,200}	1,587,200

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes (1)		$30,249}	$33,895
Cash		10,006}	12,913
Total pledged collateral		$40,255}	$46,808
Notes payable outstanding		25,294}	27,101
(1) We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of the debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding for the notes payable to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program (see Note 5, Long-Term Debt):

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit (1)	$3,438,468}	$3,559,863
Notes payable	3,000,000}	3,000,000
(1) We are required to maintain collateral on deposit in an amount at least equal to the outstanding balance of the debt.

(3)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. At February 28, 2011, all foreclosed assets were held by two subsidiaries controlled by CFC: DRP and CAH. At May 31, 2010, all foreclosed assets were held by DRP. These assets did not meet the criteria to be classified as held for sale at February 28, 2011 and May 31, 2010.

The activity for foreclosed assets is summarized below:

		As of and for the nine months ended			As of and for the year ended
		February 28, 2011			May 31, 2010
(dollar amounts in thousands)		CAH	DRP	Total	DRP
Beginning balance	$	-}	$42,252}	$42,252}	$48,721}
Results of operations		(6,314)	(9)	(6,323)	1,122}
Entity value at transfer		216,401}	-}	216,401}	-}
Net cash invested in (provided by) foreclosed assets		3,140}	(3,998)	(858)	(1,000)
Fair value adjustment		-}	(2,673)	(2,673)	(6,591)
Ending balance		$213,227}	$35,572}	$248,799}	$42,252}

CAH
On October 6, 2010, CFC, through RTFC, completed the transfer of control of 100 percent of the equity interests of ICC’s USVI operating entities to CAH as partial repayment of RTFC loans to ICC. This transaction resulted from the transfer of ICC’s assets in bankruptcy. ICC is a diversified telecommunications company headquartered in St. Croix, USVI. RTFC has assigned to CFC its rights with respect to the entities transferred as partial repayment of its loan from CFC.

CFC recorded an initial investment of $216 million to foreclosed assets comprising the $128 million fair value for the entities transferred and an additional investment of $88 million in these entities to pay down or settle third-party obligations outstanding prior to the transfer. The fair value of $128 million for the entities transferred included $88 million of third-party debt obligations. The $88 million of third-party debt obligations was paid off with the $88 million additional investment made by CFC as part of the transfer of control.

The purchase accounting method was used to account for the transfer of control of ICC’s USVI entities to CAH. The purchase price of $128 million was derived from the enterprise value of the USVI entities, less debt obligations, plus cash received on the closing date for the transfer of control. The second step in the process, estimating the fair value of the assets acquired and liabilities assumed at each entity transferred, requires significant estimates and assumptions and was not completed prior to the filing of this report. Changes to the estimated fair values are subject to adjustment as additional information is obtained. Adjustments required to the fair value of the assets and liabilities at each entity will be recorded in the period in which the new information is obtained or the analysis is completed. However, the period for adjustments will not exceed one year from the date of transfer.

The USVI entities transferred to CFC include the following:
•	a regulated incumbent local exchange carrier offering local telephone and broadband services to both business and residential customers in the USVI;
•	an internet service provider serving digital subscriber line (DSL) and dial-up customers in the USVI;
•	a long-distance service provider offering interstate and international voice and data services for both business and residential markets in the USVI;
•	a wireless telephone service provider in the USVI; and
•	providers of cable television services in St. Thomas, St. John and St. Croix, USVI.

DRP
During the first quarter of fiscal year 2011, we foreclosed on one of the land development loans included in foreclosed assets at May 31, 2010, and took ownership of the underlying assets. Additionally, we sold collateral for the remaining land development loan for $4 million, net of estimated closing costs. This land development loan was classified as impaired and on non-accrual status with regard to the recognition of interest income at February 28, 2011 and May 31, 2010.

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,874,557}	$840,082
Commercial paper sold directly to members, at par	1,175,479}	999,449
Commercial paper sold directly to non-members, at par	69,982}	52,989
Total commercial paper	3,120,018}	1,892,520
Daily liquidity fund sold directly to members	283,858}	371,710
Bank bid notes	270,000}	30,000
Subtotal short-term debt	3,673,876}	2,294,230

Long-term debt maturing within one year:
Medium-term notes sold through dealers	315,213}	693,522
Medium-term notes sold to members	340,206}	529,215
Secured collateral trust bonds	5,000}	906,537
Members’ subordinated certificates	9,942}	-
Secured notes payable	78,206}	178,207
Unsecured notes payable	4,646}	4,650
Total long-term debt maturing within one year	753,213}	2,312,131
Total short-term debt	$4,427,089}	$4,606,361

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement	$967,313	$967,313	March 22, 2011	6 basis points
Five-year agreement	1,049,000	1,049,000	March 16, 2012	6 basis points
Three-year agreement (2)	1,369,919	1,334,309	March 8, 2013	25 basis points
Total	$3,386,232	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) The available amount presented at February 28, 2011 and May 31, 2010, is reduced by total letters of credit outstanding of $15.1 million and $0.7 million, respectively.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement expiring on March 8, 2013 by $50 million to a total of $1,385 million.

On March 21, 2011, we replaced the $967 million five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million three-year agreement that expires on March 21, 2014. The facility fee for the new three-year facility is 15 basis points per year. The facility fee is determined by pricing matrices in the agreement and is payable quarterly. We have the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.5 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin to be determined by pricing matrices in the agreement. We may request letters of credit for up to $100 million under the new three-year revolving credit agreement expiring on March 21, 2014. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the new three-year revolving credit agreement by up to $375 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent. The total committed credit available under our three current facilities was $3,544 million at March 21, 2011.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 28, 2011	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.14	1.25

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.12	1.12

Maximum ratio of adjusted senior debt to total equity	10.00	6.46	6.15

(1) “TIER” represents the times interest earned ratio.
(2) We must meet this requirement to retire patronage capital.

At February 28, 2011 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,755,157}	$2,905,332
Medium-term notes sold to members	105,181}	105,186
Subtotal	2,860,338}	3,010,518
Unamortized discount	(1,806)	(2,390)
Total unsecured medium-term notes	2,858,532}	3,008,128

Unsecured notes payable	3,045,640}	3,049,047
Unamortized discount	(1,324)	(1,480)
Total unsecured notes payable	3,044,316}	3,047,567
Total unsecured long-term debt	5,902,848}	6,055,695

Secured long-term debt:
Collateral trust bonds	5,520,000}	4,575,000
Unamortized discount	(12,197)	(12,292)
Total secured collateral trust bonds	5,507,803}	4,562,708
Secured notes payable	1,434,287}	1,436,094
Total secured long-term debt	6,942,090}	5,998,802
Total long-term debt	$12,844,938}	$12,054,497

In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In February 2011, we issued $300 million of 3.050 percent collateral trust bonds due 2016.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. No amounts had been advanced under this facility at February 28, 2011.

Secured notes payable includes debt issued to the Federal Agricultural Mortgage Corporation. Amounts available and outstanding under each note purchase agreement are summarized below:

		Note Purchase	Amount Outstanding
(dollar amounts in thousands) Note Purchase Agreement	Final Maturity Date	Agreement Amount	February 28, 2011	May 31, 2010
December 2008 (1)	December 31, 2015	$500,000	$250,000	$350,000
February 2009	February 29, 2016	500,000	500,000	500,000
March 2009 (2)	April 1, 2014	400,000	312,200	312,200
May 2009	December 31, 2016	1,000,000	425,000	425,000
January 2011	January 11, 2016 (3)	1,500,000	-	-
Total		$3,900,000	$1,487,200	$1,587,200
(1) Includes $100 million of secured notes payable under this program that were classified as short-term debt at May 31, 2010.
(2) Includes $76.4 million of secured notes payable under this program that were classified as short-term debt at February 28, 2011 and May 31, 2010.
(3) The draw period is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term.

In September 2010 and October 2010, we issued notes totaling $400 million under our December 2008 and May 2009 note purchase agreements with the Federal Agricultural Mortgage Corporation. These notes matured during the third quarter of fiscal year 2011.

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement, we can borrow up to the available amount at any time during the draw period, which is initially five years from the closing date. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Also, if required by the terms of a pricing agreement for an advance, we may be required to purchase Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount equal to 4 percent of the applicable advance, unless the advance is to refinance a prior advance that did not initially require a stock purchase, or if we already own or have agreed to purchase such stock in an amount equal to 4 percent of the aggregate principal amount of all notes outstanding under all note purchase agreements with the Federal Agricultural Mortgage Corporation. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
NRN 6.75% due 2043 (1)	$-	$125,000
NRC 6.10% due 2044	88,201	88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$311,440
(1) Amount outstanding at May 31, 2010 was redeemed in September 2010.

All subordinated deferrable debt currently outstanding is callable at par at any time.

The $125 million of Series NRN due 2043 was redeemed at par on September 1, 2010. We recorded a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

(7)         Derivative Financial Instruments

We utilize derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate risk and foreign currency exchange risk. We are neither a dealer nor a trader in derivative financial instruments. At February 28, 2011 and May 31, 2010, we did not have any derivative instruments that were accounted for using hedge accounting.

Interest Rate Swaps
The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Pay fixed-receive variable	$5,710,200}	$5,562,247
Pay variable-receive fixed	5,301,440}	5,551,440
Total interest rate swaps	$11,011,640}	$11,113,687

Income and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Agreements that do not qualify for hedge accounting
Derivative cash settlements (1)	$(850)	$(5,636)	$(5,685)	$(19,836)
Derivative forward value	54,198}	28,207	28,090}	24,935
Derivative gains	$53,348}	$22,571	$22,405}	$5,099
(1) The nine months ended February 28, 2011 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

In December 2010, we entered into two derivative contracts in order to mitigate risk on forecasted transactions that settled in January 2011. These transactions received hedge accounting treatment and, therefore, the cash settlement gain at settlement of $3 million was recorded as a component of other comprehensive income based on the fair value of the derivative instruments. This amount will be amortized as interest expense using the effective interest method over the term of the hedged debt. Additionally, we recognized a gain of $0.4 million in derivative cash settlements based on the measurement of ineffectiveness in the hedging relationship.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At February 28, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2011, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At February 28, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

			Amount We
(dollar amounts in thousands)	Notional Amount	Our Required Payment	Would Collect	Net Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,380,421}	$(413)	$26,445}	$26,032}
fall below Baa1/BBB+ (1)	6,811,682}	(75,313)	24,201}	(51,112)
Total	$8,192,103}	$(75,726)	$50,646}	$(25,080)
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

In addition to the rating triggers listed above, at February 28, 2011, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2011 was $92 million.

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

The following table summarizes total guarantees by type and segment:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Total by type:
Long-term tax-exempt bonds	$600,665}	$601,625
Indemnifications of tax benefit transfers	62,154}	69,982
Letters of credit	351,236}	380,076
Other guarantees	118,122}	119,426
Total	$1,132,177}	$1,171,109

Total by segment:
CFC:
Distribution	$235,227}	$221,903
Power supply	822,174}	884,828
Statewide and associate	21,351}	22,032
CFC total	1,078,752}	1,128,763
RTFC	821}	636
NCSC	52,604}	41,710
Total	$1,132,177}	$1,171,109

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At February 28, 2011, our maximum potential exposure for the $76 million of fixed-rate tax-exempt bonds is $131 million, representing principal and interest. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. See below for further information about this type of guarantee. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

Of the amounts shown in the table above, $525 million and $549 million as of February 28, 2011 and May 31, 2010, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $9 million at February 28, 2011 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $189 million is secured, at February 28, 2011. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $33 million of letters of credit would be reduced to $10 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. In addition to the letters of credit listed in the table, under master letter of credit facilities, we may be required to issue up to an additional $755 million in letters of credit to third parties for the benefit of our members at February 28, 2011. At May 31, 2010, this amount was $502 million.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $120 million, all of which is unsecured.

At February 28, 2011 and May 31, 2010, we had a total of $280 million and $320 million of guarantees representing 25 percent and 27 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At February 28, 2011 and May 31, 2010, we recorded a guarantee liability of $23 million, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with members’ debt. The contingent guarantee liability at February 28, 2011 and May 31, 2010 was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $17 million at February 28, 2011 and May 31, 2010, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended February 28,		As of and for the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Beginning balance	$22,609}	$25,113	$22,984}	$29,672
Net change in non-contingent liability	323}	127	330}	(1,216)
Provision for (recovery of) guarantee liability	24}	451	(358)	(2,765)
Ending balance	$22,956}	$25,691	$22,956}	$25,691

Liability as a percentage of total guarantees	2.03%	2.14%	2.03%	2.14%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at February 28, 2011 and May 31, 2010 consisted of derivative instruments, foreclosed assets, collateral-dependent non-performing loans and investments in common stock.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheets as either an asset or liability measured at fair value. Since there is not an active secondary market for the types of interest rate swaps we use, we obtain market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves.

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

Our valuation techniques for interest rate swaps are based on observable inputs, which reflect market data. Fair values for our interest rate swaps are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the condensed consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

At February 28, 2011 and May 31, 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

		February 28, 2011		May 31, 2010
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$338,969}	$-	$373,203
Derivative liabilities		-}	421,000}	-	482,825
Investments in common stock		1,243}	-	1,029	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. During the three and nine months ended February 28, 2011 and 2010, we measured foreclosed assets and non-performing loans at fair value as described below.

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

Assets measured at fair value on a non-recurring basis at February 28, 2011 and May 31, 2010 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at February 28, 2011 and May 31, 2010 and the total losses for the three and nine months ended February 28, 2011 and 2010:

	Level 3 Fair Value		Total losses for the three months ended February 28,		Total losses for the nine months ended February 28,
	February 28,	May 31,
(dollar amounts in thousands)	2011	2010	2011	2010	2011	2010
Foreclosed assets, net	$248,799}	$42,252	$(818)	$(988)	$(2,673)	$(2,738)
Non-performing loans,
net of specific reserves	35,540}	160,285	(1,014)	(17,304)	-}	(19,163)

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	February 28, 2011		May 31, 2010
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$399,453}	$399,453}	$513,906	$513,906
Restricted cash	10,006}	10,006}	15,709	15,709
Investments in equity securities	58,821}	58,821}	58,607	58,607
Loans to members, net	19,309,945}	19,652,002}	18,749,940	19,109,838
Debt service reserve funds	45,662}	45,662}	45,662	45,662
Interest rate exchange agreements	338,969}	338,969}	373,203	373,203

Liabilities:
Short-term debt	4,427,089}	4,433,974}	4,606,361	4,628,410
Long-term debt	12,844,938}	14,137,846}	12,054,497	13,408,158
Guarantee liability	22,956}	25,882}	22,984	25,917
Interest rate exchange agreements	421,000}	421,000}	482,825	482,825
Subordinated deferrable debt	186,440}	185,059}	311,440	306,151
Members’ subordinated certificates	1,830,306}	1,990,591}	1,810,715	1,972,393

Off-balance sheet instruments:
Commitments	-}	-}	-	-

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

The estimated market values have not been updated since February 28, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity. Below is a summary of significant methodologies used in estimating fair value amounts at February 28, 2011 and May 31, 2010.

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

Investments in Equity Securities
At February 28, 2011 and May 31, 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series C preferred stock. The Series A common stock is classified as available-for-sale securities and recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

The carrying value of the Federal Agricultural Mortgage Corporation Series C preferred stock held at February 28, 2011 and May 31, 2010 is equal to cost, which approximates fair value. The fair value for the Series C preferred stock is estimated at cost because we continue to enter into new transactions with the issuer on the same terms, and the stock is callable at par. The preferred stock securities do not meet the definition of marketable securities.

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

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members as a condition of membership, (ii) loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. All members’ subordinated certificates are non-transferable other than among members. As there is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates, it is impracticable to estimate fair value, and such certificates are, therefore, valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period.

Derivative Instruments
We record derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain market quotes from the interest rate swap counterparties to adjust all interest rate swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

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

(12)         Segment Information

The following tables contain condensed consolidated statements of operations for the nine months ended February 28, 2011 and 2010 and condensed consolidated balance sheets at February 28, 2011 and 2010 by segment.

	For the nine months ended February 28, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$693,206}	$42,026}	$20,641}	$755,873}
Interest expense	(590,814)	(39,051)	(8,381)	(638,246)
Net interest income	102,392}	2,975}	12,260}	117,627}

Recovery of loan losses	42,884}	-}	31}	42,915}
Net interest income after recovery of loan losses	145,276}	2,975}	12,291}	160,542}

Non-interest income:
Fee and other income	18,113}	62}	921}	19,096}
Derivative gains (losses)	26,327}	-}	(3,922)	22,405}
Results of operations from foreclosed assets	(6,323)	-}	-	(6,323)
Total non-interest income	38,117}	62}	(3,001)	35,178}

Non-interest expense:
General and administrative expenses	(47,526)	(3,565)	(3,553)	(54,644)
Recovery of guarantee liability	358}	-}	-}	358}
Fair value adjustment on foreclosed assets	(2,673)	-}	-}	(2,673)
Loss on early extinguishment of debt	(3,928)	-}	-}	(3,928)
Other	(36)	-}	(835)	(871)
Total non-interest expense	(53,805)	(3,565)	(4,388)	(61,758)

Income (loss) prior to income taxes	129,588}	(528)	4,902}	133,962}
Income tax expense	-}	(122)	(1,861)	(1,983)
Net income (loss)	$129,588}	$(650)	$3,041}	$131,979}

Assets:
Total loans outstanding	$18,061,351}	$947,740}	$517,193}	$19,526,284}
Deferred origination costs	5,885}	-}	-}	5,885}
Less: Allowance for loan losses	(222,222)	-}	(2)	(222,224)
Loans to members, net	17,845,014}	947,740}	517,191}	19,309,945}
Other assets	1,209,408}	176,745}	66,557}	1,452,710}
Total assets	$19,054,422}	$1,124,485}	$583,748}	$20,762,655}

	For the nine months ended February 28, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$716,904}	$54,789}	$19,202}	$790,895}
Interest expense	(631,421)	(51,062)	(9,021)	(691,504)
Net interest income	85,483}	3,727}	10,181}	99,391}

Recovery of loan losses	4,549}	-}	45}	4,594}
Net interest income after recovery of loan losses	90,032}	3,727}	10,226}	103,985}

Non-interest income:
Fee and other income	12,331}	127}	1,020}	13,478}
Settlement income	22,906}	-}	-}	22,906}
Derivative gains (losses)	10,492}	-}	(5,393)	5,099}
Results of operations from foreclosed assets	946}	-}	-}	946}
Total non-interest income	46,675}	127}	(4,373)	42,429}

Non-interest expense:
General and administrative expenses	(43,438)	(4,598)	(3,532)	(51,568)
Recovery of guarantee liability	2,765}	-}	-}	2,765}
Fair value adjustment of foreclosed assets	(2,738)	-}	-}	(2,738)
Other	(264)	-}	(168)	(432)
Total non-interest expense	(43,675)	(4,598)	(3,700)	(51,973)

Income (loss) prior to income taxes	93,032}	(744)	2,153}	94,441}
Income tax expense	-}	(13)	(643)	(656)
Net income (loss)	$93,032}	$(757)	$1,510}	$93,785}

Assets:
Total loans outstanding	$17,399,721}	$1,702,640}	$355,575}	$19,457,936}
Deferred origination costs	3,849}	-}	-}	3,849}
Less: Allowance for loan losses	(618,462)	-}	(36)	(618,498)
Loans to members, net	16,785,108}	1,702,640}	355,539}	18,843,287}
Other assets	1,047,055}	176,405}	42,807}	1,266,267}
Total assets	$17,832,163}	$1,879,045}	$398,346}	$20,109,554}

The following tables contain the condensed consolidated statements of operations for the three months ended February 28, 2011 and 2010 by segment.

	For the three months ended February 28, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$233,243}	$13,632}	$7,427}	$254,302}
Interest expense	(190,898)	(12,633)	(2,802)	(206,333)
Net interest income	42,345}	999}	4,625}	47,969}

Recovery of loan losses	3,374}	-}	-}	3,374}
Net interest income after recovery of loan losses	45,719}	999}	4,625}	51,343}

Non-interest income:
Fee and other income	3,688}	-}	272}	3,960}
Derivative gains	49,704}	-}	3,644}	53,348}
Results of operations of foreclosed assets	(4,854)	-}	-}	(4,854)
Total non-interest income	48,538}	-}	3,916}	52,454}

Non-interest expense:
General and administrative expenses	(13,909)	(916)	(1,245)	(16,070)
Provision for guarantee liability	(24)	-}	-}	(24)
Fair value adjustment of foreclosed assets	(818)	-}	-}	(818)
Other	(169)	-}	(475)	(644)
Total non-interest expense	(14,920)	(916)	(1,720)	(17,556)

Income prior to income taxes	79,337}	83}	6,821}	86,241}
Income tax expense	-}	-}	(2,589)	(2,589)
Net income	$79,337}	$83}	$4,232}	$83,652}

	For the three months ended February 28, 2010
(dollar amounts in thousands)	CFC	RTFC	NCSC	Consolidated
Statement of operations:
Interest income	$232,328}	$17,999}	$6,192}	$256,519}
Interest expense	(202,477)	(16,714)	(2,707)	(221,898)
Net interest income	29,851}	1,285}	3,485}	34,621}

(Provision for) recovery of loan losses	(10,007)	-}	7}	(10,000)

Net interest income after (provision for) recovery of loan losses	19,844}	1,285}	3,492}	24,621}

Non-interest income:
Fee and other income	5,236}	50}	352}	5,638}
Settlement income	22,906}	-}	-}	22,906}
Derivative gains	21,182}	-}	1,389}	22,571}
Results of operations of foreclosed assets	338}	-}	-}	338}
Total non-interest income	49,662}	50}	1,741}	51,453}

Non-interest expense:
General and administrative expenses	(15,211)	(1,587)	(1,328)	(18,126)
Provision for guarantee liability	(451)	-}	-}	(451)
Fair value adjustment on foreclosed assets	(988)	-}	-}	(988)
Other	(53)	-}	(58)	(111)
Total non-interest expense	(16,703)	(1,587)	(1,386)	(19,676)

Income (loss) prior to income taxes	52,803}	(252)	3,847}	56,398}
Income tax expense	-}	(5)	(1,460)	(1,465)
Net income (loss)	$52,803}	$(257)	$2,387}	$54,933}

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared to the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

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

Lending Activity
The balance of loans outstanding increased by $188 million during the nine months ended February 28, 2011. The primary reason for the increase was the $1,105 million of loan advances to CFC and NCSC borrowers to refinance their debt borrowed from other lenders during the nine months ended February 28, 2011. The increase in the loan advances was partially offset by the $472 million reduction in non-performing loans to Innovative Communication Corporation (“ICC”) as described below, distribution and power supply loans sold to the Federal Agricultural Mortgage Corporation totaling $268 million, of which $139 million were advanced at the time of sale, and the prepayment of $204 million of telecommunications loans related to the acquisition of one of our borrowers by a non-member. Repayments of power supply bridge loans with RUS funding totaling $290 million during fiscal year 2011 were mostly offset by new bridge loans during the three months ended February 28, 2011. Bridge loans are advanced with the expectation that they will be repaid once RUS funds are advanced.

During the period June 1, 2010 through February 28, 2011, a total of $1,480 million of long-term fixed-rate loans were scheduled to reprice. Of that total, $1,152 million were repriced at a new long-term fixed rate; $253 million were repriced at a long-term variable rate; $23 million selected a new rate offered by the Federal Agricultural Mortgage Corporation and were sold by CFC to the Federal Agricultural Mortgage Corporation with CFC continuing to service the loans sold; and $52 million were prepaid in full.

ICC Loan Bankruptcy Settlement
On October 6, 2010, a subsidiary of CFC, Caribbean Asset Holdings (“CAH”), took control of the United States Virgin Island (“USVI”) operating entities of ICC as partial repayment of RTFC loans to ICC. This transaction resulted from the transfer of ICC’s assets in bankruptcy. The transferred entities had a fair value of $128 million at that date. As a result of the transfer of control, the prior loan balance of $538 million was increased by $14 million to satisfy payment requirements under an inter-creditor agreement and transaction fees and reduced by $30 million for the redemption of preferred stock, $128 million for the fair value of the transferred entities and a charge-off of $328 million. CFC recorded an investment of $216 million to foreclosed assets, which includes the $128 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or fully settle third-party obligations. The fair value of $128 million for the entities transferred included $88 million of third-party debt obligations. The $88 million of third-party debt obligations was paid off with the $88 million additional investment made by CFC as part of the transfer of control. See further discussion in Note 3, Foreclosed Assets to the condensed consolidated financial statements.

Funding Activity
Due to loan prepayments that occurred at the beginning of fiscal year 2011, there was initially little need for the issuance of debt during the first quarter. Our funding requirements increased during the second quarter with the maturity of collateral trust bonds totaling $500 million, the redemption of $125 million of 6.75 percent subordinated deferrable debt and the increased loan advance activity to members seeking to refinance their borrowings from other lenders. Additionally, retail medium-term notes totaling $577 million matured during the nine months ended February 28, 2011. Debt maturities during fiscal year 2011 were refinanced primarily with commercial paper. During the nine months ended February 28, 2011, our average balance of commercial paper, bid notes and daily liquidity fund outstanding increased to $2,714 million, or 15 percent of total average debt volume, compared with an average balance of $2,199 million, or 11 percent of total average debt volume, for the nine months ended February 28, 2010. The higher average balance of commercial paper was offset by a lower average balance of medium-term notes, which decreased to 21 percent of total average debt volume for the nine months ended February 28, 2011 from 25 percent for the prior-year period. A higher utilization of our commercial paper issuance capacity has been a key factor in our efforts to reduce our overall effective rate of borrowing during fiscal year 2011 as commercial paper is our lowest-cost source of debt funding. As a result, short-term debt as a percentage of total debt increased to 19 percent at February 28, 2011 compared to 12 percent at May 31, 2010. In addition to commercial paper, we issued private-placement short-term debt totaling $400 million to the Federal Agricultural Mortgage Corporation in September 2010 and October 2010 at rates ranging from 0.62 percent to 0.67 percent. These notes matured during the third quarter of fiscal year 2011.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, we are able to borrow funds up to the committed amount at rates ranging from 52.5 to 65 basis points over comparable maturity Treasury Bonds any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement, we can borrow up to the committed amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million commitment through the filing date of this report.

Financial Results
For the nine months ended February 28, 2011 and 2010, we reported net income of $132 million and $94 million, respectively, and TIER was 1.21 and 1.14, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for covenant compliance.

We experienced an increase of $32 million, or 41 percent, to adjusted net interest income for the nine months ended February 28, 2011 compared to the prior-year period. This increase was driven primarily by a decrease to interest expense that was greater than the decrease to interest income and a $14 million reduction to cash settlements expense for derivatives. One of the factors for the decrease in interest expense during the nine months ended February 28, 2011 compared to the prior-year period was the increased utilization of commercial paper and the lower utilization of medium-term notes in our overall funding mix. The average cost of commercial paper was 0.32 percent and 0.38 percent for the nine months ended February 28, 2011 and 2010, respectively, compared with the average cost of medium-term notes of 6.15 percent and 6.03 percent for the same periods, respectively. We also incurred additional interest expense during the prior-year nine-month period due to prefunding large debt maturities as we maintained commercial paper issuance capacity in reserve to address liquidity concerns in the market during that time.

The decrease in interest expense is also the result of refinancing term debt that matured or repriced during the nine months ended February 28, 2011 at lower interest rates. In November 2010, we refinanced maturing collateral trust bonds and the redemption of subordinated deferrable debt with new collateral trust bonds at an average interest rate of 1.54 percent. In January 2011, we repriced $750 million of long-term notes payable at an average effective rate of 1.73 percent, including gains from related treasury lock contracts where we qualified for hedge accounting treatment, compared to the effective interest rate of 5.20 percent prior to repricing. We estimate the transactions above resulted in combined savings of $8 million and $10 million in interest expense during the three and nine months ended February 28, 2011, respectively, compared to the prior-year periods. On an annual basis, we estimate a $47 million reduction to interest expense as a result of these transactions.

During the three months ended February 28, 2011, we paid a weighted average rate of 2.70 percent to counterparties and collected a weighted average rate of 2.69 percent from counterparties for a net weighted average outflow of 0.01 percent on our interest rate swap agreements. This represents a reduction from a weighted average outflow of 0.22 percent for the three months ended February 28, 2010. During the nine months ended February 28, 2011, we paid a weighted average rate of 2.78 percent to counterparties and collected a weighted average rate of 2.75 percent from counterparties for a net weighted average outflow of 0.03 percent on our interest rate swap agreements. This represents a reduction from a weighted average outflow of 0.23 percent for the nine months ended February 28, 2010. For both the three months and nine months ended February 28, 2011, the primary reason for the decrease in the weighted average outflow was a reduction to the weighted average rate we paid on our pay fixed-receive variable interest rate swaps. There was also an increase to fee income during the nine months ended February 28, 2011 of $6 million related to the prepayment of loans to a telecommunications borrower that was partially offset by cash settlements expense of $3 million representing the fee we paid to terminate interest rate swaps used in the funding of such loans.

For the nine months ended February 28, 2011, we recorded a recovery of loan losses totaling $43 million, an increase of $38 million over the recovery in the prior-year period. The recovery for the nine months ended February 28, 2011 was primarily the result of the reduction to the allowance for loan losses held for impaired loans due to increases in the fair value of the collateral supporting impaired loans and to principal repayments on impaired loans. There was a reduction to the loan loss allowance for impaired loans of $15 million due to an increase in the fair value of the collateral securing impaired loans and there was a recovery of $16 million due to principal repayments on impaired loans. In addition, there was a total decrease of $12 million to the loan loss allowance for the general loan portfolio and for large loan exposures during the nine months ended February 28, 2011.

During the nine months ended February 28, 2010, non-interest income included a one-time gain of $23 million, net of legal and other related expenses, from CoBank, ACB, a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States. On February 25, 2010, CoBank, ACB agreed to a settlement related to our discovery that for a period of years, CoBank, ACB employees improperly accessed confidential and proprietary information from our password-protected member website.

The change in the items described above resulted in adjusted net income of $104 million for the nine months ended February 28, 2011 compared with $69 million for the same prior-year period. Adjusted TIER for the nine months ended February 28, 2011 and 2010 was 1.16 and 1.10, respectively. The adjusted TIER for the nine months ended February 28, 2010 excluding the $23 million of settlement proceeds described above was 1.06.

At February 28, 2011, our debt-to-equity ratio was 30.02-to-1 compared to 33.33-to-1 at May 31, 2010. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.27-to-1 at February 28, 2011 compared to 5.93-to-1 at May 31, 2010. This increase was caused by the increase in adjusted liabilities due to the increase in loan volume and the decrease in adjusted equity due to the board-authorized patronage capital retirement of $51 million and the redemption of $125 million of subordinated deferrable debt, partially offset by adjusted net income of $104 million during the nine months ended February 28, 2011.

Outlook for the Next 12 Months
We do not expect that the increase in loan volume driven by $1,105 million of advances resulting from refinancing members’ debt borrowed from other lenders during the nine months ended February 28, 2011 will continue over the remainder of fiscal year 2011 or in fiscal year 2012. Rather, we anticipate a decline in outstanding loan volume of approximately $737 million over the next 12 months. This projected decrease is due to a number of expectations including (i) the maturity of a large telecommunications loan, (ii) anticipated loan sales, (iii) the repayment of a power supply bridge loan with proceeds from the advance of funds from RUS and (iv) a lower level of long-term loan advances, which would result in scheduled loan repayments being in excess of loan advances.

It is anticipated that we will maintain the current level of commercial paper issuance for the next 12 months. We do not have a significant amount of term debt scheduled to mature during the next 12 months. As a result of the limited amount of maturing term debt and the expected decrease to loans outstanding described above, we anticipate that our funding needs will be limited until the third quarter of fiscal year 2012. We expect that during the third quarter of fiscal year 2012 we will issue term debt in advance of the $1,500 million medium-term note maturity scheduled for the fourth quarter of fiscal year 2012. Based on the expected reduction to outstanding loan balances, we do not anticipate that we will have to refinance the full amount of the $1,500 million medium-term note maturity. As a result of the increase in loan advances for the refinancing of our member's debt from other lenders that occurred during the nine months ended February 28, 2011, our adjusted debt-to-equity ratio increased above our target of 6.00-to-1. Due to the expected decrease in loan volume and an estimated slight increase to adjusted equity, we expect that our adjusted debt-to-equity ratio will fall below our target of 6.00 to-1 within the next 12 months.

On March 21, 2011, we replaced the $967 million, five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million, three-year agreement that expires on March 21, 2014. As a result, the total committed credit available under our three current facilities increased $158 million to $3,544 million at March 21, 2011.

We believe there is sufficient liquidity from the combination of member loan repayments, capital markets issuance, member debt issuance and private placement of debt to the Federal Agricultural Mortgage Corporation and the Federal Financing Bank, as part of the funding mechanism for the Rural Economic Development Loan and Grant program, to satisfy our need for additional funding over the next 12 months.

On March 1, 2011, CFC, through RTFC, completed the transfer of control of 100 percent of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities to CAH. This transaction resulted from the transfer of ICC’s assets in bankruptcy. The transfer of assets will not result in a cash inflow as the $66 million of loans outstanding at February 28, 2011 will be reduced by a combination of the receipt of foreclosed assets and loan write-off. The amount of loan repayment CFC will credit RTFC and the amount of the loan write-off will be known once the fair value of each of the operating companies acquired has been updated as of the closing date.

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires new disclosures and clarifies existing disclosure requirements for financing receivables, including loans, lease receivables and other long-term receivables. We adopted the amendments that require disclosures as of the end of a reporting period during the third quarter of fiscal year 2011, with no material impact on our financial position or results of operations. In the fourth quarter of fiscal year 2011, we will adopt the amendments that require disclosures about the activity for a reporting period, as required. In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the effective date for disclosures in this guidance regarding troubled debt restructurings, pending resolution on the Financial Accounting Standards Board’s project to amend the scope of troubled debt restructurings guidance. Our adoption of these standards is not expected to have a material impact on our financial position or results of operations.

Results of Operations

Three and Nine Months ended February 28, 2011 versus February 28, 2010 Results of Operations

	For the three months ended February 28,			For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	Change	2011	2010	Change
Interest income	$254,302}	$256,519	$(2,217)	$755,873}	$790,895	$(35,022)
Interest expense	(206,333)	(221,898)	15,565}	(638,246)	(691,504)	53,258}
Net interest income	47,969}	34,621	13,348}	117,627}	99,391	18,236}
Recovery of (provision for) loan losses	3,374}	(10,000)	13,374}	42,915}	4,594	38,321}
Net interest income after recovery of (provision for) loan losses	51,343}	24,621	26,722}	160,542}	103,985	56,557}

Non-interest income:
Fee and other income	3,960}	5,638	(1,678)	19,096}	13,478	5,618}
Settlement income	-}	22,906	(22,906)	-	22,906	(22,906)
Derivative gains	53,348}	22,571	30,777}	22,405}	5,099	17,306}
Results of operations from foreclosed assets	(4,854)	338	(5,192)	(6,323)	946	(7,269)
Total non-interest income	52,454}	51,453	1,001}	35,178}	42,429	(7,251)

Non-interest expense:
Salaries and employee benefits	(9,700)	(9,286)	(414)	(32,420)	(28,970)	(3,450)
Other general and administrative expenses	(6,370)	(8,840)	2,470}	(22,224)	(22,598)	374}
(Provision for) recovery of guarantee liability	(24)	(451)	427}	358}	2,765	(2,407)
Fair value adjustment on foreclosed assets	(818)	(988)	170}	(2,673)	(2,738)	65}
Loss on early extinguishment of debt	-}	-	-}	(3,928)	-}	(3,928)
Other	(644)	(111)	(533)	(871)	(432)	(439)
Total non-interest expense	(17,556)	(19,676)	2,120}	(61,758)	(51,973)	(9,785)

Income prior to income taxes	86,241}	56,398	29,843}	133,962}	94,441	39,521}

Income tax expense	(2,589)	(1,465)	(1,124)	(1,983)	(656)	(1,327)
Net income	83,652}	54,933	28,719}	131,979}	93,785	38,194}
Less: Net income attributable to noncontrolling interest	(4,315)	(2,130)	(2,185)	(2,391)	(753)	(1,638)
Net income attributable to CFC	$79,337}	$52,803	$26,534}	$129,588}	$93,032	$36,556}

TIER	1.41}	1.25		1.21}	1.14
Adjusted TIER (1)	1.14}	1.12		1.16}	1.10
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

Average balances and interest rates – Assets

	For the three months ended February 28,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$16,649,073}	$15,558,058	$227,118}	$224,201	5.53%	5.84%
Long-term variable-rate loans (1)	1,441,966}	1,884,054	12,886}	15,964	3.62	3.44
Short-term loans (1)	1,398,706}	1,570,264	11,154}	13,612	3.23	3.52
Non-performing loans	101,426}	523,850	-}	-	-}	-}
Total loans	19,591,171}	19,536,226	251,158}	253,777	5.20	5.27
Investments (2)	316,417}	606,755	967}	1,328	1.24	0.89
Fee income	-}	-	2,177}	1,414	-}	-}
Total	$19,907,588}	$20,142,981	$254,302}	$256,519	5.18	5.16

	Average balances and interest rates – Assets

	For the nine months ended February 28,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans (1)	$16,163,100}	$15,402,498	$676,484}	$673,277}	5.60%	5.84%
Long-term variable-rate loans (1)	1,414,913}	2,268,828	36,887}	64,215}	3.49	3.78
Short-term loans (1)	1,441,282}	1,728,376	33,477}	44,288}	3.11	3.43
Non-performing loans	315,184}	523,801	-}	-}	-}	-}
Total loans	19,334,479}	19,923,503	746,848}	781,780}	5.16	5.25
Investments (2)	367,460}	627,452	3,001}	4,314}	1.09	0.92
Fee income	-}	-	6,024}	4,801}	-}	-}
Total	$19,701,939}	$20,550,955	$755,873}	$790,895}	5.13	5.15
(1) Interest income on loans to members.
(2) Interest income on the investment of excess cash and equity securities.

	Analysis of changes in interest income

	For the three months ended February 28, 2011 vs. 2010			For the nine months ended February 28, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease):
Long-term fixed-rate loans	$15,722}	$(12,805)	$2,917}	$33,248}	$(30,041)	$3,207}
Long-term variable-rate loans	(3,746)	668}	(3,078)	(24,168)	(3,160)	(27,328)
Short-term loans	(1,487)	(971)	(2,458)	(7,357)	(3,454)	(10,811)
Total interest income on loans	10,489}	(13,108)	(2,619)	1,723}	(36,655)	(34,932)
Investments	(635)	274}	(361)	(1,788)	475}	(1,313)
Fee income	-}	763}	763}	-}	1,223}	1,223}
Total interest income	$9,854}	$(12,071)	$(2,217)	$(65)	$(34,957)	$(35,022)
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

During the three months ended February 28, 2011, interest income remained relatively flat compared with the prior-year period. During the current-year period, we experienced a decrease in interest income due to an overall decline to the interest rates offered on new long-term fixed-rate loan advances. This decrease in interest income was mostly offset by an increase in interest income due to both a higher percentage of long-term fixed-rate loans in the loan portfolio and an increase in average loan volume for interest-bearing loans. In October 2010, the balance of loans outstanding decreased by $472 million due to the transfer of control of ICC’s USVI entities to CAH. Excluding the reduction related to non-accrual loans to ICC, average loan volume for the three months ended February 28, 2011 increased 3 percent compared with the prior-year period. The primary reason for the increase in average loan volume was the $1,105 million of loans advanced during fiscal year 2011 to CFC and NCSC borrowers to refinance their debt borrowed from other lenders. The increase in average loan volume was partially offset by decreases related to the sale of loans to the Federal Agricultural Mortgage Corporation and the prepayment of telecommunications loans.

The average long-term fixed interest rates we offered on electric loans for the three months ended February 28, 2011 decreased 42 basis points compared to the prior-year period. As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. In fiscal year 2011, corporate spreads have tightened, thus allowing us to lower long-term fixed rates we offer on our new loans. This rate-driven decrease in interest income was offset by a rate-driven increase due to a higher average volume of long-term fixed rate loans in the loan portfolio. The average volume of long-term fixed-rate loans increased to 85 percent for the three months ended February 28, 2011 from 80 percent for the same prior-year period. During the three months ended February 28, 2011, long-term fixed-rate loans had an average yield of 5.53 percent compared with an average yield of 3.62 percent and 3.23 percent for long-term variable and short-term loans, respectively.

During the nine months ended February 28, 2011, interest income decreased 4 percent compared to the prior-year period due to the 3 percent decrease in average loan volume and the 9 basis point decrease in the average yield on loans. The average loan balance for the nine months ended February 28, 2011 decreased 2 percent compared to the prior-year period excluding the reduction related to non-accrual loans to ICC. In addition to the reduction in ICC loans during the period, the average loan balance for the nine months ended February 28, 2011 decreased compared to the prior-year period largely due to the sale of loans to the Federal Agricultural Mortgage Corporation, the prepayment of telecommunications loans and expected repayments on power supply bridge loans. These decreases were partially offset by the increase in average loan volume due to loan advances to CFC and NCSC borrowers to refinance their debt borrowed from other lenders during the nine months ended February 28, 2011. See Financial Condition - Loan and Guarantee Portfolio Assessment for further explanation of the changes in loans outstanding.

The decrease in average yield during the nine months ended February 28, 2011 was due to an overall decline in the interest rates offered on new long-term fixed-rate loan advances as the average long-term fixed interest rates we offered on electric loans decreased 73 basis points compared to the prior-year period. This rate-driven decrease in interest income was partially offset by a rate-driven increase in interest income due to a higher average volume of long-term fixed-rate loans in the loan portfolio. The average volume of long-term fixed-rate loans increased to 84 percent of the loan portfolio for the nine months ended February 28, 2011 from 77 percent for the same prior-year period. During the nine months ended February 28, 2011, long-term fixed-rate loans had an average yield of 5.60 percent compared with an average yield of 3.49 percent and 3.11 percent for long-term variable and short-term loans, respectively.

At February 28, 2011, approximately 49 percent of the outstanding balance of our interest-bearing line of credit loans were priced at rates lower than our standard line of credit interest rates because of loan syndications and competition for the line of credit loan business. Of the line of credit loans priced lower than our standard rates at February 28, 2011, 39 percent were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and was based on current market conditions.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Electric	$5,827}	$5,862	$17,928}	$17,853
Telecommunications	-}	7,117	7,404}	21,790
Total	$5,827}	$12,979	$25,332}	$39,643

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the court settlement of non-accrual loans to ICC. Loans remaining on non-accrual status relate primarily to restructured loans to Denton County Electric Cooperative, d/b/a CoServ Electric (“CoServ”) . The decrease to interest income from holding CoServ’s loans on non-accrual status is largely offset by the reduction to the calculated impairment due to CoServ’s principal payments, which results in a reduction to the required loan loss provision or increases the recovery for the period. As a result, there is a limited effect on the overall financial statements from these non-accrual loans. During the nine months ended February 28, 2011, CoServ made scheduled payments of $21 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $16 million to the calculated impairment. The CoServ impairment is based on the net present value of the expected future cash flow associated with the loan. As required by GAAP, credit risk related to the collection of future cash flows is taken into consideration in estimating the future cash flows associated with the CoServ loan.

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

Average balances and interest rates – Liabilities

	For the three months ended February 28,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1) (2)	$2,917,994}	$1,890,326	$(2,574)	$(1,114)	(0.36)%	(0.24)%
Medium-term notes (1)	3,677,125}	4,321,808	(57,290)	(64,683)	(6.32)	(6.07)
Collateral trust bonds (1)	5,261,149}	5,600,755	(75,223)	(80,618)	(5.80)	(5.84)
Subordinated deferrable debt (1)	195,061}	301,922	(2,806)	(4,916)	(5.83)	(6.60)
Subordinated certificates (1)	1,812,654}	1,774,984	(20,547)	(20,064)	(4.60)	(4.58)
Long-term notes payable (1)	4,775,007}	4,711,074	(42,411)	(45,588)	(3.60)	(3.92)
Total debt	18,638,990}	18,600,869	(200,851)	(216,983)	(4.37)	(4.73)
Debt issuance costs (3)	-}	-	(2,604)	(2,676)	-}	-}
Fee expense (4)	-}	-	(2,878)	(2,239)	-}	-}
Total	$18,638,990}	$18,600,869	$(206,333)	$(221,898)	(4.49)	(4.84)

Derivative cash settlements (5)	$11,149,986}	$11,128,340	$(850)	$(5,636)	(0.03)%	(0.21)%
Adjusted interest expense (6)	18,638,990}	18,600,869	(207,183)	(227,534)	(4.51)	(4.96)

Average balances and interest rates – Liabilities

	For the nine months ended February 28,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid
notes (1) (2)	$2,713,693}	$2,199,082	$(6,583)	$(6,300)	(0.32)%	(0.38)%
Medium-term notes (1)	3,947,526}	4,767,964	(181,490)	(215,180)	(6.15)	(6.03)
Collateral trust bonds (1)	5,154,968}	5,461,966	(229,019)	(240,796)	(5.94)	(5.89)
Subordinated deferrable debt (1)	226,368}	301,904	(10,552)	(14,747)	(6.23)	(6.53)
Subordinated certificates (1)	1,778,006}	1,743,758	(61,071)	(58,871)	(4.59)	(4.51)
Long-term notes payable (1)	4,692,153}	4,666,798	(134,035)	(139,142)	(3.82)	(3.99)
Total debt	18,512,714}	19,141,472	(622,750)	(675,036)	(4.50)	(4.72)
Debt issuance costs (3)	-}	-	(7,722)	(8,281)	-}	-
Fee expense (4)	-}	-	(7,774)	(8,187)	-}	-
Total	$18,512,714}	$19,141,472	$(638,246)	$(691,504)	(4.61)	(4.83)

Derivative cash settlements (5)	$11,218,341}	$11,488,463	$(5,685)	$(19,836)	(0.07)%	(0.23)%
Adjusted interest expense (6)	18,512,714}	19,141,472	(643,931)	(711,340)	(4.65)	(4.97)
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

	Analysis of changes in interest expense

	For the three months ended February 28, 2011 vs. 2010			For the nine months ended February 28, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease:
Commercial paper and bank bid notes	$(606)	$(854)	$(1,460)	$(1,474)	$1,191}	$(283)
Medium-term notes	9,649}	(2,256)	7,393}	37,027}	(3,337)	33,690}
Collateral trust bonds	4,888}	507}	5,395}	13,534}	(1,757)	11,777}
Subordinated deferrable debt	1,740}	370}	2,110}	3,690}	505}	4,195}
Subordinated certificates	(426)	(57)	(483)	(1,156)	(1,044)	(2,200)
Long-term private debt	(619)	3,796}	3,177}	(756)	5,863}	5,107}
Total interest expense on debt	14,626}	1,506}	16,132}	50,865}	1,421}	52,286}
Debt issuance costs	-}	72}	72}	-}	559}	559}
Fee expense	-}	(639)	(639)	-}	413}	413}
Total interest expense	$14,626}	$939}	$15,565}	$50,865}	$2,393}	$53,258}

Derivative cash settlements (4)	$(11)	$4,797}	$4,786}	$466}	$13,685}	$14,151}
Adjusted interest expense (5)	(466)	20,817}	20,351}	23,366}	44,043}	67,409}
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

During the three months ended February 28, 2011, interest expense decreased 7 percent compared with the same prior-year period primarily due to the 35 basis point reduction in the total cost of debt. The lower cost of debt was primarily the result of refinancing maturing debt with commercial paper and refinancing debt at lower interest rates. During fiscal year 2011, we increased the utilization of short-term debt, mostly commercial paper, in our funding mix. At an average cost of 0.36 percent for the three months ended February 28, 2011, commercial paper is our lowest-cost source of debt funding and represented 16 percent of the total average debt outstanding compared with 10 percent for the prior-year period. A lower cost of debt also resulted from our issuance of collateral trust bonds in November 2010 at an average interest rate of 1.54 percent in order to refinance maturing collateral trust bonds with a fixed rate of 4.375 percent and redeem subordinated deferrable debt with a fixed rate of 6.75 percent.

We lowered our average cost for long-term notes payable by 32 basis points during the three months ended February 28, 2011 compared with the prior-year period. We issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation in September 2010 and October 2010, at rates ranging from 0.62 percent to 0.67 percent. These notes matured during the third quarter of fiscal year 2011. In addition, in January 2011 we repriced $750 million of long-term notes payable to the Federal Financing Bank at an average effective rate of 1.73 percent compared to the effective rate of 5.20 percent prior to repricing.

During the nine months ended February 28, 2011, interest expense decreased 8 percent compared to the same prior-year period primarily due to the 22 basis point reduction to the total cost of debt and the 3 percent decrease in the average balance of debt outstanding. The lower cost of debt was the result of increasing commercial paper in our overall funding mix, as well as refinancing maturing and repricing debt at lower interest rates as noted above. The average cost for commercial paper was 0.32 percent for the nine months ended February 28, 2011 and represented 15 percent of the total average debt outstanding compared with 11 percent for the prior-year period. The decrease in the average debt outstanding was due to the 3 percent decrease in the average loan balance during the nine months ended February 28, 2011 and a higher average debt balance in the prior-year period due to prefunding large debt maturities. We prefunded large debt maturities during the nine months ended February 28, 2010 as part of an initiative to maintain commercial paper issuance capacity in reserve in order to minimize liquidity risk due to market conditions at that time.

The adjusted interest expense, which includes all derivative cash settlements, was $207 million and $644 million for the three and nine months ended February 28, 2011, respectively, compared to $228 million and $711 million for the three and nine months ended February 28, 2010. The adjusted interest expense was lower during the three and nine months ended

February 28, 2011 due to the lower interest expense noted above and the decrease in the derivative cash settlements expense discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended February 28,
	2011	2010	2011		2010
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$254,302}	$256,519	5.18}	%	5.16%
Total interest expense	(206,333)	(221,898)	(4.49)		(4.84)
Net interest income/Net yield (cost)	$47,969}	$34,621	0.69}	%	0.32%
Derivative cash settlements	(850)	(5,636)	(0.03)		(0.21)
Adjusted net interest income/Adjusted net yield (1)	$47,119}	$28,985	0.67}		0.20

	Average interest rates – Assets and Liabilities

	For the nine months ended February 28,
	2011	2010	2011		2010
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$755,873}	$790,895	5.13}	%	5.15%
Total interest expense	(638,246)	(691,504)	(4.61)		(4.83)
Net interest income/Net yield (cost)	$117,627}	$99,391	0.52}	%	0.32%
Derivative cash settlements	(5,685)	(19,836)	(0.07)		(0.23)
Adjusted net interest income/Adjusted net yield (1)	$111,942}	$79,555	0.48}		0.18
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

Analysis of changes in net interest income

	For the three months ended			For the nine months ended
	February 28, 2011 vs. 2010			February 28, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$24,480}	$(11,132)	$13,348}	$50,800}	$(32,564)	$18,236}
Increase (decrease) in adjusted net interest income	9,387}	8,747}	18,134}	23,301}	9,086}	32,387}
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

The increases of 39 percent and 18 percent to net interest income for the three and nine months ended February 28, 2011 compared with the prior-year periods was primarily due to the reduction to interest expense, partially offset by the decrease in interest income as explained previously. The adjusted net interest income, which includes all derivative cash settlements, for the three and nine months ended February 28, 2011 increased to $47 million and $112 million, respectively, from $29 million and $80 million for the three and nine months ended February 28, 2010 primarily due to reductions to interest expense and lower cash settlements expense, partially offset by the decrease in interest income as explained previously.

Recovery of Loan Losses
During the three months ended February 28, 2011, there was a loan loss recovery of $3 million compared to a provision of $10 million for the prior-year period. The recovery of loan losses for the three months ended February 28, 2011 was primarily due to principal repayments on impaired loans. The recovery of loan losses of $43 million for the nine months ended

February 28, 2011 was the result of an increase in the fair value of the collateral securing impaired loans, principal repayments on impaired loans and a decrease to the required loan loss allowance for the general portfolio and for large loan exposures. There was a reduction to the loan loss allowance for impaired loans of $15 million due to an increase in the fair value of the collateral securing impaired loans and there was a recovery of $16 million due to principal repayments on impaired loans. In addition, there was a decrease of $8 million to the loan loss allowance for the general portfolio due to decreases in the weighted average risk rating and weighted average maturity for loans in the general portfolio, partially offset by an increase in the total loans in the general portfolio. There was also a $4 million reduction to the loan loss allowance for large loan exposures due to loan repayments and improvement to the average internal risk rating during the nine months ended February 28, 2011 for borrowers that meet the exposure threshold.

Non-interest Income
Non-interest income remained relatively flat for the three months ended February 28, 2011 compared to the prior-year period primarily due to the $31 million increase in derivative gains, partially offset by the $5 million decrease in the results of operations for foreclosed assets and the $23 million of settlement income recognized during the prior-year period. The settlement income was a one-time gain, net of legal and other related expenses, from CoBank, ACB, a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States. On February 25, 2010, CoBank, ACB agreed to a settlement related to our discovery that for a period of years, CoBank, ACB employees improperly accessed confidential and proprietary information from our password-protected member website. The $5 million decrease to the results of operations of foreclosed assets is due to the addition to foreclosed assets resulting from the transfer of control of USVI entities to CAH in October 2010. During the three months ended February 28, 2011, the results of operations from foreclosed assets includes a net loss of $4 million representing the ongoing results of operations for the USVI entities since the date of transfer. Non-interest income decreased by $7 million for the nine months ended February 28, 2011 compared to the prior-year period primarily due to the $23 million of settlement income during the three months ended February 28, 2010 and the $6 million net loss for USVI entities included in the results of operations from foreclosed assets, partially offset by the $17 million increase in derivative gains and $6 million increase in fee income.

The derivative gains line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended February 28,			For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	Net Change	2011	2010	Net Change
Derivative cash settlements	$(850)	$(5,636)	$4,786}	$(5,685)	$(19,836)	$14,151}
Derivative forward value	54,198}	28,207	25,991}	28,090}	24,935}	3,155}
Derivative gains	$53,348}	$22,571	$30,777}	$22,405}	$5,099}	$17,306}

We currently use two types of interest rate exchange agreements:  (i) We pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements during the period.

	For the three months ended February 28,
	2011			2010
(dollar amounts in thousands)	Average	Weighted-	Weighted-	Average	Weighted-	Weighted-
	Notional	Average	Average	Notional	Average	Average
	Amount	Rate Paid	Rate Received	Amount	Rate Paid	Rate Received
Pay fixed-receive variable	$5,762,435	4.13%	0.29%	$5,576,900	4.67%	0.25%
Pay variable-receive fixed	5,387,551	1.19	5.23	5,551,440	1.11	5.24
Total	$11,149,986	2.70	2.69	$11,128,340	2.92	2.70

	For the nine months ended February 28,
	2011			2010
(dollar amounts in thousands)	Average	Weighted-	Weighted-	Average	Weighted-	Weighted-
	Notional	Average	Average	Notional	Average	Average
	Amount	Rate Paid	Rate Received	Amount	Rate Paid	Rate Received
Pay fixed-receive variable	$5,720,930	4.27%	0.35%	$5,976,294	4.68%	0.41%
Pay variable-receive fixed	5,497,411	1.23	5.23	5,512,169	1.26	5.37
Total	$11,218,341	2.78	2.75	$11,488,463	3.03	2.80

During the three months ended February 28, 2011, the net weighted average rate we paid on our interest rate swap agreements decreased to 0.01 percent from 0.22 percent for the same prior-year period. During the nine months ended February 28, 2011, the net weighted average rate we paid on our interest rate swap agreements decreased to 0.03 percent from 0.23 percent for the same prior-year period. For both the three months and nine months ended February 28, 2011, the primary reason for the decrease in the weighted average outflow was a reduction to the weighted average rate we paid on our pay fixed-receive variable interest rate swaps. The lower payment for these swaps was driven by the maturity of pay fixed-receive variable swaps since February 28, 2010 that carried a higher fixed rate as well as the addition of new pay fixed-receive variable swaps with a lower fixed rate compared to swaps in place during the prior-year period. There was also an increase to fee income during the nine months ended February 28, 2011 of $6 million related to the prepayment of loans to a telecommunications borrower that was partially offset by cash settlements expense of $3 million representing the fee we paid to terminate interest rate swaps used in the funding of such loans.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and nine months ended February 28, 2011 increased by $26 million and $3 million, respectively, compared to the prior-year periods. For the three and nine months ended February 28, 2011, the derivative forward value gains of $54 million and $28 million, respectively, were the result of the average increase to the swap valuation curve of 46 basis points and 6 basis points, respectively, which caused an increase in the fair value of pay fixed-receive variable interest rate swaps, particularly those with long-dated maturities. The increase in fair value of pay fixed-receive variable interest rate swaps during the three and nine months ended February 28, 2011 outweighed the losses in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 52 percent and 51 percent of our derivative contracts during the three and nine months ended February 28, 2011, respectively.

Non-interest Expense
The $2 million decrease to non-interest expense for the three months ended February 28, 2011 compared with the prior-year period was primarily due to the $2 million decrease in general and administrative expenses. This $2 million decrease was largely driven by lower legal fees and other expenses associated with the transfer of control of ICC’s USVI operating entities to CAH, which was completed in October 2010. The $10 million increase to non-interest expense for the nine months ended February 28, 2011 compared with the prior-year period was due to the $4 million loss on early extinguishment of debt relating to the redemption of $125 million of subordinated deferrable debt, as well as higher salaries and employee benefits expense and a smaller recovery of guarantee liability. The $3 million increase to salaries and employee benefits expense was mainly due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees. The smaller recovery of guarantee liability was due to a minimal change in guarantees outstanding during the nine months ended February 28, 2011 compared with a significant decrease in the guarantees outstanding during the prior-year period.

Net Income
The change in the items described above resulted in net income of $84 million and $132 million for the three and nine months ended February 28, 2011, respectively, compared with net income of $55 million and $94 million in the prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $29 million and $104 million for the three and nine months ended February 28, 2011, respectively, compared with an adjusted net income of $27 million and $69 million for the same prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three months ended February 28, 2011 contributed $0.1 million and $4.2 million of consolidated net income for RTFC and NCSC, respectively, compared with a net loss of $0.3 million and net income of $2.4 million for RTFC and NCSC, respectively, for the three months ended February 28, 2010. Noncontrolling interest for the nine months ended February 28, 2011 contributed $0.6 million of net loss for RTFC and $3 million of net income for NCSC compared with $0.7 million of net loss and $1.5 million of net income for RTFC and NCSC, respectively, for the prior-year period. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended February 28,		For the nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Income prior to cumulative effect of
change in accounting principle	$83,652}	$54,933	$131,979}	$93,785
Add: fixed charges	206,388}	221,922	638,383}	691,587
Less: interest capitalized	(55)	(24)	(137)	(83)
Earnings available for fixed charges	$289,985}	$276,831	$770,225}	$785,289

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$206,333}	$221,898	$638,246}	$691,504
Interest capitalized	55}	24	137}	83
Total fixed charges	$206,388}	$221,922	$638,383}	$691,587
Ratio of earnings to fixed charges	1.41}	1.25	1.21}	1.14

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

The following table summarizes loans outstanding by type and by segment:

					Increase/
(dollar amounts in thousands)	February 28, 2011		May 31, 2010		(Decrease)
Loans by type (1) (2):
Long-term loans:
Long-term fixed-rate loans	$16,458,409}	84%	$15,412,987	80%	$1,045,422}
Long-term variable-rate loans	1,447,394}	8	2,088,829	11	(641,435)
Loans guaranteed by RUS	227,794}	1	237,356	1	(9,562)
Total long-term loans	18,133,597}	93	17,739,172	92	394,425}
Short-term loans	1,392,687}	7	1,599,233	8	(206,546)
Total loans outstanding	$19,526,284}	100%	$19,338,405	100%	$187,879}

					Increase/
(dollar amounts in thousands)	February 28, 2011		May 31, 2010		(Decrease)
Loans by segment (1):
CFC:
Distribution	$13,912,255}	71%	$13,459,053	70%	$453,202}
Power supply	4,055,155}	21	3,769,794	19	285,361}
Statewide and associate	93,941}	-	86,182	-	7,759}
CFC total	18,061,351}	92	17,315,029	89	746,322}
RTFC	947,740}	5	1,671,893	9	(724,153)
NCSC	517,193}	3	351,483	2	165,710}
Total loans outstanding	$19,526,284}	100%	$19,338,405	100%	$187,879}
(1) Includes loans classified as restructured and non-performing.
(2) Loans are classified as long-term or short-term based on their original maturity.

The increase in loans outstanding from May 31, 2010 to February 28, 2011 was largely due to the $1,105 million of loan advances to CFC and NCSC borrowers to refinance their debt borrowed from other lenders during the nine months ended February 28, 2011. These refinancings, due to members taking advantage of the lower interest rate environment, accounted for increases of $900 million and $64 million to distribution and power supply loans, respectively, and $141 million to NCSC loans. The increase in loan advances was partially offset by the $472 million reduction in non-performing RTFC loans related to the ICC bankruptcy settlement, RTFC loan prepayments and loan sales during the period. The prepayment of telecommunication loans totaling $204 million was related to the acquisition of one of our borrowers by a non-member. We sold $268 million of distribution and power supply loans to the Federal Agricultural Mortgage Corporation, of which $139 million were advanced at the time of sale. Repayments of power supply bridge loans with RUS funding totaling $290 million during fiscal year 2011 were mostly offset by new bridge loans during the three months ended February 28, 2011. Bridge loans are advanced with the expectation that they will be repaid once RUS funds are advanced.

The following table summarizes loans and guarantees outstanding by segment:

	February 28, 2011		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
CFC:
Distribution	$14,147,482}	68%	$13,680,956	67%	$466,526}
Power supply	4,877,329}	24	4,654,622	22	222,707}
Statewide and associate	115,292}	1	108,214	1	7,078}
CFC total	19,140,103}	93	18,443,792	90	696,311}
RTFC	948,561}	5	1,672,529	8	(723,968)
NCSC	569,797}	2	393,193	2	176,604}
Total	$20,658,461}	100%	$20,509,514	100%	$148,947}

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At February 28, 2011 and May 31, 2010, loans outstanding to members in any one state or territory did not exceed 18 percent and 17 percent of total loans outstanding, respectively.

At February 28, 2011 and May 31, 2010, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.6 percent, respectively, of total loans and guarantees outstanding. At February 28, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2010, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure by type and by segment:

	February 28, 2011		May 31, 2010
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	Increase/ (Decrease)
Total by type:
Loans	$3,166,615}	15%	$3,478,271	17%	$(311,656)
Guarantees	305,949}	2	342,325	2	(36,376)
Total credit exposure to 10 largest borrowers	$3,472,564}	17%	$3,820,596	19%	$(348,032)

Total by segment:
CFC	$3,450,064}	17%	$3,274,247	16%	$175,817}
RTFC	-}	-	523,849	3	(523,849)
NCSC	22,500}	-	22,500	-	-}
Total credit exposure to 10 largest borrowers	$3,472,564}	17%	$3,820,596	19%	$(348,032)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure by type and by segment:

	February 28, 2011		May 31, 2010
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	Increase/ (Decrease)
Total by type:
Loans	$2,264,566}	11%	$2,041,099	10%	$223,467}
Guarantees	279,775}	1	320,761	2	(40,986)
Total unsecured credit exposure	$2,544,341}	12%	$2,361,860	12%	$182,481}

Total by segment:
CFC	$2,113,316}	10%	$2,049,365	10%	$63,951}
RTFC	232,442}	1	242,548	2	(10,106)
NCSC	198,583}	1	69,947	-	128,636}
Total unsecured credit exposure	$2,544,341}	12%	$2,361,860	12%	$182,481}

Pledging of Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:
(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Total loans to members	$19,526,284}	$19,338,405
Less: Total secured debt or debt requiring
collateral on deposit (1)	(10,037,494)	(10,094,301)
Less: Excess collateral pledged or on deposit (2)	(1,797,423)	(1,834,358)
Unencumbered loans	$7,691,367}	$7,409,746

Unencumbered loans as a percentage of total loans	39%	38%
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

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Non-performing loans (1)	$93,365	$560,527
Percent of loans outstanding	0.48%	2.90%
Percent of loans and guarantees outstanding	0.45	2.73

Restructured loans	$481,588	$508,044
Percent of loans outstanding	2.47%	2.63%
Percent of loans and guarantees outstanding	2.33	2.48

Total non-performing and restructured loans	$574,953	$1,068,571
Percent of loans outstanding	2.95%	5.53%
Percent of loans and guarantees outstanding	2.78	5.21

Total non-accrual loans	$534,440	$1,022,924
Percent of loans outstanding	2.74%	5.29%
Percent of loans and guarantees outstanding	2.59	4.99
(1) All loans classified as non-performing were on non-accrual status.

At February 28, 2010 and May 31, 2010, non-performing loans included $66 million and $536 million to ICC, respectively. On October 6, 2010, CAH took control of the USVI operating entities of ICC. The entities transferred had a fair value of $128 million at that date. Due to the transfer of control, the loan balance on that date of $538 million was increased by $14 million to satisfy payment requirements under an inter-creditor agreement and transaction fees and reduced by

$30 million for the redemption of preferred stock, $128 million for the fair value of the entities transferred and a charge-off of $328 million. CFC recorded an investment of $216 million to foreclosed assets, which includes the $128 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or settle third-party obligations. The fair value of $128 million for the entities transferred included $88 million of third-party debt obligations. The $88 million of third-party debt obligations was paid off with the $88 million additional investment made by CFC as part of the transfer of control. See further discussion in Note 3, Foreclosed Assets to the condensed consolidated financial statements.

On March 1, 2011, CFC, through RTFC, completed the transfer of control of 100 percent of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities to CAH. This transaction resulted from the transfer of ICC’s assets in bankruptcy. The transfer of assets will not result in a cash inflow as the $66 million of loans outstanding at February 28, 2011 will be reduced by a combination of the receipt of foreclosed assets and loan write-off. The amount of loan repayment CFC will credit RTFC and the amount of the loan write-off will be known once the fair value of each of the operating companies acquired has been updated as of the closing date.

Jeffrey Prosser, ICC’s former indirect majority shareholder and former chairman, and related parties continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC, therefore, anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own. Based on our analysis, we believe we have an adequate loan loss allowance for our exposure to ICC at February 28, 2011.

Non-performing loans at February 28, 2011 and May 31, 2010 also included $27 million and $25 million, respectively, to Naknek Electric Association, an electric distribution cooperative located in Naknek, Alaska, that filed for bankruptcy in September 2010.

At February 28, 2011 and May 31, 2010, we had restructured loans totaling $482 million to two borrowers and $508 million to three borrowers, respectively, all of which were performing according to their restructure agreements. At February 28, 2011 and May 31, 2010, we had $441 million and $462 million, respectively, of restructured loans on non-accrual status to CoServ. We are not recognizing interest income on this loan; however, as long as it remains on non-accrual status, we experience a reduction in the calculated impairment and, therefore, our required allowance for loan losses related to each quarterly principal repayment. During the nine months ended February 28, 2011, CoServ made scheduled payments of $21 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $16 million to the calculated impairment.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Management believes the allowance for loan losses is adequate to cover estimated probable portfolio losses. Activity in the allowance for loan losses is summarized below:

	As of and for the three months ended		As of and for the nine months ended			As of and for the year ended
	February 28,		February 28,			May 31,
(dollar amounts in thousands)	2011	2010	2011		2010	2010
Beginning balance	$225,546}	$608,458	$592,764}		$622,960	$622,960
(Recovery of ) provision for loan losses	(3,374)	10,000	(42,915)		(4,594)	(30,415)
Net recovery (charge-off)	52}	40	(327,625)		132	219
Ending balance	$222,224}	$618,498	$222,224}		$618,498	$592,764
`
Loan loss allowance by segment:
CFC (1)	$222,222}	$618,462	$222,222}		$618,462	$592,746
NCSC (1)	2}	36	2}		36	18
Total	$222,224}	$618,498	$222,224}		$618,498	$592,764

As a percentage of total loans outstanding			1.14}	%	3.18%	3.07%
As a percentage of total non-performing loans outstanding			238.02}		118.07	105.75
As a percentage of total restructured loans outstanding			46.14}		119.99	116.68
As a percentage of total loans on non-accrual			41.58}		62.26	57.95
(1) CFC indemnifies RTFC and NCSC for loan losses, with the exception of the NCSC consumer loans that are covered by the NCSC loan loss allowance. Therefore, there is no loan loss allowance required at RTFC. The NCSC loan loss allowance is required to cover the exposure for consumer loans of $3 thousand and $112 thousand at February 28, 2011 and May 31, 2010, respectively, and $217 thousand at February 28, 2010.

Our loan loss allowance decreased by $371 million from May 31, 2010 to February 28, 2011 primarily due to the charge-off of $328 million related to the transfer of the USVI entities to CAH on October 6, 2010. See Recovery of Loan Losses in the Results of Operations for more details about the loan loss recovery for the three and nine months ended February 28, 2011. At February 28, 2011 and May 31, 2010, there is a total specific loan loss allowance balance of $79 million and $437 million, respectively, related to impaired loans totaling $575 million and $1,064 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010	Increase/ (Decrease)
Commercial paper (1)	$3,403,876}	$2,264,230	$1,139,646}
Bank bid notes	270,000}	30,000	240,000}
Collateral trust bonds	5,512,803}	5,469,245	43,558}
Notes payable	4,561,455}	4,666,518	(105,063)
Medium-term notes	3,513,951}	4,230,865	(716,914)
Subordinated deferrable debt	186,440}	311,440	(125,000)
Membership certificates	646,045}	643,211	2,834}
Loan and guarantee certificates	796,053}	769,654	26,399}
Member capital securities	398,150}	397,850	300}
Total debt outstanding	$19,288,773}	$18,783,013	$505,760}
Percentage of fixed-rate debt (2)	79%	81%
Percentage of variable-rate debt (3)	21	19

Percentage of long-term debt (4)	81%	88%
Percentage of short-term debt (4)	19	12
(1) Includes $284 million and $372 million related to the daily liquidity fund at February 28, 2011 and May 31, 2010, respectively.
(2) Includes variable-rate debt that has been swapped to a fixed rate net of any fixed-rate debt that has been swapped to a variable rate.
(3) The rate on commercial paper and bank bid notes does not change once the note has been issued. However, the rates on new commercial paper notes change daily, and commercial paper notes generally have maturities of less than 90 days. Therefore, commercial paper notes are classified as variable-rate debt. Also includes fixed-rate debt that has been swapped to a variable rate net of any variable-rate debt that has been swapped to a fixed rate.
(4) Debt is classified as long-term or short-term based on its original maturity.

Total debt outstanding increased by $506 million at February 28, 2011 as compared with May 31, 2010 primarily due to the $660 million increase to loans outstanding, excluding the $472 million reduction to non-performing loans to ICC as a result of a charge-off and assets received as partial settlement for those loans. The increase to debt related to a higher balance of loans outstanding was partially offset by the $114 million decrease in cash during the nine months ended February 28, 2011. Commercial paper represented a higher percentage of the total debt outstanding at February 28, 2011 compared with the percentage at May 31, 2010 as a result of its use to refinance maturing term debt during the period. In July 2010, $400 million of variable-rate collateral trust bonds matured, and in October 2010, $500 million of 4.375 percent collateral trust bonds matured. In September 2010, we redeemed $125 million of 6.75 percent subordinated deferrable debt. Additionally, maturities of medium-term notes exceeded new advances by $717 million during the nine months ended February 28, 2011. These debt maturities were refinanced with a combination of commercial paper, collateral trust bonds and private-placement debt with the Federal Agricultural Mortgage Corporation.

In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In February 2011, we issued $300 million of 3.050 percent collateral trust bonds due 2016. In September 2010 and October 2010, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation at rates ranging from 0.62 percent to 0.67 percent. These notes matured during the third quarter of fiscal year 2011.

The following table provides additional information on the debt instruments we offer at February 28, 2011.

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
(5) At February 28, 2011, other notes payable include unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
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

Equity
At February 28, 2011, total equity increased by $83 million from May 31, 2010 due to net income of $132 million and an increase of $2 million to accumulated other comprehensive income for the nine months ended February 28, 2011, partially offset by the board-authorized patronage capital retirement of $51 million.

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

Contractual Obligations
The following table summarizes our long-term contractual obligations and the scheduled reductions for the remainder of the year ended May 31, 2011, the next four fiscal years and thereafter as follows:

(dollar amounts in millions)
Contractual Obligations (1)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt due in less than one year	$335	$418	$-	$-	$-	$-	$753
Long-term debt	-	1,804	672	2,381	438	7,550	12,845
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	2	60	30	32	1,491	1,615
Operating leases (3)	1	1	-	-	-	-	2
Contractual interest on long-term debt (4)	214	736	625	556	507	6,558	9,196
Total contractual obligations	$550	$2,961	$1,357	$2,967	$977	$15,785	$24,597
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $216 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.
(3) Primarily represents the payment obligation related to our lease of office space for our headquarters facility through the term of the lease ending on October 17, 2011.
(4) Represents the interest obligation on our debt based on terms and conditions at February 28, 2011.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type and by segment:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010	Increase/ (Decrease)
Total by type:
Long-term tax-exempt bonds	$600,665}	$601,625	$(960)
Indemnifications of tax benefit transfers	62,154}	69,982	(7,828)
Letters of credit	351,236}	380,076	(28,840)
Other guarantees	118,122}	119,426	(1,304)
Total	$1,132,177}	$1,171,109	$(38,932)
Total by segment:
CFC	$1,078,752}	$1,128,763	$(50,011)
RTFC	821}	636	185}
NCSC	52,604}	41,710	10,894}
Total	$1,132,177}	$1,171,109	$(38,932)

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies based upon a payment default by a member system. At February 28, 2011 and May 31, 2010, 75 percent and 73 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the nine months ended February 28, 2011 is primarily due to normal amortization of guaranteed debt and maturing letters of credit, partially offset by two new tax-exempt bonds totaling $24 million issued during the period. At February 28, 2011 and May 31, 2010, we recorded a guarantee liability totaling $23 million, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at February 28, 2011, and the related notional principal amortization and maturities for the remainder of the year ended May 31, 2011, the next four fiscal years and thereafter as follows:

		Principal Amortization and Maturities of Guaranteed Obligations
	Outstanding
(dollar amounts in thousands)	Balance	2011	2012	2013	2014	2015	Thereafter
Guarantees (1)	$1,132,177	$75,271	$302,638	$136,036	$58,710	$89,126	$470,396
(1) On a total of $525 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
At February 28, 2011, our unadvanced loan commitments totaled $13,826 million, a decrease of $368 million over the $14,194 million unadvanced at May 31, 2010. These are unadvanced commitments because we approved and executed loan contracts, but the funds have not been advanced. Approximately 62 percent and 64 percent of the unadvanced commitments at February 28, 2011 and May 31, 2010, respectively, were for short-term line of credit loans. Prior to making an advance under the majority of our unadvanced commitments, we confirm there has been no material adverse change in the borrower’s business or financial condition since we approved the loan. It is our experience that unadvanced commitments are usually not fully drawn and that borrowings by members occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:
•	electric cooperatives typically execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;
•
electric cooperatives generate a significant amount of cash from the collection of revenue from their customers, so they usually do not need to draw down on loan commitments to supplement operating cash flow;

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

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2011 was 31.71-to-1, a decrease from 35.33-to-1 at May 31, 2010. The decrease in the leverage ratio is due to the increase of $83 million in total equity and the decrease of $39 million in guarantees, offset by the increase of $537 million in total liabilities as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

For covenant compliance on our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to calculate adjusted equity.

At February 28, 2011 and May 31, 2010, the adjusted leverage ratio was 6.68-to-1 and 6.34-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase in the adjusted leverage ratio is due to the increase of $704 million in adjusted liabilities and the decrease of $43 million in adjusted equity, offset by the decrease of $39 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio, based on this formula at February 28, 2011, was 30.02-to-1, a decrease from 33.33-to-1 at May 31, 2010. The decrease in the debt-to-equity ratio is due to an increase of $83 million in total equity offset by an increase of $537 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At February 28, 2011 and May 31, 2010, the adjusted debt-to-equity ratio was 6.27-to-1 and 5.93-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $704 million in adjusted liabilities and the decrease of $43 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At February 28, 2011, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through August 31, 2012. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at February 28, 2011, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected Uses of Liquidity				Projected Sources of Liquidity
						Debt Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment-commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium-term notes	Total sources of liquidity	excess sources over uses of liquidity
3Q11										$ 399
4Q11	$ 334	$ 150	$ 282	$ 766	$ 326	$ -	$ 150	$ 250	$ 726	359
1Q12	120	150	276	546	481	-	-	100	581	394
2Q12	191	275	149	615	494	-	-	100	594	373
3Q12	99	-	194	293	337	-	350	350	1,037	1,117
4Q12	1,804	-	291	2,095	339	300	400	350	1,389	411
1Q13	261	-	309	570	287	-	150	100	537	378
Totals	$ 2,809	$ 575	$ 1,501	$ 4,885	$ 2,264	$ 300	$ 1,050	$ 1,250	$ 4,864

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through August 31, 2012. These estimates will change on a quarterly basis based on many factors.

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

In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In February 2011, we issued $300 million of 3.050 percent collateral trust bonds due 2016. In March 2011, we issued $250 million of nine-month floating-rate medium-term notes in a registered offering.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $2,145 million and represented 11 percent of total debt outstanding at February 28, 2011. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2011.

During the second quarter of fiscal year 2011, we elected to re-enter the retail notes market. Additional market funding through the issuance of retail notes had been unnecessary since November 2009 when the outstanding balance had reached $1,093 million. We plan to use retail notes as a supplemental source of unsecured funding through the remainder of fiscal year 2011. The total balance of retail notes outstanding was $555 million at February 28, 2011.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with the Federal Agricultural Mortgage Corporation. All of the note purchase agreements with the Federal Agricultural Mortgage Corporation are revolving credit facilities that allow us to borrow, repay and re-borrow funds at any time prior to the maturity date of the applicable agreement, provided that the principal amount at any time outstanding under each agreement is not more than the total available under such agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. Repayment and re-borrowing of funds is subject to the maturity date and prepayment terms of each secured note payable. In September 2010 and October 2010, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation. These notes matured during the third quarter of fiscal year 2011.

In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement, we can borrow up to the available amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the $1,500 million note purchase agreement through the filing date of this report. As a result, we have $2,413 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation through the filing date, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation at favorable pricing.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. Subsequent to February 28, 2011, we borrowed $150 million under this facility at a weighted average interest rate of 2.726 percent with a repricing period ranging from five to 12 years and a final maturity of 20 years.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,638 million over the next 12 months.

Member Loan Interest Payments
During the nine months ended February 28, 2011, interest income on the loan portfolio was $747 million, representing an average yield of 5.16 percent compared with 5.25 percent for the nine months ended February 28, 2010. For the past three fiscal years, interest income on the loan portfolio has averaged $1,043 million. At February 28, 2011, 85 percent of the total loans outstanding had a fixed rate of interest, and 15 percent of loans outstanding had a variable rate of interest. At February 28, 2011, 3 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	February 28, 2011	May 31, 2010	Termination Date	Facility fee per year (1)
Five-year agreement	$967,313	$967,313	March 22, 2011	6 basis points
Five-year agreement	1,049,000	1,049,000	March 16, 2012	6 basis points
Three-year agreement (2)	1,369,919	1,334,309	March 8, 2013	25 basis points
Total	$3,386,232	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) The available amount presented at February 28, 2011 and May 31, 2010 is reduced by total letters of credit outstanding of $15.1 million and $0.7 million, respectively.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement expiring on March 8, 2013 by $50 million to a total of $1,385 million.

On March 21, 2011, we replaced the $967 million, five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million, three-year agreement that expires on March 21, 2014. As a result, the total committed credit available under our three current facilities was $3,544 million at March 21, 2011.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities. See further discussion under the Compliance with Debt Covenants section below.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	February 28, 2011		May 31, 2010		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,459,337	43%	$1,371,159	61%	$88,178}
Medium-term notes	445,387	13	634,401	15	(189,014)
Members’ subordinated certificates	1,840,248	100	1,810,715	100	29,533}
Total	$3,744,972		$3,816,275		$(71,303)

Percentage of total debt outstanding	19%		20%
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $284 million and $372 million related to the daily liquidity fund at February 28, 2011 and May 31, 2010, respectively.

Member commercial paper investments averaged $1,172 million outstanding during the last three fiscal years and the nine months ended February 28, 2011. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Cash Flows from Operations
For the nine months ended February 28, 2011, cash flows provided by operating activities were $185 million compared with $169 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At February 28, 2011 and May 31, 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 28, 2011	May 31, 2010

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.14	1.25

Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.12	1.12

Maximum ratio of adjusted senior debt to total equity	10.00	6.46	6.15
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•
to secure up to $7,500 million on any other indebtedness of CFC. Such amount under our revolving credit agreement that terminated on March 22, 2011 was limited to $7,000 million. As of February 28, 2011, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,512 million.

The revolving credit agreements limit new investments in the USVI entities obtained as foreclosed assets to $275 million without consent by the required banks. New investments in the USVI entities at February 28, 2011 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
		1994 Collateral Trust Bonds and U.S. Medium-Term Notes Indentures
	Requirement	February 28, 2011	May 31, 2010
Maximum ratio of adjusted senior debt to total equity	20.00	7.04	6.78

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. We pledge distribution mortgage loans and permitted investments under our collateral trust bond indentures. We pledge distribution and power supply mortgage loans under the note purchase agreements with the Federal Agricultural Mortgage Corporation, which permit up to 20 percent of loans pledged to be from power supply systems. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt outstanding to the Federal Financing Bank under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited.

Although not required, we typically maintain pledged collateral and collateral on deposit in excess of the required 100 percent of the outstanding balance of debt issued. However, our revolving credit agreements limit pledged collateral to 150 percent of the outstanding balance of debt issued. The excess collateral ensures that required collateral levels are maintained and, when an opportunity exists, facilitates timely execution of debt issuances by reducing or eliminating the lead time required to pledge collateral. Collateral levels fluctuate because:
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

The $3,000 million of notes payable to the Federal Financing Bank as part of the funding mechanism for the Rural Economic Development Loan and Grant program at February 28, 2011 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,438 million at February 28, 2011, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5 percent of total patronage capital. At February 28, 2011, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At February 28, 2011, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	February 28, 2011	May 31, 2010
Collateral trust bonds	100%	150%	117%	114%
Federal Agricultural Mortgage Corporation	100	150	128	132
Clean Renewable Energy Bonds Series 2009A (1)	100	150	120	125
Federal Financing Bank (2)	100	150	115	119
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $10 million and $13 million as of February 28, 2011 and May 31, 2010, respectively.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to members or from the unadvanced portion of loans previously approved. At February 28, 2011, unadvanced loan commitments totaled $13,826 million. We do not expect to advance the full amount of the unadvanced commitments. Unadvanced commitments generally expire within five years of the first advance on a loan, and the majority of short-term unadvanced commitments are used as backup liquidity for member operations. Approximately 62 percent of the outstanding commitments at February 28, 2011 were for short-term line of credit loans. We expect to fund long-term loan advances totaling $901 million over the next 12 months either from new loans approved to members or from unadvanced commitments.

Interest Expense on Debt
For the nine months ended February 28, 2011, interest expense on debt was $623 million, representing an average cost of 4.50 percent compared with 4.72 percent for the prior-year period. For the past three fiscal years, interest expense on debt has averaged $907 million. At February 28, 2011, 79 percent of outstanding debt had a fixed interest rate and 21 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing for the remainder of the year ended May 31, 2011, the next four full fiscal years and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2011	$334,862
May 31, 2012	2,224,764
May 31, 2013	731,761
May 31, 2014	2,410,559
May 31, 2015	469,927
Thereafter	9,227,550
Total	$15,399,423
(1) Excludes loan subordinated certificates totaling $216 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2010, amortization represented 9 percent of amortizing loan subordinated certificates outstanding.

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

At February 28, 2011, we had $3,674 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,459 million at February 28, 2011, which represents an increase of $88 million from the balance at May 31, 2010. Dealer commercial paper and bank bid notes increased from $870 million at May 31, 2010 to $2,145 million at February 28, 2011. The dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current balance of commercial paper issuance while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At February 28, 2011, 15 percent of total debt outstanding was $2,893 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We also limit dealer and member commercial paper to the amount of our bank lines of credit available to provide backup liquidity. At February 28, 2011, we had $3,386 million in available lines of credit with financial institutions. On March 21, 2011, we replaced the $967 million, five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million, three-year agreement that expires on March 21, 2014. As a result, the total committed credit available under our three current facilities increased $158 million to $3,544 million at March 21, 2011. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At February 28, 2011, we had long-term debt maturing in the next 12 months totaling $753 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold through dealers (primarily retail notes) of $315 million at February 28, 2011. The total balance of retail notes outstanding was $555 million at February 28, 2011. Additional market funding through the issuance of retail notes has been unnecessary since November 2009 when the outstanding balance had reached $1,093 million; however, during the second quarter of fiscal year 2011, we elected to re-enter the retail market. Based on past history, as well as recent retail note issuances totaling $54 million during the nine months ended February 28, 2011, we believe such market funding is available to us on a supplemental basis.

•	Based on past history, we expect to maintain the ability to roll over our short-term medium-term notes sold to members of $340 million at February 28, 2011 if we need this funding in the future.
•	We expect to maintain the ability to obtain funding through the capital markets. In November 2010, we issued
$300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In February 2011, we issued $300 million of 3.050 percent collateral trust bonds due 2016.
•
In January 2011, we entered into a $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. Under the terms of this note purchase agreement we can borrow up to the available amount at any time during the draw period, which is initially five years from the closing date and thereafter automatically extended on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. No amounts have been advanced under the

$1,500 million note purchase agreement through the filing date of this report. As a result, we have $2,413 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation through the filing date, subject to market conditions.
•
In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. Subsequent to February 28, 2011, we borrowed $150 million under this facility at a weighted average interest rate of 2.726 percent with a repricing period ranging from five to 12 years and a final maturity of 20 years.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 51, we expect over the next six quarters, repayments on our long-term loans to exceed long-term loan advances by $763 million. At February 28, 2011, we are the guarantor and liquidity provider for $525 million of tax-exempt bonds issued for our member cooperatives. During the nine months ended February 28, 2011, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our $399 million of cash on hand and our current sources of liquidity at February 28, 2011 will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
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

We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 58). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate. Fixed-rate debt swapped to a variable rate is excluded from the analysis since it is used to match fund the variable-rate loan pool.

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

The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At February 28, 2011 and May 31, 2010, 15 percent and 19 percent, respectively, of loans carried variable interest rates.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 28, 2011.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of February 28, 2011

	May 31,	June 1,	June 1,	June 1,	June 1,
	2011	2011 to	2013 to	2015 to	2020 to	Beyond
	Or	May 31,	May 31,	May 31,	May 31,	June 1,
(dollar amounts in millions)	Prior	2013	2015	2020	2030	2030	Total

Assets amortization and repricing	$451	$5,167	$3,150	$4,095	$2,764	$1,034	$16,661

Liabilities and members’ equity:
Long-term debt	$190	$3,977	$2,564	$4,785	$707	$688	$12,911
Subordinated certificates	8	78	54	79	1,366	212	1,797
Members’ equity (1)	-	-	-	26	219	492	737
Total liabilities and members’ equity	$198	$4,055	$2,618	$4,890	$2,292	$1,392	$15,445

Gap (2)	$253	$1,112	$532	$(795)	$472	$(358)	$1,216
Cumulative gap	253	1,365	1,897	1,102	1,574	1,216
Cumulative gap as a % of total assets	1.22%	6.57%	9.14%	5.31%	7.58%	5.86%
Cumulative gap as a % of adjusted total assets (3)	1.24	6.68	9.29	5.40	7.71	5.95
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the condensed consolidated balance sheet less derivative assets.

At February 28, 2011, we had $16,661 million of fixed-rate assets amortizing or repricing, funded by $12,911 million of fixed-rate liabilities maturing during the next 30 years and $2,534 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,216 million, or 5.86 percent of total assets and 5.95 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’equity. We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps.

We exceeded our objective to manage our matched funding within a range of 5 percent at February 28, 2011 to allow the flexibility to maximize funding opportunities in the current low interest rate environment. Our current position of funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through committed revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments we receive on an annual basis.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments. We use interest rate, cross-currency and cross-currency interest rate swaps to manage our interest rate and foreign currency risk. These interest rate swaps are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At February 28, 2011 and May 31, 2010, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At February 28, 2011 and May 31, 2010, the highest percentage concentration of total notional exposure to any one counterparty was 13 percent and 12 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at February 28, 2011, there were seven counterparties that would be required to make a payment to us totaling $56 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $26 million, or 47 percent of the total exposure to us, at February 28, 2011.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At February 28, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2011, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At February 28, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,380,421}	$(413)	$26,445}	$26,032}
fall below Baa1/BBB+ (1)	6,811,682}	(75,313)	24,201}	(51,112)
Total	$8,192,103}	$(75,726)	$50,646}	$(25,080)
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

In addition to the rating triggers listed above, at February 28, 2011, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2011 was $92 million.

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

Adjustments to Net Income and the Calculation of the TIER Ratio
The following table provides a reconciliation between interest expense, net interest income and net income and these financial measures adjusted to exclude the effect of derivatives for the three and nine months ended February 28, 2011 and 2009. Refer to Non-GAAP Financial Measures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2010 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

	Three months ended February 28,		Nine months ended February 28,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest expense	$(206,333)	$(221,898)	$(638,246)	$(691,504)
Derivative cash settlements	(850)	(5,636)	(5,685)	(19,836)
Adjusted interest expense	$(207,183)	$(227,534)	$(643,931)	$(711,340)

Net interest income	$47,969}	$34,621	$117,627}	$99,391
Derivative cash settlements	(850)	(5,636)	(5,685)	(19,836)
Adjusted net interest income	$47,119}	$28,985	$111,942}	$79,555

Net income prior to cumulative effect of change in accounting principle	$83,652}	$54,933	$131,979}	$93,785
Derivative forward value	(54,198)	(28,207)	(28,090)	(24,935)
Adjusted net income	$29,454}	$26,726	$103,889}	$68,850

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER ratios:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
TIER	1.41}	1.25	1.21}	1.14
Adjusted TIER	1.14}	1.12	1.16}	1.10

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

(dollar amounts in thousands)	February 28, 2011	May 31, 2010
Liabilities	$20,093,226}	$19,556,448
Less:
Derivative liabilities	(421,000)	(482,825)
Debt used to fund loans guaranteed by RUS	(227,794)	(237,356)
Subordinated deferrable debt	(186,440)	(311,440)
Subordinated certificates (1)	(1,840,248)	(1,810,715)
Adjusted liabilities	$17,417,744}	$16,714,112
Total equity	$669,429}	$586,767
Less:
Prior-year cumulative derivative forward
value and foreign currency adjustments	118,864}	121,560
Year-to-date derivative forward value gain	(28,090)	(2,696)
Accumulated other comprehensive income (2)	(9,526)	(7,489)
Plus:
Subordinated certificates (1)	1,840,248}	1,810,715
Subordinated deferrable debt	186,440}	311,440
Adjusted equity	$2,777,365}	$2,820,297
Guarantees	$1,132,177}	$1,171,109
(1) At February 28, 2011, includes $10 million of subordinated certificates classified in short-term debt.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.7 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at February 28, 2011 and May 31, 2010, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	February 28, 2011	May 31, 2010
Leverage ratio	31.71	35.33
Adjusted leverage ratio	6.68	6.34

Debt-to-equity ratio	30.02	33.33
Adjusted debt-to-equity ratio	6.27	5.93

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

You should understand and consider the following risks and uncertainties in addition to those described in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2010.

Our elected directors also serve as officers or directors of certain of our individual member cooperatives, which may result in a potential conflict of interest with respect to loans, guarantees and extensions of credit that we may make to or on behalf of such member cooperatives.

In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates.  CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by the National Rural Electric Cooperative Association and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members.  To mitigate the conflict of interest inherent in our credit and lending activities with respect to any member that has one of its officers or directors sitting on CFC’s Board of Directors, all loans, guarantees and other extensions of credit to such member are required to be approved by a majority of CFC’s Board of Directors or a majority of the loan committee of CFC’s Board of Directors, with the interested director being recused from both the discussions and the vote on the approval of the proposed loan, guarantee or extension of credit.  In addition, all such loan requests are required to go through the same underwriting process and review as other loan requests before being submitted to the CFC Board of Directors or loan committee for approval.  Unlike FDIC-insured banking institutions, we are not subject to federal or state regulation, examination or oversight with regard to our lending activity.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.2	–	Amended Bylaws as approved by CFC’s Board of Directors and members on March 7, 2011.

4.1	–	Amendment No. 4 dated February 19, 2009 to the Revolving Credit Agreement dated March 16, 2007 expiring on March 16, 2012.

4.2	–	Amendment No. 6 dated February 19, 2009 to the Revolving Credit Agreement dated March 22, 2006 expiring on March 22, 2011.
4.3	–	Revolving Credit Agreement dated March 21, 2011 for $1,125 million expiring on March 21, 2014.

4.4	–	Amended and Restated Master Note Purchase Agreement dated March 24, 2011, between the Registrant and Federal Agricultural Mortgage Corporation.

4.5	–	Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.

4.6	–	First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 13, 2011