Form 10-K
period 2011-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2011-08-19
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes, governmental monetary and fiscal policies, changes in tax policies, changes in interest rates, demand for our loan products, lending competition, changes in the quality or composition of our loan and investment portfolios, changes in accounting principles, policies or guidelines, changes in our ability to access external financing, valuations of collateral supporting impaired loans, initial valuations of assets received in foreclosure, non-performance of counterparties to our derivative agreements and other economic and governmental factors affecting our operations. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information in this section should be read with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists solely of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments. CFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. As described under Allocation and Retirement of Patronage Capital on page 24, CFC allocates its net earnings, which consist of net income excluding the effect of certain non-cash accounting entries, annually to a cooperative educational fund, a members’ capital reserve and to members based on each member’s patronage of CFC’s loan programs during the year.

For financial statement purposes, CFC’s results of operations and financial condition are consolidated with and include Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”). Unless stated otherwise, references to “we,” “our” or “us” relate to the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions. The revenue, net profit or loss and total assets of CFC are presented as a reportable segment in Note 15, Segment Information, to the consolidated financial statements.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, at www.nrucfc.coop (under the link “Investor Relations/Financial Reporting”) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available free of charge on the SEC website at www.sec.gov. Information posted on our website is not incorporated by reference into this Form 10-K.

RTFC is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. CFC is the sole lender to and manages the lending activities of RTFC through a long-term management agreement. Under a guarantee agreement, RTFC pays CFC a fee and, in exchange, CFC reimburses RTFC for loan losses. RTFC is headquartered with CFC in Herndon, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced net earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable cooperative that, to date, has not allocated its patronage-sourced net earnings to members. Thus, NCSC pays income tax on the full amount of its net income.

Our Business Development

Our business strategy and policies are set by our Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors. Over the past five years, we have undertaken the following initiatives as a result of the strategic planning of our Board of Directors: (i) focus on electric lending while strategically decreasing telecommunications exposures, (ii) obtain and diversify sources of funding to meet our capital needs, (iii) enhance market risk management and (iv) increase and retain investments by our members for longer periods.

Focus on Electric Lending
Over the past five years, we renewed our focus on lending to our electric systems while strategically decreasing our telecommunications exposure through RTFC. CFC’s primary focus is lending to its core distribution and power supply members that represent 92 percent of the outstanding loan portfolio at May 31, 2011, compared with RTFC loans outstanding that represent 4 percent of the total loan portfolio. Our electric cooperative borrowers have demonstrated stable operating performance and strong financial ratios, even during the recent economic downturn, as the majority of electric cooperatives’ customers are residential, for whom electricity is an essential service. Our electric cooperative members experience limited competition as they generally operate in exclusive territories, the majority of which are not rate regulated. Additionally, they have access to low-cost capital from the federal government in addition to our lending resources. In our 42-year history, we have had no net write-offs for distribution borrowers and $68 million in net write-offs for power supply borrowers. On the other hand, the telecommunications service providers, to which RTFC provides loans, have experienced fast-paced technological change, increasing competition and uncertainty with respect to their regulatory environment. For these reasons, RTFC became more selective as to the companies it finances and strategically exited or reduced its exposure to its larger borrowers. The telecommunications portfolio decreased by 60 percent over the last five years compared with a 14 percent increase to loans outstanding to CFC’s electric distribution and power supply borrowers.

Obtain Diverse Funding Sources
Diversifying our funding sources to expand beyond capital markets offerings of collateral trust bonds and medium-term notes and the sale of commercial paper was a primary initiative over the past five years. To help meet our capital needs, we expanded our funding programs to include the Guaranteed Underwriter program of the U.S. Department of Agriculture, as well as note purchase agreements and whole-loan sale programs with the Federal Agricultural Mortgage Corporation. From fiscal year 2006 to fiscal year 2011, we entered into four bond purchase agreements with the Federal Financing Bank totaling $3,500 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. At May 31, 2011, we had debt outstanding totaling $3,150 million under this program, with a remaining commitment of $350 million available. Currently, we have an application to RUS for an additional $500 million of RUS-guaranteed Federal Financing Bank loans authorized under this program. The guarantee fees paid to the government by CFC in connection with these borrowings are used to fund economic development programs administered by RUS in the rural areas served by electric cooperatives. Starting in fiscal year 2009, we entered into note purchase agreements with the Federal Agricultural Mortgage Corporation that totaled $2,400 million at May 31, 2009 and 2010. During fiscal year 2011, all note purchase agreements were consolidated into one agreement and the amount available increased $1,500 million. Under the agreement we may borrow, repay and re-borrow funds up to $3,900 million at any time or from time to time through January 11, 2016 as market conditions permit. We may select a fixed rate or a variable rate at the time of each advance. Additionally, we developed a program to sell member systems’ distribution and power supply loans to the Federal Agricultural Mortgage Corporation to help manage single-obligor exposures within our loan portfolio, as an additional form of liquidity and to manage the level of our debt-to-equity ratio. During the fiscal years ended May 31, 2011, 2010 and 2008, we sold CFC distribution and power supply loans with outstanding principal balances totaling $327 million, $128 million and $74 million, respectively, at par to the Federal Agricultural Mortgage Corporation for cash. Prior to the end of fiscal year 2011 and soon after fiscal year end, we entered into agreements with two additional partners for the sale of our loans. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding our funding sources.

Enhance Market Risk Management
In fiscal year 2011, we continued the practice of having regularly scheduled monthly Asset Liability Committee meetings to enhance the overall corporate monitoring of our funding activities. Our Asset Liability Committee was established in fiscal year 2009 and monitors our management of risks related to interest rates, counterparty credit and liquidity to ensure consistent access to funding that is in alignment with our strategic goals. The committee’s mandate is to review CFC’s liquidity, as well as the relationship of interest rates and tenor of our assets to our liabilities and, as a result, our spread between interest income and interest expense. Functional responsibilities of this committee include reviewing pricing and other funding decisions, investment decisions and trends in funding alternatives and risk exposure. Performance results and budget deviations also are reviewed. If necessary, the organization’s asset-liability strategy is reviewed for modification to react to the current market environment. At least monthly, the Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk for additional information regarding our market risk management.

Increase Member Investments and Equity Retention
In fiscal year 2009, we developed a corporate objective to increase the investments of our members and our equity retention by implementing two primary initiatives: (i) offering of member capital securities, a 35-year unsecured and subordinated voluntary debt investment, to our members beginning in November 2008 and (ii) adjusting CFC’s patronage capital retirement practices in June 2009.

Member capital securities are unsecured obligations and are subordinate to all of our existing and future senior indebtedness and all of our existing and future subordinated indebtedness that may be held by or transferred to non-members, but rank on a parity to all other members’ subordinated certificates. Since fiscal year 2009, the initial year of the program, we have issued $398 million of member capital securities at a 35-year maturity that were callable at par by CFC starting five years from the date of issuance and anytime thereafter. The majority of member capital securities were issued with a 7.5 percent interest rate. Effective January 1, 2010, the fixed interest rate earned on our member capital securities changed from 7.5 percent to 5 percent. Since that time, an insignificant amount of member capital securities have been issued. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates, including member capital securities, from total liabilities and adding this amount to total equity. The leverage and debt-to-equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on our operations.

At the end of each fiscal year, CFC’s Board of Directors allocates its net earnings to members in the form of patronage capital and to board-approved reserves. CFC bases the amount of net earnings allocated to each member on the member’s patronage of CFC’s lending programs during the year. CFC’s Board of Directors historically votes to retire a portion of the prior year’s patronage capital allocation. In June 2009, CFC revised its guidelines to retire 50 percent of its prior year’s allocated net earnings and hold the remaining 50 percent for 25 years in order to further strengthen its equity position. CFC’s practice prior to June 2009 was to retire 70 percent of its prior year’s allocated net earnings and hold the remaining 30 percent for 15 years. For the years ended May 31, 2011, 2010 and 2009, the amount of allocated net earnings we retired was reduced by $18 million, $20 million and $17 million, respectively, as a result of the change in the retirement practices.

Our Loan Programs

CFC lends to its members and associates; RTFC lends to its members, organizations affiliated with its members and its associates; NCSC lends to its members and associates. The loans to the affiliated organizations may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

The loans of CFC, RTFC and NCSC generally provide that an event of default has occurred if there is any material adverse change in the business condition, financial or otherwise, of the borrower. Our loan standards are generally comparable to those of RUS, and most members significantly exceed the financial tests set by both RUS and CFC.

CFC Loan Programs
Long-Term Loans
CFC’s long-term loans generally have the following characteristics:
•	terms of up to 35 years on a senior secured basis;
•	amortizing or bullet maturity loans with serial payment structures;
•	the property, plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods of one to 35 years or a variable rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

Borrowers may select a fixed or a variable interest rate at the time of each advance on long-term loan facilities. When selecting a fixed rate, the member has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. Electric long-term fixed rates are set daily for new loan advances and loans that reprice. The long-term variable rate is set on the first day of each month. The fixed rate on each loan is determined on the day the loan is advanced or repriced based on the term selected.

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

Line of credit loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. These variable interest rates may be set on the first day of each month or mid-month. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS (sometimes referred to as “bridge loans”). RUS loan advances, if received, must be used to repay these interim facilities.

Syndicated line of credit loans
A syndicated loan is typically a large financing offered by a group of lenders who work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to several years. Syndicated financing is arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and administrative agent for the syndicated facilities. CFC makes its best efforts to syndicate the loan requirements of  borrowers in good standing. The success of such efforts depends on the financial position and credit quality of the borrower as well as market conditions.

RTFC Loan Programs
At May 31, 2011 and 2010, 95 percent and 88 percent of RTFC loans, respectively, were outstanding to rural local exchange carriers. Most of these rural local exchange carriers evolved from solely being voice service providers to being providers of voice, data and, in many cases, video and wireless services. Rural local exchange carriers are generally characterized by the low population density of their service territories. Services are generally delivered over networks that include fiber optic cable and digital switching. There is generally a significant barrier to competitive entry.

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

RTFC’s long-term loans generally have the following characteristics:
•	terms not exceeding 10 years on a senior secured basis;
•	the property, plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods from one year to the final loan maturity or a variable interest rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

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

Line of credit loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. These variable interest rates may be set on the first day of each month or mid-month. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing, or bridge loans, when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS. RUS loan advances, if received, must be used to repay these interim facilities.

NCSC Loan Programs
Long-Term Loans
NCSC’s long-term loans generally have the following characteristics:
•	terms of up to 35 years on a senior secured or unsecured basis;
•	amortizing or bullet maturity loans with serial payment structures;
•	the property, plant and equipment financed by and securing the long-term loan has a useful life equal to or in excess of the loan maturity;
•	flexibility for the borrower to select a fixed interest rate for periods of one to 35 years or a variable rate; and
•	the ability for the borrower to select various tranches with either a fixed or variable interest rate for each tranche.

NCSC allows borrowers to select a fixed interest rate or a variable interest at the time of each advance on long-term loan facilities. When selecting a fixed rate, the borrower has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. NCSC sets long-term fixed rates daily for new loan advances and loans that reprice. The long-term variable rate is set on the first day of each month. The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the term selected.

Line of credit loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. These variable interest rates may be set on the first day of each month or mid-month. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing, or bridge loans, when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS. RUS loan advances, if received, must be used to repay these interim facilities.

Interest Rates on Loans
As a member-owned cooperative finance company, we are a cost-based lender. Our interest rates are set primarily based on our cost of funding, general and administrative expenses, loan loss provision and to provide a reasonable level of earnings. Various standardized discounts may reduce the stated interest rates for Class A and Class B borrowers meeting certain criteria related to business type, performance, volume and whether they borrow only from us.

The table below shows the weighted-average loans outstanding to borrowers and the weighted-average yield earned by loan and borrower type during fiscal years ended May 31:

	2011		2010
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$16,297,697}	5.55%	$15,456,301	5.81%
Long-term variable-rate loans	914,979}	4.98	1,609,562	4.68
Line of credit loans	1,415,919}	3.13	1,652,154	3.39
Restructured loans	487,570}	0.57	521,570	0.61
Non-performing loans	242,890}	0.06	523,813	-
Total loans	$19,359,055}	5.15	$19,763,400	5.22

Total by borrower type:
CFC	$17,787,856}	5.15%	$17,681,663	5.29%
RTFC	1,107,287}	4.98	1,718,100	4.21
NCSC	463,912}	5.68	363,637	6.61
Total	$19,359,055}	5.15	$19,763,400	5.22

Credit Policies, Process and Monitoring
Loan Underwriting and Credit Monitoring
We have separate lending staff to underwrite distribution loans, power supply loans and telecommunications loans. Our borrowers contact the applicable lending staff to discuss the member’s need for funding. Our lending staff evaluates the borrower’s request to determine whether the requested credit represents an acceptable credit risk. When considering credit requests to borrowers with large single-obligor exposures we may use loan syndications to effectively manage portfolio risk related to credit concentrations. The lending staff evaluation of the proposed credit will include, but is not limited to:

•	the size of the loan request;
•	the intended use of proceeds;
•	whether collateral is required and, if so, whether there is sufficient collateral;
•	the member’s risk profile as measured by financial ratios and other risk characteristics; and
•	other factors that might be applicable to the type of borrower or the specific loan request being considered.

If our lending staff determines that a credit is acceptable, the staff works with the borrower to structure a loan based on the various options we offer and prepares a credit recommendation for review by management in the lending group as discussed further below under Loan Approval.

Our Credit Risk Management group facilitates the activities of our internal credit review process, establishes credit policies and oversees our internal risk rating system. We maintain an internal risk rating system that produces a borrower rating and a facility rating. The borrower risk rating measures risk of default for each borrower based on both quantitative and qualitative measurements specific to the particular business line of the borrower. The facility risk rating measures risk of loss in the event of default for a particular facility based on the collateral or guarantee associated with the loan. Risk ratings are used to assess the credit quality of each of our borrowers and to establish credit limitations, and are factors in determining applicable credit approval levels.

Risk ratings for borrowers with outstanding and/or unadvanced loan or guarantee commitments are updated at least annually upon the receipt of audited financial information and are reviewed in connection with any new credit request. Annually, an outside banking consultant conducts a review of the accuracy of specific borrower risk ratings and the risk rating process and credit extension practices for compliance with policy and consistency in application. Such consultant provides recommendations to management and the Board of Directors for improvement, as well as progress on the resolution of items from prior reviews. Management is responsible for implementing the recommendations accepted by the Board of Directors. In addition, we compare our internal ratings to the publicly available ratings for our members that have public ratings.

Loan Approval
Our Board of Directors establishes our loan policies, which include a credit approval matrix. The credit approval matrix specifies the required level of approval applicable to any proposed loan based on factors such as the amount of the loan, the borrower risk rating, whether credit limitations are exceeded and whether the loan is to a member associated with one of our current directors. Through the approval matrix, the Board has delegated the authority to approve certain loans to the Chief Executive Officer, who has further delegated approval authority to the Corporate Credit Committee and management in the lending group while retaining sole authority to approve certain loans.

In order to maintain our ability to consider and approve loans and other extensions of credit on a timely basis, the Board of Directors has established a loan committee, made up of Board members, that it is authorized to approve loans that require Board approval in between regularly scheduled Board meetings.

Loans that require approval at a more senior level than management in the lending group are forwarded to the Corporate Credit Committee for consideration. The Corporate Credit Committee is a cross-functional group that includes staff with distribution, power supply and telecommunications lending experience, credit risk management experience, legal experience, accounting experience, regulatory experience and financial industry experience. This committee performs a vital role in maintaining a balance between the credit needs of the borrowers and the requirements for sound credit quality of our loan and guarantee portfolio. The Corporate Credit Committee monitors lending policies and practices and reviews extensions of credits requiring special attention. The Corporate Credit Committee also monitors selected rating changes, analyzes rating integrity and works to improve our internal risk rating system. Lending staff presents the credit recommendation and answers any questions posed by the committee. The Corporate Credit Committee then approves or rejects the loan. Loans that require Chief Executive Officer or Board approval are provided with documentation and a credit recommendation by management in the lending group and the Corporate Credit Committee. The Chief Executive Officer or Board of Directors (or the loan committee of the Board) reviews the credit recommendation, asks questions of staff if necessary and either approves or rejects the loan request.

Board policy requires that any exceptions to applicable credit limitations and any loan or extension of credit to a member that has a CFC director as one of its directors or officers must be approved by the Board of Directors or the loan committee of the Board, with the director associated with the member requesting the loan being recused from discussions and voting. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency and certain other lines of credit, including circumstances where a director is either a director or officer of the member receiving such credit. Such lines of credit must meet specific qualifying criteria and must be underwritten in accordance with the prevailing standards and terms.

Non-performing loans
The Credit Risk Management group, on an ongoing basis, and the Corporate Credit Committee, on a quarterly basis, monitor all past due, non-accrual and restructured facilities that are not performing under their original terms. The Credit Risk Management group presents reports on such matters to the CFC Board of Directors. Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

All loans are written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. Management makes a recommendation to the CFC Board or Directors as to the timing and amount of loan write-offs based on various factors, including, but not limited to, cash flow analysis and the fair value of the collateral securing the borrower's loans. The Board of Directors makes the final determination as to all loan write-offs.

Advances on Previously Approved Loan Facilities
Certain of our loan facilities allow our members to draw down the loan amount over a period of time. To advance an amount under an approved loan facility, a member must be in compliance with all terms and conditions of their facility. The majority of our loans allow us to deny an advance if there has been a material adverse change in the business condition, financial or otherwise, of the borrower since the time the facility was approved.

Covenant Compliance
Borrowers are required to maintain certain financial ratios. In addition, members with long-term loans outstanding are generally required to provide us with certain information and documentation on an annual basis, including, but not limited to, audited financial statements and a certificate of management confirming compliance with all covenants.

Loan Portfolio Performance
At May 31, 2011, there was one borrower not current with regard to its required loan payments. In general, our electric cooperative borrowers provide essential services and are insulated to some extent from the problems other companies may experience with regard to collection of amounts due during periods of recession. As a result, the difficult economic conditions experienced in recent years have not resulted in a significant rise in delinquencies or defaults in our borrowers’ receivables. For calendar year 2010, our electric member systems did not report a significant increase in late payments of utility bills from their member rate-payers or write-offs. Since the start of the financial crisis in September 2008, only one electric cooperative borrower has gone into payment default.

During the three-year period ended May 31, 2011, only five borrowers were in default of loan payments, four of which were telecommunications borrowers. During the past three years, we wrote off $360 million related to three of the telecommunications borrowers, including $354 million for Innovative Communication Corporation (“ICC”) during fiscal year 2011. Two smaller write-offs totaled $6 million in fiscal year 2009. There were no loan write-offs in fiscal year 2010. An electric distribution cooperative in payment default is in the process of developing geothermal generation capability and had non-performing loans outstanding of $31 million and $25 million at May 31, 2011 and 2010, respectively. This borrower filed for bankruptcy in September 2010. We had no other loans for which payments were more than 30 days delinquent at May 31, 2011. All loans classified as restructured are making payments as scheduled by the restructured agreements. See Note 3, Loans and Commitments, for additional information on our restructured and non-performing loans.

Our total loans outstanding increased by $298 million over the last three years ended May 31, 2011. The total loans outstanding increased by $1,161 million during fiscal year 2009 and decreased by $850 million and $13 million during fiscal years 2010 and 2011, respectively. The $13 million decrease in fiscal year 2011 was due to the $813 million decrease in RTFC loans outstanding, partially offset by the increases of $627 million and $173 million to loans outstanding to CFC and NCSC borrowers, respectively. The loans outstanding to CFC and NCSC borrowers increased due to a total of $1,109 million of loan advances used to refinance the debt of other lenders. This increase in loans outstanding was partly offset during fiscal year 2011 by distribution and power supply loans sold to the Federal Agricultural Mortgage Corporation totaling $327 million, of which $164 million were advanced at the time of sale, and by $75 million of loans prepaid at their repricing date. RTFC loans as a percentage of our total loan portfolio decreased from 9 percent at May 31, 2010 to 4 percent at May 31, 2011 as a result of the $536 million reduction in non-performing loans to ICC, and the prepayment of $204 million of telecommunications loans related to the acquisition of one of our borrowers.

Since we are limited to doing business with our members and associates, the growth in our loan portfolio is dependent on our members’ need for capital funding and the options available to them to obtain such funding. Thus, it is very difficult to predict, with any certainty, the amount of new loan advances that will occur over the next 12 to 18 months. This is especially true with the balance of line of credit loans, which are used by our members to manage liquidity or for interim financing in anticipation of obtaining long-term RUS loans. In many cases, these interim lines of credit carry relatively large balances.

Credit Concentration
Total loans outstanding by state or U.S. territory based on the location of the system’s headquarters are summarized below at
May 31:

(dollar amounts in thousands)
State/Territory	2011	2010	2009	State/Territory	2011	2010	2009
Alabama	$442,174	$400,037	$430,065	Montana	$115,407	$128,037	$128,563
Alaska	384,363	350,522	340,861	Nebraska	18,469	13,420	13,844
American Samoa	-	470	489	Nevada	168,411	158,137	171,754
Arizona	205,312	239,186	246,171	New Hampshire	103,658	120,968	132,741
Arkansas	544,876	558,493	615,429	New Jersey	15,843	18,090	18,806
California	25,002	27,588	37,270	New Mexico	88,071	27,791	32,254
Colorado	937,084	937,982	944,938	New York	20,852	16,560	14,523
Connecticut	200,000	200,000	200,000	North Carolina	508,617	392,872	468,240
Delaware	26,039	27,223	36,253	North Dakota	138,788	113,668	68,758
District of Columbia	8,826	9,069	9,298	Ohio	378,027	367,607	444,565
Florida	559,880	586,228	651,564	Oklahoma	529,591	520,302	500,189
Georgia	1,542,093	1,473,464	1,584,178	Oregon	309,006	300,871	303,926
Hawaii	7,214	9,229	6,443	Pennsylvania	400,330	379,504	375,549
Idaho	151,287	154,996	158,013	South Carolina	518,224	435,156	464,125
Illinois	715,296	728,541	661,632	South Dakota	169,122	153,815	142,582
Indiana	633,245	637,271	839,473	Tennessee	59,213	68,158	76,553
Iowa	419,769	557,553	493,722	Texas	3,512,178	3,114,889	3,332,283
Kansas	791,092	822,599	801,389	Utah	558,351	569,537	561,050
Kentucky	373,809	285,166	472,693	Vermont	59,269	66,049	79,131
Louisiana	287,826	334,339	388,490	Virgin Islands	-	536,026	523,758
Maine	7,933	11,416	4,093	Virginia	386,849	357,377	201,798
Maryland	203,973	223,779	216,468	Washington	167,533	182,471	161,099
Michigan	179,082	218,037	279,490	West Virginia	2,628	2,921	2,341
Minnesota	775,984	785,774	792,863	Wisconsin	414,891	418,361	418,898
Mississippi	378,518	400,138	422,625	Wyoming	109,436	115,759	121,011
Missouri	771,235	780,959	795,956	Total	$19,324,676	$19,338,405	$20,188,207

The service territories of our electric and telecommunications members and associates are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our members provide essential electric and telecommunications services to customers in rural areas covering approximately 70 percent of the land mass of the contiguous United States. Each system is separate from other systems and there is significant variance in the size of each system, thus each system’s capital requirements vary. At May 31, 2011, 2010 and 2009, loans outstanding to any one borrower did not exceed 2.6 percent, 2.7 percent and 2.6 percent, respectively, of total loans outstanding. At May 31, 2011, the top 10 borrowers held 17 percent of total loans outstanding compared with 18 percent of total loans outstanding at May 31, 2010 and 2009.

At May 31, 2011, 2010 and 2009, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 18 percent, 16 percent and 17 percent, respectively, of total loans outstanding. No other state had a loan concentration exceeding 8 percent at May 31, 2011, 2010 and 2009. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared with other states at May 31, 2011:
•	Texas has the largest number of total borrowers compared with other states (see table on page 16); and
•	Texas has the largest number of power supply systems (10 of our 71 power supply systems), which require significantly more capital than distribution systems and telecommunications systems.

CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to a borrower based on an assessment of the borrower’s risk profile, the type of facility and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements, loan participations or loan sales to manage credit concentrations.

Total exposure, as defined by the policies, generally includes the following:
•	loans outstanding, excluding loans guaranteed by RUS;
•	our guarantees of the borrower’s obligations;
•	unadvanced loan commitments;
•	borrower guarantees to us of another borrower’s debt; and
•	any other indebtedness with us, unless guaranteed by the U.S. government.

The calculation of total exposure includes facilities that are approved but not yet closed and facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or eventually cancelled.

Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2011, 2010 and 2009, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2011	% of Total	2010	% of Total	2009	% of Total
Long-term	$5,461,484}	39%	$5,154,990	36%	$5,609,977	41%
Line of credit	8,609,191}	61	9,039,448	64	7,941,146	59
Total	$14,070,675}	100%	$14,194,438	100%	$13,551,123	100%

CFC	$13,074,685}	93%	$13,248,732	93%	$12,804,021	95%
RTFC	366,060}	3	441,719	3	457,022	3
NCSC	629,930}	4	503,987	4	290,080	2
Total	$14,070,675}	100%	$14,194,438	100%	$13,551,123	100%

A total of $999 million and $931 million of line of credit unadvanced commitments at May 31, 2011 and 2010, respectively, represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan.

The remaining available amounts at May 31, 2011 and 2010 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause.

Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to cover maintenance and capital expenditure work plans for periods of up to five years and draw down on the facility over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items.

The above items all contribute to our expectation that a large portion of the unadvanced commitments reported at May 31, 2011 will expire without being utilized.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. Generally, a borrower may convert its long-term loan from a fixed rate to another fixed rate or to a variable rate at any time in exchange for a fee plus a make-whole premium, if applicable, based on current loan policies.

Prepayment of Loans
Generally, borrowers may prepay long-term fixed-rate loans at any time, subject to a prepayment fee and a make-whole premium, if applicable. Generally, long-term variable-rate loans may be prepaid at any time, subject to a prepayment fee. Line of credit loans may be prepaid at any time without a fee, unless the interest rate on the loan is fixed or based on a LIBOR index.

Loan Security
Long-term loans are typically senior secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower, though utility mortgages are subject to standard liens such as those related to taxes, worker’s compensation awards, mechanics’ and similar liens, rights-of-way, governmental rights and judgment liens. We are able to obtain liens on parity with liens for the benefit of RUS even where the RUS loan was made earlier in time than ours because RUS’s form of mortgage expressly provides for other lenders such as us to have a parity lien position if the borrower satisfies certain conditions or obtains a written lien accommodation from RUS. When we make loans to borrowers that have existing loans from RUS, we generally require those borrowers either to obtain such a lien accommodation or to satisfy the conditions necessary for our loan to be secured on parity under the mortgage with the loan from RUS.

Our line of credit loans are generally unsecured. Line of credit loans are generally to provide a source of working capital, and thus it is market practice that line of credit loans are not secured.

The following tables summarize our secured and unsecured loans outstanding by loan and borrower type at May 31:

(dollar amounts in thousands)	2011				2010
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,583,068	95%	$821,872	5%	$14,799,859}	96%	$613,128}	4%
Long-term variable-rate loans	1,207,580	94	70,811	6	1,994,664}	95	94,165}	5
Loans guaranteed by RUS	226,695	100	-	-	237,356}	100	-}	-
Line of credit loans	107,193	8	1,307,457	92	265,427}	17	1,333,806}	83
Total loans	$17,124,536	89	$2,200,140	11	$17,297,306}	89	$2,041,099}	11

Total by borrower type:
CFC	$16,180,454	90%	$1,761,025	10%	$15,585,788}	90%	$1,729,241}	10%
RTFC	628,020	73	231,102	27	1,429,982}	86	241,911}	14
NCSC	316,062	60	208,013	40	281,536}	80	69,947}	20
Total loans	$17,124,536	89	$2,200,140	11	$17,297,306}	89	$2,041,099}	11

Guarantee Programs

When we guarantee debt obligations for our members, we use the same credit policies and monitoring procedures for guarantees as for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. The following table provides a breakout of guarantees outstanding by type and member class at May 31:

(dollar amounts in thousands)	2011	2010
Total by guarantee type:
Long-term tax-exempt bonds	$599,935}	$601,625}
Indemnifications of tax benefit transfers	59,895}	69,982}
Letters of credit	327,201}	380,076}
Other guarantees	117,957}	119,426}
Total	$1,104,988}	$1,171,109}

Total by member class:
CFC:	2011		2010
Distribution	$217,099}	20%	$221,903}	19%
Power supply	817,618}	74	884,828}	75
Statewide and associate	20,807}	2	22,032}	2
CFC Total	1,055,524}	96	1,128,763}	96
RTFC	821}	-	636}	-
NCSC	48,643}	4	41,710}	4
Total	$1,104,988}	100%	$1,171,109}	100%

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

If a system defaults for failure to make the debt payments, we are obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under our guarantee. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. The system is required to repay, on demand, any amount that we advance pursuant to our guarantee plus interest on that advance. This repayment obligation, together with the interest thereon, is typically senior secured on a parity with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets. If the security instrument is a common mortgage with RUS, then in general, we may not exercise remedies for up to two years following default. However, if the debt is accelerated under the common mortgage because of a determination that the related interest is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The system is required to pay us initial and/or ongoing guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member who issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. At May 31, 2011 and 2010, we were the guarantor and liquidity provider for $524 million and $549 million, respectively, of tax-exempt bonds issued for our member cooperatives. During the years ended May 31, 2011 and 2010, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

Guarantees of Tax Benefit Transfers
We also have guaranteed members’ obligations to indemnify against loss of tax benefits in certain tax benefit transfers that occurred in 1981 and 1982. A member’s obligation to reimburse us for any guarantee payments would be treated as a long-term loan, secured on a parity with RUS by a first lien on substantially all of the member’s property to the extent of any cash received by the member at the outset of the transaction. The remainder would be treated as a line of credit loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no guarantees of this nature have been put in place since 1982.

Letters of Credit
In exchange for a fee, we issue irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the Rural Business and Cooperative Development Service. Letters of credit may be on a secured or unsecured basis. Each letter of credit is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse us within one year from the date of the draw, with interest accruing from that date at our line of credit variable interest rate.

Other Guarantees
We may provide other guarantees as requested by our members. These guarantees may be made on a secured or unsecured basis with guarantee fees set to cover our general and administrative expenses, a provision for losses and a reasonable margin.

Total guarantees outstanding by state and territory based on the location of the system’s headquarters, is summarized as follows at May 31:

(dollar amounts in thousands)
State/Territory	2011	2010	2009	State/Territory	2011	2010	2009
Alabama	$195,124	$198,018	$198,506	Missouri	$54,999	$61,151	$68,363
Alaska	6,757	3,884	3,860	Montana	88	71	12,772
American Samoa	1	1	-	Nebraska	7	11	7
Arizona	26,674	29,967	29,869	Nevada	51,099	47,018	37,452
Arkansas	2,425	4,309	6,166	New Hampshire	20,213	26,063	24,763
California	269	333	6,247	New Mexico	11,456	1,025	1,036
Colorado	51,239	51,964	52,690	New York	79	96	113
Delaware	8	12	8	North Carolina	100,699	105,871	105,905
District of Columbia	13,000	14,900	16,000	North Dakota	4,529	5,197	5,825
Florida	11,169	12,058	2,851	Ohio	3,004	4,005	7,000
Georgia	25,339	27,890	23,718	Oklahoma	823	800	764
Hawaii	1,300	1,300	1,300	Oregon	23,605	23,452	28,511
Idaho	-	-	3,173	Pennsylvania	11,593	12,622	18,747
Illinois	62,900	79,854	82,927	South Carolina	835	645	506
Indiana	24	19	23	South Dakota	8	24	19
Iowa	7,465	6,269	6,961	Tennessee	4,573	3,747	3,939
Kansas	37,664	39,632	41,318	Texas	182,836	219,754	216,443
Kentucky	67,932	82,562	91,741	Utah	-	-	6,961
Louisiana	244	407	501	Vermont	2,100	1,100	1,350
Maine	8	9	4	Virginia	2,213	2,552	2,874
Maryland	27,028	37,048	52,078	Washington	11	9	19,050
Michigan	2,132	5,131	5,236	Wisconsin	24,317	452	305
Minnesota	2,153	1,576	1,601	Wyoming	2	5	4,829
Mississippi	65,044	58,296	81,143	Total	$1,104,988	$1,171,109	$1,275,455

Our Lending Competition

Electric Lending
RUS is the largest lender to electric cooperatives. RUS provides long-term secured loans. CFC offers its members financial products and services that supplement and complement those of RUS and, therefore, CFC does not consider RUS to be a competitor. CFC competes with banks to make bridge loans that are needed by electric cooperatives in anticipation of obtaining long-term funding from RUS, the portion of a loan that RUS is unable to provide, and loans to members that have elected not to borrow from RUS. For the fiscal year ending September 30, 2011, authorized lending levels under the RUS electric loan program were $100 million for hardship loans and $6,500 million for loan guarantees.

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

CFC has established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual margins in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by CFC’s Board of Directors, the contributions to the funds are distributed through the electric cooperative statewide associations. Since 1986, CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund. This program is funded through voluntary contributions from members, and amounts are distributed to applicants that establish that all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity, or that it faces a significant threat in its ability to continue to provide electric or other energy services to customers.

CFC also offers its members additional services to enhance member operations including:
•
Return of net earnings through the retirement of patronage capital. The laws of the District of Columbia require CFC to allocate but not retire patronage capital. However, CFC maximizes members’ returns by retiring patronage capital to members to significantly reduce their effective cost of borrowing each year based on approval by its Board of Directors.

•
CFC Paying Agent Service. CFC’s Paying Agent Service allows members to enhance their cash management abilities so that they can earn interest until the moment the money is needed to make loan payments, cover power bill costs or pay other ongoing costs.

•
CFC Key Ratio Trend Analysis. CFC issues a report annually that provides members information about where their operations stand in relation to other electric systems or power suppliers of similar size, location and growth characteristics. The report provides a five-year review of rural electric trends in nine key planning areas and supports decision-making by our members’ managers and boards.

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

•
Conferences, meetings and workshops. CFC produces a range of programs each year providing in-depth information and insight on utility and energy issues, financing and economic trends and outlooks, and management and leadership best practices. These programs also provide opportunities for members’ directors and employees to network with CFC staff and with their peers at other cooperatives, while simultaneously earning professional education credits.

•
CFC Extranet. The CFC extranet provides borrowers with a convenient way to view their loan and investment history with CFC. In addition, the website provides useful financial tools for members to analyze various aspects of their businesses. Members also can make investments in CFC and request loan advances online.

Our rural electric borrowers are mostly private companies, thus the overall size of the rural electric lending market cannot be determined from public information. We estimate the size of the overall rural electric lending market from the annual financial and statistical reports filed with us by our members using calendar year data; however, there are certain limitations with regard to these estimates, including the following:
•	while the underlying data included in the financial and statistical reports may be audited, the preparation of the financial and statistical reports is not audited;
•	in some cases, not all members provide the annual financial and statistical reports on a timely basis to be included in summarized results; and
•	the financial and statistical reports do not include indebtedness by lender other than RUS.

According to financial data provided to us by our 810 reporting distribution systems and 59 reporting power supply systems as of December 31, 2010, and our 808 reporting electric cooperative distribution systems and 56 reporting power supply systems as of December 31, 2009, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows:

(dollar amounts in thousands)	2010	2009
Total long-term debt reported by members	$74,798,340	$70,091,418
Less: long-term debt funded by RUS	(36,653,484)	(36,032,467)
Members’ non-RUS long-term debt	$38,144,856	$34,058,951

	2010	% of Total	2009	% of Total
Long-term debt funded by CFC	$16,998,173	45%	$15,905,971	47%
Long-term debt funded by other lenders	21,146,683	55	18,152,980	53
Members’ non-RUS long-term debt	$38,144,856	100%	$34,058,951	100%

Members’ long-term debt funded by CFC is further summarized by type below at December 31:

(dollar amounts in thousands)	2010	% of Total	2009	% of Total
Distribution	$13,373,765	79%	$12,704,496	80%
Power supply	3,624,408	21	3,201,475	20
Long-term debt funded by CFC	$16,998,173	100%	$15,905,971	100%

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports filed with us or CoBank, ACB’s public disclosure, but we believe that CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending
In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For fiscal year 2011, RUS has $690 million in annual lending authority for its traditional plant modernization and upgrade lending program of direct loans to rural telephone systems and $325 million of authority under the RUS broadband loan program that Congress created in 2002. In addition, the American Recovery and Reinvestment Act of 2009 provided RUS with $2,500 million of budget authority for loans and grants and the Department of Commerce’s National Telecommunications and Information Administration with $4,700 million in budget authority for grants to support the expansion of broadband service into unserved and underserved areas.

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

RTFC’s competition includes commercial banks and CoBank, ACB. The competitive market for providing credit to the rural telecommunications industry is difficult to quantify. Many rural telecommunications companies are not borrowers of RUS or CoBank, ACB, and commercial banks generally do not publish information solely on their telecom portfolios. At December 31, 2010, RUS had approximately $3,760 million in long-term loans outstanding to telecommunications borrowers and $507 million in broadband loans. At December 31, 2010, RTFC had a total of $918 million in long-term loans outstanding to telecommunications borrowers.

Our Regulation

CFC, RTFC and NCSC are not subject to state or federal regulatory oversight or compliance with regard to lending. CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to usury laws and laws governing mortgages.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the financial overhaul bill, was signed into law. The legislation strengthens the powers of regulators to monitor the financial industry and take action against failing companies that threaten the entire system. The law mandates numerous rulemakings that are expected to affect the financial industry in future periods. Of particular importance for our operations are the law’s provisions imposing new requirements on certain entities that use derivatives, including requirements for margin and clearing. The law calls for the specifics of these requirements to be set forth by certain regulatory agencies in rulemakings. These rulemakings have not been completed and final rules are not expected until at least the fall of 2011. We have submitted comments in connection with various rulemakings setting forth our belief, among others, that CFC should be exempt from the derivatives clearing and margin requirements of the Dodd-Frank Act.

Until final rules are issued, it is not clear to what extent CFC’s use of derivatives may be subject to additional requirements. Therefore, we cannot yet determine the full effect the law may have on us at this time. However, we anticipate that, if we are subject to the margin and clearing requirements of the Dodd-Frank Act, we may experience an increase in costs.

Our Members

At May 31, 2011, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 262 associates.

The table below presents the total number of CFC, RTFC and NCSC members and associates and borrowers by state or U.S. territory and the percentage of total loans outstanding at May 31, 2011. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %	State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %
Alabama	34	27	2.29%	Missouri	76	49	3.99%
Alaska	32	19	1.99	Montana	40	25	0.60
American Samoa	1	-	-	Nebraska	39	10	0.10
Arizona	28	12	1.06	Nevada	9	4	0.87
Arkansas	30	19	2.82	New Hampshire	4	1	0.54
California	12	5	0.13	New Jersey	2	2	0.08
Colorado	45	28	4.85	New Mexico	25	17	0.46
Connecticut	1	1	1.03	New York	21	7	0.11
Delaware	2	1	0.13	North Carolina	48	31	2.63
District of Columbia	6	2	0.04	North Dakota	38	13	0.72
Florida	23	16	2.90	Ohio	49	28	1.96
Georgia	76	47	7.98	Oklahoma	54	29	2.74
Guam	2	-	-	Oregon	44	23	1.60
Hawaii	1	1	0.04	Pennsylvania	31	16	2.07
Idaho	19	14	0.78	South Carolina	41	25	2.68
Illinois	59	30	3.70	South Dakota	50	33	0.88
Indiana	66	44	3.28	Tennessee	30	22	0.31
Iowa	123	49	2.17	Texas	120	74	18.17
Kansas	66	43	4.09	Utah	12	6	2.89
Kentucky	41	25	1.93	Vermont	8	6	0.31
Louisiana	19	11	1.49	Virginia	28	19	2.00
Maine	7	2	0.04	Washington	19	11	0.87
Maryland	3	3	1.06	West Virginia	4	2	0.01
Massachusetts	1	-	-	Wisconsin	69	26	2.14
Michigan	31	16	0.93	Wyoming	15	13	0.56
Minnesota	89	54	4.02	Total	1,722	985	100%
Mississippi	29	24	1.96
(1) Includes associates.

CFC
Each of CFC’s distribution and power supply members received or is eligible to receive financing from RUS. One of the criteria for eligibility for RUS financing is a “rural area” test. Thus, as an entity that supplements RUS financing, CFC relies on the definition of “rural” as specified in the Rural Electrification Act, as amended in 2008. “Rural” is defined in the Rural Electrification Act as any area other than a city, town or unincorporated area that has a population of more than 20,000, or is an area within the service area of a borrower with an outstanding loan made under titles I though V of the Rural Electrification Act as of the date of enactment in 2008, regardless of population. The definition of “rural” under the act permits an area to be defined as “rural” regardless of the development of such area subsequent to the approval of the outstanding loan. Thus, if an RUS borrower met the “rural area” definition at the time of its first loan origination from RUS and continues to have outstanding RUS loans, RUS has the authority to continue lending to the entity regardless of subsequent population growth in its service territory. Similar to RUS, CFC establishes eligibility only at the time a system initially borrows from CFC, and that eligibility, as it relates to the “rural area” test, is based on a determination of whether the system borrowed or is eligible to borrow from RUS.

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

Class D – National Associations of Cooperatives
National associations of cooperatives that are Class A, Class B and Class C members, provided said national associations have, at the time of admission to membership in CFC, members domiciled in at least 80 percent of the states in the United States. The National Rural Electric Cooperative Association is our sole Class D member.

Associates
Nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members are eligible to be an associate of CFC.

CFC Class A, B, C and D members are eligible to vote on matters put to a vote of the membership. Associates are not eligible to vote on matters put to a vote of the membership.

At May 31, 2011, CFC’s membership included:
•	834 Class A distribution systems;
•	71 Class B power supply systems;
•	66 Class C statewide and regional associations, including NCSC; and
•	1 Class D national association of cooperatives.

In addition, CFC had 58 associates, including RTFC, at May 31, 2011.

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

At May 31, 2011, RTFC’s membership included 489 members and five associates. CFC is not a member of RTFC. RTFC’s members and associates consist of 194 not-for-profit entities and 300 for-profit entities at May 31, 2011.

NCSC
Membership in NCSC is limited to organizations that are Class A members of CFC, or eligible for such membership, and CFC. At May 31, 2011, NCSC’s membership included 370 distribution systems and CFC. All of the NCSC distribution members are also CFC members.

In addition, NCSC had 200 associates at May 31, 2011. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and entities that are owned, controlled or operated by or provide significant benefit to Class A, B and C members of CFC.

Corporate Governance

CFC
Pursuant to the CFC Bylaws, there are 11 districts, comprising of 10 districts for the general membership and one for the Class D membership. Pursuant to its bylaws, CFC holds an annual meeting of the members each calendar year. The Board of Directors also calls a separate meeting annually of the members in each of districts 1 to 10 for the purpose of electing a nominating committee, or electing directors or both. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members.

The business and affairs of CFC are governed by a board of up to 23 directors that exercises all of the powers of CFC except such as are by law, the Articles of Incorporation or the bylaws conferred upon or reserved to the members. The members are only entitled to vote for the election of nominating committees and directors and the removal of directors or officers, as well as amendments to the CFC Bylaws and such other matters as the Board of Directors determines appropriate to present to the members for a vote.

Each district is represented by two board members. In districts 1 to 10, one of the two positions on the Board of Directors in each district is held by a person who is a trustee or director of a member organization within the district and the other position is held by a person who is a manager of a member organization within the district. Additionally, two directors are designated by the Class D (District 11) member, the National Rural Electric Cooperative Association.

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

Pursuant to the CFC Bylaws, the officers of CFC include a president, vice president, secretary-treasurer and such other officers as may be determined from time to time by the Board of Directors. The officers are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting. The president, vice president, and secretary-treasurer must be members of the Board of Directors.

CFC’s Board of Directors is responsible for the oversight and direction of risk management, while CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business. In fulfilling its risk management oversight duties, CFC’s Board of Directors receives periodic reports on business activities from executive management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance group, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. CFC’s Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings. The Board of Directors establishes CFC’s loan policies and has established a loan committee of the Board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. See Credit Policies, Process and Monitoring on page 6 for more information about the role of our Board of Directors in our lending business.

RTFC
The business affairs of RTFC are governed by a Board of no less than five and no more than 10 directors. Pursuant to the RTFC Bylaws, there are five districts for the membership, and no less than one director must be a director, trustee, officer or manager of a member in each of the five districts. Directors are elected at the annual meeting of the members. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members. There are no CFC directors, officers or employees that serve as a director for RTFC.

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

NCSC
The business affairs of the association are governed by a Board of 11 directors. Pursuant to the NCSC Bylaws, there are five districts for the general membership and one district for CFC. The five general membership districts are represented by two directors, one of which must be a director or trustee of a member and one of which must be a manager of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote and no more upon each matter submitted to a vote at all meetings of the members. The membership of the sixth district, or CFC, nominates one director for election by the members.

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

Rural Electric Industry

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas. Principally through the creation of local electric cooperatives originally financed under the Rural Electrification Act loan program in 47 states and three U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11 percent in 1934 to almost 100 percent currently. According to 2009 data from the U.S. Energy Information Administration, rural electric systems serve approximately 13 percent of all consumers of electricity in the United States and its territories and serve about seven consumers per mile of line, compared with 35 customers per mile of line for investor-

owned utilities. Rural electric systems account for approximately 11 percent of total sales of electricity and own about 5 percent of the nation’s electricity generating capacity.

RUS makes insured loans and loan guarantees and provides other forms of financial assistance to electric borrowers. RUS is authorized to make direct loans to systems that qualify for the hardship program (5 percent interest rate) or the municipal rate program (based on a municipal government obligation index). RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank). RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are secured by a mortgage or indenture on substantially all of the system’s assets and revenue.

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

CFC aggregates the combined strength of the rural electric cooperatives to access the public capital markets and fill the need to provide supplemental funding to that of RUS. CFC is owned by its consumer-owned electric cooperative members. CFC works cooperatively with RUS; however, CFC is not a federal agency or a government-sponsored enterprise, and is not owned or controlled by any federal agency or government-sponsored enterprise. Our members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC supplements the RUS financing programs to meet the financial needs of its rural members by:

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
•
providing financing to RUS-eligible rural electric systems for facilities that are not eligible for financing from RUS. Examples of such facilities include electric utility facilities acquired by a cooperative from an investor-owned or municipal utility for service to an area that falls outside of an eligible rural area, as defined in the Rural Electrification Act. In other cases, an RUS-eligible system obtains CFC financing for non-electric facilities used by the cooperative to serve its rural members when such facilities are not eligible for RUS loans. More recently, RUS has instituted restrictions on financing for certain baseload generation facilities. A cooperative in the process of constructing such facilities will need financing to complete this work, and because of the recent change in RUS policy, it may not be able to obtain this additional funding from RUS.

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

Power Supply Systems
Power supply systems are utilities that purchase or generate electric power and provide it on a wholesale basis to distribution systems for delivery to the consumer. The distribution systems are the members of the power supply systems. The power supply systems vary in size from one with hundreds of megawatts of power generation capacity to systems that have no generating capacity, which generally operate transmission lines to supply certain distribution systems or manage power supply purchase arrangements for the benefit of their distribution system members. Certain other power supply systems have been formed but do not yet own generation or transmission facilities or have financing commitments from us. Thus, the amount of loan funding required by different power supply systems varies significantly. Power supply members may serve distribution systems located in more than one state.

The wholesale power supply contracts with their distribution system members permit the power supply system, subject to regulatory approval in certain instances, to establish rates to produce revenue sufficient to meet the cost of operation and maintenance of all generation, transmission and related facilities and to pay the cost of any power and energy purchased for resale.

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

Electric Member Competition
The movement toward electric competition at the retail level has largely ceased. The electric utility industry has settled into a “hybrid” model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. As of May 31, 2011, retail customer choice is active in 15 states. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few consumers served by CFC members have switched from the traditional supplier.

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

Electric Member Regulation
There are 14 states that fully or partially regulate the rates electric cooperative systems charge. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. In these 14 states, we had 155 distribution members and 12 power supply members with a total of $4,069 million, or 21 percent, of loans outstanding at May 31, 2011, $2,034 million of which was to borrowers in Georgia and Utah that have partial oversight authority over the cooperatives’ rates, but not the specific authority to set rates. There are 11 states that allow cooperatives the right to opt in or out of state regulation. There are 20 states that regulate electric systems’ issuance of debt (although one of these states, New Mexico, does not regulate any loans to RUS borrowers). FERC also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. At the federal level, the Environmental Protection Agency (“EPA”) has been pursuing an active regulatory agenda through a substantial number of significant rulemakings. Estimates indicate that regulations affecting cooling water intake structures, coal ash disposal, interstate transport of air pollutants and hazardous air pollutants, including mercury, could force the electric utility industry to retire or retrofit between 33,000 megawatts to 70,000 megawatts of generating capacity by 2015 at a significant cost. Additionally, earlier this year the EPA began the process of regulating greenhouse gas emissions from stationary sources, including power plants. This could force measures on the industry to reduce power plant greenhouse gas emissions, which would dramatically raise the cost of electricity generated from fossil fuel plants. While legislation has been introduced in the House and Senate to either pre-empt or delay the EPA’s efforts to regulate greenhouse gas emissions, its prospects for passage remain uncertain. While we cannot currently estimate projected expenditures related to these laws and regulations for our members, we believe the financial impact of these laws and regulations on our members will be passed through to their customers.

Rural Telecommunications Industry

Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These approximately 1,300 companies are called independent because they are not affiliated with Verizon or AT&T. Included in the 1,300 total are approximately 260 not-for-profit cooperative companies. A majority of the remainder of these independent rural telecommunications companies are privately held commercial companies. Less than 15 of these commercial companies are publicly traded or have issued bonds in the capital markets.

Rural telecommunications companies, excluding Verizon, AT&T and CenturyLink, provide service to less than 15 percent of the more than 120 million end-user switched access lines. These rural companies range in size from fewer than 100 customers to more than 5 million. Rural telecommunications companies’ annual operating revenue range from less than $0.1 million to more than $3,000 million. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless voice and data, cable television and high-speed Internet access. Most rural telecommunications companies’ networks incorporate digital switching, fiber optics, Internet protocol (IP) telephony and other advanced technologies.

Telecommunications Competition
The Telecommunications Act of 1996 created a framework for competition and deregulation in the local telecommunications market. As a result, competition continues to be a significant factor in the telecommunications industry. A January 2011 Federal Communications Commission (“FCC”) report on telecom competition states that as of December 2009, competitive local exchange carriers provided service to 21 million access lines, or approximately 17 percent of the nation’s 127 million end-user switched access lines. Wireless carriers are providing service to more than 300 million mobile telephone service subscriptions—more than local exchange carriers and competitive local exchange carriers combined. For the most part, local exchange competition has benefited rural local exchange carriers by enabling them to enter nearby towns and cities as competitive local exchange carriers, leveraging their existing infrastructure and reputation for providing high-quality, modern telecommunications service. Rural local exchange carriers enjoy an exemption from the Telecom Act requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest to do so. Relatively few rural local exchange carriers have competitive local exchange carriers request access to their networks.

The national goal of universal service is accomplished through a support mechanism (the Universal Service Fund) that is required to be: (i) sufficient to ensure that rural customers receive reasonable rates and services compared with urban customers and (ii) portable; that is, available to all eligible providers. The Universal Service Fund provides support for rural local exchange carriers with costs significantly above the national average. In addition, implicit subsidies long contained in the access charges local telecommunications companies’ levy on long-distance carriers have been reduced. As these access charges have been reduced, rural local exchange carriers have been made whole by cost recovery provided by the Universal Service Fund. The Universal Service Fund is an important revenue source for most rural local exchange carriers.

The nexus between competition and universal service is the issue of competitor eligibility for universal service funding—the “portability” feature of the Universal Service Fund. As noted above, few wireline competitors attempted to enter rural markets. Numerous wireless carriers have extended their coverage areas into rural markets. By obtaining competitive eligible telecommunications carrier status from state and federal regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds based on the incumbent local exchange carriers’ costs (the “identical support” rule). This has led to growth in claims on the fund and great concern for its sustainability. The Universal Service Fund’s current contribution base of interstate telecommunications revenue is shrinking as traditional long distance minutes-of-use decline due to wireless nationwide calling plans, e-mail and voice-over-Internet protocol substitution. Increased demand for funding from the Universal Service Fund has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) to increase to 14.9 percent of interstate and international long distance revenue for the second quarter of calendar year 2011, compared with approximately 10.2 percent five years ago.

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

Deregulation has not had a significant effect on the wireline local exchange carrier business segment thus far. The FCC continues to regulate wireline telephony under Title II of the Act. Internet, video, wireless and competitive local exchange services are much less regulated. However, in pursuit of its net neutrality policy, the FCC in December 2010 promulgated new “open Internet” rules related to service transparency, blocking and discrimination, which are applicable to certain broadband Internet access services. It has also been considering other potential new regulations that would apply to broadband communications after having previously considered broadband Internet services to be information service exempt from Title II regulation. Most rural local exchange carriers are expanding their service offerings to customers in less regulated business segments. With few competitors in the most rural parts of their service areas, rural local exchange carriers generally have been successful in these growth and diversification efforts.

In May 2008, the FCC ordered that payments to competitive eligible telecommunications carriers be capped. Total support for a competitive eligible telecommunications carrier is capped at what it was eligible to receive as of March 2009. In January 2008, the FCC began proceedings on universal service funding. These related proceedings addressed creation of separate funds for incumbents and competitive eligible telecommunications carriers, and a more refined and explicit need-based methodology for determining the amount of Universal Service Fund support an eligible carrier would receive. The FCC also has opened proceedings on intercarrier compensation—the most important components of which are access fees local exchange carriers charge to interexchange carriers that originate or terminate long-distance traffic on local exchange carriers’ networks. While the large local exchange carriers (most of which now own long-distance companies) would like to see these fees transition to zero, rural local exchange carriers depend heavily on access charges. The FCC’s Notice of Proposed Rulemaking, which was released on February 9, 2011, states that the FCC’s intent is to modernize the Universal Service Fund and intercarrier compensation rules including to provide support for broadband services utilizing recommendations from the aforementioned proceedings, and to establish policies that are “market-driven” with an implementation approach that is methodical and conducive to a non-disruptive transition. The FCC is now conducting a series of workshops on the proposed reforms that are designed to facilitate a process that is open to the public and incorporates input from principals throughout the industry. The rural telecommunications industry is actively participating in this process. At this stage, the outcome of the proposed rulemaking is unclear; however, the impending changes to the revenue mechanisms for rural telecommunications companies are not expected to result in our member rural local exchange carriers suffering revenue losses significant enough to cause material losses on our outstanding telecommunications loans.

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

The plan also includes steps for each of our operating groups to conduct business with a view to minimizing disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises twice a year that include both the information technology group and business areas. We contract with an external vendor for the facilities to house the backup systems that we own as well as office space and related office equipment. In fiscal year 2009, we moved our disaster recovery offsite facility from New Jersey to a location in western Virginia to allow for quicker access by employees to the site in the event of a disaster. We also implemented data duplication technology to provide backup to disks where backup data are also replicated to our disaster recovery site. In fiscal year 2010, we started a virtual recovery program to improve our remote access capabilities to address potential business disruptions such as weather-related events or pandemics.

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

RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources that is allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers.

NCSC is a taxable cooperative that is subject to income tax annually based on its net income for the period. We believe that NCSC would qualify under Subchapter T of the Internal Revenue Code, and thus it would not be subject to income taxes on patronage-sourced net earnings allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. To date, NCSC’s Board of Directors has not allocated its patronage-sourced net earnings to borrowers, thus NCSC pays income tax on the full amount of its net income.

Allocation and Retirement of Patronage Capital

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50 percent of paid-up capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a coooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

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

Pursuant to RTFC’s bylaws, RTFC’s Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC provides notice to its members of the amount allocated and retires 20 percent of the allocation for that year in cash prior to the filing of the applicable tax return. Any additional amounts are retired as determined by RTFC’s Board of Directors with due regard for RTFC’s financial condition. There is no effect on the balance of noncontrolling interest due to the allocation of net earnings to members or board-approved reserves. The retirement of amounts previously allocated to members or amounts disbursed from Board-approved reserves reduces the balance of noncontrolling interest.

NCSC
In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated to the reserves. Net earnings may first be used to offset prior period losses, if any.

Pursuant to NCSC’s bylaws, the NCSC’s Board of Directors shall determine the method, basis, priority and order of amounts allocated and retired. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. To date, NCSC has not allocated net earnings to members. NCSC’s Board of Directors has retained prior net earnings as operating capital. The NCSC Board of Directors has the authority to determine if and when patronage-sourced net earnings will be allocated and retired. There is no effect on the balance of noncontrolling interest due to the allocation of net earnings to board-approved reserves. The amounts disbursed from board-approved reserves reduce the balance of noncontrolling interest.

Investment Policy

Surplus funds are invested based on policies adopted by our Board of Directors. Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment- grade securities. Current investments may include highly rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers’ acceptances, bank letters of credit, certificates of deposit or working capital acceptances. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. In addition, this policy permits investments in the Federal Agricultural Mortgage Corporation.

Employees

At May 31, 2011, we had 219 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Our financial condition, results of operations and liquidity are subject to various risks and uncertainties inherent in our business. The risks described below are the risks we consider to be material to our business. Other risks may prove to be material or important in the future. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer adversely. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Our business depends on access to external financing.
We depend on access to the capital markets and other sources of financing, such as our revolving credit agreements, new investment from our members, private debt issuances through the Federal Agricultural Mortgage Corporation, and funding from the Federal Financing Bank through the Rural Economic Development Loan and Grant program, to fund new loan advances and refinance our long-term and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us. Market disruptions, downgrades to our long-term debt ratings and/or short-term debt ratings, adverse changes in our business or performance, downturns in the rural electric or rural telephone industries and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or the Federal Agricultural Mortgage Corporation, or by changes in federal law or the REDLG program.

Our funding needs are determined primarily by scheduled long and short-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled amortization of loans previously made by us. If we are unable to timely issue debt into the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan from the market. At May 31, 2011, fixed-rate loans funded with variable-rate debt totaled $1,262 million, or 6 percent of total assets and total assets excluding derivative assets.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in prepayments on long-term fixed-rate loans scheduled to reprice. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. At May 31, 2011, $1,796 million of fixed-rate loans have a fixed-rate term scheduled to reprice during the next 12 months.

In addition, the calculated impairment on certain restructured loans will increase as our long-term variable and line of credit interest rates increase. Based on the current balance of impaired loans at May 31, 2011, an increase or decrease of 25 basis points to our variable interest rates results in an increase or decrease of approximately $9 million, respectively, to the calculated impairment on loans irrespective of a change in the credit fundamentals of the impaired borrower.

Competition from other lenders could impair our financial results.
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members who have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. Competition may limit our ability to raise rates to cover all increases in costs and may negatively impact net income. Raising our interest rates to cover increased costs could cause a reduction in new lending business.

Our elected directors also serve as officers or directors of certain of our individual member cooperatives, which may result in a potential conflict of interest with respect to loans, guarantees and extensions of credit that we may make to or on behalf of such member cooperatives.
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by the National Rural Electric Cooperative Association and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. To address the conflict of interest inherent in our credit and lending activities with respect to any member that has one of its officers or directors sitting on CFC’s Board of Directors, all loans, guarantees and other extensions of credit to such member are required to be approved by a majority of CFC’s Board of Directors or a majority of the loan committee of CFC’s Board of Directors, with the interested director being recused from both the discussions and the vote on the approval of the proposed loan, guarantee or extension of credit. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency and certain other lines of credit. All such loan requests are required to go through the same underwriting process and review as other loan requests before being submitted to the Board of Directors or loan committee for approval. Unlike FDIC-insured banking institutions, we are not subject to federal or state regulation, examination or oversight with regard to our lending activity.

We are subject to credit risks related to collecting the amounts owed to us on our outstanding loans. Increased credit risk related to our loans or actual losses that exceed our allowance for loan losses could impair our financial results.
Our allowance for loan losses is established through a provision charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risk related to industry concentrations; economic conditions; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses and risks inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, if actual losses incurred exceed current estimates of probable losses included in the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any material increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on our financial results.

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

We own and operate assets and entities obtained through foreclosure and are subject to the same performance and financial risks as any other owner or operator of similar assets or businesses.
As the owner and operator of assets and entities obtained through foreclosure, we are subject to the same performance and financial risks as any other owner or operator of similar assets or entities. In particular, there is the risk that the value of the foreclosed assets or entities will deteriorate, negatively affecting our results of operations. We assess our portfolio of foreclosed assets for impairment periodically as required under generally accepted accounting principles in the United States. Impairment charges, if required, represent a reduction to earnings in the period of the charge. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

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

At May 31, 2011, we were a party to derivative instruments with notional amounts totaling $10,940 million. At May 31, 2011, the highest concentration of total notional exposure to any one counterparty was 13 percent of total derivative instruments. Based on the fair market value of our derivative instruments at May 31, 2011, there were five counterparties that would be required to make payments to us totaling $62 million if all of our derivative instruments were terminated on that date. The largest amount owed to us by a single counterparty was $28 million, or 46 percent of the total payments owed to us at May 31, 2011.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
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
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2011, we may be required to make a payment of up to $114 million if our senior unsecured ratings from Moody’s Investors Service falls to or below Baa1 or from Standard & Poor’s Corporation falls to or below BBB+ and all agreements for which we owe amounts are terminated. In calculating the required payments, we only considered agreements that, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

At May 31, 2011, our senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks from Moody’s Investors Service and Standard & Poor’s Corporation, such rating outlooks may provide an indication of possible future movement in the ratings. At May 31, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Our concentration of loans to borrowers within the rural electric industry could impair our revenue if that industry experiences economic difficulties.
At May 31, 2011, 93 percent of our total exposure was to rural electric cooperatives. Factors that have a negative impact on our member rural electric cooperatives’ financial results could also impair their ability to make payments on our loans. If our members’ financial results materially deteriorate, we could be required to increase our loan loss allowance through provisions for loan loss on our income statement that would reduce reported net income.

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
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal income taxation under Section 501(c)(4) of the Internal Revenue Code (other than any net income from an unrelated trade or business). In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s current bylaws and incorporating statute.

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
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures.

We are required to maintain a minimum adjusted TIER for the six most recent fiscal quarters of 1.025, an adjusted leverage ratio of no more than 10-to-1 and we must maintain loans pledged as collateral for various debt issuances at or below 150 percent of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. Our revolving credit agreements also state that we must earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See Non-GAAP Financial Measures for further explanation and a reconciliation of our adjusted ratios.

If we are unable to borrow under the revolving credit agreements, our short-term debt ratings would most likely decline, and our ability to issue commercial paper could become significantly impaired. As a member-owned cooperative, all of our retained equity belongs to our members. As such, a restriction on the retirement of patronage capital in any year would result in a delay in the return of such amounts to the members until we earn an annual TIER of at least 1.05 and our board approves the retirement of the amounts allocated from the year in which retirement was restricted. A patronage capital retirement in any one year reduces the effective cost of borrowing for a member’s loan from CFC. Thus, if CFC does not retire patronage capital to its members, it results in a higher effective rate of borrowing from CFC for that year.

Pursuant to our collateral trust bond indentures, we are required (i) to maintain eligible collateral pledged at least equal to 100 percent of the principal amount of the bonds issued under the indenture, and (ii) to limit senior indebtedness to 20 times the sum of our members’ equity, subordinated deferrable debt and members’ subordinated certificates. Our medium-term note indentures also require us to comply with (ii) above.

If we are in default under our collateral trust bond or medium-term note indentures, the existing holders of our collateral trust bonds or medium-term notes have the right to accelerate the repayment of the full amount of the outstanding debt principal before the stated maturity of such debt. That acceleration of debt repayments poses a significant liquidity risk as we might not have enough cash or committed credit available to repay the debt. In addition, if we are not in compliance with the collateral trust bond and medium-term note covenants, we would be unable to issue new debt securities under such indentures. If we were unable to issue new collateral trust bonds and medium-term notes, our ability to fund new loan advances and refinance maturing debt would be impaired.

We are required to pledge eligible distribution system or power supply system loans as collateral equal to at least 100 percent of the outstanding balance of debt issued under a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. We are also required to maintain distribution and power supply loans as collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program. Collateral coverage under 100 percent for either of these debt programs constitutes an event of default, which if not cured within 30 days, could result in creditors accelerating the repayment of the outstanding debt principal before the stated maturity. This poses a liquidity risk of possibly not having enough cash or committed credit available to repay the debt. In addition, we would be unable to issue new debt securities under the applicable debt agreement, which could impair our ability to fund new loan advances and refinance maturing debt.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

CFC leases approximately 107,228 square feet of office, meeting and storage space that serves as its headquarters in Fairfax County, Virginia. This lease is scheduled to expire on October 17, 2011 and will not be renewed.

CFC purchased 42 acres of land located in Loudoun County, Virginia in May 2008. In June 2010, CFC entered into a definitive agreement for construction of a new headquarters facility using 16 of the 42 acres of land we own. The excess land is available if we need to expand in the future. Our new headquarters facility is scheduled for completion in the third quarter of calendar year 2011. Our new headquarters facility will be approximately 120,000 square feet and will be constructed at a cost not expected to exceed $39.5 million. We do not expect the change from leasing to owning our headquarters building to have a material impact on our operating results because the annual cost of operating, maintaining and depreciating the new building is expected to be less than the annual cost of the current lease.

Item 3.	Legal Proceedings.

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been taken with respect to any legal proceedings at this time. Legal proceedings are, however, subject to inherent uncertainties, and unfavorable rulings could occur that could have individually or in aggregate, a material adverse effect on our business, financial condition, or operating results. Related to the ICC bankruptcy proceedings described on page 32 in the Executive Summary section of Management's Discussion and Analysis under Transfer of Control of ICC Operating Entities, ICC’s former indirect majority shareholder and former chairman, and related parties, continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Item 4.	[Removed and Reserved].

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended and as of May 31:

(dollar amounts in thousands)
For the year ended May 31:	2011	2010	2009	2008	2007
Interest income	$1,008,911}	$1,043,635}	$1,070,764	$1,051,393	$1,039,650
Net interest income	167,831}	131,524}	135,743	120,125	47,896
Derivative (losses) gains (1)	(30,236)	(20,608)	(47,028)	(71,710)	7,161
Foreign currency adjustments (2)	-}	-	-	-	(14,554)
Income (loss) prior to income taxes (3)	152,542}	110,251}	(78,871)	36,311	16,541
Net income (loss) (3)	151,215}	110,547}	(73,770)	39,646	14,145

Fixed-charge coverage ratio (TIER) (4)(5)	1.18}	1.12}	-	1.04	1.01
Adjusted TIER (6)	1.21}	1.12}	1.10	1.15	1.12

As of May 31:
Loans to members	$19,330,797}	$19,342,704}	$20,192,309	$19,029,040	$18,131,873
Allowance for loan losses	(161,177)	(592,764)	(622,960)	(514,906)	(561,663)
Assets	20,561,622}	20,143,215}	20,982,705	19,379,381	18,575,181
Short-term debt	5,842,924}	4,606,361}	4,867,864	6,327,453	4,427,123
Long-term debt (7)	11,293,249}	12,054,497}	12,720,055	10,173,587	11,295,219
Subordinated deferrable debt (8)	186,440}	311,440}	311,440	311,440	311,440
Members’ subordinated certificates (9)	1,801,212}	1,810,715}	1,740,054	1,406,779	1,381,447
Members’ equity (10)	790,241}	669,355}	604,316	613,082	566,286
Total equity	687,309}	586,767}	519,100	680,212	732,030
Guarantees	1,104,988}	1,171,109}	1,275,455	1,037,140	1,074,374

Leverage ratio (5)	30.52}	35.33}	41.88	29.01	25.84
Adjusted leverage ratio (6)	6.48}	6.34}	7.06	7.48	6.82
Debt-to-equity ratio (5)	28.92}	33.33}	39.42	27.49	24.37
Adjusted debt-to-equity ratio (6)	6.09}	5.93}	6.59	7.04	6.39
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
(2) Foreign currency adjustments represent the change in value of foreign-denominated debt that is not related to an exchange agreement that qualifies for hedge accounting during the period and recorded in the statement of operations. The foreign-denominated debt is revalued at each reporting date based on the current exchange rate. If the current exchange rate is different than the exchange rate at the time of issuance, there will be a change in the value of the foreign-denominated debt. The adjustment to the debt is recorded in the foreign currency valuation account on the balance sheet. We enter into foreign currency exchange agreements at the time of each foreign-denominated debt issuance to lock in the exchange rate for all principal and interest payments required through maturity.
(3) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, for the year ended May 31, 2010.
(4) For the years ended May 31, 2011, 2010 and 2009, the fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our times interest earned ratio (“TIER”) calculation. For the years ended prior to May 31, 2009, the fixed-charge coverage ratio is the same calculation as our TIER as we did not have any capitalized interest during those periods. For the year ended May 31, 2009, earnings were insufficient to cover fixed charges by $74 million.
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
(7) Excludes $2,523 million, $2,312 million, $2,580 million, $3,177 million and $1,368 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2012, 2011, 2010, 2009 and 2008, respectively (see Note 5 to the consolidated financial statements).
(8) Excludes $175 million called in June 2007 reported in short-term debt at May 31, 2007.
(9) Excludes $12 million of members’ subordinated certificates reported as short-term debt at May 31, 2011.
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

Executive Summary

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared with the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio of no greater than 6.00-to-1.

Lending Activity
The balance of loans outstanding remained relatively stable during the year ended May 31, 2011. During the year there were increases in loans outstanding to CFC and NCSC borrowers totaling $627 million and $173 million, respectively, and a decrease of $813 million in RTFC loans outstanding. The loans outstanding to CFC and NCSC borrowers increased due to a total of $1,109 million of loan advances used to refinance the debt of other lenders. This increase in loans outstanding was partly offset by distribution and power supply loans sold to the Federal Agricultural Mortgage Corporation totaling $327 million, of which $164 million were advanced at the time of sale, and by $75 million of loans prepaid at their repricing date. RTFC loans as a percentage of our total loan portfolio decreased from 9 percent at May 31, 2010 to 4 percent at May 31, 2011 as a result of the $536 million reduction in non-performing loans to Innovative Communication Corporation (“ICC”), as described below, and the prepayment of $204 million of telecommunications loans related to the acquisition of one of our borrowers.

During the period June 1, 2010 through May 31, 2011, $1,699 million of long-term fixed-rate loans were scheduled to reprice. Of that total, $1,338 million selected a new long-term fixed rate; $260 million selected the long-term variable rate; $26 million selected a new rate offered by the Federal Agricultural Mortgage Corporation and were sold by CFC to the Federal Agricultural Mortgage Corporation with CFC continuing to service the loans sold; and $75 million were prepaid in full.

Transfer of Control of ICC Operating Entities
During fiscal year 2011, a wholly-owned subsidiary of CFC, Caribbean Asset Holdings (“CAH”), obtained control of 100 percent of the equity interests of ICC’s United States Virgin Island (“USVI”), British Virgin Island and St. Maarten operating entities. RTFC was the primary secured lender to ICC, a diversified telecommunications company headquartered in St. Croix, USVI. The transfer of control of these entities from ICC to CAH was completed in two phases and was the result of ICC bankruptcy proceedings. RTFC assigned to CFC its rights with respect to the entities transferred as partial repayment of its loan from CFC. As part of the transfer of control, we received entities with a fair value of $166 million and invested $88 million to pay down existing third party debt for a total investment of $254 million to foreclosed assets. Additionally, we recorded a $354 million charge-off of the ICC loan balance.  See further discussion in Note 4, Foreclosed Assets, to the consolidated financial statements.

Funding Activity
During the year ended May 31, 2011, our funding needs were primarily related to the refinancing of maturing debt since there was little change in our overall funding requirements due to a flat loan portfolio. However, during fiscal year 2011, we refinanced higher-cost debt with lower-cost debt. A higher utilization of our commercial paper issuance capacity was a key factor in our efforts to reduce our overall effective interest rate on borrowed funds during fiscal year 2011 as commercial paper is our lowest-cost source of debt funding. Our average balance of commercial paper, bid notes and daily liquidity fund outstanding increased to $2,767 million, or 15 percent of total average debt volume, compared with 11 percent of total average debt volume for the year ended May 31, 2010. The higher average balance of commercial paper was offset by a lower average balance of medium-term notes, which decreased to 21 percent of total average debt volume for the year ended May 31, 2011 from 24 percent for the prior-year period. As a result, short-term debt as a percentage of total debt increased to 17 percent at May 31, 2011 compared with 12 percent at May 31, 2010.

During the year ended May 31, 2011, our funding requirements were driven mainly by $907 million of maturing collateral trust bonds, the early redemption of $125 million of subordinated deferrable debt and medium-term note maturities that exceeded new issuances by $575 million. To refinance these debt obligations, we primarily issued a combination of commercial paper and $950 million of new collateral trust bonds. See further discussion of the decrease in interest expense during fiscal year 2011 as a result of refinancing debt maturities with lower-cost debt in the Financial Results section below.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, we are able to borrow funds up to the committed amount at rates ranging from 52.5 to 65 basis points over comparable maturity Treasury Bonds any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. In March 2011, we borrowed $150 million under this facility. On April 15, 2011, the President of the United States signed the Full-Year Continuing Appropriations Act for Fiscal Year 2011, which provided an additional $500 million under the Rural Economic Development Loan and Grant program. CFC has submitted an application to RUS for the $500 million, 20-year maturity RUS-guaranteed Federal Financing Bank loan authorized under this program. The amount approved for CFC by the federal government by its fiscal year ending September 30, 2011 could range between $0 and $500 million.

At May 31, 2011 and 2010, we had secured notes payable of $1,411 million and $1,587 million outstanding to the Federal Agricultural Mortgage Corporation under note purchase agreements totaling $3,900 million and $2,400 million, respectively. During fiscal year 2011, we entered into an agreement that increased the amount we can borrow under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation by $1,500 million. Under the terms of our current note purchase agreement with the Federal Agricultural Mortgage Corporation, we can borrow up to $3,900 million, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation, through January 11, 2016. At May 31, 2011 and through the filing date, we have $2,489 million available under this revolving note purchase agreement.

On March 21, 2011, we replaced the $967 million, five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million, three-year agreement that expires on March 21, 2014. As a result, the total committed credit available under our three current facilities is $3,545 million at May 31, 2011.

Financial Results
For the years ended May 31, 2011 and 2010, we reported net income of $151 million and $111 million, respectively, and TIER was 1.18  and 1.12, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for covenant compliance.

We experienced an increase of $53 million, or 49 percent, to adjusted net interest income for the year ended May 31, 2011 compared with the prior-year period due to a decrease in interest expense that was greater than the decrease to interest income. The two primary factors driving the reduction to interest expense were the increased utilization of commercial paper in our overall funding mix and refinancing maturing term debt at lower interest rates. As a result, our adjusted interest expense fell from an average of $78 million per month for fiscal year 2010 to $71 million per month for fiscal year 2011. The average adjusted interest expense for the fourth quarter of fiscal year 2011 was even lower at $68 million per month.

The higher average balance of commercial paper outstanding and the decrease in the average balance of medium-term notes in our overall funding mix contributed to the overall decrease in interest expense during the year ended May 31, 2011 compared with the prior-year period. The average cost of commercial paper was 0.32 percent and 0.36 percent for the years ended May 31, 2011 and 2010, respectively, compared with the average cost of medium-term notes of 6.23 percent and 6.02 percent for the same periods, respectively. We also incurred additional interest expense during the prior-year period due to prefunding large debt maturities as we maintained commercial paper issuance capacity in reserve to address liquidity concerns in the market during that time.

The decrease in interest expense is also the result of refinancing term debt that matured or repriced during the year ended May 31, 2011 at lower interest rates. In November 2010, we refinanced $500 million of maturing 4.375 percent collateral trust bonds and the $125 million redemption of 6.75 percent subordinated deferrable debt with $650 million of new collateral trust bonds at an average interest rate of 1.54 percent. In January 2011, we repriced $750 million of long-term notes payable at an average effective rate of 1.73 percent, including gains from related treasury lock contracts where we qualified for hedge accounting treatment, compared with the effective interest rate of 5.20 percent prior to repricing. We estimate the transactions above resulted in combined savings of $22 million in interest expense during the year ended May 31, 2011, compared with the prior-year periods. On an annual basis, we estimate a $47 million reduction to interest expense as a result of these transactions.

For the year ended May 31, 2011, we recorded a recovery of loan losses totaling $83 million, an increase of $53 million over the recovery in the prior-year period. The recovery for the year ended May 31, 2011 was due to reductions in the allowance for loan losses held for the impaired and general loan portfolios of $47 million and $31 million, respectively, and a $5 million recovery of an amount previously written off for a telecommunications borrower in fiscal year 2008. The reduction to the loan loss allowance for impaired loans of $47 million was due to the change in fair value of collateral securing impaired loans of $26 million, as well as principal repayments on impaired loans that resulted in the remaining $21 million recovery from the loan loss reserve. The $31 million decrease in the reserve for the general portfolio was driven primarily by improvement in the borrowers’ average internal risk rating, as well as updated credit default information and a lower weighted average maturity for the loans in the general portfolio, partly offset by an increase in the general loan balance outstanding.

The change in the items described above resulted in adjusted net income of $175 million for the year ended May 31, 2011 compared with $108 million for the same prior-year period. Adjusted TIER for the years ended May 31, 2011 and 2010 was 1.21 and 1.12, respectively. The adjusted TIER for the year ended May 31, 2010 excluding $23 million of settlement proceeds was 1.09.

At May 31, 2011, our debt-to-equity ratio was 28.92-to-1 compared with 33.33-to-1 at May 31, 2010. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.09-to-1 at May 31, 2011 compared with 5.93-to-1 at May 31, 2010. This increase was caused by the increase in adjusted liabilities of $456 million.

Outlook for the Next 12 Months
We anticipate a decline in outstanding loan volume over the next 12 months. This projected decrease is due to a number of expectations including (i) the maturity of a large telecommunications loan, (ii) anticipated loan sales, (iii) the repayment of a power supply bridge loan with proceeds from the advance of funds from RUS and (iv) a lower level of long-term loan advances, as we do not expect that the increase in loan advances during the year ended May 31, 2011, driven by refinancing members’ debt borrowed from other lenders, will continue in fiscal year 2012. As a result, scheduled long-term loan repayments are expected to be in excess of long-term loan advances. We recently expanded our loan product options by establishing two new programs to sell loans, in addition to the loan sale program we have with the Federal Agricultural Mortgage Corporation; therefore, we are projecting an increase in loan sales in fiscal year 2012. Management uses loan sales to manage credit concentrations, to manage the level of our debt-to-equity ratio and as an additional form of liquidity.

We estimate that our adjusted interest expense will continue to decline in fiscal year 2012, although at a slower pace than fiscal year 2011. Interest expense reductions are expected as a result of maintaining the current level of commercial paper in our funding mix, due to a full year of interest savings from refinancing debt at lower interest rates during fiscal year 2011 and due to an expected lower level of debt outstanding compared with the prior year. We do not anticipate a recovery of loan losses in fiscal year 2012 consistent with the $83 million recovery of loan losses in fiscal year 2011. As a result of anticipated reductions to loan volume, anticipation of a smaller recovery of loan losses and a slower pace of decline in adjusted interest expense, we believe our adjusted net income will be lower in fiscal year 2012 than in fiscal year 2011.

At May 31, 2011, we had long-term debt maturing in the next 12 months totaling $2,523 million. Almost 70 percent of this debt is scheduled to mature during the last quarter of fiscal year 2012, including a $1,500 million, 7.25 percent Series C medium-term note maturity scheduled for March 2012. On August 19, 2011, CFC redeemed $250 million of this amount at a premium. Both the premium and unamortized issuance costs of $9 million were recorded as a loss on extinguishment of debt during the first quarter of fiscal year 2012.

As a result, we anticipate that our funding needs will be limited until the second half of fiscal year 2012 when we expect to partly prefund the remaining March 2012 medium-term note maturity. Based on the expected reduction to outstanding loan balances, we do not anticipate that we will have to refinance the full amount of the remaining $1,250 million medium-term note maturity. We believe that our adjusted debt-to-equity ratio will fall below our target of 6.00-to-1 within the next 12 months as a result of the projected decrease in loan volume and an estimated slight increase to adjusted equity.

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

We identified the allowance for loan losses and the determination of fair value of certain items on our balance sheet as critical accounting policies because they require significant estimations and judgments by management. These policies are summarized below and identify and describe the development of the variables most important in the estimation process. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs required for estimation. Where alternatives exist, we used the factors we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could affect net income. Separate from the possible future effect to net income from our model inputs, market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways, and the resulting volatility could have a significant, negative effect on future operating results.

Below is a description of the process used in determining the adequacy of the allowance for loan losses and the determination of fair value for certain items on our balance sheet.

Allowance for Loan Losses
GAAP requires loans receivable to be reported on the consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio. We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is reported as a separate line item on the consolidated statement of operations. At May 31, 2011 and 2010, our loan loss allowance totaled $161 million and $593 million, 0.83 percent and 3.07 percent of total loans outstanding, respectively.

There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required. We review the estimates and assumptions used in the calculations of the loan loss allowance on a quarterly basis. Because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to expected losses. The methodology used to calculate the loan loss allowance is summarized below.

The loan loss allowance is calculated by dividing the portfolio into two categories of loans:
(1)	the general portfolio which comprises loans that are performing according to the contractual agreements; and
(2)
the impaired portfolio which comprises loans that (i) are not currently performing or (ii) for various reasons we do not expect to collect all amounts as and when due and payable under the loan agreement or (iii) are performing according to a restructured loan agreement, but as a result of the troubled debt restructuring are required to be classified as impaired.

General Portfolio
The general portfolio of loans consists of all loans not specifically identified in the impaired category. We disaggregate the loans in the general portfolio by borrower type: CFC, RTFC and NCSC. We further disaggregate the CFC loan portfolio by member class: distribution, power supply and statewide and associates.

We use the following factors to determine the loan loss allowance for the general portfolio category:
•	Internal risk ratings system. We maintain risk ratings for our borrowers that are updated at least annually and are based on the following:
-	general financial condition of the borrower;
-	our estimate of the adequacy of the collateral securing our loans;
-	our judgment of the quality of the borrower’s management;
-	our judgment of the borrower’s competitive position within its service territory and industry;
-	our estimate of the potential impact of proposed regulation and litigation; and
-	other factors specific to individual borrowers or classes of borrowers.
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

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan.

At May 31, 2011 and 2010, we had a total of $18,592 million and $18,037 million of loans, respectively, in the general portfolio. This total excludes $227 million and $237 million of loans at May 31, 2011 and 2010, respectively, that have a U.S. government guarantee of all principal and interest payments. We do not maintain a loan loss allowance on loans that are guaranteed by the U.S. government. At May 31, 2011 and 2010, we had a total loss allowance of $99 million and $125 million, respectively, for loans in the general portfolio representing coverage of 0.5 percent and 0.7 percent, respectively, of the total loans for the general portfolio.

In addition to the loan loss allowance for the general portfolio as calculated above, we maintain an unallocated reserve for the general portfolio. Our unallocated reserve has two components:

•
A single-obligor reserve to cover the additional risk associated with large loan exposures. This unallocated reserve is based on our internal risk ratings and applied to exposures above an established threshold. At May 31, 2011 and 2010, our single-obligor reserve was $25 million and $28 million, respectively.

•
An economic and environmental reserve to cover factors we believe are currently affecting the financial results of borrowers but are not reflected in our internal risk rating process and, therefore, present an increased risk of losses incurred as of the balance sheet date. We use annual audited financial statements from our borrowers as part of our internal risk rating process. There could be a lag between the time various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and, therefore, the internal risk rating we determine for the borrower. Our Corporate Credit Committee makes a quarterly determination of the percentage to apply to loans in the general portfolio as an additional reserve. This reserve component may be set at up to 10 percent of the amount of the calculated general loan loss allowance for each type of loan exposure. At May 31, 2011, the Corporate Credit Committee set the economic and environmental component of the unallocated reserve to be $0.5 million, representing 7 percent of the general reserve held for telecommunications loans compared with $3 million at May 31, 2010 representing 2 percent of the general reserve held for CFC and NCSC loans and 7 percent of the general reserve held for RTFC loans. At May 31, 2010, the Corporate Credit Committee took into consideration the effect on our borrowers from (i) the economic downturn, (ii) the increase in the unemployment rate, (iii) the decline in the housing market that led to a significant increase in foreclosures and (iv) specifically for telecommunications borrowers, reduced discretionary spending for telecommunications services, increased competition from wireless providers and continued loss of access lines among rural local exchange carriers. At May 31, 2011, the Corporate Credit Committee concluded that these factors continued to affect RTFC borrowers, but that CFC and NCSC borrowers were not significantly affected by the economic downturn and maintained or improved financial ratios. As a result, the Corporate Credit Committee reduced the unallocated reserve for CFC and NCSC loans to zero.

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

An impairment loss on a loan receivable is recognized as the difference between the recorded investment in the loan and the present value of the estimated future cash flows associated with the loan discounted at the effective interest rate on the loan at the time of impairment. If the current balance in the receivable is greater than the net present value of the future payments discounted at the effective interest rate at the time the loan became impaired, the impairment is equal to that difference and a portion of the loan loss allowance is specifically reserved based on the calculated impairment. If future cash flows cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral securing the loan.

In calculating the impairment on a loan, the estimates of the expected future cash flows or collateral value are the key estimates made by management. Changes in the estimated future cash flows or collateral value affect the amount of the calculated impairment. The change in cash flows required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the effective interest rate at the time the loan became impaired and the amount of the loan outstanding. Estimates are not used to determine our investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date, and the discount rate is equal to the interest rate on the loan at the time the loan became impaired.

At May 31, 2011 and 2010, respectively, there was a total specific loan loss allowance balance of $37 million and $437 million for impaired loans totaling $506 million and $1,064 million, representing 7 percent and 41 percent of total impaired loans. The $37 million and $437 million specific loan loss allowance balance represented 23 percent and 74 percent of the total loan loss allowance at May 31, 2011 and 2010, respectively. For certain impaired loans at May 31, 2011 and 2010, the effective interest rate at the time of impairment included a variable-rate component. As a result, the calculated impairment for these loans increases or decreases with changes in short-term and long-term variable interest rates. Based on the current balance of impaired loans at May 31, 2011, a 25 basis point increase or decrease to our variable interest rates would result in an increase or decrease, respectively, of approximately $9 million to the calculated impairment irrespective of a change in the credit fundamentals of the impaired borrower.

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

All loans are written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. The determination to write off all or a portion of a loan balance is made based on various factors on a case-by-case basis including, but not limited to, cash flow analysis and the fair value of collateral securing the borrower’s loans.

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

In addition to the valuation associated with derivative financial instruments, we also present foreclosed assets at fair value when initially recorded on the balance sheet. Subsequently, foreclosed assets are periodically reviewed for impairment. Our foreclosed assets do not meet the criteria to be classified as held for sale. If an impairment loss is recognized on our foreclosed assets, the adjusted carrying amount of the foreclosed assets becomes the new cost basis. Restoration of any recognized impairment loss is prohibited under GAAP, even when the fair value of the foreclosed assets increases subsequent to our recognition of impairment.

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

Results of Operations

The following table presents the results of operations for the years ended May 31, 2011, 2010 and 2009.

	For the years ended May 31,			Change from previous year
(dollar amounts in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Interest income	$1,008,911}	$1,043,635	$1,070,764	$(34,724)	$(27,129)
Interest expense	(841,080)	(912,111)	(935,021)	71,031}	22,910
Net interest income	167,831}	131,524	135,743	36,307}	(4,219)
Recovery of (provision for) loan losses	83,010}	30,415	(113,699)	52,595}	144,114
Net interest income after recovery of (provision for) loan losses	250,841}	161,939	22,044	88,902}	139,895

Non-interest income:
Fee and other income	23,646}	17,711	13,163	5,935}	4,548
Settlement income	-}	22,953	-	(22,953)	22,953
Derivative losses	(30,236)	(20,608)	(47,028)	(9,628)	26,420
Results of operations from foreclosed assets	(12,028)	1,122	3,774	(13,150)	(2,652)
Total non-interest income	(18,618)	21,178}	(30,091)	(39,796)	51,269

Non-interest expense:
Salaries and employee benefits	(42,856)	(39,113)	(36,865)	(3,743)	(2,248)
Other general and administrative expenses	(28,591)	(31,839)	(23,977)	3,248}	(7,862)
Recovery of (provision for) guarantee liability	673}	5,281	(1,615)	(4,608)	6,896
Fair value adjustment on foreclosed assets	(3,961)	(6,591)	(8,014)	2,630}	1,423
Loss on early extinguishment of debt	(3,928)	-}	-	(3,928)	-
Other	(1,018)	(604)	(353)	(414)	(251)
Total non-interest expense	(79,681)	(72,866)	(70,824)	(6,815)	(2,042)

Income (loss) prior to income taxes	152,542}	110,251}	(78,871)	42,291}	189,122

Income tax (expense) benefit	(1,327)	296	5,101	(1,623)	(4,805)
Net income (loss)	151,215}	110,547}	(73,770)	40,668}	184,317
Less: Net (income) loss attributable to noncontrolling interest	(1,789)	(235)	3,900	(1,554)	(4,135)
Net income (loss) attributable to CFC	$149,426}	$110,312}	$(69,870)	$39,114}	$180,182

TIER (1)	1.18}	1.12}	-
Adjusted TIER (2)	1.21}	1.12}	1.10

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

	Average balances and interest rates – Assets

	Average volume			Interest income			Average yield
(dollar amounts in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Long-term fixed-rate loans (1)	$16,297,697}	$15,456,301	$15,052,425	$904,464}	$897,648	$890,367	5.55%	5.81%	5.92%
Long-term variable-rate loans (1)	914,979}	1,609,562	1,698,646	45,590}	75,330	89,455	4.98	4.68	5.27
Line of credit loans (1)	1,415,919}	1,652,154	1,895,563	44,346}	56,055	75,604	3.13	3.39	3.99
Restructured loans	487,570}	521,570	556,892	2,789}	3,188	3,520	0.57	0.61	0.63
Non-performing loans	242,890}	523,813	495,014	149}	-	-	0.06	-	-
Total	19,359,055}	19,763,400	19,698,540	997,338}	1,032,221	1,058,946	5.15	5.22	5.38
Investments (2)	326,774}	550,597	489,228	3,830}	5,245	5,683	1.17	0.95	1.16
Fee income (3)	-}	-	-	7,743}	6,169	6,135	-	-	-
Total	$19,685,829}	$20,313,997	$20,187,768	$1,008,911}	$1,043,635	$1,070,764	5.13	5.14	5.30
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

	Analysis of changes in interest income

	2011 vs. 2010			2010 vs 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$48,866}	$(42,050)	$6,816}	$23,889}	$(16,608)	$7,281}
Long-term variable-rate loans	(32,508)	2,768}	(29,740)	(4,692)	(9,433)	(14,125)
Line of credit loans	(8,015)	(3,694)	(11,709)	(9,708)	(9,841)	(19,549)
Restructured loans	(208)	(191)	(399)	(223)	(109)	(332)
Non-performing loans	-}	149}	149}	-}	-}	-}
Total interest income on loans	8,135}	(43,018)	(34,883)	9,266}	(35,991)	(26,725)
Investments	(2,132)	717}	(1,415)	713}	(1,151)	(438)
Fee income	-}	1,574}	1,574}	-}	34}	34}
Total interest income	$6,003}	$(40,727)	$(34,724)	$9,979}	$(37,108)	$(27,129)
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

During the year ended May 31, 2011, interest income decreased 3 percent compared with the prior-year period due to the 7 basis point decrease in the average yield on loans. We experienced a decrease in interest income during the year ended May 31, 2011 due to an overall decline to the interest rates offered on new long-term fixed-rate loan advances that was partly offset by an increase in interest income due to a higher percentage of long-term fixed-rate loans in the loan portfolio. The average loan balance for the year ended May 31, 2011 remained relatively stable compared with the prior-year period excluding the reduction related to non-accrual loans to ICC. The balance of loans outstanding decreased by $536 million during the year ended May 31, 2011, due to the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011. Additional decreases in loan volume due to the sale of loans to the Federal Agricultural Mortgage Corporation and the prepayment of telecommunications loans during the year ended May 31, 2011 were offset by the increase in average loan volume due to loan advances to CFC and NCSC borrowers to refinance their debt borrowed from other lenders. During the year ended May 31, 2010, interest income decreased 3 percent compared with the prior-year period primarily due to the overall lower interest rate environment and pressure from competition resulting in a 16 basis point decline in the average yield on loans. See Financial Condition—Loan and Guarantee Portfolio Assessment for further explanation of the changes in loans outstanding.

The average long-term fixed interest rates we offered on electric loans for the years ended May 31, 2011 and 2010 decreased 63 basis points and 74 basis points, respectively, compared with the prior-year periods. As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. The financial crisis beginning in September 2008 increased our cost of issuing new debt and, therefore, long-term fixed rates increased. During fiscal years 2011 and 2010, corporate spreads tightened, thus allowing us to lower long-term fixed rates we offer on our new loans.

The decrease in interest income due to lower interest rates was partly offset by the increase in interest income due to a higher average volume of long-term fixed-rate loans in the loan portfolio during the year ended May 31, 2011. The average volume of long-term fixed-rate loans increased to 84 percent of the total loan portfolio for the year ended May 31, 2011 from 78 percent for the same prior-year period. During the year ended May 31, 2011, long-term fixed-rate loans had an average yield of 5.55 percent compared with 4.98 percent and 3.13 percent for long-term variable and line of credit loans, respectively.

At May 31, 2011 and 2010, approximately 52 percent and 48 percent, respectively, of the outstanding balance of our interest-bearing line of credit loans were priced at rates lower than our standard line of credit interest rates because of loan syndications and competition for the line of credit loan business. Of the line of credit loans priced lower than our standard rates at May 31, 2011 and 2010, 37 percent and 32 percent, respectively, were made as part of loan syndications where the pricing was agreed upon by all of the participating banks and was based on current market conditions.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

(dollar amounts in thousands)	2011	2010	2009
Electric	$23,690}	$23,822	$26,421
Telecommunications	7,404}	29,028	29,817
Total	$31,094}	$52,850	$56,238

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the reduction of non-accrual loans to ICC. Loans remaining on non-accrual status relate primarily to restructured loans to a large electric distribution cooperative that provides retail electric service to residential and business customers. While the loans to this borrower were on non-accrual status, the borrower was current with respect to all payments required under the restructured loan agreement. The decrease to interest income from holding this borrower’s loans on non-accrual status is largely offset by the reduction to the calculated impairment due to applying all payments received against the principal balance. The reduction to the calculated impairment results in the recognition of income from the recovery from the loan loss allowance. As a result, there is a limited effect on the overall financial statements from these non-accrual loans. During the year ended May 31, 2011, this borrower made scheduled payments of $28 million, all of which were applied as a reduction to the loan principal balance that resulted in a reduction of $21 million to the calculated impairment. The calculated impairment is based on the net present value of the expected future cash flow associated with the loan. As required by GAAP, credit risk related to the collection of future cash flows is taken into consideration in estimating the future cash flows associated with the loans to this borrower.

Interest Expense
The following tables break out the average cost of debt and the change to interest expense due to changes in average debt volume versus changes to interest rates summarized by debt type. We do not fund each individual loan with specific debt. Rather, we attempt to minimize cost and maximize efficiency by funding large aggregated amounts of loans. The following tables also break out the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. Additionally, the tables present adjusted interest expense, which includes all derivative cash settlements in interest expense. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

	Average balances and interest rates – Liabilities

	Average volume			Interest expense			Average cost
(dollar amounts in thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Commercial paper and bank bid
notes (1) (2)	$2,767,493}	$2,099,916	$3,188,189	$(8,886)	$(7,489)	$(58,688)	(0.32)%	(0.36)%	(1.84)%
Medium-term notes (1)	3,877,036}	4,632,884	5,278,445	(241,545)	(278,972)	(326,313)	(6.23)	(6.02)	(6.18)
Collateral trust bonds (1)	5,251,158}	5,471,615	5,232,731	(306,332)	(320,059)	(290,152)	(5.83)	(5.85)	(5.54)
Subordinated deferrable debt (1)	211,428}	301,914	294,592	(13,358)	(19,663)	(19,663)	(6.32)	(6.51)	(6.67)
Subordinated certificates (1)	1,783,091}	1,750,077	1,428,083	(82,057)	(79,391)	(55,330)	(4.60)	(4.54)	(3.87)
Long-term notes payable (1)	4,654,860}	4,656,934	3,595,048	(167,700)	(184,958)	(164,306)	(3.60)	(3.97)	(4.57)
Total	18,545,066}	18,913,340	19,017,088	(819,878)	(890,532)	(914,452)	(4.42)	(4.71)	(4.81)
Debt issuance costs (3)	-}	-	-	(10,358)	(10,927)	(10,158)	-}	-}	-
Fee expense (4)	-}	-	-	(10,844)	(10,652)	(10,411)	-}	-}	-
Total	$18,545,066}	$18,913,340	$19,017,088	$(841,080)	$(912,111)	$(935,021)	(4.54)	(4.82)	(4.92)

Derivative cash settlements (5)	$11,152,698}	$11,397,281	$12,764,394	$(6,848)	$(23,304)	$112,989	(0.06)%	(0.20)%	0.89}	%
Adjusted interest expense (6)	18,545,066}	18,913,340	19,017,088	(847,928)	(935,415)	(822,032)	(4.57)	(4.95)	(4.32)
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

	Analysis of changes in interest expense

	2011 vs. 2010			2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$(2,381)	$984}	$(1,397)	$20,033}	$31,166}	$51,199}
Medium-term notes	45,514}	(8,087)	37,427}	39,909}	7,432}	47,341}
Collateral trust bonds	12,896}	831}	13,727}	(13,246)	(16,661)	(29,907)
Subordinated deferrable debt	5,893}	412}	6,305}	(489)	489}	-}
Subordinated certificates	(1,498)	(1,168)	(2,666)	(12,475)	(11,586)	(24,061)
Long-term notes payable	82}	17,176}	17,258}	(48,533)	27,881}	(20,652)
Total interest expense on debt (4)	60,506}	10,148}	70,654}	(14,801)	38,721}	23,920}
Debt issuance costs	-}	569}	569}	-	(769)	(769)
Fee expense	-}	(192)	(192)	-	(241)	(241)
Total interest expense (4)	$60,506}	$10,525}	$71,031}	$(14,801)	$37,711}	$22,910}

Derivative cash settlements (5)	$500}	$15,956}	$16,456}	$(12,102)	$(124,191)	$(136,293)
Adjusted interest expense (6)	18,214}	69,273}	87,487}	4,485	(117,868)	(113,383)
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

During the year ended May 31, 2011, interest expense decreased 8 percent compared with the same prior-year period primarily due to the 28 basis point reduction in the total cost of debt. The lower cost of debt was mostly the result of refinancing maturing term debt with a combination of commercial paper and term debt at lower interest rates. During fiscal year 2011, we increased the utilization of commercial paper in our funding mix. The increase in commercial paper to 15 percent of the total average debt outstanding for fiscal year 2011 from 11 percent for the prior-year period was offset by the decrease in medium-term notes to 21 percent of the total average debt outstanding from 24 percent for the prior-year period.

At an average cost of 0.32 percent and 0.36 percent for the years ended May 31, 2011 and 2010, commercial paper is our lowest-cost source of debt funding and significantly lower in average cost compared with medium-term notes of 6.23 percent and 6.02 percent for the same periods, respectively. A decrease to our cost of debt also resulted from our issuance of collateral trust bonds in November 2010 at an average interest rate of 1.54 percent in order to refinance maturing collateral trust bonds with a fixed rate of 4.375 percent and redeem subordinated deferrable debt with a fixed rate of 6.75 percent.

We lowered our average cost for long-term notes payable by 37 basis points during the year ended May 31, 2011 compared with the prior-year period. In January 2011, we repriced $750 million of long-term notes payable to the Federal Financing Bank at an average effective rate of 1.73 percent compared with an effective rate of 5.20 percent prior to repricing. In addition, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation in September 2010 and October 2010, at rates ranging from 0.62 percent to 0.67 percent. These notes matured during the third quarter of fiscal year 2011.

During the year ended May 31, 2010, interest expense decreased 2 percent compared with the same prior-year period primarily due to the 10 basis point reduction in the cost of debt resulting from the lower overall interest rate environment. The decrease in the average cost of debt was driven largely by the decrease in interest rates for commercial paper and long-term notes payable to the Federal Agricultural Finance Corporation. This decrease was partially offset by maintaining a lower balance of commercial paper in our overall funding mix and issuing more term debt, including collateral trust bonds, member capital securities and notes payable to the Federal Agricultural Finance Corporation.

The adjusted interest expense, which includes all derivative cash settlements, was $848 million for the year ended May 31, 2011, compared with $935 million and $822 million for the years ended May 31, 2010 and 2009, respectively. The adjusted interest expense was lower during the year ended May 31, 2011 due to the lower interest expense noted above and the decrease in the derivative cash settlements expense discussed further below. The adjusted interest expense was higher during the year ended May 31, 2010 as compared with the same prior-year period primarily due to cash settlements income resulting from terminated interest rate swaps during fiscal year 2009 as discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the years ended May 31,
	2011	2010	2009	2011		2010		2009
(dollar amounts in thousands)	Interest income (expense)			Average yield (cost)
Total interest income	$1,008,911}	$1,043,635	$1,070,764}	5.13}	%	5.14}	%	5.30}	%
Total interest expense	(841,080)	(912,111)	(935,021)	(4.54)		(4.82)		(4.92)
Net interest income/Net yield	$167,831}	$131,524	$135,743}	0.59}	%	0.32}	%	0.38}	%
Derivative cash settlements	(6,848)	(23,304)	112,989}	(0.06)		(0.20)		0.89}
Adjusted net interest income/Adjusted net yield (1)	160,983}	108,220	248,732}	0.55}		0.19}		0.98}
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	2011 vs. 2010			2010 vs. 2009
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$66,509}	$(30,202)	$36,307}	$(4,822)	$603}	$(4,219)
Increase (decrease) in adjusted net interest income	24,217}	28,546}	52,763}	14,464}	(154,976)	(140,512)
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

The increase of 28 percent to net interest income for the year ended May 31, 2011 compared with the prior-year period was primarily due to the reduction to interest expense, partially offset by the decrease in interest income as explained previously. Net interest income decreased 3 percent during the year ended May 31, 2010 compared with the prior-year period as the decline in the average yield of the loan portfolio was only partially offset by the decrease in the overall cost of debt. During fiscal year 2011, we maximized commercial paper in our funding mix while in fiscal year 2010 we issued more term debt to mitigate liquidity risks during that time.

Adjusted net interest income, which includes all derivative cash settlements, for the year ended May 31, 2011 was $161 million, compared with $108 million and $249 million for the years ended May 31, 2010 and 2009, respectively. Adjusted net interest income increased during fiscal year 2011 compared with the prior-year period primarily due to reductions to interest expense and lower cash settlements expense, partially offset by the decrease in interest income as explained previously. Adjusted net interest income decreased during fiscal year 2010 compared with the prior-year period primarily due to the cash settlement income received in fiscal year 2009 resulting from terminated interest rate swaps as discussed below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of (Provision for) Loan Losses
The loan loss recovery of $83 million was due to reductions in the allowance for loan losses held for the impaired and general loan portfolios of $47 million and $31 million, respectively, and a $5 million recovery of a charge-off recorded for a telecommunications borrower in fiscal year 2008. The reduction to the loan loss allowance for impaired loans of $47 million was due to the change in fair value of collateral securing impaired loans of $26 million, as well as principal repayments on impaired loans that resulted in the remaining $21 million recovery from the loan loss reserve. The $31 million decrease in the reserve for the general portfolio was driven primarily by improvement in the borrowers’ average internal risk rating, as well as updated credit default information and a lower weighted average maturity for the loans in the general portfolio, partly offset by an increase in the general loan balance outstanding. Additionally, there was a reduction to the required loan loss allowance for large loan exposures that meet the exposure threshold and improvement to the estimated requirement for economic and environmental factors not yet reflected in the financial results of our borrowers. The recovery of loan losses of $30 million for the year ended May 31, 2010 was primarily due to decrease of $48 million to the reserves for our general loan portfolio, partially offset by a $23 million increase to the reserve for impaired borrowers.

Non-interest Income
Non-interest income decreased by $40 million for the year ended May 31, 2011 compared with the prior-year period primarily due to the $23 million of settlement income recognized during the prior-year period, the $12 million net loss for entities previously operated by ICC included in the results of operations from foreclosed assets and the $10 million increase in derivative losses, partially offset by the $6 million increase in fee income. The settlement income was a one-time gain, net of legal and other related expenses, from CoBank, ACB, a government-sponsored enterprise that lends to agribusinesses and rural utilities throughout the United States. On February 25, 2010, CoBank, ACB, agreed to a settlement related to our discovery that, for a period of years, CoBank, ACB, employees improperly accessed confidential and proprietary information from our password-protected member website. During the year ended May 31, 2011, the results of operations from foreclosed assets includes a net loss of $12 million representing the ongoing results of operations for these entities since the date of transfer. The increase to fee income during the year ended May 31, 2011 was the result of a $6 million prepayment fee related to telecommunications loans. Non-interest income increased by $51 million for the year ended May 31, 2010 compared with the prior-year period primarily due to the $23 million of settlement income during the year ended May 31, 2010 described above and the decrease of $26 million to derivative losses for the year ended May 31, 2010 compared with the same prior-year period.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Derivative cash settlements	$(6,848)	$(23,304)	$112,989
Derivative forward value	(23,388)	2,696	(160,017)
Derivative losses	$(30,236)	$(20,608)	$(47,028)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements during the year ended May 31:

	2011			2010
(dollar amounts in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,704,683	4.23%	0.33%	$5,875,213	4.65%	0.38%
Pay variable-receive fixed	5,448,015	1.22	5.23	5,522,068	1.23	5.33
Total	$11,152,698	2.76	2.73	$11,397,281	2.99	2.79

During the year ended May 31, 2011, the net weighted-average rate we paid on our interest rate swap agreements was 0.03 percent, excluding $3 million of cash settlement expense for early terminations of interest rate swaps related to prepaid telecommunications loans, representing a decrease from the net weighted-average rate paid of 0.20 percent for the same prior-year period. The primary reason for the decrease in the weighted average outflow was a reduction to the weighted-average rate we paid on our pay fixed-receive variable interest rate swaps. The lower payment for these swaps was driven by the maturity of pay fixed-receive variable swaps since May 31, 2010 that carried a higher fixed rate, as well as the addition of new pay fixed-receive variable swaps with a lower fixed rate compared with swaps in place during the prior-year period.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the years ended May 31, 2011 and 2010 decreased by $26 million and increased by $163 million, respectively, compared with the prior-year periods. For the year ended May 31, 2011, the derivative forward value losses of $23 million were the result of the average decrease of 27 basis points to the estimated yield curve for our swaps based on market expectations of interest rates, which caused a decrease in the fair value of pay fixed-receive variable interest rate swaps, particularly those with long-dated maturities. The decrease in fair value of pay fixed-receive variable interest rate swaps during the year ended May 31, 2011 outweighed the increase in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 51 percent of our derivative contracts during the year ended May 31, 2011.

Cash settlements decreased during fiscal year 2010 compared with the prior-year period due to the $97 million of realized cash settlement income resulting from the termination of interest rate swaps in 2009. Additionally, the low interest rate environment, combined with the majority of our interest rate swaps being pay fixed-receive variable resulted in an average interest rate paid for cash settlements that was greater than the average interest rate received during fiscal year 2010.

Non-interest Expense
The $7 million increase to non-interest expense for the year ended May 31, 2011 compared with the prior-year period was due to the $4 million loss on early extinguishment of debt related to the redemption of $125 million of subordinated deferrable debt in fiscal year 2011, as well as higher salaries and employee benefits expense and a smaller recovery of guarantee liability. The $4 million increase to salaries and employee benefits expense was partially due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees. The smaller recovery of guarantee liability was due to the smaller decrease in guarantees outstanding during the year ended May 31, 2011 compared with the prior-year period. The $3 million decrease in general administrative expenses during the year ended May 31, 2011 was largely driven by lower legal fees and other expenses as a result of the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011. During fiscal year 2010, these legal costs were the primary reason for the $8 million increase in general and administrative expenses compared with the prior-year period. The $5 million recovery of guarantee liability during the year ended May 31, 2010 was largely due to the $104 million decrease to guarantees outstanding, as well as a lower weighted average maturity and improvement to the average internal risk rating compared with guarantees outstanding at May 31, 2009.

Non-interest expense for the years ended May 31, 2011, 2010 and 2009 also included fair value adjustments on foreclosed assets related to land development loans, the collateral for which includes developed lots and land, raw land and underground mineral rights. The fair value adjustments recorded during these periods was the result of reductions to the fair value of the collateral supporting the foreclosed assets driven by residential home market weakness, which caused lot sales to slow down, and the troubled commercial real estate market. Additionally, in fiscal year 2009 lower natural gas prices, which influence the fair value of the mineral rights, resulted in a decrease in the fair value of the underlying collateral.

Net Income (Loss)
The change in the items described above resulted in net income of $151 million and $111 million for the years ended May 31, 2011 and 2010, respectively. During the year ended May 31, 2009, we reported a net loss of $74 million. The adjusted net income, which excludes the effect of the derivative forward value, was $175 million, $108 million and $86 million for the years ended May 31, 2011, 2010 and 2009, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the year ended May 31, 2011 represents $0.4 million of net loss and $2.2 million of net income for RTFC and NCSC, respectively, compared with a net loss of $0.6 million and net income of $0.8 million for RTFC and NCSC, respectively, for the year ended May 31, 2010. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments. Noncontrolling interest for the year ended May 31, 2009 represents an RTFC net loss of $1 million, and $3 million of NCSC’s total net loss of $9 million for the year ended May 31, 2009. During the year ended May 31, 2009, NCSC’s net loss exceeded its equity balance by $6 million primarily due to NCSC’s $12 million in derivative forward value losses during the period. Under prior accounting standards, CFC was required to absorb the excess NCSC loss. Based on the provisions of new accounting standards applied prospectively starting June 1, 2009, the noncontrolling interest is required to absorb the full amount of its losses, even if the losses exceed its equity balance.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

(dollar amounts in thousands)	2011	2010	2009
Income (loss) prior to cumulative effect of
change in accounting principle	$151,215}	$110,547	$(73,770)
Add: fixed charges	841,288}	912,227	935,194
Less: interest capitalized	(208)	(116)	(173)
Earnings available for fixed charges	$992,295}	$1,022,658	$861,251

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$841,080}	$912,111	$935,021
Interest capitalized	208}	116	173
Total fixed charges	$841,288}	$912,227	$935,194
Ratio of earnings to fixed charges (1)	1.18}	1.12	-
(1) For the year ended May 31, 2009, earnings were insufficient to cover fixed charges by $74 million.

Financial Condition

Loan and Guarantee Portfolio Assessment
Loan Programs
We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

The following table summarizes loans outstanding by type and by member class at May 31:

(dollar amounts in millions)	2011		2010		2009		2008		2007
Loans by type (1):	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$16,405}	85%	$15,413	80%	$14,602	73%	$15,205	80%	$14,663	81%
Long-term variable-rate loans	1,278}	7	2,089	11	3,244	16	1,882	10	1,994	11
Loans guaranteed by RUS	227}	1	237	1	244	1	250	1	256	1
Total long-term loans	17,910}	93	17,739	92	18,090	90	17,337	91	16,913	93
Line of credit loans	1,415}	7	1,599	8	2,098	10	1,690	9	1,215	7
Total loans	$19,325}	100%	$19,338	100%	$20,188	100%	$19,027	100%	$18,128	100%

Loans by member class (1):
CFC:
Distribution	$13,760}	71%	$13,459	70%	$13,730	68%	$13,438	71%	$12,828	71%
Power supply	4,092}	21	3,770	19	4,268	21	3,339	17	2,858	16
Statewide and associate	90}	1	86	-	93	1	109	1	119	1
CFC total	17,942}	93	17,315	89	18,091	90	16,886	89	15,805	88
RTFC	859}	4	1,672	9	1,680	8	1,727	9	1,860	10
NCSC	524}	3	351	2	417	2	414	2	463	2
Total	$19,325}	100%	$19,338	100%	$20,188	100%	$19,027	100%	$18,128	100%
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding remained relatively stable during the year ended May 31, 2011. During fiscal year 2011, there were increases in loans outstanding to CFC and NCSC borrowers totaling $627 million and $173 million, respectively, and a decrease of $813 million in RTFC loans outstanding. The loans outstanding to CFC and NCSC borrowers increased due to a total of $1,109 million of loan advances used to refinance the debt of other lenders. This increase in loans outstanding was offset by loan principal repayments, as well as distribution and power supply loans sold to the Federal Agricultural Mortgage Corporation totaling $327 million, of which $164 million were advanced at the time of sale, and by $75 million of loans prepaid at their repricing date. RTFC loans as a percentage of our total loan portfolio decreased from 9 percent at May 31, 2010 to 4 percent at May 31, 2011 as a result of the $536 million reduction in non-performing loans to ICC and the prepayment of $204 million of telecommunications loans related to the acquisition of one of our borrowers.

The percentage of long-term fixed-rate loans increased to 85 percent at May 31, 2011 from 80 percent at May 31, 2010 and from 73 percent at May 31, 2009. The increase in long-term fixed-rate loans during fiscal year 2011 was due to new long-term fixed-rate loan advances, partially offset by $33 million in net conversions from long-term fixed to long-term variable interest rates. For the year ended May 31, 2010, the net conversions from a variable rate to a fixed rate totaled $822 million. The high level of fixed-rate loan advances in fiscal year 2011 and the significant conversions of variable-rate loans to fixed interest rates in fiscal year 2010 were the result of members taking advantage of historically low rates by locking down a fixed interest rate on their loans.

The following table summarizes loans and guarantees outstanding by member class at May 31:

	2011		2010		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
CFC:
Distribution	$13,977,327}	68%	$13,680,956	67%	$296,371}
Power supply	4,909,908}	24	4,654,622	22	255,286}
Statewide and associate	109,768}	1	108,214	1	1,554}
CFC total	18,997,003}	93	18,443,792	90	553,211}
RTFC	859,943}	4	1,672,529	8	(812,586)
NCSC	572,718}	3	393,193	2	179,525}
Total	$20,429,664}	100%	$20,509,514	100%	$(79,850)

Credit Concentration
CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to the borrower based on an assessment of the borrower’s risk profile and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements, loan participations and loan sales to manage credit concentrations.

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At May 31, 2011 and 2010, loans outstanding to members in any one state or territory did not exceed 19 percent and 17 percent of total loans outstanding, respectively.

At May 31, 2011 and 2010, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.6 percent, respectively, of total loans and guarantees outstanding. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2010, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunications system. The following table shows the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and borrower type at May 31:

	2011		2010
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	Increase/ (Decrease)
Total by type:
Loans	$3,206,808}	16%	$3,478,271	17%	$(271,463)
Guarantees	302,771}	1	342,325	2	(39,554)
Total credit exposure to 10 largest borrowers	$3,509,579}	17%	$3,820,596	19%	$(311,017)

Total by borrower type:
CFC	$3,488,329}	17%	$3,274,247	16%	$214,082}
RTFC	-}	-	523,849	3	(523,849)
NCSC	21,250}	-	22,500	-	(1,250)
Total credit exposure to 10 largest borrowers	$3,509,579}	17%	$3,820,596	19%	$(311,017)

Security Provisions
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios.

The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and borrower type at May 31:

	2011		2010
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	Increase/ (Decrease)
Total by type:
Loans	$2,200,140}	11%	$2,041,099	10%	$159,041}
Guarantees	281,431}	1	320,761	2	(39,330)
Total unsecured credit exposure	$2,481,571}	12%	$2,361,860	12%	$119,711}

Total by borrower type:
CFC	$2,041,440}	10%	$2,049,365	10%	$(7,925)
RTFC	231,923}	1	242,548	2	(10,625)
NCSC	208,208}	1	69,947	-	138,261}
Total unsecured credit exposure	$2,481,571}	12%	$2,361,860	12%	$119,711}

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2011		2010
Total loans to members	$19,324,676}		$19,338,405
Less: Total secured debt or debt requiring
collateral on deposit (1)	(10,111,094)		(10,094,301)
Excess collateral pledged or on deposit (2)	(1,668,457)		(1,834,358)
Unencumbered loans	$7,545,125}		$7,409,746

Unencumbered loans as a percentage of total loans	39}	%	38%
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

(dollar amounts in thousands)	2011	2010	2009	2008	2007
Non-performing loans (1)	$31,344	$560,527	$523,758	$506,864	$501,864
Percent of loans outstanding	0.16%	2.90%	2.59%	2.67%	2.77%
Percent of loans and guarantees outstanding	0.15	2.73	2.44	2.52	2.61

Restructured loans	$474,381	$508,044	$537,587	$577,111	$603,305
Percent of loans outstanding	2.45%	2.63%	2.66%	3.03%	3.33%
Percent of loans and guarantees outstanding	2.32	2.48	2.50	2.88	3.14

Total non-performing and restructured loans	$505,725	$1,068,571	$1,061,345	$1,083,975	$1,105,169
Percent of loans outstanding	2.61%	5.53%	5.25%	5.70%	6.10%
Percent of loans and guarantees outstanding	2.47	5.21	4.94	5.40	5.75

Total non-accrual loans	$465,312	$1,022,924	$1,014,585	$1,026,121	$1,046,561
Percent of loans outstanding	2.41%	5.29%	5.03%	5.39%	5.77%
Percent of loans and guarantees outstanding	2.28	4.99	4.73	5.11	5.45
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

Non-performing loans at May 31, 2011 and 2010 included $31 million and $25 million, respectively, to an electric distribution cooperative in the process of developing geothermal generation capability. This borrower filed for bankruptcy in September 2010. Non-performing loans also included $536 million to ICC at May 31, 2010.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing loans at May 31, 2011.

RTFC was the primary secured lender to ICC and all loans to ICC were on non-accrual status since February 1, 2005. RTFC has assigned to CFC its rights with respect to the entities transferred as partial repayment of its loan from CFC. On October 6, 2010, CAH obtained control of 100 percent of the equity interests of ICC’s USVI operating entities and on March 1, 2011, CAH obtained control of 100 percent of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities.

As a result, the ICC loan balance decreased from $536 million at May 31, 2010 to zero based on the following activity during the year ended May 31, 2011.

(dollar amounts in thousands)
ICC loan balance at May 31, 2010	$536,027
Plus: Loan advances prior to transfer of control	2,197
ICC loan balance at October 6, 2010	538,224
Activity resulting from transfer of control:
Payments to third parties under inter-creditor agreement and transaction fees	14,000
Fair value of ICC's operating entities transferred	(165,625)
Redemption of an ICC subsidiary’s preferred stock	(30,000)
Offset for patronage capital allocated to ICC by RTFC	(2,351)
ICC loan charge-off	$354,248

CFC recorded an initial investment of $254 million to foreclosed assets, which includes the $166 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or fully settle third-party debt obligations outstanding prior to the transfer. The fair value of $166 million for the entities transferred included $88 million of third-party debt obligations. The $88 million of third-party debt obligations was paid off with the $88 million additional investment made by CFC as part of the transfer of control. See further discussion in Note 4, Foreclosed Assets to the consolidated financial statements.

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

At May 31, 2011 and 2010, we had restructured loans totaling $474 million to two borrowers and $508 million to three borrowers, respectively, all of which were performing according to their restructure agreements. Approximately $3 million of interest income was accrued on restructured loans during the years ended May 31, 2011 and 2010.

At May 31, 2011 and 2010, we had $434 million and $462 million, respectively, of restructured loans outstanding to a large electric distribution cooperative that provides retail electric service to residential and business customers. All restructured loans to this borrower have been on non-accrual status since January 1, 2001. During the year ended May 31, 2011, this borrower made scheduled payments of $28 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $21 million to the calculated impairment. There has been no principal written off on the exposure to this borrower. In addition, a total of $20 million was outstanding under a capital expenditure loan facility, which was classified as a performing loan at both May 31, 2011 and 2010. Total loans to this borrower at May 31, 2011 and 2010 represented 2.2 percent and 2.4 percent of our total loans and guarantees outstanding, respectively.

Under the terms of a bankruptcy settlement from 2002, we restructured the loans to this electric distribution cooperative. This borrower is scheduled to make quarterly payments to us through December 2037. As part of the restructuring, we may be obligated to provide up to $204 million of senior secured capital expenditure loans to this borrower for electric distribution infrastructure through December 2012. Under the facility, advances are limited to $46 million per year. As of the date of this filing, there is $92 million available under this loan facility. When this borrower requests capital expenditure loans under this facility, these loans are made at the standard terms offered to all borrowers and require debt service payments in addition to the quarterly payments that it is required to make on the restructured loan. To date, this borrower has made all payments required under the restructure agreement and capital expenditure loan facility. Under the terms of the restructure agreement, this borrower has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true-up on or after December 13, 2008. To date, we have not received notice from this borrower that it intends to prepay the loan.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to restructured loans at May 31, 2011.

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

Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss reserves. Activity in the allowance for loan losses is summarized below including a disaggregation of the allowance for loan losses held at CFC based on borrower type as of and for the years ended May 31:

	As of and for the years ended May 31,
(dollar amounts in thousands)	2011	2010	2009	2008	2007
Beginning balance	$592,764}	$622,960	$514,906	$561,663	$611,443
(Recovery of) provision for loan losses	(83,010)	(30,415)	113,699	(30,262)	(6,922)
Net (charge-offs) recoveries	(348,577)	219	(5,645)	(16,495)	(42,858)
Ending balance	$161,177}	$592,764	$622,960	$514,906	$561,663
`
Loan loss allowance by borrower type:
CFC (1)	$143,706	$177,655	$224,688	$247,443	$320,342
RTFC (1)	8,389	406,214	378,194	244,567	219,288
NCSC (1)	9,082	8,895	20,078	22,896	22,033
Total	$161,177	$592,764	$622,960	$514,906	$561,663

As a percentage of total loans outstanding	0.84%	3.07%	3.09%	2.71%	3.10%
As a percentage of total non-performing loans outstanding	514.22	105.75	118.94	101.59	111.95
As a percentage of total restructured loans outstanding	33.98	116.68	115.88	89.22	93.20
As a percentage of total loans on non-accrual	34.64	57.95	61.40	50.18	53.67
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of the NCSC loan loss allowance of less than $1 million for the periods presented required to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2011.

Our loan loss allowance decreased by $432 million from May 31, 2010 to May 31, 2011 primarily due to the charge-off of $354 million related to the transfer of ICC’s operating entities to CAH during fiscal year 2011 described further in the Non-performing and Restructured Loans section above. See Recovery of (Provision for) Loan Losses in the Results of Operations section for more details about the recovery of loan losses for the year ended May 31, 2011. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At May 31, 2011 and 2010, there was a total specific loan loss allowance balance of $37 million and $437 million, respectively, related to impaired loans totaling $506 million and $1,064 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding and the weighted average interest rates by type of debt at May 31:

	2011		2010		2009
(dollar amounts in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted-Average Interest Rate	Amounts Outstanding	Weighted-Average Interest Rate
Commercial paper (1)	$3,025,370}	0.23%	$2,264,230	0.30%	$1,833,273	0.31%
Bank bid notes	295,000}	0.60	30,000	0.60	255,000	1.46
Term loan	-}	-}	-	-	200,000	3.31
Collateral trust bonds	5,513,235}	5.56	5,469,245	5.76	5,178,756	6.05
Notes payable	4,633,854}	3.45	4,666,518	3.93	4,256,661	4.22
Medium-term notes	3,656,274}	5.96	4,230,865	6.00	5,864,229	5.88
Subordinated deferrable debt	186,440}	6.02	311,440	6.31	311,440	6.31
Membership certificates	646,161}	4.90	643,211	4.90	642,960	4.90
Loan and guarantee certificates	769,241}	2.91	769,654	2.79	818,999	2.73
Member capital securities	398,250}	7.50	397,850	7.50	278,095	7.50
Total debt outstanding	$19,123,825}	4.12	$18,783,013	4.59	$19,639,413	4.83
Percentage of fixed-rate debt (2)	79%		81%		87%
Percentage of variable-rate debt (3)	21		19		13

Percentage of long-term debt	83%		88%		89%
Percentage of short-term debt	17		12		11
(1) Includes $309 million and $372 million related to the daily liquidity fund at May 31, 2011 and 2010, respectively.
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

Total debt outstanding increased by $341 million at May 31, 2011 as compared with May 31, 2010 primarily due to the need to fund the $418 million increase to total assets. The increase to total assets was primarily due to increases of $420 million to net loans outstanding and $239 million to the balance of foreclosed assets offset by the reduction of $220 million to the balance of cash. Commercial paper and bank bid notes represented a higher percentage of the total debt outstanding at May 31, 2011 compared with the percentage at May 31, 2010 as a result of its use to refinance maturing term debt during the period. In July 2010, $400 million of variable-rate collateral trust bonds matured, and in October 2010, $500 million of 4.375 percent collateral trust bonds matured. In September 2010, we redeemed $125 million of 6.75 percent subordinated deferrable debt. Additionally, maturities of medium-term notes exceeded new advances by $575 million during the year ended May 31, 2011. These debt maturities were refinanced with a combination of commercial paper and collateral trust bonds.

The following table provides additional information on our outstanding debt instruments at May 31, 2011.

Debt Instrument	Maturity Range	Rate Options	Market	Security
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured
Bank bid notes	Up to 3 months	Fixed rate (1)	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Fixed rate (1)	Public capital markets and members	Unsecured
Collateral trust bonds	Up to 30 years	Fixed or variable rate	Public capital markets	Secured (2)
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured
Notes payable to the Federal Financing Bank	Range from 3 months to 20 years	Fixed	Private placement	Unsecured (3)
Notes payable to Federal Agricultural Mortgage Corporation	Up to 7 years	Fixed or variable rate	Private placement	Secured (4)
Other notes payable	Up to 30 years	Fixed or variable rate	Private placement	Varies (5)
Subordinated deferrable debt	Up to 39 years (6)	Fixed or variable rate (6)	Public capital markets	Unsecured (7)
Subordinated certificates	Up to 100 years (8)	Varies	Members	Unsecured (9)

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
(3) Represents notes payable issued to the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt.
(4) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
(5) At May 31, 2011, other notes payable includes unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
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
(9) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

The following is a summary of short-term debt outstanding and the weighted-average interest rates at May 31:

	2011		2010		2009
(dollar amounts in thousands)	Debt Outstanding	Weighted- Average Interest Rate	Debt Outstanding	Weighted- Average Interest Rate	Debt Outstanding	Weighted- Average Interest Rate
Short-term debt:
Total commercial paper	$2,716,645}	0.24%	$1,892,520	0.31%	$1,541,932	0.33%
Daily liquidity fund sold directly to members	308,725}	0.15	371,710	0.24	291,341	0.22
Term loan	-}	-	-	-	200,000	3.31
Bank bid notes	295,000}	0.60	30,000	0.60	255,000	1.46
Subtotal short-term debt	3,320,370}	0.27	2,294,230	0.30	2,288,273	0.70
Long-term debt maturing within one year	2,522,554}	5.04	2,312,131	3.21	2,579,591	4.49
Total short-term debt	$5,842,924}	2.33	$4,606,361	1.76	$4,867,864	2.71

Other information about short-term debt at May 31 is as follows:

(dollar amounts in thousands)	2011	2010	2009
Weighted-average maturity outstanding at year-end:
Commercial paper	29 days	27 days	27 days
Daily liquidity fund sold directly to members	1 day	1 day	1 day
Term loan	-	-	235 days
Bank bid notes	33 days	12 days	15 days
Subtotal short-term debt	27 days	23 days	41 days
Long-term debt maturing within one year	249 days	137 days	131 days
Total	123 days	80 days	89 days
Average amount outstanding during the year:
Commercial paper	$2,698,653	$1,822,745	$2,638,792
Daily liquidity fund sold directly to members	343,311	353,688	314,312
Term loan and bank lines of credit	-	-	118,208
Bank bid notes	208,333	102,083	209,583
Subtotal short-term debt	3,250,297	2,278,516	3,280,895
Long-term debt maturing within one year	1,550,369	2,164,554	2,688,165
Total	$4,800,666	$4,443,070	$5,969,060
Maximum amount outstanding at any month-end during the year:
Commercial paper	$3,424,449	$2,634,838	$3,709,130
Daily liquidity fund sold directly to members	440,806	537,705	364,994
Term loan and bank lines of credit	-	-	418,500
Bank bid notes	295,000	225,000	300,000
Subtotal short-term debt	3,975,621	3,180,865	4,183,905
Long-term debt maturing within one year	2,522,554	2,659,650	4,224,816

Equity
Equity includes the following components at May 31:
(dollar amounts in thousands)	2011	2010	Increase/ (Decrease)
Membership fees	$994}	$991	$3}
Education fund	1,437}	1,457	(20)
Members’ capital reserve	272,126}	191,993	80,133}
Allocated net income	521,897}	481,120	40,777}
Unallocated net loss (1)	(6,213)	(6,206)	(7)
Total members’ equity	790,241}	669,355	120,886}
Prior years cumulative derivative forward value
and foreign currency adjustments	(100,778)	(103,493)	2,715}
Year-to-date derivative forward value (loss) gain (2)	(23,698)	2,715	(26,413)
Total CFC retained equity	665,765}	568,577	97,188}
Accumulated other comprehensive income	9,758}	8,004	1,754}
Total CFC equity	675,523}	576,581	98,942}
Noncontrolling interest	11,786}	10,186	1,600}
Total equity	$687,309}	$586,767	$100,542}
(1) Excludes derivative forward value.
(2) Represents the derivative forward value (loss) gain recorded by CFC for the year-to-date period.

At May 31, 2011, total equity increased by $101 million from May 31, 2010 largely due to net income of $151 million for the year ended May 31, 2011, partially offset by the board-authorized patronage capital retirement of $51 million. In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund, $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. This amount was returned to members in cash in September 2010. Under current guidelines of CFC’s Board of Directors, beginning in June 2009 we retire 50 percent of the prior year’s allocated net earnings and hold the remaining 50 percent for 25 years. The retirement amount and timing remains subject to annual approval by CFC’s Board of Directors.

In July 2011, CFC’s Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. It is anticipated that this amount will be returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors with due regard for CFC’s financial condition. The Board of Directors for CFC has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

In accordance with District of Columbia cooperative law, its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the Board of Directors with due regard for RTFC’s financial condition. In January 2011, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2010. In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general fund, if necessary, and to board-approved reserves. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. To date, NCSC has not allocated net earnings to its members. The NCSC Board of Directors has the authority to determine when and if net earnings will be allocated and retired to members.

Contractual Obligations
The following table summarizes our long-term contractual obligations at May 31, 2011 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)
Contractual Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt due in less than one year	$2,523	$-	$-	$-	$-	$-	$2,523
Long-term debt	-	697	2,381	445	986	6,784	11,293
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	60	31	33	16	1,477	1,617
Operating leases (3)	1	-	-	-	-	-	1
Contractual interest on long-term debt (4)	729	635	565	515	497	6,201	9,142
Total contractual obligations	$3,253	$1,392	$2,977	$993	$1,499	$14,648	$24,762
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $184 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the payment obligation related to our lease of office space for our headquarters facility through the term of the lease ending on October 17, 2011.
(4) Represents the interest obligation on our debt based on terms and conditions at May 31, 2011.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and borrower type at May 31:

(dollar amounts in thousands)	2011	2010	Increase/ (Decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$599,935}	$601,625	$(1,690)
Indemnifications of tax benefit transfers	59,895}	69,982	(10,087)
Letters of credit	327,201}	380,076	(52,875)
Other guarantees	117,957}	119,426	(1,469)
Total	$1,104,988}	$1,171,109	$(66,121)
Total by borrower type:
CFC	$1,055,524}	$1,128,763	$(73,239)
RTFC	821}	636	185}
NCSC	48,643}	41,710	6,933}
Total	$1,104,988}	$1,171,109	$(66,121)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2011, we may be required to issue up to an additional $700 million in letters of credit to third parties for the benefit of our members. At May 31, 2010, this amount was $473 million. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. At May 31, 2011 and 2010, 75 percent and 73 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue. Members’ interest expense for the years ended May 31, 2011 and 2010 on debt obligations that we guaranteed was approximately $6 million and $13 million, respectively, representing the amount of interest that we would have to pay in a year if our members were to default.

The decrease in total guarantees during the year ended May 31, 2011 is primarily due to normal amortization of guaranteed debt and maturing letters of credit, partially offset by two new tax-exempt bonds totaling $24 million issued during the period. At May 31, 2011 and 2010, we recorded a guarantee liability totaling $22 million and $23 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at May 31, 2011, and the related maturities by fiscal year and thereafter as follows:

		Maturities of Guaranteed Obligations
	Outstanding
(dollar amounts in thousands)	Balance	2012	2013	2014	2015	2016	Thereafter
Guarantees (1)	$1,104,988	$345,054	$139,285	$60,659	$89,370	$22,662	$447,958
(1) On a total of $524 million of tax-exempt bonds, we have unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2011 and 2010, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2011	% of Total	2010	% of Total
Long-term	$5,461,484}	39%	$5,154,990	36%
Line of credit	8,609,191}	61	9,039,448	64
Total	$14,070,675}	100%	$14,194,438	100%

A total of $999 million and $931 million of line of credit unadvanced commitments at May 31, 2011 and 2010, respectively, represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. The remaining available amounts at May 31, 2011 and 2010 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. It is our experience that unadvanced commitments related to line of credit loans are usually not fully drawn. We believe these practices will continue for the following reasons:

•
electric cooperatives generate a significant amount of cash from the collection of revenue from their customers, so they usually do not need to draw down on loan commitments to supplement operating cash flow;

•	the majority of the line of credit unadvanced commitments provide backup liquidity to our borrowers; and
•	historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause at the time of advance.

It is our experience that unadvanced commitments related to term loans may not be fully drawn and that borrowings occur in multiple transactions over an extended period of time. We believe these practices will continue for the following reasons:

•	electric cooperatives typically execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;
•
electric cooperatives generate a significant amount of cash from the collection of revenue from their customers, so they usually do not need to draw down on loan commitments to supplement operating cash flow;

•	we generally do not charge our borrowers a fee on long-term unadvanced commitments; and
•	long-term unadvanced commitments generally expire within five years of the first advance on a loan.

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included in the table summarizing off-balance sheet obligations. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at May 31, 2011, and the related notional maturities by fiscal year as follows:

		Notional Maturities of Committed Lines of Credit
	Available
(dollar amounts in thousands)	Balance	2012	2013	2014	2015	2016
Committed lines of credit	$998,710	$195,285	$211,641	$423,854	$93,125	$74,805

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2011 was 30.52-to-1, a decrease from 35.33-to-1 at May 31, 2010. The decrease in the leverage ratio is due to the increase of $101 million in total equity and the decrease of $66 million in guarantees, offset by the increase of $318 million in total liabilities as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

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

At May 31, 2011 and 2010, the adjusted leverage ratio was 6.48-to-1 and 6.34-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase in the adjusted leverage ratio is due to the increase of $456 million in adjusted liabilities, partially offset by the decrease of $66 million to guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio, based on this formula at May 31, 2011, was 28.92-to-1, a decrease from 33.33-to-1 at May 31, 2010. The decrease in the debt-to-equity ratio is due to an increase of $101 million in total equity offset by an increase of $318 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At May 31, 2011 and 2010, the adjusted debt-to-equity ratio was 6.09-to-1 and 5.93-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $456 million in adjusted liabilities.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At May 31, 2011, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through November 30, 2012. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at May 31, 2011, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected Uses of Liquidity				Projected Sources of Liquidity
					Long-term	Debt Issuance				Cumulative excess
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & prepayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	sources over uses of liquidity
4Q11										$ 294
1Q12	$ 375	$ -	$ 214	$ 589	$ 362	$ 200	$ -	$ 100	$ 662	367
2Q12	191	175	185	551	459	-	-	100	559	375
3Q12	364	-	315	679	364	-	150	350	864	560
4Q12	1,593	-	156	1,749	376	400	450	350	1,576	387
1Q13	267	-	317	584	313	-	150	100	563	366
2Q13	269	200	106	575	511	-	-	100	611	402
Totals	$ 3,059	$ 375	$ 1,293	$ 4,727	$ 2,385	$ 600	$ 750	$ 1,100	$ 4,835

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through November 30, 2012. These estimates will change on a quarterly basis based on many factors.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the U.S. Securities and Exchange Commission for the issuance of debt:
•	unlimited amount of collateral trust bonds until September 2013;
•
unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2011 (at which time we expect to file a new registration statement that will be effective until November 2014); and

•	daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013.

During fiscal year 2011, we issued $1,200 million under three underwritten registered offerings. In November 2010, we issued $300 million of 1.125 percent collateral trust bonds due 2013 and $350 million of 1.900 percent collateral trust bonds due 2015. In February 2011, we issued $300 million of 3.050 percent collateral trust bonds due 2016. In March 2011, we issued $250 million of nine-month floating-rate medium-term notes in a registered offering.

During the second quarter of fiscal year 2011, we elected to re-enter the retail notes market. Additional market funding through the issuance of retail notes had been unnecessary since November 2009 when the outstanding balance had reached $1,093 million. We plan to use retail notes as a supplemental source of unsecured funding during fiscal year 2012. The total balance of retail notes outstanding was $521 million at May 31, 2011.

In addition, we have a commercial paper program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $1,767 million and represented 9 percent of total debt outstanding at May 31, 2011. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2012.

Private Debt Issuance
We have access to liquidity from private debt issuances through note purchase agreements with the Federal Agricultural Mortgage Corporation. At May 31, 2011 and 2010, we had secured notes payable of $1,411 million and $1,587 million outstanding to the Federal Agricultural Mortgage Corporation under note purchase agreements totaling $3,900 million and $2,400 million, respectively. In January 2011, we entered into a new $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. All note purchase agreements previously entered into with the Federal

Agricultural Mortgage Corporation were consolidated into one agreement in March 2011. Under the terms of the March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement.

In September 2010 and October 2010, we issued notes totaling $400 million to the Federal Agricultural Mortgage Corporation at rates ranging from 0.62 percent to 0.67 percent. These notes matured during the third quarter of fiscal year 2011. At May 31, 2011 and through the date of this filing, we have $2,489 million available under revolving note purchase agreements with the Federal Agricultural Mortgage Corporation, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. In March 2011, we borrowed $150 million under this facility at a weighted average interest rate of 2.726 percent with a repricing period ranging from five to 12 years and a final maturity of 20 years.

On April 15, 2011, the President of the United States signed the Full-Year Continuing Appropriations Act for Fiscal Year 2011, which provided an additional $500 million as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Specifically, this $500 million loan would be made to a cooperative lender by the Federal Financing Bank with a guarantee of repayment by RUS. The cooperative lender would pay fees to support the REDLG program. CFC has submitted an application to RUS for the $500 million, 20-year maturity RUS-guaranteed Federal Financing Bank loan authorized under this program. This loan, if awarded to CFC, would be available for advances during the three-year period following the date of closing. The amount approved to CFC under this program by the federal government by its fiscal year ending September 30, 2011 could range between $0 and $500 million.

Member Loan Repayments
Repayments on long-term loans are scheduled to average $1,046 million a year for fiscal years 2012 to 2016. Scheduled repayments include the principal amortization of long-term loans in each of the five fiscal years following May 31, 2011 and thereafter as follows:

(dollar amounts in thousands)	Amortization
2012 (1)	$1,133,967
2013	1,297,242
2014	1,052,865
2015	877,775
2016	868,793
Thereafter	12,679,384
Total	$17,910,026
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments
During the year ended May 31, 2011, interest income on the loan portfolio was $997 million, representing an average yield of 5.15 percent compared with 5.22 percent and 5.38 percent for the years ended May 31, 2010 and 2009, respectively. For the past three fiscal years, interest income on the loan portfolio has averaged $1,030 million. At May 31, 2011, 86 percent of the total loans outstanding had a fixed rate of interest, and 14 percent of loans outstanding had a variable rate of interest. At May 31, 2011, 2 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements at May 31:

(dollar amounts in thousands)	2011	2010	Termination Date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Three-year agreement	1,370,526	1,334,309	March 8, 2013	25 basis points
Three-year agreement	1,125,000	-	March 21, 2014	15 basis points
Five-year agreement	-	967,313	March 22, 2011	6 basis points
Total	$3,544,526	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement expiring on March 8, 2013 by $50 million to a total of $1,385 million. We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. The available amount under this facility at May 31, 2011 and 2010 is reduced by total letters of credit outstanding of $14.5 million and $0.7 million, respectively.

On March 21, 2011, we replaced the $967 million five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million three-year agreement that expires on March 21, 2014. The facility fee is determined by pricing matrices in the agreement and is payable quarterly. We have the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.5 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin to be determined by pricing matrices in the agreement. We may request letters of credit for up to $100 million under the new three-year revolving credit agreement expiring on March 21, 2014, which then reduces the amount available under the facility. No letters of credit were outstanding at May 31, 2011. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the new three-year revolving credit agreement by up to $375 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding at May 31:

	2011		2010		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper (2)	$1,498,495	50%	$1,371,159	61%	$127,336}
Medium-term notes	371,961	10	634,401	15	(262,440)
Members’ subordinated certificates	1,813,652	100	1,810,715	100	2,937}
Total	$3,684,108		$3,816,275		$(132,167)

Percentage of total debt outstanding	19%		20%
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $309 million and $372 million related to the daily liquidity fund at May 31, 2011 and 2010, respectively.

Member commercial paper investments averaged $1,122 million outstanding over the last three fiscal years. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Cash Flows from Operations
For the year ended May 31, 2011, cash flows provided by operating activities were $123 million compared with $84 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At May 31, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation. Additionally, the TIER and senior debt to total equity ratio include the following adjustments:

•
The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2011	2010

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.25
Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.21	1.12
Maximum ratio of adjusted senior debt to total equity	10.00	6.26	6.15
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure up to $7,500 million on any other indebtedness of CFC. As of May 31, 2011, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,436 million.

The revolving credit agreements limit new investments in the ICC operating entities obtained by CAH as foreclosed assets to $275 million without consent by the required banks. These investments at May 31, 2011 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets at May 31:

		Actual
		1994 Collateral Trust Bonds and U.S. Medium-Term Notes Indentures
	Requirement	2011	2010
Maximum ratio of adjusted senior debt to total equity	20.00	6.98	6.78

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

The $3,150 million of notes payable to the Federal Financing Bank as part of the funding mechanism for the Rural Economic Development Loan and Grant program at May 31, 2011 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,616 million at May 31, 2011, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5 percent of total patronage capital. At May 31, 2011, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At May 31, 2011, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above at May 31:

	Requirement		Actual
Debt agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	May 31, 2011	May 31, 2010
Collateral trust bonds	100%	150%	115%	114%
Federal Agricultural Mortgage Corporation	100	150	127	132
Clean Renewable Energy Bonds Series 2009A (1)	100	150	118	125
Federal Financing Bank (2)	100	150	115	119
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $8 million and $13 million as of May 31, 2011 and 2010, respectively.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At May 31, 2011, unadvanced loan commitments totaled $14,071 million. Of that total at May 31, 2011, $999 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 42 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The remaining $13,072 million of unadvanced loan commitments at May 31, 2011 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or financial condition since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit unadvanced loans, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Unadvanced commitments for long-term loans typically expire within five years of the first loan advance. The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at May 31, 2011.

We currently expect to make long-term loan advances totaling approximately $870 million to our members over the next 12 months.

Interest Expense on Debt
For the year ended May 31, 2011, interest expense on debt was $820 million, representing an average cost of 4.42 percent compared with 4.71 percent and 4.81 percent for the years ended May 31, 2010 and 2009, respectively. For the past three fiscal years, interest expense on debt has averaged $875 million. At May 31, 2011, 79 percent of outstanding debt had a fixed interest rate and 21 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount and weighted average interest rates of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following May 31, 2011 and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing (1)	Interest Rate
May 31, 2012	$2,522,554	5.04%
May 31, 2013	756,676	2.67
May 31, 2014	2,411,922	4.23
May 31, 2015	478,620	2.78
May 31, 2016	1,002,475	3.09
Thereafter	8,447,487	5.76
Total	$15,619,734	4.99
(1) Excludes loan subordinated certificates totaling $184 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 31 of the last 32 years. In July 2011, the CFC Board of Directors approved the allocation of $92 million from fiscal year 2011 net earnings to CFC’s members. It is anticipated that CFC will make a cash payment of $46 to its members in September 2011 as retirement of 50 percent of allocated net earnings from the prior year as approved by CFC’s Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by CFC’s Board of Directors in June 2009.

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

We offer long-term loans to our rural electric system members with maturities of up to 35 years, and the weighted average maturity for our electric loan portfolio is currently about 17 years. We offer long-term loans to our telecommunication members with maturities of up to 10 years, and the weighted average maturity for our telecommunications loan portfolio is currently about six years. We also offer line of credit loans that are generally required to be paid down annually. We offer a variety of interest rate options on long-term loans including the ability to fix the interest rate for terms of one year through maturity. We fund the loan portfolio with a variety of debt instruments and our members’ equity. We typically do not match fund each of our loans with a debt instrument of similar final maturity. Debt instruments such as membership subordinated  certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years; member capital securities have maturities of 35 years; and subordinated deferrable debt has been issued with maturities of up to 49 years. We may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issue such debt instruments with maturities of two, three, five, seven and 10 years. We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 57, we expect over the next six quarters, repayments on our long-term loans to exceed long-term loan advances by $1,092 million.

At May 31, 2011, we had $3,320 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,498 million at May 31, 2011, which represents an increase of $127 million from the balance at May 31, 2010. Dealer commercial paper and bank bid notes increased from $870 million at May 31, 2010 to $1,767 million at May 31, 2011. We expect the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At May 31, 2011, 15 percent of total debt outstanding was $2,869 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We also limit dealer and member commercial paper to the amount of our bank lines of credit available to provide backup liquidity. At May 31, 2011, we had $3,545 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions. If we are unable to renew our $1,049 million five-year revolving credit agreement maturing in March 2012 at current commitment levels, it would reduce the amount of commercial paper funding we could obtain in the future.

At May 31, 2011, we had long-term debt maturing in the next 12 months totaling $2,523 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available, we believe we will meet our obligations to pay down our medium-term notes sold through dealers of $1,987 million that mature over the next 12 months. This amount includes two notes totaling $1,750 million scheduled to mature in the third and fourth quarters of fiscal year 2012, $250 million of which was redeemed early on August 19, 2011.With the exception of these two notes with a remaining obligation of $1,500 million after the redemption, our funding requirement for term debt is limited during fiscal year 2012. Our loan volume is anticipated to decrease over the next 12 months; therefore, we do not expect that we will need to refinance the full amount of these notes. The remaining balance of dealer medium-term notes that mature over the next 12 months represents $237 million of retail notes. Based on past history when our retail notes outstanding balance reached $1,093 million in November 2009, as well as recent retail note issuances totaling $131 million during the year ended May 31, 2011, we believe such market funding is available to us on a supplemental basis.

•	Based on past history, we expect to maintain the ability to roll over our medium-term notes sold to members of $266 million that mature over the next 12 months if we need this funding in the future.
•
We expect to maintain the ability to obtain funding through the capital markets. During the year ended May 31, 2011, we issued $950 million of collateral trust bonds with interest rates ranging from 1.125 percent to 3.050 percent, maturing no longer than five years from the issuance date. In March 2011, we issued $250 million of nine-month floating-rate medium-term notes in a registered offering.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We have $2,489 million available under this revolving note purchase agreement through the filing date.

•
In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. At May 31, 2011 and through the date of this filing, $350 million remains available under this facility.

•
On April 15, 2011, the President of the United States signed the Full-Year Continuing Appropriations Act for Fiscal Year 2011, which provided an additional $500 million as part of the funding mechanism for the Rural Economic Development Loan and Grant program. CFC has submitted an application to RUS for the $500 million, 20-year maturity RUS-guaranteed Federal Financing Bank loan authorized under this program. This loan, if awarded to CFC, would be available for advances during the three-year period following the date of closing. The amount approved for CFC under this program by the federal government by its fiscal year ending September 30, 2011 could range between $0 to $500 million.

At May 31, 2011, we are the guarantor and liquidity provider for $524 million of tax-exempt bonds issued for our member cooperatives. During the year ended May 31, 2011, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our $294 million of cash on hand and our current sources of liquidity at May 31, 2011 will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of 5 percent of total assets excluding derivative assets. However, due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At May 31, 2011 and 2010, 14 percent and 19 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2011.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of May 31, 2011

(dollar amounts in millions)	May 31, 2012 Or Prior	June 1, 2012 to May 31, 2014	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2021	June 1, 2021 to May 31, 2031	Beyond June 1, 2031	Total
Assets amortization and repricing (1)	$2,791	$4,310	$2,652	$3,462	$2,550	$841	$16,606

Liabilities and members’ equity:
Long-term debt	$1,909	$3,610	$2,410	$3,645	$699	$662	$12,935
Subordinated certificates	38	50	39	212	1,151	246	1,736
Members’ equity (2)	-	-	-	39	237	397	673
Total liabilities and members’ equity	$1,947	$3,660	$2,449	$3,896	$2,087	$1,305	$15,344

Gap (3)	$844	$650	$203	$(434)	$463	$(464)	$1,262
Cumulative gap	844	1,494	1,697	1,263	1,726	1,262
Cumulative gap as a % of total assets	4.10%	7.27%	8.25%	6.14%	8.39%	6.14%
Cumulative gap as a % of adjusted total assets (4)	4.17	7.39	8.39	6.25	8.54	6.24

(1) Excludes fixed-rate loans on non-accrual status at May 31, 2011 totaling $434 million.
(2) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(3) Assets less liabilities and members’ equity.
(4) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At May 31, 2011, we had $16,606 million of fixed-rate assets amortizing or repricing, funded by $12,935 million of fixed-rate liabilities maturing during the next 30 years and $2,409 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,262 million, or 6.14 percent of total assets and 6.24 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’equity. We were slightly above our objective to manage our matched funding within a range of 5 percent at May 31, 2011 to allow the flexibility to maximize funding opportunities in the current low interest rate environment. In addition, we expect our long-term loan balance to decrease during fiscal year 2012. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through committed revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments we receive on an annual basis. Additionally, we can borrow up to $2,489 million available under our note purchase agreement with the Federal Agricultural Mortgage Corporation, subject to market conditions, and up to $350 million available under the committed loan facility from the Federal Financing Bank.

Derivative Financial Instruments
We are neither a dealer nor a trader in derivative financial instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At May 31, 2011 and 2010, there were no foreign currency derivative instruments outstanding.

We are required to record all derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Generally, our derivatives do not qualify for hedge accounting. A large portion of our interest rate exchange agreements use a LIBOR index or the 30-day composite commercial paper index as the receive leg, which has not been highly correlated to our own commercial paper rates to qualify for hedge accounting on a consistent basis. We believe that the LIBOR index or the 30-day composite commercial paper index are the rates that most closely relate to the rates we pay on our own commercial paper, and, therefore, we believe we are economically hedging our net interest income on loans with our interest rate exchange agreements. At May 31, 2011 and 2010, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

The following table provides the notional amount, average interest rates and maturities by fiscal year for the interest rate exchange agreements to which we were a party at May 31, 2011.

			Notional Amortization and Maturities
(dollar amounts in millions)	Notional							Remaining
Instruments	Amount	Fair Value	2012	2013	2014	2015	2016	Years
Interest rate exchange agreements	$10,940	$(134)	$2,450	$1,635	$1,408	$863	$840	$3,744
Weighted-average pay rate	2.68%
Weighted-average receive rate	2.71

At May 31, 2011, 52 percent of our interest rate swaps were pay fixed-receive variable and 48 percent were pay variable-receive fixed. As a result, each 25 basis point increase or decrease to the 30-day composite commercial paper index and the one-month and three-month LIBOR rates would only result in a $0.8 million increase or decrease, respectively, in our net cash settlements. There were no cross currency or cross currency interest rate exchange agreements to which we were a party at May 31, 2011 and 2010.

Other Financial Instruments
The table below provides information about our financial instruments other than derivatives that are sensitive to changes in interest rates. All of our financial instruments at May 31, 2011 were entered into or contracted for purposes other than trading except for the investments in preferred stock. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2011.

			Principal Amortization and Maturities
(dollar amounts in millions)	Outstanding	Fair						Remaining
Instrument	Balance	Value	2012	2013	2014	2015	2016	Years
Assets:
Investments in equity securities	$59	$59	$-	$-	$-	$-	$-	$59
Long-term fixed-rate loans (1)	16,563	17,284	1,058	1,020	891	831	821	11,942
Average rate	5.69%		5.45%	5.10%	5.43%	5.57%	5.62%	5.80%
Long-term variable-rate loans (2)	$865	$865	$62	$267	$152	$36	$37	$311
Average rate (3)	4.87%		-	-	-	-	-	-
Line of credit loans (4)	$1,392	$1,392	$1,392	$-	$-	$-	$-	$-
Average rate (3)	2.61%		2.61%	-	-	-	-	-
Non-performing loans (5)	$31	$11	$24	$-	$-	$-	$1	$6
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	$474	$378	$13	$9	$10	$10	$10	$422
Average rate (5)	0.60%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	$5,843	$5,924	$5,843	$-	$-	$-	$-	$-
Average rate	2.33%		2.33%	-	-	-	-	-
Medium-term notes	$1,403	$1,772	$-	$110	$106	$60	$27	$1,100
Average rate	6.79%		-	2.89%	4.53%	2.65%	3.69%	7.70%
Collateral trust bonds	$5,508	$6,308	$-	$255	$1,804	$5	$953	$2,491
Average rate	5.56%		-	2.72%	4.53%	7.35%	3.08%	7.54%
Long-term notes payable	$4,382	$4,621	$-	$332	$470	$381	$6	$3,193
Average rate	3.57%		-	2.48%	3.03%	2.77%	4.22%	3.86%
Subordinated deferrable debt	$186	$188	$-	$-	$-	$-	$-	$186
Average rate	6.02%		-	-	-	-	-	6.02%
Membership sub certificates (7)	$1,617	$1,777	$-	$60	$31	$33	$16	$1,477
Average rate	5.16%		-	3.09%	3.61%	2.38%	2.21%	5.37%
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $198 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $28 million of loans guaranteed by RUS.
(3) Variable rates are set the first day of each month.
(4) The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) Amortization based on current repayment schedule. All non-performing loans were on non-accrual status at May 31, 2011. Average rate on restructured loans represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(6) Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year.
(7) Carrying value and fair value exclude loan subordinated certificates totaling $184 million that amortize annually based on the outstanding balance of the related loan; therefore, there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At May 31, 2011 and 2010, the highest percentage concentration of total notional exposure to any one counterparty was 13 percent and 12 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at May 31, 2011, there were five counterparties that would be required to make a payment to us totaling $62 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $28 million, or 46 percent of the total exposure to us, at May 31, 2011.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2011, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our Required	Amount We	Net
(dollar amounts in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,373,633}	$(440)	$28,433}	$27,993}
fall below Baa1/BBB+ (1)	6,753,582}	(113,627)	27,470}	(86,157)
Total	$8,127,215}	$(114,067)	$55,903}	$(58,164)
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

In addition to the rating triggers listed above, at May 31, 2011, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2011 was $132 million.

For additional information about the risks related to our business, see Item 1A. Risk Factors.

Non-GAAP Financial Measures

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories:  (i) adjustments related to the calculation of the TIER and (ii) adjustments related to the calculation of the leverage and debt-to-equity ratios. These adjustments reflect management’s perspective on our operations, and in several cases, adjustments used to measure covenant compliance under our revolving credit agreements. Therefore, we believe these are useful financial measures for investors. We refer to our non-GAAP financial measures as “adjusted” throughout this document.

Adjustments to Net Income and the Calculation of TIER
Our primary performance measure is TIER. TIER is calculated by adding the interest expense to net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense. TIER is a measure of our ability to cover interest expense requirements on our debt. We adjust the TIER calculation to add the derivative cash settlements to the interest expense and to remove the derivative forward value and foreign currency adjustments from total net income. Adding the cash settlements back to the interest expense also has a corresponding effect on our adjusted net interest income. We make these adjustments to our TIER calculation for covenant compliance on our revolving credit agreements. The revolving credit agreements require us to achieve an average adjusted TIER over the six most recent fiscal quarters of at least 1.025 and prohibit the retirement of patronage capital unless we have achieved an adjusted TIER of at least 1.05 for the preceding fiscal year.

We use derivatives to manage interest rate and foreign currency exchange risk on our funding of the loan portfolio. The derivative cash settlements represent the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported interest expense to include the derivative cash settlements. We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements represents our total cost of funding for the period. For computing compliance with our revolving credit agreement covenants, we are required to adjust our interest expense to include the derivative cash settlements. TIER calculated by adding the derivative cash settlements to the interest expense reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period, and therefore do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative losses line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign-denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value calculation is based on future interest rate expectations that may change daily, creating volatility in the estimated derivative forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, we enter into a foreign currency exchange agreement for all foreign-denominated debt that effectively fixes the exchange rate for all interest and principal payments. For making operating decisions, we subtract the derivative forward value and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. The covenants in our revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value and foreign currency adjustments from net income when making certain presentations to our members and in calculating the amount of net income to be allocated to our members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

The accounting for derivative financial instruments and foreign currency adjustments also affects our total equity. The derivative forward value and foreign currency adjustments flow through the consolidated statements of operations as income or expense, increasing or decreasing the total net income for the period. The total net income or net loss for the period represents an increase or decrease, respectively, to total equity. As a result of implementing the accounting for derivative financial instruments, our total equity includes other comprehensive income, which represents unrecognized gains and losses on derivatives. The other comprehensive income component of equity related to derivatives that qualify for hedge accounting does not flow through the consolidated statements of operations. As stated above, the derivative forward value and foreign currency adjustments do not represent current cash inflow or outflow. The other comprehensive income also is an estimate of future gains and losses and as such does not represent earnings that we can use to fund our loan portfolio. Financial measures calculated with total equity, excluding the accounting for derivative financial instruments and foreign currency adjustments, reflect management’s perspective on our operations and, therefore, we believe represent a useful measure of our financial condition.

The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives and foreign currency adjustments for the five years ended May 31:

(dollar amounts in thousands)	2011	2010	2009	2008	2007
Interest expense	$(841,080)	$(912,111)	$(935,021)	$(931,268)	$(991,754)
Derivative cash settlements	(6,848)	(23,304)	112,989	27,033	86,442
Adjusted interest expense	$(847,928)	$(935,415)	$(822,032)	$(904,235)	$(905,312)

Net interest income	$167,831}	$131,524	$135,743	$120,125	$47,896
Derivative cash settlements	(6,848)	(23,304)	112,989	27,033	86,442
Adjusted net interest income	$160,983}	$108,220	$248,732	$147,158	$134,338

Net income (loss) prior to cumulative effect of change in accounting principle	$151,215}	$110,547	$(73,770)	$39,646	$14,145
Derivative forward value	23,388}	(2,696)	160,017	98,743	79,281
Foreign currency adjustments	-}	-	-	-	14,554
Adjusted net income	$174,603}	$107,851	$86,247	$138,389	$107,980

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER for the five years ended May 31:

	2011	2010	2009	2008	2007
TIER (1)	1.18}	1.12	-	1.04	1.01
Adjusted TIER	1.21}	1.12	1.10	1.15	1.12
(1) For the year ended May 31, 2009, we reported a net loss of $74 million; therefore, the TIER for this period results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios
Our adjusted leverage and debt-to-equity ratios include adjustments to:
•	subtract debt used to fund loans that are guaranteed by RUS from total liabilities;
•	subtract from total liabilities, and add to total equity, debt with equity characteristics issued to our members and in the capital markets; and
•	exclude the non-cash impact of derivative financial instruments and foreign currency adjustments from total liabilities and total equity.

For computing compliance with our revolving credit agreement covenants, we are required to make these adjustments to our leverage ratio calculation. The revolving credit agreements prohibit us from incurring senior debt in an amount in excess of 10 times the sum of equity, members’ subordinated certificates and subordinated deferrable debt, as defined by the agreements. In addition to the adjustments we make to calculate the adjusted leverage ratio, guarantees to our member systems that have an investment-grade rating from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

We are an eligible lender under the RUS loan guarantee program. Loans issued under this program carry the U.S. government’s guarantee of all interest and principal payments. Therefore, we have little or no risk associated with the collection of principal and interest payments on these loans. Therefore, we believe there is little or no risk related to the repayment of the liabilities used to fund RUS-guaranteed loans and we subtract such liabilities from total liabilities to calculate our leverage and debt-to-equity ratios. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting liabilities used to fund RUS-guaranteed loans from total liabilities. The leverage and debt-to-equity ratios adjusted to subtract debt used to fund RUS-guaranteed loans from total liabilities reflect management’s perspective on our operations and, therefore, we believe that these are useful financial measures for investors.

Members have been required to purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market, and under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding members’ subordinated certificates to total equity. The leverage and debt-to-equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

We also sell subordinated deferrable debt in the capital markets with maturities of up to 39 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity. The leverage and debt-to-equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

We record derivative instruments at fair value on our consolidated balance sheets. The fair values are estimates of the future gains and losses we may incur related to derivatives. The amounts do not represent current cash flows and are not available to fund current operations. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the non-cash impact of our derivative accounting from liabilities and equity. The leverage and debt-to-equity ratios adjusted to exclude the impact of our derivative accounting from liabilities and equity reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

As a result of issuing foreign-denominated debt and the accounting standards for derivative financial instruments, which discontinued the practice of recording the foreign-denominated debt and the related currency exchange agreement as one transaction, we must adjust the value of such debt reported on the consolidated balance sheets for changes in foreign currency exchange rates since the date of issuance based on the accounting for foreign currency translation. At the time of issuance of all foreign-denominated debt, we enter into a foreign currency exchange agreement to fix the exchange rate on all principal and interest payments through maturity. The adjustments to the value of the debt on the consolidated balance sheets are reported on the consolidated statements of operations as foreign currency adjustments. The adjusted debt value at the reporting date does not represent the amount we will ultimately pay to retire the debt unless the current exchange rate is equal to the exchange rate in the related foreign currency exchange agreement or the counterparty fails to honor its obligations under the agreement. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt-to-equity ratios adjusted to exclude the effect of foreign currency translation reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

The following table reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt-to-equity ratios as of the five years ended May 31:

(dollar amounts in thousands)	2011	2010	2009	2008	2007
Liabilities	$19,874,313}	$19,556,448	$20,463,605	$18,699,169	$17,843,151
Less:
Derivative liabilities	(477,433)	(482,825)	(493,002)	(171,390)	(71,934)
Debt used to fund loans guaranteed by RUS	(226,695)	(237,356)	(243,997)	(250,169)	(255,903)
Subordinated deferrable debt (1)	(186,440)	(311,440)	(311,440)	(311,440)	(486,440)
Subordinated certificates (2)	(1,813,652)	(1,810,715)	(1,740,054)	(1,406,779)	(1,381,447)
Adjusted liabilities	$17,170,093}	$16,714,112	$17,675,112	$16,559,391	$15,647,427
Total equity	$687,309}	$586,767	$519,100	$680,212	$732,030
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	118,864}	121,560	(38,457)	(137,200)	(231,035)
Year-to-date derivative forward value loss
(income)	23,388}	(2,696)	160,017	98,743	79,281
Current period foreign currency adjustments	-	-	-	-	14,554
Accumulated other comprehensive income (3)	(9,273)	(7,489)	(8,115)	(8,827)	(12,204)
Plus:
Subordinated certificates (2)	1,813,652}	1,810,715	1,740,054	1,406,779	1,381,447
Subordinated deferrable debt (1)	186,440}	311,440	311,440	311,440	486,440
Adjusted equity	$2,820,380}	$2,820,297	$2,684,039	$2,351,147	$2,450,513
Guarantees	$1,104,988}	$1,171,109	$1,275,455	$1,037,140	$1,074,374
(1) At May 31, 2007, includes $175 million of subordinated deferrable debt classified in short-term debt.
(2) At May 31, 2011, includes $12 million of subordinated certificates classified in short-term debt.
(3) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at May 31, 2011 and 2010, respectively.

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
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations, as of the five years ended May 31:

	2011	2010	2009	2008	2007
Leverage ratio	30.52	35.33	41.88	29.01	25.84
Adjusted leverage ratio	6.48	6.34	7.06	7.48	6.82

Debt-to-equity ratio	28.92	33.33	39.42	27.49	24.37
Adjusted debt-to-equity ratio	6.09	5.93	6.59	7.04	6.39

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 62.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors’ reports and quarterly financial results are included on pages 100 through 144 (see Note 16 to consolidated financial statements for a summary of the quarterly results of our operations).

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

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the fourth quarter of 2011, we began the process of updating our general ledger and financial reporting systems. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation (“we,“our” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2011.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Governor and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 19, 2011		August 19, 2011

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 19, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
J. David Wasson, Jr. (President of CFC)	65	2006	2012
Delbert Cranford (Vice President of CFC)	67	2007	2013
Burns E. Mercer (Secretary-Treasurer of CFC)	60	2008	2014
Fred Anderson	59	2008	2014
Ray Beavers	56	2010	2013
Fred Brog	66	2009	2012
Raphael A. Brumbeloe	70	2007	2013
R. Grant Clawson	62	2011	2014
Walter K. Crook	71	2010	2013
Joel Cunningham	57	2009	2012
Jim L. Doerstler	63	2008	2014
Jimmy Ewing, Jr.	63	2007	2013
Michael J. Guidry	62	2009	2012
Christopher L. Hamon	48	2009	2012
Scott W. Handy	53	2009	2012
William A. Kopacz	64	2006	2012
Lyle Korver	55	2010	2013
Glenn W. Miller	47	2009	2012
Curtis Nolan	53	2011	2012
Randy D. Renth	47	2009	2012
Dwight Rossow	49	2008	2014
R. Wayne Stratton	63	2007	2013
Kirk A. Thompson	48	2011	2014

Under CFC’s bylaws, the Board of Directors must be composed of the following individuals:

•
20 directors, which must include one general manager and one director of a member system from each of 10 districts (but no more than one director from each state except in a district where only one state has members);

•	two directors designated by the National Rural Electric Cooperative Association; and
•
if the Board determines at its discretion that an at-large director shall be elected, one at-large director who satisfies the requirements of an Audit Committee financial expert as defined by the Sarbanes-Oxley Act of 2002 and is a trustee, director, manager, Chief Executive Officer or Chief Financial Officer of a member.

The 20 district-level directors are each elected by a vote of the members within the district for which the director serves. The at-large director who satisfies the requirements of an Audit Committee financial expert is elected by the vote of all members. All CFC directors are elected for a three-year term and can serve a maximum of two consecutive terms. Each CFC member (other than associates) is entitled to one vote with respect to elections of directors in their districts.

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	J. David Wasson, Jr.	65	2011
Vice President and Director	Delbert Cranford	67	2011
Secretary-Treasurer and Director	Burns E. Mercer	60	2011
Governor and Chief Executive Officer	Sheldon C. Petersen	58	1995
Executive Vice President and Chief Operating Officer	John T. Evans	61	2011
Senior Vice President of Member Services and General Counsel	John J. List	64	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	61	1994
Senior Vice President of Corporate Relations	Richard E. Larochelle	58	1998
Senior Vice President of Affiliate Organizations	Lawrence Zawalick	53	2011
Senior Vice President and Treasurer	Andrew Don	51	2011
Senior Vice President of Credit Risk Management	John M. Borak	66	2002

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

(e) (1) and (2) Business Experience and Directorships.

Mr. Wasson has been the president and Chief Executive Officer (“CEO”) of Laurens Electric Cooperative, Inc. in Laurens, South Carolina since 1973. He has served on the board of directors of Central Electric Cooperative since 2009 and the board of directors of New Horizon Electric Cooperative since 1997. Mr. Wasson has been a board member of the South Carolina Electric Cooperative Association since 1975 and served as chairman from December 1983 to December 1985. He also serves as a director of The Palmetto Bank. As president and CEO of Laurens Electric Cooperative, Mr. Wasson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Wasson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Wasson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Cranford has served as a board director of Randolph Electric Membership Corporation in Asheboro, North Carolina since 1989 and was president from 1995 to 2002 and vice president from 1994 to 1995. He is a director and former president of the North Carolina Association of Electric Cooperatives, Inc. and also served on the North Carolina Electrical Cooperative Board. Mr. Cranford also serves as a director of First Bank Corp. He has been a retail pharmacist since 1966 and an owner of retail pharmacies since 1984. As a director of Randolph Electric Membership Corporation, Mr. Cranford has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Cranford has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Mercer has served as president and CEO of Meade County R.E.C.C. in Brandenburg, Kentucky since 1994. He serves as a board member for Kentucky Association of Electric Cooperatives, United Utility Supply Cooperative and Farmers Bank. Mr. Mercer is a former NCSC board member and was a member of the Kentucky Society of Certified Public Accountants. As president and CEO of Meade County R.E.C.C., Mr. Mercer has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Mercer has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Mercer’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director of CFC.

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, New Hampshire since 1992. He is a founding board member of the New Hampshire Electric Co-op Foundation. Mr. Anderson is also a board member of the Cooperative Research Council and a former board member of Northway Bank and former member of Northway Bank’s Audit Committee. Mr. Anderson is the former director of finance and administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation. He holds the Credentialed Cooperative Director Certificate issued by the National Rural Electric Cooperative Association (“NRECA”). Mr. Anderson also is a current member of the AICPA. As president and CEO of New Hampshire Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Anderson’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Beavers has been the general manager and CEO of United Electric Cooperative Services in Cleburne, Texas since 1999. Mr. Beavers served as the board chairman of Texas Electric Cooperatives from 2008 to 2009 and as an alternate director of Brazos Electric Power Cooperative since 1999. Mr. Beavers was the chairman of the Rural Electric Management

Development Council and former general manager and CEO of Southwest Rural Electric Association. In addition, he was the assistant to the general manager of Oklahoma Association of Electric Cooperatives and a member services coordinator of Cotton Electric Cooperative. As general manager and CEO of United Electric Cooperative Services, Mr. Beavers has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Beavers has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Brog has been director of Lower Valley Energy in Afton, Wyoming since 1988. He has been a rancher and farmer in Freedom, Wyoming since 1970. Mr. Brog served as secretary-treasurer of NCSC and serves as a board member of Snake River Power Association. He was past president of Idaho Consumer-Owned Utilities Association and former director of Wyoming Rural Electric Association. In addition, Mr. Brog serves as president of Star Valley Cooperative Milk Marketing Association and adviser to the State of Wyoming Economic Development Committee. As a director of Lower Valley Energy, Mr. Brog has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Brog has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Brog’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Brumbeloe has served as a board director of Upson Electric Membership Corporation in Thomaston, Georgia since 1978 and has been board president since 1998. Mr. Brumbeloe has served as a board member of Georgia Electric Membership Corporation since 1983 and served as chairman from 1988 to 1989. Mr. Brumbeloe was elected to the Board of Georgia Transmission Corporation in 2010. He is also a member representative of Oglethorpe Power Corporation. Mr. Brumbeloe retired from the Georgia State Patrol in 1995 and he has been owner of the Red Rock Armory since 1996. As a director of Upson Electric Membership Corporation, Mr. Brumbeloe has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Brumbeloe has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Clawson has been a trustee of Continental Divide Electric Cooperative in Grants, New Mexico since 1989. He represents District 10 on NRECA Resolutions Committee. Mr. Clawson is a farmer and rancher and has been the owner of a custom saddle business since 1998. As a trustee of Continental Divide Electric Cooperative, Mr. Clawson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Clawson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Crook has been a director of Butler Public Power District in David City, Nebraska since 1991. Mr. Crook has served as the CEO of Polk & Butler Mutual Insurance Company since 1992 and is part owner of a farming operation. He also has served as the state director of Nebraska Rural Electric Association from 1997 to 1998 and 2008 to present. Mr. Crook is a director of Nebraska Farmers Mutual Reinsurance Company, an executive board member of the State Association of Mutual Insurance Companies of Nebraska and board chairman of Nebraska Rural TV Inc. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Butler Public Power District, Mr. Crook has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Crook has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Cunningham has been a director of Twin County Electric Power Association in Hollandale, Mississippi since 2004. He has been a self-employed certified public accountant in Belzoni, Mississippi since 1981. Mr. Cunningham is a member of the Mississippi Society of CPAs and the American Institute of CPAs. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Twin County Electric Power Association, Mr. Cunningham has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Cunningham has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Cunningham’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Doerstler has served as a board director of Whitewater Valley REMC in Liberty, Indiana since 1994. He has served as an officer, an executive committee member and board member of the Indiana Statewide Association of Rural Electric Cooperatives. Mr. Doerstler has served as vice president of Farm Credit Banks of Louisville, vice president of Credit for Wabash Valley Production Credit Association and branch manager of Greencastle Production Credit Association. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. He is semi-retired and formerly owned and operated Louie’s Boot Barn from 1987 until it was sold in June 2008. As a director of Whitewater Valley REMC, Mr. Doerstler has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Doerstler has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Doestler’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Ewing has served as a board director of Pointe Coupee Electric Membership Corporation in New Roads, Louisiana since 1989 and has been board president since 1995. He served as secretary/treasurer from 1990 to 1995. He also serves as a board member of the Association of Louisiana Electric Cooperatives, Inc. and has been secretary-treasurer since 2006. He is currently president of the board at the Association of Louisiana Electric Cooperatives. He is a member of the Action Committee for Rural Electrification and a former board member of Cajun Electric Power Cooperative. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. Mr. Ewing has been a restaurant owner since 1988 and a farm manager since 2002. As a director of Pointe Coupee Electric Membership Corporation, Mr. Ewing has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ewing has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Guidry has been general manager of South Louisiana Electric Association in Houma, Louisiana since 1989. Mr. Guidry currently serves as an alternate director for the Association of Louisiana Electric Cooperatives and previously served as alternate director of Cajun Electric Power Cooperative and president of Louisiana Distribution Co-op Managers Association. He also is currently serving as president of NRECA and previously served as vice president and secretary-treasurer of NRECA. In addition, he is a former member of NRECA Management Advisory Committee and former member of NRECA Resolutions Committee, as well as a current director of the South Louisiana Economic Council and chairman of the South Louisiana Economic Council Regional Economic Development Committee. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As general manager of South Louisiana Electric Association, Mr. Guidry has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Guidry has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Guidry’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Hamon has been the CEO of White River Valley Electric Cooperative, Inc. in Branson, Missouri since 1985. He currently serves as director and served as past president of Sho-Me Power Electric Cooperative and alternate director of KAMO Power. Mr. Hamon serves on the Executive Board, as president of the Alternative Fuel Taskforce and on multiple committees for the Association of Missouri Electric Cooperatives and was past president of the Cooperative Managers Group. In addition, he was the former Operations and Engineering manager for White River Valley Electric Cooperative. Mr. Hamon is a member of the Energy Efficiency/Demand Side Management Team for Associated Electric Cooperative, Inc., the Institute of Electrical & Electronic Engineers and the Missouri Society of Professional Engineers. As CEO of White River Valley Electric Cooperative, Mr. Hamon has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hamon has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Handy has been the president and CEO of Cass County Electric Cooperative, Inc. in Fargo, North Dakota since February 2002 and has been employed there in various capacities since October 1982. He has previously served as chairman for the Rural Electric Management Development Council, Minnkota Power Cooperative Manager’s Advisory Committee and the North Dakota Association of Rural Electric Cooperatives Manager’s Advisory Committee. In addition, he is board chairman for Greater Fargo-Moorhead Economic Development Corporation’s Growth Initiative Fund, a public/private loan pool that lends money for business expansion, and board member of the North Dakota State University Quentin N. Burdick Center for Cooperatives. As president and CEO of Cass County Electric Cooperative, Mr. Handy has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Handy has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Handy’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Kopacz has been the general manager of Midstate Electric Cooperative, Inc. in La Pine, Oregon since 1990. He is currently a board director of Northwest Requirement Utilities, Northwest Irrigation Utilities and Mid Oregon Credit Union. He also is a former board president of Economic Development for Central Oregon. He is a former director of Ruralite Services, a northwest electric cooperative publication, and former president of the Oregon Rural Electric Cooperative Association. As general manager of Midstate Electric Cooperative, Mr. Kopacz has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Kopacz has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Korver has been the general manager and CEO of North West Rural Electric Cooperative in Orange City, Iowa since 1993. In addition, he was the secretary-treasurer and past chairman of the Resolutions Committee of Mid-West Electric

Consumers Association. Mr. Korver was the general manager of Sioux Electric Cooperative Association from 1984 to 1993 and the shared general manager of Sioux Electric Cooperative Association and O’Brien County Rural Electric Cooperative from 1989 to 1993. Mr. Korver was the manager’s representative to the board of the Iowa Association of Electric Cooperatives from 2005 to 2006. He also was a member of NRECA Marketing and Energy Services Committee and ACRE President’s Club. Mr. Korver has been the president of Orange City Development Corporation since 2007. As general manager and CEO of North West Rural Electric Cooperative, Mr. Korver has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Korver has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Korver’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, Ohio since 2004. He currently serves on the board of Buckeye Power, Inc. including the Executive, Audit and Rate committees. Mr. Miller is a certified public accountant and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc. Mr. Miller is a part-owner and vice president of The Pines Golf Club in Orrville, Ohio. As president and CEO of Holmes-Wayne Electric Cooperative, Mr. Miller has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Miller has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Miller’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Nolan has been a director of Sulphur Springs Valley Electric Cooperative in Willcox, Arizona since 1993 and a director of NRECA since 2002. Mr. Nolan previously served as president and secretary of the Sulphur Springs Valley Electric Cooperative and as a secretary-treasurer of NRECA. He is a former director and a chairman of Southwest Transmission Cooperative and a former director, treasurer and secretary for Grand Canyon State Electric Cooperative Association. Mr. Nolan has been the owner of Nolan Builders since 2005. Mr. Nolan also is a Credentialed Cooperative Director through NRECA and holds a Board Leadership Certificate. As a director of Sulphur Springs Valley Electric Cooperative, Mr. Nolan has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Nolan has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Renth has been director of Clinton County Electric Cooperative in Breese, Illinois since 1997. He is a certified public accountant and has been at Rehkemper & Son, Inc. of St. Rose, Illinois since 2009. Prior to that, Mr. Renth was at Rickhoff & Associates, Ltd in O’Fallon, Illinois from 2007 to 2009. Mr. Renth was the controller of Auffenberg Auto Group in St. Louis, Missouri from 2006 to 2007. Also in 2006, he served as the plant controller for Cenveo, Inc. in St. Louis, Missouri. Mr. Renth served as the chief financial officer of Archway International Trucks/Gateway City International in St. Louis, Missouri from 1997 to 2006. In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. Mr. Renth is owner and operator of RDR Acres Inc., a family farm corporation. As a director of Clinton County Electric Cooperative, Mr. Renth has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Renth has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Renth’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Rossow has served as a board director of Cam Wal Electric Cooperative in Selby, South Dakota since 1996. Mr. Rossow also is a board member of South Dakota Rural Electric Association. Mr. Rossow has been a self-employed rancher in Herreid, South Dakota since 1980 and is the owner of Rossow Feedlot Cleaning, LLC. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Cam Wal Electric Cooperative, Mr. Rossow has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rossow has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Stratton has been a board director of East Kentucky Power Cooperative in Winchester, Kentucky since 1990. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing (2004-2011), Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995. He is an at-large director that serves as the Audit Committee financial expert as defined by the Securities and Exchange Commission. He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through NRECA. Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970. He currently serves as the Audit Committee chairman and Audit Committee financial expert of Republic Bancorp, a $3,600 million bank traded on NASDAQ. Mr. Stratton is the Audit

Committee chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former board member of Kentucky Higher Education Assistance Authority where as chairman for eight years, he participated in various finance transactions. He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs. As a director of East Kentucky Power Cooperative, Mr. Stratton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Stratton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Stratton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Thompson has been the general manager of CMS Electric Cooperative in Meade, Kansas since 1991. Mr. Thompson is board president of Kansas Electric Power Cooperative and board president of High Plains Energy LLC. Mr. Thompson is also the board president of Southwest Kansas Area Cooperative District 613. As general manager of CMS Electric Cooperative, Mr. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Thompson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Petersen joined CFC in August 1983 as an area representative. He became the director of Policy Development and Internal Audit in January 1990, director of Credit Analysis in November 1990 and Corporate Secretary on June 1, 1992. He became Assistant to the Governor on May 1, 1993. He became Assistant to the Governor and Acting Administrative Officer on June 1, 1994. He became Governor and CEO on March 1, 1995. Mr. Petersen began his career in the rural electrification program in 1976 as staff assistant for Nishnabotna Rural Electric Cooperative in Harlan, Iowa. He later served as General Manager of Rock County Electric Cooperative Association in Janesville, Wisconsin.

Mr. Evans joined CFC as Senior Vice President of Operations in November 1997. On June 1, 2010, Mr. Evans became Executive Vice President and Chief Operating Officer. He was Senior Vice President and Chief Operating Officer of Suburban Hospital Healthcare System, Bethesda, Maryland from 1994 to 1997. He was Senior Vice President and Chief Operating Officer for Geisinger Medical Center, Danville, Pennsylvania from 1991 to 1994.

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

Mr. Zawalick joined CFC in 1980. Throughout his career with CFC, Mr. Zawalick has held various positions. In February 2000, Mr. Zawalick was named CFC’s Senior Vice President of RTFC. On June 1, 2010, Mr. Zawalick was named Senior Vice President, Affiliate Organizations which includes oversight responsibilities for both RTFC and NCSC operations.

Mr. Don joined CFC in September 1999 as Director of Loan Syndications and became Vice President of Capital Market Relations in June 2005. Effective June 2010, Andrew Don became CFC’s Senior Vice President and Treasurer. Prior to joining CFC, he held the position of Vice President and Manager of the Washington, D.C. Office for The Bank of Tokyo–Mitsubishi. Mr. Don started his banking career with the Bank of Montreal in New York in 1984 and subsequently was a Vice President for Corporate Banking for The Bank of New York from 1987 to 1990.

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, Massachusetts from 1992 to 2001 where he was a Senior Credit Officer with risk management and loan approval responsibility for several industry banking portfolios including investor-owned utilities. Prior assignments at Fleet in Hartford, Connecticut included Manager of Credit Review and Manager of Loan Workout in Connecticut.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Anderson (Chairperson), Mr. Stratton (Vice Chairperson) Mr. Miller (Vice Chairperson), Mr. Wasson (Ex Officio), Mr. Brog, Mr. Cunningham, Mr. Doerstler, Mr. Guidry, Mr. Handy, Mr. Korver, Mr. Renth and Mr. Thompson. Mr. Stratton was designated by the Board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under Management’s Discussion and Analysis in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2011. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2011 for filing with the Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee
Our Compensation Committee currently consists of seven directors: Mr. Wasson, Mr. Mercer, Mr. Cranford, Mr. Brog, Mr. Hamon, Mr. Cunningham and Mr. Anderson. The Compensation Committee of the Board of Directors reviews and makes appropriate recommendations to the full Board of Directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full Board of Directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that CFC’s executive compensation program is achieving its objectives. Prior to the start of each fiscal year, the Board of Directors approves performance measures for the “corporate balanced scorecard,” which is the basis of the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan. At the end of the fiscal year, the Compensation Committee reviews and assesses the accomplishment of goals and determines whether to authorize the payment of incentive compensation. This authorization is then submitted to the full Board of Directors for ratification.

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

Role of Compensation Consultant
In fiscal year 2011, the Compensation Committee hired Mercer Human Resource Consulting (“Mercer”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through individual interviews with each member of the Compensation Committee, Mercer established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below). Mercer advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, annual incentives, total cash compensation, long-term incentives and total direct compensation. Mercer did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation.

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

Board Role in Risk Oversight
CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the Board of Directors is primarily responsible for the oversight and direction of risk management. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the Board. CFC’s management, consisting of the Executive Team and the Operations and Planning Council, which is composed of 10 vice president-level employees, is assisted in its day-to-day duties related to risk by individual business functions, in addition to an Asset Liability Committee and Corporate Credit Committee and Disclosure Committee, which are authorized by the Board of Directors and have their members appointed by the CEO. Each of these internal, multi-department committees consists of certain management-level employees.

In fulfilling its risk management oversight duties, the Board of Directors receives periodic reports on business activities from management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance Officer, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. The Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings.

CFC has an annual strategic planning process that involves the Board of Directors, the Executive Team and the Operations and Planning Council.

The process begins with the Board strategic risk assessment session. This session provides the Executive Team an opportunity to conduct a risk assessment with the Board of Directors and to discuss other pertinent strategic topics. The objective of the risk assessment is to identify significant business risks facing CFC that could impede our ability to achieve our strategic goals. The results of the risk assessment is a listing of significant business risks that are prioritized based on likelihood and impact. The Board of Directors develops a risk management philosophy, which states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

The Operations and Planning Council coordinates an annual operational risk assessment, which involves the Executive Team and other senior managers from across the organization. Before the risk assessment session, the Operations and Planning Council requests participants to prioritize the operational risks within CFC’s risk management framework. The Internal Audit team compiles the risk rankings based on the responses received from participants and determines the overall top 10 risks. During the risk assessment session, the participants assess the likelihood and impact for each of the 10 top risks using a high, medium and low scale without any regard to mitigation strategies.

The results of the Board’s strategic risk assessment and management’s operational risk assessment are used as the basis for the development of the strategic plan.

Additionally, the Risk Committee of the Operations and Planning Council conducts a risk culture survey to assess the strengths and weaknesses of our corporate culture in the following areas: management’s philosophy and operating style, risk management activities, organizational structure, integrity and ethical values. The Operations and Planning Council then provides the Executive Team with action items that are focused on improving the internal control environment.

CFC’s Audit Committee assists the Board of Directors in its risk oversight responsibilities. In accordance with its charter, CFC’s Audit Committee is required to periodically inquire of the internal auditors and the external auditors regarding significant risks and exposures to the organization, as well as inquire as to the steps management has taken or proposes to take to minimize these risks. The Audit Committee periodically reviews compliance with such steps. The Corporate Compliance group provides the Audit Committee with semi-annual reports on compliance and ethics matters, including any breaches of laws, regulations or organizational standards. In addition, the Internal Audit group provides the Audit Committee with feedback on the effectiveness and design of internal control processes by reporting the results of its internal audits.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Evans, Lilly, List and Larochelle) are consistent with those offered to all employees.

Our executive compensation program provides a balanced mix of compensation that incorporates the following key components:
•	annual base pay,
•	an annual cash incentive that is based on the achievement of short-term (one-year) corporate goals,
•	a three-year cash incentive that is based on the achievement of longer-term corporate goals, and
•	retirement, health and welfare and other benefit programs provided generally to all CFC employees.

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

Compensation Analysis
In fiscal year 2011, Mercer was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using peer organizations identified by Mercer through interviews with each member of the Compensation Committee. Mercer included companies in the compensation comparison group that were similar to CFC in asset size, industry and business description. The group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included three members of the Farm Credit system and 10 regional banks or financial services companies. These companies were chosen because their businesses are similar to CFC’s. Although CFC is not focused on profits like the institutions in the peer group, the demands of its role as a lending institution dictate that any search for a new CEO from outside CFC focus primarily on the financial services sector rather than the not-for-profit sector. The Compensation Committee believes that these companies employ executives that have skills and expertise consistent with what CFC would seek if it had to replace the CEO.

The targeted companies had assets ranging from approximately 50 percent to 200 percent of CFC’s December 2009 total assets of $20,140 million, and included eight companies with greater total assets than CFC’s. The comparator group consisted of financial services organizations New York Community Bancorp, Inc., Student Loan Corp., Astoria Financial Corp., Nelnet, Inc., Webster Financial Corp., Flagstar Bancorp, People’s United Financial Corp., Washington Federal Inc., TFS Financial Corp. and Hudson City Bancorp Inc., as well as three Farm Credit System peers. Although Hudson City Bancorp Inc.’s 2009 assets are outside of the normal targeted asset range, Mercer recommended that this company remain in the peer group.

Mercer led the Compensation Committee through an assessment of CEO compensation data at the comparison group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each comparator group company’s most recent annual report or proxy statement. The elements of compensation reviewed include:
•	current base salary;
•	actual bonus paid for fiscal year 2009*;
•
three-year average actual long-term incentive paid, which includes restricted stock awards (valued at face value on the date of grant), stock option awards (valued at grant date utilizing the Black-Scholes option pricing model), other long-term incentive target awards (valued at target value on date of award) and cash long-term incentive payouts (valued at actual payout on date of award if target value is not disclosed); and

•	sign-on awards, special awards and mega-grants annualized over the term of employment contract or the vesting schedule.
* For targeted compensation, the target bonus for 2010 was used.

The Compensation Committee reviewed total compensation data for the comparator group for informational purposes and used this data solely to determine the competitiveness of our CEO base pay.

In determining the base compensation paid to our other named executive officers, the CEO reviewed national, credible third-party compensation surveys (including the Mercer Executive and CompAnalyst surveys) for financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. As with any search for a new CEO, a search for executives other than the CEO would not target executives at not-for-profit institutions. However, CFC has historically recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to CFC, and did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation
Base Pay – Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile. To attract and retain a highly skilled work force, we must remain competitive with the pay of other employers that compete with us for talent.

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Committee that the CEO and the organization performed extremely well during another volatile business year. The Committee also took into consideration the information provided by Mercer Consulting, indicating that executive pay increases were projected to average about 3 percent for calendar year 2011. Therefore, in recognition of his strong performance and leadership, the Compensation Committee increased the CEO’s base pay 3.3 percent to $790,000, effective January 1, 2011.

As discussed under Role of the Compensation Committee above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments. On June 1, 2010, because Messrs. Lilly, List and Larochelle were performing well in their individual roles, Mr. Petersen focused on the comparable general merit increase for similar positions at the time in the Washington, D.C. metropolitan area, in determining the base pay for Messrs. Lilly, List and Larochelle.

Effective June 1, 2010, the role of Mr. Evans, Senior Vice President, Operations, was changed to Executive Vice President and Chief Operating Officer, recognizing the increasing responsibilities and leadership that Mr. Evans holds within the organization. This position was assessed based on average compensation of similar positions using the credible third-party surveys identified in the Compensation Analysis section above. Mr. Evans’ base salary, therefore, was increased on June 1, 2010 to $433,800. The new salary reflects the compensation assessment as well as Mr. Evans’ outstanding performance in the role.

Short-Term Incentive – Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us to fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15 percent to 25 percent of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25 percent of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55 percent to 100 percent of total opportunity, with an average over the 13 years of 83 percent. This equates to a 13-year average payout of 16 percent of base salaries for all employees.

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

The four quadrants for fiscal year 2011, which were the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2011, the Board of Directors established five corporate goals within these four quadrants. The Board of Directors establishes corporate goals and measures that they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2011 were:

•	Customer Engagement: One goal supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•	Internal Process and Operations: Manage CFC’s operating expense levels.
•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•	Learning, Growth & Innovation: Reduce CFC’s cost of capital.

The determination of the extent to which the five goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2011 was confirmed by the Board of Directors with the filing of this Form 10-K. The Board determined that all five of the goals were achieved at the highest level, equating to 100 percent of the total opportunity.

Long-Term Incentive – The long-term incentive program is a three-year plan that is tied to CFC’s long-term strategic objectives. The long-term incentive program was implemented to create dynamic tension between short-term objectives and long-term goals. It is also an effective retention tool, helping us to keep key employees, and supports CFC’s efforts to compensate its employees at market competitive levels.

All employees employed on the first day of the fiscal year, June 1, are eligible to participate in the program for the performance period beginning on that date. Under the long-term incentive program, performance units covering a three-year performance period are issued to each employee at the start of each fiscal year. The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the Board of Directors and the continued employment of the participant by CFC on the date of payment. We sometimes refer to each three-year performance period as a program cycle.

The performance measure for all active long-term incentive plans is the achievement of bond rating targets for our senior secured debt as rated by Standard & Poor’s Corporation and Moody’s Investors Service rating agencies. The value of the performance units will range from $0 to $150 per performance unit according to the level of CFC’s secured debt ratings by the rating agencies. To achieve the highest value of $150, which exceeds the targeted value, both agencies would have to raise CFC’s long-term secured debt rating to AA (or the equivalent rating at Moody’s). To determine the payout value of performance units, the ratings are given a numerical value, i.e., 2 for A+ stable, 3 for A+ positive, etc. The ratings are then averaged to achieve the final value of the performance units.

The number of performance units awarded to each employee for each program cycle is calculated by dividing a percentage, ranging from 15 percent to 25 percent, of the participant’s base pay on the first day of the program cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2011, the target rating level was “AA- Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25 percent of each named executive officer’s base pay on June 1, 2008. If the highest rating level was achieved at the end of that program cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5 percent of 2008 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2011:

Senior Secured Debt Rating—Incentive-Performance Linkage

Rating	A+			AA-			AA
Outlook	negative	stable	positive	negative	stable	positive
Numerical Score	1	2	3	4	5	6
Plan Pay-Out Unit Value	$0	$20	$60	$60	$100	$120	$150
* The target objective is in bold.

CFC uses our senior secured debt rating as the performance measure for the long-term incentive plan because, as a financial services company, CFC is dependent on the capital markets and stronger ratings lead to lower interest cost and more reliable access to the capital markets. Since we have no publicly held equity securities and our objective is to offer our members low-cost financial products and services consistent with sound financial management rather than to maximize net income, more traditional performance measures such as net income or earnings per share would not be appropriate.

As of May 31, 2011, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in June 2008 had a payout value based on our senior secured debt ratings in place on May 31, 2011; performance units issued to named executive officers in June 2009 will have a payout value based on senior secured debt ratings in place on May 31, 2012; and performance units issued to named executive officers in June 2010 will have a payout value based on senior secured debt ratings in place on May 31, 2013. Payments made to named executive officers for fiscal year 2011 were for performance units issued in June 2008 and were based on the May 31, 2011 senior secured debt rating level of A+ stable outlook, which has a value of $20 per performance unit, or 20 percent of the targeted opportunity (5 percent of June 2008 base pay).

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

We also offer a Pension Restoration Plan, which is a component of NRECA Retirement Security Plan, to a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. Unlike the Retirement Security Plan, the Pension Restoration Plan is an unfunded, unsecured obligation of CFC and is not qualified for tax purposes. We pay the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice(s) from NRECA.

For more information on the Retirement Security Plan and the Pension Restoration Plan, see the Pension Benefits Table and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s non-qualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2011 cap for contributions is $16,500. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

Other Compensation
We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel. To provide these perquisites in an efficient fashion, the Board of Directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the Board of Directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2011, the Board of Directors authorized an aggregate of $30,000 to cover these allowances.

Severance/Change in Control Agreements
Mr. Petersen, Governor and CEO, and Mr. Evans, Executive Vice President and Chief Operating Officer, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change in control agreements. For more information on these severance arrangements, see Termination of Employment and Change in Control Arrangements below.

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

Submitted by the Compensation Committee
J. David Wasson, Jr.
Delbert Cranford
Burns Mercer
Frederick C. Anderson
Fred Brog
Christopher Hamon
Joel Cunningham

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2011, 2010 and 2009 earned by the named executive officers and three additional executive officers of CFC that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Sheldon C. Petersen	2011	$775,329	$229,332	$540,169	$34,025	$1,578,855
Governor & CEO	2010	747,350	158,812	447,698	111,361	1,465,221
	2009	720,354	162,289	601,402	124,465	1,608,510

John T. Evans	2011	433,800	128,330	206,602	5,994	774,726
Executive Vice President &	2010	397,700	84,511	202,007	14,998	699,216
Chief Operating Officer	2009	397,700	91,084	206,755	14,785	710,324

Steven L. Lilly	2011	405,650	121,292	276,510	-	803,452
Senior Vice President &	2010	397,700	84,511	272,443	7,648	762,302
Chief Financial Officer	2009	397,700	91,084	353,179	10,311	852,274

John J. List	2011	405,650	121,292	35,705	5,759	568,406
Senior Vice President of	2010	397,700	84,511	116,312	14,424	612,947
Member Services and	2009	397,700	91,084	539,927	14,785	1,043,496
General Counsel

Richard E. Larochelle	2011	405,650	121,292	347,103	5,759	879,804
Senior Vice President of	2010	397,700	84,511	287,531	14,998	784,740
Corporate Relations	2009	397,700	81,244	361,225	16,069	856,238

Lawrence Zawalick (4)	2011	295,600	88,400	175,814	5,687	565,501
Senior Vice President of	2010	289,800	61,583	118,546	12,923	482,852
Affiliate Organizations	2009	289,800	66,408	255,055	12,646	623,909

Andrew Don (4) (5)	2011	261,050	74,863	75,574	5,839	417,326
Senior Vice President &
Treasurer

John M. Borak (4)	2011	260,049	77,752	65,820	5,514	409,135
Senior Vice President of	2010	254,950	54,177	77,120	12,253	398,500
Credit Risk Management	2009	254,950	58,416	64,880	11,955	390,201

(1) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are as follows:

Name	Year	Short-term Incentive Plan	Long-term Incentive Plan
Sheldon C. Petersen	2011	$193,832	$35,500
	2010	158,812	-
	2009	99,049	63,240

John T. Evans	2011	108,450	19,880
	2010	84,511	-
	2009	54,684	36,400

Steven L. Lilly	2011	101,412	19,880
	2010	84,511	-
	2009	54,684	36,400

John J. List	2011	101,412	19,880
	2010	84,511	-
	2009	54,684	36,400

Richard E. Larochelle	2011	101,412	19,880
	2010	84,511	-
	2009	54,684	26,560

Lawrence Zawalick (4)	2011	73,900	14,500
	2010	61,583	-
	2009	39,848	26,560

Andrew Don (4) (5)	2011	65,263	9,600

John M. Borak (4)	2011	65,012	12,740
	2010	54,177	-
	2009	35,056	23,360
(2) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which CFC participates, during each respective fiscal year.
(3) For Mr. Petersen, includes $29,125 of perquisites comprising $13,500 pursuant to Mr. Petersen’s automobile allowance and $15,625 pursuant to his spousal air travel allowance, in each case for fiscal year 2011. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. Additionally, for Mr. Petersen, fiscal years 2010 and 2009 include $62,641 and $75,399, respectively, related to RTFC contributions to an RTFC deferred compensation plan that was terminated on May 19, 2010. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan.
(4) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.
(5) Andrew Don became an executive officer of CFC on June 1, 2010 when he was appointed Senior Vice President and Treasurer.

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2011.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$191,200	$286,800
Short-term Incentive Plan (2)	-	193,832	193,832
John T. Evans
Long-term Incentive Plan (1)	-	108,500	162,750
Short-term Incentive Plan (2)	-	108,450	108,450
Steven L. Lilly
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	101,412	101,412
John J. List
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	101,412	101,412
Richard E. Larochelle
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	101,412	101,412
Lawrence Zawalick
Long-term Incentive Plan (1)	-	73,900	110,850
Short-term Incentive Plan (2)	-	73,900	73,900
Andrew Don
Long-term Incentive Plan (1)	-	61,800	92,700
Short-term Incentive Plan (2)	-	65,263	65,263
John M. Borak
Long-term Incentive Plan (1)	-	65,000	97,500
Short-term Incentive Plan (2)	-	65,012	65,012
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of AA- stable at May 31, 2013.
(2) Target and maximum payouts represent 25 percent of May 31, 2011 base salary. For the payout earned under the fiscal year 2011 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

The Board of Directors approved a new long-term incentive plan and made grants of performance units to the named executive officers on June 1, 2011. The payout under these grants will be determined on May 31, 2014.

Employment Contracts
Pursuant to an employment agreement effective as of January 1, 2008, CFC has agreed to employ Mr. Petersen as CEO through February 29, 2012 (with automatic one-year extensions unless either party objects) at no less than his base salary at the time of execution, or $710,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the employment agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See Termination of Employment and Change in Control Arrangements below for a description of these provisions and for information on these amounts.

Subsequent to May 31, 2011, the Board of Directors and Mr. Petersen agreed to an amendment, effective September 1, 2011, of Mr. Petersen’s employment agreement, extending the term of employment of Mr. Petersen through February 28, 2015 unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that in addition to other compensation provided for in the Agreement, from January 1, 2011 through the remaining term of employment, CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $790,000.

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

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service. Each of the named executive officers participates in the qualified pension plan component of the Retirement Security Plan. CFC reduced the value of the pension plan during this fiscal year. Under the current pension plan, participants are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.70 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation. Normal retirement age under the qualified pension plan is age 65; however, the plan does allow for early retirement with reduced benefits. For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date. Each of the named executive officers is eligible for early retirement under the plan. Benefits accrued prior to September 1, 2010, the effective date of plan changes, are based on a benefit level of 1.9 percent of the average of their five highest base salaries during their last 10 years of employment and a normal retirement age of 62.

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

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2011 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	27.75	$2,043,656	$318,815
John T. Evans	NRECA Retirement Security Plan	12.50	956,666	90,647
Steven L. Lilly	NRECA Retirement Security Plan	26.58	1,329,383	108,844
John J. List (4)	NRECA Retirement Security Plan	2.92	45,251	108,985
Richard E. Larochelle	NRECA Retirement Security Plan	27.00	1,690,709	175,782
Lawrence Zawalick	NRECA Retirement Security Plan	30.67	1,537,169	16,364
Andrew Don	NRECA Retirement Security Plan	10.67	381,524	-
John M. Borak (5)	NRECA Retirement Security Plan	4.92	323,869	3,692
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
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2011, as provided by the plan administrator, NRECA, using interest rates ranging from 2.16 percent to 6.2 percent per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2011 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan.
(4) Due to Mr. List’s quasi-retirement in January 2009, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. List received credited years of service for the remainder of the 2009 calendar year and receives 12 months of credited service in January of each year thereafter.
(5) At May 31, 2011, Mr. Borak is eligible for retirement based on the normal retirement age of 65. Due to Mr. Borak’s quasi-retirement in January 2007, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. Borak received credited years of service for the remainder of the 2007 calendar year and receives 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100 percent of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2011 cap for contributions is $16,500. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2011.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$ 16,500	$-	$71,423	$-	$339,602

John T. Evans	15,750	-	27,727	-	189,430

Steven L. Lilly	-	-	40,234	-	199,061

John J. List	15,500	-	25,657	-	127,372

Richard E. Larochelle	16,500	-	6,085	-	248,777

Lawrence Zawalick	15,500	-	34,434	-	167,789

Andrew Don	-	-	-	-	-

John M. Borak	16,500	-	6,144	-	112,685
(1) Executive contributions are also included in the fiscal year 2011 Salary column in the Summary Compensation Table above.

Termination of Employment and Change in Control Arrangements
Mr. Petersen and Mr. Evans each have an executive agreement with CFC under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change in control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event of May 31, 2011, the compensation payable to Mr. Petersen for termination without cause would be $2,846,436. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

For purposes of Mr. Petersen’s executive agreement, “cause” generally means (i) the willful and continued failure by Mr. Petersen to perform his duties under the agreement or comply with written policies of CFC, (ii) willful conduct materially injurious to CFC or (iii) conviction of a felony involving moral turpitude. “Good reason” generally means (i) a reduction in the rate of Mr. Petersen’s base salary, (ii) a decrease in his titles, duties or responsibilities, or the assignment of new responsibilities which, in either case, is materially less favorable to Mr. Petersen when compared with his titles, duties and responsibilities which were in effect immediately prior to such assignment or (iii) the relocation of CFC’s principal office or the relocation of Mr. Petersen to a location more than 50 miles from the principal office of CFC.

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation for the additional nine-month period, and payment for all health and welfare and retirement plans. Assuming a termination date of May 31, 2011, the cost of compensation payable to Mr. Evans for termination without cause would be $488,764. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table
Directors receive a fixed sum of $4,000 for each of the scheduled board meetings attended and $150 for each conference call attended. Additionally, the directors receive reimbursement for reasonable travel expenses. The fixed cash amounts are paid following the conclusion of each board meeting or conference call attended. The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2011.

Name	Total Fees Earned
J. David Wasson, Jr.	$43,250
Delbert Cranford	42,750
Burns E. Mercer	44,300
Fred Anderson	39,800
Ray Beavers	37,850
Fred Brog	40,500
Raphael A. Brumbeloe	42,300
R. Grant Clawson	8,650
Walter K. Crook	37,100
Joel Cunningham	41,400
Jim L. Doerstler	43,650
Jimmy Ewing Jr.	41,850
Michael J. Guidry	33,600
Christopher L. Hamon	37,350
Scott W. Handy	41,250
Jim Herron	37,350
William A. Kopacz	43,350
Lyle Korver	41,100
Reuben McBride	37,800
Glenn Miller	42,750
Curtis Nolan	4,650
Randy D. Renth	42,300
Dwight Rossow	43,050
R. Wayne Stratton	38,350
Kirk A. Thompson	8,650
F. E. Wolski	32,750

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2011, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are members, employees, executive officers or directors in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit, and our independent third-party reviewer, which reviews our credit extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the Board of Directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full Board of Directors, except that any interested directors may not participate, directly or indirectly, in the deliberations or vote with respect to such approval and the CEO has the authority to approve emergency and certain other lines of credit. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan. The CEO has authority to approve emergency lines of credit. Notwithstanding the related person transaction policy, the CEO will extend such lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria.

Related Person Transactions
See the Summary Compensation Table in Item 11 for a description of compensation paid to Lawrence Zawalick, Andrew Don and John Borak, CFC’s executive officers who are not named executive officers, but meet the definition of a “related person” as described above.

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
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2 percent of such other company’s consolidated gross revenue.

The Board of Directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the Board of Directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2011. The Board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Ray Beavers	Jim L. Doerstler	Curtis Nolan
Fred Brog	Jimmy Ewing, Jr.	Randy D. Renth
Raphael A. Brumbeloe	Michael J. Guidry	Dwight Rossow
R. Grant Clawson	Jim Herron (1)	R. Wayne Stratton
Delbert Cranford	Reuben McBride (1)	J. David Wasson, Jr.
Walter K. Crook	Glenn W. Miller	F. E. Wolski (1)
Joel Cunningham
(1) This director served during the year ended May 31, 2011; however he was no longer a director at May 31, 2011.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2011 and 2010 and fees for other services provided during that period by Deloitte & Touche, LLP.

	2011	2010
Audit fees (1)	$1,418,000	$1,854,450
Audit-related fees (2)	77,660	78,005
Tax fees (3)	256,227	48,410
All other fees (4)	16,500	35,625
Total	$1,768,387	$2,016,490
(1) Audit fees in 2011 and 2010 consist of fees for the audit of our consolidated financial statements, including RTFC and NCSC in accordance with the accounting standards governing variable interest entities, totaling $1,092,000 and $1,442,800, respectively, and fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $160,000 and $204,500, respectively. Additionally, audit fees in 2011 and 2010 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees include fees incurred in connection with the acquisition of Innovative Communication Corporation’s assets as a result of bankruptcy proceedings.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) These fees relate to the audit of a trust serviced by CFC and legislative research fees.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants provided such services do not impair the independent public accountant’s  independence. All fiscal 2011 and fiscal 2010 services were pre-approved by the Audit Committee. CFC’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by CFC’s board of directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-	Indenture dated February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
	4.3	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
	4.4	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 333-155631).
	4.5	-
First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on October 1, 1990 (Registration No. 33-58445).

	4.6	-
Indenture dated May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on May 25, 2000 (Registration No. 333-37940).

	4.7	-
First Supplemental Indenture dated March 12, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3ASR filed on April 19, 2007 (Registration No. 333-142230).

	4.8	-
Indenture dated October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

	10.1	-	Plan Document for CFC’s Deferred Compensation Program amended and restated July 1, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-K filed on August 24, 2005.*
	10.2	-	Employment Contract between CFC and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2008. *
	10.3	-	First Amendment to Employment Contract between CFC and Sheldon C. Petersen, effective September 1, 2011.
	10.4	-
Employment Contract between CFC and John T. Evans, dated September 17, 1997 including termination of employment arrangement. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2007.*

	10.5	-	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.*
	10.6	-	Revolving Credit Agreement dated March 21, 2011 for $1,125,000,000 maturing on March 21, 2014. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 13, 2011.

10.7	-	Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 12, 2007.
10.8	-	Revolving Credit Agreement dated March 10, 2010 for $1,300,000,000 maturing on March 8, 2013. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 14, 2010.
10.9	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.10	-
Series A Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.13 to our Form 10-K filed on August 24, 2005.

10.11	-
Pledge Agreement dated June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 24, 2005.

10.12	-
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.13	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

10.14	-
Series B Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 25, 2006.

10.15	-
Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.13 to our Form 10-K filed on August 25, 2006.

10.16	-
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.17	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.18	-
Series C Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.30 to our Form 10-Q filed on October 14, 2008.

10.19	-
Pledge Agreement dated September 19, 2008, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.31 to our Form 10-Q filed on October 14, 2008.

10.20	-
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.21	-
Amendment No. 1 dated September 19, 2008 to the Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.33 to our Form 10-Q filed on October 14, 2008.

10.22	-
Amendment No. 2 dated December 9, 2008 to the Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 expiring on March 16, 2012. Incorporated by reference to Exhibit 4.35 to our Form 10-Q filed on January 9, 2009.

10.23	-
Amendment No. 3 dated December 19, 2008 to the Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 expiring on March 16, 2012. Incorporated by reference to Exhibit 4.40 to our Form 10-Q filed on January 9, 2009.

10.24	-
Amendment No. 4 dated February 19, 2009 to the Revolving Credit Agreement dated March 16, 2007 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on April 13, 2011.

10.25	-
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.26	-
Indenture for Clean Renewable Energy Bonds, Secured Tax Credit Series 2009A dated September 1, 2009 between the Registrant, U.S. Bank Trust National Association as trustee, and the Federal Agricultural Mortgage Corporation as guarantor. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.27	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.28	-
Series D Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on January 14, 2011.

10.29	-
Pledge Agreement dated as of November 10, 2010, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on January 14, 2011.

10.30	-
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.31	-
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

10.32	-
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.33	-
Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 13, 2011.

10.34	-
First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.6 to our Form 10-Q filed on April 13, 2011.

10.35	-	Construction agreement between CFC and Whiting-Turner Contracting Company dated August 26, 2009. Incorporated by reference to Exhibit 10.17 to our Form 10-K filed on August 30, 2010.
10.36	-
First Amendment to construction agreement between CFC and Whiting-Turner Contracting Company executed on June 1, 2010. Exhibit F to the First Amendment to the construction agreement has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.18 to our Form 10-K filed on August 30, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia, on the 19th day of August 2011.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Governor and Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ J. DAVID WASSON, JR.	President and Director
J. David Wasson, Jr.

/s/ DELBERT CRANFORD	Vice President and Director
Delbert Cranford

/s/ BURNS E. MERCER	Secretary-Treasurer and Director
Burns E. Mercer

/s/ FRED ANDERSON	Director	August 19, 2011
Fred Anderson

/s/ RAY BEAVERS	Director
Ray Beavers

/s/ FRED BROG	Director
Fred Brog

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ R. GRANT CLAWSON	Director
R. Grant Clawson

/s/ WALTER K. CROOK	Director
Walter K. Crook

/s/ JOEL CUNNINGHAM	Director
Joel Cunningham

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

Signature	Title	Date

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ MICHAEL J. GUIDRY	Director
Michael J. Guidry

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz		August 19, 2011

/s/ LYLE KORVER	Director
Lyle Korver

/s/ GLENN W. MILLER	Director
Glenn W. Miller

/s/ CURTIS NOLAN	Director
Curtis Nolan

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ R. WAYNE STRATTON	Director
R. Wayne Stratton

/s/ KIRK A. THOMPSON	Director
Kirk A. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 19, 2011

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

  A S S E T S

	May 31,
	2011	2010

Cash and cash equivalents	$293,615}	$513,906

Restricted cash	7,690}	15,709

Investments in equity securities	58,601}	58,607

Loans to members	19,330,797}	19,342,704
Less: Allowance for loan losses	(161,177)	(592,764)
Loans to members, net	19,169,620}	18,749,940

Accrued interest and other receivables	201,122}	216,650

Fixed assets, net	88,794}	55,682

Debt service reserve funds	45,662}	45,662

Debt issuance costs, net	41,714}	46,562

Foreclosed assets, net	280,811}	42,252

Derivative assets	343,760}	373,203

Other assets	30,233}	25,042

	$20,561,622}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	May 31,
	2011	2010

Short-term debt	$5,842,924}	$4,606,361

Accrued interest payable	194,859}	214,072

Long-term debt	11,293,249}	12,054,497

Deferred income	17,719}	17,001

Other liabilities	60,477}	59,537

Derivative liabilities	477,433}	482,825

Subordinated deferrable debt	186,440}	311,440

Members’ subordinated certificates:
Membership subordinated certificates	646,161}	643,211
Loan and guarantee subordinated certificates	756,801}	769,654
Member capital securities	398,250}	397,850
Total members’ subordinated certificates	1,801,212}	1,810,715

Commitments and contingencies

CFC equity:
Retained equity	665,765}	568,577
Accumulated other comprehensive income	9,758}	8,004
Total CFC equity	675,523}	576,581
Noncontrolling interest	11,786}	10,186
Total equity	687,309}	586,767

	$20,561,622}	$20,143,215

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the years ended May 31,
	2011	2010	2009
Interest income	$1,008,911}	$1,043,635	$1,070,764
Interest expense	(841,080)	(912,111)	(935,021)

Net interest income	167,831}	131,524	135,743

Recovery of (provision for) loan losses	83,010}	30,415	(113,699)
Net interest income after recovery of (provision for) loan losses	250,841}	161,939	22,044

Non-interest income:
Fee and other income	23,646}	17,711	13,163
Settlement income	-}	22,953	-
Derivative losses	(30,236)	(20,608)	(47,028)
Results of operations of foreclosed assets	(12,028)	1,122	3,774

Total non-interest income	(18,618)	21,178	(30,091)

Non-interest expense:
Salaries and employee benefits	(42,856)	(39,113)	(36,865)
Other general and administrative expenses	(28,591)	(31,839)	(23,977)
Recovery of (provision for) guarantee liability	673}	5,281	(1,615)
Fair value adjustment on foreclosed assets	(3,961)	(6,591)	(8,014)
Loss on early extinguishment of debt	(3,928)	-	-
Other	(1,018)	(604)	(353)

Total non-interest expense	(79,681)	(72,866)	(70,824)

Income (loss) prior to income taxes	152,542}	110,251	(78,871)

Income tax (expense) benefit	(1,327)	296	5,101

Net income (loss)	151,215}	110,547	(73,770)

Less: Net (income) loss attributable to the noncontrolling interest	(1,789)	(235)	3,900

Net income (loss) attributable to CFC	$149,426}	$110,312	$(69,870)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

				Accumulated					Membership
			Total	Other	CFC	Unallocated	Members’	Patronage	Fees and
		Noncontrolling	CFC	Comprehensive	Retained	Net Income	Capital	Capital	Education
	Total	Interest	Equity	Income	Equity	(Loss)	Reserve	Allocated	Fund
Balance as of May 31, 2008	$680,212	$ 14,247}	$665,965	$ 8,827}	$657,138}	$ 44,003}	$ 187,409	$423,249	$ 2,477
Patronage capital retirement	(85,526)	-}	(85,526)	-}	(85,526)	-}	(217)	(85,309)	-}
Net loss	(73,770)	(3,900)	(69,870)	-}	(69,870)	(153,694)	(94)	82,894	1,024
Other comprehensive loss	(737)	(25)	(712)	(712)	-}	-}	-}	-}	-}
Total comprehensive loss	(74,507)	(3,925)	(70,582)
Other	(1,079)	(160)	(919)	-}	(919)	-}	-}	-}	(919)
Balance as of May 31, 2009	$519,100	$ 10,162}	$508,938	$ 8,115}	$500,823}	$ (109,691)	$ 187,098}	$420,834}	$ 2,582}
Patronage capital retirement	(41,400)	-}	(41,400)	-}	(41,400)	-}	-}	(41,400)	-}
Net income	110,547}	235}	110,312}	-}	110,312}	2,707}	4,895}	101,686}	1,024}
Other comprehensive loss	(139)	(28)	(111)	(111)	-}	-}	-}	-}	-}
Total comprehensive income	110,408}	207}	110,201}
Other	(1,341)	(183)	(1,158)	-}	(1,158)	-}	-}	-}	(1,158)
Balance as of May 31, 2010	$586,767}	$ 10,186}	$576,581}	$ 8,004}	$568,577}	$ (106,984)	$ 191,993}	$481,120}	$ 2,448}
Patronage capital retirement	(51,396)	-}	(51,396)	-}	(51,396)	-}	-}	(51,396)	-}
Net income	151,215}	1,789}	149,426}	-}	149,426}	(23,705)	80,133}	92,173}	825}
Other comprehensive income (loss)	1,726}	(28)	1,754}	1,754}	-}	-}	-}	-}	-}
Total comprehensive income	152,941}	1,761}	151,180}
Other	(1,003)	(161)	(842)	-}	(842)	-}	-}	-}	(842)
Balance as of May 31, 2011	$687,309}	$ 11,786}	$675,523}	$ 9,758}	$665,765}	$ (130,689)	$ 272,126}	$521,897}	$ 2,431}
See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$151,215}	$110,547	$(73,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(9,079)	(7,687)	(6,125)
Amortization of debt issuance costs and deferred charges	16,298}	13,011	11,431
Depreciation	2,231}	1,984	2,284
(Recovery of) provision for loan losses	(83,010)	(30,415)	113,699
(Recovery of) provision for guarantee liability	(673)	(5,281)	1,615
Results of operations of foreclosed assets	12,028}	(1,122)	(3,774)
Fair value adjustment on foreclosed assets	3,961}	6,591	8,014
Derivative forward value	23,388}	(2,696)	160,017
Purchases of trading securities	-}	-	(71,405)
Sales of trading securities	-}	-	71,405
Changes in operating assets and liabilities:
Accrued interest and other receivables	19,058}	30,032	(12,249)
Accrued interest payable	(19,213)	(35,530)	5,302
Other	6,393}	4,386	9,679

Net cash provided by operating activities	122,597}	83,820	216,123

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(7,764,118)	(6,950,561)	(9,541,927)
Principal collected on loans	6,932,195}	7,672,030	8,371,234
Net investment in fixed assets	(35,343)	(14,504)	(20,940)
Proceeds from foreclosed assets	44,884}	1,000	6,000
Investments in foreclosed assets	(133,807)	-	-
Net proceeds from sale of loans	326,707}	127,855	-
Investments in equity securities	(24)	(11,092)	(47,000)
Change in restricted cash	8,019}	(7,502)	6,253

Net cash (used in) provided by investing activities	(621,487)	817,226	(1,226,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances (repayments) of short-term debt, net	1,026,140}	5,957	(861,991)
Payments for renewal of bank lines of credit	(4,209)	(8,501)	-
Proceeds from issuance of long-term debt, net	2,412,703}	1,714,521	5,138,404
Payments for retirement of long-term debt	(2,988,805)	(2,651,172)	(3,208,325)
Payments for retirement of subordinated deferrable debt	(125,000)	-	-
Proceeds from issuance of members’ subordinated certificates	65,691}	156,197	387,557
Payments for retirement of members’ subordinated certificates	(59,824)	(69,701)	(38,048)
Payments for retirement of patronage capital	(48,097)	(39,440)	(80,150)

Net cash provided by (used in) financing activities	278,599}	(892,139)	1,337,447

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(220,291)	8,907	327,190
BEGINNING CASH AND CASH EQUIVALENTS	513,906}	504,999	177,809
ENDING CASH AND CASH EQUIVALENTS	$293,615}	$513,906	$504,999
See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$843,995	$934,630	$918,288
Cash paid for income taxes	1,329	306	419

Non-cash financing and investing activities:
Subordinated certificates and other amounts applied against loan balances	$318	$188	$1,447
Patronage capital applied against loan balances	1,737	-	87
Fair value of foreclosed assets applied as repayment of loans	165,625	-	-
Charge-offs of allowance for loan losses applied against loan balances	354,248	-	-
Net decrease in debt service reserve funds/debt service reserve certificates	-	(1,000)	(8,331)
Noncontrolling interest patronage capital applied against loan balances	200	-	43

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

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by or provide significant benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Herndon, Virginia. NCSC is a taxable cooperative that, to date, has not allocated its patronage-sourced net earnings to members. Thus, NCSC pays income tax on the full amount of its net income.

(b)	Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the consolidated accounts of CFC, RTFC and NCSC and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions, after elimination of intercompany accounts and transactions. Unless stated otherwise, references to “we, “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

CFC established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions. CFC owns and controls all of these entities and, therefore, consolidates their financial results. A full consolidation is presented for the entity formed for loan securitization transactions. CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) holds assets including a land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights in Texas. Caribbean Asset Holdings (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

Based on the accounting standards governing consolidations, affiliate equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC is reported as net income attributable to the noncontrolling interest on the consolidated statement of operations.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At May 31, 2011, CFC had guaranteed $506 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $518 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At May 31, 2011, CFC guaranteed $0.8 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2012. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At May 31, 2011, RTFC had total assets of $1,011 million including loans outstanding to members of $859 million, and NCSC had total assets of $597 million including loans outstanding of $524 million. At May 31, 2011, CFC had committed to lend RTFC up to $4,000 million, of which $844 million was outstanding. At May 31, 2011, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $633 million was outstanding, representing $127 million of outstanding loans and $506 million of credit enhancements.

At May 31, 2011, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 262 associates. Our membership includes the following:
•	834 distribution systems;
•	71 power supply systems;
•	489 telecommunications members;
•	65 statewide and regional associations; and
•	1 national association of cooperatives.

Associates are eligible to borrow, however, they are not eligible to vote on matters submitted to the membership for approval. Our members and associates are located in 49 states, the District of Columbia and two U.S. territories. All references to members within this document include members and associates.

(c)	Cash and Cash Equivalents

Cash, certificates of deposit and other investments with original maturities of less than 90 days are classified as cash and cash equivalents.

(d)	Restricted Cash

Restricted cash, which is disclosed separately on the consolidated balance sheet, represents cash and cash equivalents for which use is contractually restricted.

The restricted cash types totaling $8 million and $14 million at May 31, 2011 and 2010, respectively, related to Clean Renewable Energy Bonds (“CREBs”) that were issued in February 2008 and October 2009 represent the following:

•
Cash proceeds from the issuance of CREBs that may be used only for funding CREBs loan advances to participating members to reimburse them for costs related to construction, refinancing and reimbursement of capital expenditures related to qualifying renewable energy projects. We may invest these funds, and the interest earned on the invested cash is restricted as it may be used only to fund qualifying projects.

•
Cash proceeds from the issuance of CREBs that may be used only to reimburse us for the costs of issuing the CREBs. These funds are held by the trustee and are only released to us to cover the costs of issuance, for which we must submit invoices for reimbursement. We may invest these funds, and the interest earned on the invested cash is restricted and may be used only to cover issuance expenses and to fund qualifying projects.

•
Cash from principal payments from members on CREBs loans that may be used only to make debt service payments to bond investors. We collect principal and interest payments from borrowers quarterly. We may withdraw the interest collected on CREBs loans at any time. We may invest these funds, and the interest earned on the invested cash is not restricted and may be withdrawn at any time.

At May 31, 2010, restricted cash also included cash pledged as collateral for collateral trust bonds issued under our 1972 indenture totaling $2 million. This cash was classified in restricted cash because the funds were contractually required to be pledged with our collateral trust bond trustee to satisfy the debt obligation in case of default. The funds could be invested and the interest earned on the invested cash was not restricted and could be withdrawn at any time. All collateral trust bonds outstanding under the 1972 indenture matured during fiscal year 2011.

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

We account for our investments in available-for-sale securities based on the accounting standards for debt and equity securities. Available-for-sale securities are carried at fair value. Unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive income. Realized gains or losses are measured and reclassified from accumulated other comprehensive income into earnings when investments are sold or when an other-than-temporary impairment exists.

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

(f)        Loans to Members

Loans to members are reported at historical cost based on their outstanding principal balances. Loan origination costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the life of the loan as a reduction to interest income.

(g)        Allowance for Credit Losses

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is reported as a separate line item on the consolidated statement of operations.

We review the estimates and assumptions used in the calculations of the loan loss allowance on a quarterly basis. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to expected losses. The allowance is based on estimates and, accordingly, actual losses may differ from the allowance amount. The methodology used to calculate the loan loss allowance is summarized below.

The loan loss allowance is calculated by dividing the portfolio into two categories of loans:
(1)	the general portfolio, which comprises loans that are performing according to the contractual agreements; and
(2)
the impaired portfolio, which comprises loans that (i) are not currently performing or (ii) for various reasons we do not expect to collect all amounts as and when due and payable under the loan agreement or (iii) are performing according to a restructured loan agreement, but as a result of the troubled debt restructuring are required to be classified as impaired.

General Portfolio
The general portfolio of loans consists of all loans not specifically identified as impaired. We disaggregate the loans in the general portfolio by borrower type: CFC, RTFC and NCSC. We further disaggregate the CFC loan portfolio by member class: distribution, power supply and statewide and associates.

We use the following factors to determine the loan loss allowance for the general portfolio category:

•	Internal risk ratings system. We maintain risk ratings for our borrowers that are updated at least annually and are based on the following:
-	general financial condition of the borrower;
-	our estimate of the adequacy of the collateral securing our loans;
-	our judgment of the quality of the borrower’s management;
-	our judgment of the borrower’s competitive position within its service territory and industry;
-	our estimate of the potential impact of proposed regulation and litigation; and
-	other factors specific to individual borrowers or classes of borrowers.
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

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan.

In addition to the loan loss allowance for the general portfolio based on the factors above, we maintain an unallocated reserve for the general portfolio. Our unallocated reserve has two components:

•
A single-obligor reserve to cover the additional risk associated with large loan exposures. This unallocated reserve is based on our internal risk ratings and is based on exposures above an established threshold.

•
An economic and environmental reserve to cover factors we believe are currently affecting the financial results of borrowers but are not reflected in our internal risk rating process and, therefore, present an increased risk of losses incurred as of the balance sheet date. We use annual audited financial statements from our borrowers as part of our internal risk rating process. There could be a lag between the time various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and, therefore, the internal risk rating we determine for the borrower. Our Corporate Credit Committee makes a quarterly determination of the percentage to apply to loans in the general portfolio as an additional reserve. This reserve component may be set at up to 10 percent of the amount of the calculated general loan loss allowance for each type of loan exposure.

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

All loans are written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. The determination to write off all or a portion of a loan balance is made based on various factors on a case-by-case basis including, but not limited to, cash flow analysis and the fair value of collateral securing the borrower’s loans.

Allowance for Unadvanced Loan Commitments
We do not maintain an allowance for the majority of our unadvanced loan commitments as the loans are generally subject to material adverse change clauses that would not require us to continue to lend to a borrower experiencing a material adverse change in their business or financial condition. The methodology used to determine an estimate of probable losses for unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each loan advance is consistent with the methodology used to determine the allowance for loan losses. Due to the nature of unadvanced commitments, the estimate of probable losses also considers the probability of funding such loans based on our historical average utilization rate for committed lines of credit. The reserve for unadvanced commitments is included in the other liabilities line item on the consolidated balance sheet. Changes to the reserve for unadvanced commitments are recorded in the consolidated statement of operations in other non-interest expense.

Guarantee Liability
We maintain a guarantee liability that represents our contingent and non-contingent exposure related to guarantees and standby liquidity obligations associated with our members’ debt. The guarantee liability is included in the other liabilities line item on the consolidated balance sheet, and the provision for guarantee liability is reported in non-interest expense as a separate line item on the consolidated statement of operations.

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

(h)          Non-performing Loans

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

(i)         Loan Sales

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our balance sheet when control has been surrendered. We recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing obligations on these loans in return for a market-based fee. As a result, we have not recorded a servicing asset or liability.

During the year ended May 31, 2011, we sold CFC distribution and power supply loans with outstanding principal balances totaling $327 million at par to the Federal Agricultural Mortgage Corporation for cash. During the year ended May 31, 2010, we sold distribution loans with outstanding principal balances totaling $128 million at par to the Federal Agricultural Mortgage Corporation for cash. We recorded a loss on sale of loans totaling $0.2 million and $0.1 million, respectively, representing the unamortized deferred loan origination costs and transaction costs for the loans sold during the fiscal years ended May 31, 2011 and 2010. During the year ended May 31, 2009, no outstanding loans were sold.

During the years ended May 31, 2011, 2010, and 2009 we recognized $2 million, $1 million and $1 million, respectively, in servicing fees on all direct loan sale and loan securitization transactions.

(j)         Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense (approximately $2 million in fiscal years 2011, 2010 and 2009) is computed on the straight-line method over estimated useful lives ranging from two to 10 years. Construction in progress primarily includes materials, labor, engineering, site development costs, interest and other costs relating to the construction and development of our new headquarters building, which is not depreciated until placed into service. Interest capitalized in connection with the construction of long-lived assets was not material for the years ended May 31, 2011, 2010 and 2009. Fixed assets consisted of the following as of May 31:

(dollar amounts in thousands)	2011	2010
Furniture and fixtures	$2,972	$3,149
Computer software and hardware	20,685	14,796
Other	1,177	1,104
Less: accumulated depreciation	(13,926)	(13,591)
Land	36,770	35,845
Construction-in-progress, building and software	41,116	14,379
Fixed assets, net	$88,794	$55,682

(k)          Debt Service Reserve Fund

At May 31, 2011 and 2010, we had $46 million pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (i) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (ii) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund at May 31, 2011 and 2010. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2011, no guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in no reduction to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2010, $20 million of guaranteed bonds requiring a debt service reserve fund were fully repaid, and no new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $1 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

(l)         Foreclosed Assets

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

(m)          Derivative Financial Instruments

We are neither a dealer nor a trader in derivative financial instruments. We use derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. If applicable hedge accounting criteria are satisfied, the change in fair value of derivative instruments is recorded to other comprehensive income, and net cash settlements are recorded in interest expense. The gain or loss on derivatives used as a cash flow hedge of a forecasted debt transaction is recorded as a component of other comprehensive income and amortized as interest expense using the effective interest method over the term of the hedged debt. Any ineffectiveness in the hedging relationship is recognized as cash settlements in the period for which ineffectiveness has been determined in the derivative gains (losses) line item.

A transition adjustment of $62 million was recorded as an other comprehensive loss on June 1, 2001, the date we implemented the accounting standards for derivative financial instruments. This amount will be amortized into earnings through April 2029 in the derivative gains (losses) line of the statement of operations.

Cash activity associated with interest rate swaps is classified as an operating activity in the consolidated statements of cash flows.

(n)          Debt

Debt securities are reported at cost net of discounts or premiums. Issuance costs on all debt except dealer commercial paper and discounts are deferred and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the legal maturity of each bond issue. Issuance costs on dealer commercial paper are recognized as incurred.

(o)          Membership Fees

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

(p)          Unadvanced Loan Commitments

Unadvanced commitments represent amounts for which we have approved and executed loan contracts, but the funds have not been advanced. The majority of the unadvanced commitments reported represent amounts that are subject to material adverse change clauses at the time of the loan advance. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. The remaining unadvanced commitments relate to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan.

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause.

Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to cover multiple-year maintenance and capital expenditure work plans for periods of up to five years and draw down on the facility over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items.

The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements.

(q)          Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our member borrowers. These financial instruments include committed lines of credit, standby letters of credit and guarantees of members’ obligations. The expected inherent loss related to our off-balance sheet financial instruments is recorded in the other liabilities line item on the consolidated balance sheet.

(r)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Interest on long-term fixed-rate loans (1)	$904,464}	$897,648	$890,367
Interest on long-term variable-rate loans (1)	48,528}	78,518	92,975
Interest on line of credit loans (1)	44,346}	56,055	75,604
Interest on investments (2)	3,830}	5,245	5,683
Fee income (3)	7,743}	6,169	6,135
Total interest income	$1,008,911}	$1,043,635	$1,070,764
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

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $12 million at May 31, 2011 and 2010.

(s)          Interest Expense

The following table presents the components of interest expense for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Interest expense on debt (1):
Commercial paper and bank bid notes	$8,886}	$7,489	$58,688
Medium-term notes	241,545}	278,972	326,313
Collateral trust bonds	306,332}	320,059	290,152
Subordinated deferrable debt	13,358}	19,663	19,663
Subordinated certificates	82,057}	79,391	55,330
Long-term notes payable	167,700}	184,958	164,306
Debt issuance costs (2)	10,358}	10,927	10,158
Fee expense (3)	10,844}	10,652	10,411
Total interest expense	$841,080}	$912,111	$935,021
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

(t)         Settlement Income

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

(u)          Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on unrelated business taxable income. RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources that is allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers. NCSC is a taxable cooperative that, to date, has not allocated its patronage-sourced net earnings to members. Thus, NCSC pays income tax on the full amount of its net income.

The income tax expense recorded in the consolidated statement of operations for the years ended May 31, 2011, 2010 and 2009 represents the income tax expense for RTFC and NCSC at the combined federal and applicable state income tax rates resulting in approximately 38 percent tax rate. Additionally, fines or penalties assessed against RTFC and NCSC, if any, are recorded in income tax expense.

(v)          Comprehensive Income

Comprehensive income includes our net income, unrealized gains and losses on derivatives and available-for-sale securities, and the reclassification adjustment for realized gains on derivatives related to the amortization of our derivative transition adjustment and cash settlement gains on hedged forecasted debt transactions. Comprehensive income is calculated as follows for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Net income (loss)	$151,215}	$110,547	$(73,770)
Other comprehensive income:
Add: Unrealized (losses) gains on securities	(30)	515	-
Unrealized gains on derivatives	2,551}	-	-
Less: Realized gains on derivatives	(795)	(654)	(737)
Comprehensive income (loss)	152,941}	110,408	(74,507)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(1,761)	(207)	3,925
Comprehensive income (loss) attributable to CFC	$151,180}	$110,201	$(70,582)

(w)          Operating Lease Obligations

On October 18, 2005, we entered into a three-year agreement to lease 107,228 square feet of office, meeting and storage space in two office buildings located in Herndon, Virginia. We subsequently exercised options to extend the lease for two additional one-year periods. In April 2009, we amended the lease to further extend the term until October 2011 with the option for us to extend the lease for two additional one-year periods. The terms of these extensions are similar to the initial three-year lease. We have allowed the options to extend past October 2011 to expire. The future minimum lease payments related to the remaining term of the lease is $1 million for the year ended May 31, 2012.

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

We recognize rental expense on a straight-line basis, which requires taking the total scheduled lease payments divided by the number of months in the lease term. During each of the years ended May 31, 2011, 2010 and 2009, we recognized rental expense of $3 million.

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

(y)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2011.

(2)         Investments in Equity Securities

The activity for our investments in equity securities is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2011	2010
Beginning balance	$58,607}	$47,000
Investments purchased	24}	26,092
Investments redeemed	-}	(15,000)
Fair value adjustment on available-for-sale securities	(30)	515
Ending balance	$58,601}	$58,607

At May 31, 2011 and 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series C preferred stock totaling $58 million. During the year ended May 31, 2010, we issued secured notes totaling $625 million under Federal Agricultural Mortgage Corporation note purchase agreements that resulted in the purchase of $25 million in Federal Agricultural Mortgage Corporation Series C preferred stock. Additionally, we issued secured notes totaling $29 million of Clean Renewable Energy Bonds Series 2009A that resulted in the purchase of $1 million in Federal Agricultural Mortgage Corporation Series C preferred stock during the year ended May 31, 2010. On January 25, 2010, the Federal Agricultural Mortgage Corporation repurchased and retired its $15 million Federal Agricultural Mortgage Corporation Series B-1 preferred stock at par plus the pro-rata dividends calculated through the repurchase date.

At May 31, 2011 and 2010, our investments in equity securities also included investments in the Federal Agricultural Mortgage Corporation Series A common stock. Our investment in this Series A common stock is accounted for as available-for-sale securities and recorded in the consolidated balance sheets at fair value. At May 31, 2011 and 2010, the carrying value was $1 million, which included the $0.5 million cost of purchases and an unrealized gain of $0.5 million recorded in accumulated other comprehensive income on the consolidated balance sheet.

Starting in March 2011, under a note purchase agreement entered into with the Federal Agricultural Mortgage Corporation, if required by the terms of a pricing agreement for an advance, we may be required to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount equal to 4 percent of the applicable advance, unless the advance is to refinance a prior advance that did not initially require a stock purchase, or if we already own or have agreed to purchase such stock in an amount equal to 4 percent of the aggregate principal amount of all notes outstanding under all note purchase agreements with the Federal Agricultural Mortgage Corporation. As part of our agreement with the Federal Agricultural Mortgage Corporation to guarantee our secured Clean Renewable Energy Bonds Series 2009A, the percentage of debt we are required to purchase is 2 percent. Cash dividends compound quarterly at the annual rate of 5 percent for the first five years, 7 percent for the second five years and 9 percent following the 10th anniversary of the issue date, so long as the preferred stock remains outstanding. The Federal Agricultural Mortgage Corporation is entitled, in its sole discretion, to redeem some or all of the issued and outstanding shares of the Series C preferred stock subject to receipt of the prior written approval of the Farm Credit Administration, if required, on the first anniversary of the issue date and on each subsequent dividend payment date. See Note 6, Long-Term Debt, for additional information on our note purchase agreements with the Federal Agricultural Mortgage Corporation.

(3)         Loans and Commitments

We are a cost-based lender that offers long-term fixed and variable-rate loans and line of credit loans. On long-term loans, borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate. Unadvanced commitments are approved and executed loan contracts for which the funds have not yet been advanced. Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows at May 31:

	2011			2010
(dollar amounts in thousands)	Loans Outstanding		Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2):
Long-term fixed-rate loans (1)	$16,404,940}	$	-}	$15,412,987	$-
Long-term variable-rate loans (1)	1,278,391}		5,461,484}	2,088,829	5,154,990
Loans guaranteed by RUS (3)	226,695}		-}	237,356	-
Line of credit loans	1,414,650}		8,609,191}	1,599,233	9,039,448
Total loans outstanding	19,324,676}		14,070,675}	19,338,405	14,194,438
Deferred origination costs	6,121}		-}	4,299	-
Less: Allowance for loan losses	(161,177)		-}	(592,764)	-
Net loans outstanding	$19,169,620}		$14,070,675}	$18,749,940	$14,194,438

Total by member class (2):
CFC:
Distribution	$13,760,228}		$9,369,765}	$13,459,053	$9,536,360
Power supply	4,092,290}		3,579,437}	3,769,794	3,599,560
Statewide and associate	88,961}		125,483}	86,182	112,812
CFC total	17,941,479}		13,074,685}	17,315,029	13,248,732
RTFC	859,122}		366,060}	1,671,893	441,719
NCSC	524,075}		629,930}	351,483	503,987
Total loans outstanding	$19,324,676}		$14,070,675}	$19,338,405	$14,194,438
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes non-performing and restructured loans.
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members by loan and borrower type included in the table above are summarized as follows at May 31:

	2011			2010
	Loans		Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	Outstanding		Commitments (1)	Outstanding	Commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194}	$	-}	$8,500	$-
Line of credit loans	23,150}		2,586}	16,000	-
RTFC:
Long-term fixed-rate loans (1)	-}		-}	8,960	-
Long-term variable-rate loans (1)	-}		-}	469,596	677
Line of credit loans	-}		-}	57,471	-
Total non-performing loans	$31,344}		$2,586}	$560,527	$677

Restructured loans:
CFC:
Long-term fixed-rate loans (1)	$40,413}	$	-}	$41,538	$-
Long-term variable-rate loans (1)	433,968}		91,837}	462,397	140,755
Line of credit loans	-}		5,000}	-	12,500
RTFC:
Long-term fixed-rate loans	-}		-}	3,293	-
Long-term variable-rate loans	-}		-}	816	-
Total restructured loans	$474,381}		$96,837}	$508,044	$153,255
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

Unadvanced Loan Commitments
A total of $999 million and $931 million of line of credit unadvanced commitments at May 31, 2011 and 2010, respectively, represented unadvanced commitments related to committed line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. The following table summarizes the available balance under committed lines of credit at May 31, 2011, and the related notional maturities by fiscal year as follows:

		Notional Maturities of Committed Lines of Credit
	Available
(dollar amounts in thousands)	Balance	2012	2013	2014	2015	2016
Committed lines of credit	$998,710	$195,285	$211,641	$423,854	$93,125	$74,805

The remaining available amounts at May 31, 2011 and 2010 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to cover maintenance and capital expenditure work plans for periods of up to five years and draw down on the facility over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items.

The above items all contribute to our expectation that the majority of the unadvanced commitments will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements.

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class at May 31:

	2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$3,745	$27,599	$31,344	$13,728,884	$13,760,228	$465,312
Power supply	-	-	-	4,092,290	4,092,290	-
Statewide and associate	-	-	-	88,961	88,961	-
CFC total	3,745	27,599	31,344	17,910,135	17,941,479	465,312
RTFC	-	-	-	859,122	859,122	-
NCSC	-	-	-	524,075	524,075	-
Total loans outstanding	$3,745	$27,599	$31,344	$19,293,332	$19,324,676	$465,312

As a % of total loans	0.02%	0.14%	0.16%	99.84%	100.00%	2.41%
(1) All loans 90 days or more past due are on non-accrual status.

	2010
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$24,500	$-	$24,500	$13,434,553	$13,459,053	$486,897
Power supply	-	-	-	3,769,794	3,769,794	-
Statewide and associate	-	-	-	86,182	86,182	-
CFC total	24,500	-	24,500	17,290,529	17,315,029	486,897
RTFC	-	536,027	536,027	1,135,866	1,671,893	536,027
NCSC	-	-	-	351,483	351,483	-
Total loans outstanding	$24,500	$536,027	$560,527	$18,777,878	$19,338,405	$1,022,924

As a % of total loans	0.13%	2.77%	2.90%	97.10%	100.00%	5.29%
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
(i)  Pass:  borrowers that are not experiencing difficulty and/or showing a potential or well-defined credit weakness.
(ii) Criticized:  includes borrowers categorized as special mention, substandard and doubtful as described below:
•
Special mention:  borrowers that may be characterized by a potential credit weakness or deteriorating financial condition that is not sufficiently serious to warrant a classification of substandard or doubtful.

•	Substandard: borrowers that display a well-defined credit weakness that may jeopardize the full collection of principal and interest.
•	Doubtful: borrowers that have a well-defined weakness and the full collection of principal and interest is questionable or improbable.

Each risk rating is reassessed annually based on the timing of when we receive the borrower’s audited financial statements; however, interim downgrades and upgrades may take place at any time as significant events or trends occur.

The following table presents our loan portfolio by risk rating category and member class based on available data as of May 31:

	2011			2010
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,728,884	$31,344	$13,760,228	$13,225,155	$233,898	$13,459,053
Power supply	4,092,290	-	4,092,290	3,769,794	-	3,769,794
Statewide and associate	88,961	-	88,961	86,182	-	86,182
CFC total	17,910,135	31,344	17,941,479	17,081,131	233,898	17,315,029
RTFC	850,817	8,305	859,122	1,118,402	553,491	1,671,893
NCSC	524,075	-	524,075	351,483	-	351,483
Total loans outstanding	$19,285,027	$39,649	$19,324,676	$18,551,016	$787,389	$19,338,405

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. At May 31, 2011 and 2010, loans outstanding to borrowers in any state or territory did not exceed 19 percent and 17 percent, respectively, of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. At May 31, 2011 and 2010, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent and 2.6 percent, respectively, of total loans and guarantees outstanding. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2010, the 10 largest borrowers included three distribution systems, six power supply systems and one telecommunication system. The following table shows the exposure to the 10 largest borrowers as a percentage of total credit exposure broken down by exposure type and by borrower type at May 31:

	2011		2010
(dollar amounts in thousands)	Amount	%	Amount	%
Total by type:
Loans	$3,206,808}	16%	$3,478,271	17%
Guarantees	302,771}	1	342,325	2
Total credit exposure to 10 largest borrowers	$3,509,579}	17%	$3,820,596	19%

Total by borrower type:
CFC	$3,488,329}	17%	$3,274,247	16%
RTFC	-}	-}	523,849	3
NCSC	21,250}	-}	22,500	-
Total credit exposure to 10 largest borrowers	$3,509,579}	17%	$3,820,596	19%

Interest Rates
Below is the weighted-average loan balance and weighted-average yield earned during the fiscal years ended May 31:

	2011		2010
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$16,297,697}	5.55%	$15,456,301	5.81%
Long-term variable-rate loans	914,979}	4.98	1,609,562	4.68
Line of credit loans	1,415,919}	3.13	1,652,154	3.39
Restructured loans	487,570}	0.57	521,570	0.61
Non-performing loans	242,890}	0.06	523,813	-
Total loans	$19,359,055}	5.15	$19,763,400	5.22

Total by borrower type:
CFC	$17,787,856}	5.15%	$17,681,663	5.29%
RTFC	1,107,287}	4.98	1,718,100	4.21
NCSC	463,912}	5.68	363,637	6.61
Total	$19,359,055}	5.15	$19,763,400	5.22

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

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2011, which will be subject to interest rate repricing during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(dollar amounts in thousands)	Amount repricing	Weighted-average interest rate
2012	$1,796,195	5.14%
2013	1,699,673	4.92
2014	1,143,556	5.27
2015	855,487	5.58
2016	706,016	5.57
Thereafter	2,122,600	6.19

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

The following table summarizes the principal amortization of long-term loans by loan type in each of the five fiscal years following May 31, 2011 and thereafter as follows:

	Fixed-rate		Variable-rate
	Loan	Weighted-average	Loan	Total loan
(dollar amounts in thousands)	amortization (1)	interest rate	amortization (1)	amortization (1)
2012	$1,058,853	5.45%	$75,114	$1,133,967
2013	1,020,831	5.11	276,411	1,297,242
2014	891,657	5.43	161,208	1,052,865
2015	831,854	5.57	45,921	877,775
2016	821,290	5.62	47,503	868,793
Thereafter	11,978,771	5.80	700,613	12,679,384
Total	$16,603,256	5.70	$1,306,770	$17,910,026
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Loan Security
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured lines of credit. In addition to the lien and security interest we receive under the mortgage, our member borrowers are also required to set rates charged to their customers to achieve certain financial ratios as required by loan covenants.

The following table summarizes our secured and unsecured loans outstanding by loan and borrower type at May 31:

(dollar amounts in thousands)	2011				2010
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,583,068	95%	$821,872	5%	$14,799,859	96%	$613,128	4%
Long-term variable-rate loans	1,207,580	94	70,811	6	1,994,664	95	94,165	5
Loans guaranteed by RUS	226,695	100	-	-	237,356	100	-	-
Line of credit loans	107,193	8	1,307,457	92	265,427	17	1,333,806	83
Total loans outstanding	$17,124,536	89	$2,200,140	11	$17,297,306	89	$2,041,099	11

Total by borrower type:
CFC	$16,180,454	90%	$1,761,025	10%	$15,585,788	90%	$1,729,241	10%
RTFC	628,020	73	231,102	27	1,429,982	86	241,911	14
NCSC	316,062	60	208,013	40	281,536	80	69,947	20
Total loans outstanding	$17,124,536	89	$2,200,140	11	$17,297,306	89	$2,041,099	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss reserves. The activity in the loan loss allowance account summarized in the tables below reflects a disaggregation of the allowance for loan losses held at CFC based on borrower type as of and for the years ended May 31:

2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655}	$406,214}	$8,895}	$592,764}
(Recovery of) provision for loan losses	(34,160)	(49,016)	166}	(83,010)
Charge-offs	-}	(354,248)	(28)	(354,276)
Recoveries	211}	5,439}	49}	5,699}
Balance as of May 31, 2011	$143,706}	$8,389}	$9,082}	$161,177}

Ending balance of the allowance:
Collectively evaluated	$107,130}	$8,389}	$9,082}	$124,601}
Individually evaluated	36,576}	-}	-}	36,576}
Total ending balance of the allowance	$143,706}	$8,389}	$9,082}	$161,177}

Recorded investment in loans:
Collectively evaluated	$17,435,754}	$859,122}	$524,075}	$18,818,951}
Individually evaluated	505,725}	-}	-}	505,725}
Total recorded investment in loans	$17,941,479}	$859,122}	$524,075}	$19,324,676}

Loans to members, net	$17,797,773}	$850,733}	$514,993}	$19,163,499}

	2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2009	$224,688}	$378,194	$20,078}	$622,960}
(Recovery of) provision for loan losses	(47,245)	28,020	(11,190)	(30,415)
Charge-offs	-}	-	(108)	(108)
Recoveries	212}	-	115}	327}
Balance as of May 31, 2010	$177,655}	$406,214	$8,895}	$592,764}

Ending balance of the allowance:
Collectively evaluated	$134,106}	$12,496	$8,895}	$155,497}
Individually evaluated	43,549}	393,718	-}	437,267}
Total ending balance of the allowance	$177,655}	$406,214	$8,895}	$592,764}

Recorded investment in loans:
Collectively evaluated	$16,786,594}	$1,135,866	$351,483}	$18,273,943}
Individually evaluated	528,435}	536,027	-}	1,064,462}
Total recorded investment in loans	$17,315,029}	$1,671,893	$351,483}	$19,338,405}

Loans to members, net	$17,137,374}	$1,265,679	$342,588}	$18,745,641}

	2009
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2008	$247,443}	$244,567}	$22,896}	$514,906}
(Recovery of) provision for loan losses	(22,967)	139,377}	(2,711)	113,699}
Charge-offs	-}	(5,770)	(218)	(5,988)
Recoveries	212}	20}	111}	343}
Balance as of May 31, 2009	$224,688}	$378,194}	$20,078}	$622,960}

(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception $18 thousand and $109 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at May 31, 2010 and 2009, respectively.

Impaired Loans
Our allowance for loan losses includes a specific valuation allowance related to individually impaired loans and a general reserve for other probable incurred losses. Our recorded investment in individually impaired loans and the related specific valuation allowance is summarized below by member class at May 31:

	2011		2010
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$40,413	$-	$41,538	$-

With a specific allowance recorded
CFC/Distribution	465,312	36,576	486,897	43,549
RTFC	-	-	536,027	393,718
Total	465,312	36,576	1,022,924	437,267
Total impaired loans	$505,725	$36,576	$1,064,462	$437,267

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of May 31, 2011 and 2010.

The table below shows the average recorded investment in impaired loans and the interest income recognized by member class for the years ended May 31:

	Average recorded investment			Interest income recognized
(in thousands)	2011	2010	2009	2011	2010	2009
CFC/Distribution	$512,316	$514,738	$548,534	$2,789	$2,861	$3,141
RTFC	206,945	523,820	497,885	-	-	-
Total impaired loans	$719,261	$1,038,558	$1,046,419	$2,789	$2,861	$3,141

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status for the year ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Non-performing loans	$8,886}	$29,223	$29,817
Restructured loans	22,208}	23,627	26,421
Total	$31,094}	$52,850	$56,238

At May 31, 2011 and 2010, non-performing loans also included $31 million and $25 million, respectively, of non-performing loans to an electric distribution cooperative in the process of developing geothermal generation capability. This borrower filed for bankruptcy in September 2010. At May 31, 2010, non-performing loans also included $536 million to Innovative Communication Corporation (“ICC”). ICC was a diversified telecommunications company headquartered in St. Croix, USVI. All loans to ICC were on non-accrual status since February 1, 2005. RTFC was the primary secured lender to ICC. RTFC has assigned to CFC its rights with respect to the entities transferred as partial repayment of its loan from CFC. During fiscal year 2011, CAH obtained control of the USVI, British Virgin Island and St. Maarten operating entities of ICC. These transactions resulted from the transfer of ICC’s assets in bankruptcy. As a result, the ICC loan balance decreased from $536 million at May 31, 2010 to zero based on the following activity during the year ended May 31, 2011.

(dollar amounts in thousands)
ICC loan balance at May 31, 2010	$536,027
Plus: Loan advances prior to transfer of control	2,197
ICC loan balance at October 6, 2010	538,224
Activity resulting from transfer of control:
Payments to third parties under inter-creditor agreement and transaction fees	14,000
Fair value of ICC's operating entities transferred	(165,625)
Redemption of an ICC subsidiary’s preferred stock	(30,000)
Offset for patronage capital allocated to ICC by RTFC	(2,351)
ICC loan charge-off	$354,248

See further discussion in Note 4, Foreclosed Assets.

At May 31, 2011 and 2010, we had $434 million and $462 million, respectively, of restructured loans outstanding to an electric distribution cooperative that provides retail electric service to residential and business customers. All restructured loans have been on non-accrual status since January 1, 2001. In addition, a total of $20 million was outstanding under a capital expenditure loan facility, which was classified as a performing loan at both May 31, 2011 and 2010. Total loans to this borrower at May 31, 2011 and 2010 represented 2.2 percent and 2.4 percent, respectively, of our total loans and guarantees outstanding.

The loans to this electric distribution cooperative were restructured under the terms of a bankruptcy settlement from 2002 and it is scheduled to make quarterly payments to us through December 2037. As part of the restructuring, we may be obligated to provide senior secured capital expenditure loans to this borrower for electric distribution infrastructure through December 2012. Under the facility, advances are limited to $46 million per year. As of May 31, 2011, there is $92 million available under this loan facility. Loans advanced under this facility will be made at the standard terms offered to all borrowers and will require debt service payments in addition to the quarterly payments required under the restructured loan. To date, all payments required under the restructure agreement and capital expenditure loan facility have been received. Under the terms of the restructure agreement, this borrower has the option to prepay the loan for the lesser of their outstanding balance or $405 million plus an interest payment true-up on or after December 13, 2008. To date, we have not received notice from this borrower that it intends to prepay the loan. This borrower and CFC have no claims related to any of the legal actions asserted before or during the bankruptcy proceedings. Our legal claim against this borrower is limited to its performance under the terms of the bankruptcy settlement.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at May 31, 2011.

Pledging of Loans and Loans on Deposit
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see Note 6, Long-Term Debt) at May 31:

(dollar amounts in thousands)		2011	2010
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes		$4,605,921}	$3,951,445
Collateral trust bonds outstanding		4,050,000}	3,500,000

1994 indenture
Distribution system mortgage notes		$1,740,956}	$2,081,716
RUS-guaranteed loans qualifying as permitted investments		-}	207,136
Total pledged collateral		$1,740,956}	$2,288,852
Collateral trust bonds outstanding		1,475,000}	1,980,000

1972 indenture
Cash	$	-}	$2,032
Collateral trust bonds outstanding		-}	1,736

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes		$1,786,777}	$2,094,604
Notes payable outstanding		1,410,800}	1,587,200

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes		$29,857}	$33,895
Cash		7,664}	12,913
Total pledged collateral		$37,521}	$46,808
Notes payable outstanding		25,294}	27,101

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program (see Note 6, Long-Term Debt). The following table shows the collateral on deposit and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2011	2010
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,616,040}	$3,559,863
Notes payable	3,150,000}	3,000,000

The $3,150 million and $3,000 million, respectively, of notes payable to the Federal Financing Bank at May 31, 2011 and 2010 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event exists if our senior secured debt does not have at least one of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service or (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,616 million at May 31, 2011, would be pledged as collateral rather than held on deposit. At May 31, 2011, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+, and A1, respectively. At May 31, 2011, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

A total of $2,150 million and $2,000 million of these notes payable to the Federal Financing Bank at May 31, 2011 and 2010, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,508 million at May 31, 2011, would be pledged as collateral rather than held on deposit. The financial expert position on CFC’s Board of Directors has been filled since March 2007.

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At May 31, 2011, all foreclosed assets were held by two subsidiaries controlled by CFC: DRP and CAH. At May 31, 2010, all foreclosed assets were held by DRP. These assets did not meet the criteria to be classified as held for sale at May 31, 2011 and 2010.

The activity for foreclosed assets is summarized below as of and for the years ended May 31:

		2011			2010
(dollar amounts in thousands)		CAH	DRP	Total	DRP
Beginning balance	$	-}	$42,252}	$42,252}	$48,721}
Results of operations		(11,903)	(125)	(12,028)	1,122}
Entity value at transfer		253,896}	-}	253,896}	-}
Cash investments (proceeds)		4,650}	(3,998)	652}	(1,000)
Fair value adjustment		-}	(3,961)	(3,961)	(6,591)
Ending balance		$246,643}	$34,168}	$280,811}	$42,252}

CAH
On October 6, 2010, CFC, through its wholly owned subsidiary CAH, obtained control of 100 percent of the equity interests of ICC’s USVI operating entities and on March 1, 2011, CAH obtained control of 100 percent of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities. RTFC assigned to CFC its rights with respect to the entities transferred as partial repayment of its loan from CFC. The transaction, completed in two phases, resulted from the transfer of ICC’s assets in bankruptcy. CFC recorded an initial investment of $254 million to foreclosed assets, which includes the $166 million fair value of the entities transferred and an additional investment of $88 million to these entities to pay down or fully settle third-party debt obligations outstanding prior to the transfer. The fair value of $166 million for the entities transferred included $88 million of third-party debt obligations. The $88 million of third-party debt obligations was paid off with the $88 million additional investment made by CFC as part of the transfer of control.

The transfer of ICC’s operating entities to CAH was accounted for using the purchase method of accounting. The purchase price of $166 million was derived from the enterprise value of the all entities transferred, less debt obligations, plus cash received on the closing date for the transfer of control. The second step in the process, estimating the fair value of the identifiable assets acquired and liabilities assumed at each entity transferred, was completed during the fourth quarter of fiscal year 2011.

The USVI, British Virgin Island and St. Maarten entities transferred to CFC include the following:
•	a regulated incumbent local exchange carrier offering local telephone and broadband services to both business and residential customers in the USVI;
•	an Internet service provider serving digital subscriber line (DSL) and dial-up customers in the USVI;
•	a long-distance service provider offering interstate and international voice and data services for both business and residential markets in the USVI;
•	a wireless telephone service provider in the USVI; and
•	providers of cable television services in St. Thomas, St. John and St. Croix, USVI, the British Virgin Islands and St. Maarten.

DRP
During the first quarter of fiscal year 2011, we foreclosed on one of two land development loans included in foreclosed assets at May 31, 2010, and took ownership of the underlying assets. Additionally, we received $4 million of cash receipts, net of estimated closing costs, related to the partial sale of collateral for the remaining land development loan. This land development loan was classified as impaired and on non-accrual status with regard to the recognition of interest income at May 31, 2011 and 2010.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding and the effective interest rates at May 31:

	2011		2010
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,471,715}	0.26%	$840,082}	0.32%
Commercial paper sold directly to members, at par	1,189,770}	0.23	999,449}	0.31
Commercial paper sold directly to non-members, at par	55,160}	0.21	52,989}	0.34
Total commercial paper	2,716,645}	0.25	1,892,520}	0.32
Daily liquidity fund sold directly to members	308,725}	0.15	371,710}	0.24
Bank bid notes	295,000}	0.60	30,000}	0.61
Subtotal short-term debt	3,320,370}	0.27	2,294,230}	0.31

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,986,891}	6.12	693,522}	4.50
Medium-term notes sold to members	266,067}	1.91	529,215}	2.94
Secured collateral trust bonds	5,000}	7.45	906,537}	3.14
Member subordinated certificates	12,440}	3.29	-}	-
Secured notes payable	247,507}	1.41	178,207}	1.42
Unsecured notes payable	4,649}	5.22	4,650}	5.21
Total long-term debt maturing within one year	2,522,554}	5.20	2,312,131}	3.38
Total short-term debt	$5,842,924}	2.40	$4,606,361}	1.85

We issue commercial paper for periods of one to 270 days. We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines for liquidity purposes. We do not pay a commitment fee for bank bid notes. The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements at May 31:

(dollar amounts in thousands)	2011	2010	Termination Date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Three-year agreement	1,370,526	1,334,309	March 8, 2013	25 basis points
Three-year agreement	1,125,000	-	March 21, 2014	15 basis points
Five-year agreement	-	967,313	March 22, 2011	6 basis points
Total	$3,544,526	$3,350,622
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

Effective November 15, 2010, we exercised our right to increase the aggregate amount of the commitment under the three-year revolving credit agreement expiring on March 8, 2013 by $50 million to a total of $1,385 million. We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. The available amount under this facility at May 31, 2011 and 2010 is reduced by total letters of credit outstanding of $14.5 million and $0.7 million, respectively.

On March 21, 2011, we replaced the $967 million five-year revolving credit agreement that terminated on March 22, 2011 with a new $1,125 million three-year agreement that expires on March 21, 2014. The facility fee is determined by pricing matrices in the agreement and is payable quarterly. We have the right to choose between a (i) Eurodollar rate plus an applicable margin to be determined by pricing matrices in the agreement or (ii) a base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.5 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin to be determined by pricing matrices in the agreement. We may request letters of credit for up to $100 million under the new three-year revolving credit agreement expiring on March 21, 2014, which then reduces the amount available under the facility. No letters of credit were outstanding at May 31, 2011. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under the new three-year revolving credit agreement by up to $375 million either by increasing the commitment of one or more existing lenders or by adding one or more new lenders, provided that no existing lender’s commitment is increased without the consent of the lender and the administrative agent.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation. Additionally, the times interest earned ratio (“TIER”) and senior debt to total equity ratio include the following adjustments:

•
The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2011	2010

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.25
Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.21	1.12
Maximum ratio of adjusted senior debt to total equity	10.00	6.26	6.15
(1) We must meet this requirement to retire patronage capital.

At May 31, 2011 and 2010, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

The revolving credit agreements do not contain a material adverse change clause or rating triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with the other requirements, including financial ratios, to draw down on the facilities.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding and the effective interest rate at May 31:

	2011		2010
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers (1)	$1,298,412}	7.21%	$2,905,332}	7.23%
Medium-term notes sold to members (2)	105,894}	1.91	105,186}	2.94
Subtotal	1,404,306}	6.81	3,010,518}	7.08
Unamortized discount	(990)		(2,390)
Total unsecured medium-term notes	1,403,316}		3,008,128}

Unsecured notes payable (3)	3,194,390}	3.30	3,049,047}	4.17
Unamortized discount	(1,279)		(1,480)
Total unsecured notes payable	3,193,111}		3,047,567}
Total unsecured long-term debt	4,596,427}	4.37	6,055,695}	5.62

Secured long-term debt:
Collateral trust bonds
2.625% Bonds, due 2012	250,000}	2.81	250,000}	2.81
1.125% Bonds, due 2013	300,000}	1.27	-}	-
5.50% Bonds, due 2013	900,000}	5.68	900,000}	5.68
4.75% Bonds, due 2014	600,000}	4.84	600,000}	4.84
1.90% Bonds, due 2015	350,000}	2.05	-}	-
3.875% Bonds, due 2015	250,000}	4.07	250,000}	4.07
7.20% Bonds, due 2015	50,000}	7.32	50,000}	7.32
3.05% Bonds, due 2016	300,000}	3.23	-}	-
5.45% Bonds, due 2017	570,000}	5.58	570,000}	5.58
5.45% Bonds, due 2018	700,000}	5.57	700,000}	5.57
6.55% Bonds, due 2018	175,000}	6.68	175,000}	6.68
10.375% Bonds, due 2018	1,000,000}	10.61	1,000,000}	10.61
7.35% Bonds, due 2026 (4)	75,000}	7.45	80,000}	7.45
Subtotal	5,520,000}	5.72	4,575,000}	6.46
Unamortized discount	(11,765)		(12,292)
Total secured collateral trust bonds	5,508,235}		4,562,708}
Secured notes payable (5)	1,188,587}	2.79	1,436,094}	2.56
Total secured long-term debt	6,696,822}	5.20	5,998,802}	5.53
Total long-term debt	$11,293,249}	4.87	$12,054,497}	5.58
(1) As of May 31, 2011 and 2010, medium-term notes sold through dealers mature through 2032. Excludes $1,987 million and $694 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2011 and 2010, respectively.
(2) Medium-term notes sold directly to members mature through 2028 as of May 31, 2011 and 2010. Excludes $266 million and $529 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2011 and 2010, respectively.
(3) Unsecured notes payable mature through 2033 and 2028 as of May 31, 2011 and 2010, respectively. Excludes $5 million of unsecured notes payable that were reclassified as short-term debt at May 31, 2011 and 2010.
(4) We are required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95 percent of the principal amount before maturity.
(5) Secured notes payable mature through 2024 as of May 31, 2011 and 2010. Excludes $248 million and $178 million of secured notes payable that were reclassified as short-term debt at May 31, 2011 and 2010, respectively.

The amount of long-term debt maturing in each of the five fiscal years following May 31, 2011 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2012 (1)	$2,510,114	5.05%
2013	696,923	2.63
2014	2,381,118	4.23
2015	445,608	2.81
2016	985,929	3.11
Thereafter	6,783,671	5.83
Total	$13,803,363	4.96
(1) The amount scheduled to mature in fiscal year 2012 has been presented as short-term debt in Note 5, Short-Term Debt and Credit Arrangements under long-term debt due in one year.

Medium-Term Notes
Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Collateral Trust Bonds
Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure our collateral trust bonds.

Unsecured Notes Payable
At May 31, 2011 and 2010, we had unsecured notes payable totaling $3,150 million and $3,000 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. At May 31, 2011, $3,150 million of unsecured notes payable outstanding under the Guaranteed Underwriter program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. In March 2011, we borrowed $150 million under this facility at a weighted-average interest rate of 2.726 percent with a repricing period ranging from five to 12 years and a final maturity of 20 years.

Secured Notes Payable
At May 31, 2011 and 2010, secured notes payable include $1,411 million and $1,587 million in debt outstanding to the Federal Agricultural Mortgage Corporation under note purchase agreements totaling $3,900 million and $2,400 million, respectively. In January 2011, we entered into a new $1,500 million revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. All note purchase agreements previously entered into with the Federal Agricultural Mortgage Corporation were consolidated into one agreement in March 2011. Under the terms of the March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term.

The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Also, if required by the terms of a pricing agreement for an advance, we may be required to purchase the Federal Agricultural Mortgage Corporation Series C cumulative, redeemable, non-voting preferred stock in an amount equal to 4 percent of the applicable advance, unless the advance is to refinance a prior advance that did not initially require a stock purchase, or if we already own or have agreed to purchase such stock in an amount equal to 4 percent of the aggregate principal amount of all notes outstanding under all note purchase agreements with the Federal Agricultural Mortgage Corporation. See Note 2, Investments in Equity Securities, for additional information about the preferred stock that we purchased. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under these programs.

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

The following table is a summary of subordinated deferrable debt outstanding and the effective interest rates at May 31:

	2011		2010
(dollar amounts in thousands)	Amounts Outstanding	Effective Interest Rate	Amounts Outstanding	Effective Interest Rate
NRN 6.75% due 2043 (1)	$-	-%	$125,000	7.00%
NRC 6.10% due 2044	88,201	6.33	88,201	6.33
NRU 5.95% due 2045	98,239	6.14	98,239	6.14
Total	$186,440	6.23	$311,440	6.54
(1) Amount outstanding at May 31, 2010 was redeemed in September 2010.

All subordinated deferrable debt currently outstanding is callable at par at any time.

The $125 million of Series NRN due 2043 was redeemed at par on September 1, 2010. We recorded a $4 million loss on extinguishment of debt during the second quarter of fiscal year 2011 for the unamortized issuance costs.

(8)         Derivative Financial Instruments

We utilize derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. We are neither a dealer nor a trader in derivative financial instruments.

Generally, our derivative instruments do not qualify for hedge accounting under the accounting standards for derivative financial instruments. The majority of our interest rate exchange agreements use a LIBOR index as either the pay or receive leg. The correlation between movement in LIBOR and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting. At May 31, 2011 and 2010, we did not have any derivative instruments that were accounted for using hedge accounting.

The following table shows the notional amounts outstanding for our interest rate swaps by type at May 31:

(dollar amounts in thousands)	2011	2010
Pay fixed-receive variable	$5,638,123}	$5,562,247
Pay variable-receive fixed	5,301,440}	5,551,440
Total interest rate swaps	$10,939,563}	$11,113,687

Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Derivative cash settlements	$(6,848)	$(23,304)	$112,989}
Derivative forward value	(23,388)	2,696	(160,017)
Derivative losses	$(30,236)	$(20,608)	$(47,028)

Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Cash settlements for the year ended May 31, 2011 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period. In December 2010, we entered into two derivative contracts in order to mitigate risk on forecasted transactions that settled in January 2011. These transactions received cash flow hedge accounting treatment and, therefore, the cash settlement gain of $3 million was recorded as a component of other comprehensive income based on the fair value of the derivative instruments. This amount will be amortized as interest expense using the effective interest method through 2018, the term of the hedged debt. Additionally, we recognized a gain of $0.4 million in derivative cash settlements based on the measurement of ineffectiveness in the hedging relationship.

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

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At May 31, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2011, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,373,633}	$(440)	$28,433}	$27,993}
fall below Baa1/BBB+ (1)	6,753,582}	(113,627)	27,470}	(86,157)
Total	$8,127,215}	$(114,067)	$55,903}	$(58,164)
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

In addition to the rating triggers listed above, at May 31, 2011 we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2011 was $132 million.

(9)         Members’ Subordinated Certificates

Membership Subordinated Certificates
Our members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. Membership certificates typically have an original maturity of 100 years and pay interest at 5 percent semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2011 and 2010 was 65 years and 66 years, respectively.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain line of credit loans or guarantees were generally required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the borrower’s debt-to-equity ratio with CFC. These certificates are unsecured, subordinated debt and may be interest bearing or non-interest bearing.

Under our current policy, most borrowers requesting standard loans are not required to buy equity certificates as a condition of a loan or guarantee. Borrowers meeting certain criteria, including but not limited to, high leverage ratios, or borrowers requesting large facilities, may be required to purchase member capital securities (described below) or other equity certificates as a condition of the loan. Loan subordinated certificates have the same maturity as the related long-term loan. Some certificates may amortize annually based on the outstanding loan balance.

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

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2011		2010
		Weighted-		Weighted-
	Amounts	Average	Amounts	Average
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	905		900

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$629,543		$629,363
Subscribed and unissued (1)	16,618		13,848
Total membership subordinated certificates	646,161	4.90%	643,211	4.90%

Loan and guarantee subordinated certificates (2):
3% certificates maturing through 2040	110,996		110,996
3% to 12% certificates maturing through 2045	307,160		285,867
Non-interest bearing certificates maturing through 2045	328,211		345,215
Subscribed and unissued (1)	10,434		27,576
Total loan and guarantee subordinated certificates	756,801	2.56	769,654	2.49
Member capital securities:
Securities maturing through 2046	398,250	7.50	397,850	7.50
Total members’ subordinated certificates	$1,801,212	4.49	$1,810,715	4.45
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for. Upon collection of the full amount of the subordinated certificate based on various payment options, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.
(2) Excludes $12 million of loan and guarantee subordinated certificates that were reclassified as short-term debt at May 31, 2011.

The amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2011 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2012 (1)	$12,440	3.29%
2013	59,753	3.09
2014	30,804	3.61
2015	33,011	2.38
2016	16,546	2.21
Thereafter	1,477,377	5.37
Total (2)	$1,629,931	5.14
(1) The amount scheduled to mature in fiscal year 2012 has been presented as long-term debt due in one year under short-term debt. See Note 5, Short-Term Debt and Credit Arrangements.
(2) Excludes loan subordinated certificates totaling $184 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

(10)          Equity

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50 percent of paid-up capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

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

In July 2010, CFC’s Board of Directors authorized the allocation of the fiscal year 2010 net earnings as follows: $1 million to the cooperative educational fund and $102 million to members in the form of patronage capital and $5 million to the members’ capital reserve. In July 2010, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $51 million, representing 50 percent of the fiscal year 2010 allocation. This amount was returned to members in cash in September 2010.

In July 2011, CFC’s Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, CFC’s Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. It is anticipated that this amount will be returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors with due regard for its financial condition. CFC’s Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Total equity includes noncontrolling interest, which represents 100 percent of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general fund is made, if necessary, to maintain the balance of the general fund at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the Board of Directors with due regard for RTFC’s financial condition. In January 2011, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2010. NCSC’s bylaws require that it allocate at least 0.25 percent of its net earnings to a cooperative educational fund and an amount to the general fund required to maintain the general fund balance at 50 percent of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. To date, NCSC has not allocated net earnings to borrowers. The NCSC Board of Directors has the authority to determine when and if net earnings will be allocated and retired. There is no effect on noncontrolling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board approved reserves. There is a reduction to noncontrolling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

Equity includes the following components at May 31:

(dollar amounts in thousands)	2011	2010
Membership fees	$994}	$991
Education fund	1,437}	1,457
Members’ capital reserve	272,126}	191,993
Allocated net income	521,897}	481,120
Unallocated net loss (1)	(6,213)	(6,206)
Total members’ equity	790,241}	669,355
Prior years cumulative derivative forward value
and foreign currency adjustments	(100,778)	(103,493)
Year-to-date derivative forward value (loss) gain (2)	(23,698)	2,715
Total CFC retained equity	665,765}	568,577
Accumulated other comprehensive income	9,758}	8,004
Total CFC equity	675,523}	576,581
Noncontrolling interest	11,786}	10,186
Total equity	$687,309}	$586,767
(1) Excludes derivative forward value.
(2) Represents the derivative forward value (loss) gain recorded by CFC for the year-to-date period.

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the years ended May 31:

	2011			2010
(dollar amounts in thousands)	Unrealized gains (losses) on securities	Unrealized gains on derivatives	Total	Unrealized gains on securities	Unrealized gains (losses) on derivatives	Total
Beginning balance	$515}	$7,489	$8,004	$-	$8,115	$8,115
Other comprehensive income	(30)	1,784	1,754	515	(626)	(111)
Ending balance	$485}	$9,273	$9,758	$515	$7,489	$8,004

Approximately $1 million of the accumulated other comprehensive income is expected to be reclassified into earnings over the next 12 months.

(11)         Employee Benefits

CFC is a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan. This plan is available to all qualified CFC employees. Under the plan, participating employees are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.70 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. We contributed $6 million to the Retirement Security Plan during fiscal years 2011 and 2010. During fiscal year 2009, we contributed $4 million to the Retirement Security Plan. Funding requirements that are billed are charged to salaries and employee benefits expense on a monthly basis. This is a multiple employer plan, available to all member cooperatives of NRECA, and, therefore, the projected benefit obligation and plan assets are not determined or allocated separately by individual employers. During fiscal year 2011, the plan was changed to a normal retirement age of 65 (up from age 62) and the annuity factor changed to 1.70 percent from 1.90 percent effective September 1, 2010. Additionally, a pre-retirement death benefit of 100 percent was added effective September 1, 2010 and applies to all earned benefits under the plan.

The Economic Growth and Tax Relief Act of 2001 set a limit of $245,000 for calendar year 2011 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan, which is a component of the Retirement Security Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference.

NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

The Pension Restoration Plan includes a deferred compensation component (Deferred Compensation Pension Restoration Plan).The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually and credited back to CFC by NRECA on following pension invoices. Employees eligible to participate in the Pension Restoration Plan who are not named executive officers and have not yet satisfied the requirements for risk of forfeiture will be paid through the Deferred Compensation Pension Restoration Plan in a lump sum or in installments of up to 60 months.

As of January 1, 2011, using the Present Value of Accumulated Benefits and the market value of assets, the NRECA Retirement Security Plan was funded at 73 percent, as compared with 72 percent on January 1, 2010. At May 31, 2011, CFC was current with regard to its obligations to NRECA, the plan provider.

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 2 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. During the year ended May 31, 2011, CFC contributed $0.5 million under the program. CFC contributed $0.6 million under the program during the years ended May 31, 2010 and 2009. During the year ended May 31, 2011, CFC’s contribution changed to 2 percent from 3 percent of an employee’s salary each year effective September 1, 2010. All other provisions under the 401(k) Pension Plan remained the same.

(12)         Guarantees

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation.

The following table summarizes total guarantees by type of guarantee and member class at May 31:

(dollar amounts in thousands)	2011	2010
Total by type:
Long-term tax-exempt bonds	$599,935}	$601,625}
Indemnifications of tax benefit transfers	59,895}	69,982}
Letters of credit	327,201}	380,076}
Other guarantees	117,957}	119,426}
Total	$1,104,988}	$1,171,109}

Total by member class:
CFC:
Distribution	$217,099}	$221,903}
Power supply	817,618}	884,828}
Statewide and associate	20,807}	22,032}
CFC total	1,055,524}	1,128,763}
RTFC	821}	636}
NCSC	48,643}	41,710}
Total	$1,104,988}	$1,171,109}

We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above. We unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest and in most cases, premium, if any, on each bond when due. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation.

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At May 31, 2011, our maximum potential exposure for the $76 million of fixed-rate tax-exempt bonds is $130 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $524 million and $549 million as of May 31, 2011 and 2010, respectively, are adjustable or floating/fixed-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for the indemnifications of tax benefit transfers run through calendar year 2015. The amounts shown represent our maximum potential exposure for guaranteed indemnity payments. A member’s obligation to reimburse CFC for any guarantee payments would be treated as a long-term loan to the extent of any cash received by the member at the outset of the transaction. This amount is secured by a mortgage lien on substantially all of the system’s assets and future revenue. The remainder would be treated as a line of credit loan secured by a subordinated mortgage on substantially all of the member’s property. Due to changes in federal tax law, no further guarantees of this nature are anticipated.

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $10 million at May 31, 2011 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $165 million is secured at May 31, 2011. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $22 million of letters of credit would be reduced to $6 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2011, we may be required to issue up to an additional $700 million in letters of credit to third parties for the benefit of our members. At May 31, 2010, this amount was $473 million. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $120 million, all of which is unsecured.

At May 31, 2011 and 2010, we had $280 million and $320 million of guarantees representing 25 percent and 27 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At May 31, 2011 and 2010, we recorded a guarantee liability of $22 million and $23 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at May 31, 2011 and 2010 was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $16 million and $17 million at May 31, 2011 and 2010, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2011	2010	2009
Beginning balance	$22,984}	$29,672	$15,034
Net change in non-contingent liability	(94)	(1,407)	13,023
(Recovery of) provision for guarantee liability	(673)	(5,281)	1,615
Ending balance	$22,217}	$22,984	$29,672

Liability as a percentage of total guarantees	2.01%	1.96%	2.33%

The following table details the scheduled maturities of our outstanding guarantees in each of the fiscal years following May 31, 2011:

(dollar amounts in thousands)	Amount maturing
2012	$345,054
2013	139,285
2014	60,659
2015	89,370
2016	22,662
Thereafter	447,958
Total	$1,104,988

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

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at May 31, 2011 and 2010 consisted of investments in common stock, derivative instruments, foreclosed assets and collateral-dependent non-performing loans.

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

Our valuation techniques for interest rate swaps are based on observable inputs, which reflect market data. Fair values for our interest rate swaps are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

At May 31, 2011 and 2010, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the year ended May 31, 2010, we recorded unrealized gain of $0.5 million in accumulated other comprehensive income on the consolidated balance sheet.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31:

		2011		2010
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$343,760}	$-	$373,203
Derivative liabilities		-}	477,433}	-	482,825
Investments in common stock		1,023}	-}	1,029	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At May 31, 2011 and 2010, we measured foreclosed assets and certain collateral-dependent non-performing loans at fair value as described below.

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

Assets measured at fair value on a non-recurring basis at May 31, 2011 and 2010 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at May 31 and the total losses for the years ended May 31:

	Level 3 Fair Value		Total losses
(dollar amounts in thousands)	2011	2010	2011	2010
Foreclosed assets, net	$280,811}	$42,252	$(3,961)	$(6,591)
Non-performing loans, net of specific reserves	10,509}	160,285	-}	(50,364)

(14)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows at May 31:

	2011		2010
(dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$293,615}	$293,615}	$513,906	$513,906
Restricted cash	7,690}	7,690}	15,709	15,709
Investments in equity securities	58,601}	58,601}	58,607	58,607
Loans to members, net	19,169,620}	19,804,116}	18,749,940	19,109,838
Debt service reserve funds	45,662}	45,662}	45,662	45,662
Interest rate exchange agreements	343,760}	343,760}	373,203	373,203

Liabilities:
Short-term debt	5,842,924}	5,923,611}	4,606,361	4,628,410
Long-term debt	11,293,249}	12,700,219}	12,054,497	13,408,158
Guarantee liability	22,217}	25,264}	22,984	25,917
Interest rate exchange agreements	477,433}	477,433}	482,825	482,825
Subordinated deferrable debt	186,440}	188,399}	311,440	306,151
Members’ subordinated certificates	1,801,212}	1,961,005}	1,810,715	1,972,393

Off-balance sheet instruments:
Commitments	-}	-}	-	-

See Note 13, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider relevant and observable prices in the appropriate principal market in our valuations where possible. The estimated fair value information presented is not necessarily indicative of amounts we could realize currently in a market sale since we may be unable to sell such instruments due to contractual restrictions or the lack of an established market.

The estimated market values have not been updated since May 31, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock that has no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at May 31, 2011 and 2010.

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

Our investments in equity securities also included investments in Federal Agricultural Mortgage Corporation Series C preferred stock. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value because we continue to enter into new transactions with the issuer on the same terms, and the stock is callable at par. The preferred stock securities do not meet the definition of marketable securities.

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

(15)         Segment Information

Our consolidated financial statements include the financial results of CFC, entities controlled by CFC (which were created to hold foreclosed assets and facilitate loan securitization transactions), RTFC and NCSC. Separate financial statements are produced for CFC, RTFC and NCSC and are the primary reports that management reviews in evaluating performance. The separate financial statements for CFC represent the consolidation of the financial results for CFC and the entities controlled by CFC. RTFC and NCSC are consolidated as noncontrolling interests based on the accounting standards governing consolidations. For more detail on the requirement to consolidate the financial results of RTFC and NCSC see Note 1, General Information and Accounting Policies.

The consolidated CFC financial statements include three operating segments, CFC, RTFC and NCSC. At May 31, 2011, the RTFC and NCSC operating segments are not required to be separately reported as the financial results of RTFC and NCSC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting. As a result, we have elected to aggregate the RTFC and NCSC financial results into a combined "Other" segment.

RTFC does not issue its own debt, but rather borrows all of its required loan funding from CFC. NCSC has a commercial paper program, which is supported by a CFC guarantee, and has a privately placed note payable, which is also supported by a CFC guarantee. NCSC borrows all of its other loan funding from CFC. Pursuant to a guarantee agreement, CFC has agreed to indemnify RTFC and NCSC for loan losses, with the exception of the NCSC consumer loan program. Thus, CFC maintains the majority of the total consolidated loan loss allowance.

The following tables contain the segment presentation for the statements of operations for the years ended May 31, 2011, 2010 and 2009 and consolidated balance sheets as of May 31, 2011, 2010 and 2009.

	For the year ended May 31, 2011
(dollar amounts in thousands)	CFC	Other		Elimination	Consolidated
Statement of operations:
Interest income	$986,264}	$83,305}		$(60,658)	$1,008,911}
Interest expense	(839,445)	(62,367)		60,732}	(841,080)
Net interest income	146,819}	20,938}		74}	167,831}

Recovery of loan losses	82,971}	39}		-}	83,010}
Net interest income after recovery of loan losses	229,790}	20,977}		74}	250,841}

Non-interest income:
Fee and other income	25,291}	1,258}		(2,903)	23,646}
Derivative losses	(22,182)	(8,101)		47}	(30,236)
Results of operations from foreclosed assets	(12,028)	-}		-}	(12,028)
Total non-interest income	(8,919)	(6,843)		(2,856)	(18,618)

Non-interest expense:
General and administrative expenses	(63,218)	(9,677)		1,448}	(71,447)
Recovery of guarantee liability	673}	-}		-}	673}
Fair value adjustment on foreclosed assets	(3,961)	-}		-}	(3,961)
Loss on early extinguishment of debt	(3,928)	-}		-}	(3,928)
Other	(1,011)	(1,341)		1,334}	(1,018)
Total non-interest expense	(71,445)	(11,018)		2,782}	(79,681)

Income prior to income taxes	149,426}	3,116}		-}	152,542}
Income tax expense	-}	(1,327)		-}	(1,327)
Net income	$149,426}	$1,789}	$	-}	$151,215}

Assets:
Total loans outstanding	$18,912,635}	$1,383,197}		$(971,156)	$19,324,676}
Deferred origination costs	6,121}	-}		-}	6,121}
Less: Allowance for loan losses	(161,177)	-}		-}	(161,177)
Loans to members, net	18,757,579}	1,383,197}		(971,156)	19,169,620}
Other assets	1,371,147}	224,510}		(203,655)	1,392,002}
Total assets	$20,128,726}	$1,607,707}		$(1,174,811)	$20,561,622}

	For the year ended May 31, 2010
(dollar amounts in thousands)	CFC	Other		Elimination	Consolidated
Statement of operations:
Interest income	$1,022,926}	$97,595}		$(76,886)	$1,043,635}
Interest expense	(910,052)	(79,003)		76,944	(912,111)
Net interest income	112,874}	18,592}		58}	131,524}

Recovery of loan losses	30,318}	97}		-}	30,415}
Net interest income after recovery of loan losses	143,192}	18,689}		58}	161,939}

Non-interest income:
Fee and other income	18,462}	1,527}		(2,278)	17,711}
Settlement income	22,953}	-}		-}	22,953}
Derivative (losses) gains	(11,651)	(9,006)		49	(20,608)
Results of operations from foreclosed assets	1,122}	-}		-}	1,122}
Total non-interest income	30,886}	(7,479)		(2,229)	21,178}

Non-interest expense:
General and administrative expenses	(61,883)	(11,047)		1,978	(70,952)
Provision for guarantee liability	5,281}	-}		-}	5,281}
Market adjustment of foreclosed assets	(6,591)	-}		-}	(6,591)
Other	(573)	(224)		193	(604)
Total non-interest expense	(63,766)	(11,271)		2,171	(72,866)

Income (loss) prior to income taxes	110,312}	(61)		-}	110,251}
Income tax benefit	-}	296}		-}	296}
Net income	$110,312}	$235}	$	-}	$110,547}

Assets:
Total loans outstanding	$19,097,005}	$2,023,376}		$(1,781,976)	$19,338,405}
Deferred origination costs	4,299}	-}		-}	4,299}
Less: Allowance for loan losses	(592,746)	(18)		-}	(592,764)
Loans to members, net	18,508,558}	2,023,358}		(1,781,976)	18,749,940}
Other assets	1,378,606}	211,348}		(196,679)	1,393,275}
Total assets	$19,887,164	$2,234,706}		$(1,978,655)	$20,143,215}

	For the year ended May 31, 2009
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,054,976	$105,155	$(89,367)	$1,070,764
Interest expense	(931,096)	(93,292)	89,367	(935,021)
Net interest income	123,880	11,863	-	135,743

(Provision for) recovery of loan losses	(113,764)	65	-	(113,699)
Net interest income after (provision for) recovery of loan losses	10,116	11,928	-	22,044

Non-interest income:
Fee and other income	13,377	1,501	(1,715)	13,163
Derivative losses	(28,605)	(18,045)	(378)	(47,028)
Results of operations of foreclosed assets	3,774	-	-	3,774
Total non-interest income	(11,454)	(16,544)	(2,093)	(30,091)

Non-interest expense:
General and administrative expenses	(51,910)	(10,575)	1,643	(60,842)
Provision for guarantee liability	(1,615)	-	-	(1,615)
Fair value adjustment on foreclosed assets	(8,014)	-	-	(8,014)
Other	(671)	(132)	450	(353)
Total non-interest expense	(62,210)	(10,707)	2,093	(70,824)

Loss prior to income taxes	(63,548)	(15,323)	-	(78,871)
Income tax (expense) benefit	(185)	5,286	-	5,101
Net loss	$(63,733)	$(10,037)	$-	$(73,770)

Assets:
Total loans	$20,140,114	$2,096,874	$(2,048,781)	$20,188,207
Deferred origination fees	4,102	-	-	4,102
Less: Allowance for loan losses	(622,851)	(109)	-	(622,960)
Loans to members, net	19,521,365	2,096,765	(2,048,781)	19,569,349
Other assets	1,399,460	191,475	(177,579)	1,413,356
Total assets	$20,920,825	$2,288,240	$(2,226,360)	$20,982,705

(16)         Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2011 and 2010 are as follows:

	Fiscal Year 2011
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$251,053}	$250,518}	$254,302}	$253,038}	$1,008,911}
Interest expense	(219,512)	(212,401)	(206,333)	(202,834)	(841,080)
Net interest income	31,541}	38,117}	47,969}	50,204}	167,831}
Recovery of loan losses	12,288}	27,253}	3,374}	40,095}	83,010}
Net interest income after recovery of loan losses	43,829}	65,370}	51,343}	90,299}	250,841}
Non-interest income:
Derivative (losses) gains	(78,254)	47,311}	53,348}	(52,641)	(30,236)
Other non-interest income	10,476}	3,191}	(894)	(1,155)	11,618}
Total non-interest income	(67,778)	50,502}	52,454}	(53,796)	(18,618)
Non-interest expense	(21,176)	(23,026)	(17,556)	(17,923)	(79,681)
(Loss) income prior to income taxes	(45,125)	92,846}	86,241}	18,580}	152,542}
Income tax benefit (expense)	2,780}	(2,174)	(2,589)	656}	(1,327)
Net (loss) income	(42,345)	90,672}	83,652}	19,236}	151,215}
Less: Net loss (income) attributable to noncontrolling interest	5,149}	(3,225)	(4,315)	602}	(1,789)
Net (loss) income attributable to CFC	$(37,196)	$87,447}	$79,337}	$19,838}	$149,426}

	Fiscal Year 2010
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$269,457	$264,919	$256,519	$252,740	$1,043,635
Interest expense	(242,629)	(226,977)	(221,898)	(220,607)	(912,111)
Net interest income	26,828	37,942	34,621	32,133	131,524
Recovery of (provision for) loan losses	16,171	(1,577)	(10,000)	25,821	30,415
Net interest income after recovery of (provision for) loan losses	42,999	36,365	24,621	57,954	161,939
Non-interest income:
Derivative (losses) gains	(14,328)	(3,144)	22,571	(25,707)	(20,608)
Other non-interest income (1)	4,321	4,127	28,882	4,456	41,786
Total non-interest income	(10,007)	983	51,453	(21,251)	21,178
Non-interest expense	(16,527)	(15,770)	(19,676)	(20,893)	(72,866)
Income prior to income taxes	16,465	21,578	56,398	15,810	110,251
Income tax (expense) benefit	(32)	841	(1,465)	952	296
Net income	16,433	22,419	54,933	16,762	110,547
Less: Net (income) loss attributable to noncontrolling interest	(191)	1,568	(2,130)	518	(235)
Net income attributable to CFC	$16,242	$23,987	$52,803	$17,280	$110,312
(1) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, during the quarter ended February 28, 2010.

(17)         Subsequent events

On August 19, 2011, CFC redeemed $250 million of its $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs of $9 million were recorded as a loss on extinguishment of debt during the first quarter of fiscal year 2012.