Form 10-Q
period 2011-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2011-10-14
CIK 70502

4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From          To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

20701 COOPERATIVE WAY, DULLES, VA 20166
(Address of principal executive offices)
(Registrant’s telephone number, including area code, is 703-467-1800)

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	August 31, 2011	May 31, 2011

Cash and cash equivalents	$567,672	$293,615

Restricted cash	8,168	7,690

Investments in equity securities	58,662	58,601

Loans to members	18,618,494	19,330,797
Less: Allowance for loan losses	(152,100)	(161,177)
Loans to members, net	18,466,394	19,169,620

Accrued interest and other receivables	207,624	201,122

Fixed assets, net	93,322	88,794

Debt service reserve funds	45,172	45,662

Debt issuance costs, net	40,291	41,714

Foreclosed assets, net	276,025	280,811

Derivative assets	365,752	343,760

Other assets	27,312	30,233

	$20,156,394	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2011	May 31, 2011

Short-term debt	$5,527,486	$5,842,924

Accrued interest payable	287,833	194,859

Long-term debt	11,088,656	11,293,249

Patronage capital retirement payable	46,086	-

Deferred income	17,426	17,719

Other liabilities	70,911	60,477

Derivative liabilities	611,326	477,433

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,161	646,161
Loan and guarantee subordinated certificates	721,713	756,801
Member capital securities	398,250	398,250
Total members’ subordinated certificates	1,766,124	1,801,212

Commitments and contingencies

CFC equity:
Retained equity	535,354	665,765
Accumulated other comprehensive income	9,567	9,758
Total CFC equity	544,921	675,523
Noncontrolling interest	9,185	11,786
Total equity	554,106	687,309

	$20,156,394	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2011	2010
Interest income	$247,250	$251,053
Interest expense	(202,044)	(219,512)

Net interest income	45,206}	31,541

Recovery of loan losses	9,130}	12,288
Net interest income after recovery of loan losses	54,336}	43,829

Non-interest income:
Fee and other income	4,723}	10,292
Derivative losses	(111,571)	(78,254)
Results of operations of foreclosed assets	(7,881)	184

Total non-interest income	(114,729)	(67,778)

Non-interest expense:
Salaries and employee benefits	(10,399)	(13,026)
Other general and administrative expenses	(5,990)	(8,287)
Recovery of guarantee liability	60}	548
Fair value adjustment on foreclosed assets	(1,937)	(315)
Loss on early extinguishment of debt	(9,267)	-
Other	(397)	(96)

Total non-interest expense	(27,930)	(21,176)

Loss prior to income taxes	(88,323)	(45,125)

Income tax benefit	1,701}	2,780

Net loss	(86,622)	(42,345)

Less: Net loss attributable to the noncontrolling interest	2,590}	5,149

Net loss attributable to CFC	$(84,032)	$(37,196)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net	capital	capital	education
	Total	interest	equity	income (loss)	equity	loss	reserve	allocated	fund
Balance as of May 31, 2011	$ 687,309}	$ 11,786}	$ 675,523}	$ 9,758}	$665,765}	$ (130,689)	$ 272,126}	$ 521,897}	$ 2,431}
Patronage capital retirement	(46,086)	-	(46,086)	-	(46,086)	-	-	(46,086)	-
Net loss	(86,622)	(2,590)	(84,032)	-	(84,032)	(84,032)	-	-	-
Other comprehensive loss	(198)	(7)	(191)	(191)	-	-	-	-	-
Total comprehensive loss	(86,820)	(2,597)	(84,223)
Other	(297)	(4)	(293)	-	(293)	-	-	-	(293)
Balance as of August 31, 2011	$ 554,106}	$ 9,185}	$ 544,921}	$ 9,567}	$535,354}	$ (214,721)	$ 272,126}	$ 475,811}	$ 2,138}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,622)	$(42,345)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deferred income	(3,204)	(1,914)
Amortization of debt issuance costs and deferred charges	3,139}	3,154
Depreciation	725}	488
Recovery of loan losses	(9,130)	(12,288)
Recovery of guarantee liability	(60)	(548)
Results of operations of foreclosed assets	7,881}	(184)
Fair value adjustment on foreclosed assets	1,937}	315
Derivative forward value	111,739}	73,792
Changes in operating assets and liabilities:
Accrued interest and other receivables	(5,218)	(4,558)
Accrued interest payable	92,974}	97,879
Other	17,139}	10,170

Net cash provided by operating activities	131,300}	123,961

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(1,685,983)	(2,336,684)
Principal collected on loans	2,386,760}	2,338,873
Net investment in fixed assets	(5,253)	(2,809)
Proceeds from foreclosed assets	7,004}	4,000
Investments in foreclosed assets	(12,036)	-
Net proceeds from sale of loans	11,339}	44,665
Change in restricted cash	(478)	2,443

Net cash provided by investing activities	701,353}	50,488

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) proceeds from issuances of short-term debt, net	(257,784)	423,793
Proceeds from issuance of long-term debt, net	106,191}	61,082
Payments for retirement of long-term debt	(369,925)	(708,045)
Proceeds from issuance of members’ subordinated certificates	15,833}	4,517
Payments for retirement of members’ subordinated certificates	(52,911)	(19,037)

Net cash used in financing activities	(558,596)	(237,690)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	274,057}	(63,241)
BEGINNING CASH AND CASH EQUIVALENTS	293,615}	513,906
ENDING CASH AND CASH EQUIVALENTS	$567,672}	$450,665

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$105,931	$118,479
Cash paid for income taxes	-	104

Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$46,086	$50,843
Net decrease in debt service reserve funds/debt service reserve certificates	(490)	-

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNADITED)

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

Unless stated otherwise, references to “we, “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) is a 100 percent wholly owned subsidiary and holds assets including a land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights in Texas. Caribbean Asset Holdings (“CAH”) is a 100 percent wholly owned subsidiary and holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of our results of operations and financial position for the interim periods presented.

(b)	Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC manages the lending activities of RTFC and NCSC through separate management agreements. Additionally, CFC is the sole lender to RTFC and the primary source of funding to NCSC. NCSC funds its lending programs either through loans from CFC or commercial paper and long-term notes issued by NCSC and guaranteed by CFC. Effective September 1, 2011, NCSC no longer issues commercial paper.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At August 31, 2011, CFC had guaranteed $459 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $470 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At August 31, 2011, CFC guaranteed $0.8 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2012. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At August 31, 2011, RTFC had total assets of $979 million including loans outstanding to members of $823 million, and NCSC had total assets of $614 million including loans outstanding of $541 million. At August 31, 2011, CFC had committed to lend RTFC up to $4,000 million, of which $812 million was outstanding. At August 31, 2011, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $651 million was outstanding, representing $192 million of outstanding loans and $459 million of credit enhancements.

(c)        Loan Sales

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our consolidated balance sheets when control has been surrendered. We recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing performance obligations on these loans. We have not recorded a servicing asset or liability.

During the three months ended August 31, 2011 and 2010, we sold distribution loans with outstanding principal balances totaling $11 million and $45 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the three months ended August 31, 2011 and 2010.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Interest on long-term fixed-rate loans	$226,038	$222,969
Interest on long-term variable-rate loans	8,252	12,656
Interest on line of credit loans	9,626	11,977
Interest on investments	928	1,030
Fee income (1)	2,406	2,421
Total interest income	$247,250	$251,053
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $11 million and $12 million at August 31, 2011 and May 31, 2011, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,769	$1,723
Medium-term notes	53,841	63,104
Collateral trust bonds	77,272	78,549
Subordinated deferrable debt	2,806	4,916
Subordinated certificates	18,301	20,306
Long-term notes payable	39,827	45,992
Debt issuance costs (2)	5,125	2,577
Fee expense (3)	3,103	2,345
Total interest expense	$202,044	$219,512
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

(f)         Derivative Financial Instruments

We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

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

(g)         Loss on early extinguishment of debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

On August 19, 2011, we redeemed $250 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs totaling $9 million were recorded as a loss on extinguishment of debt during the quarter ended August 31, 2011.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	August 31, 2011		May 31, 2011
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans (1)	$16,272,689	$-	$16,404,940	$-
Long-term variable-rate loans (1)	997,381	5,524,092	1,278,391	5,461,484
Loans guaranteed by RUS (3)	225,581	-	226,695	-
Line of credit loans	1,116,176	8,772,994	1,414,650	8,609,191
Total loans outstanding	18,611,827	14,297,086	19,324,676	14,070,675
Deferred origination costs	6,667	-	6,121	-
Less: Allowance for loan losses	(152,100)	-	(161,177)	-
Net loans outstanding	$18,466,394	$14,297,086	$19,169,620	$14,070,675

Total by member class (2):
CFC:
Distribution	$13,621,016	$9,356,095	$13,760,228	$9,369,765
Power supply	3,535,717	3,852,939	4,092,290	3,579,437
Statewide and associate	90,907	109,962	88,961	125,483
CFC total	17,247,640	13,318,996	17,941,479	13,074,685
RTFC	823,420	368,809	859,122	366,060
NCSC	540,767	609,281	524,075	629,930
Total loans outstanding	$18,611,827	$14,297,086	$19,324,676	$14,070,675
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	August 31, 2011		May 31, 2011
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	23,212	544	23,150	2,586
RTFC:
Long-term fixed-rate loans	7,958	-	-	-
Line of credit loans (3)	85	40	-	-
Total non-performing loans	$39,449	$584	$31,344	$2,586

Restructured loans:
CFC:
Long-term fixed-rate loans (1)	$40,312	$-	$40,413	$-
Long-term variable-rate loans (1) (4)	426,860	91,837	433,968	91,837
Line of credit loans (4)	-	5,000	-	5,000
Total restructured loans	$467,172	$96,837	$474,381	$96,837
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) The unadvanced commitment is available under a debtor-in-possession facility for which the principal and interest has priority over all other claims.
(3) The unadvanced commitment is subject to a material adverse change clause at the time of each loan advance.
(4) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,033 million and $999 million of line of credit unadvanced commitments at August 31, 2011 and May 31, 2011, respectively, represented unadvanced commitments related to committed line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. The following table summarizes the available balance under committed lines of credit at August 31, 2011, and the related maturities by fiscal year and thereafter as follows:

		Maturities of unadvanced committed lines of credit
	Available
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$1,032,860	$75,000	$214,298	$335,783	$65,875	$149,805	$192,099

The remaining unadvanced commitments totaling $13,264 million and $13,072 million at August 31, 2011 and May 31, 2011, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	August 31, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$244	$31,162	$31,406	$13,589,610	$13,621,016	$458,266
Power supply	-	-	-	3,535,717	3,535,717	-
Statewide and associate	-	-	-	90,907	90,907	-
CFC total	244	31,162	31,406	17,216,234	17,247,640	458,266
RTFC	-	-	-	823,420	823,420	8,043
NCSC	-	-	-	540,767	540,767	-
Total loans outstanding	$244	$31,162	$31,406	$18,580,421	$18,611,827	$466,309

As a % of total loans	-%	0.17%	0.17%	99.83%	100.00%	2.51%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$3,745	$27,599	$31,344	$13,728,884	$13,760,228	$465,312
Power supply	-	-	-	4,092,290	4,092,290	-
Statewide and associate	-	-	-	88,961	88,961	-
CFC total	3,745	27,599	31,344	17,910,135	17,941,479	465,312
RTFC	-	-	-	859,122	859,122	-
NCSC	-	-	-	524,075	524,075	-
Total loans outstanding	$3,745	$27,599	$31,344	$19,293,332	$19,324,676	$465,312

As a % of total loans	0.02%	0.14%	0.16%	99.84%	100.00%	2.41%
(1) All loans 90 days or more past due are on non-accrual status.

Credit Quality
We monitor the credit quality and performance statistics of our financing receivables in an ongoing manner to provide a balance between the credit needs of our members and the requirements for sound credit quality of the loan portfolio. We evaluate the credit quality of our loans using an internal risk rating system that employs similar criteria for all member classes.

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

Each risk rating is reassessed annually based on the receipt of the borrower’s audited financial statements; however, interim downgrades and upgrades may take place at any time as significant events or trends occur.

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	August 31, 2011			May 31, 2011
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,589,610	$31,406	$13,621,016	$13,728,884	$31,344	$13,760,228
Power supply	3,535,717	-	3,535,717	4,092,290	-	4,092,290
Statewide and associate	90,907	-	90,907	88,961	-	88,961
CFC total	17,216,234	31,406	17,247,640	17,910,135	31,344	17,941,479
RTFC	815,377	8,043	823,420	850,817	8,305	859,122
NCSC	540,767	-	540,767	524,075	-	524,075
Total loans outstanding	$18,572,378	$39,449	$18,611,827	$19,285,027	$39,649	$19,324,676

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	August 31, 2011				May 31, 2011
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,516,410	95%	$756,279	5%	$15,583,068	95%	$821,872	5%
Long-term variable-rate loans	921,655	92	75,726	8	1,207,580	94	70,811	6
Loans guaranteed by RUS	225,581	100	-	-	226,695	100	-	-
Line of credit loans	133,913	12	982,263	88	107,193	8	1,307,457	92
Total loans outstanding	$16,797,559	90	$1,814,268	10	$17,124,536	89	$2,200,140	11

Total by company:
CFC	$15,860,225	92%	$1,387,415	8%	$16,180,454	90%	$1,761,025	10%
RTFC	597,846	73	225,574	27	628,020	73	231,102	27
NCSC	339,488	63	201,279	37	316,062	60	208,013	40
Total loans outstanding	$16,797,559	90	$1,814,268	10	$17,124,536	89	$2,200,140	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss allowances.

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended August 31, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706}	$8,389}	$9,082}	$161,177}
(Recovery of) provision for loan losses	(9,302)	260}	(88)	(9,130)
Recoveries of loans previously charged-off	53}	-}	-}	53}
Balance as of August 31, 2011	$134,457}	$8,649}	$8,994}	$152,100}

	As of and for the three months ended August 31, 2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(Recovery of) provision for loan losses	(16,931)	2,597	2,046	(12,288)
Charge-offs	-	-	(9)	(9)
Recoveries of loans previously charged-off	53	-	19	72
Balance as of August 31, 2010	$160,777	$408,811	$10,951	$580,539
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception $9 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at August 31, 2010.

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

August 31, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,033}	$6,686}	$8,994}	$118,713}
Individually evaluated	31,424}	1,963}	-}	33,387}
Total ending balance of the allowance	$134,457}	$8,649}	$8,994}	$152,100}

Recorded investment in loans:
Collectively evaluated	$16,749,062}	$815,377}	$540,767}	$18,105,206}
Individually evaluated	498,578}	8,043}	-}	506,621}
Total recorded investment in loans	$17,247,640}	$823,420}	$540,767}	$18,611,827}

Loans to members, net (1)	$17,113,183}	$814,771}	$531,773}	$18,459,727}

	May 31, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$107,130	$8,389	$9,082	$124,601
Individually evaluated	36,576	-	-	36,576
Total ending balance of the allowance	$143,706	$8,389	$9,082	$161,177

Recorded investment in loans:
Collectively evaluated	$17,435,754	$859,122	$524,075	$18,818,951
Individually evaluated	505,725	-	-	505,725
Total recorded investment in loans	$17,941,479	$859,122	$524,075	$19,324,676

Loans to members, net (1)	$17,797,773	$850,733	$514,993	$19,163,499
(1) Excludes deferred origination costs of $7 million and $6 million at August 31, 2011 and May 31, 2011, respectively.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class.

	August 31, 2011		May 31, 2011
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$40,312	$-	$40,413	$-

With a specific allowance recorded:
CFC/Distribution	458,266	31,424	465,312	36,576
RTFC	8,043	1,963	-	-
Total	466,309	33,387	465,312	36,576
Total impaired loans	$506,621	$33,387	$505,725	$36,576

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of August 31, 2011 and May 31, 2011.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended August 31,
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	2011	2010	2011	2010
CFC/Distribution	$498,139	$522,054	$692	$703
RTFC	2,681	536,863	-	-
Total impaired loans	$500,820	$1,058,917	$692	$703

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Non-performing loans	$417	$7,905
Restructured loans	5,330	5,685
Total	$5,747	$13,590

At August 31, 2011 and May 31, 2011, non-performing loans included $31 million of loans to an electric distribution cooperative that under took a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. On September 15, 2011, this borrower filed a disclosure statement with the bankruptcy court that contains a preliminary draft of a reorganization plan for creditors and other parties of interest to review. This preliminary draft plan of reorganization assumes that the borrower will continue operating through the use of its existing diesel generating facilities. The preliminary draft plan of reorganization has been reviewed by management and we believe that no material adjustment is required to our loan loss reserve recorded at August 31, 2011. The borrower has until December 1, 2011 to submit its final proposal for the plan of reorganization to the bankruptcy court. Loans to this borrower were on non-accrual status at August 31, 2011 and May 31, 2011.

At August 31, 2011, non-performing loans also included a total of $8 million to two telecommunications borrowers for which we do not expect to collect all principal and interest payments as scheduled by the original terms and were put on non-accrual status during the quarter ended August 31, 2011.

At August 31, 2011 and May 31, 2011, we had $427 million and $434 million, respectively, of restructured loans outstanding to an electric distribution cooperative that provides retail electric service to residential and business customers. All restructured loans to this borrower have been on non-accrual status since January 1, 2001 and were performing according to the restructured loan agreements.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at August 31, 2011.

Pledging of Loans and Loans on Deposit
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see Note 4, Short-Term Debt and Credit Arrangements and Note 5, Long-Term Debt).

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$4,624,840	$4,605,921
Collateral trust bonds outstanding	4,050,000	4,050,000

1994 indenture
Distribution system mortgage notes	$1,726,546	$1,740,956
Collateral trust bonds outstanding	1,475,000	1,475,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,761,684	$1,786,777
Notes payable outstanding	1,410,800	1,410,800

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$29,285	$29,857
Cash	7,736	7,664
Total pledged collateral	$37,021	$37,521
Notes payable outstanding	25,294	25,294

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program (see Note 5, Long-Term Debt). The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,628,107	$3,616,040
Notes payable outstanding	3,150,000	3,150,000

(3)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At August 31, 2011 and May 31, 2011, all foreclosed assets were held by two subsidiaries controlled by CFC: DRP and CAH. At August 31, 2010, all foreclosed assets were held by DRP. These assets did not meet the criteria to be classified as held for sale at August 31, 2011 and 2010, and May 31, 2011.

The activity for foreclosed assets is summarized below:
	As of and for the three months ended August 31,				As of and for the year ended
	2011			2010	May 31, 2011
(dollar amounts in thousands)	CAH	DRP	Total	DRP	Total
Beginning balance	$246,643}	$34,168}	$280,811}	$42,252	$42,252
Results of operations	(7,775)	(106)	(7,881)	184	(12,028)
Entity value at transfer	-}	-}	-}	-	253,896
Cash investments (proceeds)	5,032}	-}	5,032}	(4,000)	652
Fair value adjustment	-}	(1,937)	(1,937)	(315)	(3,961)
Ending balance	$243,900}	$32,125}	$276,025}	$38,121	$280,811

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,072,433	$1,471,715
Commercial paper sold directly to members, at par	1,297,068	1,189,770
Commercial paper sold directly to non-members, at par	53,271	55,160
Total commercial paper	2,422,772	2,716,645
Daily liquidity fund sold directly to members	344,814	308,725
Bank bid notes	295,000	295,000
Subtotal short-term debt	3,062,586	3,320,370

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,697,494	1,986,891
Medium-term notes sold to members	248,312	266,067
Secured collateral trust bonds	5,000	5,000
Member subordinated certificates	11,934	12,440
Secured notes payable	497,507	247,507
Unsecured notes payable	4,653	4,649
Total long-term debt maturing within one year	2,464,900	2,522,554
Total short-term debt	$5,527,486	$5,842,924

Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011	Termination date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Three-year agreement (2)	1,376,364	1,370,526	March 8, 2013	25 basis points
Three-year agreement (3)	1,125,000	1,125,000	March 21, 2014	15 basis points
Total	$3,550,364	$3,544,526
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. The available amount presented at August 31, 2011 and May 31, 2011 is reduced by total letters of credit outstanding of $8.6 million and $14.5 million, respectively.
(3) We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. At August 31, 2011 and May 31, 2011, there were no letters of credit outstanding under this facility.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2011	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.19

Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity	10.00	6.26	6.26
(1) We must meet this requirement to retire patronage capital.

At August 31, 2011 and May 31, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,332,614}	$1,298,412
Medium-term notes sold to members	116,610}	105,894
Subtotal	1,449,224}	1,404,306
Unamortized discount	(985)	(990)
Total unsecured medium-term notes	1,448,239}	1,403,316

Unsecured notes payable	3,194,390}	3,194,390
Unamortized discount	(1,234)	(1,279)
Total unsecured notes payable	3,193,156}	3,193,111
Total unsecured long-term debt	4,641,395}	4,596,427

Secured long-term debt:
Collateral trust bonds	5,520,000}	5,520,000
Unamortized discount	(11,326)	(11,765)
Total secured collateral trust bonds	5,508,674}	5,508,235
Secured notes payable	938,587}	1,188,587
Total secured long-term debt	6,447,261}	6,696,822
Total long-term debt	$11,088,656}	$11,293,249

At August 31, 2011 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. As part of this program, we had up to $350 million available under a $500 million committed loan facility from the Federal Financing Bank at August 31, 2011 and May 31, 2011. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

We had $1,411 million of secured notes payable outstanding at August 31, 2011 and May 31, 2011, including $496 million and $246 million, respectively, presented as short-term debt, to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(7)         Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. At August 31, 2011 and May 31, 2011, we did not have any derivative instruments that were accounted for using hedge accounting.

The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Pay fixed-receive variable	$5,767,917	$5,638,123
Pay variable-receive fixed	5,301,440	5,301,440
Total interest rate swaps	$11,069,357	$10,939,563

Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Derivative cash settlements (1)	$168}	$(4,462)
Derivative forward value	(111,739)	(73,792)
Derivative losses	$(111,571)	$(78,254)
(1) The three months ended August 31, 2010 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At August 31, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2011, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At August 31, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,390,263	$(348)	$30,751}	$30,403}
fall below Baa1/BBB+ (1)	6,803,478	(200,241)	36,012}	(164,229)
Total	$8,193,741	$(200,589)	$66,763}	$(133,826)
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

In addition to the rating triggers listed above, at August 31, 2011 we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2011 was $216 million.

(8)          Equity

In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

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

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Total by type:
Long-term tax-exempt bonds	$597,915	$599,935
Indemnifications of tax benefit transfers	58,262	59,895
Letters of credit	327,490	327,201
Other guarantees	117,228	117,957
Total	$1,100,895	$1,104,988

Total by member class:
CFC:
Distribution	$222,701	$217,099
Power supply	826,036	817,618
Statewide and associate	8,024	20,807
CFC total	1,056,761	1,055,524
RTFC	821	821
NCSC	43,313	48,643
Total	$1,100,895	$1,104,988

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At August 31, 2011, our maximum potential exposure for the $75 million of fixed-rate tax-exempt bonds is $129 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $523 million and $524 million as of August 31, 2011 and May 31, 2011, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $10 million at August 31, 2011 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $158 million is secured at August 31, 2011. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $22 million of letters of credit would be reduced to $6 million in the event of default. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. In addition to the letters of credit listed in the table, under master letter of credit facilities in place at August 31, 2011, we may be required to issue up to an additional $640 million in letters of credit to third parties for the benefit of our members.

At May 31, 2011, this amount was $700 million. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $119 million, all of which is unsecured.

At August 31, 2011 and May 31, 2011, we had $287 million and $280 million of guarantees representing 26 percent and 25 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At August 31, 2011 and May 31, 2011, we recorded a guarantee liability of $22 million, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at August 31, 2011 and May 31, 2011 was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $16 million at August 31, 2011 and May 31, 2011 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Beginning balance	$22,217}	$22,984
Net change in non-contingent liability	(473)	(334)
Recovery of guarantee liability	(60)	(548)
Ending balance	$21,684}	$22,102

Liability as a percentage of total guarantees	1.97%	1.90%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at August 31, 2011 and May 31, 2011 consisted of investments in common stock, derivative instruments, foreclosed assets and collateral-dependent non-performing loans.

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

We perform analysis to validate the market quotes obtained from our swap counterparties. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. We only enter into exchange agreements with counterparties that are participating in our revolving lines of credit at the time the exchange agreements are executed. All of our exchange agreements are subject to master netting agreements.

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

At August 31, 2011 and May 31, 2011, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

		August 31, 2011		May 31, 2011
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$365,752}	$-	$343,760
Derivative liabilities		-}	611,326}	-	477,433
Investments in common stock		1,084}	-}	1,023	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At August 31, 2011 and May 31, 2011, we measured foreclosed assets and certain collateral-dependent non-performing loans at fair value as described below.

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

Assets measured at fair value on a non-recurring basis at August 31, 2011 and May 31, 2011 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at August 31, 2011 and May 31, 2011 and the total losses for the three months ended August 31, 2011 and 2010.

	Level 3 Fair Value		Total losses for the three months ended August 31,
(dollar amounts in thousands)	August 31, 2011	May 31, 2011	2011	2010
Foreclosed assets, net	$276,025}	$280,811	$(1,937)	$(315)
Non-performing loans, net of specific reserves	16,561}	10,509	(2,053)	(5,390)

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	August 31, 2011		May 31, 2011
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$567,672	$567,672	$293,615	$293,615
Restricted cash	8,168	8,168	7,690	7,690
Investments in equity securities	58,662	58,662	58,601	58,601
Loans to members, net	18,466,394	19,602,344	19,169,620	19,804,116
Debt service reserve funds	45,172	45,172	45,662	45,662
Interest rate exchange agreements	365,752	365,752	343,760	343,760

Liabilities:
Short-term debt	5,527,486	5,575,651	5,842,924	5,923,611
Long-term debt	11,088,656	12,666,749	11,293,249	12,700,219
Guarantee liability	21,684	24,827	22,217	25,264
Interest rate exchange agreements	611,326	611,326	477,433	477,433
Subordinated deferrable debt	186,440	188,374	186,440	188,399
Members’ subordinated certificates	1,766,124	1,925,429	1,801,212	1,961,005

Off-balance sheet instruments:
Commitments	-	-	-	-

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

The estimated market values have not been updated since August 31, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at August 31, 2011 and May 31, 2011.

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

(12)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended August 31, 2011 and 2010 and condensed consolidated balance sheets at August 31, 2011 and 2010.

	For the three months ended August 31, 2011
(dollar amounts in thousands)	CFC	Other		Elimination	Consolidated
Statement of operations:
Interest income	$241,193}	$19,347}		$(13,290)	$247,250}
Interest expense	(201,593)	(13,744)		13,293}	(202,044)
Net interest income	39,600}	5,603}		3}	45,206}

Recovery of loan losses	9,130}	-}		-}	9,130}
Net interest income after recovery of loan losses	48,730}	5,603}		3}	54,336}

Non-interest income:
Fee and other income	5,182}	218}		(677)	4,723}
Derivative losses	(104,338)	(7,233)		-}	(111,571)
Results of operations from foreclosed assets	(7,881)	-}		-}	(7,881)
Total non-interest income	(107,037)	(7,015)		(677)	(114,729)

Non-interest expense:
General and administrative expenses	(14,184)	(2,395)		190}	(16,389)
Recovery of guarantee liability	60}	-}		-}	60}
Fair value adjustment on foreclosed assets	(1,937)	-}		-}	(1,937)
Loss on early extinguishment of debt	(9,267)	-}		-}	(9,267)
Other	(397)	(484)		484}	(397)
Total non-interest expense	(25,725)	(2,879)		674}	(27,930)

Loss prior to income taxes	(84,032)	(4,291)		-}	(88,323)
Income tax benefit	-}	1,701}		-}	1,701}
Net loss	$(84,032)	$(2,590)	$	-}	$(86,622)

Assets:
Total loans outstanding	$18,252,160}	$1,364,187}		$(1,004,520)	$18,611,827}
Deferred origination costs	6,667}	-}		-}	6,667}
Less: Allowance for loan losses	(152,100)	-}		-}	(152,100)
Loans to members, net	18,106,727}	1,364,187}		(1,004,520)	18,466,394}
Other assets	1,665,176}	228,817}		(203,993)	1,690,000}
Total assets	$19,771,903}	$1,593,004}		$(1,208,513)	$20,156,394}

	For the three months ended August 31, 2010
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$246,057	$20,650	$(15,654)	$251,053
Interest expense	(219,026)	(16,160)	15,674	(219,512)
Net interest income	27,031	4,490	20	31,541

Recovery of loan losses	12,268	20	-	12,288
Net interest income after recovery of loan losses	39,299	4,510	20	43,829

Non-interest income:
Fee and other income	10,500	404	(612)	10,292
Derivative (losses) gains	(67,931)	(10,334)	11	(78,254)
Results of operations from foreclosed assets	184	-	-	184
Total non-interest income	(57,247)	(9,930)	(601)	(67,778)

Non-interest expense:
General and administrative expenses	(19,388)	(2,448)	523	(21,313)
Recovery of guarantee liability	548	-	-	548
Fair value adjustment on foreclosed assets	(315)	-	-	(315)
Other	(93)	(61)	58	(96)
Total non-interest expense	(19,248)	(2,509)	581	(21,176)

Loss prior to income taxes	(37,196)	(7,929)	-	(45,125)
Income tax benefit	-	2,780	-	2,780
Net loss	$(37,196)	$(5,149)	$-	$(42,345)

Assets:
Total loans outstanding	$19,007,475	$1,847,292	$(1,564,004)	$19,290,763
Deferred origination costs	5,029	-	-	5,029
Less: Allowance for loan losses	(580,530)	(9)	-	(580,539)
Loans to members, net	18,431,974	1,847,283	(1,564,004)	18,715,253
Other assets	1,410,978	221,414	(195,370)	1,437,022
Total assets	$19,842,952	$2,068,697	$(1,759,374)	$20,152,275

(13)         Subsequent events

In September 2011, notice was provided to investors that CFC will redeem $250 million of its $1,250 million 7.25 percent, Series C medium-term notes with an original maturity of March 1, 2012 at a premium on October 21, 2011. The premium and unamortized issuance costs are estimated to total $6 million and will be recorded as a loss on extinguishment of debt during the second quarter of fiscal year 2012.

In September 2011, we received a commitment from the Federal Financing Bank to provide additional funding up to $499 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. As a result, we can borrow up to an additional $499 million under Federal Financing Bank loan facilities with a 20-year maturity during the three-year period following the date of closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, including Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2011.

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

Lending Activity
The balance of loans outstanding decreased $713 million during the three months ended August 31, 2011 due to the $694 million reduction in loans outstanding to CFC borrowers of which $557 million was a decrease in CFC power supply loans driven primarily by the repayment of bridge loans with RUS funding.

Funding Activity
During the three months ended August 31, 2011, total debt outstanding decreased $555 million as our funding needs declined as a result of the $713 million decrease in loans outstanding. The reduction in debt was slightly less than the decrease in the outstanding loan balance largely due to maintaining a higher cash balance at August 31, 2011 as compared with May 31, 2011. Our funding requirements for the quarter were primarily related to the early redemption of $250 million of medium-term notes scheduled to mature in March 2012 and refinancing maturing commercial paper as needed. During the three months ended August 31, 2011, our average balance of commercial paper, bid notes and daily liquidity fund outstanding was $2,733 million, or 15 percent of total average debt volume, compared with 11 percent of total average debt volume for the same prior-year period. The higher average balance of commercial paper was offset by a lower average balance of medium-term notes, which decreased to 20 percent of total average debt volume for the three months ended August 31, 2011 compared with 23 percent for the same prior-year period.

Financial Results
For the three months ended August 31, 2011 and 2010, we reported net loss of $87 million and $42 million, respectively which resulted in TIER calculations for those periods of below 1.00. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for covenant compliance. For the three months ended August 31, 2011 and 2010, adjusted net income was $25 million and $31 million, respectively, and adjusted TIER was 1.12  and 1.14, respectively.

Adjusted net interest income increased $18 million, or 68 percent, for the three months ended August 31, 2011 compared with the prior-year period mostly due to a decrease in interest expense that was significantly greater than the decrease to interest income. Our adjusted interest expense for the quarter ended August 31, 2011 averaged $67 million per month, a decrease of $8 million, or 11 percent, from an average of $75 million per month for the prior-year period. The primary factors driving the $17 million reduction to interest expense were our refinancing of maturing term debt and the scheduled reset of interest rates on term debt during the final three quarters of fiscal year 2011 and an increased utilization of commercial paper.  We estimate that the interest rate reset on $750 million of long-term notes payable, combined with the refinancing of $625 million of collateral trust bonds and subordinated deferrable debt with $650 million of new collateral trust bonds, resulted in a $12 million reduction to interest expense during the three months ended August 31, 2011 compared with the prior-year period. The higher average balance of commercial paper outstanding and the decrease in the average balance of medium-term notes in our overall funding mix resulted in a decrease of approximately $8 million in interest expense during the three months ended August 31, 2011 compared with the prior-year period. The average cost of commercial paper was 0.26 percent and 0.33 percent for the three months ended August 31, 2011 and 2010, respectively, compared with the average cost of medium-term notes of 5.93 percent and 5.99 percent for the same periods, respectively.

For the three months ended August 31, 2011, we recorded a recovery of loan losses totaling $9 million, a decrease of $3 million compared with the recovery in the prior-year period. The recovery for the three months ended August 31, 2011 was primarily driven by the decline to the balance of loans in the general reserve and principal repayments on impaired loans.

During the first quarter ended August 31, 2011, we recorded a $9 million loss on early extinguishment of debt related to a premium and unamortized debt issuance costs resulting from the redemption on August 19, 2011 of $250 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012.

At August 31, 2011, our debt-to-equity ratio increased to 35.38-to-1 compared with 28.92-to-1 at May 31, 2011. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio decreased slightly to 6.08-to-1 at August 31, 2011 compared with 6.09-to-1 at May 31, 2011.

Outlook for the Next 12 Months
As a result of anticipated reductions to loan volume, reductions to the rates we offer on variable-rate loans, the anticipation of a smaller recovery of loan losses and a slower pace of decline in adjusted interest expense, we believe our adjusted net income will be lower in fiscal year 2012 than in fiscal year 2011.

Interest income is expected to continue to decrease over the next 12 months due to the anticipated decline in outstanding loan balance and the September 1, 2011 reduction to the long-term variable and line of credit interest rates. The projected decrease to loans outstanding is due to a number of expectations including (i) the maturity and full repayment of a large telecommunications loan, (ii) anticipated loan sales and (iii) a lower level of long-term loan advances due to the current economic conditions which have slowed growth in electricity demand for our members.

We estimate that our adjusted interest expense will decline during the remainder of fiscal year 2012, although at a slower pace than during the year ended May 31, 2011. Adjusted interest expense reductions compared with the prior-year period are expected due to a full year of interest savings from refinancing and repricing term debt at lower interest rates during fiscal year 2011, due to an expected lower level of debt outstanding and as a result of maintaining the current level of commercial paper as a percentage of total debt funding. We do not anticipate a recovery of loan losses in fiscal year 2012 consistent with the $83 million recovery of loan losses in fiscal year 2011.

As a result of the reduction to the long-term variable and line of credit interest rates on September 1, 2011, the calculated impairment for CoServ decreased by $10 million, which will be recorded as a recovery from the loan loss provision for the quarter ended November 30, 2011. The loan to CoServ has been on non-accrual status since it was restructured in December 2002..During that time, CoServ has made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. On September 30, 2011, CoServ made its scheduled payment of $7 million, which reduced the outstanding loan balance to $420 million. The loan balance subsequent to this payment is below the amount that CoServ would have to pay us if they exercised a prepayment option per the restructure agreement, therefore we would no longer be required to take a write-off if the prepayment option was exercised. Thus, on October 1, 2011, the CoServ loan was placed on accrual status at a rate of 4.85% based on the effective interest rate returned by the remaining scheduled cash flows through December 2037..

We believe that our adjusted debt-to-equity ratio will fall below our target of 6.00-to-1 within the next 12 months due to the projected decrease in loan volume and our current policy for equity retention.

We believe there is sufficient liquidity from the combination of member loan repayments, capital markets debt issuance, debt issuance to members and private placement of debt to the Federal Agricultural Mortgage Corporation and the Federal Financing Bank to satisfy our need for additional funding over the next 12 months.

At August 31, 2011, we had long-term debt maturing in the next 12 months totaling $2,465 million. Over 60 percent of this debt is comprised of two notes scheduled to mature during the third and fourth quarters of fiscal year 2012, including a $1,250 million, 7.25 percent Series C medium-term note maturity scheduled for March 2012. On September 19, 2011, CFC provided notice to investors that it will redeem $250 million of the Series C medium-term notes at a premium on October 21, 2011. Both the premium and the unamortized issuance costs, estimated to total $6 million, will be recorded as a loss on extinguishment of debt during the second quarter ending November 30, 2011. With the exception of these two notes, our funding requirement for term debt is modest during fiscal year 2012. Our loan volume is anticipated to decrease over the next 12 months; therefore, we do not expect that we will need to refinance the full amount of these notes.

We anticipate closing two new revolving credit facilities in October 2011.. The two new facilities will replace the $1,049 million facility maturing in March 2012 and the $1,376 million facility maturing in March 2013, both of which will be terminated early. The two new facilities will mature in October 2015 and 2016.. The fees on the new agreements are expected to be lower resulting in savings to us. We expect a reduction of approximately $700 million to our total revolving lines of credit as a result of the refinancing, which will also reduce the total amount of commercial paper that we can issue. We currently have excess commercial paper issuance authority and we expect our total outstanding loan balance to decline through the rest of fiscal year 2012, which will result in a lower level of demand for commercial paper funding.

In September 2011, we received a commitment from the Federal Financing Bank to provide additional funding up to $499 million with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. As a result, we can borrow up to an additional $499 million under Federal Financing Bank loan facilities with a 20-year maturity during the three-year period following the date of closing. This is in addition to up to $350 million of Federal Financing Bank loan facilities with a 20-year maturity available through October 15, 2013.

Results of Operations
The following table presents the results of operations for the three months ended August 31, 2011 and 2010.

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010	Change
Interest income	$247,250}	$251,053	$(3,803)
Interest expense	(202,044)	(219,512)	17,468}
Net interest income	45,206}	31,541	13,665}
Recovery of loan losses	9,130}	12,288	(3,158)
Net interest income after recovery of loan losses	54,336}	43,829	10,507}

Non-interest income:
Fee and other income	4,723}	10,292	(5,569)
Derivative losses	(111,571)	(78,254)	(33,317)
Results of operations from foreclosed assets	(7,881)	184	(8,065)
Total non-interest income	(114,729)	(67,778)	(46,951)

Non-interest expense:
Salaries and employee benefits	(10,399)	(13,026)	2,627}
Other general and administrative expenses	(5,990)	(8,287)	2,297}
Recovery of guarantee liability	60}	548	(488)
Fair value adjustment on foreclosed assets	(1,937)	(315)	(1,622)
Loss on early extinguishment of debt	(9,267)	-	(9,267)
Other	(397)	(96)	(301)
Total non-interest expense	(27,930)	(21,176)	(6,754)

Loss prior to income taxes	(88,323)	(45,125)	(43,198)

Income tax benefit	1,701}	2,780	(1,079)
Net loss	(86,622)	(42,345)	(44,277)
Less: Net loss attributable to noncontrolling interest	2,590}	5,149	(2,559)
Net loss attributable to CFC	$(84,032)	$(37,196)	$(46,836)

TIER (1)	-}	-
Adjusted TIER (2)	1.12}	1.14
(1) For the three months ended August 31, 2011 and 2010, earnings were insufficient to cover fixed charges by $87 and $42 million, respectively, and, therefore, the TIER calculations for those periods result in a value below 1.00.
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

	Average balances and interest rates – Assets

	For the three months ended August 31,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$16,571,439	$15,633,931	$225,346	$222,969	5.40%	5.66%
Long-term variable-rate loans	678,264	956,745	8,252	11,953	4.83	4.96
Line of credit loans	1,193,085	1,537,923	9,626	11,977	3.20	3.09
Restructured loans	469,494	498,550	692	703	0.58	0.56
Non-performing loans	33,877	561,222	-	-	-	-
Total	18,946,159	19,188,371	243,916	247,602	5.11	5.12
Investments	668,569	267,549	928	1,030	0.55	1.53
Fee income (1)	-	-	2,406	2,421	-	-
Total	$19,614,728	$19,455,920	$247,250	$251,053	5.00	5.12
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	For the three months ended August 31, 2011 vs. August 31, 2010
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$13,371}	$(10,994)	$2,377}
Long-term variable-rate loans	(3,479)	(222)	(3,701)
Line of credit loans	(2,686)	335}	(2,351)
Restructured loans	(41)	30}	(11)
Non-performing loans	-}	-}	-}
Total interest income on loans	7,165}	(10,851)	(3,686)
Investments	1,544}	(1,646)	(102)
Fee income	-}	(15)	(15)
Total interest income	$8,709}	$(12,512)	$(3,803)
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

During the three months ended August 31, 2011, interest income decreased by $4 million, or 2 percent, compared with the prior-year period. Since August 31, 2010, we have had a significant amount of long-term fixed-rate loan advances, primarily to refinance debt of other lenders. These advances have driven an increase to the average balance of long-term fixed-rate loans for the quarter ended August 31, 2011 as compared to the prior-year period. On average, these new fixed-rate loans were advanced at a rate that was lower than the weighted-average rate on the long-term fixed-rate loan portfolio at August 31, 2010. Thus, we have seen a reduction of 26 basis points in the weighted-average rate on our long-term fixed-rate loan portfolio at August 31, 2011 compared with the prior-year period. During that same time frame, we have seen large reductions to the average balance of the long-term variable rate and line of credit loan portfolios due to loan sales and repayments of bridge loans. In total, there was only a slight decrease to the total average loan balance outstanding at August 31, 2011 compared to the prior-year period. When you exclude the decline to the average balance of non-performing loans resulting from the completion of the transfer of control of operating entities of a non-performing borrower, there was a slight increase to the average balance of loans that are performing. As a result, the main driver of the reduction to interest income for the quarter ended August 31, 2011 compared with the prior-year period was the large amount of fixed-rate loan advances at rates that were lower than the weighted-average rate on the long-term fixed-rate loan portfolio at August 31, 2010.

As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. As benchmark treasury rates and corporate spreads tightened over the past 12 months, we lowered the long-term fixed rates we offered on our new loans. The average long-term fixed interest rates we offered on electric loans for the three months ended August 31, 2011 decreased 38 basis points compared with the prior-year period. The decrease in interest income due to lower interest rates was partly offset by the increase in the average volume of long-term fixed-rate loans to 87 percent of the total loan portfolio for the three months ended August 31, 2011 from 81 percent for the same prior-year period. During the three months ended August 31, 2011, long-term fixed-rate loans had an average yield of 5.40 percent compared with 4.83 percent and 3.20 percent for long-term variable and line of credit loans, respectively.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Electric	$5,707	$6,186
Telecommunications	40	7,404
Total	$5,747	$13,590

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the reduction of non-accrual loans to Innovative Communication Corporation (“ICC”) as a result of the transfer of control of ICC’s operating entities to Caribbean Asset Holdings (“CAH”), a subsidiary of CFC, in October 2010 and March 2011. Loans remaining on non-accrual status relate primarily to restructured loans to a large electric distribution cooperative that provides retail electric service to residential and business customers. While the loans to this borrower were on non-accrual status, the borrower was current with respect to all payments required under the restructured loan agreement. The decrease to interest income from holding this borrower’s loans on non-accrual status is largely offset by the reduction to the calculated impairment due to applying all payments received against the principal balance. The reduction to the calculated impairment results in the recognition of income from the recovery from the loan loss allowance. As a result, there is a limited effect on the overall financial statements from these non-accrual loans. During the three months ended August 31, 2011, this borrower made scheduled payments of $7 million that resulted in a reduction of $5 million to the calculated impairment. The calculated impairment is based on the net present value of the expected future cash flow associated with the loan. As required by GAAP, credit risk related to the collection of future cash flows is taken into consideration in estimating the future cash flows associated with the loans to this borrower.

Interest Expense
The following tables break out the average cost of debt and the change to interest expense due to changes in average debt volume versus changes to interest rates summarized by debt type. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by funding large aggregated amounts of loans. The following tables also break out the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received. Additionally, the tables present adjusted interest expense, which includes all derivative cash settlements in interest expense. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

	Average balances and interest rates – Liabilities

	For the three months ended August 31,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid notes (1) (2)	$2,732,712	$2,074,096	$(1,769)	$(1,723)	(0.26)%	(0.33)%
Medium-term notes (1)	3,604,528	4,182,446	(53,841)	(63,104)	(5.93)	(5.99)
Collateral trust bonds (1)	5,538,238	5,228,937	(77,272)	(78,549)	(5.54)	(5.96)
Subordinated deferrable debt (1)	180,943	301,962	(2,806)	(4,916)	(6.15)	(6.46)
Subordinated certificates (1)	1,779,540	1,757,587	(18,301)	(20,306)	(4.08)	(4.58)
Long-term notes payable (1)	4,560,300	4,534,469	(39,827)	(45,992)	(3.46)	(4.02)
Total	18,396,261	18,079,497	(193,816)	(214,590)	(4.18)	(4.71)
Debt issuance costs (3)	-	-	(5,125)	(2,577)	-}	-
Fee expense (4)	-	-	(3,103)	(2,345)	-}	-
Total	$18,396,261	$18,079,497	$(202,044)	$(219,512)	(4.36)	(4.82)

Derivative cash settlements (5)	$10,980,971	$11,155,158	$168	$(4,462)	0.01%	(0.16)%
Adjusted interest expense (6)	18,396,261	18,079,497	(201,876)	(223,974)	(4.35)	(4.91)
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

	Analysis of changes in interest expense

	For the three months ended August 31, 2011 vs. August 31, 2010
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$(547)	$501}	$(46)
Medium-term notes	8,720}	543}	9,263}
Collateral trust bonds	(4,646)	5,923}	1,277}
Subordinated deferrable debt	1,970}	140}	2,110}
Subordinated certificates	(254)	2,259}	2,005}
Long-term notes payable	(262)	6,427}	6,165}
Total interest expense on debt	4,981}	15,793}	20,774}
Debt issuance costs	-}	(2,548)	(2,548)
Fee expense	-}	(758)	(758)
Total interest expense	$4,981}	$12,487}	$17,468}

Derivative cash settlements (4)	$70}	$4,560}	$4,630}
Adjusted interest expense (5)	5,051}	17,047}	22,098}
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

During the three months ended August 31, 2011, interest expense decreased 8 percent compared with the same prior-year period primarily due to the 46 basis point reduction in the total cost of debt. Our cost of debt decreased due to our refinancing of maturing term debt and the scheduled reset of interest rates on term debt during the final three quarters of fiscal year 2011, both of which resulted in lower interest rates on our debt outstanding during the three months ended August 31, 2011.We issued collateral trust bonds in November 2010 at an average interest rate of 1.54 percent in order to refinance maturing collateral trust bonds with a fixed rate of 4.375 percent and redeem subordinated deferrable debt with a fixed rate of 6.75 percent. We also lowered our average cost for long-term notes payable by 56 basis points during the three months ended August 31, 2011 compared with the prior-year period largely from the scheduled reset of interest rates for $750 million of long-term notes payable to the Federal Financing Bank in January 2011 at an average effective rate of 1.73 percent compared with the previous effective rate of 5.20 percent. During the first quarter of fiscal year 2012, commercial paper was 15 percent of the total average debt outstanding, an increase from 11 percent for the prior-year period, which was offset by the decrease in utilization of medium-term notes to 20 percent of the total average debt outstanding from 23 percent for the same prior-year period. At an average cost of 0.26 percent and 0.33 percent for the three months ended August 31, 2011 and 2010, commercial paper is our lowest-cost source of debt funding and significantly lower in average cost compared with medium-term notes of 5.93 percent and 5.99 percent for the same periods, respectively.

The adjusted interest expense, which includes all derivative cash settlements, was $202 million for the three months ended August 31, 2011, compared with $224 million for the three months ended August 31, 2010. The adjusted interest expense was lower during the three months ended August 31, 2011 due to the lower interest expense noted above combined with a decrease in the derivative cash settlements expense discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended August 31,
	2011		2010	2011	2010
(dollar amounts in thousands)	Interest income (expense)			Average yield (cost)
Total interest income	$247,250	$$	251,053	5.00%	5.12%
Total interest expense	(202,044)		(219,512)	(4.36)	(4.82)
Net interest income/Net yield	$45,206	$$	31,541	0.64%	0.30%
Derivative cash settlements	168		(4,462)	0.01	(0.16)
Adjusted net interest income/Adjusted net yield (1)	45,374		27,079	0.65	0.21
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended August 31, 2011 vs. August 31, 2010
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$13,690}	$(25)	$13,665}
Increase in adjusted net interest income	13,760}	4,535	18,295}
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

Net interest income and adjusted net interest income increased 43 percent and 68 percent, respectively, for the three months ended August 31, 2011 compared with the prior-year period primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factors driving the 8 percent reduction to interest expense were our refinancing of maturing term debt and the scheduled reset of interest rates on term debt during the final three quarters of fiscal year 2011 and an increased utilization of commercial paper. Interest income for the three months ended August 31, 2011 decreased 2 percent compared with the prior-year period due to a large amount of fixed-rate loan advances at rates that were lower than the weighted-average rate on the long-term fixed-rate loan portfolio at August 31, 2010. The increase in adjusted net interest income during the three months ended August 31, 2011 was also driven by a reduction to cash settlements expense compared with the prior-year period largely due to a $3 million fee we paid during the prior-year period to terminate an interest rate swap that was match funding loans that were prepaid. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of Loan Losses
The loan loss recovery of $9 million was due to reductions in the allowance for loan losses held for the general and impaired loan portfolios of $6 million and $3 million, respectively. The $6 million decrease in the reserve for the general portfolio was driven primarily by loan repayments and the reclassification of certain telecommunications loans from the general portfolio to impaired loans, improvement in the borrowers’ average internal risk rating and a reduction to the unallocated reserve associated with large loan exposures. The reduction to the loan loss allowance for impaired loans of $3 million was due to principal repayments on impaired loans that resulted in a $5 million recovery from the loan loss reserve, partly offset by a $2 million increase due to the reclassification of certain telecommunications loans from the general portfolio to impaired loans.

Non-interest Income
Non-interest income decreased by $47 million for the three months ended August 31, 2011 compared with the same prior-year period primarily due the $33 million increase in derivative losses, $6 million decrease in fee income and the $8 million net loss for CAH included in the results of operations from foreclosed assets during the three months ended August 31, 2011. CAH holds our investment in cable and telecommunications operating entities in the United States Virgin Islands, British Virgin Islands and St. Maarten. Fee income was lower in the current-year period due to $6 million of fees recognized during the three months ended August 31, 2010 related to prepaid telecommunications loans, which was partly offset by a $3 million fee recorded as cash settlements expense that we paid to terminate an interest rate swap that match funded these telecommunications loans.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended August 31,		Net
(dollar amounts in thousands)	2011	2010	change
Derivative cash settlements	$168}	$(4,462)	$4,630}
Derivative forward value	(111,739)	(73,792)	(37,947)
Derivative losses	$(111,571)	$(78,254)	$(33,317)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended August 31,
	2011			2010
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,628,988	4.05%	0.25%	$5,603,718	4.46%	0.45%
Pay variable-receive fixed	5,351,983	1.16	5.23	5,551,440	1.29	5.23
Total	$10,980,971	2.65	2.65	$11,155,158	2.88	2.83

During the three months ended August 31, 2011, the weighted-average rate we paid on our interest rate swap agreements was equal to the weighted-average rate we received, whereas we paid a net weighted-average rate of 0.05 percent during the prior-year period excluding the $3 million termination fee. The primary reason for the decrease in the weighted-average outflow was the decrease to the weighted-average rate we paid on both pay fixed-receive variable and pay variable-receive fixed interest rate swaps. The lower payment for pay fixed-receive variable swaps was driven by the maturity of these swaps since August 31, 2010 that carried a higher fixed rate, as well as the addition of new pay fixed-receive variable swaps with a lower fixed rate compared with swaps in place during the prior-year period.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three months ended August 31, 2011 decreased by $38 million compared with the prior-year period. For the three months ended August 31, 2011, the derivative forward value losses of $112 million were the result of the average decrease of 33 basis points to the estimated yield curve for our swaps based on market expectations of interest rates, which caused a decrease in the fair value of pay fixed-receive variable interest rate swaps. The decrease in fair value of pay fixed-receive variable interest rate swaps during the three months ended August 31, 2011 outweighed the increase in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 51 percent of our derivative contracts during the three months ended August 31, 2011 and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps.

Non-interest Expense
The $7 million increase to non-interest expense for the three months ended August 31, 2011 compared with the prior-year period was primarily due to the $9 million loss on early extinguishment of debt related to the redemption of $250 million of medium-term notes in August 2011, partly offset by the lower salaries and employee benefits expense and other general and administrative expenses. The $3 million decrease to salaries and employee benefits expense was due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees during the three months ended August 31, 2010. The $2 million decrease in general administrative expenses during the three months ended August 31, 2011 was largely driven by lower legal fees and other expenses as a result of the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011.

Net Loss
The change in the items described above resulted in a net loss of $87 million and $42 million for the three months ended August 31, 2011 and 2010, respectively. The adjusted net income, which excludes the effect of the derivative forward value, was $25 million and $31 million for the three months ended August 31, 2011 and 2010, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Loss Attributable to the Noncontrolling Interest
Net loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three months ended August 31, 2011 represents $0.2 million of net income and $2.8 million of net loss for RTFC and NCSC, respectively, compared with a net loss of $0.4 million and $4.7 million for RTFC and NCSC, respectively, for the three months ended August 31, 2010. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Net loss prior to cumulative effect of
change in accounting principle	$(86,622)	$(42,345)
Add: fixed charges	202,115}	219,549
Less: interest capitalized	(71)	(37)
Earnings available for fixed charges	$115,422}	$177,167

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$202,044}	$219,512
Interest capitalized	71}	37
Total fixed charges	$202,115}	$219,549
Ratio of earnings to fixed charges (1)	-}	-
(1) For the three months ended August 31, 2011 and 2010, earnings were insufficient to cover fixed charges by $87 million and $42 million, respectively, and, therefore, the TIER calculations for those periods result in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	August 31, 2011		May 31, 2011		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$16,272,689	88%	$16,404,940	85%	$(132,251)
Long-term variable-rate loans	997,381	5	1,278,391	7	(281,010)
Loans guaranteed by RUS	225,581	1	226,695	1	(1,114)
Total long-term loans	17,495,651	94	17,910,026	93	(414,375)
Line of credit loans	1,116,176	6	1,414,650	7	(298,474)
Total loans	$18,611,827	100%	$19,324,676	100%	$(712,849)

Loans by member class (1):
CFC:
Distribution	$13,621,016	73%	$13,760,228	71%	$(139,212)
Power supply	3,535,717	19	4,092,290	21	(556,573)
Statewide and associate	90,907	1	88,961	1	1,946}
CFC total	17,247,640	93	17,941,479	93	(693,839)
RTFC	823,420	4	859,122	4	(35,702)
NCSC	540,767	3	524,075	3	16,692}
Total loans	$18,611,827	100%	$19,324,676	100%	$(712,849)
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding decreased by $713 million during the three months ended August 31, 2011 mainly due to the $557 million reduction to power supply loans resulting largely from the pay down of bridge loans of $522 million with proceeds of long-term loans from RUS.

During the three months ended August 31, 2011, $267 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $235 million selected a new long-term fixed rate; $23 million selected the long-term variable rate; $4 million selected a new rate offered by a partner under our loan sale programs and were sold by CFC with CFC continuing to service the loans sold; and $5 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	August 31, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$13,843,717	70%	$13,977,327	68%	$(133,610)
Power supply	4,361,753	22	4,909,908	24	(548,155)
Statewide and associate	98,931	1	109,768	1	(10,837)
CFC total	18,304,401	93	18,997,003	93	(692,602)
RTFC	824,241	4	859,943	4	(35,702)
NCSC	584,080	3	572,718	3	11,362}
Total loans and guarantees	$19,712,722	100%	$20,429,664	100%	$(716,942)

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At August 31, 2011 and May 31, 2011, loans outstanding to members in any one state or territory did not exceed 17 percent and 19 percent of total loans outstanding, respectively.

At August 31, 2011 and May 31, 2011, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At August 31, 2011, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	August 31, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$3,042,997	15%	$3,206,808	16%	$(163,811)
Guarantees	301,230	2	302,771	1	(1,541)
Total credit exposure to 10 largest borrowers	$3,344,227	17%	$3,509,579	17%	$(165,352)

Total by company:
CFC	$3,322,977	17%	$3,488,329	17%	$(165,352)
NCSC	21,250	-	21,250	-	-}
Total credit exposure to 10 largest borrowers	$3,344,227	17%	$3,509,579	17%	$(165,352)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	August 31, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,814,268	9%	$2,200,140	11%	$(385,872)
Guarantees	286,684	2	281,431	1	5,253}
Total unsecured credit exposure	$2,100,952	11%	$2,481,571	12%	$(380,619)

Total by company:
CFC	$1,673,083	9%	$2,041,440	10%	$(368,357)
RTFC	226,395	1	231,923	1	(5,528)
NCSC	201,474	1	208,208	1	(6,734)
Total unsecured credit exposure	$2,100,952	11%	$2,481,571	12%	$(380,619)

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	August 31, 2011		May 31, 2011
Total loans to members	$18,611,827}		$19,324,676
Less: Total secured debt or debt requiring
collateral on deposit	(10,111,094)		(10,111,094)
Excess collateral pledged or on deposit (1)	(1,659,368)		(1,668,457)
Unencumbered loans	$6,841,365}		$7,545,125

Unencumbered loans as a percentage of total loans	37}	%	39%
(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100 percent coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Non-performing and Restructured Loans
The following table presents a summary of non-performing and restructured loans as a percentage of total loans and total loans and guarantees outstanding:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Non-performing loans (1)	$39,449	$31,344
Percent of loans outstanding	0.21%	0.16%
Percent of loans and guarantees outstanding	0.20	0.15

Restructured loans	$467,172	$474,381
Percent of loans outstanding	2.51%	2.45%
Percent of loans and guarantees outstanding	2.37	2.32

Total non-performing and restructured loans	$506,621	$505,725
Percent of loans outstanding	2.72%	2.61%
Percent of loans and guarantees outstanding	2.57	2.47

Total non-accrual loans	$466,309	$465,312
Percent of loans outstanding	2.51%	2.41%
Percent of loans and guarantees outstanding	2.37	2.28
(1) All loans classified as non-performing were on non-accrual status.

At August 31, 2011 and May 31, 2011, non-performing loans included $31 million of loans to an electric distribution cooperative that under took a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. On September 15, 2011, this borrower filed a disclosure statement with the bankruptcy court that contains a preliminary draft of a reorganization plan for creditors and other parties of interest to review. This preliminary draft plan of reorganization assumes that the borrower will continue operating through the use of its existing diesel generating facilities. The preliminary draft plan of reorganization has been reviewed by management and we believe that no material adjustment is required to our loan loss reserve recorded at August 31, 2011. The borrower has until December 1, 2011 to submit its final proposal for the plan of reorganization to the bankruptcy court. Loans to this borrower were on non-accrual status at August 31, 2011 and May 31, 2011. At August 31, 2011, non-performing loans also included a total of $8 million to two telecommunications borrowers for which we do not expect to collect all principal and interest payments as scheduled by the original terms and were put on non-accrual status during the quarter ended August 31, 2011.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing loans at August 31, 2011.

At August 31, 2011 and May 31, 2011, we had restructured loans totaling $467 million and $474 million to two borrowers, both of which were performing according to their restructure agreements. Approximately $1 million of interest income was accrued on restructured loans during the three months ended August 31, 2011 and 2010.

Included in restructured loans outstanding at August 31, 2011 and May 31, 2011 was $427 million and $434 million, respectively, of loans to a large electric distribution cooperative that provides retail electric service to residential and business customers. All restructured loans to this borrower have been on non-accrual status since January 1, 2001. During the three months ended August 31, 2011, this borrower made scheduled payments of $7 million, all of which were applied as a reduction to the loan principal balance and resulted in a reduction of $5 million to the calculated impairment.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to restructured loans at August 31, 2011.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended August 31,		As of and for the year ended
(dollar amounts in thousands)	2011	2010	May 31, 2011
Beginning balance	$161,177}	$592,764	$592,764
Recovery of loan losses	(9,130)	(12,288)	(83,010)
Net recoveries of loans previously charged-off	53}	63	(348,577)
Ending balance	$152,100}	$580,539	$161,177
`
Loan loss allowance by company:
CFC (1)	$134,457}	$160,777	$143,706
RTFC (1)	8,649}	408,811	8,389
NCSC (1)	8,994}	10,951	9,082
Total	$152,100}	$580,539	$161,177

As a percentage of total loans outstanding	0.82%	3.01%	0.84%
As a percentage of total non-performing loans outstanding	385.56	102.86	514.22
As a percentage of total restructured loans outstanding	32.56	117.04	33.98
As a percentage of total loans on non-accrual	32.62	56.93	34.64
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of the NCSC loan loss allowance of $9 thousand at August 31, 2010 to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2011.

Our loan loss allowance decreased by $9 million from May 31, 2011 to August 31, 2011 due to reductions in the allowance for loan losses held for the general and impaired loan portfolios of $6 million and $3 million, respectively. See Recovery of Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At August 31, 2011 and May 31, 2011, there was a total specific loan loss allowance balance of $33 million and $37 million, respectively, related to impaired loans totaling $507 million and $506 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011	Increase/ decrease
Commercial paper (1)	$2,767,586	$3,025,370	$(257,784)
Bank bid notes	295,000	295,000	-}
Collateral trust bonds	5,513,674	5,513,235	439}
Notes payable	4,633,903	4,633,854	49}
Medium-term notes	3,394,045	3,656,274	(262,229)
Subordinated deferrable debt	186,440	186,440	-}
Membership certificates	646,161	646,161	-}
Loan and guarantee certificates	733,647	769,241	(35,594)
Member capital securities	398,250	398,250	-}
Total debt outstanding	$18,568,706	$19,123,825	$(555,119)
Percentage of fixed-rate debt (2)	80%	79%
Percentage of variable-rate debt (3)	20	21

Percentage of long-term debt	84%	83%
Percentage of short-term debt	16	17

(1) Includes $345 million and $309 million related to the daily liquidity fund at August 31, 2011 and May 31, 2011, respectively.
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

Total debt outstanding decreased by $555 million at August 31, 2011 as compared with May 31, 2011 as our funding needs declined as a result of the $713 million decrease in loans outstanding. The reduction in debt was slightly less than the decrease in the outstanding loan balance largely due to maintaining a higher cash balance at August 31, 2011 compared to May 31, 2011. During the quarter ended August 31, 2011, we used the excess cash from loan repayments to pay down maturing medium-term notes, including the early redemption of $250 million of 7.25 percent medium-term notes scheduled to mature in March 2012 and to reduce the balance of commercial paper funding. The decrease to loan and guarantee subordinated certificates was related to the repayment of loans and, to a lesser extent, the reduction in guarantees outstanding.

Equity
At August 31, 2011, total equity decreased by $133 million from May 31, 2011 largely due to a net loss of $87 million for the three months ended August 31, 2011 and the board-authorized patronage capital retirement of $46 million. In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at August 31, 2011 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)
Contractual Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt due in less than one year	$2,158	$307	$-	$-	$-	$-	$2,465
Long-term debt	-	437	2,397	446	986	6,823	11,089
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	24	12	33	17	1,490	1,576
Operating leases (3)	1	-	-	-	-	-	1
Contractual interest on long-term debt (4)	551	637	568	519	499	6,191	8,965
Total contractual obligations	$2,710	$1,405	$2,977	$998	$1,502	$14,690	$24,282
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $190 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the payment obligation related to our lease of office space for our previous headquarters facility through the term of the lease which ends on October 17, 2011.
(4) Represents the interest obligation on our debt based on terms and conditions at August 31, 2011.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$597,915	$599,935	$(2,020)
Indemnifications of tax benefit transfers	58,262	59,895	(1,633)
Letters of credit	327,490	327,201	289}
Other guarantees	117,228	117,957	(729)
Total	$1,100,895	$1,104,988	$(4,093)
Total by company:
CFC	$1,056,761	$1,055,524	$1,237}
RTFC	821	821	-}
NCSC	43,313	48,643	(5,330)
Total	$1,100,895	$1,104,988	$(4,093)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at August 31, 2011, we may be required to issue up to an additional $640 million in letters of credit to third parties for the benefit of our members. At May 31, 2011, this amount was $700 million. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. At August 31, 2011 and May 31, 2011, 74 percent and 75 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the three months ended August 31, 2011 is primarily due to normal amortization of guaranteed debt and maturing letters of credit partially offset by several new letters of credit. At August 31, 2011 and May 31, 2011, we recorded a guarantee liability totaling $22 million, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at August 31, 2011, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Guarantees (1)	$1,100,895	$265,116	$167,313	$58,472	$90,379	$22,817	$496,798
(1) For $523 million of tax-exempt bonds, we unconditionally agreed to purchase bonds tendered or called for redemption at any time if the remarketing agents have not sold such bonds to other purchasers.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At August 31, 2011 and May 31, 2011, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	August 31, 2011	% of Total	May 31, 2011	% of Total
Long-term	$5,524,092	39%	$5,461,484	39%
Line of credit	8,772,994	61	8,609,191	61
Total	$14,297,086	100%	$14,070,675	100%

A total of $1,033 million and $999 million of line of credit unadvanced commitments at August 31, 2011 and May 31, 2011, respectively, represented unadvanced commitments related to loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. The remaining available amounts at August 31, 2011 and May 31, 2011 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. It is our experience that unadvanced commitments related to line of credit loans are usually not fully drawn. We believe these conditions will continue for the following reasons:

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

In our experience, unadvanced commitments related to term loans may not be fully drawn and that borrowings occur in multiple transactions over an extended period of time. We believe these conditions will continue for the following reasons:

•	electric cooperatives typically execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;
•
electric cooperatives generate a significant amount of cash from the collection of revenue from their customers, thus operating cash flow is available to reduce the amount of additional funding needed for capital expenditures and maintenance;

•	we generally do not charge our borrowers a fee on long-term unadvanced commitments; and
•	long-term unadvanced commitments generally expire within five years of the first advance on a loan.

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at August 31, 2011, and the related maturities by fiscal year and thereafter as follows:

		Maturities of unadvanced committed lines of credit
	Available
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$1,032,860	$75,000	$214,298	$335,783	$65,875	$149,805	$192,099

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2011 was 37.36-to-1, an increase from 30.52-to-1 at May 31, 2011. The increase in the leverage ratio is due to the decrease of $133 million in total equity, partially offset by decreases of $272 million in total liabilities and $4 million in guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

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

At August 31, 2011 and May 31, 2011, the adjusted leverage ratio was 6.48-to-1. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The decreases of $369 million in adjusted liabilities and $4 million to guarantees were offset by the $57 million decrease in adjusted equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition. In addition to the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at August 31, 2011 was 35.38-to-1, an increase from 28.92-to-1 at May 31, 2011. The increase in the debt-to-equity ratio is due to the decrease of $133 million in total equity, partially offset by the decrease of $272 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At August 31, 2011 and May 31, 2011, the adjusted debt-to-equity ratio was 6.08-to-1 and 6.09-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The decrease in the adjusted debt-to-equity ratio is due to the decrease of $369 million in adjusted liabilities, mostly offset with the decrease of $57 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At August 31, 2011, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through February 28, 2013. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at August 31, 2011, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
					Long-term	Debt Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & prepayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	excess sources over uses of liquidity
1Q12										$ 568
2Q12	$ 441	$ 100	$ 194	$ 735	$ 541	$ -	$ -	$ 100	$ 641	474
3Q12	364	-	351	715	389	-	-	250	639	398
4Q12	1,353	-	163	1,516	350	400	450	350	1,550	432
1Q13	307	-	303	610	336	-	150	100	586	408
2Q13	272	-	128	400	263	-	-	100	363	371
3Q13	36	350	98	484	403	-	-	100	503	390
Totals	$ 2,773	$ 450	$ 1,237	$ 4,460	$ 2,282	$ 400	$ 600	$ 1,000	$ 4,282

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through February 28, 2013. These estimates will change on a quarterly basis based on many factors.

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

In addition, we have a program to sell commercial paper to investors in the capital markets. We limit the amount of commercial paper that can be sold to the amount of backup liquidity available under our revolving credit agreements. Commercial paper issued through dealers and bank bid notes totaled $1,367 million and represented 7 percent of total debt outstanding at August 31, 2011. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2012.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At August 31, 2011 and May 31, 2011, we had secured notes payable of $1,411 million outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At August 31, 2011 and through the date of this filing, we have up to $2,489 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At August 31, 2011 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. As part of this program, we had up to $350 million available under a $500 million committed loan facility from the Federal Financing Bank at August 31, 2011 and May 31, 2011. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. In September 2011, we received an additional commitment from the Federal Financing Bank to provide funding up to $499 million with a guarantee of repayment by RUS. Under this Federal Financing Bank loan facility, we can borrow up to an additional $499 million with a 20-year maturity during the three-year period following the date of closing.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,616 million over the next 12 months.

Member Loan Interest Payments
During the three months ended August 31, 2011, interest income on the loan portfolio was $244 million, representing an average yield of 5.11 percent compared with 5.12 percent for the three months ended August 31, 2010. For the past three fiscal years, interest income on the loan portfolio has averaged $1,030 million. At August 31, 2011, 88 percent of the total loans outstanding had a fixed rate of interest, and 12 percent of loans outstanding had a variable rate of interest. At August 31, 2011, 3 percent of loans outstanding were on non-accrual status.

Bank Revolving Credit Agreements
The following is a summary of the amounts available under our revolving credit agreements:

(dollar amounts in thousands)	August 31, 2011	May 31, 2011	Termination date	Facility fee per year (1)
Five-year agreement	$1,049,000	$1,049,000	March 16, 2012	6 basis points
Three-year agreement (2)	1,376,364	1,370,526	March 8, 2013	25 basis points
Three-year agreement (3)	1,125,000	1,125,000	March 21, 2014	15 basis points
Total	$3,550,364	$3,544,526
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.
(2) We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. The available amount presented at August 31, 2011 and May 31, 2011 is reduced by total letters of credit outstanding of $8.6 million and $14.5 million, respectively.
(3) We may request letters of credit for up to $100 million under this agreement, which then reduces the amount available under the facility. At August 31, 2011 and May 31, 2011, there were no letters of credit outstanding under this facility.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	August 31, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper (2)	$1,641,882	59%	$1,498,495	50%	$143,387}
Medium-term notes	364,922	11	371,961	10	(7,039)
Members’ subordinated certificates	1,778,058	100	1,813,652	100	(35,594)
Total	$3,784,862		$3,684,108		$100,754}

Percentage of total debt outstanding	20%		19%
(1) Represents the percentage of each line item outstanding to our members.
(2) Includes $345 million and $309 million related to the daily liquidity fund at August 31, 2011 and May 31, 2011, respectively.

Member commercial paper investments averaged $1,122 million outstanding over the last three fiscal years. We view member commercial paper investments as a more stable source of funding than investor-purchased commercial paper.

Cash Flows from Operations
For the three months ended August 31, 2011, cash flows provided by operating activities were $131 million compared with $124 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At August 31, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2011	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.19	1.19

Minimum adjusted TIER for the most recent fiscal year (1)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity	10.00	6.26	6.26
(1) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure up to $7,500 million on any other indebtedness of CFC. As of August 31, 2011, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,586 million.

The revolving credit agreements limit new investments in the ICC operating entities obtained by CAH as foreclosed assets to $275 million without consent by the required banks. These investments at August 31, 2011 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
		1994 collateral trust bonds and U.S. medium-term notes indentures
	Requirement	August 31, 2011	May 31, 2011
Maximum ratio of adjusted senior debt to total equity	20.00	7.35	6.98

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt outstanding to the Federal Financing Bank under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See Pledging of Loans and Loans on Deposit in Note 2, Loans and Commitments, for additional information related to collateral.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	August 31, 2011	May 31, 2011
Collateral trust bonds	100%	150%	115%	115%
Federal Agricultural Mortgage Corporation	100	150	125	127
Clean Renewable Energy Bonds Series 2009A (1)	100	150	116	118
Federal Financing Bank (2)	100	150	115	115
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $8 million as of August 31, 2011 and May 31, 2011.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At August 31, 2011, unadvanced loan commitments totaled $14,297 million. Of that total at August 31, 2011, $1,033 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 49 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The remaining $13,264 million of unadvanced loan commitments at August 31, 2011 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or financial condition since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit unadvanced loans, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Unadvanced commitments for long-term loans typically expire within five years of the first loan advance. The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at August 31, 2011.

We currently expect to make long-term loan advances totaling approximately $1,011 million to our members over the next 12 months.

Interest Expense on Debt
For the three months ended August 31, 2011, interest expense on debt was $194 million, representing an average cost of 4.18 percent compared with 4.71 percent for the three months ended August 31, 2010. For the past three fiscal years, interest expense on debt has averaged $875 million. At August 31, 2011, 80 percent of outstanding debt had a fixed interest rate and 20 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following August 31, 2011 and thereafter is as follows:

Amount
(dollar amounts in thousands)	maturing (1)
May 31, 2012	$2,157,686
May 31, 2013	768,172
May 31, 2014	2,408,936
May 31, 2015	478,480
May 31, 2016	1,002,739
Thereafter	8,499,995
Total	$15,316,008
(1) Excludes loan subordinated certificates totaling $190 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 32 of the last 33 years. In July 2011, the CFC Board of Directors approved the allocation of $92 million from fiscal year 2011 net earnings to CFC’s members. CFC made a cash payment of $46 million to its members in September 2011 as retirement of 50 percent of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 43, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $1,045 million.

At August 31, 2011, we had $3,063 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,642 million at August 31, 2011, which represents an increase of $144 million from the balance at May 31, 2011. Dealer commercial paper and bank bid notes decreased from $1,767 million at May 31, 2011 to $1,367 million at August 31, 2011. We expect the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At August 31, 2011, 15 percent of total debt outstanding was $2,785 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We also limit dealer and member commercial paper to the amount of our bank lines of credit available to provide backup liquidity. At August 31, 2011, we had $3,550 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay any amount of dealer or member commercial paper that cannot be rolled over in the event of market disruptions. We anticipate closing two new revolving credit facilities in October 2011. The two new facilities will replace the $1,049 million facility maturing in March 2012 and the $1,376 million facility maturing in March 2013, both of which will be terminated early. The two new facilities will mature in October 2015 and 2016. The fees on the new agreements are expected to be lower resulting in savings to us. We expect a reduction of approximately $700 million to our total revolving lines or credit as a result of the refinancing, which will also reduce the total amount of commercial paper that we can issue. We currently have excess commercial paper issuance authority and we expect our total outstanding loan balance to decline through the rest of fiscal year 2012, which will result in a lower level of demand for commercial paper funding.

At August 31, 2011, we had long-term debt maturing in the next 12 months totaling $2,465 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
We expect to maintain the ability to obtain funding through the capital markets. During fiscal 2011, we issued $950 million of collateral trust bonds and $250 million of medium-term notes through registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We have up to $2,489 million available under this revolving note purchase agreement at August 31, 2011 and through the filing date.

•
During fiscal year 2011, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Rural Economic Development Loan and Grant program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. At August 31, 2011 and through the date of this filing, up to $350 million remains available under this facility.

•
In September 2011, we received an additional commitment from the Federal Financing Bank to provide funding up to $499 million with a guarantee of repayment by RUS. Under this Federal Financing Bank loan facility we can borrow up to an additional $499 million with a 20-year maturity during the three-year period following the date of closing.

•	Based on past history, we expect to maintain the ability to roll over our medium-term notes sold to members of $248 million that mature over the next 12 months if we need this funding in the future.
•
Based on our funding sources available, we believe we will meet our obligations to pay down our medium-term notes sold through dealers of $1,697 million that mature over the next 12 months. This amount includes two notes totaling $1,500 million scheduled to mature in the third and fourth quarters of fiscal year 2012. On September 19, 2011, CFC provided notice to investors that it will redeem $250 million of this amount at a premium on October 21, 2011. Both the premium and the unamortized issuance costs, estimated to total $6 million, will be recorded as a loss on extinguishment of debt during the second quarter of fiscal year 2012. With the exception of these two medium-term notes and $496 million of secured notes payable to the Federal Agriculture Mortgage Corporation, our funding requirement for term debt is limited during fiscal year 2012. Our loan volume is anticipated to decrease over the next 12 months; therefore, we do not expect that we will need to refinance the full amount of these notes. The remaining balance of dealer medium-term notes that mature over the next 12 months represents $198 million of retail notes. Based on past history, we believe we can refinance these retail notes and supplement our other sources of funding as described above with new retail note issuances.

At August 31, 2011, we are the guarantor and liquidity provider for $523 million of tax-exempt bonds issued for our member cooperatives. During the three months ended August 31, 2011, we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

We expect that our current sources of liquidity, along with our $568 million of cash on hand at August 31, 2011, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Interest Rate Risk
Our interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. Our Asset Liability Committee monitors interest rate risk by meeting at least quarterly to review the following information: national economic forecasts, forecasts for the federal funds rate and the interest rates that we set, interest rate gap analysis, liquidity position, schedules of loan and debt maturities, short- and long-term funding needs, anticipated loan demands, credit concentration status, derivatives portfolio and financial forecast. The Asset Liability Committee also discusses the composition of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches and interest rate swap transactions.

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of 5 percent of total assets excluding derivative assets. However, due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At August 31, 2011 and May 31, 2011, 12 percent and 14 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at
August 31, 2011.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
August 31, 2011

(dollar amounts in millions)	May 31, 2012 or prior	June 1, 2012 to May 31, 2014	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2021	June 1, 2021 to May 31, 2031	Beyond June 1, 2031	Total
Assets amortization and repricing	$2,226	$4,373	$2,762	$3,612	$2,635	$857	$16,465

Liabilities and members’ equity:
Long-term debt	$1,493	$3,485	$2,535	$3,928	$704	$662	$12,807
Subordinated certificates	28	51	40	153	1,232	206	1,710
Members’ equity (1)	-	-	-	39	237	451	727
Total liabilities and members’ equity	$1,521	$3,536	$2,575	$4,120	$2,173	$1,319	$15,244

Gap (2)	$705	$837	$187	$(508)	$462	$(462)	$1,221
Cumulative gap	705	1,542	1,729	1,221	1,683	1,221
Cumulative gap as a % of total assets	3.50%	7.65%	8.58%	6.06%	8.35%	6.06%
Cumulative gap as a % of adjusted total assets (3)	3.56	7.79	8.74	6.17	8.50	6.17
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At August 31, 2011, we had $16,465 million of fixed-rate assets amortizing or repricing, funded by $12,807 million of fixed-rate liabilities maturing during the next 30 years and $2,437 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,221 million, or 6.06 percent of total assets and 6.17  percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’equity. Our objective is to manage our matched funding within a range of 5 percent of total assets less derivative assets plus known changes to occur over the next 120 days to allow the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through committed revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments on long-term loans estimated to exceed long-term loan advances by $572 million through the end of fiscal year 2012. Additionally, we can borrow up to $2,489 million under our note purchase agreement with the Federal Agricultural

Mortgage Corporation, subject to market conditions, and up to $350 million under a committed loan facility from the Federal Financing Bank at August 31, 2011 and through the filing date.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At August 31, 2011 and May 31, 2011, there were no foreign currency derivative instruments outstanding. At August 31, 2011 and May 31, 2011, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At August 31, 2011 and May 31, 2011, the highest percentage concentration of total notional exposure to any one counterparty was 13 percent of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AAA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at August 31, 2011, there were five counterparties that would be required to make a payment to us totaling $70 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $31 million, or 44 percent of the total exposure to us, at August 31, 2011.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At August 31, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2011, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At August 31, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,390,263	$(348)	$30,751}	$30,403}
fall below Baa1/BBB+ (1)	6,803,478	(200,241)	36,012}	(164,229)
Total	$8,193,741	$(200,589)	$66,763}	$(133,826)
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

In addition to the rating triggers listed above, at August 31, 2011, we had a total notional amount of $868 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2011 was $216 million.

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

Adjustments to Net Income and the Calculation of TIER
The following table provides a reconciliation between interest expense, net interest income and net income and these financial measures adjusted to include the impact of derivatives. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2011 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

	For the three months ended August 31,
(dollar amounts in thousands)	2011	2010
Interest expense	$(202,044)	$(219,512)
Plus: Derivative cash settlements	168}	(4,462)
Adjusted interest expense	$(201,876)	$(223,974)

Net interest income	$45,206}	$31,541
Plus: Derivative cash settlements	168}	(4,462)
Adjusted net interest income	$45,374}	$27,079

Net loss prior to cumulative effect of change in accounting principle	$(86,622)	$(42,345)
Less: Derivative forward value	111,739}	73,792
Adjusted net income	$25,117}	$31,447

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the three months ended August 31,
	2011	2010
TIER (1)	-}	-
Adjusted TIER	1.12}	1.14
(1) For the three months ended August 31, 2011 and 2010, earnings were insufficient to cover fixed charges by $87 million and $42 million, respectively, and, therefore, the TIER calculations for those periods result in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2011 for an explanation of why these adjustments to the calculation of leverage and debt-to-equity ratios reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	August 31, 2011	May 31, 2011
Liabilities	$19,602,288}	$19,874,313
Less:
Derivative liabilities	(611,326)	(477,433)
Debt used to fund loans guaranteed by RUS	(225,581)	(226,695)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,778,058)	(1,813,652)
Adjusted liabilities	$16,800,883}	$17,170,093
Total equity	$554,106}	$687,309
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	142,252}	118,864
Year-to-date derivative forward value loss	111,739}	23,388
Accumulated other comprehensive income (2)	(9,021)	(9,273)
Plus:
Subordinated certificates (1)	1,778,058}	1,813,652
Subordinated deferrable debt	186,440}	186,440
Adjusted equity	$2,763,574}	$2,820,380
Guarantees	$1,100,895}	$1,104,988
(1) At August 31, 2011 and May 31, 2011, includes $12 million of subordinated certificates classified in short-term debt.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at August 31, 2011 and May 31, 2011.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	August 31, 2011	May 31, 2011
Leverage ratio	37.36	30.52
Adjusted leverage ratio	6.48	6.48

Debt-to-equity ratio	35.38	28.92
Adjusted debt-to-equity ratio	6.08	6.09

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 47.

Item 4.	Controls and Procedures

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2011 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2011.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 14, 2011