Form 10-Q/A
period 2011-10-26
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2011-11-04
CIK 70502

4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 on Form 10–Q/A to our quarterly report on Form 10–Q for the quarter ended August 31, 2011, filed with the Securities and Exchange Commission on October 14, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.  Exhibit 101 was inadvertently excluded from our Amendment No. 1 to the Form 10–Q due to an error received during the filing process.

 No other changes have been made to the Form 10–Q or our Amendment No. 1 to the Form 10–Q. This Amendment No. 2 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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