Form 10-Q
period 2011-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2012-01-17
CIK 70502

4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	November 30, 2011	May 31, 2011

Cash and cash equivalents	$559,647	$293,615

Restricted cash	8,645	7,690

Investments in equity securities	58,502	58,601

Loans to members	18,321,643	19,330,797
Less: Allowance for loan losses	(149,158)	(161,177)
Loans to members, net	18,172,485	19,169,620

Accrued interest and other receivables	196,316	201,122

Fixed assets, net	98,507	88,794

Debt service reserve funds	39,803	45,662

Debt issuance costs, net	39,061	41,714

Foreclosed assets, net	274,675	280,811

Derivative assets	319,909	343,760

Other assets	24,788	30,233

	$19,792,338	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2011	May 31, 2011

Short-term debt	$5,587,669	$5,842,924

Accrued interest payable	182,623	194,859

Long-term debt	10,862,583	11,293,249

Deferred income	18,881	17,719

Other liabilities	58,726	60,477

Derivative liabilities	612,418	477,433

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,161	646,161
Loan and guarantee subordinated certificates	712,343	756,801
Member capital securities	398,250	398,250
Total members’ subordinated certificates	1,756,754	1,801,212

Commitments and contingencies

CFC equity:
Retained equity	508,444	665,765
Accumulated other comprehensive income	9,154	9,758
Total CFC equity	517,598	675,523
Noncontrolling interest	8,646	11,786
Total equity	526,244	687,309

	$19,792,338	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2011	2010	2011	2010
Interest income	$237,755}	$250,518	$485,005}	$501,571
Interest expense	(194,680)	(212,401)	(396,724)	(431,913)

Net interest income	43,075}	38,117	88,281}	69,658

Recovery of loan losses	2,995}	27,253	12,125}	39,541
Net interest income after recovery of loan losses	46,070}	65,370	100,406}	109,199

Non-interest income:
Fee and other income	3,986}	4,844	8,709}	15,136
Derivative (losses) gains	(47,753)	47,311	(159,324)	(30,943)
Results of operations of foreclosed assets	(6,496)	(1,653)	(14,377)	(1,469)

Total non-interest income	(50,263)	50,502	(164,992)	(17,276)

Non-interest expense:
Salaries and employee benefits	(9,833)	(9,694)	(20,232)	(22,720)
Other general and administrative expenses	(6,859)	(7,567)	(12,849)	(15,854)
Recovery of (provision for) guarantee liability	12}	(166)	72}	382
Fair value adjustment on foreclosed assets	(152)	(1,540)	(2,089)	(1,855)
Loss on early extinguishment of debt	(6,258)	(3,928)	(15,525)	(3,928)
Other	(418)	(131)	(815)	(227)

Total non-interest expense	(23,508)	(23,026)	(51,438)	(44,202)

(Loss) income prior to income taxes	(27,701)	92,846	(116,024)	47,721

Income tax benefit (expense)	407}	(2,174)	2,108}	606

Net (loss) income	(27,294)	90,672	(113,916)	48,327

Less: Net loss (income) attributable to the noncontrolling interest	533}	(3,225)	3,123}	1,924

Net (loss) income attributable to CFC	$(26,761)	$87,447	$(110,793)	$50,251

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net	capital	capital	education
	Total	interest	equity	income (loss)	equity	loss	reserve	allocated	fund
Balance as of May 31, 2011	$687,309}	$ 11,786}	$675,523}	$ 9,758}	$665,765}	$ (130,689)	$ 272,126}	$521,897}	$ 2,431}
Patronage capital retirement	(46,086)	-}	(46,086)	-}	(46,086)	-}	-}	(46,086)	-}
Net loss	(113,916)	(3,123)	(110,793)	-}	(110,793)	(110,793)	-}	-}	-}
Other comprehensive loss	(617)	(13)	(604)	(604)	-}	-}	-}	-}	-}
Total comprehensive loss	(114,533)	(3,136)	(111,397)
Other	(446)	(4)	(442)	-}	(442)	-}	-}	-}	(442)
Balance as of November 30, 2011	$526,244}	$ 8,646}	$517,598}	$ 9,154}	$508,444}	$ (241,482)	$ 272,126}	$475,811}	$ 1,989}

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(113,916)	$48,327
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred income	(5,617)	(3,947)
Amortization of debt issuance costs and deferred charges	6,038}	10,116
Depreciation	1,719}	1,115
Recovery of loan losses	(12,125)	(39,541)
Recovery of guarantee liability	(72)	(382)
Results of operations of foreclosed assets	14,377}	1,469
Fair value adjustment on foreclosed assets	2,089}	1,855
Derivative forward value	158,510}	26,108
Changes in operating assets and liabilities:
Accrued interest and other receivables	7,238}	7,005
Accrued interest payable	(12,236)	(9,253)
Other	10,300}	3,503

Net cash provided by operating activities	56,305}	46,375

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(3,260,727)	(4,434,409)
Principal collected on loans	4,187,593}	3,979,481
Net investment in fixed assets	(11,432)	(10,428)
Proceeds from foreclosed assets	18,849}	29,303
Investments in foreclosed assets	(29,179)	(116,887)
Net proceeds from sale of loans	81,897}	198,062
Investments in equity securities	-}	(24)
Change in restricted cash	(955)	3,992

Net cash provided by (used in) investing activities	986,046}	(350,910)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) proceeds from issuances of short-term debt, net	(181,095)	631,016
Issuance costs for revolving bank lines of credit	(3,626)	-
Proceeds from issuance of long-term debt	299,132}	1,484,066
Payments for retirement of long-term debt	(810,286)	(1,798,671)
Payments for retirement of subordinated deferrable debt	-}	(125,000)
Proceeds from issuance of members’ subordinated certificates	18,145}	8,452
Payments for retirement of members’ subordinated certificates	(54,892)	(23,056)
Payments for retirement of patronage capital	(43,697)	(47,507)

Net cash (used in) provided by financing activities	(776,319)	129,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,032}	(175,235)
BEGINNING CASH AND CASH EQUIVALENTS	293,615}	513,906
ENDING CASH AND CASH EQUIVALENTS	$559,647}	$338,671

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$402,922	$431,050
Cash paid for income taxes	210	439

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$-	$174
Patronage capital applied against loan balances	-	104
Fair value of foreclosed assets applied as repayment of loans	-	128,130
Charge-offs of loan balances	-	327,799
Net decrease in debt service reserve funds/debt service reserve certificates	(5,859)	-

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

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. Foreclosed assets are held by two groups of subsidiaries wholly-owned by CFC. Our Denton Realty Partners entities (“DRP”) hold assets, including a land development loan, limited partnership interests in certain real estate developments and developed lots and land, raw land and underground mineral rights in Texas. Caribbean Asset Holdings LLC (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. The accounting estimates that require our most significant and subjective judgments include the allowance for loan losses and the determination of the fair value of our derivatives and certain aspects of our foreclosed assets. While we use our best estimates and judgments based on the known facts at the date of the financial statements, actual results could differ from these estimates as future events occur.

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

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the business activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC manages the business activities of RTFC and NCSC through separate management agreements. Additionally, CFC is the sole lender to RTFC and the primary source of funding to NCSC. NCSC funds its lending programs through loans from CFC and debt guaranteed by CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC or NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At November 30, 2011, CFC had guaranteed $104 million of NCSC debt and derivative instruments and confirmed letters of credit with third parties, and CFC’s maximum potential exposure for these instruments totaled $114 million. The maturities for NCSC obligations guaranteed and confirmed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At November 30, 2011, CFC had confirmed $1 million of RTFC letters of credit with third parties. The maturities for RTFC obligations confirmed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At November 30, 2011, RTFC had total assets of $766 million including loans outstanding to members of $614 million, and NCSC had total assets of $602 million including loans outstanding of $574 million. At November 30, 2011, CFC had committed to lend RTFC up to $4,000 million, of which $599 million was outstanding. At November 30, 2011, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $656 million was outstanding, representing $552 million of outstanding loans and $104 million of credit enhancements.

(c)        Loan Sales

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our condensed consolidated balance sheets when control has been surrendered. We recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing performance obligations on these loans. We have not recorded a servicing asset or liability.

During the six months ended November 30, 2011 and 2010, we sold CFC loans with outstanding balances totaling $82 million and $198 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the six months ended November 30, 2011 and 2010.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest on long-term fixed-rate loans	$223,925	$226,397	$449,963	$449,366
Interest on long-term variable-rate loans	4,655	11,345	12,907	24,001
Interest on line of credit loans	6,738	10,346	16,364	22,323
Interest on investments	853	1,004	1,781	2,034
Fee income (1)	1,584	1,426	3,990	3,847
Total interest income	$237,755	$250,518	$485,005	$501,571
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $13 million and $12 million at November 30, 2011 and May 31, 2011, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,391	$2,286	$3,160	$4,009
Medium-term notes	47,733	61,096	101,574	124,200
Collateral trust bonds	77,346	75,247	154,618	153,796
Subordinated deferrable debt	2,807	2,830	5,613	7,746
Subordinated certificates	20,075	20,218	38,376	40,524
Long-term notes payable	39,071	45,632	78,898	91,624
Debt issuance costs (2)	2,380	2,541	7,505	5,118
Fee expense (3)	3,877	2,551	6,980	4,896
Total interest expense	$194,680	$212,401	$396,724	$431,913
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

(f)         Derivative Financial Instruments

We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the condensed consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the condensed consolidated statement of operations unless specific hedge accounting criteria are met.

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

Cash activity associated with interest rate swaps is classified as an operating activity in the condensed consolidated statements of cash flows.

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

In August 2011 and October 2011, we redeemed a total of $500 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs totaling $16 million were recorded as a loss on extinguishment of debt during the six months ended November 30, 2011.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	November 30, 2011		May 31, 2011
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$16,477,127}	$-	$16,404,940	$-
Long-term variable-rate loans	545,256}	5,507,227	1,278,391	5,461,484
Loans guaranteed by RUS (3)	221,402}	-	226,695	-
Line of credit loans	1,070,808}	8,629,203	1,414,650	8,609,191
Total loans outstanding	18,314,593}	14,136,430	19,324,676	14,070,675
Deferred origination costs	7,050}	-	6,121	-
Less: Allowance for loan losses	(149,158)	-	(161,177)	-
Net loans outstanding	$18,172,485}	$14,136,430	$19,169,620	$14,070,675

Total by member class (2):
CFC:
Distribution	$13,577,664}	$9,452,044	$13,760,228	$9,369,765
Power supply	3,460,628}	3,639,143	4,092,290	3,579,437
Statewide and associate	88,980}	120,715	88,961	125,483
CFC total	17,127,272}	13,211,902	17,941,479	13,074,685
RTFC	613,696}	349,287	859,122	366,060
NCSC	573,625}	575,241	524,075	629,930
Total loans outstanding	$18,314,593}	$14,136,430	$19,324,676	$14,070,675
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	November 30, 2011		May 31, 2011
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	27,665	296	23,150	2,586
RTFC:
Long-term fixed-rate loans	7,839	-	-	-
Line of credit loans (3)	83	40	-	-
Total non-performing loans	$43,781	$336	$31,344	$2,586

Restructured loans:
CFC:
Long-term fixed-rate loans (4)	$459,961	$-	$40,413	$-
Long-term variable-rate loans (5)	-	91,837	433,968	91,837
Line of credit loans (5)	-	5,000	-	5,000
Total restructured loans	$459,961	$96,837	$474,381	$96,837
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
(4) At November 30, 2011, loans outstanding included $420 million of restructured loans that were placed on accrual status at a fixed rate on October 1, 2011. While the loans were on non-accrual status, including loans outstanding of $434 million at May 31, 2011, they were presented as long-term variable-rate loans.
(5) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,238 million and $999 million of line of credit unadvanced commitments at November 30, 2011 and May 31, 2011, respectively, represented unadvanced commitments related to committed line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under committed lines of credit at November 30, 2011, and the related maturities by fiscal year and thereafter as follows:

	Available	Maturities of unadvanced committed lines of credit
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$ 1,237,926	$ -	$ 170,823	$ 348,918	$ 76,625	$ 224,805	$ 416,755

The remaining unadvanced commitments totaling $12,898 million and $13,072 million at November 30, 2011 and May 31, 2011, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The above items all contribute to our expectation that the majority of the unadvanced commitments will expire without being fully drawn upon and that the total unadvanced amount does not necessarily represent future cash funding requirements.

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	November 30, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$30,859	$30,859	$13,546,805	$13,577,664	$30,859
Power supply	-	-	-	3,460,628	3,460,628	5,000
Statewide and associate	-	-	-	88,980	88,980	-
CFC total	-	30,859	30,859	17,096,413	17,127,272	35,859
RTFC	-	-	-	613,696	613,696	7,922
NCSC	-	-	-	573,625	573,625	-
Total loans outstanding	$-	$30,859	$30,859	$18,283,734	$18,314,593	$43,781

As a % of total loans	-%	0.17%	0.17%	99.83%	100.00%	0.24%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans (2)
CFC:
Distribution	$3,745	$27,599	$31,344	$13,728,884	$13,760,228	$465,312
Power supply	-	-	-	4,092,290	4,092,290	-
Statewide and associate	-	-	-	88,961	88,961	-
CFC total	3,745	27,599	31,344	17,910,135	17,941,479	465,312
RTFC	-	-	-	859,122	859,122	-
NCSC	-	-	-	524,075	524,075	-
Total loans outstanding	$3,745	$27,599	$31,344	$19,293,332	$19,324,676	$465,312

As a % of total loans	0.02%	0.14%	0.16%	99.84%	100.00%	2.41%
(1) All loans 90 days or more past due are on non-accrual status.
(2) At May 31, 2011, non-accrual loans included $434 million of restructured loans that were subsequently placed on accrual status on October 1, 2011.

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	November 30, 2011			May 31, 2011
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,546,805	$30,859	$13,577,664	$13,728,884	$31,344	$13,760,228
Power supply	3,460,628	-	3,460,628	4,092,290	-	4,092,290
Statewide and associate	88,980	-	88,980	88,961	-	88,961
CFC total	17,096,413	30,859	17,127,272	17,910,135	31,344	17,941,479
RTFC	605,774	7,922	613,696	850,817	8,305	859,122
NCSC	573,625	-	573,625	524,075	-	524,075
Total loans outstanding	$18,275,812	$38,781	$18,314,593	$19,285,027	$39,649	$19,324,676

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	November 30, 2011				May 31, 2011
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$15,904,637	97%	$572,490	3%	$15,583,068	95%	$821,872	5%
Long-term variable-rate loans	533,024	98	12,232	2	1,207,580	94	70,811	6
Loans guaranteed by RUS	221,402	100	-	-	226,695	100	-	-
Line of credit loans	184,089	17	886,719	83	107,193	8	1,307,457	92
Total loans outstanding	$16,843,152	92	$1,471,441	8	$17,124,536	89	$2,200,140	11

Total by company:
CFC	$15,885,721	93%	$1,241,551	7%	$16,180,454	90%	$1,761,025	10%
RTFC	589,464	96	24,232	4	628,020	73	231,102	27
NCSC	367,967	64	205,658	36	316,062	60	208,013	40
Total loans outstanding	$16,843,152	92	$1,471,441	8	$17,124,536	89	$2,200,140	11

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

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended November 30, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of August 31, 2011	$134,457}	$8,649}	$8,994}	$152,100}
(Recovery of) provision for loan losses	(3,625)	824}	(194)	(2,995)
Recoveries of loans previously charged-off	53}	-}	-}	53}
Balance as of November 30, 2011	$130,885}	$9,473}	$8,800}	$149,158}

	As of and for the three months ended November 30, 2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of August 31, 2010	$160,777	$408,811	$10,951	$580,539
Provision for (recovery of) loan losses	200	(25,797)	(1,656)	(27,253)
Charge-offs	-	(327,799)	(9)	(327,808)
Recoveries of loans previously charged-off	53	-	15	68
Balance as of November 30, 2010	$161,030	$55,215	$9,301	$225,546

	As of and for the six months ended November 30, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706}	$8,389}	$9,082}	$161,177}
(Recovery of) provision for loan losses	(12,927)	1,084}	(282)	(12,125)
Recoveries of loans previously charged-off	106}	-}	-}	106}
Balance as of November 30, 2011	$130,885}	$9,473}	$8,800}	$149,158}

	As of and for the six months ended November 30, 2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(Recovery of) provision for loan losses	(16,731)	(23,200)	390	(39,541)
Charge-offs	-	(327,799)	(18)	(327,817)
Recoveries of loans previously charged-off	106	-	34	140
Balance as of November 30, 2010	$161,030	$55,215	$9,301	$225,546
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of $3 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at November 30, 2010.

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

November 30, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$110,117}	$7,186}	$8,800}	$126,103}
Individually evaluated	20,768}	2,287}	-}	23,055}
Total ending balance of the allowance	$130,885}	$9,473}	$8,800}	$149,158}

Recorded investment in loans:
Collectively evaluated	$16,631,452}	$605,774}	$573,625}	$17,810,851}
Individually evaluated	495,820}	7,922}	-}	503,742}
Total recorded investment in loans	$17,127,272}	$613,696}	$573,625}	$18,314,593}

Loans to members, net (1)	$16,996,387}	$604,223}	$564,825}	$18,165,435}

	May 31, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$107,130	$8,389	$9,082	$124,601
Individually evaluated	36,576	-	-	36,576
Total ending balance of the allowance	$143,706	$8,389	$9,082	$161,177

Recorded investment in loans:
Collectively evaluated	$17,435,754	$859,122	$524,075	$18,818,951
Individually evaluated	505,725	-	-	505,725
Total recorded investment in loans	$17,941,479	$859,122	$524,075	$19,324,676

Loans to members, net (1)	$17,797,773	$850,733	$514,993	$19,163,499
(1) Excludes deferred origination costs of $7 million and $6 million at November 30, 2011 and May 31, 2011, respectively.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class.

	November 30, 2011		May 31, 2011
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$459,961	$-	$40,413	$-

With a specific allowance recorded:
CFC/Distribution	30,859	20,517	465,312	36,576
CFC/Power Supply	5,000	251	-	-
RTFC	7,922	2,287	-	-
Total	43,781	23,055	465,312	36,576
Total impaired loans	$503,742	$23,055	$505,725	$36,576

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of November 30, 2011 and May 31, 2011.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended November 30,
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	2011	2010	2011	2010
CFC/Distribution	$491,101	$515,221	$4,084	$697
CFC/Power Supply	2,667	-	-	-
RTFC	7,962	224,994	-	-
Total impaired loans	$501,730	$740,215	$4,084	$697

	For the six months ended November 30,
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	2011	2010	2011	2010
CFC/Distribution	$494,620	$518,637	$4,776	$1,400
CFC/Power Supply	1,333	-	-	-
RTFC	5,322	380,929	-	-
Total impaired loans	$501,275	$899,566	$4,776	$1,400

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Non-performing loans	$388	$319}	$805	$8,224}
Restructured loans	1,384	5,596}	6,714	11,281}
Total	$1,772	$5,915}	$7,519	$19,505}

At November 30, 2011 and May 31, 2011, non-performing loans included $31 million of loans to an electric distribution cooperative that undertook a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. On September 15, 2011, this borrower filed a disclosure statement with the bankruptcy court that contains a preliminary draft of a reorganization plan for creditors and other parties of interest to review. This preliminary draft plan of reorganization assumes that the borrower will continue operating through the use of its existing diesel generating facilities and sell its geothermal-related assets. A bankruptcy court hearing is scheduled on January 26, 2012 related to summary judgment motions filed to determine priority of liens among secured creditors on certain of the geothermal assets, with a decision expected shortly thereafter. The borrower has until March 16, 2012 to submit its amended disclosure statement and proposed plan of reorganization to the bankruptcy court. Loans to this borrower were on non-accrual status at November 30, 2011 and May 31, 2011.

At November 30, 2011, non-performing loans also included a total of $8 million to two telecommunications borrowers and $5 million to one electric power supply cooperative, for which we do not expect to collect all principal and interest payments as scheduled by the original terms. These non-performing loans were put on non-accrual status during the first quarter of fiscal year 2012 for the telecommunications borrowers and during the second quarter of fiscal year 2012 for the electric borrower.

At November 30, 2011 and May 31, 2011, we had restructured loans totaling $460 million and $474 million, respectively, all of which were performing according to their restructured terms. Approximately $4 million and $5 million of interest income was accrued on restructured loans during the three and six months ended November 30, 2011, respectively, compared with $1 million of interest income in each of the same prior-year periods. At May 31, 2011, we had a $434 million restructured loan on nonaccrual status to a large electric distribution cooperative. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. On October 1, 2011, the loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option and the loan was placed on accrual status. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. At November 30, 2011, all restructured loans were on accrual status with respect to the recognition of interest income.

We believe our loan loss reserve is adequate to cover the losses inherent in our loan portfolio at November 30, 2011.

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

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$4,565,154	$4,605,921
Collateral trust bonds outstanding	4,050,000	4,050,000

1994 indenture
Distribution system mortgage notes	$1,709,476	$1,740,956
Collateral trust bonds outstanding	1,470,000	1,475,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,692,557	$1,786,777
Notes payable outstanding	1,410,800	1,410,800

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$28,685	$29,857
Cash	8,190	7,664
Total pledged collateral	$36,875	$37,521
Notes payable outstanding	25,294	25,294

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

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,592,224	$3,616,040
Notes payable outstanding	3,150,000	3,150,000

(3)        Foreclosed Assets

At November 30, 2011 and 2010, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the six months ended November 30,
	2011			2010
(dollar amounts in thousands)	CAH	DRP	Total	CAH	DRP	Total
Beginning balance	$246,643}	$34,168}	$280,811}	$-	$42,252	$42,252
Results of operations	(14,016)	(361)	(14,377)	(1,580)	111	(1,469)
Entity value at transfer	-}	-}	-}	216,401	-	216,401
Cash investments (proceeds)	10,330}	-}	10,330}	3,662	(3,998)	(336)
Fair value adjustment	-}	(2,089)	(2,089)	-	(1,855)	(1,855)
Ending balance	$242,957}	$31,718}	$274,675}	$218,483	$36,510	$254,993

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Short-term debt:
Commercial paper sold through dealers, net of discounts	$909,957	$1,471,715
Commercial paper sold directly to members, at par	1,436,151	1,189,770
Commercial paper sold directly to non-members, at par	74,450	55,160
Total commercial paper	2,420,558	2,716,645
Daily liquidity fund notes sold directly to members	423,717	308,725
Bank bid notes	295,000	295,000
Subtotal short-term debt	3,139,275	3,320,370

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,356,165	1,986,891
Medium-term notes sold to members	320,283	266,067
Secured collateral trust bonds	254,899	5,000
Member subordinated certificates	14,883	12,440
Secured notes payable	497,507	247,507
Unsecured notes payable	4,657	4,649
Total long-term debt maturing within one year	2,448,394	2,522,554
Total short-term debt	$5,587,669	$5,842,924

Revolving Credit Agreements
At November 30, 2011 and May 31, 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. With the exception of our five-year agreement with an original maturity of March 16, 2012 that terminated on October 21, 2011, we may request letters of credit for up to $100 million under each agreement, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2011	May 31, 2011	November 30, 2011	May 31, 2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	876,239	-	8,636	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,836,114	$3,544,526	$8,636	$14,474
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 21, 2011, we terminated and replaced our $1,049 million five-year and $1,385 million three-year revolving credit agreements with a new $885 million four-year credit agreement and $835 million five-year credit agreement expiring on October 21, 2015 and 2016, respectively. The facility fee and applicable margin are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Similar to the previously existing agreements, our ability to borrow or obtain a letter of credit under both agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under each of the credit facilities to a maximum of $1,300 million. The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2011	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.20	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.10	6.26

(1) In addition to the adjustments made to the leverage ratio set forth in the Non-GAAP Financial Measures section, senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER calculation includes the adjustments set forth in the Non-GAAP Financial Measures section and excludes the results of operations for CAH.
(2) We must meet this requirement to retire patronage capital.

At November 30, 2011 and May 31, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,362,544}	$1,298,412
Medium-term notes sold to members	115,010}	105,894
Subtotal	1,477,554}	1,404,306
Unamortized discount	(980)	(990)
Total unsecured medium-term notes	1,476,574}	1,403,316

Unsecured notes payable	3,194,390}	3,194,390
Unamortized discount	(1,190)	(1,279)
Total unsecured notes payable	3,193,200}	3,193,111
Total unsecured long-term debt	4,669,774}	4,596,427

Secured long-term debt:
Collateral trust bonds	5,265,000}	5,520,000
Unamortized discount	(10,778)	(11,765)
Total secured collateral trust bonds	5,254,222}	5,508,235
Secured notes payable	938,587}	1,188,587
Total secured long-term debt	6,192,809}	6,696,822
Total long-term debt	$10,862,583}	$11,293,249

At November 30, 2011 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. As part of this program, we had up to $350 million available under a $500 million committed loan facility from the Federal Financing Bank at November 30, 2011 and May 31, 2011. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date.

In September 2011, we received a commitment from the Federal Financing Bank to provide additional funding up to $499 million with a guarantee of repayment by RUS under the Guaranteed Underwriter program. Under this facility, which closed in December 2011, CFC is able to borrow up to the committed amount any time before October 15, 2014, with each advance having a final maturity not longer than 20 years from the advance date. In order to borrow on this commitment, CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. We now have the ability to borrow up to $849 million in the aggregate under committed loan facilities from the Federal Financing Bank.

At November 30, 2011 and May 31, 2011, we had a total of $1,411 million of secured notes payable to the Federal Agricultural Mortgage Corporation, of which $496 million and $246 million, respectively, is presented as short-term debt. Under the terms of our March 2011 note purchase agreement with the Federal Agricultural Mortgage Corporation, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(7)         Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Pay fixed-receive variable	$5,434,707	$5,638,123
Pay variable-receive fixed	4,801,440	5,301,440
Total interest rate swaps	$10,236,147	$10,939,563

The derivative (losses) gains line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income and net cash settlements are recorded in interest expense. At November 30, 2011 and May 31, 2011, we did not have any derivative instruments that were accounted for using hedge accounting. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Derivative cash settlements (1)	$(982)	$(373)	$(814)	$(4,835)
Derivative forward value	(46,771)	47,684	(158,510)	(26,108)
Derivative (losses) gains	$(47,753)	$47,311	$(159,324)	$(30,943)
(1) The six months ended November 30, 2010 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At November 30, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2011, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At November 30, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,384,548	$(347)	$20,489}	$20,142}
fall below Baa1/BBB+ (1)	6,161,696	(223,976)	34,566}	(189,410)
Total	$7,546,244	$(224,323)	$55,055}	$(169,268)
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

In addition to the rating triggers listed above, at November 30, 2011 we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2011 was $238 million.

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

(9)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Total by type:
Long-term tax-exempt bonds	$580,375	$599,935
Indemnifications of tax benefit transfers	56,896	59,895
Letters of credit	311,405	327,201
Other guarantees	117,232	117,957
Total	$1,065,908	$1,104,988

Total by member class:
CFC:
Distribution	$213,551	$217,099
Power supply	785,488	817,618
Statewide and associate	7,993	20,807
CFC total	1,007,032	1,055,524
RTFC	1,026	821
NCSC	57,850	48,643
Total	$1,065,908	$1,104,988

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At November 30, 2011, our maximum potential exposure for the $75 million of fixed-rate tax-exempt bonds is $128 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $505 million and $524 million as of November 30, 2011 and May 31, 2011, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $9 million at November 30, 2011 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $152 million is secured at November 30, 2011. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $4 million of letters of credit would be reduced to $0.8 million in the event of default. At both November 30, 2011 and May 31, 2011, the letters of credit include $48 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. We are unable to determine the maximum amount of interest that we could be required to pay related to these adjustable and floating-rate bonds. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2011, we may be required to issue up to an additional $562 million in letters of credit to third parties for the benefit of our members compared with $700 million at May 31, 2011. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $119 million, all of which is unsecured.

At November 30, 2011 and May 31, 2011, we had $277 million and $280 million of guarantees representing 26 percent and 25 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At November 30, 2011 and May 31, 2011, we recorded a guarantee liability of $24 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at November 30, 2011 and May 31, 2011 was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $18 million and $16 million at November 30, 2011 and May 31, 2011, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended November 30,		As of and for the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Beginning balance	$21,684}	$22,102	$22,217}	$22,984
Net change in non-contingent liability	2,421}	341	1,948}	7
(Recovery of) provision for guarantee liability	(12)	166	(72)	(382)
Ending balance	$24,093}	$22,609	$24,093}	$22,609

Liability as a percentage of total guarantees	2.26%	1.96%	2.26%	1.96%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at November 30, 2011 and May 31, 2011 consisted of investments in common stock, derivative instruments, foreclosed assets and collateral-dependent non-performing loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments (including certain derivative instruments embedded in other contracts) in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Since there is not an active secondary market for the types of interest rate swaps we use, we obtain market quotes from the interest rate swap counterparties to adjust all swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and the estimated yield curve.

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

At November 30, 2011 and May 31, 2011, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

		November 30, 2011		May 31, 2011
(dollar amounts in thousands)		Level 1	Level 2	Level 1	Level 2
Derivative assets	$	-}	$319,909}	$-	$343,760
Derivative liabilities		-}	612,418}	-	477,433
Investments in common stock		924}	-}	1,023	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At November 30, 2011 and May 31, 2011, we measured foreclosed assets and certain collateral-dependent non-performing loans at fair value as described below.

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

Assets measured at fair value on a non-recurring basis at November 30, 2011 and May 31, 2011 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at November 30, 2011 and May 31, 2011 and the total losses for the three and six months ended November 30, 2011 and 2010.

	Level 3 Fair Value		Total losses for the three months ended November 30,		Total losses for the six months ended November 30,
	November 30,	May 31,
(dollar amounts in thousands)	2011	2011	2011	2010	2011	2010
Foreclosed assets, net	$274,675}	$280,811	$(152)	$(1,540)	$(2,089)	$(1,855)
Non-performing loans,
net of specific reserves	20,726}	10,509	(167)	-	(2,220)	-

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	November 30, 2011		May 31, 2011
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$559,647	$559,647	$293,615	$293,615
Restricted cash	8,645	8,645	7,690	7,690
Investments in equity securities	58,502	58,502	58,601	58,601
Loans to members, net	18,172,485	19,720,764	19,169,620	19,804,116
Debt service reserve funds	39,803	39,803	45,662	45,662
Interest rate exchange agreements	319,909	319,909	343,760	343,760

Liabilities:
Short-term debt	5,587,669	5,611,701	5,842,924	5,923,611
Long-term debt	10,862,583	12,397,729	11,293,249	12,700,219
Guarantee liability	24,093	27,155	22,217	25,264
Interest rate exchange agreements	612,418	612,418	477,433	477,433
Subordinated deferrable debt	186,440	189,593	186,440	188,399
Members’ subordinated certificates	1,756,754	1,915,575	1,801,212	1,961,005

Off-balance sheet instruments:
Commitments	-	-	-	-

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

The estimated market values have not been updated since November 30, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming subordinated deferrable debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at November 30, 2011 and May 31, 2011.

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

Our investments in equity securities also included investments in Federal Agricultural Mortgage Corporation Series C non-voting, cumulative preferred stock purchased based on a percentage of debt issued under note purchase agreements. The note purchase agreements have since been amended so that we may be required to purchase additional Series C preferred stock based on the terms and circumstances at the time of each advance. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value as the preferred stock securities do not meet the definition of marketable securities and the stock is callable at par. These securities carry with it a netting provision against our debt held by Federal Agricultural Mortgage Corporation in case of non-payment, therefore transferability of these securities is unlikely.

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

(12)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the six months ended November 30, 2011 and 2010 and condensed consolidated balance sheets at November 30, 2011 and 2010.

	For the six months ended November 30, 2011
(dollar amounts in thousands)	CFC	Other		Elimination	Consolidated
Statement of operations:
Interest income	$475,194}	$36,453}		$(26,642)	$485,005}
Interest expense	(396,011)	(27,359)		26,646}	(396,724)
Net interest income	79,183}	9,094}		4}	88,281}

Recovery of loan losses	12,125}	-}		-}	12,125}
Net interest income after recovery of loan losses	91,308}	9,094}		4}	100,406}

Non-interest income:
Fee and other income	9,146}	431}		(868)	8,709}
Derivative losses	(149,471)	(9,853)		-}	(159,324)
Results of operations from foreclosed assets	(14,377)	-}		-}	(14,377)
Total non-interest income	(154,702)	(9,422)		(868)	(164,992)

Non-interest expense:
General and administrative expenses	(29,042)	(4,419)		380}	(33,081)
Recovery of guarantee liability	72}	-}		-}	72}
Fair value adjustment on foreclosed assets	(2,089)	-}		-}	(2,089)
Loss on early extinguishment of debt	(15,525)	-}		-}	(15,525)
Other	(815)	(484)		484}	(815)
Total non-interest expense	(47,399)	(4,903)		864}	(51,438)

Loss prior to income taxes	(110,793)	(5,231)		-}	(116,024)
Income tax benefit	-}	2,108}		-}	2,108}}
Net loss	$(110,793)	$(3,123)	$	-}	$(113,916)

Assets:
Total loans outstanding	$18,279,036}	$1,187,321}		$(1,151,764)	$18,314,593}
Deferred origination costs	7,050}	-}		-}	7,050}
Less: Allowance for loan losses	(149,158)	-}		-}	(149,158)
Loans to members, net	18,136,928}	1,187,321}		(1,151,764)	18,172,485}
Other assets	1,590,928}	180,532}		(151,607)	1,619,853}
Total assets	$19,727,856}	$1,367,853}		$(1,303,371)	$19,792,338}

	For the six months ended November 30, 2010
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$490,993	$41,608	$(31,030)	$501,571
Interest expense	(430,986)	(31,997)	31,070	(431,913)
Net interest income	60,007	9,611	40	69,658

Recovery of loan losses	39,510	31	-	39,541
Net interest income after recovery of loan losses	99,517	9,642	40	109,199

Non-interest income:
Fee and other income	15,945	711	(1,520)	15,136
Derivative (losses) gains	(23,398)	(7,566)	21	(30,943)
Results of operations from foreclosed assets	(1,469)	-	-	(1,469)
Total non-interest income	(8,922)	(6,855)	(1,499)	(17,276)

Non-interest expense:
General and administrative expenses	(34,722)	(4,957)	1,105	(38,574)
Recovery of guarantee liability	382	-	-	382
Fair value adjustment on foreclosed assets	(1,855)	-	-	(1,855)
Loss on early extinguishment of debt	(3,928)	-	-	(3,928)
Other	(221)	(360)	354	(227)
Total non-interest expense	(40,344)	(5,317)	1,459	(44,202)

Income (loss) prior to income taxes	50,251	(2,530)	-	47,721
Income tax benefit	-	606	-	606
Net income (loss)	$50,251	$(1,924)	$-	$48,327

Assets:
Total loans outstanding	$18,758,410	$1,448,439	$(1,069,640)	$19,137,209
Deferred origination costs	5,631	-	-	5,631
Less: Allowance for loan losses	(225,543)	(3)	-	(225,546)
Loans to members, net	18,538,498	1,448,436	(1,069,640)	18,917,294
Other assets	1,440,826	222,502	(199,138)	1,464,190
Total assets	$19,979,324	$1,670,938	$(1,268,778)	$20,381,484

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended November 30, 2011 and 2010.

	For the three months ended November 30, 2011
(dollar amounts in thousands)	CFC	Other		Elimination	Consolidated
Statement of operations:
Interest income	$234,001}	$17,106}		$(13,352)	$237,755}
Interest expense	(194,418)	(13,615)		13,353}	(194,680)
Net interest income	39,583}	3,491}		1}	43,075}

Recovery of loan losses	2,995}	-}		-}	2,995}
Net interest income after recovery of loan losses	42,578}	3,491}		1}	46,070}

Non-interest income:
Fee and other income	3,964}	213}		(191)	3,986}
Derivative losses	(45,133)	(2,620)		-}	(47,753)
Results of operations from foreclosed assets	(6,496)	-}		-}	(6,496)
Total non-interest income	(47,665)	(2,407)		(191)	(50,263)

Non-interest expense:
General and administrative expenses	(14,858)	(2,024)		190}	(16,692)
Recovery of guarantee liability	12}	-}		-}	12}
Fair value adjustment on foreclosed assets	(152)	-}		-}	(152)
Loss on early extinguishment of debt	(6,258)	-}		-}	(6,258)
Other	(418)	-}		-}	(418)
Total non-interest expense	(21,674)	(2,024)		190}	(23,508)

Loss prior to income taxes	(26,761)	(940)		-}	(27,701)
Income tax benefit	-}	407}		-}	407}
Net loss	$(26,761)	$(533)	$	-}	$(27,294)

	For the three months ended November 30, 2010
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$244,936	$20,958	$(15,376)	$250,518
Interest expense	(211,960)	(15,837)	15,396	(212,401)
Net interest income	32,976	5,121	20	38,117

Recovery of loan losses	27,242	11	-	27,253
Net interest income after recovery of loan losses	60,218	5,132	20	65,370

Non-interest income:
Fee and other income	5,445	307	(908)	4,844
Derivative gains	44,533	2,768	10	47,311
Results of operations of foreclosed assets	(1,653)	-	-	(1,653)
Total non-interest income	48,325	3,075	(898)	50,502

Non-interest expense:
General and administrative expenses	(15,334)	(2,509)	582	(17,261)
Provision for guarantee liability	(166)	-	-	(166)
Fair value adjustment of foreclosed assets	(1,540)	-	-	(1,540)
Loss on early extinguishment of debt	(3,928)	-	-	(3,928)
Other	(128)	(299)	296	(131)
Total non-interest expense	(21,096)	(2,808)	878	(23,026)

Income prior to income taxes	87,447	5,399	-	92,846
Income tax expense	-	(2,174)	-	(2,174)
Net income	$87,447	$3,225	$-	$90,672

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, including Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2011.

Unless stated otherwise, references to “we,” “our” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

This Form 10-Q contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuations of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, non-performance of counterparties to our derivative agreements and the costs and effects of legal or governmental proceedings involving CFC or its members. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Lending Activity
The balance of loans outstanding decreased $1,010 million during the six months ended November 30, 2011 largely due to the $814 million reduction in loans outstanding to CFC borrowers of which $632 million was a decrease in CFC power supply loans driven primarily by the repayment of bridge loans with RUS funding. There was also a $200 million loan maturity from an RTFC borrower during the three months ended November 30, 2011 which drove the $245 million decrease in RTFC loans outstanding.

Funding Activity
During the six months ended November 30, 2011, total debt outstanding decreased $730 million as our funding needs declined as a result of the decrease in loans outstanding. The reduction in debt was slightly less than the decrease in the outstanding loan balance due to a $266 million higher cash balance at November 30, 2011 as compared with May 31, 2011. Our funding requirements during the six months ended November 30, 2011 were primarily related to the early redemption of $500 million of medium-term notes scheduled to mature in March 2012 and refinancing maturing commercial paper as needed. During the six months ended November 30, 2011, our average balance of medium-term notes outstanding declined to 19 percent of total average debt volume, compared with 22 percent of total average debt volume for the prior-year period. Our commercial paper, daily liquidity fund and bank bid notes remained at 17 percent of total debt outstanding at November 30, 2011.

In October 2011, we terminated two of our syndicated revolving credit agreements prior to their maturities and replaced them with two new facilities. The refinancing resulted in a $714 million decrease to the total commitment under revolving lines of credit that total $2,845 million at November 30, 2011. The fees on the new agreements are lower resulting in savings to us. Additionally, the maturity dates of the two new commitments are October 2015 and 2016 compared with maturity dates of March 2012 and 2013 under the old commitments. The reduction in the total commitment under the facilities also reduces the total amount of commercial paper that we may issue.

Financial Results
For the six months ended November 30, 2011, we reported a net loss of $114 million, which resulted in a TIER calculation below 1.00, compared with net income of $48 million and TIER of 1.11 for the six months ended November 30, 2010. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for covenant compliance. For the six months ended November 30, 2011 and 2010, adjusted net income was $45 million and $74 million, respectively, and adjusted TIER was 1.11 and 1.17, respectively.

Our interest income decreased by $17 million or 3 percent for the six months ended November 30, 2011 as compared to the prior-year period. The decrease to interest income is due to a lower average rate earned on the loan portfolio offset by an increase to the percentage of fixed-rate loans outstanding as compared to the prior-year period. Long-term fixed rate loans have a higher average rate than long-term variable and line of credit loans and represented 88 percent of the total average loan balance for the six months ended November 30, 2011 as compared to 83 percent for the prior-year period.

Our adjusted interest expense for the six months ended November 30, 2011 declined by approximately $39 million as compared with the prior-year period. Our adjusted interest expense averaged approximately $66 million per month, a decrease of approximately $7 million, or 10 percent, from an approximate average of $73 million per month for the prior-year period. The factors contributing to this decrease to adjusted interest expense include (i) the refinancing of maturing debt completed in the prior year, (ii) a decrease in the utilization of medium-term notes in our overall funding mix and (iii) a decrease in the total average debt balance outstanding.

During the six months ended November 30, 2011, we recorded a $16 million loss related to premium costs for the early redemption of $500 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012.

At November 30, 2011, our debt-to-equity ratio increased to 36.61 -to-1 compared with 28.92-to-1 at May 31, 2011. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio decreased to 5.93-to-1 at November 30, 2011 compared with 6.09-to-1 at May 31, 2011 primarily due to the decrease in outstanding debt required to fund our lower average loan balance.

Outlook for the Next 12 Months
As a result of expectations for a lower average loan balance, reductions to the rates we offer on fixed-rate and variable-rate loans, the anticipation of a smaller recovery of loan losses and a slower pace of decline in adjusted interest expense, we believe our adjusted net income will be lower in fiscal year 2012 than in fiscal year 2011.

Although we anticipate that our outstanding loan balance will remain stable during the next six to 12 months, interest income is expected to continue to decrease due to reductions to fixed and variable interest rates offered on loans and a decline in average loans outstanding.

We expect that our adjusted interest expense will continue to decline over the next six to 12 months, although not at the same pace as during the prior 12 months. We anticipate that the interest expense savings due to the early extinguishment of $500 million of 7.25 percent medium-term notes scheduled to mature in March 2012 will fully offset the $16 million loss on early extinguishment of debt recorded during the six months ended November 30, 2011. We also anticipate that the redemption of the remaining $1,000 million of 7.25 percent medium-term notes will be refinanced with lower-cost debt and with scheduled loan repayments.

We believe our adjusted debt-to-equity ratio will remain below our target of 6.00-to-1 over the next 12 months based on us maintaining the present level of outstanding loan balances and our current policy for equity retention.

We believe there is sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements to satisfy member loan advances and our need to fund long-term debt maturing in the next 12 months, which totaled $2,448 million at November 30, 2011. Over 50 percent of this debt is comprised of two medium-term notes scheduled to mature during the third and fourth quarters of fiscal year 2012, including a $1,000 million, 7.25 percent Series C medium-term note that matures in March 2012 and a $250 million medium-term note that was largely refinanced with a $175 million fixed-rate medium-term note in December 2011. Based on our cash balance of $560 million and our expectation that there will not be significant growth in our outstanding loan balance, we do not anticipate that we will need to refinance the full amount of these notes.

Results of Operations
The following table presents the results of operations for the three and six months ended November 30, 2011 and 2010.

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	Change	2011	2010	Change
Interest income	$237,755}	$250,518	$(12,763)	$485,005}	$501,571	$(16,566)
Interest expense	(194,680)	(212,401)	17,721}	(396,724)	(431,913)	35,189}
Net interest income	43,075}	38,117	4,958}	88,281}	69,658	18,623}
Recovery of loan losses	2,995}	27,253	(24,258)	12,125}	39,541	(27,416)
Net interest income after recovery of loan losses	46,070}	65,370 }	(19,300)	100,406}	109,199	(8,793)

Non-interest income:
Fee and other income	3,986}	4,844	(858)	8,709}	15,136	(6,427)
Derivative (losses) gains	(47,753)	47,311	(95,064)	(159,324)	(30,943)	(128,381)
Results of operations from foreclosed assets	(6,496)	(1,653)	(4,843)	(14,377)	(1,469)	(12,908)
Total non-interest income	(50,263)	50,502	(100,765)	(164,992)	(17,276)	(147,716)

Non-interest expense:
Salaries and employee benefits	(9,833)	(9,694)	(139)	(20,232)	(22,720)	2,488}
Other general and administrative expenses	(6,859)	(7,567)	708}	(12,849)	(15,854)	3,005}
Recovery of (provision for) guarantee liability	12}	(166)	178}	72}	382 }	(310)
Fair value adjustment on foreclosed assets	(152)	(1,540)	1,388}	(2,089)	(1,855)	(234)
Loss on early extinguishment of debt	(6,258)	(3,928)	(2,330)	(15,525)	(3,928)	(11,597)
Other	(418)	(131)	(287)	(815)	(227)	(588)
Total non-interest expense	(23,508)	(23,026)	(482)	(51,438)	(44,202)	(7,236)

(Loss) income prior to income taxes	(27,701)	92,846	(120,547)	(116,024)	47,721	(163,745)

Income tax benefit (expense)	407}	(2,174)	2,581}	2,108}	606	1,502}
Net (loss) income	(27,294)	90,672	(117,966)	(113,916)	48,327	(162,243)
Less: Net loss (income) attributable to
noncontrolling interest	533}	(3,225)	3,758}	3,123}	1,924	1,199}
Net (loss) income attributable to CFC	$(26,761)	$87,447	$(114,208)	$(110,793)	$50,251	$(161,044)

TIER (1)	-}	1.43		-}	1.11
Adjusted TIER (2)	1.10}	1.20		1.11}	1.17
(1) For the three and six months ended November 30, 2011, we reported net losses of $27 million and $114 million, respectively, and, therefore, the TIER calculation for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative losses line item in the chart above. See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The following tables break out the average rate on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

	Average balances and interest rates – Assets

	For the three months ended November 30,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest income		Average rate
Long-term fixed-rate loans	$16,372,866}	$16,217,452	$219,841}	$226,397	5.39%	5.60%
Long-term variable-rate loans	572,130}	856,256	4,655}	10,648	3.26	4.99
Line of credit loans	1,009,431}	1,385,687	6,738}	10,346	2.68	2.99
Restructured loans	462,246}	491,075	4,084}	697	3.54	0.57
Non-performing loans	41,853}	277,851	-}	-	-	-
Total	18,458,526}	19,228,321	235,318}	248,088	5.11	5.18
Investments	315,209}	518,951	853}	1,004	1.09	0.78
Fee income (1)	-}	-	1,584}	1,426	-	-
Total	$18,773,735}	$19,747,272	$237,755}	$250,518	5.08	5.09

	Average balances and interest rates – Assets

	For the six months ended November 30,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest income		Average rate
Long-term fixed-rate loans	$16,472,695	$15,924,097	$445,187	$449,366	5.39%	5.63%
Long-term variable-rate loans	625,487	906,775	12,907	22,601	4.12	4.97
Line of credit loans	1,101,760	1,462,221	16,364	22,323	2.96	3.04
Restructured loans	465,890	494,833	4,776	1,400	2.04	0.56
Non-performing loans	37,843	420,311	-	-	-	-}
Total	18,703,675	19,208,237	479,234	495,690	5.11	5.15
Investments	397,024	392,563	1,781	2,034	0.89	1.03
Fee income (1)	-	-	3,990	3,847	-	-}
Total	$19,100,699	$19,600,800	$485,005	$501,571	5.06	5.10
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	For the three months ended November 30, 2011 vs. 2010			For the six months ended November 30, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$2,169}	$(8,725)	$(6,556)	$15,481}	$(19,660)	$(4,179)
Long-term variable-rate loans	(3,533)	(2,460)	(5,993)	(7,011)	(2,683)	(9,694)
Line of credit loans	(2,809)	(799)	(3,608)	(5,503)	(456)	(5,959)
Restructured loans	(41)	3,428}	3,387}	(82)	3,458}	3,376}
Non-performing loans	-}	-}	-}	-}	-}	-}
Total interest income on loans	(4,214)	(8,556)	(12,770)	2,885}	(19,341)	(16,456)
Investments	(394)	243}	(151)	23}	(276)	(253)
Fee income	-}	158}	158}	-}	143}	143}
Total interest income	$(4,608)	$(8,155)	$(12,763)	$2,908}	$(19,474)	$(16,566)
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

During the three months ended November 30, 2011, interest income decreased by 5 percent compared with the prior-year period primarily due to both a 4 percent decrease in average loan balances and a 7 basis point decrease in the average rate on loans. During the six months ended November 30, 2011, interest income decreased by 3 percent compared with the prior-year period, primarily due to a 4 basis point decrease in the average rate on loans. The lower average rate on loans during the three and six months ended November 30, 2011 was driven by reductions to interest rates for fixed and variable-rate loans, partly offset by an increased percentage of fixed-rate loans outstanding which have a higher average rate. When you exclude the decline to the average balance of non-performing loans resulting from the completion of the transfer of control of operating entities of a non-performing borrower, the average balance of loans that are performing decreased 3 percent and 1 percent for the three and six months ended November 30, 2011, respectively.

Since August 31, 2010, we have experienced an increase in the amount of long-term fixed-rate loan advances, primarily to refinance debt of other lenders. During the same time period, we have also seen large reductions to the average balance of the long-term variable rate and line of credit loan portfolios due to loan sales and repayments of bridge loans. As a result, there has been a shift in the composition of the loan portfolio to a higher concentration of fixed-rate loans. The average balance of long-term fixed-rate loans for the three months ended November 30, 2011 represented 89 percent of the total average loan balance as compared to 84 percent for the prior-year period. The average balance of long-term fixed-rate loans for the six months ended November 30, 2011 represented 88 percent of the total average loan balance as compared to 83 percent for the prior-year period.

As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. As benchmark treasury rates and spreads tightened over the past 12 months, we lowered the long-term fixed rates we offered on our new loans. The average long-term fixed interest rates we offered on electric loans for the three and six months ended November 30, 2011 decreased 70 basis points and 53 basis points, respectively, compared with the prior-year periods. As a result, the new fixed-rate loans were generally advanced at a rate that was lower than the weighted-average rate on the long-term fixed-rate loan portfolio at November 30, 2010. Thus, we have seen reductions of 21 basis points and 24 basis points in the weighted-average rate on our long-term fixed-rate loan portfolio during the three and six months ended November 30, 2011, respectively, compared with the prior-year period.

On September 1, 2011, we reduced rates on long-term variable and line of credit loans by 175 basis points and 105 basis points, respectively, resulting in a decrease in the average rate for these loans for the three and six months ended November 30, 2011. The combination of the lower interest rates and the lower average loan balances contributed to large decreases to interest earned on long-term variable rate and line of credit loans.

On October 1, 2011, we placed a $420 million restructured loan on accrual status. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. The loan balance of $420 million is now below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. Placing this loan on accrual status caused an increase of $3 million to interest income and, therefore, a higher average rate on restructured loans for both the three and six months ended November 30, 2011 as compared to the prior-year periods.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Electric	$1,654	$5,915	$7,361	$12,101
Telecommunications	118	-	158	7,404
Total	$1,772	$5,915	$7,519	$19,505

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the reduction of non-accrual loans to Innovative Communication Corporation (“ICC”) as a result of the transfer of control of ICC’s operating entities to CAH, in October 2010 and March 2011. The decrease in interest foregone for electric loans on non-accrual status is the result of moving a $420 million restructured loan to accrual status on October 1, 2011. During the three and six months ended November 30, 2010, the decrease to interest income from holding this borrower’s loans on non-accrual status was fully offset by the reduction to the calculated impairment due to applying all payments received against the principal balance. The reduction to the calculated impairment resulted in the recognition of income from the recovery of the loan loss allowance.

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

	Average balances and interest rates – Liabilities

	For the three months ended November 30,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid notes (1) (2)	$2,876,946}	$3,158,262	$(1,391)	$(2,286)	(0.19)%	(0.29)%
Medium-term notes (1)	3,277,260}	3,977,454	(47,733)	(61,096)	(5.84)	(6.16)
Collateral trust bonds (1)	5,538,310}	4,975,172	(77,346)	(75,247)	(5.60)	(6.07)
Subordinated deferrable debt (1)	180,955}	180,907	(2,807)	(2,830)	(6.22)	(6.27)
Subordinated certificates (1)	1,713,121}	1,764,382	(20,075)	(20,218)	(4.70)	(4.60)
Long-term notes payable (1)	4,395,487}	4,769,626	(39,071)	(45,632)	(3.57)	(3.84)
Total	17,982,079}	18,825,803	(188,423)	(207,309)	(4.20)	(4.42)
Debt issuance costs (3)	-}	-	(2,380)	(2,541)	-}	-}
Fee expense (4)	-}	-	(3,877)	(2,551)	-}	-}
Total	$17,982,079}	$18,825,803	$(194,680)	$(212,401)	(4.34)	(4.53)

Derivative cash settlements (5)	$10,532,463}	$11,349,821	$(982)	$(373)	(0.04)%	(0.01)%
Adjusted interest expense (6)	17,982,079}	18,825,803	(195,662)	(212,774)	(4.36)	(4.53)

	Average balances and interest rates – Liabilities

	For the six months ended November 30,
	2011	2010	2011	2010	2011	2010
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid notes (1) (2)	$2,804,435	$2,613,217	$(3,160)	$(4,009)	(0.22)%	(0.31)%
Medium-term notes (1)	3,441,788	4,080,510	(101,574)	(124,200)	(5.89)	(6.07)
Collateral trust bonds (1)	5,538,274	5,102,748	(154,618)	(153,796)	(5.57)	(6.01)
Subordinated deferrable debt (1)	180,949	241,765	(5,613)	(7,746)	(6.19)	(6.39)
Subordinated certificates (1)	1,746,512	1,760,966	(38,376)	(40,524)	(4.38)	(4.59)
Long-term notes payable (1)	4,478,344	4,651,405	(78,898)	(91,624)	(3.51)	(3.93)
Total	18,190,302	18,450,611	(382,239)	(421,899)	(4.19)	(4.56)
Debt issuance costs (3)	-	-}	(7,505)	(5,118)	-}	-}
Fee expense (4)	-	-}	(6,980)	(4,896)	-}	-}
Total	$18,190,302	$18,450,611	$(396,724)	$(431,913)	(4.35)	(4.67)

Derivative cash settlements (5)	$10,757,943	$11,251,958	$(814)	$(4,835)	(0.02)%	(0.09)%
Adjusted interest expense (6)	18,190,302	18,450,611	(397,538)	(436,748)	(4.36)	(4.72)
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

	Analysis of changes in interest expense

	For the three months ended November 30, 2011 vs. 2010			For the six months ended November 30, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$205}	$690}	$895}	$(294)	$1,143}	$849}
Medium-term notes	10,755}	2,608}	13,363}	19,441}	3,185}	22,626}
Collateral trust bonds	(8,517)	6,418}	(2,099)	(13,127)	12,305}	(822)
Subordinated deferrable debt	(1)	24}	23}	1,949}	184}	2,133}
Subordinated certificates	587}	(444)	143}	333}	1,815}	2,148}
Long-term notes payable	3,579}	2,982}	6,561}	3,409}	9,317}	12,726}
Total interest expense on debt	6,608}	12,278}	18,886}	11,711}	27,949}	39,660}
Debt issuance costs	-}	161}	161}	-}	(2,387)	(2,387)
Fee expense	-}	(1,326)	(1,326)	-}	(2,084)	(2,084)
Total interest expense	$6,608}	$11,113}	$17,721}	$11,711}	$23,478}	$35,189}

Derivative cash settlements (4)	$27}	$(636)	$(609)	$212}	$3,809}	$4,021}
Adjusted interest expense (5)	9,536}	7,576}	17,112}	11,923}	27,287}	39,210}
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

During the three and six months ended November 30, 2011, interest expense decreased by 8 percent compared to the same prior-year periods primarily due to a lower average cost on our debt outstanding and, to a lesser extent, to a lower average balance of debt outstanding for the three months ended November 30, 2011. For the three and six months ended November 30, 2011, our average cost of debt outstanding decreased by 19 basis points and 32 basis points, respectively, compared to the same prior-year periods. In November 2010, we issued collateral trust bonds at an average interest rate of 1.54 percent in order to refinance maturing collateral trust bonds with a fixed rate of 4.375 percent and to redeem subordinated deferrable debt with a fixed rate of 6.75 percent. In addition, the rate on $750 million of long-term notes payable was reset in January 2011 at an average effective rate of 1.73 percent compared with the previous average effective rate of 5.20 percent. Both of these items continue to contribute to a decrease in our interest expense in fiscal year 2012.

The 4 percent decrease to the average balance of debt outstanding for the three months ended November 30, 2011 was due to a reduction in the balance of loans outstanding compared with the prior-year period. For the six months ended November 30, 2011, there was only a 1 percent decrease to the average balance of debt outstanding compared to the prior-year. For both of the current-year periods, the change in the funding mix of debt outstanding compared to the prior-year periods resulted in a decrease to interest expense which is reflected in the volume column in the table above. In August 2011 and October 2011, we redeemed a total of $500 million of 7.25 percent medium-term notes due March 1, 2012. As a result of these early redemptions, we have decreased the utilization of medium-term notes in our total funding mix for the three and six months ended November 30, 2011 to 18 percent and 19 percent, respectively, from 21 percent and 22 percent for the prior-year periods, respectively. The decrease in medium-term notes was offset by an increase in the average balance of collateral trust bonds during the three and six months ended November 30, 2011, as well as a higher average balance of commercial paper for the six months ended November 30, 2011. Both the average cost of collateral trust bonds of 5.60 percent and 5.57 percent for the three and six months ended November 30, 2011, respectively, and the average cost of commercial paper of 0.22 percent for the six months ended November 30, 2011 are lower as compared with the medium-term notes average cost of 5.84 percent and 5.89 percent for the three and six months ended November 30, 2011, respectively.

The adjusted interest expense, which includes all derivative cash settlements, was $196 million and $398 million for the three and six months ended November 30, 2011, compared with $213 million and $437 million for the three and six months ended November 30, 2010, respectively. The adjusted interest expense was lower during the three and six months ended November

30, 2011 due to the lower interest expense noted above combined with a decrease in the derivative cash settlements expense during the six months ended November 30, 2011 discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Net Interest Income
The following tables represent a summary of the effect on net interest income and adjusted net interest income from changes in the components of total interest income and total interest expense described above. The following tables also summarize the net yield and adjusted net yield and the changes to net interest income and adjusted net interest income due to changes in average balances versus changes to average rate/cost.

	Average interest rates – Assets and Liabilities

	For the three months ended November 30,
	2011	2010	2011	2010
(dollar amounts in thousands)	Interest income (expense)		Average rate (cost)
Total interest income	$237,755}	$250,518	5.08%	5.09%
Total interest expense	(194,680)	(212,401)	(4.34)	(4.53)
Net interest income/Net yield	$43,075}	$38,117	0.74%	0.56%
Derivative cash settlements	(982)	(373)	(0.04)	(0.01)
Adjusted net interest income/Adjusted net yield (1)	$42,093}	$37,744	0.72	0.56

	Average interest rates – Assets and Liabilities

	For the six months ended November 30,
	2011	2010	2011	2010
(dollar amounts in thousands)	Interest income (expense)		Average rate (cost)
Total interest income	$485,005}	$501,571	5.06%	5.10%
Total interest expense	(396,724)	(431,913)	(4.35)	(4.67)
Net interest income/Net yield	$88,281}	$69,658	0.71%	0.43%
Derivative cash settlements	(814)	(4,835)	(0.02)	(0.09)
Adjusted net interest income/Adjusted net yield (1)	$87,467}	$64,823	0.70	0.38
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

Analysis of changes in net interest income

	For the three months ended November 30, 2011 vs. 2010			For the six months ended November 30, 2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$2,000}	$2,958}	$4,958}	$14,619}	$4,004}	$18,623}
Increase in adjusted net interest income	4,928}	(579)	4,349}	14,831}	7,813}	22,644}
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

Net interest income for the three and six months ended November 30, 2011 increased 13 percent and 27 percent, respectively, compared to the prior year periods, primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt and the scheduled reset of interest rates on term debt during the final three quarters of fiscal year 2011. We also decreased the utilization of medium-term notes in our overall funding mix compared with the prior-year periods and maintained a higher average balance of lower-cost debt, primarily collateral trust bonds during the three months ended November 30, 2011 and both collateral trust bonds and commercial paper during the six months ended November 30, 2011. Interest income for the three and six months ended November 30, 2011 decreased 5 percent and 3 percent, respectively, compared with the prior-year periods due to a large amount of fixed-rate loan advances at rates that were lower than the weighted-average rate on the long-term fixed-rate loan portfolio at November 30, 2010 and a reduction in variable interest rates. The decrease in interest income was partly offset by placing a $420 million restructured loan on accrual status on October 1, 2011.

The adjusted net interest income increased 12 percent and 35 percent, respectively, for the three and six months ended November 30, 2011 compared with the prior-year periods primarily due to the reduction to interest expense that exceeded the decrease in interest income. The increase in adjusted net interest income during the six months ended November 30, 2011 was also driven by a reduction to cash settlements expense compared with the prior-year period largely due to a $3 million fee we paid during the prior-year period to terminate an interest rate swap that was match funding loans that were prepaid. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of Loan Losses
The loan loss recovery of $3 million during the three months ended November 30, 2011 was due to reductions in the allowance for loan losses held for the impaired loan portfolio of $10 million, partially offset by the increase in the allowance for loan losses held in the general portfolio of $7 million. The loan loss recovery of $12 million during the six months ended November 30, 2011 was due to reductions in the allowance for loan losses held for the impaired loan portfolio of $14 million, partially offset by the increase in the allowance for loan losses held in the general portfolio of $2 million. The increases of $7 million and $2 million in the reserve for the general portfolio during the three and six months ended November 30, 2011, respectively, were driven primarily by a slight deterioration in certain borrowers’ internal risk rating. For the six months ended November 30, 2011, these reductions were partially offset by loan repayments and the reclassification of certain telecommunications loans from the general portfolio to impaired loans. The reduction to the loan loss allowance for impaired loans for the three and six months ended November 30, 2011 was mainly due to a reduction to the long-term variable and line of credit interest rates and principal repayments on impaired loans that resulted in a recovery from the loan loss reserve of $10 million and $16 million, respectively. The recovery for impaired loans during the six months ended November 30, 2011 was partly offset by a $2 million increase in the reserve due to the reclassification of certain telecommunications loans from the general portfolio to impaired loans.

Non-interest Income
Non-interest income for the three and six months ended November 30, 2011 decreased by $101 million and $148 million, respectively, compared with the same prior-year periods primarily due to increases in derivative losses of $95 million and $128 million, respectively, and losses for CAH included in the results of operations from foreclosed assets of $6 million and $14 million, respectively. CAH holds our investment in cable and telecommunications operating entities in the United States Virgin Islands, British Virgin Islands and St. Maarten. CAH took control of a non-performing borrowers’ operating entities in the United States Virgin Islands on October 1, 2010 and operating entities in the British Virgin Islands and St. Maarten on March 1, 2011. Additionally, during the six months ended November 30, 2011, there was a decrease in fee income compared to the prior year due to $6 million of fees recognized during the six months ended November 30, 2010 related to prepaid telecommunications loans. This fee income was partly offset by $3 million recorded in derivative losses representing a fee recorded as cash settlements expense that we paid to terminate an interest rate swap that match funded these telecommunications loans.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	Net Change	2011	2010	Net Change
Derivative cash settlements	$(982)	$(373)	$(609)	$(814)	$(4,835)	$4,021}
Derivative forward value	(46,771)	47,684	(94,455)	(158,510)	(26,108)	(132,402)
Derivative (losses) gains	$(47,753)	$47,311	$(95,064)	$(159,324)	$(30,943)	$(128,381)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended November 30,
	2011			2010
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,566,188	3.99%	0.34%	$5,798,381	4.23%	0.32%
Pay variable-receive fixed	4,966,275	1.26	5.30	5,551,440	1.22	5.23
Total	$10,532,463	2.69	2.70	$11,349,821	2.76	2.72

	For the six months ended November 30,
	2011			2010
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,597,760	4.02%	0.30%	$5,700,518	4.34%	0.38%
Pay variable-receive fixed	5,160,183	1.21	5.26	5,551,440	1.25	5.23
Total	$10,757,943	2.67	2.68	$11,251,958	2.82	2.78

During the three and six months ended November 30, 2011, the net weighted-average rate we received on our interest rate swap agreements was 0.01 percent, whereas we paid a net weighted-average rate of 0.04 percent during the prior-year periods. The primary reason for the decrease in the weighted-average outflow was the decrease to the weighted-average rate we paid on pay fixed-receive variable interest rate swaps. The lower payment for pay fixed-receive variable swaps was driven by the maturity of these swaps since November 30, 2010 that carried a higher fixed rate, as well as the addition of new pay fixed-receive variable swaps with a lower fixed rate compared with swaps in place during the prior-year period.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and six months ended November 30, 2011 decreased by $94 million and $132 million, respectively, compared with the prior-year periods. For the three months ended November 30, 2011, the derivative forward value losses of $47 million were the result of a 67 basis point decrease in the steepness of the estimated yield curve for our swaps based on market expectations of interest rates and, therefore, an increase in estimated rates for short-dated maturities and a decrease in estimated rates for long-dated maturities. As a result, the fair value of pay variable-receive fixed interest rate swaps decreased as these swaps generally have shorter maturities. For the three months ended November 30, 2011, the changes in fair value of pay fixed-receive variable interest rate swaps were mostly offsetting since these swaps have a combination of short and long-dated maturities. For the six months ended November 30, 2011, the derivative forward value losses of $159 million were driven by the average decrease of 50 basis points to the estimated yield curve for our swaps. The fair value of our pay fixed-receive variable interest rate swaps decreased significantly and outweighed the increase in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 52 percent of our derivative contracts during the six months ended November 30, 2011 and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps.

Non-interest Expense
Non-interest expense was stable for the three months ended November 30, 2011 compared to the prior-year period. The $7 million increase to non-interest expense for the six months ended November 30, 2011, compared with the prior-year period was primarily due to the $12 million increase to the loss on early extinguishment of debt related to the redemption of $500 million of medium-term notes during the period, partly offset by the lower salaries and employee benefits expense and other general and administrative expenses. The $2 million decrease to salaries and employee benefits expense was due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees during the six months ended November 30, 2010. The $3 million decrease in general administrative expenses during the six months ended November 30, 2011 was largely driven by lower legal fees and other expenses as a result of the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011.

Net Loss
The change in the items described above resulted in net losses of $27 million and $114 million for the three and six months ended November 30, 2011, respectively, compared with net income of $91 million and $48 million, respectively, for the same prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $19 million and $45 million for the three and six months ended November 30, 2011, respectively, compared with $43 million and $74 million, respectively, for the same prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net (Loss) Income Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three months ended November 30, 2011 represents $0.1 million of net income and $0.6 million of net loss for RTFC and NCSC, respectively, compared with a net loss of $0.3 million and net income of $3.5 million for RTFC and NCSC, respectively, for the prior-year period. Noncontrolling interest for the six months ended November 30, 2011 represents $0.3 million of net income and $3.4 million of net loss for RTFC and NCSC, respectively, compared with net losses of $0.7 million and $1.2 million for RTFC and NCSC, respectively, for the prior-year period. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Net (loss) income prior to cumulative effect of
change in accounting principle	$(27,294)	$90,672	$(113,916)	$48,327
Add: fixed charges	194,680}	212,446	396,795}	431,995
Less: interest capitalized	-}	(45)	(71)	(82)
Earnings available for fixed charges	$167,386}	$303,073	$282,808}	$480,240

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$194,680}	$212,401	$396,724}	$431,913
Interest capitalized	-}	45	71}	82
Total fixed charges	$194,680}	$212,446	$396,795}	$431,995
Ratio of earnings to fixed charges (1)	-}	1.43	-}	1.11
(1) For the three and six months ended November 30, 2011, earnings were insufficient to cover fixed charges by $27 million and $114 million, respectively, and, therefore, the ratio for those periods result in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	November 30, 2011		May 31, 2011		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$16,477,127	90%	$16,404,940	85%	$72,187}
Long-term variable-rate loans	545,256	3	1,278,391	7	(733,135)
Loans guaranteed by RUS	221,402	1	226,695	1	(5,293)
Total long-term loans	17,243,785	94	17,910,026	93	(666,241)
Line of credit loans	1,070,808	6	1,414,650	7	(343,842)
Total loans	$18,314,593	100%	$19,324,676	100%	$(1,010,083)

Loans by member class (1):
CFC:
Distribution	$13,577,664	74%	$13,760,228	71%	$(182,564)
Power supply	3,460,628	19	4,092,290	21	(631,662)
Statewide and associate	88,980	1	88,961	1	19}
CFC total	17,127,272	94	17,941,479	93	(814,207)
RTFC	613,696	3	859,122	4	(245,426)
NCSC	573,625	3	524,075	3	49,550}
Total loans	$18,314,593	100%	$19,324,676	100%	$(1,010,083)
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding decreased by $1,010 million during the six months ended November 30, 2011 mainly due to the $632 million reduction to power supply loans resulting largely from the pay down of bridge loans of $534 million with proceeds of long-term loans from RUS.

During the six months ended November 30, 2011, $474 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $380 million selected a new long-term fixed rate; $70 million selected the long-term variable rate; $5 million selected a new rate offered by a partner under our loan sale programs and were sold by CFC with CFC continuing to service the loans sold; and $19 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	November 30, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$13,791,215	71%	$13,977,327	68%	$(186,112)
Power supply	4,246,116	22	4,909,908	24	(663,792)
Statewide and associate	96,973	1	109,768	1	(12,795)
CFC total	18,134,304	94	18,997,003	93	(862,699)
RTFC	614,722	3	859,943	4	(245,221)
NCSC	631,475	3	572,718	3	58,757}
Total loans and guarantees	$19,380,501	100%	$20,429,664	100%	$(1,049,163)

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At November 30, 2011 and May 31, 2011, loans outstanding to members in any one state or territory did not exceed 17 percent and 19 percent of total loans outstanding, respectively.

At November 30, 2011 and May 31, 2011, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At November 30, 2011, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	November 30, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,991,990	15%	$3,206,808	16%	$(214,818)
Guarantees	298,572	2	302,771	1	(4,199)
Total credit exposure to 10 largest borrowers	$3,290,562	17%	$3,509,579	17%	$(219,017)

Total by company:
CFC	$3,269,312	17%	$3,488,329	17%	$(219,017)
NCSC	21,250	-	21,250	-	-}
Total credit exposure to 10 largest borrowers	$3,290,562	17%	$3,509,579	17%	$(219,017)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	November 30, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,471,441	8%	$2,200,140	11%	$(728,699)
Guarantees	276,335	1	281,431	1	(5,096)
Total unsecured credit exposure	$1,747,776	9%	$2,481,571	12%	$(733,795)

Total by company:
CFC	$1,516,774	8%	$2,041,440	10%	$(524,666)
RTFC	25,258	-	231,923	1	(206,665)
NCSC	205,744	1	208,208	1	(2,464)
Total unsecured credit exposure	$1,747,776	9%	$2,481,571	12%	$(733,795)

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	November 30, 2011		May 31, 2011
Total loans to members	$18,314,593}		$19,324,676
Less: Total secured debt or debt requiring
collateral on deposit	(10,106,094)		(10,111,094)
Excess collateral pledged or on deposit (1)	(1,482,002)		(1,668,457)
Unencumbered loans	$6,726,497}		$7,545,125

Unencumbered loans as a percentage of total loans	37}	%	39%
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

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Non-performing loans (1)	$43,781	$31,344
Percent of loans outstanding	0.24%	0.16%
Percent of loans and guarantees outstanding	0.23	0.15

Restructured loans	$459,961	$474,381
Percent of loans outstanding	2.51%	2.45%
Percent of loans and guarantees outstanding	2.37	2.32

Total non-performing and restructured loans	$503,742	$505,725
Percent of loans outstanding	2.75%	2.61%
Percent of loans and guarantees outstanding	2.60	2.47

Total non-accrual loans	$43,781	$465,312
Percent of loans outstanding	0.24%	2.41%
Percent of loans and guarantees outstanding	0.23	2.28
(1) All loans classified as non-performing were on non-accrual status.

At November 30, 2011 and May 31, 2011, non-performing loans included $31 million of loans to an electric distribution cooperative that undertook a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. On September 15, 2011, this borrower filed a disclosure statement with the bankruptcy court that contains a preliminary draft of a reorganization plan for creditors and other parties of interest to review. This preliminary draft plan of reorganization assumes that the borrower will continue operating through the use of its existing diesel generating facilities and sell its geothermal-related assets. A bankruptcy court hearing is scheduled on January 26, 2012 related to summary judgment motions filed to determine priority of liens among secured creditors on certain of the geothermal assets, with a decision expected shortly thereafter. The borrower has until March 16, 2012 to submit its amended disclosure statement and proposed plan of reorganization to the bankruptcy court. Loans to this borrower were on non-accrual status at November 30, 2011 and May 31, 2011. At November 30, 2011, non-performing loans also included a total of $8 million to two telecommunications borrowers and $5 million to one electric power supply borrower for which we do not expect to collect all principal and interest payments as scheduled by the original terms. These non-performing loans were put on non-accrual status during the first quarter of fiscal year 2012 for the telecommunications borrowers and during the second quarter of fiscal year 2012 for the electric borrower.

At November 30, 2011 and May 31, 2011, we had restructured loans totaling $460 million and $474 million, respectively, all of which were performing according to their restructured terms. Approximately $4 million and $5 million of interest income was accrued on restructured loans during the three and six months ended November 30, 2011, respectively, compared with $1 million of interest income in each of the same prior-year periods. At May 31, 2011, we had a $434 million restructured loan on nonaccrual status to a large electric distribution cooperative. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. On October 1, 2011, the loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option and the loan was placed on accrual status. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. At November 30, 2011, all restructured loans were on accrual status with respect to the recognition of interest income.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended November 30,		As of and for the six months ended November 30,		As of and for the year ended May 31,
(dollar amounts in thousands)	2011	2010	2011	2010	2011
Beginning balance	$152,100}	$580,539	$161,177}	$592,764	$592,764
Recovery of loan losses	(2,995)	(27,253)	(12,125)	(39,541)	(83,010)
Net recovery (charge-off)	53}	(327,740)	106}	(327,677)	(348,577)
Ending balance	$149,158}	$225,546	$149,158}	$225,546	$161,177
`
Loan loss allowance by segment:
CFC (1)			$130,885}	$161,030	$143,706
RTFC (1)			9,473}	55,215	8,389
NCSC (1)			8,800}	9,301	9,082
Total			$149,158}	$225,546	$161,177

As a percentage of total loans outstanding			0.81%	1.18%	0.84%
As a percentage of total non-performing loans outstanding			340.69	222.74	514.22
As a percentage of total restructured loans outstanding			32.43	46.14	33.98
As a percentage of total loans on non-accrual			340.69	41.73	34.64
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of the NCSC loan loss allowance of $3 thousand at November 30, 2010 to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2011.

Our loan loss allowance decreased by $12 million from May 31, 2011 to November 30, 2011 due to reductions in the allowance for loan losses held for the impaired loan portfolio of $14 million partially offset by the $2 million increase in the allowance for loan losses held for the general portfolio. See Recovery of Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously-impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At November 30, 2011 and May 31, 2011, there was a total specific loan loss allowance balance of $23 million and $37 million, respectively, related to impaired loans totaling $504 million and $506 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011	Increase/ decrease
Commercial paper sold through dealers, net of discounts	$909,957	$1,471,715	$(561,758)
Commercial paper sold directly to members, at par	1,436,151	1,189,770	246,381}
Commercial paper sold directly to non-members, at par	74,450	55,160	19,290}
Daily liquidity fund	423,717	308,725	114,992}
Bank bid notes	295,000	295,000	-}
Collateral trust bonds	5,509,121	5,513,235	(4,114)
Notes payable	4,633,951	4,633,854	97}
Medium-term notes	3,153,022	3,656,274	(503,252)
Subordinated deferrable debt	186,440	186,440	-}
Membership certificates	646,161	646,161	-}
Loan and guarantee certificates	727,226	769,241	(42,015)
Member capital securities	398,250	398,250	-}
Total debt outstanding	$18,393,446	$19,123,825	$(730,379)
Percentage of fixed-rate debt (1)	81%	79%
Percentage of variable-rate debt (2)	19	21

Percentage of long-term debt	83%	83%
Percentage of short-term debt	17	17
(1) Includes variable-rate debt that has been swapped to a fixed rate net of any fixed-rate debt that has been swapped to a variable rate.
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

Total debt outstanding decreased by $730 million at November 30, 2011 as compared with May 31, 2011 as our funding needs declined as a result of the $1,010 million decrease in loans outstanding. The reduction in debt was less than the decrease in the outstanding loan balance largely due to a $266 million higher cash balance at November 30, 2011 compared to May 31, 2011. During the six months ended November 30, 2011, the reduced loan funding requirement resulted in large reductions to the amount of medium-term notes and commercial paper outstanding. We redeemed early a total of $500 million of 7.25 percent medium-term notes scheduled to mature in March 2012. Our members increased the amount of their commercial paper investments, which allowed us to reduce the amount of commercial paper we sold in the capital markets. The decrease to loan and guarantee subordinated certificates was related to the repayment of loans and, to a lesser extent, the reduction in guarantees outstanding.

Total commercial paper, daily liquidity fund and bid notes outstanding represented 17 percent of total debt at both November 30, 2011 and May 31, 2011. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix. In October 2011, we reduced the total commitment under our revolving credit lines, which will limit our ability to expand the use of commercial paper from current levels.

Equity
At November 30, 2011, total equity decreased by $161 million from May 31, 2011 largely due to a net loss of $114 million for the six months ended November 30, 2011 and the board-authorized patronage capital retirement of $46 million. In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at November 30, 2011 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)
Contractual Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt due in less than one year	$1,717	$731	$-	$-	$-	$-	$2,448
Long-term debt	-	169	2,399	446	986	6,863	10,863
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	10	15	30	17	1,503	1,575
Contractual interest on long-term debt (3)	354	634	565	515	497	6,141	8,706
Total contractual obligations	$2,071	$1,544	$2,979	$991	$1,500	$14,693	$23,778
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $182 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at November 30, 2011.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	November 30, 2011	May 31, 2011	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$580,375	$599,935	$(19,560)
Indemnifications of tax benefit transfers	56,896	59,895	(2,999)
Letters of credit	311,405	327,201	(15,796)
Other guarantees	117,232	117,957	(725)
Total	$1,065,908	$1,104,988	$(39,080)
Total by company:
CFC	$1,007,032	$1,055,524	$(48,492)
RTFC	1,026	821	205}
NCSC	57,850	48,643	9,207}
Total	$1,065,908	$1,104,988	$(39,080)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2011, we may be required to issue up to an additional $562 million in letters of credit to third parties for the benefit of our members compared with $700 million at May 31, 2011. New issuances of letters of credit under these master facilities are subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. At November 30, 2011 and May 31, 2011, 74 percent and 75 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the six months ended November 30, 2011 is primarily due to normal amortization of guaranteed debt and a net reduction to the total amount of letters of credit outstanding. At November 30, 2011 and May 31, 2011, we recorded a guarantee liability totaling $24 million and $22 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at November 30, 2011, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Guarantees (1)	$ 1,065,908	$ 128,690	$ 200,538	$ 56,454	$ 87,125	$ 22,602	$ 570,499
(1) At November 30, 2011, we are the guarantor and liquidity provider for $505 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit that will be used to provide standby liquidity for an additional $48 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At November 30, 2011 and May 31, 2011, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	November 30, 2011	% of Total	May 31, 2011	% of Total
Long-term	$5,507,227	39%	$5,461,484	39%
Line of credit	8,629,203	61	8,609,191	61
Total	$14,136,430	100%	$14,070,675	100%

A total of $1,238 million and $999 million of line of credit unadvanced commitments at November 30, 2011 and May 31, 2011, respectively, represented unadvanced commitments related to lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at November 30, 2011 and May 31, 2011 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

In our experience, unadvanced commitments related to term loans may not be fully drawn and borrowings occur in multiple transactions over an extended period of time. We believe these conditions will continue for the following reasons:

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

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at November 30, 2011, and the related maturities by fiscal year and thereafter as follows:

	Available	Maturities of unadvanced committed lines of credit
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$ 1,237,926	$ -	$ 170,823	$ 348,918	$ 76,625	$ 224,805	$ 416,755

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2011 was 38.64-to-1, an increase from 30.52-to-1 at May 31, 2011. The increase in the leverage ratio is due to the decrease of $161 million in total equity, partially offset by decreases of $608 million in total liabilities and $39 million in guarantees as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

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

At November 30, 2011 and May 31, 2011, the adjusted leverage ratio was 6.32-to-1 and 6.48-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The decrease to the adjusted leverage ratio was due to reductions of $696 million in adjusted liabilities and $39 million to guarantees, partially offset by the $44 million decrease in adjusted equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at November 30, 2011 was 36.61-to-1, an increase from 28.92-to-1 at May 31, 2011. The increase in the debt-to-equity ratio is due to the decrease of $161 million in total equity, partially offset by the decrease of $608 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At November 30, 2011 and May 31, 2011, the adjusted debt-to-equity ratio was 5.93-to-1 and 6.09-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The decrease in the adjusted debt-to-equity ratio is due to the decrease of $696 million in adjusted liabilities, partially offset by the decrease of $44 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At November 30, 2011, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through May 31, 2013. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at November 30, 2011, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
						Debt Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
2Q12										$ 560
3Q12	$ 364	$ -	$ 518	$ 882	$ 372	$ 100	$ 800	$ 250	$ 1,522	1,200
4Q12	1,353	-	170	1,523	357	-	250	100	707	384
1Q13	318	-	231	549	328	100	-	100	528	363
2Q13	413	-	105	518	244	-	200	100	544	389
3Q13	37	250	178	465	408	-	-	100	508	432
4Q13	133	-	270	403	246	-	-	100	346	375
Totals	$ 2,618	$ 250	$ 1,472	$ 4,340	$ 1,955	$ 200	$ 1,250	$ 750	$ 4,155

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through May 31, 2013. These estimates will change on a quarterly basis based on many factors.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the U.S. Securities and Exchange Commission for the issuance of debt:
•	unlimited amount of collateral trust bonds until September 2013;
•	unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2014; and
•	daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013.

In December 2011, we issued $175 million of eleven-month floating-rate medium-term notes in a registered offering. In addition, we have a program to sell commercial paper to investors in the capital markets. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,205 million and represented 7 percent of total debt outstanding at November 30, 2011. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during the remainder of fiscal year 2012.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At November 30, 2011 and May 31, 2011, we had secured notes payable of $1,411 million outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At November 30, 2011 and through the date of this filing, we have up to $2,489 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At November 30, 2011 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. As part of this program, we had up to $350 million available under a $500 million committed loan facility from the Federal Financing Bank at November 30, 2011 and May 31, 2011. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013, with each advance having a final maturity not longer than 20 years from the advance date. In September 2011, we received an additional commitment from the Federal Financing Bank to provide funding up to $499 million with a guarantee of repayment by RUS. Under this loan facility which closed in December 2011, we can borrow up to an additional $499 million any time before October 15, 2014, with each advance having a final maturity not longer than 20 years from the advance date. In order to borrow on this commitment, CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. We now have the ability to borrow up to $849 million in the aggregate under committed loan facilities from the Federal Financing Bank.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,301 million over the next 12 months.

Member Loan Interest Payments
During the six months ended November 30, 2011, interest income on the loan portfolio was $479 million, representing an average rate of 5.11 percent compared with 5.15 percent for the six months ended November 30, 2010. For the past three fiscal years, interest income on the loan portfolio has averaged $1,030 million. At November 30, 2011, 91 percent of the total loans outstanding had a fixed rate of interest, and 9 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At November 30, 2011 and May 31, 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. With the exception of our five-year agreement with an original maturity of March 16, 2012 that terminated on October 21, 2011, we may request letters of credit for up to $100 million under each agreement, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2011	May 31, 2011	November 30, 2011	May 31, 2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	876,239	-	8,636	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,836,114	$3,544,526	$8,636	$14,474
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 21, 2011, we terminated and replaced our $1,049 million five-year and $1,385 million three-year revolving credit agreements with a new $885 million four-year credit agreement and $835 million five-year credit agreement expiring on October 21, 2015 and 2016, respectively. The facility fee and applicable margin are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Similar to the previously existing agreements, our ability to borrow or obtain a letter of credit under both agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under each of the credit facilities to a maximum of $1,300 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements, including financial ratios, to draw down on the facilities. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	November 30, 2011		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$1,436,151	59%	$1,189,770	44%	$246,381}
Daily liquidity fund	423,717	100	308,725	100	114,992}
Medium-term notes	435,293	14	371,961	10	63,332}
Members’ subordinated certificates	1,771,637	100	1,813,652	100	(42,015)
Total	$4,066,798		$3,684,108		$382,690}

Percentage of total debt outstanding	22%		19%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,821 million outstanding during the three years ending November 30, 2011. We view member investments as a more stable source of funding than capital market issuances.

Cash Flows from Operations
For the six months ended November 30, 2011, cash flows provided by operating activities were $56 million compared with $46 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At November 30, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2011	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.20	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.10	6.26
(1) In addition to the adjustments made to the leverage ratio set forth in the Non-GAAP Financial Measures section, senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER calculation includes the adjustments set forth in the Non-GAAP Financial Measures section and excludes the results of operations for CAH.
(2) We must meet this requirement to retire patronage capital.

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
•
to secure up to $7,500 million on any other indebtedness of CFC. As of November 30, 2011, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,586 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments at November 30, 2011 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	November 30, 2011	May 31, 2011
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.31	6.98
(1) The ratio calculation includes the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and foreign currency adjustments from total liabilities and total equity.

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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	November 30, 2011	May 31, 2011
Collateral trust bonds	100%	150%	114%	115%
Federal Agricultural Mortgage Corporation	100	150	120	127
Clean Renewable Energy Bonds Series 2009A (1)	100	150	113	118
Federal Financing Bank (2)	100	150	114	115
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $8 million as of November 30, 2011 and May 31, 2011.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At November 30, 2011, unadvanced loan commitments totaled $14,136 million. Of that total at November 30, 2011, $1,238 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 50 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 50 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $12,898 million of unadvanced loan commitments at November 30, 2011 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or financial condition since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit unadvanced loans, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Unadvanced commitments for long-term loans typically expire within five years of the first loan advance. The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at November 30, 2011.

We currently expect to make long-term loan advances totaling approximately $1,024 million to our members over the next 12 months.

Interest Expense on Debt
For the six months ended November 30, 2011, interest expense on debt was $382 million, representing an average cost of 4.19 percent compared with 4.56 percent for the six months ended November 30, 2010. For the past three fiscal years, interest expense on debt has averaged $875 million. At November 30, 2011, 81 percent of outstanding debt had a fixed interest rate and 19 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing in each of the five fiscal years following November 30, 2011 and thereafter is as follows:

Amount
(dollar amounts in thousands)	maturing (1)
May 31, 2012	$1,717,106
May 31, 2013	909,258
May 31, 2014	2,414,522
May 31, 2015	475,296
May 31, 2016	1,002,828
Thereafter	8,552,790
Total	$15,071,800
(1) Excludes loan subordinated certificates totaling $182 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 46, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $483 million.

At November 30, 2011, we had $3,139 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,860 million at November 30, 2011, which represents an increase of $361 million from the balance at May 31, 2011. Dealer commercial paper and bank bid notes decreased from $1,767 million at May 31, 2011 to $1,205 million at November 30, 2011. We expect the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At November 30, 2011, 15 percent of total debt outstanding was $2,759 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At November 30, 2011, we had $2,836 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At November 30, 2011, we had long-term debt maturing in the next 12 months totaling $2,448 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
We expect to maintain the ability to obtain funding through the capital markets. During fiscal 2011, we issued $950 million of collateral trust bonds and $250 million of medium-term notes through registered offerings. In December 2011, we issued $175 million of medium-term notes in a registered offering.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We have up to $2,489 million available under this revolving note purchase agreement at November 30, 2011 and through the filing date.

•
At November 30, 2011, we had the ability to borrow up to $350 million from the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. In December 2011, we closed an additional $499 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS. After the closing of the new commitment in December 2011, we now have the ability to borrow up to $849 million in the aggregate under committed loan facilities from the Federal Financing Bank. A total of $350 million is available for advance through October 15, 2013. A total of $499 million is available for advance through October 15, 2014 and CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program.

•	Based on past history, we expect to maintain the ability to roll over our medium-term notes sold to members of $320 million that mature over the next 12 months if we need this funding in the future.
•
Based on our funding sources available, we believe we will meet our obligations to pay down our medium-term notes sold through dealers of $1,356 million that mature over the next 12 months. This amount includes two notes totaling $1,250 million scheduled to mature in the third and fourth quarters of fiscal year 2012 including a $1,000 million, 7.25 percent Series C medium-term note that matures in March 2012. The remaining $250 million was largely refinanced with a $175 million fixed-rate medium-term note in December 2011. Based on our cash balance of $560 million and our expectations that future funding needs will be relatively flat, we do not expect that we will need to refinance the full amount of these notes. The remaining balance of dealer medium-term notes that mature over the next 12 months represents $106 million of retail notes. Based on past history, we believe we can refinance these retail notes and supplement our other sources of funding as described above with new retail note issuances.

At November 30, 2011, we are the guarantor and liquidity provider for $505 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit that will be used to provide standby liquidity for an additional $48 million of tax-exempt bonds. During the six months ended November 30, 2011, we were not required to perform as liquidity provider pursuant to these obligations.

We expect that our current sources of liquidity, along with our $560 million of cash on hand at November 30, 2011, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see page 53). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At November 30, 2011 and May 31, 2011, 9 percent and 14 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at November 30, 2011.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
November 30, 2011

(dollar amounts in millions)	May 31, 2012 or prior	June 1, 2012 to May 31, 2014	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2021	June 1, 2021 to May 31, 2031	Beyond June 1, 2031	Total
Assets amortization and repricing	$1,160	$4,537	$3,037	$3,963	$2,977	$1,066	$16,740

Liabilities and members’ equity:
Long-term debt	$809	$3,485	$2,535	$4,361	$807	$662	$12,659
Subordinated certificates	16	53	43	88	1,041	419	1,660
Members’ equity (1)	-	-	-	39	237	423	699
Total liabilities and members’ equity	$825	$3,538	$2,578	$4,488	$2,085	$1,504	$15,018

Gap (2)	$335	$999	$459	$(525)	$892	$(438)	$1,722
Cumulative gap	335	1,334	1,793	1,268	2,160	1,722
Cumulative gap as a % of total assets	1.69%	6.74%	9.06%	6.41%	10.91%	8.70%
Cumulative gap as a % of adjusted total assets (3)	1.72	6.85	9.21	6.51	11.09	8.84
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At November 30, 2011, we had $16,740 million of fixed-rate assets amortizing or repricing, funded by $12,659 million of fixed-rate liabilities maturing during the next 30 years and $2,359 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,722 million, or 8.70 percent of total assets and 8.84 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at November 30, 2011 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of backup liquidity through committed revolving credit agreements with domestic and foreign banks and a large volume of scheduled principal repayments on long-term loans estimated to exceed long-term loan advances by $277 million over the next 12 months. Additionally, we can borrow up to $2,489 million under our note purchase agreement with the Federal Agricultural Mortgage Corporation, subject to market conditions, and up to $849 million under committed loan facilities from the Federal Financing Bank.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At November 30, 2011 and May 31, 2011, there were no foreign currency derivative instruments outstanding. At November 30, 2011 and May 31, 2011, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At November 30, 2011 and May 31, 2011, the highest percentage concentration of total notional exposure to any one counterparty was 14 percent and 13 percent, respectively, of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At the date of this filing, our derivative instrument counterparties had credit ratings ranging from AA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to

Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at November 30, 2011, there were five counterparties that would be required to make a payment to us totaling $59 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $20 million, or 35 percent of the total exposure to us, at November 30, 2011.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At November 30, 2011, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2011, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At November 30, 2011, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,384,548	$(347)	$20,489}	$20,142}
fall below Baa1/BBB+ (1)	6,161,696	(223,976)	34,566}	(189,410)
Total	$7,546,244	$(224,323)	$55,055}	$(169,268)
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

In addition to the rating triggers listed above, at November 30, 2011, we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $20 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2011 was $238 million.

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

Adjustments to Net Income and the Calculation of TIER
The following table provides a reconciliation between interest expense and net interest income and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2011 for an explanation of why these adjustments to the line items below and the calculation of the TIER ratio reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest expense	$(194,680)	$(212,401)	$(396,724)	$(431,913)
Including: Derivative cash settlements	(982)	(373)	(814)	(4,835)
Adjusted interest expense	$(195,662)	$(212,774)	$(397,538)	$(436,748)

Net interest income	$43,075}	$38,117	$88,281}	$69,658
Including: Derivative cash settlements	(982)	(373)	(814)	(4,835)
Adjusted net interest income	$42,093}	$37,744	$87,467}	$64,823

Net (loss) income prior to cumulative effect of change in accounting principle	$(27,294)	$90,672	$(113,916)	$48,327
Excluding: Derivative forward value	46,771}	(47,684)	158,510}	26,108
Adjusted net income	$19,477}	$42,988	$44,594}	$74,435

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the three months ended November 30,		For the six months ended November 30,
	2011	2010	2011	2010
TIER (1)	-}	1.43	-}	1.11
Adjusted TIER	1.10}	1.20	1.11}	1.17
(1) For the three and six months ended November 30, 2011, we reported net losses of $27 million and $114 million, respectively, and, therefore, the TIER calculation for that period results in a value below 1.00.

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

(dollar amounts in thousands)	November 30, 2011	May 31, 2011
Liabilities	$19,266,094}	$19,874,313
Less:
Derivative liabilities	(612,418)	(477,433)
Debt used to fund loans guaranteed by RUS	(221,402)	(226,695)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,771,637)	(1,813,652)
Adjusted liabilities	$16,474,197}	$17,170,093
Total equity	$526,244}	$687,309
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	142,252}	118,864
Year-to-date derivative forward value loss	158,510}	23,388
Accumulated other comprehensive income (2)	(8,768)	(9,273)
Plus:
Subordinated certificates (1)	1,771,637}	1,813,652
Subordinated deferrable debt	186,440}	186,440
Adjusted equity	$2,776,315}	$2,820,380
Guarantees	$1,065,908}	$1,104,988
(1) Includes $15 million and $12 million of subordinated certificates classified in short-term debt at November 30, 2011 and May 31, 2011, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.4 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at November 30, 2011 and May 31, 2011, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	November 30, 2011	May 31, 2011
Leverage ratio	38.64	30.52
Adjusted leverage ratio	6.32	6.48

Debt-to-equity ratio	36.61	28.92
Adjusted debt-to-equity ratio	5.93	6.09

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 51.

Item 4.	Controls and Procedures

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2011 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2011.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	–	Revolving Credit Agreement dated October 21, 2011 for $884,875,000 expiring on October 21, 2015.

10.2	–	Revolving Credit Agreement dated October 21, 2011 for $834,875,000 expiring on October 21, 2016.

10.3	–	Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000.

10.4	–	Series E Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000.

10.5	–	Pledge Agreement dated as of December 1, 2011, between the Registrant, the Rural Utilities Service and U.S. Bank National Association.

10.6	–	Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	–
Financial statements from the Quarterly Report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation for the quarter ended November 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

January 17, 2012