Form 10-Q
period 2012-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2012-04-16
CIK 70502

\4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549.

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	February 29, 2012	May 31, 2011

Cash and cash equivalents	$381,394	$293,615

Restricted cash	1,083,466	7,690

Investments in equity securities	58,721	58,601

Loans to members	18,618,738	19,330,797
Less: Allowance for loan losses	(149,474)	(161,177)
Loans to members, net	18,469,264	19,169,620

Accrued interest and other receivables	202,462	201,122

Fixed assets, net	100,430	88,794

Debt service reserve funds	39,803	45,662

Debt issuance costs, net	43,251	41,714

Foreclosed assets, net	223,183	280,811

Derivative assets	301,629	343,760

Other assets	28,775	30,233

	$20,932,378	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 29, 2012	May 31, 2011

Short-term debt	$5,809,418	$5,842,924

Accrued interest payable	273,909	194,859

Long-term debt	11,714,358	11,293,249

Deferred income	19,036	17,719

Other liabilities	78,848	60,477

Derivative liabilities	620,392	477,433

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,161	646,161
Loan and guarantee subordinated certificates	696,909	756,801
Member capital securities	398,250	398,250
Total members’ subordinated certificates	1,741,320	1,801,212

Commitments and contingencies

CFC equity:
Retained equity	470,996	665,765
Accumulated other comprehensive income	9,122	9,758
Total CFC equity	480,118	675,523
Noncontrolling interest	8,539	11,786
Total equity	488,657	687,309

	$20,932,378	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended		For the nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest income	$238,018	$254,302	$723,023	$755,873
Interest expense	(190,294)	(206,333)	(587,018)	(638,246)

Net interest income	47,724	47,969	136,005	117,627

(Provision for) recovery of loan losses	(263)	3,374	11,862	42,915
Net interest income after (provision for) recovery of loan losses	47,461	51,343	147,867	160,542

Non-interest income:
Fee and other income	4,716	3,960	13,425	19,096
Derivative (losses) gains	(25,563)	53,348	(184,887)	22,405
Results of operations of foreclosed assets	(44,972)	(4,854)	(59,349)	(6,323)

Total non-interest income	(65,819)	52,454	(230,811)	35,178

Non-interest expense:
Salaries and employee benefits	(10,959)	(9,700)	(31,191)	(32,420)
Other general and administrative expenses	(5,635)	(6,370)	(18,484)	(22,224)
(Provision for) recovery of guarantee liability	(1,576)	(24)	(1,504)	358
Fair value adjustment on foreclosed assets	(597)	(818)	(2,686)	(2,673)
Loss on early extinguishment of debt	-	-	(15,525)	(3,928)
Other	(176)	(644)	(991)	(871)

Total non-interest expense	(18,943)	(17,556)	(70,381)	(61,758)

(Loss) income prior to income taxes	(37,301)	86,241	(153,325)	133,962

Income tax benefit (expense)	2	(2,589)	2,110	(1,983)

Net (loss) income	(37,299)	83,652	(151,215)	131,979

Less: Net loss (income) attributable to the noncontrolling interest	56	(4,315)	3,179	(2,391)

Net (loss) income attributable to CFC	$(37,243)	$79,337	$(148,036)	$129,588

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net	capital	capital	education
	Total	interest	equity	income (loss)	equity	loss	reserve	allocated	fund
Balance as of May 31, 2011	$ 687,309	$ 11,786	$ 675,523	$ 9,758	$ 665,765	$ (130,689)	$ 272,126	$ 521,897	$ 2,431
Patronage capital retirement	(46,265)	(44)	(46,221)	-	(46,221)	-	-	(46,221)	-
Net loss	(151,215)	(3,179)	(148,036)	-	(148,036)	(148,036)	-	-	-
Other comprehensive loss	(655)	(19)	(636)	(636)	-	-	-	-	-
Total comprehensive loss	(151,870)	(3,198)	(148,672)
Other	(517)	(5)	(512)	-	(512)	-	-	-	(512)
Balance as of February 29, 2012	$ 488,657	$ 8,539	$ 480,118	$ 9,122	$ 470,996	$ (278,725)	$ 272,126	$ 475,676	$ 1,919

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(151,215)	$131,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred income	(8,026)	(6,639)
Amortization of debt issuance costs and deferred charges	8,590	13,181
Depreciation	2,982	1,743
Recovery of loan losses	(11,862)	(42,915)
Provision for (recovery of) guarantee liability	1,504	(358)
Results of operations of foreclosed assets	59,349	6,323
Fair value adjustment on foreclosed assets	2,686	2,673
Derivative forward value	184,604	(28,090)
Changes in operating assets and liabilities:
Accrued interest and other receivables	1,760	9,105
Accrued interest payable	79,050	77,905
Other	29,509	19,852

Net cash provided by operating activities	198,931	184,759

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(4,859,321)	(6,538,373)
Principal collected on loans	5,457,983	5,624,038
Net investment in fixed assets	(14,618)	(21,146)
Proceeds from foreclosed assets	33,387	37,145
Investments in foreclosed assets	(37,794)	(124,558)
Net proceeds from sale of loans	112,100	268,363
Investments in equity securities	-	(24)
Change in restricted cash	(1,075,776)	5,703

Net cash used in investing activities	(384,039)	(748,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	80,123	1,379,646
Issuance costs for revolving bank lines of credit	(3,626)	-
Proceeds from issuance of long-term debt	1,461,604	1,866,479
Payments for retirement of long-term debt	(1,169,170)	(2,655,756)
Payments for retirement of subordinated deferrable debt	-	(125,000)
Proceeds from issuance of members’ subordinated certificates	28,521	60,790
Payments for retirement of members’ subordinated certificates	(80,162)	(27,872)
Payments for retirement of patronage capital	(44,403)	(48,647)

Net cash provided by financing activities	272,887	449,640

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,779	(114,453)
BEGINNING CASH AND CASH EQUIVALENTS	293,615	513,906
ENDING CASH AND CASH EQUIVALENTS	$381,394	$399,453

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	February 29, 2012	February 28, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$499,378	$547,160
Cash paid for income taxes	210	1,145

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$534	$174
Patronage capital applied against loan balances	134	104
Noncontrolling interest patronage capital applied against loan balances	44	-
Fair value of foreclosed assets applied as repayment of loans	-	128,130
Charge-offs of loan balances	-	327,799
Net decrease in debt service reserve funds/debt service reserve certificates	(5,859)	-

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

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. Foreclosed assets are held by two groups of subsidiaries wholly-owned by CFC. Our Denton Realty Partners entities (“DRP”) hold assets, including a land development loan, limited partnership interests in certain real estate developments and developed lots and land and raw land in Texas. Caribbean Asset Holdings LLC (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC or NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At February 29, 2012, CFC had guaranteed $115 million of NCSC debt and derivative instruments and confirmed letters of credit with third parties, and CFC’s maximum potential exposure for these instruments totaled $126 million. The maturities for NCSC obligations guaranteed and confirmed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At February 29, 2012, CFC had confirmed $1 million of RTFC letters of credit with third parties. The maturities for RTFC obligations confirmed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At February 29, 2012, RTFC had total assets of $714 million including loans outstanding to members of $580 million, and NCSC had total assets of $613 million including loans outstanding of $584 million. At February 29, 2012, CFC had committed to lend RTFC up to $4,000 million, of which $569 million was outstanding. At February 29, 2012, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $679 million was outstanding, representing $564 million of outstanding loans and $115 million of credit enhancements.

(c)        Restricted Cash

Restricted cash represents cash and cash equivalents for which use is contractually restricted. At February 29, 2012, restricted cash included $1,076 million that was subsequently used for the repayment of $1,000 million of medium-term notes that matured on March 1, 2012, and the related accrued interest. See Note 13, Subsequent Events.

(d)        Loan Sales

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

During the nine months ended February 29, 2012 and February 28, 2011, we sold CFC loans with outstanding balances totaling $112 million and $268 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the nine months ended February 29, 2012 and February 28, 2011.

(e)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest on long-term fixed-rate loans	$216,948	$227,118	$662,135	$676,484
Interest on long-term variable-rate loans	5,197	12,041	18,104	34,642
Interest on line of credit loans	7,243	11,154	23,607	33,477
Interest on restructured loans	5,761	696	10,537	2,096
Interest on non-performing loans	-	149	-	149
Interest on investments	1,305	967	3,086	3,001
Fee income (1)	1,564	2,177	5,554	6,024
Total interest income	$238,018	$254,302	$723,023	$755,873
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $12 million at February 29, 2012 and May 31, 2011.

(f)         Interest Expense

The following table presents the components of interest expense:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,298	$2,574	$4,458	$6,583
Medium-term notes	44,954	57,290	146,528	181,490
Collateral trust bonds	78,587	75,223	233,205	229,019
Subordinated deferrable debt	2,806	2,806	8,419	10,552
Subordinated certificates	20,052	20,547	58,428	61,071
Long-term notes payable	38,024	42,411	116,922	134,035
Debt issuance costs (2)	2,128	2,604	9,633	7,722
Fee expense (3)	2,445	2,878	9,425	7,774
Total interest expense	$190,294	$206,333	$587,018	$638,246
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

(g)         Derivative Financial Instruments

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

(h)         Loss on early extinguishment of debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

In August 2011 and October 2011, we redeemed a total of $500 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs totaling $16 million were recorded as a loss on extinguishment of debt during the nine months ended February 29, 2012.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	February 29, 2012		May 31, 2011
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$16,590,157	$-	$16,404,940	$-
Long-term variable-rate loans	660,713	5,430,391	1,278,391	5,461,484
Loans guaranteed by RUS (3)	220,257	-	226,695	-
Line of credit loans	1,140,097	8,706,593	1,414,650	8,609,191
Total loans outstanding	18,611,224	14,136,984	19,324,676	14,070,675
Deferred origination costs	7,514	-	6,121	-
Less: Allowance for loan losses	(149,474)	-	(161,177)	-
Net loans outstanding	$18,469,264	$14,136,984	$19,169,620	$14,070,675

Total by member class (2):
CFC:
Distribution	$13,801,204	$9,238,487	$13,760,228	$9,369,765
Power supply	3,572,104	3,752,031	4,092,290	3,579,437
Statewide and associate	73,381	124,479	88,961	125,483
CFC total	17,446,689	13,114,997	17,941,479	13,074,685
RTFC	580,205	351,205	859,122	366,060
NCSC	584,330	670,782	524,075	629,930
Total loans outstanding	$18,611,224	$14,136,984	$19,324,676	$14,070,675
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	February 29, 2012		May 31, 2011
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	26,652	296	23,150	2,586
RTFC:
Long-term fixed-rate loans	7,090	-	-	-
Total non-performing loans	$41,936	$296	$31,344	$2,586

Restructured loans:
CFC:
Long-term fixed-rate loans (3)	$457,838	$-	$40,413	$-
Long-term variable-rate loans (4)	-	45,918	433,968	91,837
Line of credit loans (4)	-	5,000	-	5,000
Total restructured loans	$457,838	$50,918	$474,381	$96,837
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
(3) At February 29, 2012, loans outstanding included $418 million of restructured loans that were placed on accrual status at a fixed rate on October 1, 2011. While the loans were on non-accrual status, including loans outstanding of $434 million at May 31, 2011, they were presented as long-term variable-rate loans.
(4) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,267 million and $999 million of unadvanced commitments at February 29, 2012 and May 31, 2011, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The following table summarizes the available balance under committed lines of credit at February 29, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Remaining maturities for the years ended May 31,
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$1,267,174	$ -	$ 151,521	$ 365,535	$ 49,975	$ 223,714	$ 476,429

The remaining unadvanced commitments totaling $12,870 million and $13,072 million at February 29, 2012 and May 31, 2011, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	February 29, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,846	$29,846	$13,771,358	$13,801,204	$29,846
Power supply	-	5,000	5,000	3,567,104	3,572,104	5,000
Statewide and associate	-	-	-	73,381	73,381	-
CFC total	-	34,846	34,846	17,411,843	17,446,689	34,846
RTFC	-	4,306	4,306	575,899	580,205	7,090
NCSC	-	-	-	584,330	584,330	-
Total loans outstanding	$-	$39,152	$39,152	$18,572,072	$18,611,224	$41,936

As a % of total loans	-%	0.21%	0.21%	99.79%	100.00%	0.23%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans (2)
CFC:
Distribution	$3,745	$27,599	$31,344	$13,728,884	$13,760,228	$465,312
Power supply	-	-	-	4,092,290	4,092,290	-
Statewide and associate	-	-	-	88,961	88,961	-
CFC total	3,745	27,599	31,344	17,910,135	17,941,479	465,312
RTFC	-	-	-	859,122	859,122	-
NCSC	-	-	-	524,075	524,075	-
Total loans outstanding	$3,745	$27,599	$31,344	$19,293,332	$19,324,676	$465,312

As a % of total loans	0.02%	0.14%	0.16%	99.84%	100.00%	2.41%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	February 29, 2012			May 31, 2011
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,771,358	$29,846	$13,801,204	$13,728,884	$31,344	$13,760,228
Power supply	3,567,104	5,000	3,572,104	4,092,290	-	4,092,290
Statewide and associate	73,381	-	73,381	88,961	-	88,961
CFC total	17,411,843	34,846	17,446,689	17,910,135	31,344	17,941,479
RTFC	573,115	7,090	580,205	850,817	8,305	859,122
NCSC	584,330	-	584,330	524,075	-	524,075
Total loans outstanding	$18,569,288	$41,936	$18,611,224	$19,285,027	$39,649	$19,324,676

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	February 29, 2012				May 31, 2011
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,019,302	97%	$570,855	3%	$15,583,068	95%	$821,872	5%
Long-term variable-rate loans	585,010	89	75,703	11	1,207,580	94	70,811	6
Loans guaranteed by RUS	220,257	100	-	-	226,695	100	-	-
Line of credit loans	189,999	17	950,098	83	107,193	8	1,307,457	92
Total loans outstanding	$17,014,568	91	$1,596,656	9	$17,124,536	89	$2,200,140	11

Total by company:
CFC	$16,075,136	92%	$1,371,553	8%	$16,180,454	90%	$1,761,025	10%
RTFC	555,946	96	24,259	4	628,020	73	231,102	27
NCSC	383,486	66	200,844	34	316,062	60	208,013	40
Total loans outstanding	$17,014,568	91	$1,596,656	9	$17,124,536	89	$2,200,140	11

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

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended February 29, 2012
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of November 30, 2011	$130,885	$9,473	$8,800	$149,158
Provision for (recovery of) loan losses	1,331	(914)	(154)	263
Recoveries of loans previously charged-off	53	-	-	53
Balance as of February 29, 2012	$132,269	$8,559	$8,646	$149,474

	As of and for the three months ended February 28, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of November 30, 2010	$161,030	$55,215	$9,301	$225,546
Recovery of loan losses	(1,775)	(1,502)	(97)	(3,374)
Charge-offs	-	-	(8)	(8)
Recoveries of loans previously charged-off	52	-	8	60
Balance as of February 28, 2011	$159,307	$53,713	$9,204	$222,224

	As of and for the nine months ended February 29, 2012
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(11,596)	170	(436)	(11,862)
Recoveries of loans previously charged-off	159	-	-	159
Balance as of February 29, 2012	$132,269	$8,559	$8,646	$149,474

	As of and for the nine months ended February 28, 2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(Recovery of) provision for loan losses	(18,506)	(24,702)	293	(42,915)
Charge-offs	-	(327,799)	(26)	(327,825)
Recoveries of loans previously charged-off	158	-	42	200
Balance as of February 28, 2011	$159,307	$53,713	$9,204	$222,224
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of $2 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at February 28, 2011.

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	February 29, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$111,524	$6,606	$8,646	$126,776
Individually evaluated	20,745	1,953	-	22,698
Total ending balance of the allowance	$132,269	$8,559	$8,646	$149,474

Recorded investment in loans:
Collectively evaluated	$16,954,005	$573,115	$584,330	$18,111,450
Individually evaluated	492,684	7,090	-	499,774
Total recorded investment in loans	$17,446,689	$580,205	$584,330	$18,611,224

Loans to members, net (1)	$17,314,420	$571,646	$575,684	$18,461,750

	May 31, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$107,130	$8,389	$9,082	$124,601
Individually evaluated	36,576	-	-	36,576
Total ending balance of the allowance	$143,706	$8,389	$9,082	$161,177

Recorded investment in loans:
Collectively evaluated	$17,435,754	$859,122	$524,075	$18,818,951
Individually evaluated	505,725	-	-	505,725
Total recorded investment in loans	$17,941,479	$859,122	$524,075	$19,324,676

Loans to members, net (1)	$17,797,773	$850,733	$514,993	$19,163,499
(1) Excludes deferred origination costs of $8 million and $6 million at February 29, 2012 and May 31, 2011, respectively.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class.

	February 29, 2012		May 31, 2011
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$457,838	$-	$40,413	$-

With a specific allowance recorded:
CFC/Distribution	29,846	20,494	465,312	36,576
CFC/Power Supply	5,000	251	-	-
RTFC	7,090	1,953	-	-
Total	41,936	22,698	465,312	36,576
Total impaired loans	$499,774	$22,698	$505,725	$36,576

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of February 29, 2012 and May 31, 2011.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
CFC/Distribution	$488,040	$508,787	$5,761	$696
CFC/Power Supply	5,000	-	-	-
RTFC	7,130	65,920	-	-
Total impaired loans	$500,170	$574,707	$5,761	$696

	For the nine months ended
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
CFC/Distribution	$492,427	$515,354	$10,537	$2,096
CFC/Power Supply	2,556	-	-	-
RTFC	5,924	275,926	-	-
Total impaired loans	$500,907	$791,280	$10,537	$2,096

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status as follows:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Non-performing loans	$444	$319	$1,249	$8,543
Restructured loans	-	5,508	6,714	16,789
Total	$444	$5,827	$7,963	$25,332

At February 29, 2012 and May 31, 2011, non-performing loans included $30 million and $31 million, respectively, of loans to an electric distribution cooperative that undertook a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. The borrower filed a disclosure statement with the bankruptcy court that contained a preliminary draft of a reorganization plan for creditors and other parties of interest to review. The bankruptcy court has set June 29, 2012 as the deadline for the borrower to file a revised draft plan of reorganization, which is expected to be subject to further revisions, hearings and rulings before approval.

At February 29, 2012, non-performing loans also included a total of $7 million to two telecommunications borrowers and $5 million to one electric power supply cooperative, for which we do not expect to collect all principal and interest payments as scheduled by the original terms. These non-performing loans were put on non-accrual status during the first quarter of fiscal year 2012 for the telecommunications borrowers and during the second quarter of fiscal year 2012 for the electric borrower.

At February 29, 2012 and May 31, 2011, we had restructured loans totaling $458 million and $474 million, respectively, all of which were performing according to their restructured terms. Approximately $6 million and $11 million of interest income was accrued on restructured loans during the three and nine months ended February 29, 2012, respectively, compared with $1 million and $2 million of interest income in each of the same prior-year periods. At May 31, 2011, we had a $434 million restructured loan on nonaccrual status to a large electric distribution cooperative. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. On October 1, 2011, the loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option and the loan was placed on accrual status. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. At February 29, 2012, all restructured loans were on accrual status with respect to the recognition of interest income.

We believe our loan loss reserve is adequate to cover the losses inherent in our loan portfolio at February 29, 2012.

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

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,273,410	$4,605,921
RUS guaranteed loans qualifying as permitted investments	171,038	-
Total pledged collateral	$5,444,448	$4,605,921
Collateral trust bonds outstanding	4,850,000	4,050,000

1994 indenture
Distribution system mortgage notes	$1,653,209	$1,740,956
Collateral trust bonds outstanding	1,470,000	1,475,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,671,603	$1,786,777
Notes payable outstanding	1,410,800	1,410,800

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$28,114	$29,857
Cash	7,216	7,664
Total pledged collateral	$35,330	$37,521
Notes payable outstanding	23,487	25,294

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

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,536,659	$3,616,040
Notes payable outstanding	3,150,000	3,150,000

(3)        Foreclosed Assets

At February 29, 2012 and February 28, 2011, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the nine months ended
	February 29, 2012			February 28, 2011
(dollar amounts in thousands)	CAH	DRP	Total	CAH	DRP	Total
Beginning balance	$246,643	$34,168	$280,811	$-	$42,252	$42,252
Results of operations	(59,309)	(40)	(59,349)	(6,314)	(9)	(6,323)
Entity value at transfer	-	-	-	216,401	-	216,401
Cash investments (proceeds)	13,207	(8,800)	4,407	3,140	(3,998)	(858)
Fair value adjustment	-	(2,686)	(2,686)	-	(2,673)	(2,673)
Ending balance	$200,541	$22,642	$223,183	$213,227	$35,572	$248,799

During the quarter ended February 29, 2012, we conducted an assessment of goodwill impairment at CAH due to regional events and market information that became available including the recent closure of a major oil refinery, staff terminations by the local territorial government offices, all resulting in the direct loss of approximately 3,000 jobs, as well as weakening overall economic conditions in the region. In addition, the fiscal year 2012 financial results of CAH’s telecommunications and cable television operations were lower than the projected results used to value the operations during fiscal year 2011. Based on these events, we concluded indicators of potential impairment of goodwill and other assets existed. As such, a recoverability analysis was performed on CAH long-lived assets, including definite-lived intangibles assets, in which the sum of undiscounted cash flows associated with these assets were compared to their carrying values. Furthermore, a valuation analysis was performed on the CAH operating entities to determine the fair value of such entities and compared such fair values were compared to the carrying values to determine if the goodwill balances were impaired.

After taking the above identified items into consideration, management estimated that its forecast of future operating results and cash flows would be lower than previously projected. As a result, we were required to record a goodwill impairment charge of $36 million and other asset impairment charges in the amount of $9 million at CAH for the quarter ended February 29, 2012. In addition to these impairment charges, our reported results of operations of foreclosed assets included a net loss of $14 million for the  nine months ended February 29, 2012,  related to the operations of our CAH subsidiary. Several factors led to the net loss including, among others, CAH’s ability to attract and retain subscribers due to weaker than expected economic conditions which resulted in reductions in revenue; expenses associated with the initiation of modernization efforts related to our network infrastructure and internal systems; and high depreciation expense due to regulatory requirements on the wireline operating entity.

The goodwill and other asset impairment charges are non-cash charges and will not affect our compliance with debt covenants under our existing indentures and credit facility agreements.

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,626,618	$1,471,715
Commercial paper sold directly to members, at par	978,641	1,189,770
Commercial paper sold directly to non-members, at par	64,236	55,160
Total commercial paper	2,669,495	2,716,645
Daily liquidity fund notes sold directly to members	435,998	308,725
Bank bid notes	295,000	295,000
Subtotal short-term debt	3,400,493	3,320,370

Long-term debt maturing within one year:
Medium-term notes sold through dealers	1,233,877	1,986,891
Medium-term notes sold to members	402,875	266,067
Secured collateral trust bonds	254,930	5,000
Member subordinated certificates	15,090	12,440
Secured notes payable	497,506	247,507
Unsecured notes payable	4,647	4,649
Total long-term debt maturing within one year	2,408,925	2,522,554
Total short-term debt	$5,809,418	$5,842,924

Revolving Credit Agreements
At February 29, 2012 and May 31, 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 29, 2012, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	February 29, 2012	May 31, 2011	February 29, 2012	May 31, 2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	877,430	-	7,445	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,837,305	$3,544,526	$7,445	$14,474
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

		Actual
	Requirement	February 29, 2012	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.20	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.35	6.26
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

At February 29, 2012 and May 31, 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,429,752	$1,298,412
Medium-term notes sold to members	106,914	105,894
Subtotal	1,536,666	1,404,306
Unamortized discount	(976)	(990)
Total unsecured medium-term notes	1,535,690	1,403,316

Unsecured notes payable	3,190,982	3,194,390
Unamortized discount	(1,134)	(1,279)
Total unsecured notes payable	3,189,848	3,193,111
Total unsecured long-term debt	4,725,538	4,596,427

Secured long-term debt:
Collateral trust bonds	6,065,000	5,520,000
Unamortized discount	(12,961)	(11,765)
Total secured collateral trust bonds	6,052,039	5,508,235
Secured notes payable	936,781	1,188,587
Total secured long-term debt	6,988,820	6,696,822
Total long-term debt	$11,714,358	$11,293,249

In February 2012, we issued $400 million of 1.00 percent collateral trust bonds due 2015 and $400 million of 3.05 percent collateral trust bonds due 2022.

At February 29, 2012 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. In the aggregate at February 29, 2012, we had up to $849 million available under committed loan facilities from the Federal Financing Bank as part of this program. At February 29, 2012 and May 31, 2011, we had up to $350 million available for advance through October 15, 2013 under a $500 million committed loan facility from the Federal Financing Bank. In December 2011, we closed an additional $499 million committed loan facility from the Federal Financing Bank that is available for advance through October 15, 2014 and for which CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances under both available facilities may have a maturity date of up to 20 years from the date of the advance and the spread we pay over the applicable treasury rate is locked in under this program. Subsequent to February 29, 2012, we borrowed $169 million under our $499 million committed loan facility at a weighted average interest rate of 3.005 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years.

At February 29, 2012 and May 31, 2011, we had a total of $1,411 million of secured notes payable to the Federal Agricultural Mortgage Corporation, of which $496 million and $246 million, respectively, is scheduled to mature in the next 12 months and is thus presented as short-term debt. Under the terms of our March 2011 note purchase agreement with the Federal Agricultural Mortgage Corporation, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(7)         Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. The following table shows the notional amounts outstanding for our interest rate swaps by type:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Pay fixed-receive variable	$5,215,544	$5,638,123
Pay variable-receive fixed	4,651,440	5,301,440
Total interest rate swaps	$9,866,984	$10,939,563

The derivative (losses) gains line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income and net cash settlements are recorded in interest expense. At February 29, 2012 and May 31, 2011, we did not have any derivative instruments that were accounted for using hedge accounting. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Derivative cash settlements (1)	$531	$(850)	$(283)	$(5,685)
Derivative forward value	(26,094)	54,198	(184,604)	28,090
Derivative (losses) gains	$(25,563)	$53,348	$(184,887)	$22,405
(1) The nine months ended February 28, 2011 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At February 29, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 29, 2012, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At February 29, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(230)	$-	$(230)
fall below Baa1/BBB+ (1)	7,107,125	(239,161)	57,733	(181,428)
Total	$7,110,125	$(239,391)	$57,733	$(181,658)
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

In addition to the rating triggers listed above, at February 29, 2012 we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 29, 2012 was $252 million.

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

(9)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Total by type:
Long-term tax-exempt bonds	$573,870	$599,935
Indemnifications of tax benefit transfers	53,507	59,895
Letters of credit	405,310	327,201
Other guarantees	117,122	117,957
Total	$1,149,809	$1,104,988

Total by member class:
CFC:
Distribution	$222,141	$217,099
Power supply	853,811	817,618
Statewide and associate	8,014	20,807
CFC total	1,083,966	1,055,524
RTFC	1,026	821
NCSC	64,817	48,643
Total	$1,149,809	$1,104,988

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At February 29, 2012, our maximum potential exposure for the $75 million of fixed-rate tax-exempt bonds is $127 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $499 million and $524 million as of February 29, 2012 and May 31, 2011, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default would allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. Additionally, letters of credit totaling $7 million at February 29, 2012 have a term of one year and automatically extend for a period of one year unless we cancel the agreement within 120 days of maturity (in which case, the beneficiary may draw on the letter of credit). The amounts shown in the table above represent our maximum potential exposure, of which $153 million is secured at February 29, 2012. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $34 million of letters of credit would be reduced to $10 million in the event of default. At February 29, 2012, and May 31, 2011, the letters of credit include $125 million and $48 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. We are unable to determine the maximum amount of interest that we could be required to pay related to these adjustable and floating-rate bonds. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letters of credit facilities in place at February 29, 2012, we may be required to issue up to an additional $793 million in letters of credit to third parties for the benefit of our members. Of this amount, $620 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of the borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 2, Loans and Commitments. Master letters of credit facilities subject to material adverse change clauses at the time of issuance totaled $484 million at February 29, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letters of credit facilities of $309 million may be advanced as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $118 million, all of which is unsecured.

At February 29, 2012 and May 31, 2011, we had $369 million and $280 million of guarantees representing 32 percent and 25 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At February 29, 2012 and May 31, 2011, we recorded a guarantee liability of $27 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at February 29, 2012 and May 31, 2011 was $7 million and $6 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $20 million and $16 million at February 29, 2012 and May 31, 2011, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

	As of and for the three months ended		As of and for the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Beginning balance	$24,093	$22,609	$22,217	$22,984
Net change in non-contingent liability	1,693	323	3,641	330
Provision for (recovery of) guarantee liability	1,576	24	1,504	(358)
Ending balance	$27,362	$22,956	$27,362	$22,956

Liability as a percentage of total guarantees	2.38%	2.03%	2.38%	2.03%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at February 29, 2012 and May 31, 2011 consisted of investments in common stock, derivative instruments, foreclosed assets and collateral-dependent non-performing loans.

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

At February 29, 2012 and May 31, 2011, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	February 29, 2012		May 31, 2011
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$301,629	$-	$343,760
Derivative liabilities	-	620,392	-	477,433
Investments in common stock	1,143	-	1,023	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At February 29, 2012 and May 31, 2011, we measured foreclosed assets and certain collateral-dependent non-performing loans at fair value as described below.

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

Assets measured at fair value on a non-recurring basis at February 29, 2012 and May 31, 2011 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at February 29, 2012 and May 31, 2011 and the total losses for the three and nine months ended February 29, 2012 and February 28, 2011.

			Total losses for the three months ended		Total losses for the nine months ended
	Level 3 Fair Value
(dollar amounts in thousands)	February 29, 2012	May 31, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Foreclosed assets, net	$16,449	$280,811	$(597)	$(818)	$(2,686)	$(2,673)
Non-performing loans,
net of specific reserves	19,238	10,509	-	(1,014)	(1,863)	-

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	February 29, 2012		May 31, 2011
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$381,394	$381,394	$293,615	$293,615
Restricted cash	1,083,466	1,083,466	7,690	7,690
Investments in equity securities	58,721	58,721	58,601	58,601
Loans to members, net	18,469,264	20,001,198	19,169,620	19,804,116
Debt service reserve funds	39,803	39,803	45,662	45,662
Interest rate exchange agreements	301,629	301,629	343,760	343,760

Liabilities:
Short-term debt	5,809,418	5,816,971	5,842,924	5,923,611
Long-term debt	11,714,358	13,384,763	11,293,249	12,700,219
Guarantee liability	27,362	30,291	22,217	25,264
Interest rate exchange agreements	620,392	620,392	477,433	477,433
Subordinated deferrable debt	186,440	189,172	186,440	188,399
Members’ subordinated certificates	1,741,320	1,900,141	1,801,212	1,961,005

Off-balance sheet instruments:
Commitments	-	-	-	-

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

The estimated market values have not been updated since February 29, 2012; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at February 29, 2012 and May 31, 2011.

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

(12)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the nine months ended February 29, 2012 and February 28, 2011 and condensed consolidated balance sheets at February 29, 2012 and February 28, 2011.

	For the nine months ended February 29, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$709,342	$51,581	$(37,900)	$723,023
Interest expense	(585,846)	(39,075)	37,903	(587,018)
Net interest income	123,496	12,506	3	136,005

Recovery of loan losses	11,862	-	-	11,862
Net interest income after recovery of loan losses	135,358	12,506	3	147,867

Non-interest income:
Fee and other income	13,660	824	(1,059)	13,425
Derivative losses	(173,361)	(11,526)	-	(184,887)
Results of operations from foreclosed assets	(59,349)	-	-	(59,349)
Total non-interest income	(219,050)	(10,702)	(1,059)	(230,811)

Non-interest expense:
General and administrative expenses	(43,638)	(6,609)	572	(49,675)
Provision for guarantee liability	(1,504)	-	-	(1,504)
Fair value adjustment on foreclosed assets	(2,686)	-	-	(2,686)
Loss on early extinguishment of debt	(15,525)	-	-	(15,525)
Other	(991)	(484)	484	(991)
Total non-interest expense	(64,344)	(7,093)	1,056	(70,381)

Loss prior to income taxes	(148,036)	(5,289)	-	(153,325)
Income tax benefit	-	2,110	-	2,110
Net loss	$(148,036)	$(3,179)	$-	$(151,215)

Assets:
Total loans outstanding	$18,579,726	$1,164,535	$(1,133,037)	$18,611,224
Deferred origination costs	7,514	-	-	7,514
Less: Allowance for loan losses	(149,474)	-	-	(149,474)
Loans to members, net	18,437,766	1,164,535	(1,133,037)	18,469,264
Other assets	2,432,025	161,992	(130,903)	2,463,114
Total assets	$20,869,791	$1,326,527	$(1,263,940)	$20,932,378

	For the nine months ended February 28, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$739,273	$62,667	$(46,067)	$755,873
Interest expense	(636,941)	(47,432)	46,127	(638,246)
Net interest income	102,332	15,235	60	117,627

Recovery of loan losses	42,884	31	-	42,915
Net interest income after recovery of loan losses	145,216	15,266	60	160,542

Non-interest income:
Fee and other income	20,314	983	(2,201)	19,096
Derivative gains (losses) gains	26,295	(3,922)	32	22,405
Results of operations from foreclosed assets	(6,323)	-	-	(6,323)
Total non-interest income	40,286	(2,939)	(2,169)	35,178

Non-interest expense:
General and administrative expenses	(48,807)	(7,118)	1,281	(54,644)
Recovery of guarantee liability	358	-	-	358
Fair value adjustment on foreclosed assets	(2,673)	-	-	(2,673)
Loss on early extinguishment of debt	(3,928)	-	-	(3,928)
Other	(864)	(835)	828	(871)
Total non-interest expense	(55,914)	(7,953)	2,109	(61,758)

Income prior to income taxes	129,588	4,374	-	133,962
Income tax expense	-	(1,983)	-	(1,983)
Net income	$129,588	$2,391	$-	$131,979

Assets:
Total loans outstanding	$19,141,948	$1,464,933	$(1,080,597)	$19,526,284
Deferred origination costs	5,885	-	-	5,885
Less: Allowance for loan losses	(222,222)	(2)	-	(222,224)
Loans to members, net	18,925,611	1,464,931	(1,080,597)	19,309,945
Other assets	1,422,228	243,302	(212,820)	1,452,710
Total assets	$20,347,839	$1,708,233	$(1,293,417)	$20,762,655

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended February 29, 2012 and February 28, 2011.

	For the three months ended February 29, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$234,148	$15,128	$(11,258)	$238,018
Interest expense	(189,835)	(11,716)	11,257	(190,294)
Net interest income	44,313	3,412	(1)	47,724

Provision for loan losses	(263)	-	-	(263)
Net interest income after provision for loan losses	44,050	3,412	(1)	47,461

Non-interest income:
Fee and other income	4,514	393	(191)	4,716
Derivative losses	(23,890)	(1,673)	-	(25,563)
Results of operations from foreclosed assets	(44,972)	-	-	(44,972)
Total non-interest income	(64,348)	(1,280)	(191)	(65,819)

Non-interest expense:
General and administrative expenses	(14,596)	(2,190)	192	(16,594)
Provision for guarantee liability	(1,576)	-	-	(1,576)
Fair value adjustment on foreclosed assets	(597)	-	-	(597)
Other	(176)	-	-	(176)
Total non-interest expense	(16,945)	(2,190)	192	(18,943)

Loss prior to income taxes	(37,243)	(58)	-	(37,301)
Income tax benefit	-	2	-	2
Net loss	$(37,243)	$(56)	$-	$(37,299)

	For the three months ended February 28, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$248,280	$21,059	$(15,037)	$254,302
Interest expense	(205,955)	(15,435)	15,057)	(206,333)
Net interest income	42,325	5,624	20	47,969

Recovery of loan losses	3,374	-	-	3,374
Net interest income after recovery of loan losses	45,699	5,624	20	51,343

Non-interest income:
Fee and other income	4,369	272	(681)	3,960
Derivative gains	49,693	3,644	11	53,348
Results of operations of foreclosed assets	(4,854)	-	-	(4,854)
Total non-interest income	49,208	3,916	(670)	52,454

Non-interest expense:
General and administrative expenses	(14,085)	(2,161)	176	(16,070)
Provision for guarantee liability	(24)	-	-	(24)
Fair value adjustment of foreclosed assets	(818)	-	-	(818)
Other	(643)	(475)	474	(644)
Total non-interest expense	(15,570)	(2,636)	650	(17,556)

Income prior to income taxes	79,337	6,904	-	86,241
Income tax expense	-	(2,589)	-	(2,589)
Net income	$79,337	$4,315	$-	$83,652

(13)          Subsequent Events

On March 1, 2012, we paid down $1 billion of medium-term notes scheduled to mature on that date with restricted cash on hand at February 29, 2012. Additionally, on March 1, 2012, $1 billion of interest rate swaps matured under which we receive a fixed rate and pay a variable rate. At February 29, 2012, there was a favorable spread of approximately 530 basis points between the rate we received and the rate we paid on these swaps.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our financial condition and results of operations and as such should be read in conjunction with the condensed consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, including Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2011.

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

Lending Activity
Loans outstanding at February 29, 2012 decreased by $713 million from the prior fiscal year end. There was an increase of $297 million during the third quarter, which partially offset the $1,010 million decrease in loans during the first six months of fiscal year 2012. The $713 million decrease in loans outstanding during the nine months ended February 29, 2012 was largely due to the $520 million decrease in CFC power supply loans driven primarily by the repayment of bridge loans with RUS funding or member capital market issuances. There was also the maturity of a $200 million loan to a RTFC borrower during the nine months ended February 29, 2012 which was the primary contributor to the $279 million decrease in RTFC loans outstanding.

During the nine months ended February 29, 2012, $1,337 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $1,073 million selected a new long-term fixed rate; $170 million selected the long-term variable rate; $32 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $62 million were prepaid in full.

Funding Activity
During the nine months ended February 29, 2012, total debt outstanding increased $328 million. The increase was primarily due to the $1,164 million increase in cash and restricted cash balances offset by the $713 million reduction to the balance of loans outstanding. The increase in the cash balances at February 29, 2012 was due to the prefunding of the $1 billion medium-term note scheduled to mature on March 1, 2012. As a result of the $713 million decrease in loans outstanding, our funding requirements during the nine months ended February 29, 2012 were primarily related to the early redemption of $500 million of medium-term notes scheduled to mature on March 1, 2012 and prefunding the remaining $1 billion of medium-term notes scheduled to mature on that date. We met these funding needs primarily with scheduled loan repayments and with the issuance of collateral trust bonds in February 2012 totaling $800 million. During the nine months ended February 29, 2012, we reduced the utilization of medium-term notes in our overall funding mix resulting in a lower average balance of medium-term notes outstanding of 18 percent of total average debt volume, compared with 21 percent of total average debt volume for the prior-year period. We refinanced maturing commercial paper as needed and slightly increased commercial paper, daily liquidity fund and bank bid notes as a percentage of total average debt volume to 16 percent compared with 15 percent for the prior-year period.

In October 2011, we terminated two of our syndicated revolving credit agreements prior to their maturities and replaced them with two new facilities. The refinancing resulted in a $714 million decrease to the total commitment under revolving lines of credit that total $2,845 million at February 29, 2012. The fees on the new agreements are lower resulting in savings to us. Additionally, the maturity dates of the two new commitments are October 2015 and 2016 compared with maturity dates of March 2012 and 2013 under the old commitments. The reduction in the total commitment under the facilities also reduces the total amount of commercial paper that we may issue.

Financial Results
For the nine months ended February 29, 2012 and February 28, 2011, we reported a net loss of $151 million and net income of $132 million, respectively, and TIER was below 1.00 and was 1.21, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for covenant compliance. For the nine months ended February 29, 2012 and February 28, 2011, adjusted net income was $33 million and $104 million, respectively, and adjusted TIER was 1.06 and 1.16, respectively.

Our interest income decreased by $33 million or 4 percent for the nine months ended February 29, 2012 as compared to the prior-year period. The decrease to interest income was due to a lower average rate earned on the loan portfolio and a 4 percent decrease in the average loans outstanding. There was a decrease to interest income earned in each loan program, except for restructured loans. The increase to the interest income recognized on restructured loans was due to placing a $420 million restructured loan on accrual status on October 1, 2011. There was a decrease to the average balance outstanding in every loan program except for the long-term fixed rate program. However, the 2 percent increase in the average balance of long-term fixed rate loans was not sufficient to offset the 22 bps decrease to the average yield earned on fixed rate loans. Long-term fixed rate loans have a higher average rate than long-term variable and line of credit loans and represented 88 percent of the total average loan balance for the nine months ended February 29, 2012 as compared to 84 percent for the prior-year period.

Our adjusted interest expense for the nine months ended February 29, 2012 declined by $57 million as compared with the prior-year period. Our adjusted interest expense averaged approximately $65 million per month, a decrease of approximately $7 million, or 10 percent, from an approximate average of $72 million per month for the prior-year period. The factors contributing to this decrease to adjusted interest expense include (i) the refinancing of maturing debt completed in the prior year, (ii) a decrease in the utilization of medium-term notes in our overall funding mix and (iii) a decrease in the total average debt balance outstanding. Adjusted interest expense decreased $41 million compared to the prior-year period including the $16 million loss recorded in August and October 2011 related to premium costs paid for the early redemption of $500 million of 7.25 percent medium-term notes during the nine months ended February 29, 2012.

During the quarter ended February 29, 2012, we recorded impairment charges for goodwill and other assets related to our Caribbean Asset Holdings LLC (“CAH”) subsidiary totaling $45 million. CAH holds our investment in cable and telecommunications operating entities in the United States Virgin Islands, British Virgin Islands and St. Maarten. In addition to the impairment charges, the results of operations of foreclosed assets included a net loss of $14 million related to the operations of CAH for the nine months ended February 29, 2012, compared to a net loss of $6 million, for the prior-year period. CAH took control of a non-performing borrowers’ operating entities in the United States Virgin Islands on October 1, 2010 and operating entities in the British Virgin Islands and St. Maarten on March 1, 2011. The results of operations and goodwill and other asset impairment charges for CAH are excluded from our financial results used to calculate our compliance with debt covenants under our existing indentures and credit facility agreements.

At February 29, 2012, our debt-to-equity ratio increased to 41.84 -to-1 compared with 28.92-to-1 at May 31, 2011. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.42 -to-1 at February 29, 2012 compared with 6.09-to-1 at May 31, 2011 primarily due to a higher debt balance at February 29, 2012 resulting from prefunding $1 billion of medium-term notes that matured on March 1, 2012. Excluding the $1 billion of medium-term notes and accrued interest paid down on March 1, 2012 with restricted cash on hand at February 29, 2012, the adjusted debt to equity ratio was 6.03 –to-1.

Outlook for the Next 12 Months
We expect the amount of new long-term loan advances over the next 12 months to approximate scheduled long-term loan repayments. As a result of a fairly stable loan portfolio, we do not anticipate significant changes to our interest income over the next 12 months. We do expect there to be a continued slight decrease to our adjusted interest expense over the next 12 months due to the refunding actions taken over the past year, including the refinancing of the $1 billion of 7.25 percent medium-term notes on March 1, 2012 primarily with the proceeds of an $800 million collateral trust bond issuance at an average fixed rate of 2.03 percent completed in February 2012. We expect the benefit from the maturity of the $1 billion of medium-term notes on March 1, 2012 to be significantly reduced by the maturity of $1 billion of interest rate swaps under which we received a fixed rate and paid a variable rate. At February 29, 2012, there was a favorable spread of approximately 530 basis points between the rate we received and the rate we paid on the $1 billion of interest rate swaps that matured on March 1, 2012.

In addition to the $1 billion of medium-term notes that matured on March 1, 2012, we have an additional $1,409 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At February 29, 2012, we had up to $849 million available under committed loan facilities from the Federal Financing Bank, $2,837 million available under committed revolving lines of credit and, subject to market conditions, up to $2,489 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can rollover the $3,400 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months as of February 29, 2012 as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

As mentioned earlier, the adjusted debt to equity ratio was 6.03 -to-1 at February 29, 2012 excluding the $1 billion of medium-term notes and accrued interest paid down on March 1, 2012 with restricted cash on hand. We expect to be able to maintain the adjusted debt to equity ratio at or below our target of 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three and nine months ended February 29, 2012 and February 28, 2011.

	For the three months ended			For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	Change	February 29, 2012	February 28, 2011	Change
Interest income	$238,018	$254,302	$(16,284)	$723,023	$755,873	$(32,850)
Interest expense	(190,294)	(206,333)	16,039	(587,018)	(638,246)	51,228
Net interest income	47,724	47,969	(245)	136,005	117,627	18,378
(Provision for) recovery of loan losses	(263)	3,374	(3,637)	11,862	42,915	(31,053)
Net interest income after recovery of
loan losses	47,461	51,343	(3,882)	147,867	160,542	(12,675)

Non-interest income:
Fee and other income	4,716	3,960	756	13,425	19,096	(5,671)
Derivative (losses) gains	(25,563)	53,348	(78,911)	(184,887)	22,405	(207,292)
Results of operations from foreclosed assets	(44,972)	(4,854)	(40,118)	(59,349)	(6,323)	(53,026)
Total non-interest income	(65,819)	52,454	(118,273)	(230,811)	35,178	(265,989)

Non-interest expense:
Salaries and employee benefits	(10,959)	(9,700)	(1,259)	(31,191)	(32,420)	1,229
Other general and administrative expenses	(5,635)	(6,370)	735	(18,484)	(22,224)	3,740
(Provision for) recovery of guarantee liability	(1,576)	(24)	(1,552)	(1,504)	358	(1,862)
Fair value adjustment on foreclosed assets	(597)	(818)	221	(2,686)	(2,673)	(13)
Loss on early extinguishment of debt	-	-	-	(15,525)	(3,928)	(11,597)
Other	(176)	(644)	468	(991)	(871)	(120)
Total non-interest expense	(18,943)	(17,556)	(1,387)	(70,381)	(61,758)	(8,623)

(Loss) income prior to income taxes	(37,301)	86,241	(123,542)	(153,325)	133,962	(287,287)

Income tax benefit (expense)	2	(2,589)	2,591	2,110	(1,983)	4,093
Net (loss) income	(37,299)	83,652	(120,951)	(151,215)	131,979	(283,194)
Less: Net loss (income) attributable to
noncontrolling interest	56	(4,315)	4,371	3,179	(2,391)	5,570
Net (loss) income attributable to CFC	$(37,243)	$79,337	$(116,580)	$(148,036)	$129,588	$(277,624)

TIER (1)	-	1.41		-	1.21
Adjusted TIER (2)	-	1.14		1.06	1.16
(1) For the three and nine months ended February 29, 2012, we reported net losses of $37 million and $151 million, respectively, and, therefore, the TIER calculation for these periods result in a value below 1.00.
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
	Average balances and interest rates – Assets

	For the three months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Average volume		Interest income		Average rate
Long-term fixed-rate loans	$16,359,852	$16,649,073	$216,948	$227,118	5.33%	5.53%
Long-term variable-rate loans	628,898	958,174	5,197	12,041	3.32	5.10
Line of credit loans	1,046,042	1,398,706	7,243	11,154	2.78	3.23
Restructured loans	458,495	483,792	5,761	696	5.05	0.58
Non-performing loans	42,525	101,426	-	149	-	0.60
Total	18,535,812	19,591,171	235,149	251,158	5.10	5.20
Investments	606,773	316,417	1,305	967	0.87	1.24
Fee income (1)	-	-	1,564	2,177	-	-
Total	$19,142,585	$19,907,588	$238,018	$254,302	5.00	5.18

	Average balances and interest rates – Assets

	For the nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Average volume		Interest income		Average rate
Long-term fixed-rate loans	$16,435,218	$16,163,100	$662,135	$676,484	5.38%	5.60%
Long-term variable-rate loans	626,620	923,720	18,104	34,642	3.86	5.01
Line of credit loans	1,083,255	1,441,282	23,607	33,477	2.91	3.11
Restructured loans	463,434	491,193	10,537	2,096	3.04	0.57
Non-performing loans	39,398	315,184	-	149	-	0.06
Total	18,647,925	19,334,479	714,383	746,848	5.12	5.16
Investments	466,685	367,460	3,086	3,001	0.88	1.09
Fee income (1)	-	-	5,554	6,024	-	-
Total	$19,114,610	$19,701,939	$723,023	$755,873	5.05	5.13
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	For the three months ended February 29, 2012 vs. February 28, 2011			For the nine months ended February 29, 2012 vs. February 28, 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$(2,082)	$(8,088)	$(10,170)	$12,022	$(26,371)	$(14,349)
Long-term variable-rate loans	(4,072)	(2,772)	(6,844)	(11,120)	(5,418)	(16,538)
Line of credit loans	(2,743)	(1,168)	(3,911)	(8,293)	(1,577)	(9,870)
Restructured loans	(31)	5,096	5,065	(117)	8,558	8,441
Non-performing loans	(86)	(63)	(149)	(130)	(19)	(149)
Total interest income on loans	(9,014)	(6,995)	(16,009)	(7,638)	(24,827)	(32,465)
Investments	903	(565)	338	814	(729)	85
Fee income	-	(613)	(613)	-	(470)	(470)
Total interest income	$(8,111)	$(8,173)	$(16,284)	$(6,824)	$(26,026)	$(32,850)
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

During the three months ended February 29, 2012, interest income decreased by 6 percent compared with the prior-year period primarily due to both a 5 percent decrease in average loan balances and a 10 basis point decrease in the average rate on loans. During the nine months ended February 29, 2012, interest income decreased by 4 percent compared with the prior-year period, primarily due to a 4 basis point decrease in the average rate on loans, as well as a 4 percent reduction in average loans outstanding. The lower average rate on loans during the three and nine months ended February 29, 2012 was driven by reductions to interest rates for fixed and variable-rate loans, partly offset by an increased percentage of fixed-rate loans outstanding which have a higher average rate. When you exclude the decline to the average balance of non-performing loans resulting from the completion of the transfer of control of operating entities of a non-performing borrower in October 2010, the average balance of loans that are performing decreased 2 percent for the nine months ended February 29, 2012. The decrease in average loan balances for the three and nine months ended February 29, 2012 is primarily due to the decrease in power supply loans due to the repayment of bridge loans with proceeds of RUS long-term loans and the maturity of a $200 million RTFC loan during the nine months ended February 29, 2012.

While the total average loan balance for the nine months ended February 29, 2012 decreased, long-term fixed rate loan advances to CFC and NCSC borrowers to refinance debt from other lenders resulted in an increase to the average balance of long-term fixed-rate loans outstanding for the period. During the same time period, we have also seen large reductions to the average balance of the long-term variable rate and line of credit loan portfolios due to loan sales and repayments of bridge loans. As a result, there has been a shift in the composition of the loan portfolio to a higher concentration of fixed-rate loans. The average balance of long-term fixed-rate loans for the three months ended February 29, 2012 represented 88 percent of the total average loan balance as compared to 85 percent for the prior-year period. The average balance of long-term fixed-rate loans for the nine months ended February 29, 2012 represented 88 percent of the total average loan balance as compared to 84 percent for the prior-year period.

As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. As benchmark treasury rates and spreads tightened over the past 12 months, we lowered the long-term fixed rates we offered on our new loans. The average long-term fixed interest rates we offered on electric loans for the three and nine months ended February 29, 2012 decreased 153 basis points and 85 basis points, respectively, compared with the prior-year periods. Additionally, the significant amount of loans refinanced from other lenders during fiscal year 2011 have a shorter term as the borrowers generally selected a term consistent with the remaining term of their existing loan. As a result, the new fixed-rate loans were generally advanced at a rate that was lower than the weighted-average rate on the long-term fixed-rate loan portfolio at February 28, 2011. Thus, we have seen reductions of 20 basis points and 22 basis points in the weighted-average rate on our long-term fixed-rate loan portfolio during the three and nine months ended February 29, 2012, respectively, compared with the prior-year periods.

On September 1, 2011, we reduced rates on long-term variable and line of credit loans by 175 basis points and 105 basis points, respectively, resulting in a decrease in the average rate for these loans for the three and nine months ended February 29, 2012. The combination of the lower interest rates and the lower average loan balances contributed to large decreases to interest earned on long-term variable rate and line of credit loans.

On October 1, 2011, we placed a $420 million restructured loan on accrual status. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. The loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. Placing this loan on accrual status caused an increase of $5 million and $8 million to interest income and, therefore, a higher average rate on restructured loans for both the three and nine months ended February 29, 2012, respectively, as compared to the prior-year periods.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year periods. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Electric	$280	$5,827	$7,641	$17,928
Telecommunications	164	-	322	7,404
Total	$444	$5,827	$7,963	$25,332

The decrease in interest foregone for telecommunications loans on non-accrual status was due to the reduction of non-accrual loans to Innovative Communication Corporation (“ICC”) as a result of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011. The decrease in interest foregone for electric loans on non-accrual status is the result of moving a $420 million restructured loan to accrual status on October 1, 2011. During the three and nine months ended February 28, 2011, the decrease to interest income from holding this borrower’s loans on non-accrual status was fully offset by the reduction to the calculated impairment due to applying all payments received against the principal balance. The reduction to the calculated impairment resulted in the recognition of income from the recovery of the loan loss allowance.

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

	Average balances and interest rates – Liabilities

	For the three months ended,
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid notes (1) (2)	$3,206,209	$2,917,994	$(1,298)	$(2,574)	(0.16)%	(0.36)%
Medium-term notes (1)	3,115,418	3,677,125	(44,954)	(57,290)	(5.80)	(6.32)
Collateral trust bonds (1)	5,777,687	5,261,149	(78,587)	(75,223)	(5.47)	(5.80)
Subordinated deferrable debt (1)	180,970	195,061	(2,806)	(2,806)	(6.24)	(5.83)
Subordinated certificates (1)	1,700,173	1,812,654	(20,052)	(20,547)	(4.74)	(4.60)
Long-term notes payable (1)	4,560,336	4,775,007	(38,024)	(42,411)	(3.35)	(3.60)
Total	18,540,793	18,638,990	(185,721)	(200,851)	(4.03)	(4.37)
Debt issuance costs (3)	-	-	(2,128)	(2,604)	-	-
Fee expense (4)	-	-	(2,445)	(2,878)	-	-
Total	$18,540,793	$18,638,990	$(190,294)	$(206,333)	(4.13)	(4.49)

Derivative cash settlements (5)	$9,979,399	$11,149,986	$531	$(850)	0.02%	(0.03)%
Adjusted interest expense (6)	18,540,793	18,638,990	(189,763)	(207,183)	(4.12)	(4.51)

	Average balances and interest rates – Liabilities

	For the nine months ended,
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Commercial paper and bank bid notes (1) (2)	$2,937,871	$2,713,693	$(4,458)	$(6,583)	(0.20)%	(0.32)%
Medium-term notes (1)	3,333,395	3,947,526	(146,528)	(181,490)	(5.87)	(6.15)
Collateral trust bonds (1)	5,617,787	5,154,968	(233,205)	(229,019)	(5.55)	(5.94)
Subordinated deferrable debt (1)	180,956	226,368	(8,419)	(10,552)	(6.21)	(6.23)
Subordinated certificates (1)	1,731,122	1,778,006	(58,428)	(61,071)	(4.51)	(4.59)
Long-term notes payable (1)	4,505,575	4,692,153	(116,922)	(134,035)	(3.47)	(3.82)
Total	18,306,706	18,512,714	(567,960)	(622,750)	(4.14)	(4.50)
Debt issuance costs (3)	-	-	(9,633)	(7,722)	-	-
Fee expense (4)	-	-	(9,425)	(7,774)	-	-
Total	$18,306,706	$18,512,714	$(587,018)	$(638,246)	(4.28)	(4.61)

Derivative cash settlements (5)	$10,499,375	$11,218,341	$(283)	$(5,685)	(0.01)%	(0.07)%
Adjusted interest expense (6)	18,306,706	18,512,714	(587,301)	(643,931)	(4.29)	(4.65)

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

	Analysis of changes in interest expense

	For the three months ended February 29, 2012 vs. February 28, 2011			For the nine months ended February 29, 2012 vs. February 28, 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$(278)	$1,554	$1,276	$(551)	$2,676	$2,125
Medium-term notes	8,346	3,990	12,336	28,094	6,868	34,962
Collateral trust bonds	(8,075)	4,711	(3,364)	(20,791)	16,605	(4,186)
Subordinated deferrable debt	181	(181)	-	2,109	24	2,133
Subordinated certificates	1,114	(619)	495	1,556	1,087	2,643
Long-term notes payable	1,569	2,818	4,387	5,211	11,902	17,113
Total interest expense on debt	2,857	12,273	15,130	15,628	39,162	54,790
Debt issuance costs	-	476	476	-	(1,911)	(1,911)
Fee expense	-	433	433	-	(1,651)	(1,651)
Total interest expense	$2,857	$13,182	$16,039	$15,628	$35,600	$51,228

Derivative cash settlements (4)	$83	$1,298	$1,381	$359	$5,043	$5,402
Adjusted interest expense (5)	2,940	14,480	17,420	15,987	40,643	56,630
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

During the three and nine months ended February 29, 2012, interest expense decreased by 8 percent compared to the same prior-year periods primarily due to a lower average cost on our debt outstanding and, to a lesser extent, to a 1 percent lower average balance of debt outstanding. For the three and nine months ended February 29, 2012, our average cost of debt outstanding decreased by 36 basis points and 33 basis points, respectively, compared to the same prior-year periods. In November 2010, we issued collateral trust bonds at an average interest rate of 1.54 percent in order to refinance maturing collateral trust bonds with a fixed rate of 4.375 percent and to redeem subordinated deferrable debt with a fixed rate of 6.75 percent. In addition, the rate on $750 million of long-term notes payable was reset in January 2011 at an average effective rate of 1.73 percent compared with the previous average effective rate of 5.20 percent. Both of these items continue to contribute to a decrease in our interest expense in fiscal year 2012.

For the three and nine months ended February 29, 2012, the change in the funding mix of debt outstanding compared to the prior-year periods resulted in a decrease to interest expense which is reflected in the volume column in the table above. In August 2011 and October 2011, we redeemed a total of $500 million of 7.25 percent medium-term notes due March 1, 2012. As a result of these early redemptions, we have decreased the utilization of medium-term notes in our total funding mix for the three and nine months ended February 29, 2012 to 17 percent and 18 percent, respectively, from 20 percent and 21 percent for the prior-year periods, respectively. The decrease in medium-term notes was offset by an increase in the average balance of collateral trust bonds and commercial paper during the three and nine months ended February 29, 2012. For the three and nine months ended February 29, 2012, both the average cost of collateral trust bonds of 5.47 percent and 5.55 percent, respectively, and the average cost of commercial paper of 0.16 percent and 0.20 percent, respectively, are lower as compared to the medium-term notes average cost of 5.80 percent and 5.87 percent, respectively.

The adjusted interest expense, which includes all derivative cash settlements, was $190 million and $587 million for the three and nine months ended February 29, 2012, compared with $207 million and $644 million for the three and nine months ended February 28, 2011, respectively. The adjusted interest expense was lower during the three and nine months ended February 29, 2012 due to the lower interest expense noted above combined with a decrease in the derivative cash settlements expense discussed further below. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Interest income (expense)		Average rate (cost)
Total interest income	$238,018	$254,302	5.00%	5.18%
Total interest expense	(190,294)	(206,333)	(4.13)	(4.49)
Net interest income/Net yield	$47,724	$47,969	0.87%	0.69%
Derivative cash settlements	531	(850)	0.02	(0.03)
Adjusted net interest income/Adjusted net yield (1)	$48,255	$47,119	0.88	0.67

	Average interest rates – Assets and Liabilities

	For the nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
(dollar amounts in thousands)	Interest income (expense)		Average rate (cost)
Total interest income	$723,023	$755,873	5.05%	5.13%
Total interest expense	(587,018)	(638,246)	(4.28)	(4.61)
Net interest income/Net yield	$136,005	$117,627	0.77%	0.52%
Derivative cash settlements	(283)	(5,685)	(0.01)	(0.07)
Adjusted net interest income/Adjusted net yield (1)	$135,722	$111,942	0.76	0.48
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended February 29, 2012 vs. February 28, 2011			For the nine months ended February 29, 2012 vs. February 28, 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Decrease) increase in net interest income	$(5,254)	$5,009	$(245)	$8,804	$9,574	$18,378
Increase in adjusted net interest income	(5,171)	6,307	1,136	9,163	14,617	23,780
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

Net interest income for the nine months ended February 29, 2012 increased 16 percent compared to the prior-year period while the net interest income for the three months ended February 29, 2012 remained flat compared to the prior-year period. The increase to the net interest income for the nine months ended February 29, 2012 was primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt and the scheduled reset of interest rates on term debt during the final three quarters of fiscal year 2011. We also decreased the utilization of medium-term notes in our overall funding mix compared with the prior-year periods and maintained a higher average balance of collateral trust bonds and commercial paper during the three and nine months ended February 29, 2012 which have a lower weighted-average cost. Interest income for the three and nine months ended February 29, 2012 decreased 6 percent and 4 percent, respectively, compared with the prior-year periods due to a large amount of fixed-rate loan advances at rates that were lower than the weighted-average rate on the long-term fixed-rate loan portfolio at February 28, 2011 and a reduction in variable interest rates. The decrease in interest income was partly offset by placing a $420 million restructured loan on accrual status on October 1, 2011. During the three months ended February 29, 2012, the decrease in interest expense was less than the reduction to interest income described above primarily due to prefunding $1 billion of medium-term notes prior to the maturity date of March 1, 2012.

The adjusted net interest income increased 2 percent and 21 percent, respectively, for the three and nine months ended February 29, 2012 compared with the prior-year periods primarily due to the reduction to interest expense that exceeded the decrease in interest income in addition to lower cash settlements expense compared with the prior-year periods. During the nine months ended February 28, 2011, cash settlements expense includes a $3 million fee we paid to terminate an interest rate swap that was match funding loans that were prepaid during the period. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

(Provision for) Recovery of Loan Losses
The provision for loan losses during the three months ended February 29, 2012 was less than $1 million compared to a $3 million recovery during the prior-year period. The loan loss recovery of $12 million during the nine months ended February 29, 2012 represented a reduction of $31 million from the prior year period. The loan loss recovery of $12 million for the nine months ended February 29, 2012 was due to reductions in the allowance for loan losses held for the impaired loan portfolio of $14 million, partially offset by the increase in the allowance for loan losses held in the general portfolio of $2 million. The $14 million reduction to the loan loss allowance for impaired loans for the nine months ended February 29, 2012 was mainly due to a reduction to the long-term variable and line of credit interest rates and principal repayments on impaired loans that resulted in a recovery from the loan loss reserve of $16 million. The recovery for impaired loans during the nine months ended February 29, 2012 was partly offset by a $2 million increase in the reserve due to the classification of certain telecommunications loans as impaired during the period. The increase of $2 million in the reserve for the general portfolio during the nine months ended February 29, 2012 was driven primarily by a slight deterioration in certain borrowers’ internal risk rating partially offset by loan repayments and the reclassification of certain telecommunications loans from the general portfolio to impaired loans. The loan loss recovery of $43 million for the nine months ended February 28, 2011 was due to the reduction to the amount of reserves required to write off the uncollected loan balance related to the transfer of control of the operating telecommunications and cable entities located in the US Virgin Islands as part of the settlement of a bankruptcy claim.

Non-interest Income
Non-interest income for the three and nine months ended February 29, 2012 decreased by $118 million and $266 million, respectively, compared with the same prior-year periods primarily due to increases in derivative losses of $79 million and $207 million, respectively, and an increase in the loss on foreclosed asset operations of $40 million and $53 million, respectively.  The increase to the loss on the operations of foreclosed assets was due to impairment charges for goodwill and other assets related to CAH’s telecommunications and cable television operations totaling $45 million recorded during the quarter ended February 29, 2012. During the three months ended February 29, 2012, we conducted an assessment of goodwill impairment related to CAH due to regional events and market information that became available, including the recent closure of a major oil refinery, staff terminations by the local territorial government offices, all resulting in the direct loss of approximately 3,000 jobs, as well as weakening overall economic conditions in the region. We recorded a goodwill impairment charge of $36 million and other asset impairment charges in the amount of $9 million at CAH for the quarter ended February 29, 2012.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended			For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	Net Change	February 29, 2012	February 28, 2011	Net Change
Derivative cash settlements	$531	$(850)	$1,381	$(283)	$(5,685)	$5,402
Derivative forward value	(26,094)	54,198	(80,292)	(184,604)	28,090	(212,694)
Derivative (losses) gains	$(25,563)	$53,348	$(78,911)	$(184,887)	$22,405	$(207,292)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended
	February 29, 2012			February 28, 2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,276,860	3.88%	0.50%	$5,762,435	4.13%	0.29%
Pay variable-receive fixed	4,702,539	1.52	5.40	5,387,551	1.19	5.23
Total	$9,979,399	2.77	2.81	$11,149,986	2.70	2.69

	For the nine months ended
	February 29, 2012			February 28, 2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,491,183	3.97%	0.36%	$5,720,930	4.27%	0.35%
Pay variable-receive fixed	5,008,192	1.31	5.30	5,497,411	1.23	5.23
Total	$10,499,375	2.70	2.72	$11,218,341	2.78	2.75

During the three and nine months ended February 29, 2012, the net weighted-average rate we received on our interest rate swap agreements was 0.04 percent and 0.02 percent, respectively, whereas we paid a net weighted-average rate of 0.01 percent and 0.03 percent during the prior-year periods. The primary reason for the decrease in the weighted-average outflow was the decrease to the weighted-average rate we paid on pay fixed-receive variable interest rate swaps. The lower payment for pay fixed-receive variable swaps was driven by the maturity of these swaps since February 28, 2011 that carried a higher fixed rate, as well as the addition of new pay fixed-receive variable swaps with a lower fixed rate compared with swaps in place during the prior-year period.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and nine months ended February 29, 2012 decreased by $80 million and $213 million, respectively, compared with the prior-year periods. For the three and nine months ended February 29, 2012, the derivative forward value losses of $26 million and $185 million, respectively, were the result of decreases to the estimated yield curve for our swaps based on market expectations of interest rates of 11 basis points and 61 basis points, respectively, which caused a decrease in the fair value of pay fixed-receive variable interest rate swaps. During the nine months ended February 29, 2012, the decrease to the fair value of our pay fixed-receive variable interest rate swaps outweighed the increase in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 52 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the three months ended February 29, 2012, the fair value for pay variable-receive fixed swaps also declined in spite of the 11 basis point reduction in the estimated yield curve as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense was stable for the three months ended February 29, 2012 compared to the prior-year period. The $9 million increase to non-interest expense for the nine months ended February 29, 2012 compared with the prior-year period was primarily due to the $12 million increase to the loss on early extinguishment of debt related to the redemption of $500 million of medium-term notes during the period, partly offset by the lower salaries and employee benefits expense and other general and administrative expenses. The $1 million decrease to salaries and employee benefits expense was due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees during the nine months ended February 28, 2011. The $4 million decrease in general and administrative expenses during the nine months ended February 29, 2012 was largely driven by lower legal fees and other expenses as a result of the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011.

Net (Loss) Income
The change in the items described above resulted in net losses of $37 million and $151 million for the three and nine months ended February 29, 2012, respectively, compared with net income of $84 million and $132 million, respectively, for the same prior-year periods. The adjusted net loss, which excludes the effect of the derivative forward value, was $11 million for the three months ended February 29, 2012 compared with the adjusted net income of $29 million for the same prior-year period. The adjusted net income was $33 million for the nine months ended February 29, 2012, compared with $104 million, for the same prior-year period. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net (Loss) Income Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the nine months ended February 29, 2012 represents $0.3 million of net income and $3.5 million of net loss for RTFC and NCSC, respectively, compared with net loss of $0.6 million and net income of $3 million for RTFC and NCSC, respectively, for the prior-year period. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net (loss) income prior to cumulative effect of
change in accounting principle	$(37,299)	$83,652	$(151,215)	$131,979
Add: fixed charges	190,294	206,388	587,089	638,383
Less: interest capitalized	-	(55)	(71)	(137)
Earnings available for fixed charges	$152,995	$289,985	$435,803	$770,225

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$190,294	$206,333	$587,018	$638,246
Interest capitalized	-	55	71	137
Total fixed charges	$190,294	$206,388	$587,089	$638,383
Ratio of earnings to fixed charges (1)	-	1.41	-	1.21
(1) For the three and nine months ended February 29, 2012, earnings were insufficient to cover fixed charges by $37 million and $151 million, respectively, and, therefore, the ratio for those periods result in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	February 29, 2012		May 31, 2011		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$16,590,157	89%	$16,404,940	85%	$185,217
Long-term variable-rate loans	660,713	4	1,278,391	7	(617,678)
Loans guaranteed by RUS	220,257	1	226,695	1	(6,438)
Total long-term loans	17,471,127	94	17,910,026	93	(438,899)
Line of credit loans	1,140,097	6	1,414,650	7	(274,553)
Total loans	$18,611,224	100%	$19,324,676	100%	$(713,452)

Loans by member class (1):
CFC:
Distribution	$13,801,204	74%	$13,760,228	71%	$40,976
Power supply	3,572,104	19	4,092,290	21	(520,186)
Statewide and associate	73,381	1	88,961	1	(15,580)
CFC total	17,446,689	94	17,941,479	93	(494,790)
RTFC	580,205	3	859,122	4	(278,917)
NCSC	584,330	3	524,075	3	60,255
Total loans	$18,611,224	100%	$19,324,676	100%	$(713,452)
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding decreased by $713 million during the nine months ended February 29, 2012 mainly due to the $520 million reduction to power supply loans resulting largely from the repayment of bridge loans with proceeds of long-term loans from RUS or member capital market issuances which were partially offset by new advances to power supply borrowers. There was also the maturity of a $200 million loan to a RTFC borrower during the nine months ended February 29, 2012 which was the primary contributor to the $279 million decrease in RTFC loans outstanding.

During the nine months ended February 29, 2012, $1,337 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $1,073 million selected a new long-term fixed rate; $170 million selected the long-term variable rate; $32 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $62 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	February 29, 2012		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$14,023,345	71%	$13,977,327	68%	$46,018
Power supply	4,425,915	22	4,909,908	24	(483,993)
Statewide and associate	81,395	1	109,768	1	(28,373)
CFC total	18,530,655	94	18,997,003	93	(466,348)
RTFC	581,231	3	859,943	4	(278,712)
NCSC	649,147	3	572,718	3	76,429
Total loans and guarantees	$19,761,033	100%	$20,429,664	100%	$(668,631)

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At February 29, 2012 and May 31, 2011, loans outstanding to members in any one state or territory did not exceed 17 percent and 19 percent of total loans outstanding, respectively.

At February 29, 2012 and May 31, 2011, the total exposure outstanding to any one borrower or controlled group did not exceed 2.5 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At February 29, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	February 29, 2012		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,963,362	15%	$3,206,808	16%	$(243,446)
Guarantees	374,156	2	302,771	1	71,385
Total credit exposure to 10 largest borrowers	$3,337,518	17%	$3,509,579	17%	$(172,061)

Total by company:
CFC	$3,316,268	17%	$3,488,329	17%	$(172,061)
NCSC	21,250	-	21,250	-	-
Total credit exposure to 10 largest borrowers	$3,337,518	17%	$3,509,579	17%	$(172,061)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	February 29, 2012		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,596,656	8%	$2,200,140	11%	$(603,484)
Guarantees	369,464	2	281,431	1	88,033
Total unsecured credit exposure	$1,966,120	10%	$2,481,571	12%	$(515,451)

Total by company:
CFC	$1,739,905	9%	$2,041,440	10%	$(301,535)
RTFC	25,285	-	231,923	1	(206,638)
NCSC	200,930	1	208,208	1	(7,278)
Total unsecured credit exposure	$1,966,120	10%	$2,481,571	12%	$(515,451)

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Total loans to members	$18,611,224	$19,324,676
Less: Total secured debt or debt requiring
collateral on deposit	(10,904,287)	(10,111,094)
Excess collateral pledged or on deposit (1)	(1,429,746)	(1,668,457)
Unencumbered loans	$6,277,191	$7,545,125

Unencumbered loans as a percentage of total loans	34%	39%
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

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Non-performing loans (1)	$41,936	$31,344
Percent of loans outstanding	0.23%	0.16%
Percent of loans and guarantees outstanding	0.21	0.15

Restructured loans	$457,838	$474,381
Percent of loans outstanding	2.46%	2.45%
Percent of loans and guarantees outstanding	2.32	2.32

Total non-performing and restructured loans	$499,774	$505,725
Percent of loans outstanding	2.69%	2.61%
Percent of loans and guarantees outstanding	2.53	2.47

Total non-accrual loans	$41,936	$465,312
Percent of loans outstanding	0.23%	2.41%
Percent of loans and guarantees outstanding	0.21	2.28
(1) All loans classified as non-performing were on non-accrual status.

At February 29, 2012 and May 31, 2011, non-performing loans included $30 million and $31 million, respectively, of loans to an electric distribution cooperative that undertook a project to develop a geothermal electric generating facility. This borrower filed for bankruptcy in September 2010. The borrower filed a disclosure statement with the bankruptcy court that contained a preliminary draft of a reorganization plan for creditors and other parties of interest to review. The bankruptcy court has set June 29, 2012 as the deadline for the borrower to file a revised draft plan of reorganization, which is expected to be subject to further revisions, hearings and rulings before approval.

At February 29, 2012, non-performing loans also included a total of $7 million to two telecommunications borrowers and $5 million to one electric power supply borrower for which we do not expect to collect all principal and interest payments as scheduled by the original terms. These non-performing loans were put on non-accrual status during the first quarter of fiscal year 2012 for the telecommunications borrowers and during the second quarter of fiscal year 2012 for the electric borrower.

At February 29, 2012 and May 31, 2011, we had restructured loans totaling $458 million and $474 million, respectively, all of which were performing according to their restructured terms. Approximately $6 million and $11 million of interest income was accrued on restructured loans during the three and nine months ended February 29, 2012, respectively, compared with $1 million and $2 million of interest income in the same prior-year periods. At May 31, 2011, we had a $434 million restructured loan on nonaccrual status to a large electric distribution cooperative. The loan to this borrower has been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which have been used to reduce the outstanding principal balance. On October 1, 2011, the loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option and the loan was placed on accrual status. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. At February 29, 2012, all restructured loans were on accrual status with respect to the recognition of interest income.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended May 31, 2011
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Beginning balance	$149,158	$225,546	$161,177	$592,764	$592,764
Provision for (recovery of) loan losses	263	(3,374)	(11,862)	(42,915)	(83,010)
Net recovery (charge-off)	53	52	159	(327,625)	(348,577)
Ending balance	$149,474	$222,224	$149,474	$222,224	$161,177
`
Loan loss allowance by segment:
CFC (1)			$132,269	$159,307	$143,706
RTFC (1)			8,559	53,713	8,389
NCSC (1)			8,646	9,204	9,082
Total			$149,474	$222,224	$161,177

As a percentage of total loans outstanding			0.80%	1.14%	0.84%
As a percentage of total non-performing loans outstanding			356.43	238.02	514.22
As a percentage of total restructured loans outstanding			32.65	46.14	33.98
As a percentage of total loans on non-accrual			356.43	41.58	34.64
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of the NCSC loan loss allowance of $2 thousand at February 28, 2011 to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2011.

Our loan loss allowance decreased by $12 million from May 31, 2011 to February 29, 2012 due to reductions in the allowance for loan losses held for the impaired loan portfolio of $14 million partially offset by the $2 million increase in the allowance for loan losses held for the general portfolio. See (Provision for) Recovery of Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously-impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At February 29, 2012 and May 31, 2011, there was a total specific loan loss allowance balance of $23 million and $37 million, respectively, related to impaired loans totaling $500 million and $506 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011	Increase/ decrease
Commercial paper sold through dealers, net of discounts	$1,626,618	$1,471,715	$154,903
Commercial paper sold directly to members, at par	978,641	1,189,770	(211,129)
Commercial paper sold directly to non-members, at par	64,236	55,160	9,076
Daily liquidity fund	435,998	308,725	127,273
Bank bid notes	295,000	295,000	-
Collateral trust bonds	6,306,969	5,513,235	793,734
Notes payable	4,628,782	4,633,854	(5,072)
Medium-term notes	3,172,442	3,656,274	(483,832)
Subordinated deferrable debt	186,440	186,440	-
Membership certificates	646,161	646,161	-
Loan and guarantee certificates	711,999	769,241	(57,242)
Member capital securities	398,250	398,250	-
Total debt outstanding	$19,451,536	$19,123,825	$327,711
Percentage of fixed-rate debt (1)	80%	79%
Percentage of variable-rate debt (2)	20	21

Percentage of long-term debt	83%	83%
Percentage of short-term debt	17	17

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

During the nine months ended February 29, 2012, total debt outstanding increased $328 million. The increase was primarily due to the $1,164 million increase in cash and restricted cash balances offset by the $713 million reduction to the balance of loans outstanding. The increase in the cash balances at February 29, 2012 was due to the prefunding of the $1 billion of medium-term notes scheduled to mature on March 1, 2012. As a result of the $713 million decrease in loans outstanding, our funding requirements during the nine months ended February 29, 2012 were primarily related to the early redemption of $500 million of medium-term notes scheduled to mature on March 1, 2012 and prefunding the remaining $1 billion of medium-term notes scheduled to mature on that date. We met these funding needs primarily with scheduled loan repayments and with the issuance of collateral trust bonds in February 2012 totaling $800 million. In February 2012, we issued $400 million of 1.00 percent collateral trust bonds due 2015 and $400 million of 3.05 percent collateral trust bonds due 2022.

Total commercial paper, daily liquidity fund and bid notes outstanding represented 17 percent of total debt at both February 29, 2012 and May 31, 2011. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix. In October 2011, we reduced the total commitment under our revolving credit lines, which will limit our ability to expand the use of commercial paper from current levels.

Equity
At February 29, 2012, total equity decreased by $199 million from May 31, 2011 largely due to a net loss of $151 million for the nine months ended February 29, 2012 and the board-authorized patronage capital retirement of $46 million. In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at February 29, 2012 and the scheduled reductions by fiscal year and thereafter:

	Remaining contractual obligations for the years ended May 31, (1)
(dollar amounts in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt due in less than one year	$1,352	$1,057	$-	$-	$-	$-	$2,409
Long-term debt	-	136	2,404	844	986	7,344	11,714
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	4	15	30	17	1,511	1,577
Contractual interest on long-term debt (3)	189	648	576	525	504	6,154	8,596
Total contractual obligations	$1,541	$1,845	$2,995	$1,399	$1,507	$15,195	$24,482
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $165 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at February 29, 2012.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	February 29, 2012	May 31, 2011	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$573,870	$599,935	$(26,065)
Indemnifications of tax benefit transfers	53,507	59,895	(6,388)
Letters of credit	405,310	327,201	78,109
Other guarantees	117,122	117,957	(835)
Total	$1,149,809	$1,104,988	$44,821
Total by company:
CFC	$1,083,966	$1,055,524	$28,442
RTFC	1,026	821	205
NCSC	64,817	48,643	16,174
Total	$1,149,809	$1,104,988	$44,821

In addition to the letters of credit listed in the table, under master letters of credit facilities in place at February 29, 2012, we may be required to issue up to an additional $793 million in letters of credit to third parties for the benefit of our members. Of this amount, $620 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 2, Loans and Commitments. Master letters of credit facilities subject to material adverse change clauses at the time of issuance totaled $484 million at February 29, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letters of credit facilities of $309 million may be advanced as long as the borrower is in compliance with the terms and conditions of the facility.

At February 29, 2012 and May 31, 2011, 68 percent and 75 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The increase in total guarantees during the nine months ended February 29, 2012 is primarily due to a net increase to the total amount of letters of credit outstanding partially offset by normal amortization of guaranteed debt. At February 29, 2012 and May 31, 2011, we recorded a guarantee liability totaling $27 million and $22 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at February 29, 2012, and the related maturities by fiscal year and thereafter as follows:

		Remaining maturities for the years ended May 31,
	Outstanding
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Guarantees (1)	$ 1,149,809	$ 56,500	$ 248,381	$ 56,556	$ 188,825	$ 22,602	$ 576,945
(1) At February 29, 2012, we are the guarantor and liquidity provider for $499 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At February 29, 2012 and May 31, 2011, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	February 29, 2012	% of Total	May 31, 2011	% of Total
Long-term	$5,430,391	38%	$5,461,484	39%
Line of credit	8,706,593	62	8,609,191	61
Total	$14,136,984	100%	$14,070,675	100%

A total of $1,267 million and $999 million of unadvanced commitments at February 29, 2012 and May 31, 2011, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at February 29, 2012 and May 31, 2011 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at February 29, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Remaining maturities for the years ended May 31,
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Committed lines of credit	$1,267,174	$ -	$ 151,521	$ 365,535	$ 49,975	$ 223,714	$ 476,429

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 29, 2012 was 44.19-to-1, an increase from 30.52-to-1 at May 31, 2011. The increase in the leverage ratio is due to the increases of $569 million in total liabilities and $45 million in guarantees and the decrease of $199 million in total equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

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

At February 29, 2012 and May 31, 2011, the adjusted leverage ratio was 6.84 to-1 and 6.48-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to increases of $490 million in adjusted liabilities and $45 million to guarantees and the decrease of $71 million in adjusted equity as discussed under the Liabilities and Equity section and the Off-Balance Sheet Obligations section of Financial Condition.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at February 29, 2012 was 41.84 -to-1, an increase from 28.92-to-1 at May 31, 2011. The increase in the debt-to-equity ratio is due to the increase of $569 in total liabilities and the decrease of $199 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At February 29, 2012 and May 31, 2011, the adjusted debt-to-equity ratio was 6.42 -to-1 and 6.09-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $490 million in adjusted liabilities and the decrease of $71 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At February 29, 2012, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through August 31, 2013. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at February 29, 2012, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
					Long-term	Debt Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & prepayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	excess sources over uses of liquidity
3Q12										$ 1,458
4Q12	$ 1,352	$ -	$ 508	$ 1,860	$ 397	$ -	$ 200	$ 200	$ 797	395
1Q13	317	-	559	876	337	-	400	100	837	356
2Q13	419	-	220	639	253	-	300	100	653	370
3Q13	321	-	143	464	433	-	-	100	533	439
4Q13	137	-	236	373	259	-	-	100	359	425
1Q14	955	-	186	1,141	306	-	700	100	1,106	390
Totals	$ 3,501	$ -	$ 1,852	$ 5,353	$ 1,985	$ -	$ 1,600	$ 700	$ 4,285

The above chart represents our best estimate of the funding requirements and how we expect to manage such funding requirements through August 31, 2013. These estimates will change on a quarterly basis based on many factors.

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

We issued $175 million of eleven-month floating-rate medium-term notes and $225 million of two-year floating-rate medium-term notes in registered offerings in December 2011 and April 2012, respectively. In February 2012, we issued $400 million of 1.00 percent collateral trust bonds due 2015 and $400 million of 3.05 percent collateral trust bonds due 2022. In addition, we have a program to sell commercial paper to investors in the capital markets. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,922 million and represented 10 percent of total debt outstanding at February 29, 2012. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during the remainder of fiscal year 2012.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At February 29, 2012 and May 31, 2011, we had secured notes payable of $1,411 million outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At February 29, 2012, we had up to $2,489 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At February 29, 2012 and May 31, 2011, we had $3,150 million of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. In the aggregate at February 29, 2012, we had up to $849 million available under committed loan facilities from the Federal Financing Bank as part of this program. At February 29, 2012 and May 31, 2011, we had up to $350 million available for advance through October 15, 2013 under a $500 million committed loan facility from the Federal Financing Bank. In December 2011, we closed an additional $499 million committed loan facility from the Federal Financing Bank that is available for advance through October 15, 2014 and for which CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances under both available facilities may have a maturity date of up to 20 years from the date of the advance and the spread we pay over the applicable treasury rate is locked in under this program. Subsequent to February 29, 2012, we borrowed $169 million under our $499 million committed loan facility at a weighted average interest rate of 3.005 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,420 million over the next 12 months.

Member Loan Interest Payments
During the nine months ended February 29, 2012, interest income on the loan portfolio was $714 million, representing an average rate of 5.12 percent compared with 5.16 percent for the nine months ended February 29, 2011. For the past three fiscal years, interest income on the loan portfolio has averaged $1,030 million. At February 29, 2012, 90 percent of the total loans outstanding had a fixed rate of interest, and 10 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At February 29, 2012 and May 31, 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 29, 2012, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	February 29, 2012	May 31, 2011	February 29, 2012	May 31, 2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	877,430	-	7,445	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,837,305	$3,544,526	$7,445	$14,474
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

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	February 29, 2012		May 31, 2011		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$978,641	37%	$1,189,770	44%	$(211,129)
Daily liquidity fund	435,998	100	308,725	100	127,273
Medium-term notes	509,789	16	371,961	10	137,828
Members’ subordinated certificates	1,756,410	100	1,813,652	100	(57,242)
Total	$3,680,838		$3,684,108		$(3,270)

Percentage of total debt outstanding	19%		19%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,822 million outstanding during the three years ending February 29, 2012. We view member investments as a more stable source of funding than capital market issuances.

Cash Flows from Operations
For the nine months ended February 29, 2012, cash flows provided by operating activities were $199 million compared with $185 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operating income and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At February 29, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 29, 2012	May 31, 2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.20	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.21	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.35	6.26
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
•
to secure up to $7,500 million on any other indebtedness of CFC. As of February 29, 2012, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,584 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments at February 29, 2012 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	February 29, 2012	May 31, 2011
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.99	6.98
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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	February 29, 2012	May 31, 2011
Collateral trust bonds	100%	150%	112%	115%
Federal Agricultural Mortgage Corporation	100	150	118	127
Clean Renewable Energy Bonds Series 2009A (1)	100	150	120	118
Federal Financing Bank (2)	100	150	112	115
(1) The limit of 150 percent on collateral pledged under the revolving credit agreements excludes cash pledged as collateral of $7 million and $8 million as of February 29, 2012 and May 31, 2011, respectively.
(2) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At February 29, 2012, unadvanced loan commitments totaled $14,137 million. Of that total at February 29, 2012, $1,267 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 50 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 50 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $12,870 million of unadvanced loan commitments at February 29, 2012 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or financial condition since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit unadvanced loans, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Unadvanced commitments for long-term loans typically expire within five years of the first loan advance. The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at February 29, 2012.

We currently expect to make long-term loan advances totaling approximately $1,430 million to our members over the next 12 months.

Interest Expense on Debt
For the nine months ended February 29, 2012, interest expense on debt was $568 million, representing an average cost of 4.14 percent compared with 4.50 percent for the nine months ended February 28, 2011. For the past three fiscal years, interest expense on debt has averaged $875 million. At February 29, 2012, 80 percent of outstanding debt had a fixed interest rate and 20 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

	Outstanding	Remaining maturities for the years ended May 31,
(dollar amounts in thousands)	balance	2012	2013	2014	2015	2016	Thereafter
Long-term debt (1)	$ 15,886,050	$ 1,351,754	$1,196,801	$2,418,464	$ 874,252	$1,003,105	$ 9,041,674
(1) Excludes loan subordinated certificates totaling $165 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2011, amortization represented 16 percent of amortizing loan subordinated certificates outstanding.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 50, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $133 million.

At February 29, 2012, we had $3,400 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. Based on past history, we expect to continue to maintain member investments in commercial paper and the daily liquidity fund at approximately the current level of $1,415 million at February 29, 2012, which represents a decrease of $84 million from the balance at May 31, 2011. Dealer commercial paper and bank bid notes increased from $1,767 million at May 31, 2011 to $1,922 million at February 29, 2012. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At February 29, 2012, 15 percent of total debt outstanding was $2,918 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At February 29, 2012, we had $2,837 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At February 29, 2012, we had long-term debt maturing in the next 12 months totaling $2,409 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Using restricted cash on hand at February 29, 2012, on March 1, 2012 we paid down $1 billion of medium-term notes that matured on that date. Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $234 million of medium-term notes sold through dealers and $403 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During fiscal year 2012 and through the filing date, we issued $400 million of medium-term notes and $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,489 million available under this revolving note purchase agreement at February 29, 2012.

•
At February 29, 2012, we had the ability to borrow up to $849 million from the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. A total of $350 million was available for advance through October 15, 2013. A total of $499 million was available for advance through October 15, 2014 and CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. Subsequent to February 29, 2012, we borrowed $169 million under our $499 million committed loan facility at a weighted average interest rate of 3.005 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years.

At February 29, 2012, we are the guarantor and liquidity provider for $499 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds. During the nine months ended February 29, 2012, we were not required to perform as liquidity provider pursuant to these obligations.

We expect that our current sources of liquidity, along with our $1,465 million of cash and restricted cash on hand at February 29, 2012, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At February 29, 2012 and May 31, 2011, 10 percent and 14 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 29, 2012.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
February 29, 2012

(dollar amounts in millions)	May 31, 2012 or prior	June 1, 2012 to May 31, 2014	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2021	June 1, 2021 to May 31, 2031	Beyond June 1, 2031	Total
Assets amortization and repricing	$587	$4,589	$3,170	$4,155	$3,164	$1,117	$16,782

Liabilities and members’ equity:
Long-term debt	$574	$3,384	$2,836	$4,508	$1,442	$671	$13,415
Subordinated certificates	8	50	41	85	1,029	431	1,644
Members’ equity (1)	-	-	-	39	237	457	733
Total liabilities and members’ equity	$582	$3,434	$2,877	$4,632	$2,708	$1,559	$15,792

Gap (2)	$5	$1,155	$293	$(477)	$456	$(442)	$990
Cumulative gap	5	1,160	1,453	976	1,432	990
Cumulative gap as a % of total assets	0.02%	5.54%	6.94%	4.66%	6.84%	4.73%
Cumulative gap as a % of adjusted total assets (3)	0.02	5.62	7.04	4.73	6.94	4.80

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At February 29, 2012, we had $16,782 million of fixed-rate assets amortizing or repricing, funded by $13,415 million of fixed-rate liabilities maturing during the next 30 years and $2,377 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $990 million, or 4.73 percent of total assets and 4.80 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at February 29, 2012 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at February 29, 2012 through committed revolving credit agreements totaling $2,837 million with domestic and foreign banks, $849 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,489 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At February 29, 2012 and May 31, 2011, there were no foreign currency derivative instruments outstanding. At February 29, 2012 and May 31, 2011, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At February 29, 2012 and May 31, 2011, the highest percentage concentration of total notional exposure to any one counterparty was 17 percent and 13 percent, respectively, of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At February 29, 2012, our derivative instrument counterparties had credit ratings ranging from AA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to Baal as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at February 29, 2012, there were four counterparties that would be required to make a payment to us totaling $60 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $23 million, or 39 percent of the total exposure to us, at February 29, 2012.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At February 29, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 29, 2012, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At February 29, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(230)	$-	$(230)
fall below Baa1/BBB+ (1)	7,107,125	(239,161)	57,733	(181,428)
Total	$7,110,125	$(239,391)	$57,733	$(181,658)

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

In addition to the rating triggers listed above, at February 29, 2012, we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 29, 2012 was $252 million.

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

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest expense	$(190,294)	$(206,333)	$(587,018)	$(638,246)
Including: Derivative cash settlements	531	(850)	(283)	(5,685)
Adjusted interest expense	$(189,763)	$(207,183)	$(587,301)	$(643,931)

Net interest income	$47,724	$47,969	$136,005	$117,627
Including: Derivative cash settlements	531	(850)	(283)	(5,685)
Adjusted net interest income	$48,255	$47,119	$135,722	$111,942

Net (loss) income prior to cumulative effect of change in accounting principle	$(37,299)	$83,652	$(151,215)	$131,979
Excluding: Derivative forward value	26,094	(54,198)	184,604	(28,090)
Adjusted net income	$(11,205)	$29,454	$33,389	$103,889

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER:

	For the three months ended		For the nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
TIER (1)	-	1.41	-	1.21
Adjusted TIER	-	1.14	1.06	1.16
(1) For the three and nine months ended February 29, 2012, we reported net losses of $37 million and $151 million, respectively, and, therefore, the TIER calculation for that period results in a value below 1.00.

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

(dollar amounts in thousands)	February 29, 2012	May 31, 2011
Liabilities	$20,443,721	$19,874,313
Less:
Derivative liabilities	(620,392)	(477,433)
Debt used to fund loans guaranteed by RUS	(220,257)	(226,695)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,756,410)	(1,813,652)
Adjusted liabilities	$17,660,222	$17,170,093
Total equity	$488,657	$687,309
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	142,252	118,864
Year-to-date derivative forward value loss	184,604	23,388
Accumulated other comprehensive income (2)	(8,517)	(9,273)
Plus:
Subordinated certificates (1)	1,756,410	1,813,652
Subordinated deferrable debt	186,440	186,440
Adjusted equity	$2,749,846	$2,820,380
Guarantees	$1,149,809	$1,104,988
(1) Includes $15 million and $12 million of subordinated certificates classified in short-term debt at February 29, 2012 and May 31, 2011, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.6 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at February 29, 2012 and May 31, 2011, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	February 29, 2012	May 31, 2011
Leverage ratio	44.19	30.52
Adjusted leverage ratio	6.84	6.48

Debt-to-equity ratio	41.84	28.92
Adjusted debt-to-equity ratio	6.42	6.09

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 54.

Item 4.	Controls and Procedures

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Financial statements from the Quarterly Report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation for the quarter ended February 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

April 16, 2012