Form 10-K
period 2012-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2012-08-15
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant does not issue capital stock because it is a tax-exempt cooperative.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, non-performance of counterparties to our derivative agreements and the costs and effects of legal or governmental proceedings involving CFC or its members. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information in this section should be read with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business.

General

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists solely of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments. CFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. As described under Allocation and Retirement of Patronage Capital on page 23, CFC allocates its net earnings, which consist of net income excluding the effect of certain non-cash accounting entries, annually to a cooperative educational fund, a members’ capital reserve, a general reserve, if necessary, and to members based on each member’s patronage of CFC’s loan programs during the year.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, at www.nrucfc.coop as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available free of charge on the SEC website at www.sec.gov. Information posted on our website is not incorporated by reference into this Form 10-K.

RTFC is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. CFC is the sole lender to and manages the business operations of RTFC through a long-term management agreement. Under a guarantee agreement, RTFC pays CFC a fee and, in exchange, CFC reimburses RTFC for loan losses. RTFC is headquartered with CFC in Dulles, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced net earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by, or provide benefit to Class A, B and C members of CFC. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. CFC is the primary source of funding to and manages the business operations of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative. Thus, NCSC pays income tax on the full amount of its net income.

Our Business Development

Our business strategy and policies are set by our board of directors and, may be amended or revised from time to time by the board of directors. We are a not-for-profit tax-exempt cooperative finance organization, whose primary focus is to provide our members with the credit products they need to fund their operations. As such, our business development strategies primarily focus on lending to electric systems and our ability to secure access to capital at rates that allow us to offer competitively-priced credit products to our members. Over the past five years, we have undertaken, and continue to undertake the following initiatives related to our primary focus: (i) focus on electric lending, (ii) diversify sources of funding to meet our capital needs, (iii) enhance market risk management, and (iv) increase member investments and equity retention.

Focus on Electric Lending
Over the past five years, we renewed our focus on lending to our electric systems while strategically decreasing our telecommunications exposure through RTFC. A majority of NCSC’s lending activities are to electric utility organizations and when NCSC is combined with CFC, electric utility organizations represent approximately 97 percent of the outstanding loan portfolio at May 31, 2012. Our electric cooperative borrowers have demonstrated stable operating performance and strong financial ratios, even during the recent economic downturn, because the majority of electric cooperatives’ customers are residential, for whom electricity is an essential service. Our electric cooperative members experience limited competition as they generally operate in exclusive territories, the majority of which are not rate regulated. Additionally, they have access to low-cost capital from the federal government in addition to our lending resources. In our 43-year history, we have experienced no net write-offs for distribution borrowers and $68 million in net write-offs for power supply borrowers. Loans outstanding to electric utility organizations increased approximately 13 percent over the last five years. On the other hand, the telecommunications service providers, to which RTFC provides loans, have experienced fast-paced technological change, increasing competition and uncertainty with respect to their regulatory environment. For these reasons, RTFC became more selective as to the companies it finances and strategically exited or reduced its exposure to its larger borrowers. The telecommunications portfolio decreased by 69 percent over the last five years.

Diversify Funding Sources
Diversifying our funding sources to expand beyond capital markets offerings of collateral trust bonds and medium-term notes and the sale of commercial paper has been a primary initiative over the past five years. To help meet our capital needs, we expanded our funding programs to include the Guaranteed Underwriter Program of the USDA, as well as note purchase agreements and whole loan sale programs primarily with the Federal Agricultural Mortgage Corporation. At May 31, 2012, we have bond purchase agreements with the Federal Financing Bank totaling $3,999 million with a guarantee of repayment by USDA as part of the funding mechanism for the Rural Economic Development Loan and Grant Program. At May 31, 2012, we had debt outstanding totaling $3,419 million under this program, with a remaining commitment of $580 million available. The guarantee fees paid to the government by CFC in connection with these borrowings are used to fund economic development programs administered by the USDA in the rural areas served by electric cooperatives and rural telephone organizations. At May 31, 2012, we have a note purchase agreement with the Federal Agricultural Mortgage Corporation totaling $3,900 million. Under the agreement we may borrow, repay and re-borrow funds up to $3,900 million at any time or from time to time through January 11, 2016 as market conditions permit. We may select a fixed rate or a variable rate at the time of each advance. Additionally, we developed a program to sell member systems’ distribution and power supply loans to the Federal Agricultural Mortgage Corporation to help manage single-obligor exposures within our loan portfolio, to create an additional form of liquidity and to manage the level of our debt-to-equity ratio. In addition to the program we have with the Federal Agricultural Mortgage Corporation, we established a similar program with KeyBank National Association (“KeyBank”) during fiscal year 2012. In the fourth quarter of fiscal year 2012, we sold a power supply loan with an outstanding principal balance of $25 million to KeyBank, representing our first sale under the agreement with this purchaser. At May 31, 2012, we were servicing $1,087 million of loans sold to our loan sales program partners. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding our funding sources.

Enhance Market Risk Management
In fiscal year 2012, we continued the practice of having monthly Asset Liability Committee meetings to enhance the overall corporate monitoring of our funding activities. Our Asset Liability Committee was established in fiscal year 2009 and monitors our management of risks related to interest rates, counterparty credit and liquidity to ensure consistent access to funding that is in alignment with our strategic goals. The committee’s mandate is to review CFC’s liquidity, as well as the relationship of interest rates and tenor of our assets to our liabilities and, as a result, our spread between interest income and interest expense. Functional responsibilities of this committee include reviewing funding options, investment opportunities and trends in funding alternatives and risk exposure. Performance results and budget deviations also are reviewed. If necessary, the organization’s asset-liability strategy is reviewed for modification to react to the current market environment. At least monthly, the Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk for additional information regarding our market risk management.

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

Member capital securities are unsecured obligations and are subordinate to all of our existing and future senior indebtedness and all of our existing and future subordinated indebtedness that may be held by or transferred to non-members, but rank on a parity to all other members’ subordinated certificates. Since fiscal year 2009, the initial year of the program, we have issued $398 million of member capital securities at a 35-year maturity that are callable at par by CFC starting five years from the date of issuance and anytime thereafter. The majority of member capital securities were issued with a 7.5 percent interest rate. Effective January 1, 2010, the fixed interest rate earned on newly issued member capital securities was reduced to 5.0 percent. Since that time, an insignificant amount of member capital securities have been issued. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates, including member capital securities, from total liabilities and adding this amount to total equity.

At the end of each fiscal year, the CFC Board of Directors allocates net earnings to members in the form of patronage capital and to board-approved reserves. CFC bases the amount of net earnings allocated to each member on the member’s patronage of CFC’s lending programs during the year. The CFC Board of Directors historically votes to retire a portion of the prior year’s patronage capital allocation. The current policy of the CFC Board of Directors is to retire 50 percent of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50 percent for 25 years to fund operations and maintain adequate equity.

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

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. Similarly, power supply systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater. CFC may make long-term loans to distribution and power supply systems, on a case-by-case basis, that do not meet these general criteria.

Line of Credit Loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS (sometimes referred to as “bridge loans”). RUS loan advances, when received, must be used to repay these interim facilities.

Syndicated Line of Credit Loans
A syndicated loan is typically a large financing offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to several years. Syndicated financing is arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and administrative agent for the syndicated facilities. CFC uses its best efforts to syndicate the loan requirements of certain borrowers. The success of such efforts depends on the financial position and credit quality of the borrower as well as market conditions.

RTFC Loan Programs
At May 31, 2012 and 2011, 93 percent and 95 percent of RTFC loans, respectively, were outstanding to rural local exchange carriers. Most of these rural local exchange carriers evolved from solely being voice service providers to being providers of voice, data and, in many cases, video and wireless services. Rural local exchange carriers are generally characterized by the low population density of their service territories. Services are generally delivered over networks that include fiber optic cable and digital switching. There is generally a significant barrier to competitive entry.

The businesses to which the remaining RTFC loans have been made support the operations of the rural local exchange carriers and are owned, operated or controlled by rural local exchange carriers. Some of these loans are supported by payment guarantees from the sponsoring rural local exchange carriers.

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

To borrow from RTFC, a wireline telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio and an annual times interest earned ratio (“TIER”) of 1.25 and 1.50, respectively. To borrow from RTFC, a cable television system, fiber optic network or wireless telecommunications system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio of 1.25. RTFC may make long-term loans to telecommunication systems, on a case-by-case basis, that do not meet these general criteria.

Line of Credit Loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing, or bridge loans, when a member either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS. RUS loan advances, when received, must be used to repay these interim facilities.

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

Line of Credit Loans
Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities.

Interest Rates on Loans
As a member-owned cooperative finance organization, we are a cost-based lender. Our interest rates are set primarily based on our cost of funding, general and administrative expenses, loan loss provision and to provide a reasonable level of earnings. Various standardized discounts may reduce the stated interest rates for Class A and Class B borrowers meeting certain criteria related to business type, performance, volume and whether they borrow solely from us.

The table below shows the weighted-average loans outstanding to borrowers and the weighted-average yield earned by loan and borrower type during fiscal years ended May 31:

	2012		2011
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$16,440,288	5.34%	$16,297,697	5.55%
Long-term variable-rate loans	658,847	3.70	914,979	4.98
Line of credit loans	1,072,222	2.86	1,415,919	3.13
Restructured loans	461,670	3.51	487,570	0.57
Non-performing loans	39,953	-	242,890	0.06
Total loans	$18,672,980	5.09	$19,359,055	5.15

Total by borrower type:
CFC	$17,423,330	5.08%	$17,787,856	5.15%
RTFC	688,087	5.44	1,107,287	4.98
NCSC	561,563	5.00	463,912	5.68
Total	$18,672,980	5.09	$19,359,055	5.15

Credit Policies, Process and Monitoring
Loan Underwriting and Credit Monitoring
We have separate lending staff to underwrite distribution loans, power supply loans and telecommunications loans. Our borrowers contact the applicable lending staff to discuss the borrower’s need for funding. Our lending staff evaluates the borrower’s request to determine whether the requested credit represents an acceptable credit risk. The lending staff evaluation of the proposed credit includes, but is not limited to:
•	the size of the loan request;
•	the intended use of proceeds;
•	whether collateral is required and, if so, whether there is sufficient collateral;
•	the member’s risk profile as measured by financial ratios and other risk characteristics; and
•	other factors that might be applicable to the type of borrower or the specific loan request being considered.

If our lending staff determines that a credit is acceptable, the staff works with the borrower to structure a loan based on the various options we offer and prepares a credit recommendation for review by management in the lending group as discussed further below under Loan Approval. When considering credit requests to borrowers with large single-obligor exposures we may use loan syndications and whole loan sale programs to effectively manage portfolio risk related to credit concentrations.

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

Risk ratings for borrowers with outstanding and/or unadvanced loan or guarantee commitments are updated at least annually upon the receipt of audited financial information and are reviewed in connection with any new credit request. Annually, an outside financial services consultant conducts a review of the accuracy of specific borrower risk ratings and the risk rating process and credit extension practices for compliance with policy and consistency in application. Such consultant provides recommendations to management and the boards of directors for improvement, as well as progress on the resolution of items from prior reviews. Management is responsible for implementing the recommendations accepted by the boards of directors. In addition, we compare our internal ratings to the publicly available ratings for our borrowers that have public ratings.

Loan Approval
The boards of directors establish loan policies for CFC, RTFC, and NCSC, each of which includes a credit approval matrix. The credit approval matrix specifies the required level of approval applicable to any proposed loan based on factors such as the amount of the loan, the borrower risk rating, whether credit limitations are exceeded and whether the loan is to a member associated with one of our current directors. Through the approval matrix, the boards have delegated the authority to approve certain loans to the Chief Executive Officer, who has further delegated approval authority to the Corporate Credit Committee and management in the lending groups while retaining sole authority to approve certain loans.

To maintain our ability to consider and approve loans and other extensions of credit on a timely basis, each board has established a committee, made up of board members, that is authorized to approve loans that require board approval in between regularly scheduled board meetings.

Loans that require approval at a more senior level than management in the lending groups are forwarded to the Corporate Credit Committee for consideration. The Corporate Credit Committee is a cross-functional group comprised of senior vice president and vice president level employees with distribution, power supply and telecommunications lending experience, credit risk management experience, legal experience, accounting experience, regulatory experience and financial industry experience. This committee performs a vital role in maintaining a balance between the credit needs of the borrowers and the requirements for sound credit quality of our loan and guarantee portfolio. The Corporate Credit Committee monitors lending policies and practices and reviews extensions of credits requiring special attention. The Corporate Credit Committee also monitors selected rating changes, analyzes rating integrity and works to improve our internal risk rating system. Lending group staff presents the credit recommendation and answers any questions posed by the committee. The Corporate Credit Committee then approves or rejects the loan. Loans that require Chief Executive Officer or board approval are provided with documentation and a credit recommendation by management from the applicable lending group and the Corporate Credit Committee. The Chief Executive Officer or boards of directors or the committee of the boards established to consider credit requests between regular board meetings reviews the credit recommendation, asks questions of staff if necessary and either approves or rejects the loan request.

Policies for each of the three boards require that any exceptions to applicable credit limitations and any loan or extension of credit to a borrower that has a director of such board as one of its directors or officers must be approved by the board of directors or the established committee of the relevant board, with the director associated with the borrower requesting the loan being recused from receipt of the written materials, discussions and voting. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency and certain other lines of credit, including circumstances where a director is either a director or officer of the borrower receiving such credit. Subsequent to May 31, 2012, the board delegated to the Chief Executive Officer the authority to approve loans originated to be sold or participated through the Company’s whole-loan sale programs. Such lines of credit and loans must meet specific qualifying criteria and must be underwritten in accordance with the prevailing standards and terms.

Non-performing Loans
The Credit Risk Management group, on an ongoing basis, and the Corporate Credit Committee, on a quarterly basis, monitor all borrowers with past due, non-accrual and restructured facilities as well as other borrowers that warrant a higher degree of monitoring. The Credit Risk Management group presents reports on such matters to the boards of directors. Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

A loan is written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. Management makes a recommendation to the respective board of directors as to the timing and amount of loan write-offs based on various factors, including, but not limited to, cash flow analysis and the fair value of the collateral securing the borrower's loans. The board of directors makes the final determination as to all loan write-offs.

Advances on Previously Approved Loan Facilities
Certain of our loan facilities allow our members to draw down the loan amount over a period of time. To advance an amount under an approved loan facility, a member must be in compliance with all terms and conditions of their facility. The majority of our loans allow us to deny an advance if there has been a material adverse change in the business or condition, financial or otherwise, of the borrower since the time the facility was approved.

Covenant Compliance
Borrowers are required to maintain certain financial ratios. In addition, members with long-term loans outstanding are generally required to provide us with certain information and documentation on an annual basis, including, but not limited to, audited financial statements and a certificate of management confirming compliance with all covenants.

Loan Portfolio Performance
Our electric cooperative borrowers provide essential services and are insulated to some extent from the problems other companies may experience with regard to collection of amounts due during periods of recession. As a result, the difficult economic conditions experienced in recent years have not resulted in a significant rise in delinquencies or defaults in our borrowers’ receivables. For calendar year 2011, our electric member systems did not report a significant increase in late payments of utility bills from their member rate-payers or write-offs of such customer receivables. Since the start of the financial crisis in September 2008, only two electric cooperative borrowers have gone into payment default.

During the three-year period ended May 31, 2012, only four borrowers were in default on loan payments, two of which were telecommunications borrowers. During fiscal year 2011, we wrote off $354 million of loans outstanding for Innovative Communication Corporation (“ICC”), a telecommunications borrower. There were no loan write-offs in fiscal years 2012 and 2010. Two electric cooperatives in payment default had non-performing loans outstanding of $34 million at May 31, 2012. One electric cooperative in payment default had non-performing loans outstanding of $31 million at May 31, 2011. We had one telecommunications loan for which payments were more than 30 days delinquent at May 31, 2012. At May 31, 2012 and 2011, all loans classified as restructured are making payments as scheduled by the restructured agreements. At May 31, 2012 and 2011, loans on non-accrual status were $41 million and $465 million, respectively. See Note 3, Loans and Commitments, for additional information on our restructured and non-performing loans.

Our total loans outstanding decreased by $1,276 million over the last three fiscal years ended May 31, 2012. The total loans outstanding decreased by $850 million, $13 million, and $413 million during fiscal years 2010, 2011, and 2012, respectively. During the first half of fiscal year 2012, there was a decrease in loans outstanding of $1,010 million, primarily due to $632 million of repayments mainly on power supply bridge loans and a $200 million telephone loan that matured. During the second half of fiscal year 2012, loan advances exceeded repayments by almost $597 million, primarily driven by the refinancing of other lenders’ debt and new bridge loan advances. RTFC loans as a percentage of our total loan portfolio decreased from 9 percent at May 31, 2010 to 4 percent at May 31, 2011 as a result of the $536 million reduction in non-performing loans to ICC and the prepayment of $204 million of telecommunication loans related to the acquisition of one of our borrowers in fiscal year 2011. RTFC loans as a percentage of our total loan portfolio decreased from 4 percent at May 31, 2011 to 3 percent at May 31, 2012 as a result of the payment of a $200 million telecommunications loan that matured in fiscal year 2012.

Credit Concentration
Total loans outstanding by state or U.S. territory based on the location of the system’s headquarters are summarized below at
May 31:

(dollar amounts in thousands)
State/Territory	2012	2011	2010	State/Territory	2012	2011	2010
Alabama	$375,896	$442,174	$400,037	Montana	$122,739	$115,407	$128,037
Alaska	493,125	384,363	350,522	Nebraska	20,574	18,469	13,420
American Samoa	-	-	470	Nevada	188,037	168,411	158,137
Arizona	264,940	205,312	239,186	New Hampshire	80,287	103,658	120,968
Arkansas	563,168	544,876	558,493	New Jersey	16,914	15,843	18,090
California	19,671	25,002	27,588	New Mexico	93,684	88,071	27,791
Colorado	934,382	937,084	937,982	New York	22,038	20,852	16,560
Connecticut	-	200,000	200,000	North Carolina	542,416	508,617	392,872
Delaware	24,776	26,039	27,223	North Dakota	167,587	138,788	113,668
District of Columbia	-	8,826	9,069	Ohio	379,854	378,027	367,607
Florida	545,923	559,880	586,228	Oklahoma	555,027	529,591	520,302
Georgia	1,418,012	1,542,093	1,473,464	Oregon	314,274	309,006	300,871
Hawaii	25,534	7,214	9,229	Pennsylvania	431,088	400,330	379,504
Idaho	144,200	151,287	154,996	South Carolina	513,456	518,224	435,156
Illinois	766,972	715,296	728,541	South Dakota	206,888	169,122	153,815
Indiana	577,371	633,245	637,271	Tennessee	53,671	59,213	68,158
Iowa	425,318	419,769	557,553	Texas	3,145,724	3,512,178	3,114,889
Kansas	854,391	791,092	822,599	Utah	545,441	558,351	569,537
Kentucky	327,097	373,809	285,166	Vermont	51,370	59,269	66,049
Louisiana	303,991	287,826	334,339	Virgin Islands	-	-	536,026
Maine	8,936	7,933	11,416	Virginia	276,680	386,849	357,377
Maryland	194,435	203,973	223,779	Washington	159,160	167,533	182,471
Michigan	154,460	179,082	218,037	West Virginia	17,678	2,628	2,921
Minnesota	736,496	775,984	785,774	Wisconsin	413,659	414,891	418,361
Mississippi	378,198	378,518	400,138	Wyoming	126,434	109,436	115,759
Missouri	929,770	771,235	780,959	Total	$18,911,742	$19,324,676	$19,338,405

The service territories of our electric and telecommunications members and associates are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our members provide essential electric and telecommunications services to customers in rural areas covering approximately 70 percent of the land mass of the contiguous United States. Each system is separate from other systems and there is significant variance in the size of each system, thus each system’s capital requirements vary. At May 31, 2012, 2011 and 2010, loans outstanding to any one borrower did not exceed 2.6 percent, 2.6 percent and 2.7 percent, respectively, of total loans outstanding. At May 31, 2012, the top 10 borrowers held 15 percent of total loans outstanding compared with 17 percent and 18 percent of total loans outstanding at May 31, 2011 and 2010, respectively.

At May 31, 2012, 2011 and 2010, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 17 percent, 18 percent and 16 percent, respectively, of total loans outstanding. One other state had a loan concentration of 8 percent and no other state had a loan concentration exceeding 5 percent at May 31, 2012, 2011 and 2010. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared with other states at May 31, 2012:
•	Texas has the largest number of total borrowers compared with other states (see table on page 15); and
•	Texas has the largest number of power supply systems (10 of our 71 power supply systems), which require significantly more capital than distribution systems and telecommunications systems.

CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to a borrower based on the borrower’s risk profile, the type of facility and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. The respective boards of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements, loan participations or loan sales to manage credit concentrations.

Total exposure, as defined by the policies, generally includes the following:
•	loans outstanding, excluding loans guaranteed by RUS;
•	our guarantees of the borrower’s obligations including letters of credit commitments;
•	unadvanced loan commitments;
•	borrower guarantees to us of another borrower’s debt; and
•	any other indebtedness with us, unless guaranteed by the U.S. government.

The calculation of total exposure includes facilities that are approved but not yet closed and facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or eventually cancelled.

Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2012, 2011 and 2010, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2012	% of Total	2011	% of Total	2010	% of Total
Long-term	$5,437,881	38%	$5,461,484	39%	$5,154,990	36%
Line of credit	8,691,543	62	8,609,191	61	9,039,448	64
Total	$14,129,424	100%	$14,070,675	100%	$14,194,438	100%

CFC	$13,028,657	92%	$13,074,685	93%	$13,248,732	93%
RTFC	341,792	2	366,060	3	441,719	3
NCSC	758,975	6	629,930	4	503,987	4
Total	$14,129,424	100%	$14,070,675	100%	$14,194,438	100%

A total of $1,303 million, $999 million and $931 million of line of credit unadvanced commitments at May 31, 2012, 2011, and 2010, respectively, represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan.

The remaining available amounts at May 31, 2012, 2011 and 2010 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The above items all contribute to our expectation that a large portion of the unadvanced commitments reported at May 31, 2012 will expire without being utilized.

Conversion of Loans
A borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee. Generally, a borrower may convert its long-term loan from a fixed rate to another fixed rate or to a variable rate at any time in exchange for an administrative fee plus a make-whole premium, if applicable, based on current loan policies.

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

The following tables summarize our secured and unsecured loans outstanding by loan and borrower type at May 31:

(dollar amounts in thousands)	2012				2011
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,168,857	97%	$574,057	3%	$15,583,068	95%	$821,872	5%
Long-term variable-rate loans	661,115	86	103,700	14	1,207,580	94	70,811	6
Loans guaranteed by RUS	219,084	100	-	-	226,695	100	-	-
Line of credit loans	205,143	17	979,786	83	107,193	8	1,307,457	92
Total loans	$17,254,199	91	$1,657,543	9	$17,124,536	89	$2,200,140	11

Total by borrower type:
CFC	$16,317,195	92%	$1,428,702	8%	$16,180,454	90%	$1,761,025	10%
RTFC	549,085	96	22,481	4	628,020	73	231,102	27
NCSC	387,919	65	206,360	35	316,062	60	208,013	40
Total loans	$17,254,199	91	$1,657,543	9	$17,124,536	89	$2,200,140	11

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

The following table provides a breakout of guarantees outstanding by type and member class at May 31:

(dollar amounts in thousands)	2012	2011	2010
Total by guarantee type:
Long-term tax-exempt bonds	$573,110	$599,935	$601,625
Indemnifications of tax benefit transfers	49,771	59,895	69,982
Letters of credit	509,514	327,201	380,076
Other guarantees	116,935	117,957	119,426
Total	$1,249,330	$1,104,988	$1,171,109

Total by member class:
CFC:	2012		2011		2010
Distribution	$340,385	27%	$217,099	20%	$221,903	19%
Power supply	854,444	68	817,618	74	884,828	75
Statewide and associate	7,202	1	20,807	2	22,032	2
CFC Total	1,202,031	96	1,055,524	96	1,128,763	96
RTFC	1,026	-	821	-	636	-
NCSC	46,273	4	48,643	4	41,710	4
Total	$1,249,330	100%	$1,104,988	100%	$1,171,109	100%

Guarantees of Long-Term Tax-Exempt Bonds
We guarantee debt issued for our members’ construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities. Governmental authorities issue such debt on a non-recourse basis and the interest thereon is exempt from federal taxation. The proceeds of the offering are made available to the member system, which in turn is obligated to pay the governmental authority amounts sufficient to service the debt. The debt we guarantee may include short- and long-term obligations.

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

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days, weekly, each five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member that issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. At May 31, 2012, 2011, and 2010, we were the guarantor and liquidity provider for $498 million, $524 million, and $549 million, respectively, of tax-exempt bonds issued for our member cooperatives. During the years ended May 31, 2012, 2011, and 2010 we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

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

Letters of Credit
In exchange for a fee, we issue irrevocable letters of credit to support members’ obligations to energy marketers, other third parties and to the USDA Rural Business and Cooperative Development Service. Each letter of credit is supported by a reimbursement agreement with the member on whose behalf the letter of credit was issued. In the event a beneficiary draws on a letter of credit, the agreement generally requires the member to reimburse us within one year from the date of the draw, with interest accruing from that date at our line of credit variable interest rate.

Other Guarantees
We may provide other guarantees as requested by our members. These guarantees may be made on a secured or unsecured basis with guarantee fees set to cover our general and administrative expenses, a provision for losses and a reasonable margin.

Total guarantees outstanding by state and territory based on the location of the system’s headquarters, is summarized as follows at May 31:

(dollar amounts in thousands)
State/Territory	2012	2011	2010	State/Territory	2012	2011	2010
Alabama	$267,795	$195,124	$198,018	Montana	$79	$88	$71
Alaska	109,714	6,757	3,884	Nebraska	259	7	11
American Samoa	5	1	1	Nevada	59,169	51,099	47,018
Arizona	25,257	26,674	29,967	New Hampshire	13,423	20,213	26,063
Arkansas	545	2,425	4,309	New Jersey	925	-	-
California	208	269	333	New Mexico	1,056	11,456	1,025
Colorado	50,636	51,239	51,964	New York	61	79	96
Delaware	14	8	12	North Carolina	102,235	100,699	105,871
District of Columbia	-	13,000	14,900	North Dakota	3,886	4,529	5,197
Florida	17,073	11,169	12,058	Ohio	6	3,004	4,005
Georgia	29,446	25,339	27,890	Oklahoma	982	823	800
Hawaii	1,300	1,300	1,300	Oregon	778	23,605	23,452
Illinois	59,586	62,900	79,854	Pennsylvania	23,882	11,593	12,622
Indiana	336	24	19	South Carolina	1,064	835	645
Iowa	6,826	7,465	6,269	South Dakota	46	8	24
Kansas	32,809	37,664	39,632	Tennessee	2,694	4,573	3,747
Kentucky	54,873	67,932	82,562	Texas	183,955	182,836	219,754
Louisiana	184	244	407	Utah	5,025	-	-
Maine	8	8	9	Vermont	2,600	2,100	1,100
Maryland	49,730	27,028	37,048	Virginia	2,020	2,213	2,552
Michigan	3,154	2,132	5,131	Washington	5	11	9
Minnesota	1,743	2,153	1,576	Wisconsin	23,892	24,317	452
Mississippi	61,053	65,044	58,296	Wyoming	2	2	5
Missouri	48,991	54,999	61,151	Total	$1,249,330	$1,104,988	$1,171,109

Our Lending Competition

Electric Lending
RUS is the largest lender to electric cooperatives. RUS provides long-term secured loans. CFC offers its members financial products and services that supplement and complement those of RUS and, therefore, CFC does not consider RUS to be a competitor. CFC competes with banks and other financial institutions to make bridge loans that are needed by electric cooperatives in anticipation of obtaining long-term funding from RUS, the portion of a loan that RUS is unable to provide, and loans to members that have elected not to borrow from RUS. For the federal government fiscal year ending September 30, 2012, authorized lending levels under the RUS electric loan program were $100 million for hardship loans and $6,500 million for loan guarantees.

Our primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. In addition, members may obtain funding from commercial banks or may be large enough to directly access the capital markets for funding. As a result, we are competing with the pricing and funding options the member is able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationship we have developed with the majority of our members.

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

CFC has established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual net earnings in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by the CFC Board of Directors, the contributions to the funds are distributed through the electric cooperative statewide associations. Since 1986,

CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund. This program is funded through voluntary contributions from members, and amounts are distributed to applicants who establish that all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity, or that it faces a significant threat in its ability to continue to provide electric or other energy services to customers.

CFC also offers its members additional services to enhance member operations including:
•
Return of net earnings through the retirement of patronage capital. The laws of the District of Columbia require CFC to allocate but not retire patronage capital. However, CFC maximizes members’ returns by retiring a portion of patronage capital to members in cash to reduce their effective cost of borrowing each year based on approval by its board of directors.

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

•
CFC RateWatch™. This service allows members to monitor certain interest rates and alerts borrowers when fixed rates reach a maximum or minimum level specified by the borrower. Members can lock in a current interest rate for any term specified on expected future borrowings to mitigate risk, subject to certain fees. Borrowers with variable-rate loans are notified when fixed rates reach the selected level and have the option of converting at that time or of resetting CFC RateWatch at a new level. CFC offers this service to members free of charge.

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

Our rural electric borrowers are mostly private companies; thus, the overall size of the rural electric lending market cannot be determined from public information. We estimate the size of the overall rural electric lending market from the annual financial and statistical reports filed with us by our members using calendar year data; however, there are certain limitations with regard to these estimates, including the following:
•	while the underlying data included in the financial and statistical reports may be audited, the preparation of the financial and statistical reports is not audited;
•	in some cases, not all members provide the annual financial and statistical reports on a timely basis to be included in summarized results; and
•	the financial and statistical reports do not include comprehensive data on indebtedness by lenders other than RUS.

According to financial data provided to us by our 809 reporting distribution systems and 59 reporting power supply systems as of December 31, 2011, and our 810 reporting electric cooperative distribution systems and 59 reporting power supply systems as of December 31, 2010, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows:

(dollar amounts in thousands)	2011	2010
Total long-term debt reported by members:
Distribution	$39,030,471	$37,503,616
Power supply	40,658,796	37,294,724
Less: long-term debt funded by RUS	(39,122,823)	(36,653,484)
Members’ non-RUS long-term debt	$40,566,444	$38,144,856

	2011	% of Total	2010	% of Total
Long-term debt funded by CFC	$16,516,682	41%	$16,998,173	45%
Long-term debt funded by other lenders	24,049,762	59	21,146,683	55
Members’ non-RUS long-term debt	$40,566,444	100%	$38,144,856	100%

Members’ long-term debt funded by CFC is further summarized by type below at December 31:

(dollar amounts in thousands)	2011	% of Total	2010	% of Total
Distribution	$13,184,791	80%	$13,373,765	79%
Power supply	3,331,891	20	3,624,408	21
Long-term debt funded by CFC	$16,516,682	100%	$16,998,173	100%

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports our members file with us or from CoBank, ACB’s public disclosure, but we believe that CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending
In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For the federal government fiscal year ending September 30, 2012, RUS has $690 million in annual lending authority for its traditional plant modernization and upgrade lending program of direct loans to rural telephone systems, the Telecommunications Infrastructure Loan program, and approximately $169 million in loans available under the Rural Broadband Access Loan and Loan Guarantee Program. In addition, the American Recovery and Reinvestment Act of 2009 provided RUS with $2,500 million of budget authority for loans and grants and the U.S. Department of Commerce’s National Telecommunications and Information Administration with $4,700 million in budget authority for grants to support the expansion of broadband service into unserved and underserved areas.

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

RTFC’s competition includes commercial banks and CoBank, ACB. The competitive market for providing credit to the rural telecommunications industry is difficult to quantify. Many rural telecommunications companies are not borrowers of RTFC, RUS or CoBank, ACB, and commercial banks generally do not publish information solely on their telecom portfolios.

As of December 31, 2011, RUS had approximately $4,570 million in long-term loans outstanding to telecommunications borrowers. At December 31, 2011, RTFC had a total of $584 million in long-term loans outstanding to telecommunications borrowers.

Our Regulation

CFC, RTFC and NCSC are not subject to state or federal regulatory oversight or compliance with regard to lending. CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to usury laws and laws governing mortgages.

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry. Of particular importance for our operations are the Act’s provisions imposing new requirements on certain entities that use derivatives, including requirements for margin and clearing. Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are still in process. Accordingly, it is difficult to fully assess the impact of the Dodd-Frank Act on CFC and the financial services industry at this time. The federal agencies have significant discretion in drafting the implementing rules and regulations of the Dodd-Frank Act. These rules may subject us to additional costs associated with any such changes. However, the full impact of the Dodd-Frank Act will not be known until all final rules are issued. In addition, the Dodd-Frank Act requires various studies and reports to be delivered to Congress, which could result in future legislative changes or regulatory action.

Recent developments with respect to the Dodd-Frank Act rulemakings that may have an impact on CFC include the following:
•
Derivatives Rulemakings — The U.S. Commodity Futures Trading Commission has issued final rules imposing new requirements on all swaps counterparties and end-users, including requirements addressing anti-fraud provisions, recordkeeping and reporting.

•
The U.S. Commodity Futures Trading Commission has issued a proposed rule that would exempt certain swaps executed by cooperatives from the mandatory swap clearing requirement. As a qualifying cooperative under the proposed rule, certain swaps entered into by CFC may be exempt from the swap clearing mandate if the U.S. Commodity Futures Trading Commission approves the final cooperative exemption rule as proposed.

•
Counterparties — We may be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of the banks, swap dealers and major swap participants, and other regulated entities that are our counterparties. This could include a prohibition that such entities that are CFC counterparties not enter into uncleared swaps unless supported by collateral. Such a requirement could result in costs imposed on CFC.

•
SEC Corporate Governance — The Dodd-Frank Act includes numerous provisions related to corporate governance and executive compensation, compensation clawbacks that may require us to make additional disclosures or alter controls and/or risk management.

We continue to review comments on proposed rulemakings and assess the impact of final rulemakings and other activities under the Dodd-Frank Act.

Our Members

At May 31, 2012, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,463 members and 261 associates.

The table below presents the total number of CFC, RTFC and NCSC members and associates and borrowers by state or U.S. territory and the percentage of total loans outstanding at May 31, 2012. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %	State/Territory	Number of Members (1)	Number of Borrowers	Loan Balance %
Alabama	34	26	1.99%	Missouri	74	49	4.92%
Alaska	32	18	2.61	Montana	40	26	0.65
American Samoa	1	-	-	Nebraska	39	9	0.11
Arizona	26	11	1.40	Nevada	9	5	0.99
Arkansas	30	20	2.98	New Hampshire	3	1	0.42
California	15	5	0.10	New Jersey	2	2	0.09
Colorado	46	27	4.94	New Mexico	25	16	0.49
Connecticut	1	-	-	New York	21	7	0.12
Delaware	2	1	0.13	North Carolina	48	31	2.87
District of Columbia	6	1	0.00	North Dakota	38	12	0.89
Florida	23	16	2.89	Ohio	51	28	2.01
Georgia	76	47	7.50	Oklahoma	54	28	2.94
Guam	2	-	-	Oregon	43	23	1.66
Hawaii	1	1	0.13	Pennsylvania	31	16	2.28
Idaho	19	14	0.76	South Carolina	41	25	2.72
Illinois	59	30	4.06	South Dakota	49	32	1.09
Indiana	67	44	3.05	Tennessee	30	19	0.28
Iowa	121	46	2.25	Texas	120	72	16.63
Kansas	67	40	4.52	Utah	12	6	2.88
Kentucky	41	25	1.73	Vermont	8	5	0.27
Louisiana	19	13	1.61	Virginia	27	19	1.46
Maine	7	3	0.05	Washington	21	11	0.84
Maryland	3	3	1.03	West Virginia	4	2	0.09
Massachusetts	1	-	-	Wisconsin	69	27	2.19
Michigan	31	16	0.82	Wyoming	16	13	0.67
Minnesota	90	53	3.89	Total	1,724	969	100%
Mississippi	29	25	2.00
(1) Includes associates.

CFC
Each of CFC’s distribution and power supply members received or is eligible to receive financing from RUS. One of the criteria for eligibility for RUS financing is a “rural area” test. Thus, as an entity that supplements RUS financing, CFC relies on the definition of “rural” as specified in the Rural Electrification Act, as amended. “Rural” is defined in the Rural Electrification Act as any area other than a city, town or unincorporated area that has a population of more than 20,000, or any area within the service area of a borrower who, at the date of enactment of the Food, Conservation, and Energy Act of 2008, had an outstanding RUS electric loan. The definition of “rural” under the act permits an area to be defined as “rural” regardless of the development of such area subsequent to the approval of the outstanding loan. Thus, if an RUS borrower met the “rural area” definition at the time of its first loan origination from RUS and continues to have outstanding RUS loans, RUS has the authority to continue lending to the entity regardless of subsequent population growth in its service territory. Similar to RUS, CFC establishes eligibility only at the time a system initially borrows from CFC, and that eligibility, as it relates to the “rural area” test, is based on a determination of whether the system borrowed or is eligible to borrow from RUS.

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

Class D – National Associations of Cooperatives
National associations of cooperatives that are Class A, Class B and Class C members, provided said national associations have, at the time of admission to membership in CFC, members domiciled in at least 80 percent of the states in the United States. The National Rural Electric Cooperative Association (“NRECA”) is our sole Class D member.

In addition, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members are eligible to be an associate of CFC.

CFC Class A, B, C and D members are eligible to vote on matters put to a vote of the membership. Associates are not eligible to vote on matters put to a vote of the membership.

At May 31, 2012, CFC’s membership included:
•	838 Class A distribution systems;
•	71 Class B power supply systems;
•	66 Class C statewide and regional associations, including NCSC; and
•	1 Class D national association of cooperatives.

In addition, CFC had 53 associates, including RTFC, at May 31, 2012.

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

At May 31, 2012, RTFC’s membership included 488 members and five associates. CFC is not a member of RTFC. RTFC’s members and associates consist of 193 not-for-profit entities and 300 for-profit entities at May 31, 2012.

NCSC
Membership in NCSC is limited to organizations that are Class A members of CFC, or eligible for such membership, and CFC. At May 31, 2012, NCSC’s membership included 374 distribution systems and CFC. All of the NCSC distribution members are also CFC members.

In addition, NCSC had 204 associates at May 31, 2012. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide benefit to Class A, B and C members of CFC.

Corporate Governance

CFC
Pursuant to the CFC Bylaws, there are 11 districts, comprising 10 districts for the general membership and one for the Class D membership. Pursuant to its bylaws, CFC holds an annual meeting of the members each calendar year. The board of directors also calls a meeting annually of the members for each of districts 1 to 10 for the purpose of electing a nominating committee, or electing directors or both. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members.

The business and affairs of CFC are governed by a board of up to 23 directors that exercises all of the powers of CFC except such as are by law, the Articles of Incorporation or the bylaws conferred upon or reserved to the members.

Each district is represented by two board members. In districts 1 to 10, one of the two positions on the board of directors in each district is held by a person who is a trustee or director of a member organization within the district and the other position is held by a person who is a CEO or general manager of a member organization within the district. Additionally, two directors are designated by the Class D (District 11) member, the NRECA.

In addition to the 20 directors elected and two directors designated from the districts described above, if the board of directors in its discretion so determines, there may be one additional at-large director elected to serve on the board of directors of CFC from time to time. The at-large director is elected by the members and serves on the Audit Committee. No person is eligible to become or remain the at-large director unless the person (i) is a trustee, director, manager, chief executive officer or chief financial officer of a member of CFC or holds a comparable position of a member of CFC, (ii) satisfies the applicable requirements of an Audit Committee financial expert and (iii) is otherwise independent in accordance with Rule 10A-3 under the Securities Exchange Act and under the New York Stock Exchange standards, which the board of directors adopted to evaluate the independence of our directors. Since March 2007, CFC has had such an at-large director on its board of directors.

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

The CFC Board of Directors is responsible for the oversight and direction of risk management, while CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business. In fulfilling its risk management oversight duties, the CFC Board of Directors receives periodic reports on business activities from executive management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance group, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. The CFC Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings. The board of directors establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. See Credit Policies, Process and Monitoring beginning on page 6 for more information about the role of our board of directors in our lending business.

RTFC
The business affairs of RTFC are governed by a board of no less than five and no more than 10 directors. Pursuant to the RTFC Bylaws, there are five districts for the membership, and no less than one director must be a director, trustee, officer or manager of a member in each of the five districts. Directors are elected at the annual meeting of the members. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members. There are no CFC directors, officers or employees that serve as a director of RTFC.

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

One of the loan policies established by the RTFC Board of Directors sets forth the loan guidelines and credit products established to implement the corporate purpose and program objectives of RTFC. Loans and guarantees are made to members, affiliates of members and associates that meet applicable financial and feasibility criteria, security requirements and conditions as established for each type of loan pursuant to RTFC’s practices and procedures in effect at the time. A credit analysis is conducted by staff during the underwriting process for each application to determine if the applicant has the ability to meet its obligations and RTFC’s financial standards and if the proposed structure provides adequate security for each secured credit facility. The RTFC Board of Directors delegates to the Chief Executive Officer or the Chief Executive Officer’s designee(s) the authority to implement this policy.

NCSC
The business affairs of the association are governed by a board of 11 directors. Pursuant to the NCSC Bylaws, there are five districts for the general membership and one district for CFC. The five general membership districts are represented by two directors, one of which must be a director or trustee of a member and one of which must be a CEO of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members. The sole member of the sixth district, CFC, nominates one director for election by the members.

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

The NCSC Board of Directors reserves the authority to approve certain loans and guarantees based on the loan amount, credit quality and other criteria established by the board of directors from time to time. During intervals between board meetings, the Executive Committee may consider and approve financing arrangements that require approval by the full board. The board of directors delegates to the Chief Executive Officer or to the Chief Executive Officer’s designee(s) the authority to approve certain financing arrangements up to certain dollar thresholds and with certain credit characteristics and also authorizes the Chief Executive Officer to establish an internal Corporate Credit Committee.

One of the loan policies established by the NCSC Board of Directors sets forth the loan guidelines and credit products established to implement the corporate purpose and program objectives of NCSC. Loans and guarantees are made to members and associates that meet applicable financial and feasibility criteria, security requirements, and conditions as established for each type of loan pursuant to NCSC’s practices and procedures in effect at the time. A credit analysis is conducted by staff during the underwriting process for each application to determine if the applicant has the ability to meet its obligations and NCSC’s financial standards and if the proposed structure provides adequate security for each secured credit facility. The NCSC Board of Directors has delegated to the Chief Executive Officer or the Chief Executive Officer’s designee(s) the authority to implement this policy.

Rural Electric Industry

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas. Principally through the creation of local electric cooperatives originally financed under the Rural Electrification Act loan program in 47 states and three U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11 percent in 1934 to almost 100 percent currently. According to 2009 data from the U.S. Energy Information Administration, rural electric systems serve approximately 13 percent of all consumers of electricity in the United States and its territories and serve about seven consumers per mile of line, compared with 35 customers per mile of line for investor-owned utilities. Rural electric systems account for approximately 11 percent of total sales of electricity and own about 5 percent of the nation’s electricity generating capacity.

RUS makes insured loans and loan guarantees and provides other forms of financial assistance to electric borrowers. RUS is authorized to make direct loans to systems that qualify for the hardship program (5 percent interest rate), the municipal rate program (based on a municipal government obligation index), and a treasury rate program (at treasury plus 1/8 percent). RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank). RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are secured by a mortgage or indenture on substantially all of the system’s assets and revenue.

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

Electric Systems and Associations
Distribution Systems
Distribution systems are utilities engaged in retail sales of electricity to residential and commercial consumers in their defined service areas generally on an exclusive basis using their distribution infrastructure including substations, wires and related support systems. Distribution systems are cooperatives owned by the customers they serve. Distribution systems vary in size from small systems that serve a few thousand customers to large systems that serve more than 200,000 customers. Thus, the amount of loan funding required by different distribution systems varies significantly. Distribution systems may serve customers in more than one state.

Most distribution systems have all-requirements power purchase contracts with their power supply systems, which are owned and controlled by the member distribution systems. Wholesale power for resale also comes from other sources, including power supply contracts with government agencies, investor-owned utilities and other entities, and, in some cases, the distribution systems own generating facilities.

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

National Associations of Cooperatives
The NRECA represents cooperatives nationally. It provides training, sponsors regional and national meetings, and provides legislative, regulatory, media, and related representation for all rural electric cooperatives.

Electric Member Competition
The movement toward electric competition at the retail level has largely ceased. The electric utility industry has settled into a “hybrid” model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. As of May 31, 2012, retail customer choice is active in 15 states. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few consumers served by CFC members have switched from the traditional supplier.

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

Electric Member Regulation
There are 14 states that fully or partially regulate the rates electric cooperative systems charge. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. In these 14 states, we had 154 distribution members and 12 power supply members with a total of $3,936 million, or 21 percent, of loans outstanding at May 31, 2012, $1,906 million of which was to borrowers in Georgia and Utah that have partial oversight authority over the cooperatives’ rates, but not the specific authority to set rates. There are 11 states that allow cooperatives the right to opt in or out of state regulation. There are 20 states that regulate electric systems’ issuance of debt (although one of these states, New Mexico, does not regulate any loans to RUS borrowers). FERC also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. At the federal level, the U.S. Environmental Protection Agency (“EPA”) has been pursuing an active regulatory agenda through a substantial number of rulemakings. Estimates indicate that regulations affecting cooling water intake structures, coal ash disposal, hazardous air pollutants, including mercury, and interstate transport of air pollutants will force the electric utility industry to incur capital costs to comply with these regulations and possibly retire from 34,000 to 59,000 megawatts of coal-fired generating capacity by 2018. Additionally, the EPA began the process for regulating greenhouse gas emissions earlier this year by issuing proposed rules concerning new source performance standards for carbon emissions from new fossil fuel-based power plants. This new regulation, along with other factors including the current low price of natural gas, is likely to halt development of new coal-fired generation in the near term. Additional greenhouse gas emissions regulations, if any, on existing power plants could force measures on the industry to reduce power plant greenhouse gas emissions from these existing coal-fired generation units. If enacted, such requirements could significantly raise the cost of electricity generated from fossil fuel plants. While we cannot currently estimate projected expenditures related to these laws and regulations for our members, we believe the financial impact of these laws and regulations on our members will generally be less than the impact on the broader electric utility industry and that the associated costs can be passed through to their customers.

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

Rural telecommunications companies, excluding Verizon, AT&T and CenturyLink, provide service to less than 15 percent of the approximately 120 million end-user switched access lines. These rural companies range in size from fewer than 100 customers to more than 5 million. Annual operating revenues for individual rural telecommunications companies range from less than $0.1 million to more than $3,000 million. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless voice and data, cable television and high-speed Internet access. Most rural telecommunications companies’ networks incorporate digital switching, fiber optics, Internet protocol (IP) telephony and other advanced technologies.

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

The national goal of universal service is accomplished through a support mechanism, the Universal Service Fund, that is required by law to be: (i) sufficient to ensure that rural customers receive reasonable rates and services compared with urban customers and (ii) portable; that is, available to all eligible providers. The Universal Service Fund provides support for rural local exchange carriers with costs significantly above the national average. In addition, implicit subsidies long contained in the access charges that local telecommunications companies levy on long-distance carriers have been reduced. As these access charges have been reduced, rural local exchange carriers have been made whole by cost recovery provided by the Universal Service Fund. The Universal Service Fund is an important revenue source for most rural local exchange carriers.

The nexus between competition and universal service is the issue of competitor eligibility for universal service funding—the “portability” feature of the Universal Service Fund. As noted above, few wireline competitors attempted to enter rural markets. Numerous wireless carriers have extended their coverage areas into rural markets. By obtaining competitive eligible telecommunications carrier status from state and federal regulators (as provided for in the Telecom Act), these wireless carriers are able to receive universal service funds based on the incumbent local exchange carriers’ costs (the “identical support” rule). This has led to growth in claims on the fund and great concern for its sustainability. The Universal Service Fund’s current contribution base of interstate telecommunications revenue is shrinking as traditional long distance minutes-of-

use decline due to wireless nationwide calling plans, e-mail and voice-over-Internet protocol substitution. Increased demand for funding from the Universal Service Fund has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) to increase to 16 percent of interstate and international long distance revenue for the second quarter of calendar year 2012, compared with approximately 10 percent five years ago.

Telecommunications Regulation
Rural telecommunications systems generally are regulated at the state and federal levels. Most state commissions regulate local service rates and intrastate access rates and some regulate telecommunications company borrowing. The Federal Communications Commission (“FCC”) regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations. Some rural telecommunications systems have affiliated companies that are not regulated.

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

On October 27, 2011 the FCC adopted an order to reform the Universal Service Fund and intercarrier compensation systems. This comprehensive plan was intended to restructure the Universal Service Fund to support broadband deployment to unserved parts of the country going forward and revamp the rates carriers pay each other to connect local calls.

The Universal Service Fund is to be transformed, in stages, over a multi-year period, from a mechanism to support voice telephone service to one that supports the deployment, adoption, and utilization of both fixed and mobile broadband. The existing Universal Service Fund was criticized as failing to direct money where it is needed in rural America. As a result, some rural areas have access to broadband but many do not. The High-Cost Fund (the mechanism through which local exchange carriers received support to help provide services in rural areas) is to be phased out and replaced with a new Connect America Fund with a firm budget set at no more than $4,500 million per year over the next six years. The Connect America Fund includes the targeted Mobility Fund to support the deployment of wireless broadband networks to unserved areas and the Remote Areas Fund, to ensure affordable access to broadband networks for the most remote areas in the nation.

In regard to intercarrier compensation systems, the FCC’s order included immediate reforms aimed at curbing arbitrage schemes, phantom traffic, and other such schemes as well as a multiyear “glide path” toward comprehensive reform of the intercarrier compensation systems payment framework. The ultimate goal is bill-and-keep, a system where carriers look first to their subscribers to cover the costs of the networks, then to explicit universal service support where necessary.

The rural telecommunications industry is actively participating in this regulatory reform process. At this stage, the outcome of the proposed rulemaking is unclear; however, the impending changes to the revenue mechanisms for rural telecommunications companies will affect each company differently and revenue shortfalls are expected to be addressed through a waiver process established by the FCC or adjustments to local service rates.

Disaster Recovery

We have continued to use a comprehensive disaster recovery and business continuity plan since May of 2001. The plan establishes the basic principles and framework necessary to ensure emergency response, resumption and recovery, restoration and permanent recovery of the CFC’s operations and business activities during a business interruption event. This plan includes a duplication of our production information systems at an offsite facility coupled with an extensive business continuity and recovery process to leverage those remote systems.

All of CFC’s business units develop, exercise, test and maintain business resumption plans for the resumption and recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. Specifically, we conduct disaster recovery exercises twice a year that include both the information technology group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

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

CFC
Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior period losses, if any.

An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

Currently, CFC has one additional board-approved reserve, the members’ capital reserve. The CFC Board of Directors determines the amount of net earnings that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents net earnings that CFC holds to increase equity retention. The net earnings held in the members’ capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by the CFC Board of Directors.

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the members’ patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. The CFC Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the members to which it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves.

Pursuant to CFC’s bylaws, the CFC Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. The current policy of the CFC Board of Directors is to retire 50 percent of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50 percent for 25 years to fund operations. The amount and timing of future retirements remains subject to annual approval by the CFC Board of Directors, and may be affected by CFC’s financial condition and other factors. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

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

Pursuant to RTFC’s bylaws, the RTFC Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC provides notice to its members of the amount allocated and retires 20 percent of the allocation for that year in cash prior to the filing of the applicable tax return. Any additional amounts are retired as determined by the RTFC Board of Directors with due regard for RTFC’s financial condition. There is no effect on the balance of equity due to the allocation of net earnings to members or board-approved reserves. The retirement of amounts previously allocated to members or amounts disbursed from board-approved reserves reduces the balance of RTFC equity.

NCSC
In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated to the reserves. Net earnings may first be used to offset prior period losses, if any.

Pursuant to NCSC’s bylaws, the NCSC Board of Directors shall determine the method, basis, priority and order of amounts allocated and retired. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when patronage sourced net earnings will be retired. There is no effect on the balance of equity due to the allocation of net earnings. The amounts disbursed from board-approved reserves reduce the balance of NCSC equity.

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

Employees

At May 31, 2012, we had 219 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. We believe that our relations with our employees are good.

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
We depend on access to the capital markets and other sources of financing, such as our revolving credit agreements, investment from our members, private debt issuances through the Federal Agricultural Mortgage Corporation, and funding from the Federal Financing Bank through the Guaranteed Underwriter program, to fund new loan advances and refinance our long-term and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us. Market disruptions, downgrades to our long-term debt and/or short-term debt ratings, adverse changes in our business or performance, downturns in the rural electric or rural telephone industries and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or the Federal Agricultural Mortgage Corporation, or by changes in federal law or the Guaranteed Underwriter program.

Our funding needs are determined primarily by scheduled long- and short-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled amortization of loans previously made by us. If we are unable to timely issue debt into the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan from the market. At May 31, 2012, fixed-rate loans funded with variable-rate debt totaled $876 million, or 4 percent of total assets and total assets excluding derivative assets.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in prepayments on long-term fixed-rate loans scheduled to reprice. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. At May 31, 2012, $1,800 million of fixed-rate loans have a fixed-rate term scheduled to reprice during the next 12 months.

Competition from other lenders could impair our financial results.
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members which have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. Competition may limit our ability to raise rates to cover all increases in costs and may negatively impact net income. Raising our interest rates to cover increased costs could cause a reduction in new lending business.

Our elected directors also serve as officers or directors of certain of our individual member cooperatives, which may result in a potential conflict of interest with respect to loans, guarantees and extensions of credit that we may make to or on behalf of such member cooperatives.
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by the NRECA and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. To address the conflict of interest inherent in our credit and lending activities with respect to any member that has one of its officers or directors sitting on the CFC Board of Directors, all loans, guarantees and other extensions of credit to such member are required to be approved by the CFC Board of Directors or the Loan Committee of the CFC Board of Directors, with the interested director being recused from receipt of the written materials and the discussions and the vote on the approval of the proposed loan, guarantee or extension of credit. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency and certain other lines of credit. All such loan requests are required to go through the same underwriting process and review as other loan requests before being submitted to the board of directors or Loan Committee for approval. Unlike FDIC-insured banking institutions, we are not subject to federal or state regulation, examination or oversight with regard to our lending activity.

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

At May 31, 2012, we were a party to derivative instruments with notional amounts totaling $8,996 million. At May 31, 2012, the highest concentration of total notional exposure to any one counterparty was 18 percent of total derivative instruments. Based on the fair market value of our derivative instruments at May 31, 2012, there were three counterparties that would be required to make payments to us totaling $45 million if all of our derivative instruments were terminated on that date. The largest amount owed to us by a single counterparty was $26 million, or 57 percent of the total payments owed to us at May 31, 2012.

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
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2012, we may be required to make a payment of up to $290 million if our senior unsecured ratings from Moody’s Investors Service falls to or below Baa1 or from Standard & Poor’s Corporation falls to or below BBB+ and all agreements for which we owe amounts are terminated. In calculating the required payments, we only considered agreements that, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

At May 31, 2012, our senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks from Moody’s Investors Service and Standard & Poor’s Corporation, such rating outlooks may provide an indication of possible future movement in the ratings. At May 31, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Our concentration of loans to borrowers within the rural electric industry could impair our revenue if that industry experiences economic difficulties.
At May 31, 2012, approximately 97 percent of our total exposure was to rural electric cooperatives. Factors that have a negative impact on our member rural electric cooperatives’ financial results could also impair their ability to make payments on our loans. If our members’ financial results materially deteriorate, we could be required to increase our loan loss allowance through provisions for loan loss on our income statement that would reduce reported net income.

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
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal taxation under Section 501(c)(4) of the Internal Revenue Code (other than any net income from an unrelated trade or business). In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s current bylaws and incorporating statute.

If CFC were to lose its status as a 501(c)(4) organization, we believe that it would be subject to the tax rules generally applicable to cooperatives under Subchapter T of the Internal Revenue Code. As a Subchapter T cooperative, CFC would be allowed to allocate its patronage-sourced income to its members and take a deduction for the amount of such patronage dividends that are paid in cash or qualified written notices of allocation. However, CFC would be taxed as a regular corporation on income in excess of allowed deductions, if any.

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

We are required to pledge eligible distribution system or power supply system loans as collateral equal to at least 100 percent of the outstanding balance of debt issued under a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. We are also required to maintain distribution and power supply loans as collateral on deposit equal to at least 100 percent of the outstanding balance of debt under the Guaranteed Underwriter program of the USDA, which supports the Rural Economic Development Loan and Grant program. Collateral coverage under 100 percent for either of these debt programs constitutes an event of default, which if not cured within 30 days, could result in creditors accelerating the repayment of the outstanding debt principal before the stated maturity. This poses a liquidity risk of possibly not having enough cash or committed credit available to repay the debt. In addition, we would be unable to issue new debt securities under the applicable debt agreement, which could impair our ability to fund new loan advances and refinance maturing debt.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

CFC owns approximately 141,000 square feet of office, meeting and storage space that serves as its new headquarters in Loudoun County, Virginia, effective September 2011. The building was constructed using 16 of 42 acres of land we own in Loudoun County, Virginia. The remaining acreage allows for any potential future expansion. The new headquarters is pursuing Gold certification under the Leadership in Energy and Environmental Design for New Construction rating system created by the U.S. Green Building Council.

The lease for our previous headquarters in Fairfax County, Virginia, expired on October 17, 2011.

Item 3.	Legal Proceedings.

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been taken with respect to any legal proceedings at this time. Legal proceedings are, however, subject to inherent uncertainties, and unfavorable rulings could occur that could have individually or in aggregate, a material adverse effect on our business, financial condition, or operating results. Related to the

ICC bankruptcy proceedings, ICC’s former indirect majority shareholder and former chairman, and related parties, continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC anticipates that it will continue to be engaged in defense of those assertions on many fronts, as well as pursuing claims of its own.

Item 4.	Mine Safety Disclosures.

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended and as of May 31:

(dollar amounts in thousands)
For the year ended May 31:	2012	2011	2010	2009	2008
Interest income	$960,961	$1,008,911	$1,043,635	$1,070,764	$1,051,393
Net interest income	199,183	167,831	131,524	135,743	120,125
Derivative losses (1)	(236,620)	(30,236)	(20,608)	(47,028)	(71,710)
(Loss) income prior to income taxes (2)	(151,404)	152,542	110,251	(78,871)	36,311
Net (loss) income (3)	(148,797)	151,215	110,547	(73,770)	39,646

Fixed-charge coverage ratio/TIER (3)(4)	-	1.18	1.12	-	1.04
Adjusted TIER (5)	1.10	1.21	1.12	1.10	1.15

As of May 31:
Loans to members	$18,919,612	$19,330,797	$19,342,704	$20,192,309	$19,029,040
Allowance for loan losses	(143,326)	(161,177)	(592,764)	(622,960)	(514,906)
Assets	19,951,335	20,561,622	20,143,215	20,982,705	19,379,381
Short-term debt	4,493,434	5,842,924	4,606,361	4,867,864	6,327,453
Long-term debt (6)	12,151,967	11,293,249	12,054,497	12,720,055	10,173,587
Subordinated deferrable debt	186,440	186,440	311,440	311,440	311,440
Members’ subordinated certificates (7)	1,722,744	1,801,212	1,810,715	1,740,054	1,406,779
Members’ equity (8)	814,683	790,241	669,355	604,316	613,082
Total equity	490,755	687,309	586,767	519,100	680,212
Guarantees	1,249,330	1,104,988	1,171,109	1,275,455	1,037,140

Leverage ratio (4)	42.20	30.52	35.33	41.88	29.01
Adjusted leverage ratio (5)	6.46	6.48	6.34	7.06	7.48
Debt-to-equity ratio (4)	39.65	28.92	33.33	39.42	27.49
Adjusted debt-to-equity ratio (5)	6.01	6.09	5.93	6.59	7.04
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
(2) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, for the year ended May 31, 2010.
(3) For the years ended May 31, 2012, 2011, 2010 and 2009, the fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our times interest earned ratio (“TIER”) calculation. For the year ended prior to May 31, 2009, the fixed-charge coverage ratio is the same calculation as our TIER as we did not have any capitalized interest during that period. For the years ended May 31, 2012 and 2009, earnings were insufficient to cover fixed charges by $149 million and $74 million, respectively.
(4) See Non-GAAP Financial Measures in Management’s Discussion and Analysis for the GAAP calculations of these ratios.
(5) Adjusted ratios include non-GAAP adjustments that we make to financial measures in assessing our financial performance. See Non-GAAP Financial Measures in Management’s Discussion and Analysis for further explanation of these calculations and a reconciliation of the adjustments.
(6) Excludes $1,247 million, $2,523 million, $2,312 million, $2,580 million, and $3,177 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2013, 2012, 2011, 2010, and 2009, respectively (see Note 5 to the consolidated financial statements).
(7) Excludes $17 million and $12 million of members’ subordinated certificates reported as short-term debt at May 31, 2012 and 2011, respectively.
(8) Members’ equity represents total equity excluding foreign currency adjustments, derivative forward value, accumulated other comprehensive income and noncontrolling interest. See the Financial Condition/Liabilities and Equity section in Management’s Discussion and Analysis for further details of members’ equity and a reconciliation to total equity.

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

Executive Summary

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. We do not measure our performance or evaluate our business based on the GAAP measures, and the financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared with the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds CFC member loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio of no greater than 6.00-to-1.

Lending Activity
Loans outstanding at May 31, 2012, decreased by $413 million from the prior fiscal year end. During the first half of fiscal year 2012, there was a decrease in loans outstanding of $1,010 million, primarily due to $632 million of repayments mainly on power supply bridge loans and a $200 million telephone loan that matured. During the second half of fiscal year 2012, loan advances exceeded repayments by $597 million, primarily driven by the refinancing of other lenders’ debt and new bridge loan advances. At May 31, 2012, long-term fixed-rate loans totaled $16,743 million, or 89 percent, of loans outstanding, compared with $16,405 million, or 85 percent, of loans outstanding at the prior year-end. The primary reason for the increase in long-term fixed-rate loans was the placement on accrual status of the $420 million CoServ restructured loan at a fixed rate of 4.85 percent on October 1, 2011.

During the year ended May 31, 2012, $1,683 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $1,338 million selected a new long-term fixed rate; $220 million selected a long-term variable rate; $52 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $73 million were prepaid in full.

Funding Activity
During the year ended May 31, 2012, total debt outstanding decreased by $569 million. The primary reason for the decrease was the $1,233 million reduction to medium-term notes outstanding during the year offset by $800 million of new collateral trust bonds issued during the year. During the first half of fiscal year 2012, we redeemed early a total of $500 million of medium-term notes that had an original maturity date of March 1, 2012. On March 1, 2012, the remaining $1,000 million of the medium-term notes matured for a total reduction of $1,500 million during the year. Due to the lower loan balances during the year, we did not need to refinance the entire $1,500 million of medium-term notes. At May 31, 2012 and 2011, commercial paper, daily liquidity fund and bank bid notes outstanding represented 17 percent of total debt outstanding. At May 31, 2012 and 2011, collateral trust bonds represented 34 percent and 29 percent, respectively, of total debt outstanding while medium-term notes represented 13 percent and 19 percent, respectively, of total debt outstanding. Declining loan balances during the year reduced the amount of debt funding required; however, we were able to maintain the same utilization of commercial paper, daily liquidity fund and bank bid notes, while replacing higher cost maturing medium-term notes with new issuances of lower cost collateral trust bonds.

The $569 million decrease in total debt outstanding at May 31, 2012 was greater than the $413 million reduction to loans outstanding. The additional decrease in debt funding reflects a cash balance that was $102 million lower at May 31, 2012 as compared with the prior year-end. The cash balance was managed lower at year end to more effectively utilize cash.

In October 2011, we terminated two of our syndicated revolving credit agreements prior to their maturities and replaced them with two new facilities. The refinancing resulted in a $714 million decrease to the total commitment under revolving lines of credit that totaled $2,845 million at May 31, 2012. The fees on the new agreements are lower resulting in savings to us. Additionally, the maturity of the two new commitments will occur in October 2015 and 2016 compared with March 2012 and 2013 under the old commitments.

Financial Results
For the years ended May 31, 2012 and 2011, we reported a net loss of $149 million and net income of $151 million, respectively, and TIER of less than 1.00 and 1.18, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the years ended May 31, 2012 and 2011, our adjusted net income was $75 million and $175 million, respectively, and adjusted TIER was 1.10 and 1.21, respectively. The decrease in our adjusted net income was primarily due to a $65 million reduction to the recovery from the loan loss allowance and a $45 million impairment charge recorded related to our Caribbean Asset Holdings LLC (“CAH”) subsidiary during the third quarter of fiscal year 2012.

We experienced an increase of $25 million, or 16 percent, to our adjusted net interest income for the year ended May 31, 2012 as compared with the prior year. During the first half of fiscal year 2012, we redeemed early a total of $500 million of medium-term notes that had an original maturity date of March 1, 2012. The early redemption provided an estimated savings of approximately $16 million to our adjusted interest expense. We also recorded a charge in non-interest expense of $16 million to record the early redemption premium and to write off unamortized issuance costs. Therefore, excluding the early redemption savings that are offset by non-interest expenses, we experienced an increase of $9 million, or 6 percent, to our adjusted net interest income. The primary reason for the increase of $9 million to our adjusted net interest income was refinancing activity.

For the year ended May 31, 2012, we recorded a recovery of loan losses totaling $18 million, a decrease of $65 million from the recovery in 2011. The higher recovery for the year ended May 31, 2011 was due to reductions in the allowance for loan losses held for the impaired and general loan portfolios driven by the higher fair value of collateral securing impaired loans, principal repayments on impaired loans, improvement in the borrowers’ average internal risk rating, as well as updated credit default information and a lower weighted average maturity for the loans in the general portfolio.

During the third quarter of fiscal year 2012, we recorded impairment charges for goodwill and other assets related to our CAH subsidiary totaling $45 million. CAH holds our investment in cable and telecommunications operating entities in the United States Virgin Islands, British Virgin Islands and St. Maarten. In addition to the impairment charges, the results of operations of foreclosed assets included a net loss of $20 million related to the operations of CAH for the year ended May 31, 2012, compared with a net loss of $12 million, for the prior year. CAH took control of a non-performing borrower’s operating entities in the United States Virgin Islands on October 1, 2010 and operating entities in the British Virgin Islands and St. Maarten on March 1, 2011. The results of operations and goodwill and other asset impairment charges for CAH are excluded from our financial results used to calculate our compliance with debt covenants under our existing credit facility agreements.

At May 31, 2012, our debt-to-equity ratio increased to 39.65 -to-1 compared with 28.92-to-1 at May 31, 2011. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio decreased to 6.01 -to-1 at May 31, 2012 compared with 6.09-to-1 at May 31, 2011 primarily due to a decrease in our total liabilities partially offset by the decrease in adjusted equity.

Outlook for the Next 12 Months
We expect the amount of new long-term loan advances over the next 12 months to approximate scheduled long-term loan repayments. As a result of a fairly stable loan portfolio, we expect earnings from core lending operations to be fairly stable over the next 12 months.

We have $1,247 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At May 31, 2012, we had up to $580 million available under committed loan facilities from the Federal Financing Bank, $2,844 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,735 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $3,247 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature through May 31, 2013, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio at or below our target of 6.00-to-1 over the next 12 months.

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

General Portfolio
The general portfolio of loans consists of all loans not specifically identified in the impaired category. We disaggregate the loans in the general portfolio by company: CFC, RTFC and NCSC. We further disaggregate the CFC loan portfolio by member class: distribution, power supply and statewide and associates.

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

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. We have been lending to electric cooperatives since our incorporation in 1969.

In addition to the loan loss allowance for the general portfolio, we maintain an unallocated reserve for the general portfolio. Our unallocated reserve has two components:
•
A single-obligor reserve to cover the additional risk associated with large loan exposures. This component of unallocated reserve is based on our internal risk ratings and applied to exposures above an established threshold.

•
An economic and environmental reserve to cover factors we believe are currently affecting the financial results of borrowers but are not reflected in our internal risk rating process and, therefore, present an increased risk of losses incurred as of the balance sheet date. We use annual audited financial statements from our borrowers as part of our internal risk rating process. There could be a lag between the time various environmental and economic factors occur and the time when these factors are reflected in the annual audited financial statements of the borrower and, therefore, the internal risk rating we determine for the borrower. Our Corporate Credit Committee makes a quarterly determination of the percentage to apply to loans in the general portfolio as an additional reserve. This reserve component may be set at up to 10 percent of the amount of the calculated general loan loss allowance for each type of loan exposure. The Corporate Credit Committee takes into consideration the effect on our borrowers from (i) the economic downturn, (ii) the increase in the unemployment rate, (iii) the decline in the housing market that led to a significant increase in foreclosures and (iv) specifically for telecommunications borrowers, reduced discretionary spending for telecommunications services, increased competition from wireless providers and continued loss of access lines among rural local exchange carriers.

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

The loan loss reserve is an estimate of probable losses inherent in the loan portfolio. At May 31, 2012, our general reserve of $97 million represented 0.53 percent of the outstanding balance of loans covered by the general reserve. Based on this coverage level, an increase or decrease of $500 million in loans covered by the general reserve would result in a corresponding increase or decrease of $2.7 million to the loan loss allowance.

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

The primary instruments recorded on our balance sheet at fair value are derivative financial instruments. Derivative instruments must be recorded on the balance sheet as either an asset or liability measured at fair value. Since these instruments generally do not qualify for hedge accounting, the accounting standards require that we record all changes in fair value through earnings. We record the change in the fair value of derivatives instruments, along with realized gains and losses from cash settlements, in the derivative losses line item of the consolidated statement of operations each reporting period.

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

In addition to the valuation associated with derivative financial instruments, we also present foreclosed assets at fair value when initially recorded on the balance sheet. Foreclosed assets that do not qualify as assets held for sale are periodically reviewed for impairment. If an impairment loss is recognized on our foreclosed assets, the adjusted carrying amount of the foreclosed assets becomes the new cost basis. Restoration of any recognized impairment loss is prohibited under GAAP, even when the fair value of the foreclosed assets increases subsequent to our recognition of impairment. Subsequent increases in fair value on certain foreclosed assets including those that qualify as held for sale are recorded as gains, and are limited to the cumulative amount of loss in fair value recognized in prior periods.

In many instances the valuation of these assets is judgmental and dependent upon comparisons to similar assets or estimations of future cash flows that are expected to be generated by the underlying foreclosed properties. In both of these instances, management uses its best estimates, based upon available market data and/or projections of future cash flows. However, because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements.

Results of Operations
The following table presents the results of operations for the years ended May 31, 2012, 2011 and 2010.

	For the years ended May 31,			Change from the previous year
(dollar amounts in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest income	$960,961	$1,008,911	$1,043,635	$(47,950)	$(34,724)
Interest expense	(761,778)	(841,080)	(912,111)	79,302	71,031
Net interest income	199,183	167,831	131,524	31,352	36,307
Recovery of loan losses	18,108	83,010	30,415	(64,902)	52,595
Net interest income after recovery of
loan losses	217,291	250,841	161,939	(33,550)	88,902

Non-interest income:
Fee and other income	17,749	23,646	17,711	(5,897)	5,935
Settlement income	-	-	22,953	-	(22,953)
Derivative losses	(236,620)	(30,236)	(20,608)	(206,384)	(9,628)
Results of operations from foreclosed assets	(67,497)	(15,989)	(5,469)	(51,508)	(10,520)
Total non-interest income	(286,368)	(22,579)	14,587	(263,789)	(37,166)

Non-interest expense:
Salaries and employee benefits	(39,364)	(42,856)	(39,113)	3,492	(3,743)
Other general and administrative expenses	(25,973)	(28,591)	(31,839)	2,618	3,248
(Provision for) recovery of guarantee liability	(726)	673	5,281	(1,399)	(4,608)
Loss on early extinguishment of debt	(15,525)	(3,928)	-	(11,597)	(3,928)
Other	(739)	(1,018)	(604)	279	(414)
Total non-interest expense	(82,327)	(75,720)	(66,275)	(6,607)	(9,445)

(Loss) income prior to income taxes	(151,404)	152,542	110,251	(303,946)	42,291

Income tax benefit (expense)	2,607	(1,327)	296	3,934	(1,623)
Net (loss) income	(148,797)	151,215	110,547	(300,012)	40,668
Less: Net loss (income) attributable to
noncontrolling interest	4,070	(1,789)	(235)	5,859	(1,554)
Net (loss) income attributable to CFC	$(144,727)	$149,426	$110,312	$(294,153)	$39,114
Adjusted net income	$74,977	$174,603	$107,851	$(99,626)	$66,752
Adjusted interest expense	$(774,624)	$(847,928)	$(935,415)	$73,304	$87,487

TIER (1)	-	1.18	1.12
Adjusted TIER (2)	1.10	1.21	1.12
 (1) For the year ended May 31, 2012, we reported a net loss of $149 million and, therefore, the TIER calculation for that period results in a value below 1.00.
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

	Average balances and interest rates – Assets

	Average volume			Interest income			Average yield
(dollar amounts in thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Long-term fixed-rate loans	$16,440,288	$16,297,697	$15,456,301	$878,604	$904,464	$897,648	5.34%	5.55%	5.81%
Long-term variable-rate loans	658,847	914,979	1,609,562	24,374	45,590	75,330	3.70	4.98	4.68
Line of credit loans	1,072,222	1,415,919	1,652,154	30,717	44,346	56,055	2.86	3.13	3.39
Restructured loans	461,670	487,570	521,570	16,191	2,789	3,188	3.51	0.57	0.61
Non-performing loans	39,953	242,890	523,813	-	149	-	-	0.06	-
Total	18,672,980	19,359,055	19,763,400	949,886	997,338	1,032,221	5.09	5.15	5.22
Investments	334,732	326,774	550,597	3,934	3,830	5,245	1.18	1.17	0.95
Fee income (1)	-	-	-	7,141	7,743	6,169	-	-	-
Total	$19,007,712	$19,685,829	$20,313,997	$960,961	$1,008,911	$1,043,635	5.06	5.13	5.14
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	2012 vs. 2011			2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$7,913	$(33,773)	$(25,860)	$48,866	$(42,050)	$6,816
Long-term variable-rate loans	(12,762)	(8,454)	(21,216)	(32,508)	2,768	(29,740)
Line of credit loans	(10,764)	(2,865)	(13,629)	(8,015)	(3,694)	(11,709)
Restructured loans	(148)	13,550	13,402	(208)	(191)	(399)
Non-performing loans	(124)	(25)	(149)	-	149	149
Total interest income on loans	(15,885)	(31,567)	(47,452)	8,135	(43,018)	(34,883)
Investments	93	11	104	(2,132)	717	(1,415)
Fee income	-	(602)	(602)	-	1,574	1,574
Total interest income	$(15,792)	$(32,158)	$(47,950)	$6,003	$(40,727)	$(34,724)
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

During the year ended May 31, 2012, interest income decreased by 5 percent compared with the prior year primarily due to a 6 basis-point decrease in the average rate on loans. During the year ended May 31, 2011, interest income decreased 3 percent compared with the prior year primarily due to a 7 basis-point decrease in the average yield on loans. As a cost-based lender, our fixed interest rates reflect the rates being charged in the capital markets marked up to cover our cost of operations. During fiscal years 2012 and 2011, there was a lower trend in the rates we had to pay for funding in the capital markets as compared with the respective prior years. During the year ended May 31, 2012, $1,683 million of long-term fixed-rate loans were scheduled to reprice and the borrowers of $1,338 million of these loans selected a new long-term fixed rate, which was on average lower than the rate from which they repriced. In addition, the loans advanced to repay the loans of other lenders were done so at rates lower than the average rate for long-term fixed-rate loans at the prior year-end. The decrease to the yields earned on long-term variable-rate loans and line of credit loans was due to the reduction of 175 basis points and 105 basis points, respectively, to the standard rates we charged for such loans on September 1, 2011. The reduction to interest income due to rates was offset slightly by placing a $420 million restructured loan on accrual status on October 1, 2011. The decrease in average loan balances for the year ended May 31, 2012 is primarily due to the decrease in power supply loans, which resulted from the repayment of bridge loans with proceeds of RUS long-term loans and the maturity of a $200 million RTFC loan during the year ended May 31, 2012.

While the total average loan balance for the year ended May 31, 2012 decreased, long-term fixed-rate loan advances to CFC and NCSC borrowers to refinance debt from other lenders resulted in an increase to the average balance of long-term fixed-rate loans outstanding for the period. During the same time period, large reductions to the average balance of the long-term variable-rate and line of credit loan portfolios were due to the repayments of bridge loans and loan sales. As a result, there has been a shift in the composition of the loan portfolio to a higher concentration of fixed-rate loans. The average balance of long-term fixed-rate loans for the year ended May 31, 2012 represented 88 percent of the total average loan balance as compared with 84 percent for the prior year.

As a cost-based lender, we extend new loans with fixed rates based on our cost of debt at the time of the advance. As benchmark treasury rates and spreads tightened over the past 12 months, we lowered the long-term fixed rates we offered on our new loans. The average long-term fixed interest rates we offered on electric loans for the year ended May 31, 2012 decreased 98 basis points, compared with the prior year. Additionally, the significant amount of loans refinanced from other lenders during fiscal year 2011 have a shorter term as the borrowers generally selected a term consistent with the remaining term of the refinanced loan. As a result, the new fixed-rate loans were generally advanced at a rate that was lower than the weighted-average rate on the long-term fixed-rate loan portfolio at May 31, 2011. Thus, there was a reduction of 21 basis points in the weighted-average rate on our long-term fixed-rate loan portfolio during the year ended May 31, 2012, compared with the prior year.

On September 1, 2011, we reduced rates on long-term variable and line of credit loans by 175 basis points and 105 basis points, respectively, resulting in a decrease in the average rate for these loans for the year ended May 31, 2012. The combination of the lower interest rates and the lower average loan balances contributed to significant decreases to interest earned on long-term variable-rate and line of credit loans.

On October 1, 2011, we placed a $420 million restructured loan on accrual status. The loan to this borrower had been on non-accrual status since it was restructured in December 2002. Since that time, the borrower made all required payments in accordance with the restructure agreement, all of which had previously been used to reduce the outstanding principal balance. The loan balance of $420 million was below the amount of the prepayment option in the restructure agreement, thus there would no longer be a loss recorded if the borrower were to exercise the prepayment option. The accrual rate for the loan of 4.85 percent is based on the effective interest rate returned by the remaining scheduled cash flows through December 2037. Placing this loan on accrual status resulted in an increase of $14 million to interest income and, therefore, a higher average rate on restructured loans for the year ended May 31, 2012, as compared with the prior year.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior year. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

(dollar amounts in thousands)	2012	2011	2010
Electric	$7,918	$23,690	$23,822
Telecommunications	433	7,404	29,028
Total	$8,351	$31,094	$52,850

The decrease in interest foregone for electric loans in fiscal year 2012 was due to placing a $420 million restructured loan on accrual status on October 1, 2011 and the reduction to telecommunications loans was due to the significant lower balance of telecommunications loans on non-accrual status during fiscal year 2012. The reduction to interest forgone on telecommunications loans in fiscal year 2011 was due to the settlement of the ICC non-performing loan in fiscal year 2011. The larger amount of interest foregone for electric loans on non-accrual status for fiscal years 2011 and 2010 was mainly due to one large restructured loan that was on non-accrual status. In both years the amount of the interest forgone for that borrower was fully offset by the reduction to the calculated impairment due to applying all payments received against the principal balance. The reduction to the calculated impairment resulted in the recognition of income from the recovery of the loan loss allowance.

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

	Average balances and interest rates – Liabilities

	Average volume			Interest expense			Average cost
(dollar amounts in thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Commercial paper and bank bid
notes (1) (2)	$3,011,409	$2,767,493	$2,099,916	$(5,836)	$(8,886)	$(7,489)	(0.19)%	(0.32)%	(0.36)%
Medium-term notes (1)	3,078,905	3,877,036	4,632,884	(173,927)	(241,545)	(278,972)	(5.65)	(6.23)	(6.02)
Collateral trust bonds (1)	5,796,367	5,251,158	5,471,615	(314,642)	(306,332)	(320,059)	(5.43)	(5.83)	(5.85)
Subordinated deferrable debt (1)	180,962	211,428	301,914	(11,225)	(13,358)	(19,663)	(6.20)	(6.32)	(6.51)
Subordinated certificates (1)	1,718,055	1,783,091	1,750,077	(81,124)	(82,057)	(79,391)	(4.72)	(4.60)	(4.54)
Long-term notes payable (1)	4,518,181	4,654,860	4,656,934	(154,606)	(167,700)	(184,958)	(3.42)	(3.60)	(3.97)
Total	18,303,879	18,545,066	18,913,340	(741,360)	(819,878)	(890,532)	(4.05)	(4.42)	(4.71)
Debt issuance costs (3)	-	-	-	(9,044)	(10,358)	(10,927)	-	-	-
Fee expense (4)	-	-	-	(11,374)	(10,844)	(10,652)	-	-	-
Total	$18,303,879	$18,545,066	$18,913,340	$(761,778)	$(841,080)	$(912,111)	(4.16)	(4.54)	(4.82)

Derivative cash settlements (5)	$10,123,071	$11,152,698	$11,397,281	$(12,846)	$(6,848)	$(23,304)	(0.13)%	(0.06)%	(0.20)%
Adjusted interest expense (6)	18,303,879	18,545,066	18,913,340	(774,624)	(847,928)	(935,415)	(4.23)	(4.57)	(4.95)
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

	Analysis of changes in interest expense

	2012 vs. 2011			2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$(784)	$3,834	$3,050	$(2,381)	$984	$(1,397)
Medium-term notes	49,725	17,893	67,618	45,514	(8,087)	37,427
Collateral trust bonds	(31,805)	23,495	(8,310)	12,896	831	13,727
Subordinated deferrable debt	1,925	208	2,133	5,893	412	6,305
Subordinated certificates	2,993	(2,060)	933	(1,498)	(1,168)	(2,666)
Long-term notes payable	4,924	8,170	13,094	82	17,176	17,258
Total interest expense on debt	26,978	51,540	78,518	60,506	10,148	70,654
Debt issuance costs	-	1,314	1,314	-	569	569
Fee expense	-	(530)	(530)	-	(192)	(192)
Total interest expense	$26,978	$52,324	$79,302	$60,506	$10,525	$71,031

Derivative cash settlements (4)	$632	$(6,630)	$(5,998)	$500	$15,956	$16,456
Adjusted interest expense (5)	27,610	45,694	73,304	18,214	69,273	87,487
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

During the year ended May 31, 2012, interest expense decreased by 9 percent compared with the prior year primarily due to the 38-basis-point reduction in the total cost of debt. The lower average cost of debt was due to the lower cost of issuing new debt in the capital markets, especially commercial paper and daily liquidity fund, and the refinancing of $1,500 million of higher cost medium-term notes with commercial paper and lower cost collateral trust bonds. This resulted in a higher utilization of commercial paper, our lowest cost debt instrument with an average cost of 19 basis points in fiscal year 2012, and a decrease of 13 basis points, or 41 percent, as compared with the prior year.

In August 2011 and October 2011 we redeemed early a total of $500 million of 7.25 percent medium-term notes with a maturity date of March 1, 2012. The redemption was funded with cash on hand and commercial paper due to the large amount of loan repayments during the first half of fiscal year 2012. In February 2012, we issued $800 million in collateral trust bonds at a combined weighted average rate of 2.03 percent to replace the remaining $1,000 million of 7.25 percent medium-term notes that matured. In March 2012 and May 2012 we issued $269 million of long-term notes payable at a combined weighted average rate of 2.86 percent to fund the increased loan advance activity during the second half of fiscal year 2012. In addition, refinancing activity completed in fiscal year 2011 continues to impact our interest expense in fiscal year 2012.

While the early redemption of the $500 million of 7.25 percent medium-term notes resulted in a lower reported interest expense for the year, we did incur $16 million of expenses related to the prepayment premium and the write-off of unamortized issuance costs to complete the transactions. This expense of $16 million was reported as part of non-interest expense on the combined statement of operations. The interest expense savings as a result of the early redemptions is estimated to be approximately equal to the cost to complete the transactions. The primary benefit of the early redemptions was to reduce the amount of debt maturing on March 1, 2012. The reduction to interest expense for fiscal year 2012, excluding the $16 million as a result of the early redemption transactions, was $63 million.

The items described above contributed to the decrease in our interest expense and the change in the funding mix of debt outstanding during fiscal year 2012. Our utilization of commercial paper, bank bid notes and daily liquidity fund increased during fiscal year 2012 to 16 percent of total debt from 15 percent in the prior year, while the weighted average rate paid for our commercial paper funding decreased from 32 basis points to 19 basis points, a 41 percent reduction. Our utilization of collateral trust bond funding increased from 28 percent of total debt during fiscal year 2011 to 32 percent during fiscal year 2012, while our weighted average rate paid for our collateral trust bond funding decreased from 5.83 percent to 5.43 percent. Our utilization of medium-term note funding decreased from 21 percent of total debt during fiscal year 2011 to 17 percent during fiscal year 2012 due to the maturity of $1,500 million of 7.25 percent medium-term notes, and the weighted average rate paid on our medium-term note funding decreased from 6.23 percent to 5.65 percent.

During the year ended May 31, 2011, interest expense decreased 8 percent compared with the prior year primarily due to the 28-basis-point reduction in total cost of debt. The lower cost of debt was mostly the result of refinancing maturing term debt with a combination of commercial paper and term debt at lower interest rates. In November 2010, we issued collateral trust bonds at an average interest rate of 1.54 percent to refinance maturing collateral trust bonds with a fixed rate of 4.38 percent and to redeem subordinated deferrable debt with a fixed rate of 6.75 percent. In addition, the rate on $750 million of long-term notes payable was reset in January 2011 at an average effective rate of 1.73 percent compared with the previous average effective rate of 5.20 percent.

The adjusted interest expense, which includes all derivative cash settlements, was $775 million for the year ended May 31, 2012, compared with $848 million and $935 million for the years ended May 31, 2011 and 2010, respectively. The decrease in adjusted interest expense during the year ended May 31, 2012 was due to the lower interest expense noted above. The adjusted interest expense, including expenses related to the prepayment premium and the write-off of unamortized issuance costs related to the early redemptions of medium-term notes, was $791 million at May 31, 2012. The adjusted interest expense was lower during the year ended May 31, 2011 as compared with the prior year period due to lower interest expense and a decrease in derivative cash settlements expense. Our adjusted interest expense fell from an average of $78 million per month for fiscal year 2010 to $71 million per month for fiscal year 2011 and $65 million per month for fiscal year 2012. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the years ended May 31,
	2012	2011	2010	2012	2011	2010
(dollar amounts in thousands)	Interest income (expense)			Average yield (cost)
Total interest income	$960,961	$1,008,911	$1,043,635	5.06%	5.13%	5.14%
Total interest expense	(761,778)	(841,080)	(912,111)	(4.16)	(4.54)	(4.82)
Net interest income/Net yield	$199,183	$167,831	$131,524	0.90%	0.59%	0.32%
Derivative cash settlements	(12,846)	(6,848)	(23,304)	(0.13)	(0.06)	(0.20)
Adjusted net interest income/Adjusted net yield (1)	186,337	160,983	108,220	0.83	0.55	0.19
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	2012 vs. 2011			2011 vs. 2010
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$11,186	$20,166	$31,352	$66,509	$(30,202)	$36,307
Increase in adjusted net interest income	11,818	13,536	25,354	24,217	28,546	52,763
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

Net interest income increased 19 percent for the year ended May 31, 2012 compared with the prior year while net interest income increased 28 percent for the year ended May 31, 2011 compared with the prior year. The increase to the net interest income for the years ended May 31, 2012 and 2011, as compared with the respective prior year, was primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense during fiscal year 2012 was our refinancing of maturing term debt with lower cost debt. We maintained a higher average balance of collateral trust bonds and commercial paper, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of medium-term notes during the year ended May 31, 2012 compared with the prior years. Interest income for the year ended May 31, 2012 decreased 5 percent compared with the prior year due to a large amount of fixed-rate loan advances at rates that were lower than the weighted-average rate on the long-term fixed-rate loan portfolio at May 31, 2011 and a reduction in variable interest rates. The decrease in interest income was partly offset by placing a $420 million restructured loan on accrual status on October 1, 2011.

Adjusted net interest income increased 16 percent for the year ended May 31, 2012 compared with the prior year primarily due to the reduction to interest expense that exceeded the decrease in interest income, partially offset with higher cash settlements expense compared with the prior year. Adjusted net interest income increased 49 percent for the year ended May 31, 2011 compared with the prior year primarily due to the refinancing of maturing debt completed in the 2011. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of Loan Losses
The recovery for loan losses during the year ended May 31, 2012 was $18 million compared with a loan loss recovery of $83 million during the prior year. The loan loss recovery of $18 million for the year ended May 31, 2012 was due to reductions in the allowance for loan losses held for the impaired loan portfolio of $11 million, and reductions in the allowance for loan losses held in the general portfolio of $7 million. The $11 million reduction to the loan loss allowance for impaired loans for the year ended May 31, 2012 was mainly due to a reduction to the long-term variable and line of credit interest rates and principal repayments on impaired loans that resulted in a recovery from the loan loss reserve of $15 million. The recovery for impaired loans during the year ended May 31, 2012 was partly offset by a $2 million increase in the reserve due to the classification of certain telecommunications loans as impaired during the period and a $2 million increase to the reserve for one borrower as a result of a decrease in the fair value of collateral supporting the loan. The decrease of $7 million in the reserve for the general portfolio during the year ended May 31, 2012 was driven primarily by a slight deterioration in certain borrowers’ internal risk rating partially offset by loan repayments and the reclassification of certain telecommunications loans from the general portfolio to impaired loans. The loan loss recovery of $83 million for the year ended May 31, 2011 was driven by the higher fair value of collateral securing impaired loans, principal repayments on impaired loans, improvement in the borrowers’ average internal risk rating, as well as updated credit default information and a lower weighted average maturity for the loans in the general portfolio.

Non-interest Income
Non-interest income decreased by $264 million for the year ended May 31, 2012 compared with the prior year primarily due to increases in derivative losses of $206 million and an increase in the loss on foreclosed asset operations of $52 million. The increase to the loss on foreclosed assets operations was primarily due to impairment charges for goodwill and other assets related to CAH’s telecommunications and cable television operations totaling $45 million recorded during the third quarter of fiscal year 2012. During the third quarter of fiscal year 2012, we conducted an assessment of goodwill impairment related to CAH due to regional events and market information that became available, including the recent closure of a major oil refinery, and staff terminations by the local territorial government offices, all resulting in the direct loss of approximately 3,000 jobs, as well as weakening overall economic conditions in the region. We recorded a goodwill impairment charge of $36 million and other asset impairment charges in the amount of $9 million at CAH for the third quarter of fiscal year 2012. Non-interest income decreased by $40 million for the year ended May 31, 2011 compared with the prior year primarily due to $23 million of settlement income recognized during the year ended May 31, 2010. The settlement income was a one-time gain, net of legal and other related expenses from CoBank, ACB. On February 25, 2010, CoBank, ACB, agreed to a settlement related to our discovery that, for a period of years, CoBank, ACB, employees improperly accessed confidential and proprietary information from our password-protected member website.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Derivative cash settlements	$(12,846)	$(6,848)	$(23,304)
Derivative forward value	(223,774)	(23,388)	2,696
Derivative losses	$(236,620)	$(30,236)	$(20,608)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements during the years ended May 31:

	2012			2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,438,576	3.93%	0.39%	$5,704,683	4.23%	0.33%
Pay variable-receive fixed	4,684,495	1.31	5.18	5,448,015	1.22	5.23
Total	$10,123,071	2.72	2.61	$11,152,698	2.76	2.73

During the year ended May 31, 2012, the net weighted-average rate we paid on our interest rate swap agreements was 0.11 percent, whereas we paid a net weighted-average rate of 0.03 percent during the prior year. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to the $1,000 million of pay variable-receive fixed interest rate swaps that matured during the fourth quarter of fiscal year 2012.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the year ended May 31, 2012 decreased by $200 million compared with the prior year. For the year ended May 31, 2012, the derivative forward value losses of $224 million were the result of decreases to the estimated yield curve of 85 basis points for our swaps based on market expectations of interest rates, which caused a decrease in the fair value of pay fixed-receive variable interest rate swaps. During the year ended May 31, 2012, the decrease to the fair value of our pay fixed-receive variable interest rate swaps outweighed the increase in fair value for pay variable-receive fixed interest rate swaps as pay fixed-receive variable interest rate swaps represented 54 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the year ended May 31, 2012, the fair value for pay variable-receive fixed swaps also declined in spite of the 85 basis-point reduction in the estimated yield curve as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense increased $7 million for the year ended May 31, 2012 compared with the prior year primarily due to the $12 million increase to the loss on early extinguishment of debt related to the redemption of $500 million of medium-term notes during the period, partly offset by the lower salaries and employee benefits expense and other general and administrative expenses. The $3 million decrease to salaries and employee benefits expense was due to approximately $2 million of severance expense related to the early retirement of certain qualifying employees during the year ended May 31, 2011. The $3 million decrease in general and administrative expenses during the year ended May 31, 2012 was largely driven by lower legal fees and other expenses as a result of the completion of the transfer of control of ICC’s operating entities to CAH in October 2010 and March 2011. Non-interest expense increased $9 million for the year ended May 31, 2011 compared with the prior year primarily due to a smaller recovery of guarantee liability as a result of a smaller decrease in guarantees outstanding during the year ended May 31, 2011 compared with the prior year and early debt redemption costs.

Net (Loss) Income
The changes in the items described above resulted in net loss of $149 million for the year ended May 31, 2012 compared with net income of $151 million and $111 million for the years ended May 31, 2011 and 2010, respectively. The adjusted net income, which excludes the effect of the derivative forward value, was $75 million, $175 million and $108 million for the years ended May 31, 2012, 2011 and 2010, respectively. Based on the adjusted net income, adjusted TIER was 1.10, 1.21, and 1.12 for the years ended May 31, 2012, 2011, and 2010, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net (Loss) Income Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the year ended May 31, 2012 represents $0.2 million of net income and $4.3 million of net loss for RTFC and NCSC, respectively, compared with net loss of $0.4 million and net income of $2.2 million for RTFC and NCSC, respectively, for the prior year. Noncontrolling interest for the year ended May 31, 2010 represents an RTFC net loss of $0.6 million and NCSC net income of $0.8 million. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation.

(dollar amounts in thousands)	2012	2011	2010
Net (loss) income prior to cumulative effect of
change in accounting principle	$(148,797)	$151,215	$110,547
Add: fixed charges	761,849	841,288	912,227
Less: interest capitalized	(71)	(208)	(116)
Earnings available for fixed charges	$612,981	$992,295	$1,022,658

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$761,778	$841,080	$912,111
Interest capitalized	71	208	116
Total fixed charges	$761,849	$841,288	$912,227
Ratio of earnings to fixed charges (1)	-	1.18	1.12
(1) For the year ended May 31, 2012, we reported a net loss of $149 million; therefore, the TIER for this period results in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class at May 31:

(dollar amounts in millions)	2012		2011		2010		2009		2008
Loans by type (1):	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$16,743	89%	$16,405	85%	$15,413	80%	$14,602	73%	$15,205	80%
Long-term variable-rate loans	765	4	1,278	7	2,089	11	3,244	16	1,882	10
Loans guaranteed by RUS	219	1	227	1	237	1	244	1	250	1
Total long-term loans	17,727	94	17,910	93	17,739	92	18,090	90	17,337	91
Line of credit loans	1,185	6	1,415	7	1,599	8	2,098	10	1,690	9
Total loans	$18,912	100%	$19,325	100%	$19,338	100%	$20,188	100%	$19,027	100%

Loans by member class (1):
CFC:
Distribution	$14,075	74%	$13,760	71%	$13,459	70%	$13,730	68%	$13,438	71%
Power supply	3,597	19	4,092	21	3,770	19	4,268	21	3,339	17
Statewide and associate	74	1	90	1	86	-	93	1	109	1
CFC total	17,746	94	17,942	93	17,315	89	18,091	90	16,886	89
RTFC	572	3	859	4	1,672	9	1,680	8	1,727	9
NCSC	594	3	524	3	351	2	417	2	414	2
Total	$18,912	100%	$19,325	100%	$19,338	100%	$20,188	100%	$19,027	100%
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding decreased by $413 million during the year ended May 31, 2012 mainly due to the $495 million reduction to power supply loans resulting largely from the repayment of bridge loans with proceeds of long-term loans from RUS or member capital market issuances that were partially offset by new advances to distribution borrowers. There was also the maturity of a $200 million loan to an RTFC borrower during the year ended May 31, 2012, which was the primary contributor to the $287 million decrease in RTFC loans outstanding.

During the year ended May 31, 2012, $1,683 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $1,338 million selected a new long-term fixed rate; $220 million selected the long-term variable rate; $52 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $73 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class at May 31:

	2012		2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$14,415,856	72%	$13,977,327	68%	$438,529
Power supply	4,451,264	22	4,909,908	24	(458,644)
Statewide and associate	80,808	-	109,768	1	(28,960)
CFC total	18,947,928	94	18,997,003	93	(49,075)
RTFC	572,592	3	859,943	4	(287,351)
NCSC	640,552	3	572,718	3	67,834
Total loans and guarantees	$20,161,072	100%	$20,429,664	100%	$(268,592)

Credit Concentration
CFC, RTFC and NCSC each have policies that limit the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. The credit limitation policies cap the total exposure and unsecured exposure to the borrower based on an assessment of the borrower’s risk profile and our internal risk rating system. As a member-owned cooperative lender, we balance the needs of our members and the risk associated with concentrations of credit exposure. Each board of directors must approve new credit requests from borrowers with total exposure or unsecured exposure in excess of the limits in the policies. Management may use syndicated credit arrangements, loan participations and loan sales to manage credit concentrations.

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At May 31, 2012 and 2011, loans outstanding to members in any one state or territory did not exceed 17 percent and 19 percent of total loans outstanding, respectively.

At May 31, 2012 and 2011, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent of total loans and guarantees outstanding. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company at May 31:

	2012		2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,852,364	14%	$3,206,808	16%	$(354,444)
Guarantees	481,706	3	302,771	1	178,935
Total credit exposure to 10 largest borrowers	$3,334,070	17%	$3,509,579	17%	$(175,509)

Total by company:
CFC	$3,314,070	17%	$3,488,329	17%	$(174,259)
NCSC	20,000	-	21,250	-	(1,250)
Total credit exposure to 10 largest borrowers	$3,334,070	17%	$3,509,579	17%	$(175,509)

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

The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company at May 31:

	2012		2011		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,657,543	8%	$2,200,140	11%	$(542,597)
Guarantees	385,165	2	281,431	1	103,734
Total unsecured credit exposure	$2,042,708	10%	$2,481,571	12%	$(438,863)

Total by company:
CFC	$1,811,830	9%	$2,041,440	10%	$(229,610)
RTFC	23,507	-	231,923	1	(208,416)
NCSC	207,371	1	208,208	1	(837)
Total unsecured credit exposure	$2,042,708	10%	$2,481,571	12%	$(438,863)

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2012	2011
Total loans to members	$18,911,742	$19,324,676
Less: Total secured debt or debt requiring
collateral on deposit	(10,927,587)	(10,111,094)
Excess collateral pledged or on deposit (1)	(1,870,675)	(1,668,457)
Unencumbered loans	$6,113,480	$7,545,125

Unencumbered loans as a percentage of total loans	32%	39%
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

(dollar amounts in thousands)	2012	2011	2010	2009	2008
Non-performing loans (1)	$41,213	$31,344	$560,527	$523,758	$506,864
Percent of loans outstanding	0.22%	0.16%	2.90%	2.59%	2.67%
Percent of loans and guarantees outstanding	0.20	0.15	2.73	2.44	2.52

Restructured loans	$455,689	$474,381	$508,044	$537,587	$577,111
Percent of loans outstanding	2.41%	2.45%	2.63%	2.66%	3.03%
Percent of loans and guarantees outstanding	2.26	2.32	2.48	2.50	2.88

Total non-performing and restructured loans	$496,902	$505,725	$1,068,571	$1,061,345	$1,083,975
Percent of loans outstanding	2.63%	2.61%	5.53%	5.25%	5.70%
Percent of loans and guarantees outstanding	2.46	2.47	5.21	4.94	5.40

Total non-accrual loans	$41,213	$465,312	$1,022,924	$1,014,585	$1,026,121
Percent of loans outstanding	0.22%	2.41%	5.29%	5.03%	5.39%
Percent of loans and guarantees outstanding	0.20	2.28	4.99	4.73	5.11
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At May 31, 2012 and 2011, non-performing loans included $41 million, or 0.2 percent, of loans outstanding and $31 million, or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower has until September 14, 2012 to file a plan of reorganization. The other bankruptcy case does not yet have a scheduled date for the borrower to file a plan of reorganization. Two other borrowers in this group are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans as scheduled through maturity. It is currently anticipated that even with the sales of the businesses, there will not be sufficient funds to repay the full respective amount owed. We have approval rights with respect to the sale of either or both of these companies.

At May 31, 2012 and 2011, we had restructured loans totaling $456 million, or 2.4 percent, of loans outstanding and $474 million, or 2.5 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $16 million of interest income was accrued on restructured loans during the year ended May 31, 2012 compared with $3 million of interest income in the prior year. One of the restructured loans totaling $40 million at both May 31, 2012 and 2011 has been on accrual status since the time of restructuring. The other restructured loan totaling $416 million and $434 million at May 31, 2012 and 2011, respectively, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a buyout option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at May 31, 2012.

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

Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses; therefore, RTFC and NCSC do not maintain separate loan loss reserves. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the years ended May 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Beginning balance	$161,177	$592,764	$622,960	$514,906	$561,663
(Recovery of) provision for loan losses	(18,108)	(83,010)	(30,415)	113,699	(30,262)
Net recovery (charge-off)	257	(348,577)	219	(5,645)	(16,495)
Ending balance	$143,326	$161,177	$592,764	$622,960	$514,906
`
Loan loss allowance by segment:
CFC (1)	$126,941	$143,706	$177,655	$224,688	$247,443
RTFC (1)	8,562	8,389	406,214	378,194	244,567
NCSC (1)	7,823	9,082	8,895	20,078	22,896
Total	$143,326	$161,177	$592,764	$622,960	$514,906

As a percentage of total loans outstanding	0.76%	0.84%	3.07%	3.09%	2.71%
As a percentage of total non-performing loans outstanding	347.77	514.22	105.75	118.94	101.59
As a percentage of total restructured loans outstanding	31.45	33.98	116.68	115.88	89.22
As a percentage of total loans on non-accrual	347.77	34.64	57.95	61.40	50.18
(1) The allowance for loan losses recorded for RTFC and NCSC is held at CFC with the exception of the NCSC loan loss allowance of less than $1 million for the years ended May 31, 2010, 2009 and 2008, required to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2012 and 2011.

Our loan loss allowance decreased by $18 million from May 31, 2011 to May 31, 2012 due to reductions in the allowance for loan losses held for the impaired loan portfolio of $11 million and the $7 million decrease in the allowance for loan losses held for the general portfolio. See Recovery of Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.

At May 31, 2012 and 2011, there was a total specific loan loss allowance balance of $25 million and $37 million, respectively, related to impaired loans totaling $497 million and $506 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding and the weighted average interest rates by type of debt at May 31:

	2012		2011		2010
(dollar amounts in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Commercial paper
sold through dealers, net of discounts	$1,404,901	0.18%	$1,471,715	0.26%	$840,082	0.32%
Commercial paper
sold directly to members, at par	997,778	0.18	1,189,770	0.22	999,449	0.31
Commercial paper
sold directly to non-members, at par	70,479	0.18	55,160	0.21	52,989	0.32
Daily liquidity fund	478,406	0.10	308,725	0.15	371,710	0.24
Bank bid notes	295,000	0.51	295,000	0.60	30,000	0.60
Collateral trust bonds	6,307,564	5.11	5,513,235	5.56	5,469,245	5.76
Notes payable	4,650,877	3.27	4,633,854	3.45	4,666,518	3.93
Medium-term notes	2,423,686	4.56	3,656,274	5.96	4,230,865	6.00
Subordinated deferrable debt	186,440	6.02	186,440	6.02	311,440	6.31
Membership certificates	646,279	4.90	646,161	4.90	643,211	4.90
Loan and guarantee certificates	694,825	3.09	769,241	2.91	769,654	2.79
Member capital securities	398,350	7.50	398,250	7.50	397,850	7.50
Total debt outstanding	$18,554,585	3.67	$19,123,825	4.12	$18,783,013	4.59
Percentage of fixed-rate debt (1)	86%		79%		81%
Percentage of variable-rate debt (2)	14		21		19

Percentage of long-term debt	83%		83%		88%
Percentage of short-term debt	17		17		12
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

Total debt outstanding decreased by $569 million at May 31, 2012 as compared with May 31, 2011, primarily due to a $413 million decrease to loans outstanding and a decrease of $102 million to cash. There was a net reduction of $1,233 million to our medium-term notes outstanding, primarily due to the early redemption of $500 million of 7.25 percent medium-term notes during the first half of the year and the maturity of the remaining $1,000 million of the 7.25 percent medium-term notes on March 1, 2012. We refinanced this maturing debt primarily through the issuance of $800 million of collateral trust bonds.

Total commercial paper, daily liquidity fund and bank bid notes outstanding represented 17 percent of total debt at both May 31, 2012 and 2011. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix. In October 2011, we reduced the total commitment under our revolving credit lines, which will limit our ability to expand the use of commercial paper from current levels.

The following table provides additional information on our outstanding debt instruments at May 31, 2012.

Debt Instrument	Maturity Range	Rate Options	Market	Security
Daily liquidity fund	Demand note	Rate may change daily	Members	Unsecured
Bank bid notes	Up to 3 months	Fixed rate (1)	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Fixed rate (1)	Public capital markets and members	Unsecured
Collateral trust bonds	Up to 30 years	Fixed or variable rate	Public capital markets	Secured (2)
Medium-term notes	Range from 9 months to 30 years	Fixed or variable rate	Public capital markets and members	Unsecured
Notes payable to the Federal Financing Bank	Range from 3 months to 20 years	Fixed	Government	Unsecured (3)
Notes payable to Federal Agricultural Mortgage Corporation	Up to 7 years	Fixed or variable rate	Private placement	Secured (4)
Other notes payable	Up to 30 years	Fixed or variable rate	Private placement	Varies (5)
Subordinated deferrable debt	Up to 39 years (6)	Fixed or variable rate (6)	Public capital markets	Unsecured (7)
Subordinated certificates	Up to 100 years (8)	Varies	Members	Unsecured (9)

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
(3) Represents notes payable issued to the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the USDA, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt.
(4) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
(5) At May 31, 2012, other notes payable includes unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
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
(9) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

The following is a summary of short-term debt outstanding and the weighted-average effective interest rates at May 31:

	2012		2011		2010
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate
Short-term debt:
Total commercial paper	$2,473,158	0.19%	$2,716,645	0.25%	$1,892,520	0.32%
Daily liquidity fund sold directly to members	478,406	0.10	308,725	0.15	371,710	0.24
Bank bid notes	295,000	0.52	295,000	0.60	30,000	0.61
Subtotal short-term debt	3,246,564	0.20	3,320,370	0.27	2,294,230	0.31
Long-term debt maturing within one year	1,246,870	2.13	2,522,554	5.20	2,312,131	3.38
Total short-term debt	$4,493,434	0.74	$5,842,924	2.40	$4,606,361	1.85

Other information about short-term debt at May 31 is as follows:

(dollar amounts in thousands)	2012	2011	2010
Weighted-average maturity outstanding at year-end:
Commercial paper	21 days	29 days	27 days
Daily liquidity fund sold directly to members	1 day	1 day	1 day
Bank bid notes	6 days	33 days	12 days
Subtotal short-term debt	17 days	27 days	23 days
Long-term debt maturing within one year	158 days	249 days	137 days
Total	56 days	123 days	80 days
Average amount outstanding during the year:
Commercial paper	$2,492,791	$2,698,653	$1,822,745
Daily liquidity fund sold directly to members	413,525	343,311	353,688
Bank bid notes	295,000	208,333	102,083
Subtotal short-term debt	3,201,316	3,250,297	2,278,516
Long-term debt maturing within one year	2,168,220	1,550,369	2,164,554
Total	$5,369,536	$4,800,666	$4,443,070
Maximum amount outstanding at any month-end during the year:
Commercial paper	$2,746,189	$3,424,449	$2,634,838
Daily liquidity fund sold directly to members	478,406	440,806	537,705
Bank bid notes	295,000	295,000	225,000
Subtotal short-term debt	3,431,617	3,975,621	3,180,865
Long-term debt maturing within one year	2,697,751	2,522,554	2,659,650

Equity
Equity includes the following components at May 31:

(dollar amounts in thousands)	2012	2011	Increase/ (Decrease)
Membership fees	$995	$994	$1
Education fund	1,418	1,437	(19)
Members’ capital reserve	272,126	272,126	-
Allocated net income	546,366	521,897	24,469
Unallocated net loss (1)	(6,222)	(6,213)	(9)
Total members’ equity	814,683	790,241	24,442
Prior years cumulative derivative forward value
and foreign currency adjustments	(124,476)	(100,778)	(23,698)
Year-to-date derivative forward value loss (2)	(216,243)	(23,698)	(192,545)
Total CFC retained equity	473,964	665,765	(191,801)
Accumulated other comprehensive income	9,199	9,758	(559)
Total CFC equity	483,163	675,523	(192,360)
Noncontrolling interest	7,592	11,786	(4,194)
Total equity	$490,755	$687,309	$(196,554)
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

At May 31, 2012, total equity decreased by $197 million from May 31, 2011 largely due to a net loss of $149 million for the year ended May 31, 2012 and the board-authorized patronage capital retirement of $46 million. In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund, $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage capital. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. It is anticipated that this amount will be returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

In accordance with District of Columbia cooperative law, its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the RTFC Board of Directors with due regard for RTFC’s financial condition. In January 2012, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2011. In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general reserve, if necessary, and to board-approved reserves. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The NCSC Board of Directors has the authority to determine if and when net earnings will be retired to members.

Contractual Obligations
The following table summarizes our long-term contractual obligations at May 31, 2012 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$1,247	$-	$-	$-	$-	$-	$1,247
Long-term debt	-	2,636	844	987	595	7,090	12,152
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	12	28	22	12	1,498	1,572
Contractual interest on long-term debt (3)	659	587	534	513	493	5,837	8,623
Total contractual obligations	$1,906	$3,235	$1,406	$1,522	$1,100	$14,611	$23,780
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at May 31, 2012.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company at May 31:

(dollar amounts in thousands)	2012	2011	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$573,110	$599,935	$(26,825)
Indemnifications of tax benefit transfers	49,771	59,895	(10,124)
Letters of credit	504,920	327,201	177,719
Other guarantees	121,529	117,957	3,572
Total	$1,249,330	$1,104,988	$144,342
Total by company:
CFC	$1,202,031	$1,055,524	$146,507
RTFC	1,026	821	205
NCSC	46,273	48,643	(2,370)
Total	$1,249,330	$1,104,988	$144,342

In addition to the letters of credit listed in the table, under master letters of credit facilities in place at May 31, 2012, we may be required to issue up to an additional $787 million in letters of credit to third parties for the benefit of our members. Of this amount, $615 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letters of credit facilities subject to material adverse change clauses at the time of issuance totaled $477 million at May 31, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letters of credit facilities of $310 million may be advanced as long as the borrower is in compliance with the terms and conditions of the facility.

We guarantee certain contractual obligations of our members so that they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. At May 31, 2012 and 2011, 69 percent and 75 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The increase in total guarantees during the year ended May 31, 2012 is primarily due to a net increase to the total amount of letters of credit outstanding partially offset by normal amortization of guaranteed debt. At May 31, 2012 and 2011, we recorded a guarantee liability totaling $29 million and $22 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at May 31, 2012, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Guarantees (1)	$ 1,249,330	$ 278,181	$ 56,440	$ 314,898	$ 23,069	$ 92,609	$ 484,133
(1) At May 31, 2012, we are the guarantor and liquidity provider for $498 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2012 and 2011, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2012	% of Total	2011	% of Total
Long-term	$5,437,881	38%	$5,461,484	39%
Line of credit	8,691,543	62	8,609,191	61
Total	$14,129,424	100%	$14,070,675	100%

A total of $1,303 million and $999 million of unadvanced commitments at May 31, 2012 and 2011, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at May 31, 2012 and 2011 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

•	we generally do not charge our borrowers a fee on long-term unadvanced commitments; and
•	long-term unadvanced commitments generally expire five years from the date of the loan agreement.

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at May 31, 2012, and the related maturities by fiscal year as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017
Committed lines of credit	$1,302,909	$ 127,135	$ 326,634	$ 91,800	$ 248,500	$ 508,840

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2012 was 42.20 -to-1, an increase from 30.52-to-1 at May 31, 2011. The increase in the leverage ratio is due to the increase of $144 million in guarantees and the decrease of $197 million in total equity partially offset by the decrease of $414 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At May 31, 2012 and 2011, the adjusted leverage ratio was 6.46 to-1 and 6.48-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The decrease to the adjusted leverage ratio was due to increases of $144 million to guarantees and the decrease of $46 million in adjusted equity, offset by the decrease of $509 million in adjusted liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at May 31, 2012 was 39.65 -to-1, an increase from 28.92-to-1 at May 31, 2011. The increase in the debt-to-equity ratio is due to the decrease of $197 million in total equity, partially offset by the decrease of $414 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At May 31, 2012 and 2011, the adjusted debt-to-equity ratio was 6.01 -to-1 and 6.09-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The decrease in the adjusted debt-to-equity ratio is due to the decrease of $46 million in adjusted equity, offset by the decrease of $509 million in adjusted liabilities.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At May 31, 2012, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through November 30, 2013. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and prepayments represent the scheduled long-term loan amortization for the outstanding loans at May 31, 2012, as well as our current estimate for the prepayment of long-term loans. The estimate of the amount and timing of long-term loan prepayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
						Debt Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & prepayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity
4Q12										$191
1Q13	$315	$-	$438	$753	$329	$-	$320	$120	$769	207
2Q13	421	-	1,058	1,479	661	-	700	120	1,481	209
3Q13	334	-	144	478	373	-	-	120	493	224
4Q13	177	200	110	487	362	-	-	120	482	219
1Q14	956	-	316	1,272	319	200	620	120	1,259	206
2Q14	357	-	216	573	248	-	200	120	568	201
Totals	$2,560	$200	$2,282	$5,042	$2,292	$200	$1,840	$720	$5,052

The chart on page 52 represents our best estimate of the funding requirements and how we expect to manage such funding requirements through November 30, 2013. These estimates will change on a quarterly basis based on many factors.

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

We issued $175 million of 11-month floating-rate medium-term notes and $225 million of two-year floating-rate medium-term notes in registered offerings in December 2011 and April 2012, respectively. In February 2012, we issued $400 million of 1.00 percent collateral trust bonds due 2015 and $400 million of 3.05 percent collateral trust bonds due 2022. In addition, we have a program to sell commercial paper to investors in the capital markets. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,700 million and represented 9 percent of total debt outstanding at May 31, 2012. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2013.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2012 and 2011, we had secured notes payable of $1,165 million and $1,411 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At May 31, 2012, we had up to $2,735 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At May 31, 2012 and 2011, we had $3,419 million and $3,150 million, respectively, of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the USDA, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. In the aggregate at May 31, 2012, we had up to $580 million available under committed loan facilities from the Federal Financing Bank as part of this program. At May 31, 2012 and 2011, we had up to $350 million available for advance through October 15, 2013 under a $500 million committed loan facility from the Federal Financing Bank. In December 2011, we closed an additional $499 million committed loan facility from the Federal Financing Bank that is available for advance through October 15, 2014 and for which CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances under both available facilities may have a maturity date of up to 20 years from the date of the advance and the spread we pay over the applicable treasury rate is locked in under this program. During the year ended May 31, 2012, we borrowed $269 million under our $499 million committed loan facility at a weighted average interest rate of 2.86 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. Subsequent to May 31, 2012, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,725 million over the next 12 months. Scheduled repayments include the principal amortization of long-term loans in each of the five fiscal years following May 31, 2012 and thereafter as follows:

(dollar amounts in thousands)	Amortization
2013 (1)	$1,025,831
2014	960,515
2015	931,621
2016	968,604
2017	865,015
Thereafter	12,975,227
Total	$17,726,813
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments
During the year ended May 31, 2012, interest income on the loan portfolio was $950 million, representing an average rate of 5.09 percent compared with 5.15 percent and 5.22 percent for the years ended May 31, 2011 and 2010. For the past three fiscal years, interest income on the loan portfolio has averaged $993 million. At May 31, 2012, 90 percent of the total loans outstanding had a fixed rate of interest, and 10 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At May 31, 2012 and 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2012, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements at May 31:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	2012	2011	2012	2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	-	1,000	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,843,750	$3,544,526	$1,000	$14,474
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

Member Investments
The table below shows the components of our member investments included in total debt outstanding at May 31:

	2012		2011		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$997,778	40%	$1,189,770	44%	$(191,992)
Daily liquidity fund	478,406	100	308,725	100	169,681
Medium-term notes	499,222	21	371,961	10	127,261
Members’ subordinated certificates	1,739,454	100	1,813,652	100	(74,198)
Total	$3,714,860		$3,684,108		$30,752

Percentage of total debt outstanding	20%		19%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,824 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

Cash Flows from Operations
For the year ended May 31, 2012, cash flows provided by operating activities were $119 million compared with cash flows provided by operating activities of $123 million for the prior year. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At May 31, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2012	2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.21	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.97	6.26
(1) In addition to the adjustments made to the leverage ratio set forth in the Non-GAAP Financial Measures section, senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER and debt-to-equity calculations include the adjustments set forth in the Non-GAAP Financial Measures section and exclude the results of operations for CAH.
(2) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure up to $7,500 million on any other indebtedness of CFC. As of May 31, 2012, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,608 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments at May 31, 2012 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets at May 31:

		Actual
	Requirement	2012	2011
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.68	6.98
(1) The ratio calculation includes the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt outstanding to the Federal Financing Bank under the Guaranteed Underwriter program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See Pledging of Loans and Loans on Deposit in Note 3, Loans and Commitments, for additional information related to collateral.

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

The $3,419 million of notes payable to the Federal Financing Bank as part of the funding mechanism for the Rural Economic Development Loan and Grant program at May 31, 2012 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,814 million at May 31, 2012, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5 percent of total patronage capital. At May 31, 2012, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1 respectively. At May 31, 2012, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above at May 31:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	2012	2011
Collateral trust bonds 1994 indenture	100%	150%	107%	118%
Collateral trust bonds 2007 indenture	100	150	124	114
Federal Agricultural Mortgage Corporation	100	150	118	127
Clean Renewable Energy Bonds Series 2009A	100	150	109	118
Federal Financing Bank Series A (1)	100	150	110	111
Federal Financing Bank Series B (1)	100	150	111	116
Federal Financing Bank Series C (1)	100	150	108	117
Federal Financing Bank Series D (1)	100	150	123	123
Federal Financing Bank Series E (1)	100	150	119	-
(1) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At May 31, 2012, unadvanced loan commitments totaled $14,129 million. Of that total, $1,303 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 48 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 52 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $12,826 million of unadvanced loan commitments at May 31, 2012 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. The above items all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at May 31, 2012.

We currently expect to make long-term loan advances totaling approximately $1,750 million to our members over the next 12 months.

Interest Expense on Debt
For the year ended May 31, 2012, interest expense on debt was $741 million, representing an average cost of 4.05 percent compared with 4.42 percent and 4.71 percent for the years ended May 31, 2011 and 2010, respectively. For the past three fiscal years, interest expense on debt has averaged $817 million. At May 31, 2012, 86 percent of outstanding debt had a fixed interest rate and 14 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing (1)	Interest Rate
May 31, 2013	$1,246,870	1.95%
May 31, 2014	2,648,066	3.91
May 31, 2015	872,834	2.02
May 31, 2016	1,008,070	3.09
May 31, 2017	606,868	5.40
Thereafter	8,774,773	5.36
Total	$15,157,481	4.48
(1) Excludes loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 32 of the last 33 years. In July 2012, the CFC Board of Directors approved the allocation of $71 million from fiscal year 2012 net earnings to CFC’s members. CFC will make a cash payment of $35 million to its members in September 2012 as retirement of 50 percent of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 52, we expect the amount of new long-term loan advances over the next six quarters to approximate scheduled long-term loan repayments. We offer long-term loans to our rural electric system members with maturities of up to 35 years, and the weighted average maturity for our electric loan portfolio is currently about 17 years. We offer long-term loans to our telecommunication members with maturities of up to 10 years, and the weighted average maturity for our telecommunications loan portfolio is currently about seven years. We also offer line of credit loans that are generally required to be paid down annually. We offer a variety of interest rate options on long-term loans including the ability to fix the interest rate for terms of one year through maturity. We fund the loan portfolio with a variety of debt instruments and our members’ equity. We typically do not match fund each of our loans with a debt instrument of similar final maturity. Debt instruments such as membership subordinated certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years; member capital securities have maturities of 35 years; and subordinated deferrable debt has been issued with maturities of up to 49 years. We may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issue such debt instruments with maturities of two, three, five, seven and 10 years.

At May 31, 2012, we had $3,247 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper and the daily liquidity fund at recent levels of approximately $1,500 million. Dealer commercial paper and bank bid notes decreased from $1,767 million at May 31, 2011 to $1,700 million at May 31, 2012. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At May 31, 2012, 15 percent of total debt outstanding was $2,783 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At May 31, 2012, we had $2,844 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At May 31, 2012, we had long-term debt maturing in the next 12 months totaling $1,247 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:
•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $233 million of medium-term notes sold through dealers and $410 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During fiscal year 2012 we issued $1,305 million of medium-term notes and $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,735 million available under this revolving note purchase agreement at May 31, 2012.

•
At May 31, 2012, we had the ability to borrow up to $580 million from the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter program of the USDA, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. A total of $350 million was available for advance through October 15, 2013. A total of $230 million was available for advance through October 15, 2014 and CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. During the year ended May 31, 2012, we borrowed $269 million under our $499 million committed loan facility at a weighted average interest rate of 2.86 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. Subsequent to May 31, 2012, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank.

At May 31, 2012, we are the guarantor and liquidity provider for $498 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds. During the year ended May 31, 2012, we were not required to perform as liquidity provider pursuant to these obligations.

We expect that our current sources of liquidity, along with our $191 million of cash on hand at May 31, 2012, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Interest Rate Risk
Our interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. Our Asset Liability Committee monitors interest rate risk by meeting at least monthly to review the following information: national economic forecasts, forecasts for the federal funds rate and the interest rates that we set, interest rate gap analysis, liquidity position, schedules of loan and debt maturities, short- and long-term funding needs, anticipated loan demands, credit concentration status, derivatives portfolio and financial forecast. The Asset Liability Committee also discusses the composition of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches and interest rate swap transactions.

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At May 31, 2012 and 2011, 10 percent and 14 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2012.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of May 31, 2012

(dollar amounts in millions)	May 31, 2013 or prior	June 1, 2013 to May 31, 2015	June 1, 2015 to May 31, 2017	June 1, 2017 to May 31, 2022	June 1, 2022 to May 31, 2032	Beyond June 1, 2032	Total
Assets amortization and repricing	$2,659	$3,783	$2,707	$3,734	$2,999	$1,051	$16,933

Liabilities and members’ equity:
Long-term debt	$1,740	$3,096	$2,595	$3,955	$2,183	$129	$13,698
Subordinated certificates	27	180	33	78	814	500	1,632
Members’ equity (1)	-	-	-	57	248	422	727
Total liabilities and members’ equity	$1,767	$3,276	$2,628	$4,090	$3,245	$1,051	$16,057

Gap (2)	$892	$507	$79	$(356)	$(246)	$-	$876
Cumulative gap	892	1,399	1,478	1,122	876	876
Cumulative gap as a % of total assets	4.47%	7.01%	7.41%	5.62%	4.39%	4.39%
Cumulative gap as a % of adjusted total assets (3)	4.54	7.12	7.52	5.71	4.46	4.46
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At May 31, 2012, we had $16,933 million of fixed-rate assets amortizing or repricing, funded by $13,698 million of fixed-rate liabilities maturing during the next 30 years and $2,359 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $876 million, or 4.39 percent of total assets and 4.46 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at May 31, 2012 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at May 31, 2012 through committed revolving credit agreements totaling $2,844 million with domestic and foreign banks, $580 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,735 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At May 31, 2012 and 2011, there were no foreign currency derivative instruments outstanding.

We are required to record all derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Generally, our derivatives do not qualify for hedge accounting. A large portion of our interest rate exchange agreements use a LIBOR index or the 30-day composite commercial paper index as the receive leg, which has not been highly correlated to our own commercial paper rates to qualify for hedge accounting on a consistent basis. We believe that the LIBOR index or the 30-day composite commercial paper index are the rates that most closely relate to the rates we pay on our own commercial paper, and, therefore, we believe we are economically hedging our net interest income on loans with our interest rate exchange agreements. At May 31, 2012 and 2011, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

The following table provides the notional amount, average interest rates and maturities by fiscal year for the interest rate exchange agreements to which we were a party at May 31, 2012.

			Notional Amortization and Maturities
(dollar amounts in millions)		Notional
Instruments	Fair Value	Amount	2013	2014	2015	2016	2017	Thereafter
Interest rate exchange agreements	$(358)	$8,996	$1,508	$1,306	$988	$838	$949	$3,407
Weighted-average pay rate		2.75%
Weighted-average receive rate		2.20

At May 31, 2012, 59 percent of our interest rate swaps were pay fixed-receive variable and 41 percent were pay variable-receive fixed. As a result, each 25-basis-point increase or decrease to the 30-day composite commercial paper index and the one-month and three-month LIBOR rates would result in a $4 million increase or decrease, respectively, in our net cash settlements. There were no cross currency or cross currency interest rate exchange agreements to which we were a party at May 31, 2012 and 2011.

Other Financial Instruments
The table below provides information about our financial instruments other than derivatives that are sensitive to changes in interest rates. All of our financial instruments at May 31, 2012 were entered into or contracted for purposes other than trading except for the investments in preferred stock. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2012.

			Principal Amortization and Maturities
(dollar amounts in millions)	Outstanding	Fair						Remaining
Instrument	Balance	Value	2013	2014	2015	2016	2017	Years
Assets:
Investments in equity securities	$59	$59	$-	$-	$-	$-	$-	$59
Long-term fixed-rate loans (1)	16,474	18,131	960	892	873	878	800	12,071
Average rate	5.48%		4.97%	5.11%	5.24%	5.24%	5.33%	5.60%
Long-term variable-rate loans (2)	$782	$782	$56	$57	$48	$79	$52	$490
Average rate (3)	3.22%		-	-	-	-	-	-
Line of credit loans (4)	$1,159	$1,159	$1,159	$-	$-	$-	$-	$-
Average rate (3)	2.27%		2.27%	-	-	-	-	-
Non-performing loans (5)	$41	$17	$27	$1	$1	$2	$2	$8
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	$456	$435	$9	$10	$10	$10	$11	$406
Average rate (5)	4.83%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	$4,493	$4,499	$4,493	$-	$-	$-	$-	$-
Average rate	0.69%		0.69%	-	-	-	-	-
Medium-term notes	$1,781	$2,279	$-	$361	$60	$27	$16	$1,317
Average rate	5.73%		-	1.85%	2.65%	3.67%	3.79%	6.99%
Collateral trust bonds	$6,053	$6,976	$-	$1,805	$404	$954	$574	$2,316
Average rate	5.21%		-	4.53%	1.08%	3.08%	5.47%	7.28%
Long-term notes payable	$4,318	$4,681	$-	$470	$381	$6	$5	$3,456
Average rate	3.33%		-	3.13%	2.86%	4.22%	4.22%	3.41%
Subordinated deferrable debt	$186	$187	$-	$-	$-	$-	$-	$186
Average rate	6.02%		-	-	-	-	-	6.02%
Membership sub certificates (7)	$1,572	$1,730	$-	$12	$28	$22	$12	$1,498
Average rate	5.25%		-	2.75%	2.80%	2.42%	4.94%	5.36%
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $194 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $24 million of loans guaranteed by RUS.
(3) Variable rates are set the first day of each month.
(4) The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.

(5) Amortization based on current repayment schedule. All non-performing loans were on non-accrual status at May 31, 2012. Average rate on restructured loans represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(6) Short-term debt includes commercial paper, bank bid notes and long-term debt due in less than one year.
(7) Carrying value and fair value exclude loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan; therefore, there is no scheduled amortization. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At May 31, 2012 and 2011, the highest percentage concentration of total notional exposure to any one counterparty was 18 percent and 13 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At May 31, 2012, our derivative instrument counterparties had credit ratings ranging from AA to BBB+ as assigned by Standard & Poor’s Corporation and Aaa to Baa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at May 31, 2012, there were three counterparties that would be required to make a payment to us totaling $45 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $26 million, or 57 percent of the total exposure to us, at May 31, 2012.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2012, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(232)	$-	$(232)
fall below Baa1/BBB+ (1)	6,817,207	(290,053)	42,348	(247,705)
Total	$6,820,207	$(290,285)	$42,348	$(247,937)
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

In addition to the rating triggers listed above, at May 31, 2012, we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2012 was $297 million.

Subsequent to May 31, 2012, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At July 31, 2012, the interest rate swap contracts with this counterparty have a total notional amount of $717 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At July 31, 2012, we estimate that we would have to make a payment of approximately $26 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative losses line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign-denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value calculation is based on future interest rate expectations that may change daily, creating volatility in the estimated derivative forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, we enter into a foreign currency exchange agreement for all foreign-denominated debt that effectively fixes the exchange rate for all interest and principal payments. For making operating decisions, we subtract the derivative forward value and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. The covenants in our revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value and foreign currency adjustments from net income when making certain presentations to our members and in calculating the amount of net income to be allocated to our members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

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

The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives and foreign currency adjustments for the five years ended May 31:

(dollar amounts in thousands)	2012	2011	2010	2009	2008
Interest expense	$(761,778)	$(841,080)	$(912,111)	$(935,021)	$(931,268)
Derivative cash settlements	(12,846)	(6,848)	(23,304)	112,989	27,033
Adjusted interest expense	$(774,624)	$(847,928)	$(935,415)	$(822,032)	$(904,235)

Net interest income	$199,183	$167,831	$131,524	$135,743	$120,125
Derivative cash settlements	(12,846)	(6,848)	(23,304)	112,989	27,033
Adjusted net interest income	$186,337	$160,983	$108,220	$248,732	$147,158

Net (loss) income prior to cumulative effect of change in accounting principle	$(148,797)	$151,215	$110,547	$(73,770)	$39,646
Derivative forward value	223,774	23,388	(2,696)	160,017	98,743
Adjusted net income	$74,977	$174,603	$107,851	$86,247	$138,389

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER for the five years ended May 31:

	2012	2011	2010	2009	2008
TIER (1)	-	1.18	1.12	-	1.04
Adjusted TIER	1.10	1.21	1.12	1.10	1.15
(1) For the years ended May 31, 2012 and 2009, we reported a net loss of $149 million and $74 million, respectively; therefore, the TIER for these periods results in a value below 1.00.

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

The following table reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt-to-equity ratios as of the five years ended May 31:

(dollar amounts in thousands)	2012	2011	2010	2009	2008
Liabilities	$19,460,580	$19,874,313	$19,556,448	$20,463,605	$18,699,169
Less:
Derivative liabilities	(654,125)	(477,433)	(482,825)	(493,002)	(171,390)
Debt used to fund loans guaranteed by RUS	(219,084)	(226,695)	(237,356)	(243,997)	(250,169)
Subordinated deferrable debt	(186,440)	(186,440)	(311,440)	(311,440)	(311,440)
Subordinated certificates (1)	(1,739,454)	(1,813,652)	(1,810,715)	(1,740,054)	(1,406,779)
Adjusted liabilities	$16,661,477	$17,170,093	$16,714,112	$17,675,112	$16,559,391
Total equity	$490,755	$687,309	$586,767	$519,100	$680,212
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	142,252	118,864	121,560	(38,457)	(137,200)
Year-to-date derivative forward value loss
(income)	223,774	23,388	(2,696)	160,017	98,743
Accumulated other comprehensive income (2)	(8,270)	(9,273)	(7,489)	(8,115)	(8,827)
Plus:
Subordinated certificates (1)	1,739,454	1,813,652	1,810,715	1,740,054	1,406,779
Subordinated deferrable debt	186,440	186,440	311,440	311,440	311,440
Adjusted equity	$2,774,405	$2,820,380	$2,820,297	$2,684,039	$2,351,147
Guarantees	$1,249,330	$1,104,988	$1,171,109	$1,275,455	$1,037,140
(1) Includes $17 million and $12 million of subordinated certificates classified in short-term debt at May 31, 2012 and 2011, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.9 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at May 31, 2012 and 2011, respectively.

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
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations, as of the five years ended May 31:

	2012	2011	2010	2009	2008
Leverage ratio	42.20	30.52	35.33	41.88	29.01
Adjusted leverage ratio	6.46	6.48	6.34	7.06	7.48

Debt-to-equity ratio	39.65	28.92	33.33	39.42	27.49
Adjusted debt-to-equity ratio	6.01	6.09	5.93	6.59	7.04

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page58.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, auditors’ reports and quarterly financial results are included on pages 94 through 138 (see Note 16 to consolidated financial statements for a summary of the quarterly results of our operations).

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

Management’s Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation (“we,“our” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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

(iii.)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of our assets.

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2012.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the U.S. Securities and Exchange Commission that permit us to furnish only management’s report with this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ SHELDON C. PETERSEN	By:	/s/ STEVEN L. LILLY
	Sheldon C. Petersen		Steven L. Lilly
	Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 15, 2012		August 15, 2012

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 15, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Delbert Cranford (President of CFC)	68	2007	2013
Burns E. Mercer (Vice President of CFC)	61	2008	2014
Joel Cunningham (Secretary-Treasurer of CFC)	58	2009	2015
Fred Anderson	60	2008	2014
Ray Beavers	57	2010	2013
Fred Brog	67	2009	2015
Raphael A. Brumbeloe	71	2007	2013
Mike Campbell	64	2012	2015
R. Grant Clawson	63	2011	2014
Walter K. Crook	72	2010	2013
Jim L. Doerstler	64	2008	2014
Jimmy Ewing, Jr.	64	2007	2013
Michael J. Guidry	63	2009	2013
Christopher L. Hamon	49	2009	2015
Scott W. Handy	54	2009	2015
William A. Kopacz	65	2006	2013
Lyle Korver	56	2010	2013
Glenn W. Miller	48	2009	2015
Curtis Nolan	54	2011	2013
Randy D. Renth	48	2009	2015
Dwight Rossow	50	2008	2014
R. Wayne Stratton	64	2007	2013
Kirk A. Thompson	49	2011	2014

Under CFC’s bylaws, the board of directors must be composed of the following individuals:
•
20 directors, which must include one general manager and one director of a member system from each of 10 districts (but no more than one director from each state except in a district where only one state has members);

•	two directors designated by the NRECA; and
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

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Delbert Cranford	68	2012
Vice President and Director	Burns E. Mercer	61	2012
Secretary-Treasurer and Director	Joel Cunningham	58	2012
Chief Executive Officer	Sheldon C. Petersen	59	1995
Executive Vice President and Chief Operating Officer	John T. Evans	62	2011
Senior Vice President of Member Services and General Counsel	John J. List	65	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly	62	1994
Senior Vice President of Corporate Relations	Richard E. Larochelle	59	1998
Senior Vice President of Affiliate Organizations	Lawrence Zawalick	54	2011
Senior Vice President and Treasurer	Andrew Don	52	2011
Senior Vice President of Credit Risk Management	John M. Borak	67	2002

The President, Vice President and Secretary-Treasurer are elected annually by the board of directors at its first organizational meeting immediately following CFC’s annual membership meeting, each to serve a term of one year; the Chief Executive Officer serves at the pleasure of the board of directors; and the other Executive Officers serve at the pleasure of the Chief Executive Officer.

(c) Identification of Certain Significant Employees.

Inapplicable.

(d) Family Relationships.

No family relationship exists between any director or executive officer and any other director or executive officer of the registrant.

(e) (1) and (2) Business Experience and Directorships.

Mr. Cranford has served as a board director of Randolph Electric Membership Corporation in Asheboro, North Carolina since 1989 and was president from 1995 to 2002 and vice president from 1994 to 1995. He is a director and former president of the North Carolina Association of Electric Cooperatives, Inc. and also served on the North Carolina Electric Membership Corporation board. Mr. Cranford also serves on an advisory board for the Denton, North Carolina branch of First Bank, which is owned and operated by First Bancorp. He has been a retail pharmacist since 1966 and an owner of retail pharmacies since 1984. As a director of Randolph Electric Membership Corporation, Mr. Cranford has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Cranford has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, New Hampshire since 1992. He is a founding board member of the New Hampshire Electric Co-op Foundation. Mr. Anderson is also a board member of the Cooperative Research Council and a former board member of Northway Bank and former member of Northway Bank’s Audit Committee. Mr. Anderson is the former director of finance and administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation. He holds the Credentialed Cooperative Director Certificate issued by the NRECA. Mr. Anderson also is a current member of the AICPA. As president and CEO of New Hampshire Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Anderson’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. Campbell has been the executive vice president and general manager of Central Florida Electric Cooperative, Inc. in Chiefland, Florida since 2005. He has served as the vice president of engineering and operations of Coastal Electric Cooperative in Midway, Georgia from 1998 to 2005 and the engineering manager of Colquitt Electric Membership Corporation in Moultrie, Georgia from 1991 to 1998. He is serving as a trustee on the executive committee of Seminole Electric Cooperative, and as a director and secretary/treasurer of the Florida Rural Electric Self Insurer’s Fund and Florida Rural Electric Credit Union. As a general manager of Central Florida Electric Cooperative, Mr. Campbell has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Campbell has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Clawson has been a trustee of Continental Divide Electric Cooperative in Grants, New Mexico since 1989. He represents District 10 on the NRECA Resolutions Committee. Mr. Clawson is a farmer and rancher and has been the owner of a custom saddle business since 1998. As a trustee of Continental Divide Electric Cooperative, Mr. Clawson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Clawson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Guidry serves as president of NRECA and previously served as vice president and secretary-treasurer of NRECA. In addition, he is a former member of NRECA Management Advisory Committee and former member of NRECA Resolutions Committee, as well as a current director of the South Louisiana Economic Council and chairman of the South Louisiana Economic Council Regional Economic Development Committee. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. Mr. Guidry served as general manager of South Louisiana Electric Association in Houma, Louisiana from 1989 until his retirement on January 13, 2012. Mr. Guidry also previously served as alternate director of Cajun Electric Power Cooperative and president of Louisiana Distribution Co-op Managers Association. As general manager of South Louisiana Electric Association, Mr. Guidry acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Guidry has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Guidry’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. Korver has been the general manager and CEO of North West Rural Electric Cooperative in Orange City, Iowa since 1993. In addition, he was the secretary-treasurer and past chairman of the Resolutions Committee of Mid-West Electric Consumers Association. Mr. Korver was the general manager of Sioux Electric Cooperative Association from 1984 to 1993 and the shared general manager of Sioux Electric Cooperative Association and O’Brien County Rural Electric Cooperative from 1989 to 1993. Mr. Korver was the manager’s representative to the board of the Iowa Association of Electric Cooperatives from 2005 to 2006. He also was a member of NRECA Marketing and Energy Services Committee. He is an

ACRE President’s Club member. Mr. Korver has been the president of Orange City Development Corporation since 2007. As general manager and CEO of North West Rural Electric Cooperative, Mr. Korver has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Korver has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC Board. Mr. Korver’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, Ohio since 2004. He currently serves on the board of Buckeye Power, Inc. including the Executive, Audit and Rate committees. Mr. Miller is currently serving on the board of Wayne Savings Community Bank located in Wooster, Ohio, where he also serves on both the Loan and Audit Committees. Mr. Miller is a certified public accountant and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc. Mr. Miller is a part-owner and vice president of The Pines Golf Club in Orrville, Ohio. As president and CEO of Holmes-Wayne Electric Cooperative, Mr. Miller has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Miller has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Miller’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Nolan has been a director of Sulphur Springs Valley Electric Cooperative in Willcox, Arizona since 1993 and a director of NRECA since 2002. Mr. Nolan has also been serving as vice president of NRECA since March 2011. Mr. Nolan previously served as president and secretary of the Sulphur Springs Valley Electric Cooperative and as a secretary-treasurer of NRECA. He is a former director and a chairman of Southwest Transmission Cooperative and a former director, treasurer and secretary for Grand Canyon State Electric Cooperative Association. Mr. Nolan has been the owner of Nolan Builders since 2005. Mr. Nolan also is a Credentialed Cooperative Director through NRECA and holds a Board Leadership Certificate. As a director of Sulphur Springs Valley Electric Cooperative, Mr. Nolan has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Nolan has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Renth has been director of Clinton County Electric Cooperative in Breese, Illinois since 1997. He is a certified public accountant and has been at Rickhoff & Associates LTD of O’Fallon, Illinois from 2011 to current and from 2007 to 2009. Mr. Renth was at Rehkemper & Son, Inc. of St. Rose, Illinois from 2009 to 2011. Mr. Renth was the controller of Auffenberg Auto Group in St. Louis, Missouri from 2006 to 2007. Also in 2006, he served as the plant controller for Cenveo, Inc. in St. Louis, Missouri. Mr. Renth served as the chief financial officer of Archway International Trucks/Gateway City International in St. Louis, Missouri from 1997 to 2006. In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. Mr. Renth is owner and operator of RDR Acres Inc., a family farm corporation. As a director of Clinton County Electric Cooperative, Mr. Renth has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Renth has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Renth’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. Stratton has been a board director of East Kentucky Power Cooperative in Winchester, Kentucky since 1990. He has served as a director of Shelby Energy Cooperative since 1987, ACES Power Marketing (2004-2011), Shelbyville Municipal Water & Sewer Commission since 2000 and Republic Bancorp since 1995. He is an at-large director that serves as the Audit Committee financial expert as defined by the Securities and Exchange Commission. He is a certified public accountant in Kentucky, accredited in Business Valuation by the AICPA, a Certified Forensic Accountant, Certified Fraud Examiner and a Credentialed Cooperative Director through NRECA. Mr. Stratton has been a member/owner of Jones, Nale & Mattingly PLC, a full-service accounting and auditing practice since 1970. He currently serves as the Audit Committee chairman and Audit Committee financial expert of Republic Bancorp, a $3,400 million bank traded on NASDAQ. Mr. Stratton is the Audit Committee chairman of East Kentucky Power Cooperative, former team captain for AICPA peer reviews of other accounting firms and former board member of Kentucky Higher Education Assistance Authority where as chairman for eight years, he participated in various finance transactions. He served on the AICPA Uniform Accountancy Act Committee and is the past president of the Kentucky Society of CPAs. As a director of East Kentucky Power Cooperative, Mr. Stratton has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Stratton has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Stratton’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Thompson has been the general manager of CMS Electric Cooperative, Inc., in Meade, Kansas since 1991. Mr. Thompson is board president of Kansas Electric Power Cooperative and board president of High Plains Energy LLC. Mr. Thompson is also the board president of Southwest Kansas Area Cooperative District 613. As general manager of CMS Electric Cooperative, Mr. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Thompson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. Larochelle joined CFC as director of Corporate Relations in May 1996. He became Senior Vice President of Corporate Relations in August 1998. Before joining CFC, he was the Legislative Director at NRECA where he worked for 12 years. He also worked at the USDA in the Rural Electrification Administration and the Farmers Home Administration.

Mr. Zawalick joined CFC in 1980. Throughout his career with CFC, Mr. Zawalick has held various positions. In February 2000, Mr. Zawalick was named CFC’s Senior Vice President of RTFC. On June 1, 2010, Mr. Zawalick was named Senior Vice President, Affiliate Organizations, which includes oversight responsibilities for both RTFC and NCSC operations.

Mr. Don joined CFC in September 1999 as Director of Loan Syndications and became Vice President of Capital Market Relations in June 2005. Effective June 2010, Mr. Don became CFC’s Senior Vice President and Treasurer. Prior to joining CFC, he held the position of Vice President and Manager of the Washington, D.C. Office for The Bank of Tokyo–Mitsubishi. Mr. Don started his banking career with the Bank of Montreal in New York in 1984 and subsequently was a Vice President for Corporate Banking for The Bank of New York from 1987 to 1990.

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

(j) Audit Committee

Our Audit Committee currently consists of 13 directors: Mr. Miller (Chairperson), Mr. Thompson (Vice Chairperson), Mr. Stratton (Vice Chairperson), Mr. Cranford (Ex Officio), Mr. Brumbeloe, Mr. Crook, Mr. Cunningham, Mr. Doerstler, Mr. Ewing, Mr. Handy, Mr. Korver, Mr. Nolan and Mr. Renth. Mr. Stratton was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under Management’s Discussion and Analysis in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2012. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2012 for filing with the Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee
Our Compensation Committee currently consists of seven directors: Mr. Cranford, Mr. Mercer, Mr. Cunningham, Mr. Beavers, Mr. Korver, Mr. Handy and Mr. Miller. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The Compensation Committee’s Processes
The Compensation Committee has established a process to assist it in ensuring that CFC’s executive compensation program is achieving its objectives. Prior to the start of each fiscal year, the board of directors approves performance measures for the “corporate balanced scorecard,” which is the basis for the short-term incentive plan, and the specific goal and metrics for the long-term incentive plan. The Compensation Committee reviews and assesses the accomplishment of goals as of the end of the fiscal year and determines whether to authorize the payment of incentive compensation. This authorization is then submitted to the full board of directors for ratification.

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

Role of Compensation Consultant
In fiscal year 2012, the Compensation Committee hired Mercer (US) Inc. (“Mercer”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below). Mercer advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, actual and target, annual incentives, actual and target total cash compensation, one year and three year average long-term incentives and total direct compensation. Mercer did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation.

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

(k) Section 16(a) Beneficial Ownership Reporting Compliance

Inapplicable.

(l) Board Leadership Structure and Role of Risk Oversight by the board of directors

Board Leadership Structure
The positions of CEO and President of the CFC Board of Directors are held by two separate individuals. The President must be a member of the board of directors and is elected annually by the board of directors. The President of the CFC Board of Directors has authority, among other things, to appoint members of the board to standing committees, to appoint a vice chairperson to each Board standing committee and to appoint members to ad-hoc Board committees. The President of the board presides over Board meetings, sets meeting agendas and determines materials to be distributed to the board. Accordingly, the board president has substantial ability to influence the direction of the board. CFC believes that separation of the positions of Board President and CEO reinforces the independence of the board in its oversight of its business and affairs. CFC also believes that this leadership structure is appropriate in light of the cooperative nature of the organization.

The board of directors appoints the CEO. The CEO is not a member of the board of directors. If the CEO position becomes vacant, the President will exercise the responsibilities of the CEO until a permanent or interim CEO is selected by the board of directors.

Board Role in Risk Oversight
CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the board of directors is primarily responsible for the oversight and direction of risk management. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the board. CFC’s management, consisting of the Executive Team and the Operations and Planning Council, which is composed of 8 vice president-level employees, is assisted in its day-to-day duties related to risk by individual business functions, in addition to an Asset Liability Committee, Corporate Credit Committee and Disclosure Committee, which are authorized by the board of directors and have their members appointed by the CEO. Each of these internal, multi-department committees consists of certain management-level employees.

In fulfilling its risk management oversight duties, the board of directors receives periodic reports on business activities from management and from various operating groups and committees across the organization, including the Credit Risk Management group, the Member Services group, the Internal Audit group and the Corporate Compliance Officer, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. The board of directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings.

CFC has an annual strategic planning process that involves the board of directors, the Executive Team and the Operations and Planning Council.

The process begins with a review of the strategic risk assessment. This session provides the Executive Team an opportunity to discuss the risk assessment with the board of directors and to discuss other pertinent strategic topics. The objective of the risk assessment is to identify significant business risks facing CFC that could impede our ability to achieve our strategic goals. The result of the risk assessment is a listing of significant business risks that are prioritized based on likelihood and impact. The board of directors develops a risk management philosophy, which states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

The Operations and Planning Council periodically coordinates operational risk assessment sessions, which involve the Executive Team and other senior managers from across the organization. Before the risk assessment session, the Operations and Planning Council requests participants to prioritize the operational risks within CFC’s risk management framework. The Internal Audit team compiles the risk rankings based on the responses received from participants and determines the overall top 10 risks. During the risk assessment session, the participants assess the likelihood and impact for each of the 10 top risks using a high, medium and low scale without any regard to mitigation strategies.

The board of directors has established a risk appetite that includes a common understanding between executive management and the board of directors regarding acceptable risks and risk tolerances underlying the execution of CFC’s strategy. It is also intended as a benchmark for discussing the implications for pursuing new strategies and business opportunities.

The results of the board’s strategic risk assessment and management’s operational risk assessment are used as the basis for the development of the strategic plan.

Additionally, the Risk Committee of the Operations and Planning Council periodically conducts a risk culture survey to assess the strengths and weaknesses of our corporate culture in the following areas: management’s philosophy and operating style, risk management activities, organizational structure, integrity and ethical values. The Operations and Planning Council then provides the Executive Team with recommended action items that are focused on improving the internal control environment.

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

Our compensation philosophy is to target total compensation for employees – base pay, short-term incentive, long-term incentive and benefits – at the 75th percentile of market for the general employee population. However, due to the cooperative nature of the organization, CFC does not meet the compensation levels of named executive officers of other financial services organizations at the 75th percentile since we do not offer stock or other equity compensation. It is important to CFC, however, to pay the named executive officers of CFC competitively in base pay to retain key talent.

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

Compensation Analysis
In fiscal year 2012, Mercer was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using 13 peer organizations identified by Mercer through interviews with the Compensation Committee. Mercer included companies in the compensation comparison group that were similar to CFC in asset size, industry and business description. The group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included three members of the Farm Credit system and 11 regional banks or financial services companies. These companies were chosen because their businesses are similar to CFC’s.

The targeted companies had assets ranging from approximately 50 percent to 200 percent of CFC’s December 2010 total assets of $20,560 million, and included seven companies with greater total assets than CFC’s. The comparator group consisted of financial services organizations New York Community Bancorp, Inc., Astoria Financial Corp., Nelnet, Inc., Webster Financial Corp., Flagstar Bancorp, People’s United Financial Corp., Washington Federal Inc., Hudson City Bancorp Inc., First Niagara Financial Group, and Federal Agricultural Mortgage Corporation, as well as three Farm Credit System peers. Although Hudson City Bancorp Inc.’s 2010 assets are outside of the normal targeted asset range, Mercer recommended that this company remain in the peer group.

Mercer led the Compensation Committee through an assessment of CEO compensation data at the comparator group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each comparator group company’s most recent annual report or proxy statement. The elements of compensation reviewed include:

•	current base salary;
•	actual bonus paid for fiscal year 2010*;
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

•	sign-on awards, special awards and mega-grants annualized over the term of employment contract or the vesting schedule.
*	For targeted compensation, the target bonus for 2011 was used.

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

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Committee that the CEO and the organization performed extremely well during another volatile business year. The Committee also took into consideration the information provided by Mercer Consulting, indicating that executive pay increases were projected to average about 3 percent for calendar year 2011. Therefore, in recognition of his strong performance and leadership, the Compensation Committee increased the CEO’s base pay 3 percent to $813,700, effective January 1, 2012. In addition, in recognition of the CEO’s successful leadership and strategic guidance of CFC through the recent down economy, the board of directors authorized a one-time cash award of $100,000 paid to the CEO in December 2011.

As discussed under Role of the Compensation Committee above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.

In recognition of Mr. Evans’ expanding role and increased responsibilities as Executive Vice President and Chief Operating Officer, effective June 1, 2011, Mr. Evans’ base salary, increased to $458,300, consistent with similar positions in other organizations as determined through credible third party compensation sources.

In recognition of Mr. Larochelle’s significant contributions and strategic leadership, as well as the success of corporate strategic initiatives he led or participated in, Mr. Larochelle’s base salary was increased to $421,876 effective June 1, 2011.

Mr. List continues to perform well in his role as a senior leader of the organization. He contributed to the achievement of corporate strategies and objectives in a positive and meaningful way. It was determined that he is currently being paid an  appropriate compensation package for an executive of this organization; therefore, in lieu of a base salary increase, he received a one-time cash award. The cash award amount is included in the total compensation table below.

Mr. Lilly also performed well in his role as a senior leader of the organization, contributing to the achievement of corporate strategies and objectives in a meaningful way. It was determined that he is also currently being paid an appropriate compensation package for an executive of this organization; therefore, in lieu of a base salary increase, he received a one-time cash award. The cash award amount is included in the total compensation table below.

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

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15 percent to 25 percent of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25 percent of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55 percent to 100 percent of total opportunity, with an average over the 14 years of 81.47 percent. This equates to a 14-year average payout of 15.66 percent of base salaries for all employees.

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

The four quadrants for fiscal year 2012, which were the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2012, the board of directors established five corporate goals within these four quadrants. The board of directors establishes corporate goals and measures that they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2012 were:
•	Customer Engagement/ Learning, Growth & Innovation: Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•	Internal Process and Operations: Manage CFC’s operating expense levels.
•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.

The determination of the extent to which the five goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2012 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that three of the goals were achieved, equating to 60 percent of the total opportunity.

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

The number of performance units awarded to each employee for each program cycle is calculated by dividing a percentage, ranging from 15 percent to 25 percent, of the participant’s base pay on the first day of the program cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2012, the target rating level was “AA-Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25 percent of each named executive officer’s base pay on June 1, 2009. If the highest rating level was achieved at the end of that program cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5 percent of 2009 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2012:

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

As of May 31, 2012, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in June 2009 had a payout value based on our senior secured debt ratings in place on May 31, 2012; performance units issued to named executive officers in June 2010 will have a payout value based on senior secured debt ratings in place on May 31, 2013; and performance units issued to named executive officers in June 2011 will have a payout value based on senior secured debt ratings in place on May 31, 2014. Payments made to named executive officers for fiscal year 2012 were for performance units issued in June 2009 and were based on the May 31, 2012 senior secured debt rating level of A+ stable outlook, which has a value of $20 per performance unit, or 20 percent of the targeted opportunity (5 percent of June 2009 base pay).

All current plans will pay out if both rating agencies, Standard & Poor’s Corporation and Moody’s Investors Services, rate our senior secured debt at a high enough level to receive a payout. The payout will be based on the average of the two ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment
The Compensation Committee conducts an annual risk assessment of the Company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. The Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the Company.

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

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s non-qualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2012 cap for contributions is $17,000. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

Other Compensation
We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel. To provide these perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2012, the board of directors authorized an aggregate of $30,000 to cover these allowances.

Severance/Change in Control Agreements
Mr. Petersen, Chief Executive Officer, and Mr. Evans, Executive Vice President and Chief Operating Officer, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change in control agreements. For more information on these severance arrangements, see Termination of Employment and Change in Control Arrangements below.

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

Submitted by the Compensation Committee
Burns Mercer
Delbert Cranford
Joel Cunningham
Ray Beavers
Lyle Korver
Scott Handy
Glenn Miller

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2012, 2011 and 2010 earned by the named executive officers and three additional executive officers of CFC that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Sheldon C. Petersen	2012	$799,874	$100,000	$156,721	$896,555	$41,997	$1,995,147
Chief Executive Officer	2011	775,329		229,332	540,169	34,025	1,578,855
	2010	747,350		158,812	447,698	111,361	1,465,221

John T. Evans	2012	458,300	-	88,625	260,220	9,104	816,249
Executive Vice President	2011	433,800		128,330	206,602	5,994	774,726
& Chief Operating Officer	2010	397,700		84,511	202,007	14,998	699,216

Steven L. Lilly	2012	405,650	10,000	80,727	326,923	-	823,300
Senior Vice President &	2011	405,650		121,292	276,510	-	803,452
Chief Financial Officer	2010	397,700		84,511	272,443	7,648	762,302

John J. List	2012	405,650	15,000	80,727	163,754	4,900	670,031
Senior Vice President of	2011	405,650		121,292	35,705	5,759	568,406
Member Services and	2010	397,700		84,511	116,312	14,424	612,947
General Counsel

Richard E. Larochelle	2012	421,876	-	83,161	628,834	5,035	1,138,906
Senior Vice President of	2011	405,650		121,292	347,103	5,759	879,804
Corporate Relations	2010	397,700		84,511	287,531	14,998	784,740

Lawrence Zawalick (4)	2012	312,000	-	61,300	498,172	7,037	878,509
Senior Vice President of	2011	295,600		88,400	175,814	5,687	565,501
Affiliate Organizations	2010	289,800		61,583	118,546	12,923	482,852

Andrew Don (4) (5)	2012	325,000	-	58,890	206,202	9,317	599,409
Senior Vice President &	2011	261,050		74,863	75,574	5,839	417,326
Treasurer

John M. Borak (4)	2012	260,049	8,000	51,747	68,023	4,900	392,719
Senior Vice President of	2011	260,049		77,752	65,820	5,514	409,135
Credit Risk Management	2010	254,950		54,177	77,120	12,253	398,500

Name	Year	Short-term Incentive Plan	Long-term Incentive Plan
Sheldon C. Petersen	2012	$119,981	$36,740
	2011	193,832	35,500
	2010	158,812	-

John T. Evans	2012	68,745	19,880
	2011	108,450	19,880
	2010	84,511	-

Steven L. Lilly	2012	60,847	19,880
	2011	101,412	19,880
	2010	84,511	-

John J. List	2012	60,847	19,880
	2011	101,412	19,880
	2010	84,511	-

Richard E. Larochelle	2012	63,281	19,880
	2011	101,412	19,880
	2010	84,511	-

Lawrence Zawalick (5)	2012	46,800	14,500
	2011	73,900	14,500
	2010	61,583	-

Andrew Don (5) (6)	2012	48,750	10,140
	2011	65,263	9,600

John M. Borak (5)	2012	39,007	12,740
	2011	65,012	12,740
	2010	54,177	-

(1) Includes amounts given as one-time cash awards in lieu of base pay increases, except for Mr. Petersen, which was a bonus in addition to a base pay increase.
(2) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are as follows:
(3) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which CFC participates, during each respective fiscal year.
(4) For Mr. Petersen, includes $30,000 of perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance, in each case for fiscal year 2012. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan, and contributions to health savings.
(5) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.
(6) Andrew Don became an executive officer of CFC on June 1, 2010 when he was appointed Senior Vice President and Treasurer.

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2012.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$197,500	$296,250
Short-term Incentive Plan (2)	-	119,981	119,981
John T. Evans
Long-term Incentive Plan (1)	-	114,600	171,900
Short-term Incentive Plan (2)	-	68,745	68,745
Steven L. Lilly
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	60,847	60,847
John J. List
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	60,847	60,847
Richard E. Larochelle
Long-term Incentive Plan (1)	-	105,500	158,250
Short-term Incentive Plan (2)	-	63,281	63,281
Lawrence Zawalick
Long-term Incentive Plan (1)	-	78,000	117,000
Short-term Incentive Plan (2)	-	46,800	46,800
Andrew Don
Long-term Incentive Plan (1)	-	81,300	121,950
Short-term Incentive Plan (2)	-	48,750	48,750
John M. Borak
Long-term Incentive Plan (1)	-	65,000	97,500
Short-term Incentive Plan (2)	-	39,007	39,007
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of AA- stable at May 31, 2014.
(2) Target and maximum payouts represent 25 percent of May 31, 2012 base salary. For the payout earned under the fiscal year 2012 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

The board of directors approved a new long-term incentive plan and made grants of performance units to the named executive officers in June 1, 2012. The payout under these grants will be determined on May 31, 2015.

Employment Contracts
Pursuant to an employment agreement effective as of January 1, 2008 and amended September 1, 2011, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2015, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $790,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr.

Petersen leaving for good reason, disability or termination due to death). See Termination of Employment and Change in Control Arrangements below for a description of these provisions and for information on these amounts.

For information about Mr. Evans’ termination agreement, see Termination of Employment and Change in Control Arrangements.

Pension Benefits Table
CFC is a participant in a multiple employer defined benefit pension plan, the Retirement Security Plan, which is administered by NRECA. Since the plan is a multiple employer plan in which CFC participates, CFC is not liable for the amounts shown in the table below and such amounts are not reflected in CFC’s audited financial statements. CFC’s expense is limited to the annual premium to participate in the plan. There is no funding liability for CFC for the plan.

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service. Each of the named executive officers participates in the qualified pension plan component of the Retirement Security Plan. CFC reduced the value of the pension plan effective September 1, 2010. Under the current pension plan, participants are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.70 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation. Normal retirement age under the qualified pension plan is age 65; however, the plan does allow for early retirement with reduced benefits. For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date. Each of the named executive officers is eligible for early retirement under the plan. Benefits accrued prior to September 1, 2010, are based on a benefit level of 1.9 percent of the average of their five highest base salaries during their last 10 years of employment and a normal retirement age of 62.

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

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2012 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	28.75	$2,577,887	$362,324
John T. Evans	NRECA Retirement Security Plan	13.50	1,138,977	77,910
Steven L. Lilly (4)	NRECA Retirement Security Plan	1.75	110,326	1,545,980
John J. List (5)	NRECA Retirement Security Plan	3.92	107,511	101,493
Richard E. Larochelle	NRECA Retirement Security Plan	28.00	2,131,753	187,791
Lawrence Zawalick	NRECA Retirement Security Plan	31.67	1,946,648	88,694
Andrew Don	NRECA Retirement Security Plan	11.67	587,726	-
John M. Borak (6)	NRECA Retirement Security Plan	5.92	387,110	4,783
(1) CFC is a participant in a multiple employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple employer pension plan. Mr. Larochelle has 13 credited years of service with another cooperative in addition to CFC. All other executives have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2012, as provided by the plan administrator, NRECA, using interest rates ranging from 1.25 percent to 5.26 percent per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2012 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan.
(4) Due to Mr. Lilly’s quasi-retirement in  January 2012 for benefit earned through August 2010,  his credited years of service were reduced to reflect credited years of service from September 2010  to  May 2012.
(5) Due to Mr. List’s quasi-retirement in January 2009, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. List received credited years of service for the remainder of the 2009 calendar year and receives 12 months of credited service in January of each year thereafter.

(6) At May 31, 2012, Mr. Borak is eligible for retirement based on the normal retirement age of 65. Due to Mr. Borak’s quasi-retirement in January 2007, his credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, Mr. Borak received credited years of service for the remainder of the 2007 calendar year and receives 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100 percent of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2012 cap for contributions is $17,000. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2012.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$17,000	$-	$(39,989)	$-	$316,613

John T. Evans	16,500	-	(7,176)	-	198,754

Steven L. Lilly	-	-	(1,409)	-	197,652

John J. List	16,125	-	(6,349)	-	137,148

Richard E. Larochelle	17,125	-	6,009	-	271,911

Lawrence Zawalick	15,500	-	(13,810)	-	169,479

Andrew Don	-	-	-	-	-

John M. Borak	16,708	-	(2,759)	-	126,634
(1) Executive contributions are also included in the fiscal year 2012 Salary column in the Summary Compensation Table above.

Termination of Employment and Change in Control Arrangements
Mr. Petersen and Mr. Evans each have an executive agreement with CFC under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change in control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event of May 31, 2012, the compensation payable to Mr. Petersen for termination without cause would be $3,022,596. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation, and payment for all health and welfare and retirement plans for an additional nine-month period. Assuming a termination date of May 31, 2012, the cost of compensation payable to Mr. Evans for termination without cause would be $475,783. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table
Directors receive a fixed sum for each of the scheduled board meetings attended and for each conference call attended. Additionally, the directors receive reimbursement for reasonable travel expenses. The fixed cash amounts are paid following the conclusion of each board meeting or conference call attended. The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2012.

Name	Total Fees Earned
Delbert Cranford	$50,850
Burns E. Mercer	46,800
Joel Cunningham	41,600
Fred Anderson	43,350
Ray Beavers	42,600
Fred Brog	41,250
Raphael A. Brumbeloe	42,150
Mike Campbell	9,150
R. Grant Clawson	41,100
Walter K. Crook	32,100
Jim L. Doerstler	43,200
Jimmy Ewing Jr.	42,600
Michael J. Guidry	28,050
Christopher Hamon	42,750
Scott W. Handy	41,400
William A. Kopacz	42,750
Lyle Korver	42,750
Glenn Miller	44,250
Curtis Nolan	31,800
Randy D. Renth	43,050
Dwight Rossow	42,600
R. Wayne Stratton	42,900
Kirk A. Thompson	41,100
J. David Wasson	41,350

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2012, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2 percent, of such other company’s consolidated gross revenue.

The board of directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2012. The board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Ray Beavers	Walter K. Crook	Curtis Nolan
Fred Brog	Joel Cunningham	Randy D. Renth
Raphael A. Brumbeloe	Jim L. Doerstler	Dwight Rossow
Mike Campbell	Jimmy Ewing, Jr.	R. Wayne Stratton
R. Grant Clawson	Michael J. Guidry	David Wasson (1)
Delbert Cranford	Glenn W. Miller
(1) This director served during the year ended May 31, 2012; however he was no longer a director at May 31, 2012.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2012 and 2011 and fees for other services provided during that period by Deloitte & Touche, LLP.

	2012	2011
Audit fees (1)	$1,435,750	$1,418,000
Audit-related fees (2)	40,000	77,660
Tax fees (3)	126,147	256,227
All other fees (4)	16,500	16,500
Total	$1,618,397	$1,768,387
(1) Audit fees in 2012 and 2011 consist of fees for the audit of our consolidated financial statements, including RTFC and NCSC in accordance with the accounting standards governing variable interest entities, totaling $1,092,250 and $1,092,000, respectively, and fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $160,000. Additionally, audit fees in 2012 and 2011 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees include fees incurred in connection with the acquisition of Innovative Communication Corporation’s assets as a result of bankruptcy proceedings.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) These fees relate to the audit of a trust serviced by CFC and legislative research fees.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants provided such services do not impair the independent public accountant’s independence. All fiscal 2012 and fiscal 2011 services were pre-approved by the Audit Committee. CFC’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits
	3.1	-	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.
	3.2	-	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
	4.1	-	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
	4.2	-	Indenture dated February 15, 1994, between the Registrant and U.S. Bank National Association, successor trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
	4.3	-	Indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
	4.4	-	Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 333-155631).
	4.5	-
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

	10.1	-	Plan Document for CFC’s Deferred Compensation Program amended and restated July 1, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-K filed on August 24, 2005.*
	10.2	-	Employment Contract between CFC and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2008.*
	10.3	-	First Amendment to Employment Contract between CFC and Sheldon C. Petersen, effective September 1, 2011.*
	10.4	-
Employment Contract between CFC and John T. Evans, dated September 17, 1997 including termination of employment arrangement. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2007.*

	10.5	-	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.*
	10.6	-	Revolving Credit Agreement dated March 21, 2011 for $1,125,000,000 maturing on March 21, 2014. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 13, 2011.
	10.7	-	Revolving Credit Agreement dated March 16, 2007 for $1,125,000,000 maturing on March 16, 2012. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 12, 2007.
	10.8	-	Revolving Credit Agreement dated March 10, 2010 for $1,300,000,000 maturing on March 8, 2013. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 14, 2010.
	10.9	-	Revolving Credit Agreement dated October 21, 2011 for $884,875,000 expiring on October 21, 2015. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 17, 2012.

10.10	-	Revolving Credit Agreement dated October 21, 2011 for $834,875,000 expiring on October 21, 2016. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 17, 2012.
10.11	-
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

10.13	-
Pledge Agreement dated June 14, 2005, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 24, 2005.

10.14	-
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.15	-
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

10.17	-
Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.13 to our Form 10-K filed on August 25, 2006.

10.18	-
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.19	-
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

10.21	-
Pledge Agreement dated September 19, 2008, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.31 to our Form 10-Q filed on October 14, 2008.

10.22	-
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.23	-
Amendment No. 1 dated September 19, 2008 to the Pledge Agreement dated April 28, 2006, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.33 to our Form 10-Q filed on October 14, 2008.

10.24	-
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.25	-
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

10.27	-
Series D Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on January 14, 2011.

10.28	-
Pledge Agreement dated as of November 10, 2010, between the Registrant, the Rural Utilities Service and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on January 14, 2011.

10.29	-
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.30	-
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

10.31	-
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.32	-
Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 13, 2011.

10.33	-
First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.6 to our Form 10-Q filed on April 13, 2011.

10.34	-
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.35	-
Series E Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 17, 2012.

10.36	-
Pledge Agreement dated as of December 1, 2011, between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on January 17, 2012.

10.37	-
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.38	-	Construction agreement between CFC and Whiting-Turner Contracting Company dated August 26, 2009. Incorporated by reference to Exhibit 10.17 to our Form 10-K filed on August 30, 2010.
10.39	-
First Amendment to construction agreement between CFC and Whiting-Turner Contracting Company executed on June 1, 2010. Exhibit F to the First Amendment to the construction agreement has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 10.18 to our Form 10-K filed on August 30, 2010.

	-	Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
12	-	Computations of ratio of earnings to fixed charges.
23.1	-	Consent of Deloitte & Touche LLP.
31.1	-	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	-
Financial statements from the Annual Report on Form 10-K of National Rural Utilities Cooperative Finance Corporation for the year ended May 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 15th day of August 2012.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer
Sheldon C. Petersen

/s/ STEVEN L. LILLY	Senior Vice President and Chief Financial
Steven L. Lilly	Officer

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ DELBERT CRANFORD	President and Director
Delbert Cranford

/s/ BURNS E. MERCER	Vice President and Director
Burns E. Mercer

/s/ JOEL CUNNINGHAM	Secretary-Treasurer and Director
Joel Cunningham

/s/ FRED ANDERSON	Director	August 15 , 2012
Fred Anderson

/s/ RAY BEAVERS	Director
Ray Beavers

/s/ FRED BROG	Director
Fred Brog

/s/ RAPHAEL A. BRUMBELOE	Director
Raphael A. Brumbeloe

/s/ MIKE CAMPBELL	Director
Mike Campbell

/s/ R. GRANT CLAWSON	Director
R. Grant Clawson

/s/ WALTER K. CROOK	Director
Walter K. Crook

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

/s/ JIMMY EWING, JR.	Director
Jimmy Ewing, Jr.

/s/ MICHAEL J. GUIDRY	Director
Michael J. Guidry

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ WILLIAM A. KOPACZ	Director
William A. Kopacz		August 15, 2012

/s/ LYLE KORVER	Director
Lyle Korver

/s/ GLENN W. MILLER	Director
Glenn W. Miller

/s/ CURTIS NOLAN	Director
Curtis Nolan

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ R. WAYNE STRATTON	Director
R. Wayne Stratton

/s/ KIRK A. THOMPSON	Director
Kirk A. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 15, 2012

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

  A S S E T S

	May 31,
	2012	2011

Cash and cash equivalents	$191,167	$293,615

Restricted cash	7,694	7,690

Investments in equity securities	59,045	58,601

Loans to members	18,919,612	19,330,797
Less: Allowance for loan losses	(143,326)	(161,177)
Loans to members, net	18,776,286	19,169,620

Accrued interest and other receivables	185,827	201,122

Fixed assets, net	102,770	88,794

Debt service reserve funds	39,803	45,662

Debt issuance costs, net	43,515	41,714

Foreclosed assets, net	223,476	280,811

Derivative assets	296,036	343,760

Other assets	25,716	30,233

	$19,951,335	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	May 31,
	2012	2011

Short-term debt	$4,493,434	$5,842,924

Accrued interest payable	161,817	194,859

Long-term debt	12,151,967	11,293,249

Deferred income	26,131	17,719

Other liabilities	63,922	60,477

Derivative liabilities	654,125	477,433

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,279	646,161
Loan and guarantee subordinated certificates	678,115	756,801
Member capital securities	398,350	398,250
Total members’ subordinated certificates	1,722,744	1,801,212

Commitments and contingencies

CFC equity:
Retained equity	473,964	665,765
Accumulated other comprehensive income	9,199	9,758
Total CFC equity	483,163	675,523
Noncontrolling interest	7,592	11,786
Total equity	490,755	687,309

	$19,951,335	$20,561,622

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the years ended May 31,
	2012	2011	2010
Interest income	$960,961	$1,008,911	$1,043,635
Interest expense	(761,778)	(841,080)	(912,111)

Net interest income	199,183	167,831	131,524

Recovery of loan losses	18,108	83,010	30,415
Net interest income after recovery of loan losses	217,291	250,841	161,939

Non-interest income:
Fee and other income	17,749	23,646	17,711
Settlement income	-	-	22,953
Derivative losses	(236,620)	(30,236)	(20,608)
Results of operations of foreclosed assets	(67,497)	(15,989)	(5,469)

Total non-interest income	(286,368)	(22,579)	14,587

Non-interest expense:
Salaries and employee benefits	(39,364)	(42,856)	(39,113)
Other general and administrative expenses	(25,973)	(28,591)	(31,839)
(Provision for) recovery of guarantee liability	(726)	673	5,281
Loss on early extinguishment of debt	(15,525)	(3,928)	-
Other	(739)	(1,018)	(604)

Total non-interest expense	(82,327)	(75,720)	(66,275)

(Loss) income prior to income taxes	(151,404)	152,542	110,251

Income tax benefit (expense)	2,607	(1,327)	296

Net (loss) income	(148,797)	151,215	110,547

Less: Net loss (income) attributable to the noncontrolling interest	4,070	(1,789)	(235)

Net (loss) income attributable to CFC	$(144,727)	$149,426	$110,312

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2009	$519,100	$ 10,162	$508,938	$ 8,115	$500,823	$ (109,691)	$ 187,098	$420,834	$ 2,582
Patronage capital retirement	(41,400)	-	(41,400)	-	(41,400)	-	-	(41,400)	-
Net income	110,547	235	110,312	-	110,312	2,707	4,895	101,686	1,024
Other comprehensive loss	(139)	(28)	(111)	(111)	-	-	-	-	-
Total comprehensive income	110,408	207	110,201
Other	(1,341)	(183)	(1,158)	-	(1,158)	-	-	-	(1,158)
Balance as of May 31, 2010	$586,767	$ 10,186	$576,581	$ 8,004	$568,577	$ (106,984)	$ 191,993	$481,120	$ 2,448
Patronage capital retirement	(51,396)	-	(51,396)	-	(51,396)	-	-	(51,396)	-
Net income	151,215	1,789	149,426	-	149,426	(23,705)	80,133	92,173	825
Other comprehensive income (loss)	1,726	(28)	1,754	1,754	-	-	-	-	-
Total comprehensive income	152,941	1,761	151,180
Other	(1,003)	(161)	(842)	-	(842)	-	-	-	(842)
Balance as of May 31, 2011	$687,309	$ 11,786	$675,523	$ 9,758	$665,765	$ (130,689)	$ 272,126	$521,897	$ 2,431
Patronage capital retirement	(46,265)	(44)	(46,221)	-	(46,221)	-	-	(46,221)	-
Net (loss) income	(148,797)	(4,070)	(144,727)	-	(144,727)	(216,252)	-	70,690	835
Other comprehensive loss	(584)	(25)	(559)	(559)	-	-	-	-	-
Total comprehensive loss	(149,381)	(4,095)	(145,286)
Other	(908)	(55)	(853)	-	(853)	-	-	-	(853)
Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$546,366	$ 2,413

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(148,797)	$151,215	$110,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred income	(10,409)	(9,079)	(7,687)
Amortization of debt issuance costs and deferred charges	10,897	16,298	13,011
Depreciation	4,324	2,231	1,984
(Recovery of) provision for loan losses	(18,108)	(83,010)	(30,415)
Provision for (recovery of) guarantee liability	726	(673)	(5,281)
Results of operations of foreclosed assets	67,497	15,989	5,469
Derivative forward value	223,774	23,388	(2,696)
Changes in operating assets and liabilities:
Accrued interest and other receivables	26,164	19,058	30,032
Accrued interest payable	(33,042)	(19,213)	(35,530)
Other	(3,956)	6,393	4,386

Net cash provided by operating activities	119,070	122,597	83,820

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(6,411,857)	(7,764,118)	(6,950,561)
Principal collected on loans	6,654,443	6,932,195	7,672,030
Net investment in fixed assets	(18,300)	(35,343)	(14,504)
Proceeds from foreclosed assets	39,566	44,884	1,000
Investments in foreclosed assets	(49,728)	(133,807)	-
Net proceeds from sale of loans	192,156	326,707	127,855
Investments in equity securities	-	(24)	(11,092)
Change in restricted cash	(4)	8,019	(7,502)

Net cash provided by (used in) investing activities	406,276	(621,487)	817,226

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) proceeds from issuances of short-term debt, net	(73,806)	1,026,140	5,957
Issuance costs for revolving bank lines of credit	(3,672)	(4,209)	(8,501)
Proceeds from issuance of long-term debt	2,081,533	2,412,703	1,714,521
Payments for retirement of long-term debt	(2,519,650)	(2,988,805)	(2,651,172)
Payments for retirement of subordinated deferrable debt	-	(125,000)	-
Proceeds from issuance of members’ subordinated certificates	34,325	65,691	156,197
Payments for retirement of members’ subordinated certificates	(102,115)	(59,824)	(69,701)
Payments for retirement of patronage capital	(44,409)	(48,097)	(39,440)

Net cash (used in) provided by financing activities	(627,794)	278,599	(892,139)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,448)	(220,291)	8,907
BEGINNING CASH AND CASH EQUIVALENTS	293,615	513,906	504,999
ENDING CASH AND CASH EQUIVALENTS	$191,167	$293,615	$513,906
See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2012	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$783,923	$843,995	$934,630
Cash paid for income taxes	293	1,329	306

Non-cash financing and investing activities:
Subordinated certificates and other amounts applied against loan balances	$534	$318	$188
Patronage capital applied against loan balances	134	1,737	-
Noncontrolling interest patronage capital applied against loan balances	44	200	-
Fair value of foreclosed assets applied as repayment of loans	-	165,625	-
Charge-offs of allowance for loan losses applied against loan balances	-	354,248	-
Net decrease in debt service reserve funds/debt service reserve certificates	(5,859)	-	(1,000)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        General Information and Accounting Policies

(a)       General Information

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the USDA. CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative lender, CFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income.

Rural Telephone Finance Cooperative (“RTFC”) is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide and arrange financing for its rural telecommunications members and their affiliates. As a member-owned cooperative lender, RTFC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. RTFC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. RTFC is headquartered with CFC in Dulles, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced net earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by or provide significant benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. NCSC’s membership consists of CFC and distribution systems that are members of CFC or are eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative that pays income tax on the full amount of its net income.

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

Based on the accounting standards governing consolidations, affiliate equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC is reported as net loss or net income attributable to the noncontrolling interest on the consolidated statement of operations.

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee. NCSC discontinued the use of its commercial paper program effective September 1, 2011.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At May 31, 2012, CFC had guaranteed $97 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $107 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At May 31, 2012, CFC guaranteed $1 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At May 31, 2012, RTFC had total assets of $689 million including loans outstanding to members of $572 million, and NCSC had total assets of $623 million including loans outstanding of $594 million. At May 31, 2012, CFC had committed to lend RTFC up to $4,000 million, of which $553 million was outstanding. At May 31, 2012, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $672 million was outstanding, representing $575 million of outstanding loans and $97 million of credit enhancements.

At May 31, 2012, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,463 members and 261 associates. Our membership includes the following:
•	838 distribution systems;
•	71 power supply systems;
•	488 telecommunications members;
•	65 statewide and regional associations; and
•	1 national association of cooperatives.

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

Restricted cash totaling $8 million at May 31, 2012 and 2011 related to Clean Renewable Energy Bonds (“CREBs”) that were issued in February 2008 and October 2009 represent the following:
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

(g)          Unadvanced Loan Commitments

Unadvanced commitments represent amounts for which we have approved and executed loan contracts, but the funds have not been advanced. The majority of the unadvanced commitments reported represent amounts that are subject to material adverse change clauses at the time of the loan advance. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. The remaining unadvanced commitments relate to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan.

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

(h)        Allowance for Credit Losses

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the recovery from or provision for loan losses is reported as a separate line item on the consolidated statement of operations.

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

The loan loss allowance is calculated by dividing the portfolio into two categories of loans:
(1)	the general portfolio, which comprises loans that are performing according to the contractual agreements; and
(2)
 the impaired portfolio, which comprises loans that (i) are not currently performing or (ii) for various reasons we do not expect to collect all amounts payable under the terms of the loan agreement or (iii) are performing according to a restructured loan agreement, but as a result of the troubled debt restructuring are required to be classified as impaired.

General Portfolio
The general portfolio of loans consists of all loans not specifically identified as impaired. We disaggregate the loans in the general portfolio by lender type: CFC, RTFC and NCSC. We further disaggregate the CFC loan portfolio by member class: distribution, power supply and statewide and associates.

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

Allowance for Unadvanced Loan Commitments
We do not maintain an allowance for the majority of our unadvanced loan commitments as the loans are generally subject to material adverse change clauses that would not require us to lend or continue to lend to a borrower experiencing a material adverse change in their business or condition, financial or otherwise. The methodology used to determine an estimate of probable losses for unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each loan advance is consistent with the methodology used to determine the allowance for loan losses. Due to the nature of unadvanced commitments, the estimate of probable losses also considers the probability of funding such loans based on our historical average utilization rate for committed lines of credit. The allowance for unadvanced commitments is included in the other liabilities line item on the consolidated balance sheet. Changes to the allowance for unadvanced commitments are recorded in the consolidated statement of operations in other non-interest expense.

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

(i)         Non-performing Loans

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

(j)        Loan Sales

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

During the years ended May 31, 2012, 2011 and 2010 we sold CFC loans with outstanding balances totaling $192 million, $327 million and $128 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the years ended May 31, 2012, 2011 and 2010.

During the years ended May 31, 2012, 2011, and 2010 we recognized $3 million, $2 million and $1 million, respectively, in servicing fees on all direct loan sale and loan securitization transactions.

(k)        Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense (approximately $4 million, $2 million and $2 million in fiscal years 2012, 2011 and 2010, respectively,) is computed on the straight-line method over estimated useful lives ranging from one to 40 years. Construction in progress for fiscal year 2011 primarily includes materials, labor, engineering, site development costs, interest and other costs relating to the construction and development of our new headquarters building, which is not depreciated until placed into service. Interest capitalized in connection with the construction of long-lived assets was not material for the years ended May 31, 2012, 2011 and 2010. Fixed assets consisted of the following as of May 31:

(dollar amounts in thousands)	2012	2011
Building and building equipment	$47,288	$-
Furniture and fixtures	3,985	2,972
Computer software and hardware	24,336	20,685
Other	2,162	1,177
Less: accumulated depreciation	(15,035)	(13,926)
Land	38,608	36,770
Construction-in-progress and software	1,426	41,116
Fixed assets, net	$102,770	$88,794

(l)         Debt Service Reserve Fund

At May 31, 2012 and 2011, we had $40 million and $46 million, respectively, pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (i) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (ii) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund at May 31, 2012 and 2011. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2012, $4 million of guaranteed bonds requiring a debt service reserve fund were fully repaid, and no new guarantees requiring a debt service reserve fund were made. This resulted in a net reduction of $6 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2011, no guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in no reduction to the debt service reserve fund and member investments in debt service reserve subordinated certificates. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

(m)          Foreclosed Assets

We initially record foreclosed assets received in satisfaction of loan receivables at fair value or fair value less costs to sell and maintain these assets on the consolidated balance sheets as foreclosed assets. Generally, we intend to sell foreclosed assets. We evaluate whether our foreclosed assets meet the conditions to qualify for assets held for sale and, if so, we record these assets at the lower of the carrying amount or fair value less costs to sell at each reporting date with changes for the period recorded in the consolidated statement of operations. Foreclosed assets that do not qualify as assets held for sale are periodically evaluated for impairment. Any loss due to impairment for the period is recorded in the consolidated statement of operations and establishes a new cost basis. Subsequent increases in fair value on certain foreclosed assets including those that qualify as held for sale are recorded as gains, and are limited to the cumulative amount of loss in fair value recognized in prior periods. If applicable, no depreciation is recorded on such foreclosed assets. The results of operations from foreclosed assets are shown separately on the consolidated statements of operations.

(n)          Derivative Financial Instruments

We are an end user of financial derivative instruments. We use derivatives such as interest rate swaps and treasury locks to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

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

(r)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Interest on long-term fixed-rate loans	$878,604	$904,464	$897,648
Interest on long-term variable-rate loans	24,374	45,590	75,330
Interest on line of credit loans	30,717	44,346	56,055
Interest on restructured loans	16,191	2,789	3,188
Interest on non-performing loans	-	149	-
Interest on investments	3,934	3,830	5,245
Fee income (1)	7,141	7,743	6,169
Total interest income	$960,961	$1,008,911	$1,043,635
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $20 million and $12 million at May 31, 2012 and 2011, respectively.

(s)          Interest Expense

The following table presents the components of interest expense for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Interest expense on debt (1):
Commercial paper and bank bid notes	$5,836	$8,886	$7,489
Medium-term notes	173,927	241,545	278,972
Collateral trust bonds	314,642	306,332	320,059
Subordinated deferrable debt	11,225	13,358	19,663
Subordinated certificates	81,124	82,057	79,391
Long-term notes payable	154,606	167,700	184,958
Debt issuance costs (2)	9,044	10,358	10,927
Fee expense (3)	11,374	10,844	10,652
Total interest expense	$761,778	$841,080	$912,111
(1) Represents interest expense and the amortization of discounts on debt.

(2) Includes amortization of all deferred charges related to the issuance of debt, principally underwriters’ fees, legal fees, printing costs and comfort letter fees. Amortization is calculated using the effective interest method or a method approximating the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized as incurred.
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

(u)         Loss on Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

In August 2011 and October 2011, we redeemed a total of $500 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs totaling $16 million were recorded as a loss on extinguishment of debt during the year ended May 31, 2012

(v)          Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on unrelated business taxable income. RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources that is allocated to its borrowers, as long as the allocation is properly noticed and at least 20 percent of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers. NCSC is a taxable cooperative that pays income tax on the full amount of its net income.

The income tax benefit (expense) recorded in the consolidated statement of operations for the years ended May 31, 2012, 2011 and 2010 represents the income tax benefit (expense) for RTFC and NCSC at the combined federal and applicable state income tax rates resulting in approximately 38 percent tax rate. Additionally, fines or penalties assessed against RTFC and NCSC, if any, are recorded in income tax expense.

(w)          Comprehensive (Loss) Income

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

(dollar amounts in thousands)	2012	2011	2010
Net (loss) income	$(148,797)	$151,215	$110,547
Other comprehensive income:
Add: Unrealized gains (losses) on securities	444	(30)	515
Unrealized gains on derivatives	-	2,551	-
Less: Realized gains on derivatives	(1,028)	(795)	(654)
Comprehensive (loss) income	(149,381)	152,941	110,408
Less: Comprehensive loss (income) attributable to the	4,095	(1,761)	(207)
noncontrolling interest
Comprehensive (loss) income attributable to CFC	$(145,286)	$151,180	$110,201

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

(y)          Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2012. Specifically, the fair value adjustments on DRP foreclosed assets have been reclassified into results of operations of foreclosed assets in the consolidated statements of operations for the years ended May 31, 2011 and 2010. The corresponding non-cash adjustments were reclassified to the results of operations of foreclosed assets on the consolidated statements of cash flows for the years ended May 31, 2011 and 2010.

(2)         Investments in Equity Securities

The activity for our investments in equity securities is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2012	2011
Beginning balance	$58,601	$58,607
Investments purchased	-	24
Fair value adjustment on available-for-sale
securities	444	(30)
Ending balance	$59,045	$58,601

At May 31, 2012 and 2011, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series C preferred stock totaling $58 million.

At May 31, 2012 and 2011, our investments in equity securities also included investments in the Federal Agricultural Mortgage Corporation Series A common stock. Our investment in this Series A common stock is accounted for as available-for-sale securities and recorded in the consolidated balance sheets at fair value. At May 31, 2012 and 2011, the carrying value was $1.4 million and $1 million, respectively, which included the $0.5 million cost of purchases and an unrealized gain of $0.9 million and $0.5 million, respectively, recorded in accumulated other comprehensive income on the consolidated balance sheet.

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

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows at May 31:

	2012		2011
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$16,742,914	$-	$16,404,940	$-
Long-term variable-rate loans	764,815	5,437,881	1,278,391	5,461,484
Loans guaranteed by RUS (3)	219,084	-	226,695	-
Line of credit loans	1,184,929	8,691,543	1,414,650	8,609,191
Total loans outstanding	18,911,742	14,129,424	19,324,676	14,070,675
Deferred origination costs	7,870	-	6,121	-
Less: Allowance for loan losses	(143,326)	-	(161,177)	-
Net loans outstanding	$18,776,286	$14,129,424	$19,169,620	$14,070,675

Total by member class (2):
CFC:
Distribution	$14,075,471	$9,191,227	$13,760,228	$9,369,765
Power supply	3,596,820	3,714,241	4,092,290	3,579,437
Statewide and associate	73,606	123,189	88,961	125,483
CFC total	17,745,897	13,028,657	17,941,479	13,074,685
RTFC	571,566	341,792	859,122	366,060
NCSC	594,279	758,975	524,075	629,930
Total loans outstanding	$18,911,742	$14,129,424	$19,324,676	$14,070,675
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company at May 31:

	2012		2011
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	26,049	-	23,150	2,586
RTFC:
Long-term fixed-rate loans	6,970	-	-	-
Total non-performing loans	$41,213	$-	$31,344	$2,586

Restructured loans:
CFC:
Long-term fixed-rate loans (3)	$455,689	$-	$40,413	$-
Long-term variable-rate loans (4)	-	45,918	433,968	91,837
Line of credit loans (4)	-	5,000	-	5,000
Total restructured loans	$455,689	$50,918	$474,381	$96,837
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
(3) At May 31, 2012, loans outstanding included $416 million of restructured loans that were placed on accrual status at a fixed rate on October 1, 2011. While the loans were on non-accrual status, including loans outstanding of $434 million at May 31, 2011, they were presented as long-term variable-rate loans.
(4) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,303 million and $999 million of unadvanced commitments at May 31, 2012 and 2011, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at May 31, 2012, and the related maturities by fiscal year as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017
Committed lines of credit	$1,302,909	$ 127,135	$ 326,634	$ 91,800	$ 248,500	$ 508,840

The remaining unadvanced commitments totaling $12,826 million and $13,072 million at May 31, 2012 and 2011, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class at May 31:

	2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,243	$29,243	$14,046,228	$14,075,471	$29,243
Power supply	-	5,000	5,000	3,591,820	3,596,820	5,000
Statewide and associate	-	-	-	73,606	73,606	-
CFC total	-	34,243	34,243	17,711,654	17,745,897	34,243
RTFC	-	4,306	4,306	567,260	571,566	6,970
NCSC	-	-	-	594,279	594,279	-
Total loans outstanding	$-	$38,549	$38,549	$18,873,193	$18,911,742	$41,213

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.22%
(1) All loans 90 days or more past due are on non-accrual status.

	2011
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans (2)
CFC:
Distribution	$3,745	$27,599	$31,344	$13,728,884	$13,760,228	$465,312
Power supply	-	-	-	4,092,290	4,092,290	-
Statewide and associate	-	-	-	88,961	88,961	-
CFC total	3,745	27,599	31,344	17,910,135	17,941,479	465,312
RTFC	-	-	-	859,122	859,122	-
NCSC	-	-	-	524,075	524,075	-
Total loans outstanding	$3,745	$27,599	$31,344	$19,293,332	$19,324,676	$465,312

As a % of total loans	0.02%	0.14%	0.16%	99.84%	100.00%	2.41%
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
(i)  Pass:  Borrowers that are not experiencing difficulty and/or not showing a potential or well-defined credit weakness.
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of May 31:
	2012			2011
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$14,046,228	$29,243	$14,075,471	$13,728,884	$31,344	$13,760,228
Power supply	3,591,820	5,000	3,596,820	4,092,290	-	4,092,290
Statewide and associate	73,606	-	73,606	88,961	-	88,961
CFC total	17,711,654	34,243	17,745,897	17,910,135	31,344	17,941,479
RTFC	564,596	6,970	571,566	850,817	8,305	859,122
NCSC	594,279	-	594,279	524,075	-	524,075
Total loans outstanding	$18,870,529	$41,213	$18,911,742	$19,285,027	$39,649	$19,324,676

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. At May 31, 2012 and 2011, loans outstanding to borrowers in any state or territory did not exceed 17 percent and 19 percent, respectively, of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. At May 31, 2012 and 2011, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent of total loans and guarantees outstanding. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. At May 31, 2011, the 10 largest borrowers included four distribution systems and six power supply systems. The following table shows the exposure to the 10 largest borrowers as a percentage of total credit exposure broken down by exposure type and by borrower type at May 31:

	2012		2011
(dollar amounts in thousands)	Amount	%	Amount	%
Total by type:
Loans	$2,852,364	14%	$3,206,808	16%
Guarantees	481,706	3	302,771	1
Total credit exposure to 10 largest borrowers	$3,334,070	17%	$3,509,579	17%

Total by borrower type:
CFC	$3,314,070	17%	$3,488,329	17%
NCSC	20,000	-	21,250	-
Total credit exposure to 10 largest borrowers	$3,334,070	17%	$3,509,579	17%

Interest Rates
Below is the weighted-average loan balance and weighted-average yield earned during the fiscal years ended May 31:

	2012		2011
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$16,440,288	5.34%	$16,297,697	5.55%
Long-term variable-rate loans	658,847	3.70	914,979	4.98
Line of credit loans	1,072,222	2.86	1,415,919	3.13
Restructured loans	461,670	3.51	487,570	0.57
Non-performing loans	39,953	-	242,890	0.06
Total loans	$18,672,980	5.09	$19,359,055	5.15

Total by borrower type:
CFC	$17,423,330	5.08%	$17,787,856	5.15%
RTFC	688,087	5.44	1,107,287	4.98
NCSC	561,563	5.00	463,912	5.68
Total	$18,672,980	5.09	$19,359,055	5.15

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

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2012, which will be subject to interest rate repricing during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(dollar amounts in thousands)	Amount repricing	Weighted-average interest rate
2013	$1,800,335	4.78%
2014	1,303,367	4.90
2015	1,031,172	5.10
2016	904,182	5.04
2017	604,866	5.30
Thereafter	2,294,973	5.82

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

The following table summarizes the principal amortization of long-term loans by loan type in each of the five fiscal years following May 31, 2012 and thereafter as follows:

	Fixed-rate		Variable-rate
	Loan	Weighted-average	Loan	Total loan
(dollar amounts in thousands)	amortization (1)	interest rate	amortization (1)	amortization (1)
2013	$969,079	4.97%	$56,752	$1,025,831
2014	902,844	5.10	57,671	960,515
2015	883,692	5.23	47,929	931,621
2016	889,391	5.23	79,213	968,604
2017	812,499	5.31	52,516	865,015
Thereafter	12,479,426	5.57	495,801	12,975,227
Total	$16,936,931	5.46	$789,882	$17,726,813
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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company as of May 31:

(dollar amounts in thousands)	2012				2011
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,168,857	97%	$574,057	3%	$15,583,068	95%	$821,872	5%
Long-term variable-rate loans	661,115	86	103,700	14	1,207,580	94	70,811	6
Loans guaranteed by RUS	219,084	100	-	-	226,695	100	-	-
Line of credit loans	205,143	17	979,786	83	107,193	8	1,307,457	92
Total loans outstanding	$17,254,199	91	$1,657,543	9	$17,124,536	89	$2,200,140	11

Total by company:
CFC	$16,317,195	92%	$1,428,702	8%	$16,180,454	90%	$1,761,025	10%
RTFC	549,085	96	22,481	4	628,020	73	231,102	27
NCSC	387,919	65	206,360	35	316,062	60	208,013	40
Total loans outstanding	$17,254,199	91	$1,657,543	9	$17,124,536	89	$2,200,140	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss allowances.

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC based on borrower type as of and for the years ended May 31:

	2012
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(16,976)	127	(1,259)	(18,108)
Recoveries of loans previously charged-off	211	46	-	257
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326

	2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(Recovery of) provision for loan losses	(34,160)	(49,016)	166	(83,010)
Charge-offs	-	(354,248)	(28)	(354,276)
Recoveries of loans previously charged-off	211	5,439	49	5,699
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177

	2010
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2009	$224,688	$378,194	$20,078	$622,960
(Recovery of) provision for loan losses	(47,245)	28,020	(11,190)	(30,415)
Charge-offs	-	-	(108)	(108)
Recoveries of loans previously charged-off	212	-	115	327
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC with the exception of $18 thousand of the NCSC loan loss allowance required to cover the exposure for consumer loans at May 31, 2010.

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company as of and for the years ended May 31:

	2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,681	$6,561	$7,823	$118,065
Individually evaluated	23,260	2,001	-	25,261
Total ending balance of the allowance	$126,941	$8,562	$7,823	$143,326

Recorded investment in loans:
Collectively evaluated	$17,255,965	$564,596	$594,279	$18,414,840
Individually evaluated	489,932	6,970	-	496,902
Total recorded investment in loans	$17,745,897	$571,566	$594,279	$18,911,742

Loans to members, net (1)	$17,618,956	$563,004	$586,456	$18,768,416

	2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$107,130	$8,389	$9,082	$124,601
Individually evaluated	36,576	-	-	36,576
Total ending balance of the allowance	$143,706	$8,389	$9,082	$161,177

Recorded investment in loans:
Collectively evaluated	$17,435,754	$859,122	$524,075	$18,818,951
Individually evaluated	505,725	-	-	505,725
Total recorded investment in loans	$17,941,479	$859,122	$524,075	$19,324,676

Loans to members, net (1)	$17,797,773	$850,733	$514,993	$19,163,499
(1) Excludes deferred origination costs of $8 million and $6 million at May 31, 2012 and 2011, respectively.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class at May 31:

	2012		2011
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$415,692	$-	$40,413	$-

With a specific allowance recorded:
CFC/Distribution	69,240	23,009	465,312	36,576
CFC/Power Supply	5,000	251	-	-
RTFC	6,970	2,001	-	-
Total	81,210	25,261	465,312	36,576
Total impaired loans	$496,902	$25,261	$505,725	$36,576

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of May 31, 2012 and 2011.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class for the years ended May 31:

	Average recorded investment			Interest income recognized
(in thousands)	2012	2011	2010	2012	2011	2010
CFC/Distribution	$490,609	$512,316	$514,738	$16,191	$2,789	$2,861
CFC/Power Supply	3,167	-	-	-	-	-
RTFC	6,196	206,945	523,820	-	-	-
Total impaired loans	$499,972	$719,261	$1,038,558	$16,191	$2,789	$2,861

Non-performing and Restructured Loans
Interest income was reduced as follows as a result of holding loans on non-accrual status for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Non-performing loans	$1,637	$8,886	$29,223
Restructured loans	6,714	22,208	23,627
Total	$8,351	$31,094	$52,850

At May 31, 2012 and 2011, non-performing loans included $41 million, or 0.2 percent, of loans outstanding and $31 million, or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower has until September 14, 2012 to file a plan of reorganization. The other bankruptcy case does not yet have a scheduled date for the borrower to file a plan of reorganization. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed.

At May 31, 2012 and 2011, we had restructured loans totaling $456 million, or 2.4 percent, of loans outstanding and $474 million, or 2.5 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $16 million of interest income was accrued on restructured loans during the year ended May 31, 2012 compared with $3 million of interest income in the prior year. One of the restructured loans totaling $40 million at both May 31, 2012 and 2011 has been on accrual status since the time of restructuring. The other restructured loan totaling $416 million and $434 million at May 31, 2012 and 2011, respectively, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a buyout option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at May 31, 2012.

Pledging of Loans and Loans on Deposit
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see Note 5, Short-Term Debt and Credit Arrangements and Note 6, Long-Term Debt) at May 31:

(dollar amounts in thousands)	2012	2011
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,833,475	$4,605,921
RUS guaranteed loans qualifying as permitted investments	170,024	-
Total pledged collateral	$6,003,499	$4,605,921
Collateral trust bonds outstanding	4,850,000	4,050,000

1994 indenture
Distribution system mortgage notes	$1,574,823	$1,740,956
Collateral trust bonds outstanding	1,470,000	1,475,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,379,989	$1,786,777
Notes payable outstanding	1,165,100	1,410,800

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$25,640	$29,857
Cash	7,669	7,664
Total pledged collateral	$33,309	$37,521
Notes payable outstanding	23,487	25,294

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the USDA (see Note 6, Long-Term Debt).

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2012	2011
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,814,311	$3,616,040
Notes payable outstanding	3,419,000	3,150,000

The $3,419 million and $3,150 million, respectively, of notes payable to the Federal Financing Bank at May 31, 2012 and 2011 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event exists if our senior secured debt does not have at least one of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service or (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,814 million at May 31, 2012, would be pledged as collateral rather than held on deposit. At May 31, 2012, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At May 31, 2012, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

A total of $2,419 million and $2,150 million of these notes payable to the Federal Financing Bank at May 31, 2012 and 2011, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $2,715 million at May 31, 2012, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At May 31, 2012 and 2011, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below as of and for the years ended May 31:

	2012			2011
(dollar amounts in thousands)	CAH	DRP	Total	CAH	DRP	Total
Beginning balance	$246,643	$34,168	$280,811	$-	$42,252	$42,252
Results of operations:
Operating loss	(19,621)	(161)	(19,782)	(11,903)	(125)	(12,028)
Impairment	(45,175)	(2,540)	(47,715)	-	(3,961)	(3,961)
Entity value at transfer	-	-	-	253,896	-	253,896
Cash investments (proceeds)	19,711	(9,549)	10,162	4,650	(3,998)	652
Ending balance	$201,558	$21,918	$223,476	$246,643	$34,168	$280,811

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

The transfer of ICC’s operating entities to CAH was accounted for using the purchase method of accounting and resulted in the establishment of goodwill on the balance sheet of CAH.

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

During the third quarter of fiscal year 2012, we conducted an assessment of goodwill impairment at CAH due to regional events and market information that became available including the recent closure of a major oil refinery and staff terminations by the local territorial government offices, all resulting in the direct loss of approximately 3,000 jobs, as well as weakening overall economic conditions in the region. In addition, the fiscal year to date 2012 financial results of CAH’s telecommunications and cable television operations were lower than the projected results used to value the operations during fiscal year 2011. Based on these events, we concluded indicators of potential impairment of goodwill and other assets existed. As such, a recoverability analysis was performed on CAH long-lived assets, including definite-lived intangible assets, in which the sum of undiscounted cash flows associated with these assets were compared with their carrying values. Furthermore, a valuation analysis was performed on the CAH operating entities to determine the fair value of such entities and such fair values were compared with the carrying values to determine if the goodwill balances were impaired.

After taking the above identified items into consideration, management estimated that its forecast of future operating results and cash flows would be lower than previously projected. As a result, we were required to record a goodwill impairment charge of $36 million and other asset impairment charges in the amount of $9 million at CAH for the year ended May 31, 2012. In addition to these impairment charges, our reported results of operations of foreclosed assets included a net loss of $20 million for the year ended May 31, 2012, related to the operations of our CAH subsidiary. Several factors led to the net loss including, among others, CAH’s ability to attract and retain subscribers due to weaker than expected economic conditions which resulted in reductions in revenue; expenses associated with the initiation of modernization efforts related to our network infrastructure and internal systems; and high depreciation expense due to regulatory requirements on the wireline operating entity.

All CAH results of operations, which include goodwill and other asset impairment charges, will not affect our compliance with debt covenants under our existing indentures and credit facility agreements.

During the year, our investment in the DRP foreclosed assets decreased as a result of experiencing approximately $2 million of deterioration in the fair value of land developments, raw land and underground mineral rights. In addition, net cash proceeds from the sale of foreclosed assets as well as proceeds from the reimbursement of infrastructure bonds issued by the county in which these foreclosed assets reside, also contributed to the decrease in our investment in DRP foreclosed assets by approximately $10 million.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding and the effective interest rates at May 31:

	2012		2011
(dollar amounts in thousands)	Debt Outstanding	Effective Interest Rate	Debt Outstanding	Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,404,901	0.19%	$1,471,715	0.26%
Commercial paper sold directly to members, at par	997,778	0.19	1,189,770	0.23
Commercial paper sold directly to non-members, at par	70,479	0.19	55,160	0.21
Total commercial paper	2,473,158	0.19	2,716,645	0.25
Daily liquidity fund notes sold directly to members	478,406	0.10	308,725	0.15
Bank bid notes	295,000	0.52	295,000	0.60
Subtotal short-term debt	3,246,564	0.20	3,320,370	0.27

Long-term debt maturing within one year:
Medium-term notes sold through dealers	232,830	1.47	1,986,891	6.12
Medium-term notes sold to members	409,961	1.63	266,067	1.91
Secured collateral trust bonds	254,962	2.90	5,000	7.45
Member subordinated certificates	16,710	3.03	12,440	3.29
Secured notes payable	327,006	2.52	247,507	1.41
Unsecured notes payable	5,401	5.86	4,649	5.22
Total long-term debt maturing within one year	1,246,870	2.13	2,522,554	5.20
Total short-term debt	$4,493,434	0.74	$5,842,924	2.40

We issue commercial paper for periods of one to 270 days. We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. We do not pay a commitment fee for bank bid notes. The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
At May 31, 2012 and 2011, we had $2,845 million and $3,559 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2012, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements at May 31:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	2012	2011	2012	2011	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	-	1,000	-	October 21, 2015	10 basis points
Five-year agreement	834,875	-	-	-	October 21, 2016	10 basis points
Five-year agreement	-	1,049,000	-	-	March 16, 2012	6 basis points
Three-year agreement	-	1,370,526	-	14,474	March 8, 2013	25 basis points
Total	$2,843,750	$3,544,526	$1,000	$14,474
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

•	The CAH results of operations are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-equity ratio.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2012	2011

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.21	1.19

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.21

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.97	6.26
(1) In addition to the adjustments made to the leverage ratio set forth in the Non-GAAP Financial Measures section, senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER and debt-to-equity calculations include the adjustments set forth in the Non-GAAP Financial Measures section and exclude the results of operations for CAH.
(2) We must meet this requirement to retire patronage capital.

At May 31, 2012 and 2011, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding and the weighted average effective interest rates at May 31:

	2012		2011
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers (1)	$1,692,605	5.98%	$1,298,412	7.21%
Medium-term notes sold to members (2)	89,261	1.63	105,894	1.91
Subtotal	1,781,866	5.76	1,404,306	6.81
Unamortized discount	(971)		(990)
Total unsecured medium-term notes	1,780,895		1,403,316

Unsecured notes payable (3)	3,457,982	3.04	3,194,390	3.30
Unamortized discount	(1,093)		(1,279)
Total unsecured notes payable	3,456,889		3,193,111
Total unsecured long-term debt	5,237,784	3.97	4,596,427	4.37

Secured long-term debt:
Collateral trust bonds
2.625% Bonds, due 2012	-	-	250,000	2.81
1.125% Bonds, due 2013	300,000	1.27	300,000	1.27
5.50% Bonds, due 2013	900,000	5.68	900,000	5.68
4.75% Bonds, due 2014	600,000	4.84	600,000	4.84
1.00% Bonds, due 2015	400,000	1.23	-	-
1.90% Bonds, due 2015	350,000	2.05	350,000	2.05
3.875% Bonds, due 2015	250,000	4.07	250,000	4.07
7.20% Bonds, due 2015	50,000	7.32	50,000	7.32
3.05% Bonds, due 2016	300,000	3.23	300,000	3.23
5.45% Bonds, due 2017	570,000	5.58	570,000	5.58
5.45% Bonds, due 2018	700,000	5.57	700,000	5.57
6.55% Bonds, due 2018	175,000	6.68	175,000	6.68
10.375% Bonds, due 2018	1,000,000	10.61	1,000,000	10.61
3.05% Bonds, due 2022	400,000	3.17	-	-
7.35% Bonds, due 2026 (4)	70,000	7.45	75,000	7.45
Subtotal	6,065,000	5.38	5,520,000	5.72
Unamortized discount	(12,398)		(11,765)
Total secured collateral trust bonds	6,052,602		5,508,235
Secured notes payable (5)	861,581	3.02	1,188,587	2.79
Total secured long-term debt	6,914,183	5.08	6,696,822	5.20
Total long-term debt	$12,151,967	4.61	$11,293,249	4.87
(1) As of May 31, 2012 and 2011, medium-term notes sold through dealers mature through 2032. Excludes $233 million and $1,987 million of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2012 and 2011.
(2) Medium-term notes sold to members mature through 2028 as of May 31, 2012 and 2011. Excludes $410 million and $266 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2012 and 2011, respectively.
(3) Unsecured notes payable mature through 2033 as of May 31, 2012 and 2011. Excludes $5 million of unsecured notes payable that were reclassified as short-term debt at May 31, 2012 and 2011.
(4) We are required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95 percent of the principal amount before maturity.
(5) Secured notes payable mature through 2024 as of May 31, 2012 and 2011. Excludes $327 million and $248 million of secured notes payable that were reclassified as short-term debt at May 31, 2012 and 2011, respectively.

The amount of long-term debt maturing in each of the five fiscal years following May 31, 2012 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2013 (1)	$-	-%
2014	2,635,635	3.91
2015	844,474	2.00
2016	986,586	3.11
2017	595,358	5.41
Thereafter	7,089,914	5.34
Total	$12,151,967	4.62

(1) The amount scheduled to mature in fiscal year 2013 has been presented as short-term debt in Note 5, Short-Term Debt and Credit Arrangements under long-term debt due in one year.

Medium-Term Notes
Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Collateral Trust Bonds
Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. During the year ended May 31, 2012, we issued $400 million of 1.00 percent collateral trust bonds due 2015 and $400 million of 3.05 percent collateral trust bonds due 2022. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure our collateral trust bonds.

Unsecured Notes Payable
At May 31, 2012 and 2011, we had unsecured notes payable totaling $3,419 million and $3,150 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the USDA, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. At May 31, 2012, $3,419 million of unsecured notes payable outstanding under the Guaranteed Underwriter program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral.

In November 2010, we closed on a $500 million committed loan facility from the Federal Financing Bank with a guarantee of repayment by RUS as part of the funding mechanism for the Guarantee Underwriter Program. Under this facility, CFC is able to borrow up to the committed amount any time before October 15, 2013. In December 2011, we closed an additional $499 million committed loan facility from the Federal Financing Bank that is available for advance through October 15, 2014 and for which CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facility. In the aggregate at May 31, 2012, we had up to $580 million available under committed loan facilities from the Federal Financing Bank as part of this program.

Secured Notes Payable
At May 31, 2012 and 2011, secured notes payable include $1,165 million and $1,411 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under note purchase agreements totaling $3,900 million. All note purchase agreements previously entered into with the Federal Agricultural Mortgage Corporation were consolidated into one agreement in March 2011. Under the terms of the March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term.

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

The following table is a summary of subordinated deferrable debt outstanding and the effective interest rates at May 31:

	2012		2011
(dollar amounts in thousands)	Amounts Outstanding	Effective Interest Rate	Amounts Outstanding	Effective Interest Rate
NRC 6.10% due 2044	$88,201	6.33%	$88,201	6.33%
NRU 5.95% due 2045	98,239	6.14	98,239	6.14
Total	$186,440	6.23	$186,440	6.23

All subordinated deferrable debt currently outstanding is callable at par at any time.

(8)         Derivative Financial Instruments

We are an end user of financial derivative instruments. We use derivatives such as interest rate swaps and treasury locks to mitigate interest rate risk.

Generally, our derivative instruments do not qualify for hedge accounting under the accounting standards for derivative financial instruments. The majority of our interest rate exchange agreements use a LIBOR index as either the pay or receive leg. The correlation between movement in LIBOR and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting. At May 31, 2012 and 2011, we did not have any derivative instruments that were accounted for using hedge accounting. The following table shows the notional amounts outstanding for our interest rate swaps by type at May 31:

(dollar amounts in thousands)	2012	2011
Pay fixed-receive variable	$5,275,553	$5,638,123
Pay variable-receive fixed	3,720,440	5,301,440
Total interest rate swaps	$8,995,993	$10,939,563

The derivative losses line item of the consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income and net cash settlements are recorded in interest expense. Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Derivative cash settlements (1)	$(12,846)	$(6,848)	$(23,304)
Derivative forward value	(223,774)	(23,388)	2,696
Derivative losses	$(236,620)	$(30,236)	$(20,608)
(1) The year ended May 31, 2011 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period.

Cash settlements for the year ended May 31, 2011 includes a $3 million fee we paid to terminate an interest rate swap that match funded an RTFC loan that was prepaid during the period. In December 2010, we entered into two derivative contracts to mitigate risk on forecasted transactions that settled in January 2011. These transactions received cash flow hedge accounting treatment and, therefore, the cash settlement gain of $3 million was recorded as a component of other comprehensive income based on the fair value of the derivative instruments. This amount will be amortized as a reduction to interest expense using the effective interest method through 2018, the term of the hedged debt. Additionally, we recognized a gain of $0.4 million in derivative cash settlements based on the measurement of ineffectiveness in the hedging relationship.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At May 31, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2012, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At May 31, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(232)	$-	$(232)
fall below Baa1/BBB+ (1)	6,817,207	(290,053)	42,348	(247,705)
Total	$6,820,207	$(290,285)	$42,348	$(247,937)
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

In addition to the rating triggers listed above, at May 31, 2012 we had a total notional amount of $688 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $18 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2012 was $297 million.

(9)         Members’ Subordinated Certificates

Membership Subordinated Certificates
Our members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. Membership certificates typically have an original maturity of 100 years and pay interest at 5 percent semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2012 and 2011 was 64 years and 65 years, respectively.

Loan and Guarantee Subordinated Certificates
Members obtaining long-term loans, certain line of credit loans or guarantees may be required to purchase additional loan or guarantee subordinated certificates with each such loan or guarantee based on the borrower’s debt-to-equity ratio with CFC. These certificates are unsecured, subordinated debt and may be interest bearing or non-interest bearing.

Under our current policy, most borrowers requesting standard loans are not required to buy equity certificates as a condition of a loan or guarantee. Borrowers meeting certain criteria, including but not limited to, high leverage ratios, or borrowers requesting large facilities, may be required to purchase loan or guarantee subordinated certificates or member capital securities (described below) as a condition of the loan. Loan subordinated certificates have the same maturity as the related long-term loan. Some certificates may amortize annually based on the outstanding loan balance.

The interest rates payable on guarantee subordinated certificates purchased in conjunction with our guarantee program vary in accordance with applicable CFC policy. Guarantee subordinated certificates have the same maturity as the related guarantee.

Member Capital Securities
CFC offers member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of CFC and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of CFC that may be held by or transferred to non-members of CFC, but rank proportionally to our member subordinated certificates. Each member capital security matures 35 years from its date of issuance and is callable at par at our option five years from the date of issuance and anytime thereafter. These securities represent voluntary investments in CFC by the members.

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2012		2011
		Weighted-		Weighted-
	Amounts	Average	Amounts	Average
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	909		905

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$630,061		$629,543
Subscribed and unissued (1)	16,218		16,618
Total membership subordinated certificates	646,279	4.90%	646,161	4.90%

Loan and guarantee subordinated certificates (2):
3% certificates maturing through 2040	110,996		110,996
3% to 12% certificates maturing through 2047	274,363		307,160
Non-interest bearing certificates maturing through 2045	285,479		328,211
Subscribed and unissued (1)	7,277		10,434
Total loan and guarantee subordinated certificates	678,115	2.74	756,801	2.56
Member capital securities:
Securities maturing through 2047	398,350	7.50	398,250	7.50
Total members’ subordinated certificates	$1,722,744	4.65	$1,801,212	4.49
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for. Upon collection of the full amount of the subordinated certificate based on various payment options, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.
(2) Excludes $17 million and $12 million of loan and guarantee subordinated certificates that were reclassified as short-term debt at May 31, 2012 and 2011, respectively.

The amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2012 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2013 (1)	$-	-%
2014	12,431	2.75
2015	28,360	2.80
2016	21,484	2.42
2017	11,510	4.94
Thereafter	1,498,419	5.36
Total (2)	$1,572,204	5.25
(1) The amount scheduled to mature in fiscal year 2013 has been presented as long-term debt due in one year under short-term debt. See Note 5, Short-Term Debt and Credit Arrangements.
(2) Excludes loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

(10)          Equity

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50 percent of paid-in capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to board-approved reserves. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

Currently, CFC has one additional board-approved reserve, the members’ capital reserve. The CFC Board of Directors determines the amount of net earnings that is allocated to the members’ capital reserve, if any. The members’ capital reserve represents net earnings that CFC holds to increase equity retention. The net earnings held in the members’ capital reserve have not been specifically allocated to members, but may be allocated to individual members in the future as patronage capital if authorized by the CFC Board of Directors.

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the members’ patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. The CFC Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the members to whom it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves.

The current policy of the CFC Board of Directors is to retire 50 percent of the prior year’s allocated patronage capital and hold the remaining 50 percent for 25 years. The retirement amount and timing remains subject to annual approval by the CFC Board of Directors.

In July 2011, the CFC Board of Directors authorized the allocation of the fiscal year 2011 net earnings as follows: $1 million to the cooperative educational fund and $92 million to members in the form of patronage capital and $80 million to the members’ capital reserve. In July 2011, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $46 million, representing 50 percent of the fiscal year 2011 allocation. This amount was returned to members in cash in September 2011.

In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. It is anticipated that this amount will be returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Total equity includes noncontrolling interest, which represents 100 percent of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the board of directors with due regard for RTFC’s financial condition. In January 2012, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2011. NCSC’s bylaws require that it allocate at least 0.25 percent of its net earnings to a cooperative educational fund and an amount to the general reserve required to maintain the general reserve balance at 50 percent of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when net earnings will be retired. There is no effect on noncontrolling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board approved reserves. There is a reduction to noncontrolling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

Equity includes the following components at May 31:

(dollar amounts in thousands)	2012	2011
Membership fees	$995	$994
Education fund	1,418	1,437
Members’ capital reserve	272,126	272,126
Allocated net income	546,366	521,897
Unallocated net loss (1)	(6,222)	(6,213)
Total members’ equity	814,683	790,241
Prior years cumulative derivative forward value
and foreign currency adjustments	(124,476)	(100,778)
Year-to-date derivative forward value loss (2)	(216,243)	(23,698)
Total CFC retained equity	473,964	665,765
Accumulated other comprehensive income	9,199	9,758
Total CFC equity	483,163	675,523
Noncontrolling interest	7,592	11,786
Total equity	$490,755	$687,309
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the years ended May 31:

	2012			2011
(dollar amounts in thousands)	Unrealized gains on securities	Unrealized gains on derivatives	Total	Unrealized gains (losses) on securities	Unrealized gains on derivatives	Total
Beginning balance	$485	$9,273	$9,758	$515	$7,489	$8,004
Change in fair value	444	-	444	(30)	-	(30)
Unrealized gains	-	-	-	-	2,551	2,551
Realized gains reclassified into earnings	-	(1,003)	(1,003)	-	(767)	(767)
Other comprehensive income	444	(1,003)	(559)	(30)	1,784	1,754
Ending balance	$929	$8,270	$9,199	$485	$9,273	$9,758

Approximately $1 million of the accumulated other comprehensive income is expected to be reclassified into earnings over the next 12 months.

(11)         Employee Benefits

CFC is a participant in the NRECA Retirement Security Plan (“the Plan”), a noncontributory, defined benefit multiemployer master pension plan. The employer identification number of the plan is 53-0116145 and the plan number is 333. Plan information is available publicly through the annual Form 5500, including attachments. The plan is available to all qualified CFC employees. Under the Plan, participating employees are entitled to receive annually, under a 50 percent joint and surviving spouse annuity, 1.70 percent of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. As a multiemployer plan, there is no funding liability for CFC related to the plan. CFC’s expense is limited to the annual premium to participate in the plan.

The risks of participating in CFC’s multiemployer plan are different from single-employer plans based on the following characteristics of the Plan:
•	Assets contributed to the multiemployer plan by one participating employer may be used to provide benefits to employees of other participating employers.
•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•	If CFC chooses to stop participating in the Plan, CFC may be required to pay a withdrawal liability representing an amount based on the underfunded status of the plan.

During fiscal year 2011, the Plan was changed to a normal retirement age of 65 (up from age 62) and the annuity factor changed to 1.70 percent from 1.90 percent effective September 1, 2010. Additionally, a pre-retirement death benefit of 100 percent was added effective September 1, 2010 and applies to all earned benefits under the plan.

In the Plan, a certified zone status determination is not required, and therefore not determined, under the Pension Protection Act of 2006. In total, the Plan was between 65 percent and 80 percent funded at January 1, 2012 and 2011 based on the

Pension Protection Act (PPA) funding target and PPA actuarial value of assets on those dates. CFC made contributions of $5 million, $6 million, and $6 million during fiscal years 2012, 2011, and 2010, respectively. In each of these years, these contributions represented less than 5 percent of total contributions made to the plan by all participating employers. There are no collective bargaining agreements in place that cover CFC’s employees. At May 31, 2012, CFC’s contribution rate did not include a surcharge, there were no funding improvement plans or rehabilitation plans implemented or pending and there were no required minimum contributions.

The Economic Growth and Tax Relief Act of 2001 set a limit of $250,000 for calendar year 2012 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan, which is a component of the Retirement Security Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

The Pension Restoration Plan includes a deferred compensation component (Deferred Compensation Pension Restoration Plan). The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, each of the named executive officers has satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each named executive officer annually and credited back to CFC by NRECA on following pension invoices. Other employees eligible to participate in the Pension Restoration Plan who are not named executive officers, have not yet satisfied the requirements for risk of forfeiture. The Deferred Compensation Pension Restoration Plan benefit shall be payable to the participant in a lump sum payment immediately upon the lapse of the substantial risk of forfeiture.

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 2 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. CFC contributed $0.5 million, $0.5 million, and $0.6 million to the plan during fiscal years 2012, 2011, and 2010, respectively.

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

The following table summarizes total guarantees by type of guarantee and member class at May 31:

(dollar amounts in thousands)	2012	2011
Total by type:
Long-term tax-exempt bonds	$573,110	$599,935
Indemnifications of tax benefit transfers	49,771	59,895
Letters of credit	504,920	327,201
Other guarantees	121,529	117,957
Total	$1,249,330	$1,104,988

Total by member class:
CFC:
Distribution	$340,385	$217,099
Power supply	854,444	817,618
Statewide and associate	7,202	20,807
CFC total	1,202,031	1,055,524
RTFC	1,026	821
NCSC	46,273	48,643
Total	$1,249,330	$1,104,988

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

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At May 31, 2012, our maximum potential exposure for the $75 million of fixed-rate tax-exempt bonds is $126 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $498 million and $524 million as of May 31, 2012 and 2011, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $241 million is secured at May 31, 2012. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure related to $23 million of letters of credit would be reduced to $7 million in the event of default. At May 31, 2012, and May 31, 2011, the letters of credit include $125 million and $48 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. We are unable to determine the maximum amount of interest that we could be required to pay related to these adjustable and floating-rate bonds. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letters of credit facilities in place at May 31, 2012, we may be required to issue up to an additional $787 million in letters of credit to third parties for the benefit of our members. Of this amount, $615 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of the borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letters of credit facilities subject to material adverse change clauses at the time of issuance totaled $477 million at May 31, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letters of credit facilities of $310 million may be advanced as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $123 million, all of which is unsecured.

At May 31, 2012 and 2011, we had $385 million and $280 million of guarantees representing 31 percent and 25 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At May 31, 2012 and 2011, we recorded a guarantee liability of $29 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at May 31, 2012 and 2011 was $6 million, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $23 million and

$16 million at May 31, 2012 and 2011, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2012	2011	2010
Beginning balance	$22,217	$22,984	$29,672
Net change in non-contingent liability	5,720	(94)	(1,407)
Provision for (recovery of) contingent guarantee liability	726	(673)	(5,281)
Ending balance	$28,663	$22,217	$22,984

Liability as a percentage of total guarantees	2.29%	2.01%	1.96%

The following table details the scheduled maturities of our outstanding guarantees in each of the fiscal years following May 31, 2012:

(dollar amounts in thousands)	Amount maturing
2013	$278,181
2014	56,440
2015	314,898
2016	23,069
2017	92,609
Thereafter	484,133
Total	$1,249,330

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

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at May 31, 2012 and 2011 consisted of investments in common stock, derivative instruments, foreclosed assets and collateral-dependent non-performing loans.

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

At May 31, 2012 and 2011, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the year ended May 31, 2012, we recorded an unrealized gain of $0.4 million in accumulated other comprehensive income on the consolidated balance sheet. For the year ended May 31, 2011, we recorded an immaterial unrealized loss in accumulated other comprehensive income on the consolidated balance sheet.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31:

	2012		2011
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$296,036	$-	$343,760
Derivative liabilities	-	654,125	-	477,433
Investments in common stock	1,467	-	1,023	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At May 31, 2012 and 2011, we measured certain collateral-dependent non-performing loans at fair value. In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists or we may use internal estimates. The approaches used by both our internal staff and third party specialists include the discounted cash flow, market multiple and replacement cost methods. The material inputs used in estimating the fair value of such collateral, by both internal staff and third party specialists, are level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. We use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

For assets measured at fair value on a non-recurring basis at May 31, 2012 and 2011 that are classified as Level 3 within the fair value hierarchy, due to the nature and level of unobservable inputs, any increase or decrease to such unobservable inputs used in the determination of fair value, will not have a significant impact on the fair value measurement of those assets or to the results of operations.

Assets measured at fair value on a non-recurring basis at May 31, 2012 and 2011 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at May 31 and the total losses for the years ended May 31:

	Level 3 Fair Value		Total losses
(dollar amounts in thousands)	2012	2011	2012	2011
Non-performing loans,
net of specific reserves	$16,517	$10,509	$(3,861)	$-

(14)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows at May 31:

	2012		2011
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$191,167	$191,167	$293,615	$293,615
Restricted cash	7,694	7,694	7,690	7,690
Investments in equity securities	59,045	59,045	58,601	58,601
Loans to members, net	18,776,286	20,405,353	19,169,620	19,804,116
Debt service reserve funds	39,803	39,803	45,662	45,662
Interest rate exchange agreements	296,036	296,036	343,760	343,760

Liabilities:
Short-term debt	4,493,434	4,498,565	5,842,924	5,923,611
Long-term debt	12,151,967	13,936,540	11,293,249	12,700,219
Guarantee liability	28,663	31,518	22,217	25,264
Interest rate exchange agreements	654,125	654,125	477,433	477,433
Subordinated deferrable debt	186,440	187,335	186,440	188,399
Members’ subordinated certificates	1,722,744	1,880,558	1,801,212	1,961,005

Off-balance sheet instruments:
Commitments	-	-	-	-

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

The estimated market values have not been updated since May 31, 2012; therefore, current estimates of fair value may differ significantly from the amounts presented. With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at May 31, 2012 and 2011.

Cash and Cash Equivalents
Cash and cash equivalents includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value. Cash and cash equivalents are classified within level 1 of the fair value hierarchy.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value. Restricted cash is classified within level 1 of the fair value hierarchy.

Investments in Equity Securities
Our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series C preferred stock. The Series A common stock is classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock is classified within level 1 of the fair value hierarchy.

Our investments in equity securities also included investments in Federal Agricultural Mortgage Corporation Series C non-voting, cumulative preferred stock purchased based on a percentage of debt issued under note purchase agreements. The note purchase agreements have since been amended so that we may be required to purchase additional Series C preferred stock based on the terms and circumstances at the time of each advance. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value as the preferred stock securities do not meet the definition of marketable securities and the stock is callable at par. These securities carry with it a netting provision against our debt held by Federal Agricultural Mortgage Corporation in case of non-payment, therefore transferability of these securities is unlikely. The preferred stock is classified within level 3 of the fair value hierarchy.

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

Loans to members, net are classified within level 3 of the fair value hierarchy.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Carrying value is considered to be equal to fair value. Debt service reserve funds are classified within level 1 of the fair value hierarchy.

Short-Term Debt
Short-term debt consists of commercial paper, bank bid notes and other debt due within one year. The fair value of short-term debt with maturities greater than 90 days is estimated based on quoted market rates for debt with similar maturities. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. Short-term debt is classified within level 2 and level 3 of the fair value hierarchy.

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. There is not active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions. The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Therefore, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on cash flows discounted at current rates for similar instruments supplied by underwriters or by the original issuer. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk. Long-term debt is classified within level 2 and level 3 of the fair value hierarchy.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform. Guarantees are classified within level 3 of the fair value hierarchy.

Subordinated Deferrable Debt
Our subordinated deferrable debt is traded on the New York Stock Exchange; therefore, daily market quotes are available. The fair value for subordinated deferrable debt is based on the closing market quotes from the last day of the reporting period. Subordinated deferrable debt is classified within level 1 of the fair value hierarchy.

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members as a condition of membership, (ii) loan and guarantee subordinated certificates as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. All members’ subordinated certificates are non-transferable other than among members with CFC’s consent. As there is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates, it is impracticable to estimate fair value, and such certificates are, therefore, valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period. Members’ subordinated certificates are classified within level 3 of the fair value hierarchy.

Derivative Instruments
We record derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain market quotes from the interest rate swap counterparties to adjust all interest rate swaps to fair value on a quarterly basis. The market quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within level 2 of the fair value hierarchy.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates. Commitments are classified within level 3 of the fair value hierarchy.

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

The consolidated CFC financial statements include three operating segments, CFC, RTFC and NCSC. At May 31, 2012, the RTFC and NCSC operating segments are not required to be separately reported as the financial results of RTFC and NCSC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting. As a result, we have elected to aggregate the RTFC and NCSC financial results into a combined "Other" segment.

RTFC borrows all of its required loan funding from CFC. NCSC also borrows all of its required loan funding from CFC. Pursuant to a guarantee agreement, CFC has agreed to indemnify RTFC and NCSC for loan losses. Thus, CFC maintains the consolidated loan loss allowance.

The following tables contain the segment presentation for the consolidated statements of operations for the years ended May 31, 2012, 2011 and 2010, and consolidated balance sheets at May 31, 2012, 2011 and 2010.

	For the year ended May 31, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$943,450	$66,216	$(48,705)	$960,961
Interest expense	(760,155)	(50,331)	48,708	(761,778)
Net interest income	183,295	15,885	3	199,183

Recovery of loan losses	18,108	-	-	18,108
Net interest income after recovery of loan losses	201,403	15,885	3	217,291

Non-interest income:
Fee and other income	17,926	1,099	(1,276)	17,749
Derivative losses	(222,437)	(14,189)	6	(236,620)
Results of operations from foreclosed assets	(67,497)	-	-	(67,497)
Total non-interest income	(272,008)	(13,090)	(1,270)	(286,368)

Non-interest expense:
General and administrative expenses	(57,132)	(8,988)	783	(65,337)
Provision for guarantee liability	(726)	-	-	(726)
Loss on early extinguishment of debt	(15,525)	-	-	(15,525)
Other	(739)	(484)	484	(739)
Total non-interest expense	(74,122)	(9,472)	1,267	(82,327)

Loss prior to income taxes	(144,727)	(6,677)	-	(151,404)
Income tax benefit	-	2,607	-	2,607
Net loss	$(144,727)	$(4,070)	$-	$(148,797)

Assets:
Total loans outstanding	$18,874,548	$1,165,845	$(1,128,651)	$18,911,742
Deferred origination costs	7,870	-	-	7,870
Less: Allowance for loan losses	(143,326)	-	-	(143,326)
Loans to members, net	18,739,092	1,165,845	(1,128,651)	18,776,286
Other assets	1,150,766	146,942	(122,659)	1,175,049
Total assets	$19,889,858	$1,312,787	$(1,251,310)	$19,951,335

	For the year ended May 31, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$986,264	$83,305	$(60,658)	$1,008,911
Interest expense	(839,445)	(62,367)	60,732	(841,080)
Net interest income	146,819	20,938	74	167,831

Recovery of loan losses	82,971	39	-	83,010
Net interest income after recovery of loan losses	229,790	20,977	74	250,841

Non-interest income:
Fee and other income	25,291	1,258	(2,903)	23,646
Derivative (losses) gains	(22,182)	(8,101)	47	(30,236)
Results of operations from foreclosed assets	(15,989)	-	-	(15,989)
Total non-interest income	(12,880)	(6,843)	(2,856)	(22,579)

Non-interest expense:
General and administrative expenses	(63,218)	(9,677)	1,448	(71,447)
Recovery of guarantee liability	673	-	-	673
Loss on early extinguishment of debt	(3,928)	-	-	(3,928)
Other	(1,011)	(1,341)	1,334	(1,018)
Total non-interest expense	(67,484)	(11,018)	2,782	(75,720)

Income prior to income taxes	149,426	3,116	-	152,542
Income tax expense	-	(1,327)	-	(1,327)
Net income	$149,426	$1,789	$-	$151,215

Assets:
Total loans outstanding	$18,912,635	$1,383,197	$(971,156)	$19,324,676
Deferred origination costs	6,121	-	-	6,121
Less: Allowance for loan losses	(161,177)	-	-	(161,177)
Loans to members, net	18,757,579	1,383,197	(971,156)	19,169,620
Other assets	1,371,147	224,510	(203,655)	1,392,002
Total assets	$20,128,726	$1,607,707	$(1,174,811)	$20,561,622

	For the year ended May 31, 2010
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$1,022,926	$97,595	$(76,886)	$1,043,635
Interest expense	(910,052)	(79,003)	76,944	(912,111)
Net interest income	112,874	18,592	58	131,524

Recovery of loan losses	30,318	97	-	30,415
Net interest income after recovery of loan losses	143,192	18,689	58	161,939

Non-interest income:
Fee and other income	18,462	1,527	(2,278)	17,711
Settlement income	22,953	-	-	22,953
Derivative (losses) gains	(11,651)	(9,006)	49	(20,608)
Results of operations from foreclosed assets	(5,469)	-	-	(5,469)
Total non-interest income	24,295	(7,479)	(2,229)	14,587

Non-interest expense:
General and administrative expenses	(61,883)	(11,047)	1,978	(70,952)
Provision for guarantee liability	5,281	-	-	5,281
Other	(573)	(224)	193	(604)
Total non-interest expense	(57,175)	(11,271)	2,171	(66,275)

Income (loss) prior to income taxes	110,312	(61)	-	110,251
Income tax benefit	-	296	-	296
Net income	$110,312	$235	$-	$110,547

Assets:
Total loans outstanding	$19,097,005	$2,023,376	$(1,781,976)	$19,338,405
Deferred origination costs	4,299	-	-	4,299
Less: Allowance for loan losses	(592,746)	(18)	-	(592,764)
Loans to members, net	18,508,558	2,023,358	(1,781,976)	18,749,940
Other assets	1,378,606	211,348	(196,679)	1,393,275
Total assets	$19,887,164	$2,234,706	$(1,978,655)	$20,143,215

(16)         Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2012 and 2011 are as follows:

	Fiscal Year 2012
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 29,	May 31,	Total Year
Interest income	$247,250	$237,755	$238,018	$237,938	$960,961
Interest expense	(202,044)	(194,680)	(190,294)	(174,760)	(761,778)
Net interest income	45,206	43,075	47,724	63,178	199,183
Recovery of (provision for) loan losses	9,130	2,995	(263)	6,246	18,108
Net interest income after recovery of (provision for) loan losses	54,336	46,070	47,461	69,424	217,291
Non-interest income:
Derivative losses	(111,571)	(47,753)	(25,563)	(51,733)	(236,620)
Other non-interest income	(5,095)	(2,662)	(40,853)	(1,138)	(49,748)
Total non-interest income	(116,666)	(50,415)	(66,416)	(52,871)	(286,368)
Non-interest expense	(25,993)	(23,356)	(18,346)	(14,632)	(82,327)
(Loss) income prior to income taxes	(88,323)	(27,701)	(37,301)	1,921	(151,404)
Income tax benefit	1,701	407	2	497	2,607
Net (loss) income	(86,622)	(27,294)	(37,299)	2,418	(148,797)
Less: Net loss attributable to noncontrolling interest	2,590	533	56	891	4,070
Net (loss) income attributable to CFC	$(84,032)	$(26,761)	$(37,243)	$3,309	$(144,727)

	Fiscal Year 2011
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$251,053	$250,518	$254,302	$253,038	$1,008,911
Interest expense	(219,512)	(212,401)	(206,333)	(202,834)	(841,080)
Net interest income	31,541	38,117	47,969	50,204	167,831
Recovery of loan losses	12,288	27,253	3,374	40,095	83,010
Net interest income after recovery of loan losses	43,829	65,370	51,343	90,299	250,841
Non-interest income:
Derivative (losses) gains	(78,254)	47,311	53,348	(52,641)	(30,236)
Other non-interest income	10,161	1,651	(1,712)	(2,443)	7,657
Total non-interest income	(68,093)	48,962	51,636	(55,084)	(22,579)
Non-interest expense	(20,861)	(21,486)	(16,738)	(16,635)	(75,720)
(Loss) income prior to income taxes	(45,125)	92,846	86,241	18,580	152,542
Income tax benefit (expense)	2,780	(2,174)	(2,589)	656	(1,327)
Net (loss) income	(42,345)	90,672	83,652	19,236	151,215
Less: Net loss (income) attributable to noncontrolling interest	5,149	(3,225)	(4,315)	602	(1,789)
Net (loss) income attributable to CFC	$(37,196)	$87,447	$79,337	$19,838	$149,426

(17)         Subsequent Events

Subsequent to May 31, 2012, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank.