Form 10-Q
period 2012-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2012-10-15
CIK 70502

ice\4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(in thousands)

  A S S E T S

	August 31, 2012	May 31, 2012

Cash and cash equivalents	$575,119	$191,167

Restricted cash	8,171	7,694

Investments in equity securities	59,039	59,045

Loans to members	19,475,653	18,919,612
Less: Allowance for loan losses	(152,501)	(143,326)
Loans to members, net	19,323,152	18,776,286

Accrued interest and other receivables	171,223	185,827

Fixed assets, net	102,841	102,770

Debt service reserve funds	39,803	39,803

Debt issuance costs, net	42,386	43,515

Foreclosed assets, net	235,009	223,476

Derivative assets	293,221	296,036

Other assets	27,676	25,716

	$20,877,640	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2012	May 31, 2012

Short-term debt	$5,641,100	$4,493,434

Accrued interest payable	227,804	161,817

Long-term debt	11,791,604	12,151,967

Patronage capital retirement payable	35,345	-

Deferred income	24,601	26,131

Other liabilities	75,191	63,922

Derivative liabilities	662,193	654,125

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,279	646,279
Loan and guarantee subordinated certificates	721,189	678,115
Member capital securities	398,350	398,350
Total members’ subordinated certificates	1,765,818	1,722,744

Commitments and contingencies

CFC equity:
Retained equity	451,006	473,964
Accumulated other comprehensive income	8,947	9,199
Total CFC equity	459,953	483,163
Noncontrolling interest	7,591	7,592
Total equity	467,544	490,755

	$20,877,640	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2012	2011
Interest income	$240,085	$247,250
Interest expense	(176,596)	(202,044)

Net interest income	63,489	45,206

(Provision for) recovery of loan losses	(9,122)	9,130
Net interest income after (provision for) recovery of loan losses	54,367	54,336

Non-interest income:
Fee and other income	4,958	4,723
Derivative losses	(24,592)	(111,571)
Results of operations of foreclosed assets	(4,765)	(9,818)

Total non-interest income	(24,399)	(116,666)

Non-interest expense:
Salaries and employee benefits	(10,405)	(10,399)
Other general and administrative expenses	(6,765)	(5,990)
Recovery of guarantee liability	9	60
Loss on early extinguishment of debt	-	(9,267)
Other	(163)	(397)

Total non-interest expense	(17,324)	(25,993)

Income (loss) prior to income taxes	12,644	(88,323)

Income tax benefit	2	1,701

Net income (loss)	12,646	(86,622)

Less: Net (income) loss attributable to the noncontrolling interest	(5)	2,590

Net income (loss) attributable to CFC	$12,641	$(84,032)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2012	2011

Net income (loss)	$12,646	$(86,622)

Other comprehensive loss:
Add: Unrealized (losses) gains on securities	(6)	61
Less: Realized gains on derivatives	(252)	(259)
Other comprehensive loss	(258)	(198)

Total comprehensive income (loss)	12,388	(86,820)

Less: Total comprehensive loss attributable to noncontrolling interest	1	2,597

Total comprehensive income (loss) attributable to CFC	$12,389	$(84,223)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the three months ended August 31, 2012 and 2011

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$546,366	$ 2,413
Patronage capital retirement	(35,345)	-	(35,345)	-	(35,345)	-	-	(35,345)	-
Net income	12,646	5	12,641	-	12,641	12,641	-	-	-
Other comprehensive loss	(258)	(6)	(252)	(252)	-	-	-	-	-
Other	(254)	-	(254)	-	(254)	-	-	-	(254)
Balance as of August 31, 2012	$467,544	$ 7,591	$459,953	$ 8,947	$451,006	$ (334,300)	$ 272,126	$511,021	$ 2,159

Balance as of May 31, 2011	$687,309	$ 11,786	$675,523	$ 9,758	$665,765	$ (130,689)	$ 272,126	$521,897	$ 2,431
Patronage capital retirement	(46,086)	-	(46,086)	-	(46,086)	-	-	(46,086)	-
Net loss	(86,622)	(2,590)	(84,032)	-	(84,032)	(84,032)	-	-	-
Other comprehensive loss	(198)	(7)	(191)	(191)	-	-	-	-	-
Other	(297)	(4)	(293)	-	(293)	-	-	-	(293)
Balance as of August 31, 2011	$554,106	$ 9,185	$544,921	$ 9,567	$535,354	$ (214,721)	$ 272,126	$475,811	$ 2,138

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,646	$(86,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(3,925)	(3,204)
Amortization of debt issuance costs and deferred charges	1,978	3,139
Depreciation	1,310	725
Provision for (recovery of) loan losses	9,122	(9,130)
Recovery of guarantee liability	(9)	(60)
Results of operations of foreclosed assets	4,765	9,818
Derivative forward value	10,729	111,739
Changes in operating assets and liabilities:
Accrued interest and other receivables	14,047	(5,218)
Accrued interest payable	65,987	92,974
Other	17,162	17,139

Net cash provided by operating activities	133,812	131,300

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(2,096,528)	(1,685,983)
Principal collected on loans	1,526,701	2,386,760
Net investment in fixed assets	(1,381)	(5,253)
Proceeds from foreclosed assets	18,986	7,004
Investments in foreclosed assets	(35,284)	(12,036)
Net proceeds from sale of loans	13,589	11,339
Change in restricted cash	(477)	(478)

Net cash (used in) provided by investing activities	(574,394)	701,353

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) issuances of short-term debt, net	130,301	(257,784)
Issuance costs for revolving bank lines of credit	(703)	-
Proceeds from issuance of long-term debt	973,425	106,191
Payments for retirement of long-term debt	(320,772)	(369,925)
Proceeds from issuance of members’ subordinated certificates	46,304	15,833
Payments for retirement of members’ subordinated certificates	(4,021)	(52,911)

Net cash provided by (used in) financing activities	824,534	(558,596)

NET INCREASE IN CASH AND CASH EQUIVALENTS	383,952	274,057
BEGINNING CASH AND CASH EQUIVALENTS	191,167	293,615
ENDING CASH AND CASH EQUIVALENTS	$575,119	$567,672

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$108,631	$105,931
Cash paid for income taxes	81	-

Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$35,345	$46,086
Net decrease in debt service reserve funds/debt service reserve certificates	-	(490)

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At August 31, 2012, CFC had guaranteed $77 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $86 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 9, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At August 31, 2012, CFC guaranteed $1 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At August 31, 2012, RTFC had total assets of $679 million and NCSC had total assets of $671 million. At August 31, 2012, CFC had committed to lend RTFC up to $4,000 million, of which $540 million was outstanding. At August 31, 2012, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $699 million was outstanding, representing $622 million of outstanding loans and $77 million of credit enhancements.

(c)	Loan Sales

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our consolidated balance sheets when control has been surrendered. We recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing performance obligations on these loans. We have not recorded a servicing asset or liability.

During the three months ended August 31, 2012 and 2011, we sold CFC loans with outstanding balances totaling $14 million and $11 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the three months ended August 31, 2012 and 2011.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Interest on long-term fixed-rate loans	$217,940	$225,346
Interest on long-term variable-rate loans	6,025	8,252
Interest on line of credit loans	7,692	9,626
Interest on restructured loans	5,462	692
Interest on investments	938	928
Fee income (1)	2,028	2,406
Total interest income	$240,085	$247,250
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $19 million and $20 million at August 31, 2012 and May 31, 2012, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,619	$1,769
Medium-term notes	27,883	53,841
Collateral trust bonds	81,439	77,272
Subordinated deferrable debt	2,806	2,806
Subordinated certificates	20,354	18,301
Long-term notes payable	38,396	39,827
Debt issuance costs (2)	1,937	5,125
Fee expense (3)	2,162	3,103
Total interest expense	$176,596	$202,044
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

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. If applicable hedge accounting criteria are satisfied, the change in fair value of derivative instruments is recorded to other comprehensive income, and net cash settlements are recorded in interest expense. The gain or loss on derivatives used as a cash flow hedge of a forecasted debt transaction is recorded as a component of other comprehensive income (loss) and amortized through interest expense using the effective interest method over the term of the hedged debt. Any ineffectiveness in the hedging relationship is recognized in the derivative gains (losses) line of the statement of operations.

A transition adjustment was recorded as an other comprehensive loss on June 1, 2001, the date we implemented the accounting standards for derivative financial instruments. This amount will be amortized into earnings through April 2029 in the derivative gains (losses) line of the statement of operations.

Cash activity associated with interest rate swaps is classified as an operating activity in the consolidated statements of cash flows.

(g)         Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

In August 2011, we redeemed $250 million of our $1,500 million, 7.25 percent Series C medium-term notes with an original maturity of March 1, 2012 at a premium. Both the premium and unamortized issuance costs totaling $9 million were recorded as a loss on extinguishment of debt during the quarter ended August 31, 2011.

(h)         Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-Q for the quarter ended August 31, 2012. Specifically, the fair value adjustments on DRP foreclosed assets have been reclassified into results of operations of foreclosed assets in the condensed consolidated statement of operations for the quarter ended August 31, 2011. The corresponding non-cash adjustments were reclassified to the results of operations of foreclosed assets on the condensed consolidated statement of cash flows for the quarter ended August 31, 2011.

(2)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	August 31, 2012		May 31, 2012
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$17,216,940	$-	$16,742,914	$-
Long-term variable-rate loans	749,199	5,497,952	764,815	5,437,881
Loans guaranteed by RUS (3)	217,895	-	219,084	-
Line of credit loans	1,283,702	9,049,334	1,184,929	8,691,543
Total loans outstanding	19,467,736	14,547,286	18,911,742	14,129,424
Deferred origination costs	7,917	-	7,870	-
Less: Allowance for loan losses	(152,501)	-	(143,326)	-
Net loans outstanding	$19,323,152	$14,547,286	$18,776,286	$14,129,424

Total by member class (2):
CFC:
Distribution	$14,270,152	$9,206,328	$14,075,471	$9,191,227
Power supply	3,924,024	3,721,366	3,596,820	3,714,241
Statewide and associate	79,209	118,145	73,606	123,189
CFC total	18,273,385	13,045,839	17,745,897	13,028,657
RTFC	553,011	327,372	571,566	341,792
NCSC	641,340	1,174,075	594,279	758,975
Total loans outstanding	$19,467,736	$14,547,286	$18,911,742	$14,129,424
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	August 31, 2012		May 31, 2012
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	27,401	2,538	26,049	-
RTFC:
Long-term fixed-rate loans	6,849	-	6,970	-
Total non-performing loans	$42,444	$2,538	$41,213	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$453,513	$-	$455,689	$-
Long-term variable-rate loans (3)	-	45,918	-	45,918
Line of credit loans (3)	-	5,000	-	5,000
Total restructured loans	$453,513	$50,918	$455,689	$50,918
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
(3) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,442 million and $1,303 million of unadvanced commitments at August 31, 2012 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at August 31, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,442,202	$16,800	$307,183	$120,254	$223,662	$554,365	$219,938

The remaining unadvanced commitments totaling $13,105 million and $12,826 million at August 31, 2012 and May 31, 2012, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	August 31, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$3,332	$27,263	$30,595	$14,239,557	$14,270,152	$30,595
Power supply	-	5,000	5,000	3,919,024	3,924,024	5,000
Statewide and associate	-	-	-	79,209	79,209	-
CFC total	3,332	32,263	35,595	18,237,790	18,273,385	35,595
RTFC	-	4,306	4,306	548,705	553,011	6,849
NCSC	-	-	-	641,340	641,340	-
Total loans outstanding	$3,332	$36,569	$39,901	$19,427,835	$19,467,736	$42,444

As a % of total loans	0.01%	0.19%	0.20%	99.80%	100.00%	0.22%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,243	$29,243	$14,046,228	$14,075,471	$29,243
Power supply	-	5,000	5,000	3,591,820	3,596,820	5,000
Statewide and associate	-	-	-	73,606	73,606	-
CFC total	-	34,243	34,243	17,711,654	17,745,897	34,243
RTFC	-	4,306	4,306	567,260	571,566	6,970
NCSC	-	-	-	594,279	594,279	-
Total loans outstanding	$-	$38,549	$38,549	$18,873,193	$18,911,742	$41,213

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.22%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	August 31, 2012			May 31, 2012
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$14,239,557	$30,595	$14,270,152	$14,046,228	$29,243	$14,075,471
Power supply	3,919,024	5,000	3,924,024	3,591,820	5,000	3,596,820
Statewide and associate	79,209	-	79,209	73,606	-	73,606
CFC total	18,237,790	35,595	18,273,385	17,711,654	34,243	17,745,897
RTFC	545,592	7,419	553,011	564,596	6,970	571,566
NCSC	641,340	-	641,340	594,279	-	594,279
Total loans outstanding	$19,424,722	$43,014	$19,467,736	$18,870,529	$41,213	$18,911,742

Loan Security
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on a parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the lien and security interest we receive under the mortgage, our member borrowers are also required to achieve certain financial ratios as required by loan covenants.

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	August 31, 2012				May 31, 2012
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,621,368	97%	$595,572	3%	$16,168,857	97%	$574,057	3%
Long-term variable-rate loans	642,915	86	106,284	14	661,115	86	103,700	14
Loans guaranteed by RUS	217,895	100	-	-	219,084	100	-	-
Line of credit loans	203,431	16	1,080,271	84	205,143	17	979,786	83
Total loans outstanding	$17,685,609	91	$1,782,127	9	$17,254,199	91	$1,657,543	9

Total by company:
CFC	$16,751,168	92%	$1,522,217	8%	$16,317,195	92%	$1,428,702	8%
RTFC	530,855	96	22,156	4	549,085	96	22,481	4
NCSC	403,586	63	237,754	37	387,919	65	206,360	35
Total loans outstanding	$17,685,609	91	$1,782,127	9	$17,254,199	91	$1,657,543	9

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss allowances.

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC based on borrower type:

	As of and for the three months ended August 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	9,787	315	(980)	9,122
Recoveries of loans previously charged-off	53	-	-	53
Balance as of August 31, 2012	$136,781	$8,877	$6,843	$152,501

	As of and for the three months ended August 31, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(9,302)	260	(88)	(9,130)
Recoveries of loans previously charged-off	53	-	-	53
Balance as of August 31, 2011	$134,457	$8,649	$8,994	$152,100

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	August 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$113,490	$7,215	$6,843	$127,548
Individually evaluated	23,291	1,662	-	24,953
Total ending balance of the allowance	$136,781	$8,877	$6,843	$152,501

Recorded investment in loans:
Collectively evaluated	$17,784,277	$546,162	$641,340	$18,971,779
Individually evaluated	489,108	6,849	-	495,957
Total recorded investment in loans	$18,273,385	$553,011	$641,340	$19,467,736

Loans to members, net (1)	$18,136,604	$544,134	$634,497	$19,315,235

	May 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,681	$6,561	$7,823	$118,065
Individually evaluated	23,260	2,001	-	25,261
Total ending balance of the allowance	$126,941	$8,562	$7,823	$143,326

Recorded investment in loans:
Collectively evaluated	$17,255,965	$564,596	$594,279	$18,414,840
Individually evaluated	489,932	6,970	-	496,902
Total recorded investment in loans	$17,745,897	$571,566	$594,279	$18,911,742

Loans to members, net (1)	$17,618,956	$563,004	$586,456	$18,768,416
(1) Excludes deferred origination costs of $8 million at August 31, 2012 and May 31, 2012.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	August 31, 2012		May 31, 2012
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$413,625	$-	$415,692	$-

With a specific allowance recorded:
CFC/Distribution	70,483	23,040	69,240	23,009
CFC/Power Supply	5,000	251	5,000	251
RTFC	6,849	1,662	6,970	2,001
Total	82,332	24,953	81,210	25,261
Total impaired loans	$495,957	$24,953	$496,902	$25,261

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of August 31, 2012 and May 31, 2012. The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended August 31,
	2012	2011	2012	2011
(in thousands)	Average recorded investment		Interest income recognized
CFC/Distribution	$485,077	$498,139	$5,462	$692
CFC/Power Supply	5,000	-	-	-
RTFC	6,890	2,681	-	-
Total impaired loans	$496,967	$500,820	$5,462	$692

Non-performing and Restructured Loans
Interest income was reduced as a result of holding loans on non-accrual status as follows:

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Non-performing loans	$407	$417
Restructured loans	-	5,330
Total	$407	$5,747

At August 31, 2012 and May 31, 2012, non-performing loans included $42 million, or 0.2 percent, of loans outstanding and $41 million or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower has until November 16, 2012 to file a plan of reorganization. The other bankruptcy case does not yet have a scheduled date for the borrower to file a plan of reorganization. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed.

At August 31, 2012 and May 31, 2012, we had restructured loans totaling $454 million, or 2.3 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $5 million of interest income was accrued on restructured loans during the three months ended August 31, 2012 compared with $1 million of interest income in the prior-year period. One of the restructured loans totaling $40 million at August 31, 2012 and May 31, 2012, has been on accrual status since the time of restructuring. The other restructured loan totaling $414 million and $416 million at August 31, 2012 and May 31, 2012, respectively, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a buyout option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid-off early by the borrower on September 13, 2012 (see Note 13, Subsequent Events).

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at August 31, 2012.

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

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,795,177	$5,833,475
RUS guaranteed loans qualifying as permitted investments	168,996	170,024
Total pledged collateral	$5,964,173	$6,003,499
Collateral trust bonds outstanding	4,850,000	4,850,000

1994 indenture
Distribution system mortgage notes	$1,755,907	$1,574,823
Collateral trust bonds outstanding	1,470,000	1,470,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,357,757	$1,379,989
Notes payable outstanding	1,165,100	1,165,100

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$24,951	$25,640
Cash	7,724	7,669
Total pledged collateral	$32,675	$33,309
Notes payable outstanding	21,545	23,487

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (see Note 5, Long-Term Debt).

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,162,032	$3,814,311
Notes payable outstanding	3,674,000	3,419,000

(3)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At August 31, 2012 all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the three months ended August 31, 2012
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2012	$201,558	$21,918	$223,476
Results of operations:
Operating loss	(4,497)	(136)	(4,633)
Impairment	-	(132)	(132)
Cash investments	16,298	-	16,298
Balance as of August 31, 2012	$213,359	$21,650	$235,009

(4)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Short-term debt:
Commercial paper sold through dealers, net of discounts	$1,274,891	$1,404,901
Commercial paper sold directly to members, at par	1,249,575	997,778
Commercial paper sold directly to non-members, at par	34,769	70,479
Total commercial paper	2,559,235	2,473,158
Daily liquidity fund notes sold directly to members	522,630	478,406
Bank bid notes	295,000	295,000
Subtotal short-term debt	3,376,865	3,246,564

Long-term debt maturing within one year:
Medium-term notes sold through dealers	588,214	232,830
Medium-term notes sold to members	423,832	409,961
Secured collateral trust bonds	1,154,733	254,962
Member subordinated certificates	15,195	16,710
Secured notes payable	76,857	327,006
Unsecured notes payable	5,404	5,401
Total long-term debt maturing within one year	2,264,235	1,246,870
Total short-term debt	$5,641,100	$4,493,434

Revolving Credit Agreements
At August 31, 2012 and May 31, 2012, we had $2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at August 31, 2012, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	August 31, 2012	May 31, 2012	August 31, 2012	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	883,875	1,000	1,000	October 21, 2015	10 basis points
Five-year agreement	834,875	834,875	-	-	October 21, 2016	10 basis points
Total	$2,843,750	$2,843,750	$1,000	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2012	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.21	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.20	5.97
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

At August 31, 2012 and May 31, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(5)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,684,500	$1,692,605
Medium-term notes sold to members	132,916	89,261
Subtotal	1,817,416	1,781,866
Unamortized discount	(966)	(971)
Total unsecured medium-term notes	1,816,450	1,780,895

Unsecured notes payable	3,712,982	3,457,982
Unamortized discount	(1,051)	(1,093)
Total unsecured notes payable	3,711,931	3,456,889
Total unsecured long-term debt	5,528,381	5,237,784

Secured long-term debt:
Collateral trust bonds	5,165,000	6,065,000
Unamortized discount	(11,565)	(12,398)
Total secured collateral trust bonds	5,153,435	6,052,602
Secured notes payable	1,109,788	861,581
Total secured long-term debt	6,263,223	6,914,183
Total long-term debt	$11,791,604	$12,151,967

At August 31, 2012 and May 31, 2012, we had unsecured notes payable totaling $3,674 million and $3,419 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which provides guarantees to the Federal Financing Bank. During the quarter ended August 31, 2012, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank. In the aggregate at August 31, 2012, we had up to $325 million available under committed loan facilities from the Federal Financing Bank as part of this program.

At August 31, 2012 and May 31, 2012, secured notes payable include $1,165 million in debt outstanding to the Federal Agricultural Mortgage Corporation under note purchase agreements totaling $3,900 million. All note purchase agreements previously entered into with the Federal Agricultural Mortgage Corporation were consolidated into one agreement in March 2011. Under the terms of the March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement.

(6)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(7)          Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury locks for forecasted transactions to mitigate interest rate risk. The following table shows the notional amounts outstanding and the weighted average interest rate paid and received for our interest rate swaps by type:

	August 31, 2012			May 31, 2012
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,606,153	3.68%	0.41%	$5,275,553	3.78%	0.45%
Pay variable-receive fixed	3,750,440	1.23	4.62	3,720,440	1.29	4.68
Total interest rate swaps	$9,356,593	2.70	2.10	$8,995,993	2.75	2.20

The derivative losses line item of the consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income (loss) and net cash settlements are recorded in interest expense. Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Derivative cash settlements	$(13,863)	$168
Derivative forward value	(10,729)	(111,739)
Derivative losses	$(24,592)	$(111,571)

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At August 31, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2012, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At August 31, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(157)	$-	$(157)
fall below Baa1/BBB+ (1)	7,015,937	(306,294)	44,238	(262,056)
Total	$7,018,937	$(306,451)	$44,238	$(262,213)
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

In addition to the rating triggers listed above, at August 31, 2012 we had a total notional amount of $650 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $16 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2012 was $314 million.

(8)          Equity

In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. This amount was returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The

CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

(9)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Total by type:
Long-term tax-exempt bonds	$571,445	$573,110
Indemnifications of tax benefit transfers	2,565	49,771
Letters of credit	456,012	504,920
Other guarantees	118,969	121,529
Total	$1,148,991	$1,249,330

Total by member class:
CFC:
Distribution	$315,374	$340,385
Power supply	798,723	854,444
Statewide and associate	6,964	7,202
CFC total	1,121,061	1,202,031
RTFC	1,026	1,026
NCSC	26,904	46,273
Total	$1,148,991	$1,249,330

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At August 31, 2012, our maximum potential exposure for the $74 million of fixed-rate tax-exempt bonds is $126 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $497 million and $498 million as of August 31, 2012 and May 31, 2012, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $213 million is secured at August 31, 2012. When taking into consideration reimbursement obligation agreements that we have in place with other lenders, our maximum potential exposure is $11 million. At August 31, 2012, and May 31, 2012, the letters of credit include $125 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. We are unable to determine the maximum amount of interest that we could be required to pay related to these adjustable and floating-rate bonds. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at August 31, 2012, we may be required to issue up to an additional $824 million in letters of credit to third parties for the benefit of our members. Of this amount, $644 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of the borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 2, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $495 million at August 31, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letter of credit facilities of $329 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $120 million, all of which is unsecured.

At August 31, 2012 and May 31, 2012, we had $362 million and $385 million of guarantees, respectively, representing 31 percent of total guarantees, under which our right of recovery from our members was not secured.

Guarantee Liability
At August 31, 2012 and May 31, 2012, we recorded a guarantee liability of $28 million and $29 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at August 31, 2012 and May 31, 2012 was $6 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $22 million and $23 million at August 31, 2012 and May 31, 2012, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

(dollar amounts in thousands)	As of and for the three months ended August 31,2012
Beginning balance as of May 31, 2012	$28,663
Net change in non-contingent liability	(939)
Recovery of contingent guarantee liability	(9)
Ending balance as of August 31, 2012	$27,715

Liability as a percentage of total guarantees	2.41%

(10)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at August 31, 2012 and May 31, 2012 consisted of investments in common stock, derivative instruments, and collateral-dependent non-performing loans.

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

At August 31, 2012 and May 31, 2012, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	August 31, 2012		May 31, 2012
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$293,221	$-	$296,036
Derivative liabilities	-	662,193	-	654,125
Investments in common stock	1,461	-	1,467	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At August 31, 2012 and May 31, 2012, we measured certain collateral-dependent non-performing loans at fair value. In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, we may use internal estimates or a combination of both. The approaches used by both our internal staff and third party specialists include the discounted cash flow, market multiple and replacement cost methods. The material inputs used in estimating the fair value of such collateral, by both internal staff and third party specialists, are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

For assets measured at fair value on a non-recurring basis at August 31, 2012 and May 31, 2012 that are classified as Level 3 within the fair value hierarchy, any increase or decrease to significant unobservable inputs used in the determination of fair value, will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company.

Assets measured at fair value on a non-recurring basis at August 31, 2012 and May 31, 2012 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at August 31, 2012 and May 31, 2012 and the total losses for the three months ended August 31, 2012 and 2011:

	Level 3 Fair Value		Total losses for the three months ended August 31,
(dollar amounts in thousands)	August 31, 2012	May 31, 2012	2012	2011
Non-performing loans,
net of specific reserves	$17,542	$16,517	$(206)	$(2,053)

(11)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	August 31, 2012		May 31, 2012
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$575,119	$575,119	$191,167	$191,167
Restricted cash	8,171	8,171	7,694	7,694
Investments in equity securities	59,039	59,039	59,045	59,045
Loans to members, net	19,323,152	20,778,781	18,776,286	20,405,353
Debt service reserve funds	39,803	39,803	39,803	39,803
Derivative instruments	293,221	293,221	296,036	296,036

Liabilities:
Short-term debt	5,641,100	5,679,086	4,493,434	4,498,565
Long-term debt	11,791,604	13,400,035	12,151,967	13,936,540
Guarantee liability	27,715	30,583	28,663	31,518
Derivative instruments	662,193	662,193	654,125	654,125
Subordinated deferrable debt	186,440	190,660	186,440	187,335
Members’ subordinated certificates	1,765,818	1,923,118	1,722,744	1,880,558

Off-balance sheet instruments:
Commitments	-	-	-	-

See Note 10, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider relevant and observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at August 31, 2012 and May 31, 2012.

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

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. There is not active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions. Collateral trust bonds and medium-term notes are classified within Level 2 of the fair value hierarchy. The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Therefore, the fair value is estimated based on underwriter quotes for similar instruments, if available, or based on cash flows discounted at current rates for similar instruments supplied by underwriters or by the original issuer. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk. Long-term notes payable are classified within Level 3 of the fair value hierarchy.

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

 (12)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended August 31, 2012 and 2011 and condensed consolidated balance sheets at August 31, 2012 and 2011.

	For the three months ended August 31, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$235,971	$14,387	$(10,273)	$240,085
Interest expense	(176,164)	(10,705)	10,273	(176,596)
Net interest income	59,807	3,682	-	63,489

Provision for loan losses	(9,122)	-	-	(9,122)
Net interest income after provision for loan losses	50,685	3,682	-	54,367

Non-interest income:
Fee and other income	4,792	394	(228)	4,958
Derivative losses	(23,045)	(1,547)	-	(24,592)
Results of operations from foreclosed assets	(4,765)	-	-	(4,765)
Total non-interest income	(23,018)	(1,153)	(228)	(24,399)

Non-interest expense:
General and administrative expenses	(14,872)	(2,526)	228	(17,170)
Recovery of guarantee liability	9	-	-	9
Loss on early extinguishment of debt	-	-	-	-
Other	(163)	-	-	(163)
Total non-interest expense	(15,026)	(2,526)	228	(17,324)

Income prior to income taxes	12,641	3	-	12,644
Income tax benefit	-	2	-	2
Net income	$12,641	$5	$-	$12,646

Assets:
Total loans outstanding	$19,436,054	$1,194,351	$(1,162,669)	$19,467,736
Deferred origination costs	7,917	-	-	7,917
Less: Allowance for loan losses	(152,501)	-	-	(152,501)
Loans to members, net	19,291,470	1,194,351	(1,162,669)	19,323,152
Other assets	1,524,402	155,499	(125,413)	1,554,488
Total assets	$20,815,872	$1,349,850	$(1,288,082)	$20,877,640

	For the three months ended August 31, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$241,193	$19,347	$(13,290)	$247,250
Interest expense	(201,593)	(13,744)	13,293	(202,044)
Net interest income	39,600	5,603	3	45,206

Recovery of loan losses	9,130	-	-	9,130
Net interest income after recovery of loan losses	48,730	5,603	3	54,336

Non-interest income:
Fee and other income	5,182	218	(677)	4,723
Derivative losses	(104,338)	(7,233)	-	(111,571)
Results of operations from foreclosed assets	(9,818)	-	-	(9,818)
Total non-interest income	(108,974)	(7,015)	(677)	(116,666)

Non-interest expense:
General and administrative expenses	(14,184)	(2,395)	190	(16,389)
Recovery of guarantee liability	60	-	-	60
Loss on early extinguishment of debt	(9,267)	-	-	(9,267)
Other	(397)	(484)	484	(397)
Total non-interest expense	(23,788)	(2,879)	674	(25,993)

Loss prior to income taxes	(84,032)	(4,291)	-	(88,323)
Income tax benefit	-	1,701	-	1,701
Net loss	$(84,032)	$(2,590)	$-	$(86,622)

Assets:
Total loans outstanding	$18,252,160	$1,364,187	$(1,004,520)	$18,611,827
Deferred origination costs	6,667	-	-	6,667
Less: Allowance for loan losses	(152,100)	-	-	(152,100)
Loans to members, net	18,106,727	1,364,187	(1,004,520)	18,466,394
Other assets	1,665,176	228,817	(203,993)	1,690,000
Total assets	$19,771,903	$1,593,004	$(1,208,513)	$20,156,394

(13)          Subsequent Events

In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. As a result, we will have an additional $424 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

On September 13, 2012, we received a payment of $457 million from one of our borrowers, representing the pay-off of a $414 million restructured loan, the prepayment of a $19 million capital expenditures loan and a $13 million prepayment fee on the capital expenditures loan, as well as applicable interest due on the restructured and capital expenditures loans.

In September 2012, CFC commenced an offer to exchange a portion of its outstanding 8 percent medium-term notes, Series C, due 2032 for consideration of collateral trust bonds due 2032 and cash. On October 10, 2012, following the expiration of the offering period, CFC announced that it had accepted $340 million aggregate principal amount of medium-term notes for exchange. In the aggregate, holders whose medium-term notes were accepted for exchange will receive $379 million aggregate principal amount of 4.023 percent collateral trust bonds due 2032 and $134 million in cash. Settlement is scheduled to occur on October 16, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, including Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2012.

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

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio within a range of 6.00-to-1.

Lending Activity
Loans outstanding increased by $556 million or 3 percent during the three months ended August 31, 2012 primarily due an increase of $327 million in CFC power supply loans and an increase of $195 million in CFC distribution loans during the quarter.

During the three months ended August 31, 2012, $487 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $381 million selected a new long-term fixed rate; $100 million selected a long-term variable rate; $2 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $4 million were repaid in full.

Funding Activity
During the three months ended August 31, 2012, total debt outstanding increased by $830 million primarily due to the $556 million increase in loans outstanding and $384 million increase in cash. At August 31, 2012 and May 31, 2012, commercial paper, daily liquidity fund and bank bid notes outstanding represented 17 percent of total debt outstanding. At August 31, 2012 and May 31, 2012, collateral trust bonds represented 33 percent and 34 percent, respectively, of total debt outstanding, while medium-term notes represented 15 percent and 13 percent, respectively, of total debt outstanding. We were able to maintain the same utilization of commercial paper, daily liquidity fund and bank bid notes, while replacing higher cost maturing medium-term notes with new issuances of lower cost medium-term notes and notes payable issued under our Guaranteed Underwriter program.

Financial Results
For the three months ended August 31, 2012 and 2011, we reported net income of $13 million and net loss of $87 million, respectively, and TIER of  1.07  and less than 1.00, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the three months ended August 31, 2012 and 2011, our adjusted net income was $23 million and $25 million, respectively, and adjusted TIER for both periods was 1.12.

The decrease to our adjusted net income for the quarter ended August 31, 2012 as compared with the prior-year period was driven by the increase of $18 million to the loan loss provision, primarily as a result of an increase to loans outstanding during the period. This was offset by an increase of $4 million to our adjusted net interest income, which was due to the reduction to our adjusted interest expense, a decrease of $5 million to the loss on the foreclosed asset operations, which is primarily due to improved results at CAH, and a decrease of $9 million to the expense for early debt redemption, as we redeemed $250 million of medium-term notes in August 2011 at a premium and had no such early redemption in the quarter ended August 31, 2012.

At August 31, 2012, our debt-to-equity ratio increased to 43.65-to-1 compared with 39.65-to-1 at May 31, 2012. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.26-to-1 at August 31, 2012 compared with 6.01-to-1 at May 31, 2012 primarily due to an increase in our adjusted liabilities that was greater than the increase in adjusted equity. The increase to adjusted equity was reduced during the quarter due to the board of directors’ approval of a $35 million retirement of patronage capital to members, which was moved from equity to a payable account in July 2012 and retired to members in September 2012.

Outlook for the Next 12 Months
We expect the amount of long-term loan repayments to exceed the amount of long-term loan advances over the next 12 months. During that same period, we do anticipate an increase in advances on line of credit loans used as a bridge to permanent long-term funding for certain members; however, we do not anticipate that the increase to line of credit loans will be sufficient to offset the excess of long-term loan repayments expected over the next 12 months. We anticipate a slight increase to core lending operation earnings over the next 12 months. This slight increase is due to large prepayment fees collected in September 2012, which are sufficient to offset the anticipated decline in long-term loans outstanding over the next 12 months and a 30 basis point decrease to long-term variable and line-of-credit interest rates.

We have $2,264 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At August 31, 2012, we had up to $325 million available under committed loan facilities from the Federal Financing Bank, $2,844 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,735 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $3,377 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature through May 31, 2013, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

In September 2012, CFC commenced an offer to exchange a portion of its outstanding 8 percent medium-term notes, Series C, due 2032 for consideration of collateral trust bonds due 2032 and cash. On October 10, 2012, following the expiration of the offering period, CFC announced that it had accepted $340 million aggregate principal amount of medium-term notes for exchange. In the aggregate, holders whose medium-term notes were accepted for exchange will receive $379 million aggregate principal amount of 4.023 percent collateral trust bonds due 2032 and $134 million in cash. Settlement is scheduled to occur on October 16, 2012. This transaction is expected to result in a 100 basis point reduction to the effective interest rate on the debt exchanged.

We expect to be able to maintain the adjusted debt-to-equity ratio within a range of 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three months ended August 31, 2012 and 2011.

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011	Change
Interest income	$240,085	$247,250	$(7,165)
Interest expense	(176,596)	(202,044)	25,448
Net interest income	63,489	45,206	18,283
(Provision for) recovery of loan losses	(9,122)	9,130	(18,252)
Net interest income after (provision for) recovery of
loan losses	54,367	54,336	31

Non-interest income:
Fee and other income	4,958	4,723	235
Derivative losses	(24,592)	(111,571)	86,979
Results of operations from foreclosed assets	(4,765)	(9,818)	5,053
Total non-interest income	(24,399)	(116,666)	92,267

Non-interest expense:
Salaries and employee benefits	(10,405)	(10,399)	(6)
Other general and administrative expenses	(6,765)	(5,990)	(775)
Recovery of guarantee liability	9	60	(51)
Loss on early extinguishment of debt	-	(9,267)	9,267
Other	(163)	(397)	234
Total non-interest expense	(17,324)	(25,993)	8,669

Income (loss) prior to income taxes	12,644	(88,323)	100,967

Income tax benefit	2	1,701	(1,699)
Net income (loss)	12,646	(86,622)	99,268
Less: Net (income) loss attributable to
noncontrolling interest	(5)	2,590	(2,595)
Net income (loss) attributable to CFC	$12,641	$(84,032)	$96,673
Adjusted net income	$23,375	$25,117	$(1,742)
Adjusted interest expense	$(190,459)	$(201,876)	$11,417

TIER (1)	1.07	-
Adjusted TIER (2)	1.12	1.12
(1) For the three months ended August 31, 2011 we reported a net loss of $87 million; therefore, the TIER calculation for that period results in a value below 1.00.
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

	Average balances and interest rates – Assets

	For the three months ended August 31,
	2012	2011	2012	2011	2012	2011
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$16,796,981	$16,571,439	$217,940	$225,346	5.16%	5.40%
Long-term variable-rate loans	741,221	678,264	6,025	8,252	3.23	4.83
Line of credit loans	1,150,097	1,193,085	7,692	9,626	2.66	3.20
Restructured loans	454,212	469,494	5,462	692	4.78	0.58
Non-performing loans	48,459	33,877	-	-	-	-
Total	19,190,970	18,946,159	237,119	243,916	4.92	5.11
Investments	426,758	668,569	938	928	0.87	0.55
Fee income (1)	-	-	2,028	2,406	-	-
Total	$19,617,728	$19,614,728	$240,085	$247,250	4.87	5.00
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	For the three months ended August 31, 2012 vs. August 31, 2011
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$2,443	$(9,849)	$(7,406)
Long-term variable-rate loans	741	(2,968)	(2,227)
Line of credit loans	(372)	(1,562)	(1,934)
Restructured loans	(24)	4,794	4,770
Non-performing loans	-	-	-
Total interest income on loans	2,788	(9,585)	(6,797)
Investments	(337)	347	10
Fee income	-	(378)	(378)
Total interest income	$2,451	$(9,616)	$(7,165)
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

During the three months ended August 31, 2012, interest income decreased by 3 percent compared with the prior-year period primarily due to a 19 basis-point decrease in the average rate on loans partially offset by a 1 percent increase in average loan balances.

As a cost-based lender, our fixed interest rates reflect the rates being charged in the capital markets marked up to cover our cost of operations. During the three months ended August 31, 2012, there was a lower trend in the rates we had to pay for funding in the capital markets as compared with the prior-year period. As a result, the average long-term fixed interest rates we offered on electric loans for the quarter ended August 31, 2012 decreased 111 basis points, compared with the prior-year period. During the three months ended August 31, 2012, $487 million of long-term fixed-rate loans were scheduled to reprice and the borrowers of $381 million of these loans selected a new long-term fixed rate, which was on average lower than the rate from which they repriced. In addition, the loans advanced to repay obligations of other lenders were done so at rates lower than the average rate for long-term fixed-rate loans at the prior-year period-end. Thus, there was a reduction of 24 basis points in the weighted-average rate on our long-term fixed-rate loan portfolio during the three months ended August 31, 2012, compared with the prior-year period. The decrease to the yields earned on long-term variable-rate loans and line of credit loans was due to the reduction of 175 basis points and 105 basis points to the standard rates we charged for such loans on September 1, 2011. The reduction to interest income due to rates was offset slightly by placing a $420 million restructured loan on accrual status on October 1, 2011. Placing this loan on accrual status resulted in an increase of $5 million to interest income and, therefore, a higher average rate on restructured loans for the three months ended August 31, 2012, as compared with the prior-year period.

The increase in average loan balances for the three months ended August 31, 2012 compared with the prior-year period is driven primarily by increases in long-term fixed rate and long-term variable rate loan balances due to advances to CFC and NCSC borrowers to refinance debt from other lenders.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Electric	$298	$5,707
Telecommunications	109	40
Total	$407	$5,747

The decrease in interest foregone for electric loans was due to placing a $420 million restructured loan on accrual status on October 1, 2011 and the increase to telecommunications loans was due to two new telecommunications loans placed on non-accrual status during fiscal year 2012.

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

	Average balances and interest rates – Liabilities

	For the three months ended August 31,
	2012	2011	2012	2011	2012	2011
(dollar amounts in thousands)	Average volume		Interest expense		Average cost

Commercial paper and bank bid notes (1) (2)	$3,320,773	$2,732,712	$(1,619)	$(1,769)	(0.19)%	(0.26)%
Medium-term notes (1)	2,523,624	3,604,528	(27,883)	(53,841)	(4.40)	(5.93)
Collateral trust bonds (1)	6,328,661	5,538,238	(81,439)	(77,272)	(5.12)	(5.54)
Subordinated deferrable debt (1)	180,945	180,943	(2,806)	(2,806)	(6.17)	(6.15)
Subordinated certificates (1)	1,700,449	1,779,540	(20,354)	(18,301)	(4.76)	(4.08)
Long-term notes payable (1)	4,679,915	4,560,300	(38,396)	(39,827)	(3.26)	(3.46)
Total	18,734,367	18,396,261	(172,497)	(193,816)	(3.66)	(4.18)
Debt issuance costs (3)	-	-	(1,937)	(5,125)	-	-
Fee expense (4)	-	-	(2,162)	(3,103)	-	-
Total	$18,734,367	$18,396,261	$(176,596)	$(202,044)	(3.75)	(4.36)

Derivative cash settlements (5)	$9,360,521	$10,980,971	$(13,863)	$168	(0.59)%	0.01%
Adjusted interest expense (6)	18,734,367	18,396,261	(190,459)	(201,876)	(4.04)	(4.35)
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

	Analysis of changes in interest expense

	For the three months ended August 31, 2012 vs. August 31, 2011
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Commercial paper and bank bid notes	$(375)	$525	$150
Medium-term notes	16,249	9,709	25,958
Collateral trust bonds	(10,787)	6,620	(4,167)
Subordinated deferrable debt	8	(8)	-
Subordinated certificates	861	(2,914)	(2,053)
Long-term notes payable	(933)	2,364	1,431
Total interest expense on debt	5,023	16,296	21,319
Debt issuance costs	-	3,188	3,188
Fee expense	-	941	941
Total interest expense	$5,023	$20,425	$25,448

Derivative cash settlements (4)	$(25)	$(14,006)	$(14,031)
Adjusted interest expense (5)	4,998	6,419	11,417
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

During the three months ended August 31, 2012, interest expense decreased by 13 percent compared with the prior-year period primarily due to the 61 basis-point reduction in the total cost of debt. The lower average cost of debt was due to the lower cost of issuing new debt in the capital markets, especially commercial paper and daily liquidity fund, and the refinancing of $1,500 million of higher cost medium-term notes with a mix of commercial paper and lower cost collateral trust bonds during fiscal year 2012. This resulted in a higher utilization of commercial paper which decreased in cost by 7 basis points, or 27 percent, as compared with the prior-year period. Commercial paper is our lowest cost debt instrument, with an average cost of 19 basis points during the three months ended August 31, 2012.

The items described above contributed to the decrease in our interest expense and the change in the funding mix of debt outstanding as of August 31, 2012 as compared with the prior-year period. Our utilization of commercial paper, bank bid notes and daily liquidity fund increased during the three months ended August 31, 2012 to 18 percent of total debt from 15 percent in the prior-year period, while the weighted average rate paid for these instruments decreased from 26 basis points to 19 basis points, a 27 percent reduction. Our utilization of collateral trust bond funding increased from 30 percent of total debt during the first quarter of fiscal year 2012 to 34 percent during the first quarter of fiscal year 2013, while our weighted average rate paid for our collateral trust bond funding decreased from 5.54 percent to 5.12 percent. Our utilization of medium-term note funding decreased from 20 percent of total debt during the first quarter of fiscal year 2012 to 13 percent during the first quarter of fiscal year 2013 due to the maturity of $1,500 million of 7.25 percent medium-term notes, and the weighted average rate paid on our medium-term note funding decreased from 5.93 percent to 4.40 percent.

The adjusted interest expense, which includes all derivative cash settlements, was $190 million for the three months ended August 31, 2012, compared with $202 million for the three months ended August 31, 2011. The decrease in adjusted interest expense during the three months ended August 31, 2012 was due to the lower interest expense noted above.

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

	Average interest rates – Assets and Liabilities

	For the three months ended August 31,
	2012	2011	2012	2011
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$240,085	$247,250	4.87%	5.00%
Total interest expense	(176,596)	(202,044)	(3.75)	(4.36)
Net interest income/Net yield	$63,489	$45,206	1.12%	0.64%
Derivative cash settlements	(13,863)	168	(0.59)	0.01
Adjusted net interest income/Adjusted net yield (1)	49,626	45,374	0.83	0.65
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended August 31, 2012 vs. August 31, 2011
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$7,474	$10,809	$18,283
Increase (decrease) in adjusted net interest income	7,449	(3,197)	4,252
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

Net interest income increased 40 percent for the three months ended August 31, 2012 compared with the prior-year period due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense during the first quarter of fiscal year 2013 was our refinancing of maturing term debt with lower cost debt during fiscal year 2012. We maintained a higher average balance of collateral trust bonds and commercial paper, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of medium-term notes during the three months ended August 31, 2012 compared with the prior-year period.

Adjusted net interest income increased 9 percent for the three months ended August 31, 2012 compared with the prior-year period primarily due to the reduction to interest expense that exceeded the decrease in interest income, partially offset with higher derivative cash settlements expense compared with the prior-year period. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses
The provision for loan losses during the three months ended August 31, 2012 was $9 million compared with a loan loss recovery of $9 million during the prior-year period. The loan loss provision of $9 million for the three months ended August 31, 2012 includes an increase in the allowance held for the general loan portfolio of $5 million and an increase in the allowance held for large loan exposures of $4 million. The increase in the loan loss allowance for the three months ended August 31, 2012 was driven primarily by the overall increase in the balance of loans outstanding and a slight deterioration in certain borrowers’ internal risk ratings. The loan loss recovery of $9 million for the three months ended August 31, 2011 was due mainly to the improvement in borrowers’ average internal risk ratings for the general and impaired portfolios and a reduction to the reserve associated with large loan exposures.

Non-interest Income
Non-interest income increased by $92 million for the three months ended August 31, 2012 compared with the prior-year period primarily due to decreases in derivative losses of $87 million and a decrease in the loss on foreclosed asset operations of $5 million.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended August 31,		Net
(dollar amounts in thousands)	2012	2011	Change
Derivative cash settlements	$(13,863)	$168	$(14,031)
Derivative forward value	(10,729)	(111,739)	101,010
Derivative losses	$(24,592)	$(111,571)	$86,979

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended August 31,
	2012			2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,552,472	3.70%	0.45%	$5,628,988	4.05%	0.25%
Pay variable-receive fixed	3,808,049	1.28	4.63	5,351,983	1.16	5.23
Total	$9,360,521	2.72	2.14	$10,980,971	2.65	2.65

During the three months ended August 31, 2012, the weighted-average rate we paid on our interest rate swap agreements was 58 basis points higher than the weighted-average rate we received, whereas the weighted-average rate we paid on our interest rate swap agreements was equal to the weighted-average rate we received during the prior-year period. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $2,050 million of pay variable-receive fixed interest rate swaps that matured since August 31, 2011.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three months ended August 31, 2012 increased by $101 million compared with the prior-year period. For the three months ended August 31, 2012, the derivative forward value losses of $11 million were the result of decreases to the estimated yield curve of 9 basis points for our swaps based on market expectations of interest rates, which caused a decrease in the fair value of pay fixed-receive variable interest rate swaps. At August 31, 2012, pay fixed-receive variable interest rate swaps represented 59 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the three months ended August 31, 2012, the fair value for pay variable-receive fixed swaps also declined in spite of the 9 basis-point reduction in the estimated yield curve as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense decreased $9 million for the three months ended August 31, 2012 compared with the prior-year period primarily due to the $9 million loss on early extinguishment of debt recorded during the three months ended August 31, 2011 related to the early redemption of $250 million of medium-term notes.

Net Income (Loss)
The changes in the items described above resulted in net income of $13 million for the three months ended August 31, 2012 compared with net loss of $87 million for the same prior-year period. The adjusted net income, which excludes the effect of the derivative forward value, was $23 million for the three months ended August 31, 2012 compared with the adjusted net income of $25 million for the same prior-year period. Based on the adjusted net income, adjusted TIER was 1.12 for the three months ended August 31, 2012 and 2011. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income (Loss) Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three months ended August 31, 2012 represents $8 thousand of net income and $3 thousand of net loss for RTFC and NCSC, respectively, compared with net income of $0.2 million and net loss of $2.8 million for RTFC and NCSC, respectively, for the prior-year period. Fluctuations in NCSC’s net income and loss are primarily due to fluctuations in the fair value of its derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges for the three months ended August 31, 2011, which is not included in our TIER calculation. For the three months ended August 31, 2012, the fixed-charge coverage ratio was the same as our TIER ratio.

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Net (loss) income prior to cumulative effect of
change in accounting principle	$12,646	$(86,622)
Add: fixed charges	176,596	202,115
Less: interest capitalized	-	(71)
Earnings available for fixed charges	$189,242	$115,422

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$176,596	$202,044
Interest capitalized	-	71
Total fixed charges	$176,596	$202,115
Ratio of earnings to fixed charges (1)	1.07	-
(1) For the three months ended August 31, 2011 we reported a net loss of $87 million; therefore, the TIER for that period results in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	August 31, 2012		May 31, 2012		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$17,216,940	88%	$16,742,914	89%	$474,026
Long-term variable-rate loans	749,199	4	764,815	4	(15,616)
Loans guaranteed by RUS	217,895	1	219,084	1	(1,189)
Total long-term loans	18,184,034	93	17,726,813	94	457,221
Line of credit loans	1,283,702	7	1,184,929	6	98,773
Total loans	$19,467,736	100%	$18,911,742	100%	$555,994

Loans by member class (1):
CFC:
Distribution	$14,270,152	73%	$14,075,471	74%	$194,681
Power supply	3,924,024	20	3,596,820	19	327,204
Statewide and associate	79,209	1	73,606	1	5,603
CFC total	18,273,385	94	17,745,897	94	527,488
RTFC	553,011	3	571,566	3	(18,555)
NCSC	641,340	3	594,279	3	47,061
Total	$19,467,736	100%	$18,911,742	100%	$555,994
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $556 million during the three months ended August 31, 2012 primarily due an increase of $327 million in CFC power supply loans and an increase of $195 million in CFC distribution loans during the quarter.

During the three months ended August 31, 2012, $487 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $381 million selected a new long-term fixed rate; $100 million selected the long-term variable rate; $2 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $4 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	August 31, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$14,585,526	71%	$14,415,856	72%	$169,670
Power supply	4,722,747	23	4,451,264	22	271,483
Statewide and associate	86,173	-	80,808	-	5,365
CFC total	19,394,446	94	18,947,928	94	446,518
RTFC	554,037	3	572,592	3	(18,555)
NCSC	668,244	3	640,552	3	27,692
Total loans and guarantees	$20,616,727	100%	$20,161,072	100%	$455,655

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At August 31, 2012 and May 31, 2012, loans outstanding to members in any one state or territory did not exceed 17 percent of total loans outstanding.

At August 31, 2012 and May 31, 2012, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent of total loans and guarantees outstanding. At August 31, 2012 and May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	August 31, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$3,075,442	15%	$2,852,364	14%	$223,078
Guarantees	434,011	2	481,706	3	(47,695)
Total credit exposure to 10 largest borrowers	$3,509,453	17%	$3,334,070	17%	$175,383

Total by company:
CFC	$3,457,653	17%	$3,314,070	17%	$143,583
NCSC	51,800	-	20,000	-	31,800
Total credit exposure to 10 largest borrowers	$3,509,453	17%	$3,334,070	17%	$175,383

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	August 31, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,782,127	9%	$1,657,543	8%	$124,584
Guarantees	361,500	1	385,165	2	(23,665)
Total unsecured credit exposure	$2,143,627	10%	$2,042,708	10%	$100,919

Total by company:
CFC	$1,873,247	9%	$1,811,830	9%	$61,417
RTFC	23,182	-	23,507	-	(325)
NCSC	247,198	1	207,371	1	39,827
Total unsecured credit exposure	$2,143,627	10%	$2,042,708	10%	$100,919

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Total loans to members	$19,467,736	$18,911,742
Less: Total secured debt or debt requiring
collateral on deposit	(11,180,645)	(10,927,587)
Excess collateral pledged or on deposit (1)	(2,084,175)	(1,870,675)
Unencumbered loans	$6,202,916	$6,113,480

Unencumbered loans as a percentage of total loans	32%	32%
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

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Non-performing loans (1)	$42,444	$41,213
Percent of loans outstanding	0.22%	0.22%
Percent of loans and guarantees outstanding	0.21	0.20

Restructured loans	$453,513	$455,689
Percent of loans outstanding	2.33%	2.41%
Percent of loans and guarantees outstanding	2.20	2.26

Total non-performing and restructured loans	$495,957	$496,902
Percent of loans outstanding	2.55%	2.63%
Percent of loans and guarantees outstanding	2.41	2.46

Total non-accrual loans	$42,444	$41,213
Percent of loans outstanding	0.22%	0.22%
Percent of loans and guarantees outstanding	0.21	0.20
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At August 31, 2012 and May 31, 2012, non-performing loans included $42 million, or 0.2 percent, of loans outstanding and $41 million, or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower has until November 16, 2012 to file a plan of reorganization. The other bankruptcy case does not yet have a scheduled date for the borrower to file a plan of reorganization. Two other borrowers in this group are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans as scheduled through maturity. It is currently anticipated that even with the sales of the businesses, there will not be sufficient funds to repay the full respective amount owed. We have approval rights with respect to the sale of either or both of these companies.

At August 31, 2012 and May 31, 2012, we had restructured loans totaling $454 million, or 2.3 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $5 million of interest income was accrued on restructured loans during the three months ended August 31, 2012 compared with $1 million of interest income in the prior-year period. One of the restructured loans totaling $40 million at August 31, 2012 and May 31, 2012, has been on accrual status since the time of restructuring. The other restructured loan totaling $414 million and $416 million at August 31, 2012 and May 31 2012, respectively, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On

October 1, 2011, the principal balance of the loan was reduced below the level of a buyout option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid-off early by the borrower on September 13, 2012 (see Note 13, Subsequent Events).

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at August 31, 2012.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

(dollar amounts in thousands)	As of and for the three months ended August 31, 2012
Balance as of May 31, 2012	$143,326
Provision for loan losses	9,122
Net recovery	53
Balance as of August 31, 2012	$152,501
`
Loan loss allowance by segment:
CFC (1)	$136,781
RTFC (1)	8,877
NCSC (1)	6,843
Total	$152,501

As a percentage of total loans outstanding	0.78%
As a percentage of total non-performing loans outstanding	359.30
As a percentage of total restructured loans outstanding	33.63
As a percentage of total loans on non-accrual	359.30
(1) The allowance for loan losses recorded for RTFC and NCSC is held at CFC.

Our loan loss allowance increased by $9 million from May 31, 2012 to August 31, 2012 due to the increase in the allowance for loan losses held for the general portfolio of $5 million and the increase in the allowance for loan losses held for large loan exposures of $4 million. See Provision for Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At August 31, 2012, there was a total specific loan loss allowance balance of $25 million, related to impaired loans totaling $496 million.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012	Increase/ (decrease)
Commercial paper
sold through dealers, net of discounts	$1,274,891	$1,404,901	$(130,010)
Commercial paper
sold directly to members, at par	1,249,575	997,778	251,797
Commercial paper
sold directly to non-members, at par	34,769	70,479	(35,710)
Daily liquidity fund	522,630	478,406	44,224
Bank bid notes	295,000	295,000	-
Collateral trust bonds	6,308,168	6,307,564	604
Notes payable	4,903,980	4,650,877	253,103
Medium-term notes	2,828,496	2,423,686	404,810
Subordinated deferrable debt	186,440	186,440	-
Membership certificates	646,279	646,279	-
Loan and guarantee certificates	736,384	694,825	41,559
Member capital securities	398,350	398,350	-
Total debt outstanding	$19,384,962	$18,554,585	$830,377
Percentage of fixed-rate debt (1)	85%	86%
Percentage of variable-rate debt (2)	15	14

Percentage of long-term debt	83%	83%
Percentage of short-term debt	17	17
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

During the three months ended August 31, 2012, total debt outstanding increased $830 million. The increase was primarily due to the $556 million increase to the balance of loans outstanding and the $384 million increase in cash and cash equivalents. The increase in cash and cash equivalents at August 31, 2012 was due to a $250 million investment made in a highly liquid account during the quarter, and the prefunding of upcoming medium-term notes and collateral trust bond maturities.

Total commercial paper, daily liquidity fund and bank bid notes outstanding represented 17 percent of total debt at both August 31, 2012 and May 31, 2012. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

Equity
At August 31, 2012, total equity decreased by $23 million from May 31, 2012 largely due to the board authorized patronage capital retirement of $35 million partially offset by net income recognized of $13 million for the three months ended August 31, 2012. In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage capital. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. This amount was returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at August 31, 2012 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$952	$1,312	$-	$-	$-	$-	$2,264
Long-term debt	-	1,939	895	993	595	7,370	11,792
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	11	30	24	14	1,532	1,611
Contractual interest on long-term debt (3)	515	599	545	523	504	5,951	8,637
Total contractual obligations	$1,467	$3,861	$1,470	$1,540	$1,113	$15,039	$24,490
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan and $4 million in payments not received on certificated subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at August 31, 2012.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	August 31, 2012	May 31, 2012	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$571,445	$573,110	$(1,665)
Indemnifications of tax benefit transfers	2,565	49,771	(47,206)
Letters of credit	456,012	504,920	(48,908)
Other guarantees	118,969	121,529	(2,560)
Total	$1,148,991	$1,249,330	$(100,339)
Total by company:
CFC	$1,121,061	$1,202,031	$(80,970)
RTFC	1,026	1,026	-
NCSC	26,904	46,273	(19,369)
Total	$1,148,991	$1,249,330	$(100,339)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2012, we may be required to issue up to an additional $824 million in letters of credit to third parties for the benefit of our members. Of this amount, $644 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 2, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $495 million at August 31, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the terms and conditions of the letter of credit facility. The remaining commitment under master letter of credit facilities of $329 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At August 31, 2012 and May 31, 2012, 69 percent of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the three months ended August 31, 2012 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At August 31, 2012 and May 31, 2012, we recorded a guarantee liability totaling $28 million and $29 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at August 31, 2012, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Guarantees (1)	$ 1,148,991	$ 129,168	$ 108,572	$ 310,151	$ 23,175	$ 94,284	$ 483,641
(1) At August 31, 2012, we are the guarantor and liquidity provider for $497 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At August 31, 2012 and May 31, 2012, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	August 31, 2012	% of Total	May 31, 2012,	% of Total
Long-term	$5,497,952	38%	$5,437,881	38%
Line of credit	9,049,334	62	8,691,543	62
Total	$14,547,286	100%	$14,129,424	100%

A total of $1,442 million and $1,303 million of unadvanced commitments at August 31, 2012 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at August 31, 2012 and May 31, 2012 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at August 31, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,442,202	$16,800	$307,183	$120,254	$223,662	$554,365	$219,938

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2012 was 46.11-to-1, an increase from 42.20-to-1 at May 31, 2012. The increase in the leverage ratio is due to the increase of $950 million in total liabilities and the decrease of $23 million in total equity partially offset by the decrease of $100 million in guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At August 31, 2012 and May 31, 2012, the adjusted leverage ratio was 6.67 to-1 and 6.46-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $901 million in adjusted liabilities partially offset by the increase of $29 million to the adjusted equity and the decrease of $100 million to guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at August 31, 2012 was 43.65 -to-1, an increase from 39.65-to-1 at May 31, 2012. The increase in the debt-to-equity ratio is due to the increase of $950 million in total liabilities and the decrease of $23 million in total equity as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At August 31, 2012 and May 31, 2012, the adjusted debt-to-equity ratio was 6.26 -to-1 and 6.01-to-1, respectively. The increase in the adjusted debt-to-equity ratio is due to the increase of $901 million in adjusted liabilities partially offset by the increase of $29 million in adjusted equity. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At August 31, 2012, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through February 28, 2014. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at August 31, 2012, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
					Long-term	Debt Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & repayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	excess sources over uses of liquidity
1Q13										$ 575
2Q13	$ 420	$ 40	$ 513	$ 973	$ 687	$ 170	$ 170	$ 120	$ 1,147	749
3Q13	335	-	143	478	376	-	-	120	496	767
4Q13	202	400	111	713	363	-	-	120	483	537
1Q14	1,308	-	259	1,567	365	200	880	120	1,565	535
2Q14	610	350	223	1,183	281	-	500	120	901	253
3Q14	273	50	171	494	371	-	-	120	491	250
Totals	$ 3,148	$ 840	$ 1,420	$ 5,408	$ 2,443	$ 370	$ 1,550	$ 720	$ 5,083

The chart on page 44 represents our best estimate of the funding requirements and how we expect to manage such funding requirements through February 28, 2014. These estimates will change on a quarterly basis based on many factors.

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

We issued $325 million of 12-month floating-rate medium-term notes in registered offerings in August 2012. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,570 million and represented 8 percent of total debt outstanding at August 31, 2012. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2013.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At August 31, 2012 and May 31, 2012, we had secured notes payable of $1,165 million, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At August 31, 2012, we had up to $2,735 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At August 31, 2012 and May 31, 2012, we had $3,674 million and $3,419 million, respectively, of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. During the quarter ended August 31, 2012, we borrowed $255 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.30 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. In the aggregate at August 31, 2012, we had up to $325 million available under committed loan facilities from the Federal Financing Bank as part of this program. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. As a result, we will have an additional $424 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,791 million over the next 12 months.

Member Loan Interest Payments
During the three months ended August 31, 2012, interest income on the loan portfolio was $237 million, representing an average rate of 4.92 percent compared with 5.11 percent for the three months ended August 31, 2011. For the past three fiscal years, interest income on the loan portfolio has averaged $993 million. At August 31, 2012, 89 percent of the total loans outstanding had a fixed rate of interest, and 11 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At August 31, 2012 and May 31, 2012, we had $2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at August 31, 2012, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	August 31, 2012	May 31, 2012	August 31, 2012	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	883,875	1,000	1,000	October 21, 2015	10 basis points
Five-year agreement	834,875	834,875	-	-	October 21, 2016	10 basis points
Total	$2,843,750	$2,843,750	$1,000	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	August 31, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$1,249,575	49%	$997,778	40%	$251,797
Daily liquidity fund	522,630	100	478,406	100	44,224
Medium-term notes	556,748	20	499,222	21	57,526
Members’ subordinated certificates	1,781,013	100	1,739,454	100	41,559
Total	$4,109,966		$3,714,860		$395,106

Percentage of total debt outstanding	21%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,849 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

Cash on Deposit
At August 31, 2012, our cash balance included a $250 million deposit that we made with a financial institution in a highly liquid interest bearing account. The interest rate earned on the investment is sufficient to cover the cost of the underlying borrowed funds. Subsequent to August 31, 2012, we made an additional $250 million investment with a different financial institution in which the interest rate earned is sufficient to cover the cost of the underlying borrowed funds. The total investment of $500 million represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the three months ended August 31, 2012, cash flows provided by operating activities were $134 million compared with cash flows provided by operating activities of $131 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At August 31, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2012	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.21	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.20	5.97
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
(2) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:
•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure up to $7,500 million on any other indebtedness of CFC. As of August 31, 2012, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,861 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit at August 31, 2012.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	August 31, 2012	May 31, 2012
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.96	7.68
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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	August 31, 2012	May 31, 2012
Collateral trust bonds 1994 indenture	100%	150%	119%	107%
Collateral trust bonds 2007 indenture	100	150	123	124
Federal Agricultural Mortgage Corporation	100	150	117	118
Clean Renewable Energy Bonds Series 2009A	100	150	116	109
Federal Financing Bank Series A (1)	100	150	108	110
Federal Financing Bank Series B (1)	100	150	111	111
Federal Financing Bank Series C (1)	100	150	120	108
Federal Financing Bank Series D (1)	100	150	123	123
Federal Financing Bank Series E (1)	100	150	119	119
(1) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At August 31, 2012, unadvanced loan commitments totaled $14,547 million. Of that total, $1,442 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 45 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 55 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $13,105 million of unadvanced loan commitments at August 31, 2012 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at August 31, 2012.

We currently expect to make long-term loan advances totaling approximately $1,026 million to our members over the next 12 months.

Interest Expense on Debt
For the three months ended August 31, 2012, interest expense on debt was $172 million, representing an average cost of 3.66 percent compared with 4.18 percent for the three months ended August 31, 2011. For the past three fiscal years, interest expense on debt has averaged $817 million. At August 31, 2012, 85 percent of outstanding debt had a fixed interest rate and 15 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2013	$952,454
May 31, 2014	3,261,570
May 31, 2015	924,892
May 31, 2016	1,016,579
May 31, 2017	608,802
Thereafter	9,088,604
Total	$15,852,901
(1) Excludes loan subordinated certificates totaling $151 million that amortize annually based on the outstanding balance of the related loan and $4 million in payments not received on certificated subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 33 of the last 34 fiscal years. In July 2012, the CFC Board of Directors approved the allocation of $71 million from fiscal year 2012 net earnings to CFC’s members. CFC made a cash payment of $35 million to its members in September 2012 as retirement of 50 percent of allocated net earnings from the prior-

year period as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 44, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $1,023 million.

At August 31, 2012, we had $3,377 million of commercial paper, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper and the daily liquidity fund at recent levels of approximately $1,772 million. Dealer commercial paper and bank bid notes decreased from $1,700 million at May 31, 2012 to $1,570 million at August 31, 2012. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At August 31, 2012, 15 percent of total debt outstanding was $2,908 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At August 31, 2012, we had $2,844 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At August 31, 2012, we had long-term debt maturing in the next 12 months totaling $2,264 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $588 million of medium-term notes sold through dealers and $424 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the first quarter of fiscal year 2013 we issued $469 million of medium-term notes and during the prior fiscal year we issued $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,735 million available under this revolving note purchase agreement at August 31, 2012.

•
We had up to $325 million available under committed loan facilities from the Federal Financing Bank at August 31, 2012. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. This new commitment increases total funding available to us under committed loan facilities from the Federal Financing bank to $749 million.

At August 31, 2012, we are the guarantor and liquidity provider for $497 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds. During the three months ended August 31, 2012, we were not required to perform as liquidity provider pursuant to these obligations.

We expect that our current sources of liquidity, along with our $575 million of cash on hand at August 31, 2012, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At August 31, 2012 and May 31, 2012, 11 percent and 10 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at August 31, 2012.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
August 31, 2012

(dollar amounts in millions)	May 31, 2013 or prior	June 1, 2013 to May 31, 2015	June 1, 2015 to May 31, 2017	June 1, 2017 to May 31, 2022	June 1, 2022 to May 31, 2032	Beyond June 1, 2032	Total
Assets amortization and repricing	$2,352	$3,881	$2,796	$3,964	$3,288	$1,123	$17,404

Liabilities and members’ equity:
Long-term debt	$1,535	$3,100	$2,605	$4,002	$2,370	$321	$13,933
Subordinated certificates	22	183	36	84	1,032	336	1,693
Members’ equity (1)	-	-	-	57	312	466	835
Total liabilities and members’ equity	$1,557	$3,283	$2,641	$4,143	$3,714	$1,123	$16,461

Gap (2)	$795	$598	$155	$(179)	$(426)	$-	$943
Cumulative gap	795	1,393	1,548	1,369	943	943
Cumulative gap as a % of total assets	3.81%	6.67%	7.41%	6.56%	4.52%	4.52%
Cumulative gap as a % of adjusted total assets (3)	3.86	6.77	7.52	6.65	4.58	4.58

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At August 31, 2012, we had $17,404 million of fixed-rate assets amortizing or repricing, funded by $13,933 million of fixed-rate liabilities maturing during the next 30 years and $2,528 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $943 million, or 4.52 percent of total assets and 4.58 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at August 31, 2012 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at August 31, 2012 through committed revolving credit agreements totaling $2,844 million with domestic and foreign banks, $325 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,735 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At August 31, 2012 and May 31, 2012, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At August 31, 2012 and May 31, 2012, the highest percentage concentration of total notional exposure to any one counterparty was 18 percent of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At August 31, 2012, our derivative instrument counterparties had credit ratings ranging from BBB+  to AA as assigned by Standard & Poor’s Corporation and Baa2 to Aa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at August 31, 2012, there were three counterparties that would be required to make a payment to us totaling $45 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $29 million, or 65 percent of the total exposure to us, at August 31, 2012.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At August 31, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2012, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At August 31, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(157)	$-	$(157)
fall below Baa1/BBB+ (1)	7,015,937	(306,294)	44,238	(262,056)
Total	$7,018,937	$(306,451)	$44,238	$(262,213)

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

In addition to the rating triggers listed above, at August 31, 2012, we had a total notional amount of $650 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $16 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2012 was $314 million.

During the quarter ended August 31, 2012, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At August 31, 2012, the interest rate swap contracts with this counterparty have a total notional amount of $717 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At August 31, 2012, we would have to make a payment of $25 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

Adjustments to Net Income and the Calculation of TIER
The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2012 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

	For the three months ended August 31,
(dollar amounts in thousands)	2012	2011
Interest expense	$(176,596)	$(202,044)
Derivative cash settlements	(13,863)	168
Adjusted interest expense	$(190,459)	$(201,876)

Net interest income	$63,489	$45,206
Derivative cash settlements	(13,863)	168
Adjusted net interest income	$49,626	$45,374

Net (loss) income prior to cumulative effect of change in accounting principle	$12,646	$(86,622)
Derivative forward value	10,729	111,739
Adjusted net income	$23,375	$25,117

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER.

	For the three months ended August 31,
	2012	2011
TIER (1)	1.07	-
Adjusted TIER	1.12	1.12
(1) For the three months ended August 31, 2011 we reported a net loss of $87 million; therefore, the TIER for that period results in a value below 1.00.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2012 for an explanation of why these adjustments to the calculation of leverage and debt-to-equity ratios reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	August 31, 2012	May 31, 2012
Liabilities	$20,410,096	$19,460,580
Less:
Derivative liabilities	(662,193)	(654,125)
Debt used to fund loans guaranteed by RUS	(217,895)	(219,084)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,781,013)	(1,739,454)
Adjusted liabilities	$17,562,555	$16,661,477
Total equity	$467,544	$490,755
Less:
Prior-year period cumulative derivative forward
value and foreign currency adjustments	366,026	142,252
Year-to-date derivative forward value loss	10,729	223,774
Accumulated other comprehensive income (2)	(8,024)	(8,270)
Plus:
Subordinated certificates (1)	1,781,013	1,739,454
Subordinated deferrable debt	186,440	186,440
Adjusted equity	$2,803,728	$2,774,405
Guarantees	$1,148,991	$1,249,330
(1) Includes $15 million and $17 million of subordinated certificates classified in short-term debt at August 31, 2012 and May 31, 2012, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $1 million of accumulated other comprehensive income related to the unrecognized gains on our investments at August 31, 2012 and May 31, 2012.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	August 31, 2012	May 31, 2012
Leverage ratio	46.11	42.20
Adjusted leverage ratio	6.67	6.46

Debt-to-equity ratio	43.65	39.65
Adjusted debt-to-equity ratio	6.26	6.01

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 49.

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2012 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2012.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 15, 2012