Form 10-Q/A
period 2012-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2012-11-06
CIK 70502

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to our quarterly report on Form 10–Q for the quarter ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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
Financial statements from the Quarterly Report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation for the quarter ended August 31, 2012, filed on October 15, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* Previously filed in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012. ** Furnished herewith.

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

November 6, 2012