Form 10-Q
period 2012-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2013-01-14
CIK 70502

ice\4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(in thousands)

  A S S E T S

	November 30, 2012	May 31, 2012

Cash and cash equivalents	$439,183	$191,167

Restricted cash	8,649	7,694

Investments	309,932	59,045

Loans to members	19,105,207	18,919,612
Less: Allowance for loan losses	(148,737)	(143,326)
Loans to members, net	18,956,470	18,776,286

Accrued interest and other receivables	171,964	185,827

Fixed assets, net	103,106	102,770

Debt service reserve funds	39,803	39,803

Debt issuance costs, net	40,572	43,515

Foreclosed assets, net	245,803	223,476

Derivative assets	273,480	296,036

Other assets	21,432	25,716

	$20,610,394	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2012	May 31, 2012

Short-term debt	$6,050,861	$4,493,434

Accrued interest payable	155,488	161,817

Long-term debt	11,201,472	12,151,967

Deferred income	23,202	26,131

Other liabilities	61,649	63,922

Derivative liabilities	630,919	654,125

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	646,388	646,279
Loan and guarantee subordinated certificates	727,169	678,115
Member capital securities	398,650	398,350
Total members’ subordinated certificates	1,772,207	1,722,744

Commitments and contingencies

CFC equity:
Retained equity	510,281	473,964
Accumulated other comprehensive income	9,592	9,199
Total CFC equity	519,873	483,163
Noncontrolling interest	8,283	7,592
Total equity	528,156	490,755

	$20,610,394	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011
Interest income	$241,630	$237,755	$481,715	$485,005
Interest expense	(174,301)	(194,680)	(350,897)	(396,724)

Net interest income	67,329	43,075	130,818	88,281

Recovery of (provision for) loan losses	3,817	2,995	(5,305)	12,125
Net interest income after recovery of (provision for) loan losses	71,146	46,070	125,513	100,406

Non-interest income:
Fee and other income	17,807	3,986	22,765	8,709
Derivative losses	(3,766)	(47,753)	(28,358)	(159,324)
Results of operations of foreclosed assets	(909)	(6,648)	(5,674)	(16,466)

Total non-interest income	13,132	(50,415)	(11,267)	(167,081)

Non-interest expense:
Salaries and employee benefits	(10,148)	(9,833)	(20,553)	(20,232)
Other general and administrative expenses	(9,303)	(6,859)	(16,068)	(12,849)
Recovery of guarantee liability	92	12	101	72
Loss on early extinguishment of debt	-	(6,258)	-	(15,525)
Other	(4,384)	(418)	(4,547)	(815)

Total non-interest expense	(23,743)	(23,356)	(41,067)	(49,349)

Income (loss) prior to income taxes	60,535	(27,701)	73,179	(116,024)

Income tax (expense) benefit	(454)	407	(452)	2,108

Net income (loss)	60,081	(27,294)	72,727	(113,916)

Less: Net (income) loss attributable to the noncontrolling interest	(699)	533	(704)	3,123

Net income (loss) attributable to CFC	$59,382	$(26,761)	$72,023	$(110,793)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011

Net income (loss)	$60,081	$(27,294)	$72,727	$(113,916)

Other comprehensive income (loss):
Add: Unrealized gains (losses) on securities	893	(160)	887	(99)
Less: Realized gains on derivatives	(253)	(259)	(505)	(518)
Other comprehensive income (loss)	640	(419)	382	(617)

Total comprehensive income (loss)	60,721	(27,713)	73,109	(114,533)

Less: Total comprehensive (income) loss attributable to
noncontrolling interest	(694)	539	(693)	3,136

Total comprehensive income (loss) attributable to CFC	$60,027	$(27,174)	$72,416	$(111,397)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the six months ended November 30, 2012 and 2011

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$546,366	$ 2,413
Patronage capital retirement	(35,341)	-	(35,341)	-	(35,341)	-	-	(35,341)	-
Net income	72,727	704	72,023	-	72,023	72,023	-	-	-
Other comprehensive income (loss)	382	(11)	393	393	-	-	-	-	-
Other	(367)	(2)	(365)	-	(365)	-	-	-	(365)
Balance as of November 30, 2012	$528,156	$ 8,283	$519,873	$ 9,592	$510,281	$ (274,918)	$ 272,126	$511,025	$ 2,048

Balance as of May 31, 2011	$687,309	$ 11,786	$675,523	$ 9,758	$665,765	$ (130,689)	$ 272,126	$521,897	$ 2,431
Patronage capital retirement	(46,086)	-	(46,086)	-	(46,086)	-	-	(46,086)	-
Net loss	(113,916)	(3,123)	(110,793)	-	(110,793)	(110,793)	-	-	-
Other comprehensive loss	(617)	(13)	(604)	(604)	-	-	-	-	-
Other	(446)	(4)	(442)	-	(442)	-	-	-	(442)
Balance as of November 30, 2011	$526,244	$ 8,646	$517,598	$ 9,154	$508,444	$ (241,482)	$ 272,126	$475,811	$ 1,989

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$72,727	$(113,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(4,710)	(5,617)
Amortization of debt issuance costs and deferred charges	3,842	6,038
Depreciation	2,625	1,719
Provision for (recovery of) loan losses	5,305	(12,125)
Recovery of guarantee liability	(101)	(72)
Results of operations of foreclosed assets	5,674	16,466
Derivative forward value	(961)	158,510
Changes in operating assets and liabilities:
Accrued interest and other receivables	13,386	7,238
Accrued interest payable	(6,329)	(12,236)
Other	4,921	10,300

Net cash provided by operating activities	96,379	56,305

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(2,584,296)	(3,260,727)
Principal collected on loans	2,300,104	4,187,593
Net investment in fixed assets	(2,961)	(11,432)
Proceeds from foreclosed assets	29,110	18,849
Investments in foreclosed assets	(57,111)	(29,179)
Net proceeds from sale of loans	98,147	81,897
Investments	(250,000)	-
Change in restricted cash	(955)	(955)

Net cash (used in) provided by investing activities	(467,962)	986,046

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) issuances of short-term debt, net	215,087	(181,095)
Issuance costs for revolving bank lines of credit	(1,447)	(3,626)
Proceeds from issuance of long-term debt	1,254,167	299,132
Payments for retirement of long-term debt	(730,293)	(810,286)
Proceeds from issuance of members’ subordinated certificates	55,548	18,145
Payments for retirement of members’ subordinated certificates	(6,066)	(54,892)
Payments for retirement of patronage capital	(33,991)	(43,697)
Cash paid portion of debt exchange premium	(133,406)	-

Net cash provided by (used in) financing activities	619,599	(776,319)

NET INCREASE IN CASH AND CASH EQUIVALENTS	248,016	266,032
BEGINNING CASH AND CASH EQUIVALENTS	191,167	293,615
ENDING CASH AND CASH EQUIVALENTS	$439,183	$559,647

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$353,383	$402,922
Cash paid for income taxes	89	210

Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	$-	$(5,859)
Collateral trust bonds issued as debt exchange premium	39,647	-

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At November 30, 2012, CFC had guaranteed $79 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $88 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At November 30, 2012, CFC guaranteed $5 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At November 30, 2012, RTFC had total assets of $662 million and NCSC had total assets of $722 million. At November 30, 2012, CFC had committed to lend RTFC up to $4,000 million, of which $523 million was outstanding. At November 30, 2012, CFC had committed to provide up to $2,000 million of credit to NCSC, of which $754 million was outstanding, representing $675 million of outstanding loans and $79 million of credit enhancements. In December 2012, CFC increased its commitment to provide up to $3,000 million of credit to NCSC.

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

During the six months ended November 30, 2012 and 2011, we sold CFC loans with outstanding balances totaling $98 million and $82 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the six months ended November 30, 2012 and 2011.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest on long-term fixed-rate loans	$218,247	$219,841	$436,187	$445,187
Interest on long-term variable-rate loans	4,893	4,655	10,918	12,907
Interest on line of credit loans	7,413	6,738	15,105	16,364
Interest on restructured loans	7,625	4,084	13,087	4,776
Interest on investments	1,576	853	2,514	1,781
Fee income (1)	1,876	1,584	3,904	3,990
Total interest income	$241,630	$237,755	$481,715	$485,005
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $18 million and $20 million at November 30, 2012 and May 31, 2012, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,697	$1,391	$3,316	$3,160
Medium-term notes	24,833	47,733	52,716	101,574
Collateral trust bonds	82,271	77,346	163,710	154,618
Subordinated deferrable debt	2,807	2,807	5,613	5,613
Subordinated certificates	20,528	20,075	40,882	38,376
Long-term notes payable	37,915	39,071	76,311	78,898
Debt issuance costs (2)	1,905	2,380	3,842	7,505
Fee expense (3)	2,345	3,877	4,507	6,980
Total interest expense	$174,301	$194,680	$350,897	$396,724
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

(f)         Derivative Financial Instruments

We are an end user of financial derivative instruments. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

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

(h)         Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-Q for the three and six months ended November 30, 2012. Specifically, the fair value adjustments on DRP foreclosed assets have been reclassified into results of operations of foreclosed assets in the condensed consolidated statement of operations for the three and six months ended November 30, 2011. The corresponding non-cash adjustments were reclassified to the results of operations of foreclosed assets on the condensed consolidated statement of cash flows for the six months ended November 30, 2011.

(2)         Investments

Our investments at November 30, 2012 and May 31, 2012 include Farmer Mac Series C preferred stock totaling $58 million and Farmer Mac Series A common stock totaling $2 million and $1 million, respectively. The Series C preferred stock is valued at cost, while the Series A common stock is accounted for as available-for-sale and recorded at fair value. Our investments also include a $250 million deposit that we made with a financial institution in an interest bearing account with a maturity of less than one year at the reporting date.

(3)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	November 30, 2012		May 31, 2012
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$16,982,140	$-	$16,742,914	$-
Long-term variable-rate loans	607,312	5,754,729	764,815	5,437,881
Loans guaranteed by RUS (3)	213,275	-	219,084	-
Line of credit loans	1,294,447	9,160,920	1,184,929	8,691,543
Total loans outstanding	19,097,174	14,915,649	18,911,742	14,129,424
Deferred origination costs	8,033	-	7,870	-
Less: Allowance for loan losses	(148,737)	-	(143,326)	-
Net loans outstanding	$18,956,470	$14,915,649	$18,776,286	$14,129,424

Total by member class (2):
CFC:
Distribution	$13,883,982	$9,344,109	$14,075,471	$9,191,227
Power supply	3,909,155	3,962,776	3,596,820	3,714,241
Statewide and associate	73,566	119,891	73,606	123,189
CFC total	17,866,703	13,426,776	17,745,897	13,028,657
RTFC	536,759	318,664	571,566	341,792
NCSC	693,712	1,170,209	594,279	758,975
Total loans outstanding	$19,097,174	$14,915,649	$18,911,742	$14,129,424
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	November 30, 2012		May 31, 2012
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	27,955	1,828	26,049	-
RTFC:
Long-term fixed-rate loans	6,577	-	6,970	-
Total non-performing loans	$42,726	$1,828	$41,213	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$39,717	$-	$455,689	$-
Long-term variable-rate loans (3)	-	-	-	45,918
Line of credit loans (3)	-	5,000	-	5,000
Total restructured loans	$39,717	$5,000	$455,689	$50,918
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

Unadvanced Loan Commitments
A total of $1,444 million and $1,303 million of unadvanced commitments at November 30, 2012 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at November 30, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,444,133	$ 9,333	$ 281,733	$ 116,754	$ 223,492	$ 559,562	$ 253,259

The remaining unadvanced commitments totaling $13,472 million and $12,826 million at November 30, 2012 and May 31, 2012, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	November 30, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$1,530	$29,619	$31,149	$13,852,833	$13,883,982	$31,149
Power supply	-	5,000	5,000	3,904,155	3,909,155	5,000
Statewide and associate	-	-	-	73,566	73,566	-
CFC total	1,530	34,619	36,149	17,830,554	17,866,703	36,149
RTFC	-	4,156	4,156	532,603	536,759	6,577
NCSC	-	-	-	693,712	693,712	-
Total loans outstanding	$1,530	$38,775	$40,305	$19,056,869	$19,097,174	$42,726

As a % of total loans	0.01%	0.20%	0.21%	99.79%	100.00%	0.22%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,243	$29,243	$14,046,228	$14,075,471	$29,243
Power supply	-	5,000	5,000	3,591,820	3,596,820	5,000
Statewide and associate	-	-	-	73,606	73,606	-
CFC total	-	34,243	34,243	17,711,654	17,745,897	34,243
RTFC	-	4,306	4,306	567,260	571,566	6,970
NCSC	-	-	-	594,279	594,279	-
Total loans outstanding	$-	$38,549	$38,549	$18,873,193	$18,911,742	$41,213

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.22%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	November 30, 2012			May 31, 2012
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$13,851,402	$32,580	$13,883,982	$14,046,228	$29,243	$14,075,471
Power supply	3,904,155	5,000	3,909,155	3,591,820	5,000	3,596,820
Statewide and associate	73,566	-	73,566	73,606	-	73,606
CFC total	17,829,123	37,580	17,866,703	17,711,654	34,243	17,745,897
RTFC	529,642	7,117	536,759	564,596	6,970	571,566
NCSC	693,712	-	693,712	594,279	-	594,279
Total loans outstanding	$19,052,477	$44,697	$19,097,174	$18,870,529	$41,213	$18,911,742

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	November 30, 2012				May 31, 2012
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,361,860	96%	$620,280	4%	$16,168,857	97%	$574,057	3%
Long-term variable-rate loans	508,490	84	98,822	16	661,115	86	103,700	14
Loans guaranteed by RUS	213,275	100	-	-	219,084	100	-	-
Line of credit loans	245,427	19	1,049,020	81	205,143	17	979,786	83
Total loans outstanding	$17,329,052	91	$1,768,122	9	$17,254,199	91	$1,657,543	9

Total by company:
CFC	$16,369,535	92%	$1,497,168	8%	$16,317,195	92%	$1,428,702	8%
RTFC	514,384	96	22,375	4	549,085	96	22,481	4
NCSC	445,133	64	248,579	36	387,919	65	206,360	35
Total loans outstanding	$17,329,052	91	$1,768,122	9	$17,254,199	91	$1,657,543	9

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

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC based on borrower type:

	As of and for the three months ended November 30, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2012	$136,781	$8,877	$6,843	$152,501
(Recovery of) provision for loan losses	(3,256)	(563)	2	(3,817)
Recoveries of loans previously charged-off	53	-	-	53
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737

	As of and for the three months ended November 30, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2011	$134,457	$8,649	$8,994	$152,100
(Recovery of) provision for loan losses	(3,625)	824	(194)	(2,995)
Recoveries of loans previously charged-off	53	-	-	53
Balance as of November 30, 2011	$130,885	$9,473	$8,800	$149,158

	As of and for the six months ended November 30, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	6,531	(248)	(978)	5,305
Recoveries of loans previously charged-off	106	-	-	106
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737

	As of and for the six months ended November 30, 2011
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(12,927)	1,084	(282)	(12,125)
Recoveries of loans previously charged-off	106	-	-	106
Balance as of November 30, 2011	$130,885	$9,473	$8,800	$149,158

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	November 30, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$113,627	$6,695	$6,845	$127,167
Individually evaluated	19,951	1,619	-	21,570
Total ending balance of the allowance	$133,578	$8,314	$6,845	$148,737

Recorded investment in loans:
Collectively evaluated	$17,790,837	$530,182	$693,712	$19,014,731
Individually evaluated	75,866	6,577	-	82,443
Total recorded investment in loans	$17,866,703	$536,759	$693,712	$19,097,174

Loans to members, net (1)	$17,733,125	$528,445	$686,867	$18,948,437

	May 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,681	$6,561	$7,823	$118,065
Individually evaluated	23,260	2,001	-	25,261
Total ending balance of the allowance	$126,941	$8,562	$7,823	$143,326

Recorded investment in loans:
Collectively evaluated	$17,255,965	$564,596	$594,279	$18,414,840
Individually evaluated	489,932	6,970	-	496,902
Total recorded investment in loans	$17,745,897	$571,566	$594,279	$18,911,742

Loans to members, net (1)	$17,618,956	$563,004	$586,456	$18,768,416
(1) Excludes deferred origination costs of $8 million at November 30, 2012 and May 31, 2012.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	November 30, 2012		May 31, 2012
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$39,717	$-	$415,692	$-

With a specific allowance recorded:
CFC/Distribution	31,149	19,709	69,240	23,009
CFC/Power Supply	5,000	242	5,000	251
RTFC	6,577	1,619	6,970	2,001
Total	42,726	21,570	81,210	25,261
Total impaired loans	$82,443	$21,570	$496,902	$25,261

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of November 30, 2012 and May 31, 2012. The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended November 30,
	2012	2011	2012	2011
(dollar amounts in thousands)	Average recorded investment		Interest income recognized
CFC/Distribution	$70,706	$491,101	$7,625	$4,084
CFC/Power Supply	5,000	2,667	-	-
RTFC	6,618	7,962	-	-
Total impaired loans	$82,324	$501,730	$7,625	$4,084

	For the six months ended November 30,
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	2012	2011	2012	2011
CFC/Distribution	$277,891	$494,620	$13,087	$4,776
CFC/Power Supply	5,000	1,333	-	-
RTFC	6,754	5,322	-	-
Total impaired loans	$289,645	$501,275	$13,087	$4,776

Non-performing and Restructured Loans
Interest income was reduced as a result of holding loans on non-accrual status as follows:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Non-performing loans	$373	$388	$780	$805
Restructured loans	-	1,384	-	6,714
Total	$373	$1,772	$780	$7,519

At November 30, 2012 and May 31, 2012, non-performing loans included $43 million, or 0.2 percent, of loans outstanding and $41 million or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower filed a disclosure statement and draft plan of reorganization on November 27, 2012. The disclosure statement and draft plan are subject to certain changes and approval of the bankruptcy court, which is expected to occur in January 2013. In the other bankruptcy case, the borrower has until February 15, 2013 to file a disclosure statement and a Chapter 11 plan. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either or both of these companies.

At November 30, 2012 and May 31, 2012, we had restructured loans totaling $40 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $8 million and $13 million of interest income was accrued on restructured loans during the three and six months ended November 30, 2012, respectively, compared with $4 million and $5 million of interest income in the prior-year periods, respectively. One of the restructured loans totaling $40 million at November 30, 2012 and May 31, 2012, has been on accrual status since the time of restructuring. The other restructured loan totaling $416 million at May 31, 2012, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a buyout option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid off early by the borrower on September 13, 2012.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at November 30, 2012.

Pledging of Loans and Loans on Deposit
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see Note 5, Short-Term Debt and Credit Arrangements and Note 6, Long-Term Debt).

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,839,885	$5,833,475
RUS guaranteed loans qualifying as permitted investments	167,953	170,024
Total pledged collateral	$6,007,838	$6,003,499
Collateral trust bonds outstanding	4,979,372	4,850,000

1994 indenture
Distribution system mortgage notes	$1,724,015	$1,574,823
Collateral trust bonds outstanding	1,465,000	1,470,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,579,274	$1,379,989
Notes payable outstanding	1,298,506	1,165,100

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$24,605	$25,640
Cash	7,218	7,669
Total pledged collateral	$31,823	$33,309
Notes payable outstanding	21,545	23,487

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (see Note 6, Long-Term Debt).

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,053,511	$3,814,311
Notes payable outstanding	3,674,000	3,419,000

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At November 30, 2012 all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the six months ended November 30, 2012
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2012	$201,558	$21,918	$223,476
Results of operations:
Operating loss	(5,327)	(171)	(5,498)
Impairment	-	(176)	(176)
Cash investments	28,001	-	28,001
Balance as of November 30, 2012	$224,232	$21,571	$245,803

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,009,898	$1,404,901
Commercial paper sold directly to members, at par (1)	1,408,371	997,778
Commercial paper sold directly to non-members, at par (1)	39,828	70,479
Select notes	51,852	-
Daily liquidity fund notes sold directly to members	656,701	478,406
Bank bid notes	295,000	295,000
Subtotal short-term debt	3,461,650	3,246,564

Long-term debt maturing within one year:
Medium-term notes sold through dealers	630,262	232,830
Medium-term notes sold to members	396,806	409,961
Secured collateral trust bonds	1,204,783	254,962
Member subordinated certificates	15,080	16,710
Secured notes payable	336,872	327,006
Unsecured notes payable	5,408	5,401
Total long-term debt maturing within one year	2,589,211	1,246,870
Total short-term debt	$6,050,861	$4,493,434
(1) Backup liquidity provided by bank lines of credit.

Revolving Credit Agreements
At November 30, 2012 and May 31, 2012, we had $2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at November 30, 2012, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2012	May 31, 2012	November 30, 2012	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	883,875	1,000	1,000	October 21, 2015	10 basis points
Five-year agreement	831,387	834,875	3,488	-	October 21, 2016	10 basis points
Total	$2,840,262	$2,843,750	$4,488	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2012	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.19	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.96	5.97
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

At November 30, 2012 and May 31, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,295,252	$1,692,605
Medium-term notes sold to members	156,403	89,261
Subtotal	1,451,655	1,781,866
Unamortized discount	(634)	(971)
Total unsecured medium-term notes	1,451,021	1,780,895

Unsecured notes payable	3,712,982	3,457,982
Unamortized discount	(1,011)	(1,093)
Total unsecured notes payable	3,711,971	3,456,889
Total unsecured long-term debt	5,162,992	5,237,784

Secured long-term debt:
Collateral trust bonds	5,239,372	6,065,000
Unamortized discount	(184,070)	(12,398)
Total secured collateral trust bonds	5,055,302	6,052,602
Secured notes payable	983,178	861,581
Total secured long-term debt	6,038,480	6,914,183
Total long-term debt	$11,201,472	$12,151,967

At November 30, 2012 and May 31, 2012, we had unsecured notes payable totaling $3,674 million and $3,419 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which provides guarantees to the Federal Financing Bank. During the six months ended November 30, 2012, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank. In the aggregate at November 30, 2012, we had up to $325 million available under committed loan facilities from the Federal Financing Bank as part of this program.

At November 30, 2012 and May 31, 2012, secured notes payable include $1,299 million and $1,165 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. All note purchase agreements previously entered into with the Federal Agricultural Mortgage Corporation were consolidated into one agreement in March 2011. Under the terms of the March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. In November 2012, we issued notes totaling $133 million under the agreement with the Federal Agricultural Mortgage Corporation.

In September 2012, CFC commenced an offer to exchange a portion of its outstanding 8 percent medium-term notes, Series C, due 2032 for consideration of collateral trust bonds due 2032 and cash. On October 10, 2012, following the expiration of the offering period, CFC announced that it had accepted $340 million aggregate principal amount of medium-term notes for exchange. At settlement, on October 16, 2012, holders whose medium-term notes were accepted for exchange received $379 million aggregate principal amount of 4.023 percent collateral trust bonds due 2032 and $134 million in cash.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(8)          Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk. The following table shows the notional amounts outstanding and the weighted average interest rate paid and received for our interest rate swaps by type:

	November 30, 2012			May 31, 2012
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,790,832	3.62%	0.30%	$5,275,553	3.78%	0.45%
Pay variable-receive fixed	3,500,440	1.12	4.75	3,720,440	1.29	4.68
Total interest rate swaps	$9,291,272	2.68	1.98	$8,995,993	2.75	2.20

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

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Derivative cash settlements	$(15,456)	$(982)	$(29,319)	$(814)
Derivative forward value	11,690	(46,771)	961	(158,510)
Derivative losses	$(3,766)	$(47,753)	$(28,358)	$(159,324)

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At November 30, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2012, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At November 30, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(157)	$-	$(157)
fall below Baa1/BBB+ (1)	6,890,779	(290,678)	38,257	(252,421)
Total	$6,893,779	$(290,835)	$38,257	$(252,578)
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

In addition to the rating triggers listed above, at November 30, 2012 we had a total notional amount of $650 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $16 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2012 was $299 million.

(9)          Equity

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

(10)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Total by type:
Long-term tax-exempt bonds	$555,960	$573,110
Indemnifications of tax benefit transfers	2,419	49,771
Letters of credit	452,373	504,920
Other guarantees	116,916	121,529
Total	$1,127,668	$1,249,330

Total by member class:
CFC:
Distribution	$269,610	$340,385
Power supply	816,296	854,444
Statewide and associate	6,514	7,202
CFC total	1,092,420	1,202,031
RTFC	4,738	1,026
NCSC	30,510	46,273
Total	$1,127,668	$1,249,330

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At November 30, 2012, our maximum potential exposure for the $75 million of fixed-rate tax-exempt bonds is $125 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $481 million and $498 million as of November 30, 2012 and May 31, 2012, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $185 million is secured at November 30, 2012. At November 30, 2012, and May 31, 2012, the letters of credit include $125 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2012, we may be required to issue up to an additional $837 million in letters of credit to third parties for the benefit of our members. Of this amount, $649 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of the borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $496 million at November 30, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letter of credit facilities of $341 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $118 million, all of which is unsecured.

At November 30, 2012 and May 31, 2012, we had $384 million and $385 million of guarantees, representing 34 percent and 31 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees in the chart above, at November 30, 2012, we are the liquidity provider for a total of $606 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the six months ended November 30, 2012, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability
At November 30, 2012 and May 31, 2012, we recorded a guarantee liability of $27 million and $29 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at November 30, 2012 and May 31, 2012 was $6 million for both periods, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $21 million and $23 million at November 30, 2012 and May 31, 2012, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

As of and for the six months ended November 30,
(dollar amounts in thousands)	2012
Beginning balance as of May 31, 2012	$28,663
Net change in non-contingent liability	(1,584)
Recovery of contingent guarantee liability	(101)
Ending balance as of November 30, 2012	$26,978

Liability as a percentage of total guarantees	2.39%

(11)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at November 30, 2012 and May 31, 2012 consisted of investments in common stock, derivative instruments, and collateral-dependent non-performing loans.

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

At November 30, 2012 and May 31, 2012, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	November 30, 2012		May 31, 2012
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$273,480	$-	$296,036
Derivative liabilities	-	630,919	-	654,125
Investments in common stock	2,354	-	1,467	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At November 30, 2012 and May 31, 2012, we measured certain collateral-dependent non-performing loans at fair value. In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The approaches used by both our internal staff and third party specialists include the discounted cash flow, market multiple and replacement cost methods. The material inputs used in estimating the fair value of such collateral, by both internal staff and third party specialists, are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

For assets measured at fair value on a non-recurring basis at November 30, 2012 and May 31, 2012 that are classified as Level 3 within the fair value hierarchy, any increase or decrease to significant unobservable inputs used in the determination of fair value, will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company.

Assets measured at fair value on a non-recurring basis at November 30, 2012 and May 31, 2012 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at November 30, 2012 and May 31, 2012 and the total losses for the three and six months ended November 30, 2012 and 2011:

	Level 3 Fair Value		Total losses for the three months ended November 30,		Total losses for the six months ended November 30,
(dollar amounts in thousands)	November 30, 2012	May 31, 2012	2012	2011	2012	2011
Non-performing loans,
net of specific reserves	$21,156	$16,517	$-	$(167)	$-	$(2,220)

(12)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	November 30, 2012		May 31, 2012
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$439,183	$439,183	$191,167	$191,167
Restricted cash	8,649	8,649	7,694	7,694
Investments	309,932	309,932	59,045	59,045
Loans to members, net	18,956,470	20,564,234	18,776,286	20,405,353
Debt service reserve funds	39,803	39,803	39,803	39,803
Derivative instruments	273,480	273,480	296,036	296,036

Liabilities:
Short-term debt	6,050,861	6,084,603	4,493,434	4,498,565
Long-term debt	11,201,472	13,011,698	12,151,967	13,936,540
Guarantee liability	26,978	29,818	28,663	31,518
Derivative instruments	630,919	630,919	654,125	654,125
Subordinated deferrable debt	186,440	188,227	186,440	187,335
Members’ subordinated certificates	1,772,207	1,928,999	1,722,744	1,880,558

Off-balance sheet instruments:
Commitments	-	-	-	-

See Note 11, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider relevant and observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at November 30, 2012 and May 31, 2012.

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

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Series A common stock. The Series A common stock is classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock is classified within Level 1 of the fair value hierarchy.

Our investments also include investments in Federal Agricultural Mortgage Corporation Series C non-voting, cumulative preferred stock purchased based on a percentage of debt issued under note purchase agreements. The note purchase agreements have since been amended so that we may be required to purchase additional Series C preferred stock based on the terms and circumstances at the time of each advance. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value as the preferred stock securities do not meet the definition of marketable securities and the stock is callable at par. These securities carry with it a netting provision against our debt held by Federal Agricultural Mortgage Corporation in case of non-payment, therefore transferability of these securities is unlikely. The preferred stock is classified within Level 3 of the fair value hierarchy.

Our investments also include a deposit that we made with a financial institution in an interest bearing account with a maturity of less than one year as of the reporting date. This deposit is valued at the carrying value, which approximates fair value. It is classified within Level 1 of the fair value hierarchy.

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

(13)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the six months ended November 31, 2012 and 2011 and condensed consolidated balance sheets at November 30, 2012 and 2011.

	For the six months ended November 30, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$473,682	$28,333	$(20,300)	$481,715
Interest expense	(350,034)	(21,163)	20,300	(350,897)
Net interest income	123,648	7,170	-	130,818

Provision for loan losses	(5,305)	-	-	(5,305)
Net interest income after provision for loan losses	118,343	7,170	-	125,513

Non-interest income:
Fee and other income	22,533	686	(454)	22,765
Derivative losses	(26,436)	(1,922)	-	(28,358)
Results of operations from foreclosed assets	(5,674)	-	-	(5,674)
Total non-interest income	(9,577)	(1,236)	(454)	(11,267)

Non-interest expense:
General and administrative expenses	(32,297)	(4,778)	454	(36,621)
Recovery of guarantee liability	101	-	-	101
Other	(4,547)	-	-	(4,547)
Total non-interest expense	(36,743)	(4,778)	454	(41,067)

Income prior to income taxes	72,023	1,156	-	73,179
Income tax expense	-	(452)	-	(452)
Net income	$72,023	$704	$-	$72,727

Assets:
Total loans outstanding	$19,064,837	$1,230,471	$(1,198,134)	$19,097,174
Deferred origination costs	8,033	-	-	8,033
Less: Allowance for loan losses	(148,737)	-	-	(148,737)
Loans to members, net	18,924,133	1,230,471	(1,198,134)	18,956,470
Other assets	1,623,931	153,837	(123,844)	1,653,924
Total assets	$20,548,064	$1,384,308	$(1,321,978)	$20,610,394

	For the six months ended November 30, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$475,194	$36,453	$(26,642)	$485,005
Interest expense	(396,011)	(27,359)	26,646	(396,724)
Net interest income	79,183	9,094	4	88,281

Recovery of loan losses	12,125	-	-	12,125
Net interest income after recovery of loan losses	91,308	9,094	4	100,406

Non-interest income:
Fee and other income	9,146	431	(868)	8,709
Derivative losses	(149,471)	(9,853)	-	(159,324)
Results of operations from foreclosed assets	(16,466)	-	-	(16,466)
Total non-interest income	(156,791)	(9,422)	(868)	(167,081)

Non-interest expense:
General and administrative expenses	(29,042)	(4,419)	380	(33,081)
Recovery of guarantee liability	72	-	-	72
Loss on early extinguishment of debt	(15,525)	-	-	(15,525)
Other	(815)	(484)	484	(815)
Total non-interest expense	(45,310)	(4,903)	864	(49,349)

Loss prior to income taxes	(110,793)	(5,231)	-	(116,024)
Income tax benefit	-	2,108	-	2,108
Net loss	$(110,793)	$(3,123)	$-	$(113,916)

Assets:
Total loans outstanding	$18,279,036	$1,187,321	$(1,151,764)	$18,314,593
Deferred origination costs	7,050	-	-	7,050
Less: Allowance for loan losses	(149,158)	-	-	(149,158)
Loans to members, net	18,136,928	1,187,321	(1,151,764)	18,172,485
Other assets	1,590,928	180,532	(151,607)	1,619,853
Total assets	$19,727,856	$1,367,853	$(1,303,371)	$19,792,338

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended November 30, 2012 and 2011.

	For the three months ended November 30, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$237,711	$13,946	$(10,027)	$241,630
Interest expense	(173,870)	(10,458)	10,027	(174,301)
Net interest income	63,841	3,488	-	67,329

Recovery of loan losses	3,817	-	-	3,817
Net interest income after recovery of loan losses	67,658	3,488	-	71,146

Non-interest income:
Fee and other income	17,741	292	(226)	17,807
Derivative losses	(3,391)	(375)	-	(3,766)
Results of operations from foreclosed assets	(909)	-	-	(909)
Total non-interest income	13,441	(83)	(226)	13,132

Non-interest expense:
General and administrative expenses	(17,425)	(2,252)	226	(19,451)
Recovery of guarantee liability	92	-	-	92
Other	(4,384)	-	-	(4,384)
Total non-interest expense	(21,717)	(2,252)	226	(23,743)

Income prior to income taxes	59,382	1,153	-	60,535
Income tax expense	-	(454)	-	(454)
Net income	$59,382	$699	$-	$60,081

	For the three months ended November 30, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$234,001	$17,106	$(13,352)	$237,755
Interest expense	(194,418)	(13,615)	13,353	(194,680)
Net interest income	39,583	3,491	1	43,075

Recovery of loan losses	2,995	-	-	2,995
Net interest income after recovery of loan losses	42,578	3,491	1	46,070

Non-interest income:
Fee and other income	3,964	213	(191)	3,986
Derivative losses	(45,133)	(2,620)	-	(47,753)
Results of operations from foreclosed assets	(6,648)	-	-	(6,648)
Total non-interest income	(47,817)	(2,407)	(191)	(50,415)

Non-interest expense:
General and administrative expenses	(14,858)	(2,024)	190	(16,692)
Recovery of guarantee liability	12	-	-	12
Loss on early extinguishment of debt	(6,258)	-	-	(6,258)
Other	(418)	-	-	(418)
Total non-interest expense	(21,522)	(2,024)	190	(23,356)

Loss prior to income taxes	(26,761)	(940)	-	(27,701)
Income tax benefit	-	407	-	407
Net loss	$(26,761)	$(533)	$-	$(27,294)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Lending Activity
Loans outstanding increased by $185 million or 1 percent during the six months ended November 30, 2012 primarily due an increase of $312 million in CFC power supply loans and an increase of $99 million in NCSC loans partly offset by a decrease of $191 million in CFC distribution loans during the first half of fiscal year 2013. The decrease in CFC distribution loans was driven by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the six months ended November 30, 2012, $693 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $543 million selected a new long-term fixed rate; $104 million selected a long-term variable rate; $18 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $28 million were repaid in full.

Funding Activity
During the six months ended November 30, 2012, total debt outstanding increased by $656 million primarily due to the $185 million increase in loans outstanding and $499 million increase in cash and investments. At November 30, 2012 and May 31, 2012, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 18 percent and 17 percent, respectively, of total debt outstanding. At November 30, 2012 and May 31, 2012, collateral trust bonds represented 33 percent and 34 percent, respectively, of total debt outstanding, while medium-term notes represented 13 percent of total debt outstanding for both periods. We were able to maintain the same utilization of short-term debt, while replacing higher cost maturing medium-term notes with new issuances of lower cost medium-term notes, collateral trust bonds and notes payable issued under our Guaranteed Underwriter program.

Financial Results
For the six months ended November 30, 2012 and 2011, we reported net income of $73 million and net loss of $114 million, respectively, and TIER of 1.21 and less than 1.00, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the six months ended November 30, 2012 and 2011, our adjusted net income was $72 million and $45 million, respectively, and adjusted TIER was 1.19 and 1.11, respectively.

The increase to our adjusted net income for the six months ended November 30, 2012 as compared with the prior-year period was driven by the increase of $14 million to adjusted net interest income, which is due to the reduction to adjusted interest expense, the increase of $14 million to fee and other income, which is primarily due to the $13 million prepayment fee received on a capital expenditures loan in September 2012, and a decrease of $16 million to the expense for early debt redemption, as we redeemed a total of $500 million of medium-term notes in August 2011 and October 2011, at a premium and had no such early redemption during the six months ended November 30, 2012. These factors are partially offset by the increase of $17 million to the loan loss provision, primarily as a result of an increase to loans outstanding during the period.

At November 30, 2012, our debt-to-equity ratio decreased to 38.02 to-1 compared with 39.65-to-1 at May 31, 2012. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.04-to-1 at November 30, 2012 compared with 6.01-to-1 at May 31, 2012 primarily due to an increase in our adjusted liabilities that was greater than the increase in adjusted equity.

Outlook for the Next 12 Months
We expect the amount of long-term loan repayments to slightly exceed the amount of long-term loan advances over the next 12 months. We anticipate a slight increase to core earnings over the next 12 months due to savings associated with the debt exchange completed in October 2012 and the continued use of short-term funding options which are sufficient to offset the decrease to long-term variable and line-of-credit interest rates that we charge to our members. We expect to continue to make investments in liquid interest bearing accounts as an additional source of liquidity resulting in an increase to cash and investments.

We have $2,589 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At November 30, 2012, we had $439 million in cash and cash equivalents, up to $325 million available under committed loan facilities from the Federal Financing Bank, $2,840 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,601 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. We closed the loan facility in December 2012. As a result, we will have an additional $424 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $3,462 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature through May 31, 2013, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio within a range of 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three and six months ended November 30, 2012 and 2011.

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	Change	2012	2011	Change
Interest income	$241,630	$237,755	$3,875	$481,715	$485,005	$(3,290)
Interest expense	(174,301)	(194,680)	20,379	(350,897)	(396,724)	45,827
Net interest income	67,329	43,075	24,254	130,818	88,281	42,537
Recovery of (provision for) loan losses	3,817	2,995	822	(5,305)	12,125	(17,430)
Net interest income after recovery of (provision for) loan losses
	71,146	46,070	25,076	125,513	100,406	25,107

Non-interest income:
Fee and other income	17,807	3,986	13,821	22,765	8,709	14,056
Derivative losses	(3,766)	(47,753)	43,987	(28,358)	(159,324)	130,966
Results of operations from foreclosed assets	(909)	(6,648)	5,739	(5,674)	(16,466)	10,792
Total non-interest income	13,132	(50,415)	63,547	(11,267)	(167,081)	155,814

Non-interest expense:
Salaries and employee benefits	(10,148)	(9,833)	(315)	(20,553)	(20,232)	(321)
Other general and administrative expenses	(9,303)	(6,859)	(2,444)	(16,068)	(12,849)	(3,219)
Recovery of guarantee liability	92	12	80	101	72	29
Loss on early extinguishment of debt	-	(6,258)	6,258	-	(15,525)	15,525
Other	(4,384)	(418)	(3,966)	(4,547)	(815)	(3,732)
Total non-interest expense	(23,743)	(23,356)	(387)	(41,067)	(49,349)	8,282

Income (loss) prior to income taxes	60,535	(27,701)	88,236	73,179	(116,024)	189,203

Income tax (expense) benefit	(454)	407	(861)	(452)	2,108	(2,560)
Net income (loss)	60,081	(27,294)	87,375	72,727	(113,916)	186,643
Less: Net (income) loss attributable to
noncontrolling interest	(699)	533	(1,232)	(704)	3,123	(3,827)
Net income (loss) attributable to CFC	$59,382	$(26,761)	$86,143	$72,023	$(110,793)	$182,816
Adjusted net income	$48,391	$19,477	$28,914	$71,766	$44,594	$27,172
Adjusted interest expense	$(189,757)	$(195,662)	$5,905	$(380,216)	$(397,538)	$17,322

TIER (1)	1.34	-		1.21	-
Adjusted TIER (2)	1.26	1.10		1.19	1.11
(1) For the three and six months ended November 30, 2011 we reported a net loss of $27 million and $114 million, respectively; therefore, the TIER calculation for that period results in a value below 1.00.
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

	Average balances and interest rates – Assets

	For the three months ended November 30,
	2012	2011	2012	2011	2012	2011
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$17,138,897	$16,372,866	$218,247	$219,841	5.11%	5.39%
Long-term variable-rate loans	642,677	572,130	4,893	4,655	3.05	3.26
Line of credit loans	1,163,508	1,009,431	7,413	6,738	2.56	2.68
Restructured loans (2)	92,944	462,246	7,625	4,084	32.91	3.54
Non-performing loans	47,747	41,853	-	-	-	-
Total	19,085,773	18,458,526	238,178	235,318	5.01	5.11
Investments	356,532	315,209	1,576	853	1.77	1.09
Fee income (1)	-	-	1,876	1,584	-	-
Total	$19,442,305	$18,773,735	$241,630	$237,755	4.98	5.08

	Average balances and interest rates – Assets

	For the six months ended November 30,
	2012	2011	2012	2011	2012	2011
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$16,967,005	$16,472,695	$436,187	$445,187	5.13%	5.39%
Long-term variable-rate loans	692,218	625,487	10,918	12,907	3.15	4.12
Line of credit loans	1,156,766	1,101,760	15,105	16,364	2.60	2.96
Restructured loans (2)	274,565	465,890	13,087	4,776	9.51	2.04
Non-performing loans	48,105	37,843	-	-	-	-
Total	19,138,659	18,703,675	475,297	479,234	4.95	5.11
Investments	391,837	397,024	2,514	1,781	1.28	0.89
Fee income (1)	-	-	3,904	3,990	-	-
Total	$19,530,496	$19,100,699	$481,715	$485,005	4.92	5.06
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.
(2) On September 13, 2012, we received a prepayment from one of our borrowers, with $414 million applied to the restructured loan balance, as well as applicable interest due on the restructured loan.

	Analysis of changes in interest income

	For the three months ended November 30, 2012 vs. 2011			For the six months ended November 30, 2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$10,286	$(11,880)	$(1,594)	$13,359	$(22,359)	$(9,000)
Long-term variable-rate loans	574	(336)	238	1,377	(3,366)	(1,989)
Line of credit loans	1,028	(353)	675	817	(2,076)	(1,259)
Restructured loans	(3,263)	6,804	3,541	(1,961)	10,272	8,311
Non-performing loans	-	-	-	-	-	-
Total interest income on loans	8,625	(5,765)	2,860	13,592	(17,529)	(3,937)
Investments	112	611	723	(23)	756	733
Fee income	-	292	292	-	(86)	(86)
Total interest income	$8,737	$(4,862)	$3,875	$13,569	$(16,859)	$(3,290)
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

During the three months ended November 30, 2012, interest income increased by 2 percent compared with the prior-year period primarily due to the 3 percent increase in average loan balances partially offset by the 10 basis points decrease in the average rate on loans. During the six months ended November 30, 2012, interest income decreased by 1 percent primarily due to the 16 basis points decrease in the average rate on loans partially offset by a 2 percent increase in average loan balances.

As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. During the three and six months ended November 30, 2012, there was a reduction in the rates we had to pay for funding in the capital markets as compared with the prior-year periods. As a result, the average long-term fixed interest rates we offered on electric loans for the three and six months ended November 30, 2012 decreased 42 basis points and 77 basis points, respectively, compared with the prior-year periods. During the six months ended November 30, 2012, $693 million of long-term fixed-rate loans were scheduled to reprice and the borrowers of $543 million of these loans selected a new long-term fixed rate, which was on average lower than the rate prior to the repricing. In addition, the loans advanced to repay obligations of other lenders were done so at rates lower than the average rate for long-term fixed-rate loans at the prior-year period-end. Thus, there was a reduction of 28 basis points and 26 basis points in the weighted-average rate received on our long-term fixed-rate loan portfolio during the three and six months ended November 30, 2012, respectively, compared with the prior-year periods. The decrease to the yields earned on long-term variable-rate loans and line of credit loans was due to a reduction to the standard rates we charged for such loans on October 1, 2012. The reduction to interest income due to rates was offset slightly by placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid in full in September 2012. Placing this loan on accrual status resulted in an increase of $7 million and $12 million to interest income and, therefore, a higher average rate on restructured loans for the three and six months ended November 30, 2012, respectively, as compared with the prior-year periods.

The increase in average loan balances for the three and six months ended November 30, 2012 compared with the prior-year periods is driven primarily by increases in long-term fixed rate and long-term variable rate loan balances due to advances to CFC and NCSC borrowers to refinance debt from other lenders.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Electric	$267	$1,654	$565	$7,361
Telecommunications	106	118	215	158
Total	$373	$1,772	$780	$7,519

The decrease in interest foregone for electric loans was due to placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid off in September 2012.

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

	Average balances and interest rates – Liabilities

	For the three months ended November 30,
	2012	2011	2012	2011	2012	2011
	Average volume		Interest expense		Average cost
(dollar amounts in thousands)
Short-term debt (1) (2)	$3,394,771	$2,876,946	$(1,697)	$(1,391)	(0.20)%	(0.19)%
Medium-term notes (1)	2,623,679	3,277,260	(24,833)	(47,733)	(3.80)	(5.84)
Collateral trust bonds (1)	6,222,897	5,538,310	(82,271)	(77,346)	(5.30)	(5.60)
Subordinated deferrable debt (1)	181,058	180,955	(2,807)	(2,807)	(6.22)	(6.22)
Subordinated certificates (1)	1,728,603	1,713,121	(20,528)	(20,075)	(4.76)	(4.70)
Long-term notes payable (1)	4,881,191	4,395,487	(37,915)	(39,071)	(3.12)	(3.57)
Total	19,032,199	17,982,079	(170,051)	(188,423)	(3.58)	(4.20)
Debt issuance costs (3)	-	-	(1,905)	(2,380)	-	-
Fee expense (4)	-	-	(2,345)	(3,877)	-	-
Total	$19,032,199	$17,982,079	$(174,301)	$(194,680)	(3.67)	(4.34)

Derivative cash settlements (5)	$9,252,825	$10,532,463	$(15,456)	$(982)	(0.67)%	(0.04)%
Adjusted interest expense (6)	19,032,199	17,982,079	(189,757)	(195,662)	(4.00)	(4.36)

	Average balances and interest rates – Liabilities

	For the six months ended November 30,
	2012	2011	2012	2011	2012	2011
	Average volume		Interest expense		Average cost
(dollar amounts in thousands)
Short-term debt (1) (2)	$3,357,570	$2,804,435	$(3,316)	$(3,160)	(0.20)%	(0.22)%
Medium-term notes (1)	2,573,378	3,441,788	(52,716)	(101,574)	(4.09)	(5.89)
Collateral trust bonds (1)	6,276,068	5,538,274	(163,710)	(154,618)	(5.20)	(5.57)
Subordinated deferrable debt (1)	181,001	180,949	(5,613)	(5,613)	(6.19)	(6.19)
Subordinated certificates (1)	1,714,449	1,746,512	(40,882)	(38,376)	(4.76)	(4.38)
Long-term notes payable (1)	4,780,003	4,478,344	(76,311)	(78,898)	(3.18)	(3.51)
Total	18,882,469	18,190,302	(342,548)	(382,239)	(3.62)	(4.19)
Debt issuance costs (3)	-	-	(3,842)	(7,505)	-	-
Fee expense (4)	-	-	(4,507)	(6,980)	-	-
Total	$18,882,469	$18,190,302	$(350,897)	$(396,724)	(3.71)	(4.35)

Derivative cash settlements (5)	$9,306,967	$10,757,943	$(29,319)	$(814)	(0.63)%	(0.02)%
Adjusted interest expense (6)	18,882,469	18,190,302	(380,216)	(397,538)	(4.02)	(4.36)
(1) Interest expense includes the amortization of discounts on debt.
(2) Average volume includes commercial paper, daily liquidity fund, bank bid notes and select notes.
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

	Analysis of changes in interest expense

	For the three months ended November 30, 2012 vs. 2011			For the six months ended November 30, 2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Short-term debt	$(250)	$(56)	$(306)	$(623)	$467	$(156)
Medium-term notes	9,519	13,381	22,900	25,629	23,229	48,858
Collateral trust bonds	(9,561)	4,636	(4,925)	(20,598)	11,506	(9,092)
Subordinated deferrable debt	(2)	2	-	(2)	2	-
Subordinated certificates	(181)	(272)	(453)	705	(3,211)	(2,506)
Long-term notes payable	(4,317)	5,473	1,156	(5,315)	7,902	2,587
Total interest expense on debt	(4,792)	23,164	18,372	(204)	39,895	39,691
Debt issuance costs	-	475	475	-	3,663	3,663
Fee expense	-	1,532	1,532	-	2,473	2,473
Total interest expense	$(4,792)	$25,171	$20,379	$(204)	$46,031	$45,827

Derivative cash settlements (4)	$119	$(14,593)	$(14,474)	$110	$(28,615)	$(28,505)
Adjusted interest expense (5)	(4,673)	10,578	5,905	(94)	17,416	17,322
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

During the three and six months ended November 30, 2012, interest expense decreased by 10 percent and 12 percent, respectively, compared with the prior-year periods primarily due to the 67 basis points and 64 basis points reduction in the total cost of debt. The lower average cost of debt was due to the lower cost of issuing new debt in the capital markets, commercial paper and daily liquidity fund, and the refinancing of $1,500 million of higher cost medium-term notes with a mix of commercial paper and lower cost collateral trust bonds during fiscal year 2012. This resulted in a higher utilization of commercial paper which decreased in cost by 2 basis points, or 9 percent, for the six months ended November 30, 2012, as compared with the prior-year period. Commercial paper is our lowest cost debt instrument, with an average cost of 20 basis points during the six months ended November 30, 2012.

The items described above and the change in the funding mix of debt outstanding contributed to the decrease in our interest expense as of November 30, 2012 as compared with the prior-year. Our utilization of short-term debt increased from 16 percent and 15 percent of total debt during the three and six months ended November 30, 2011, respectively, to 18 percent of total debt during the three and six months ended November 30, 2012, respectively, while the weighted average rate paid for these instruments decreased slightly. Our utilization of collateral trust bond funding increased from 31 percent and 30 percent of total debt during the three and six months ended November 30, 2011, respectively, to 33 percent during the three and six months ended November 30, 2012, while the weighted average rate paid for our collateral trust bond funding decreased by 30 basis points and 37 basis points for the three and six month ended November 30, 2012, respectively, as compared to the prior-year periods. Our utilization of medium-term note funding decreased from 18 percent and 19 percent of total debt during the three and six months ended November 30, 2011, respectively, to 14 percent during the three and six month ended November 30, 2012, due to the maturity of $1,500 million of 7.25 percent medium-term notes. The weighted average rate paid on our medium-term note funding decreased by 204 basis points and 180 basis points for the three and six month ended November 30, 2012, respectively, compared to the prior-year periods.

The adjusted interest expense, which includes all derivative cash settlements, was $190 million and $380 million for the three and six months ended November 30, 2012, respectively, compared with $196 million and $398 million for the three and six months ended November 30, 2011. The decrease in adjusted interest expense during the three and six months ended November 30, 2012 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the three and six months ended November 31, 2012. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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
	Average interest rates – Assets and Liabilities

	For the three months ended November 30,
	2012	2011	2012	2011
(dollar amounts in thousands)
Total interest income	$241,630	$237,755	4.98%	5.08%
Total interest expense	(174,301)	(194,680	(3.67)	(4.34)
Net interest income/Net yield	$67,329	$43,075	1.31%	0.74%
Derivative cash settlements	(15,456)	(982	(0.67)	(0.04)
Adjusted net interest income/Adjusted net yield (1)	$51,873	$42,093

	Average interest rates – Assets and Liabilities

	For the six months ended November 30,
	2012	2011	2012	2011
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$481,715	$485,005	4.92%	5.06%
Total interest expense	(350,897)	(396,724)	(3.71)	(4.35)
Net interest income/Net yield	$130,818	$88,281	1.21%	0.71%
Derivative cash settlements	(29,319)	(814)	(0.63)	(0.02)
Adjusted net interest income/Adjusted net yield (1)	$101,499	$87,467	0.90	0.70
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended November 30, 2012 vs. 2011			For the six months ended November 30, 2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$3,945	$20,309	$24,254	$13,365	$29,172	$42,537
Increase in adjusted net interest income	4,064	5,716	9,780	13,475	557	14,032
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

Net interest income for the three and six months ended November 30, 2012, increased 56 percent and 48 percent, respectively, compared with the prior-year periods, primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense during the first half of fiscal year 2013 was our refinancing of maturing term debt with lower cost debt during fiscal years 2012 and 2013. We maintained a higher average balance of collateral trust bonds and commercial paper, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of medium-term notes during the three and six months ended November 30, 2012 compared with the prior-year periods.

Adjusted net interest income increased 23 percent and 16 percent, respectively, for the three and six months ended November 30, 2012 compared with the prior-year periods primarily due to the reduction to interest expense that exceeded the decrease in interest income, partially offset by higher derivative cash settlements expense compared with the prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of (Provision for) Loan Losses
The loan loss recovery of $4 million during the three months ended November 30, 2012 was primarily due to the reduction of $3 million in the allowance held for impaired loans. The provision for loan losses during the six months ended November 30, 2012 of $5 million was due to the increase in the allowance held for the general loan portfolio of $4 million and an increase in the allowance held for large loan exposures of $5 million, partially offset by the reduction of $4 million to the allowance held for impaired loans. The increase in the loan loss allowance for the six months ended November 30, 2012 was driven primarily by the overall increase in the balance of loans outstanding and a slight deterioration in certain borrowers’ internal risk ratings.

Non-interest Income
Non-interest income increased by $64 million and $156 million, respectively, for the three and six months ended November 30, 2012 compared with the prior-year periods primarily due to the decrease in derivative losses of $44 million and $131 million, respectively, the decrease in losses from operations of foreclosed assets of $6 million and $11 million, respectively, and the increase in fee income of $14 million for both periods. The increase in fee income was due to a $13 million prepayment fee received on a capital expenditures loan in September 2012.

The derivative losses line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	Net Change	2012	2011	Net Change
Derivative cash settlements	$(15,456)	$(982)	$(14,474)	$(29,319)	$(814)	$(28,505)
Derivative forward value	11,690	(46,771)	58,461	961	(158,510)	159,471
Derivative losses	$(3,766)	$(47,753)	$43,987	$(28,358)	$(159,324)	$130,966

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended November 30,
	2012			2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,752,385	3.63%	0.37%	$5,566,188	3.99%	0.34%
Pay variable-receive fixed	3,500,440	1.19	4.72	4,966,275	1.26	5.30
Total	$9,252,825	2.69	2.03	$10,532,463	2.69	2.70

	For the six months ended November 30,
	2012			2011
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,651,883	3.66%	0.41%	$5,597,760	4.02%	0.30%
Pay variable-receive fixed	3,655,084	1.23	4.67	5,160,183	1.21	5.26
Total	$9,306,967	2.71	2.08	$10,757,943	2.67	2.68

During the three and six months ended November 30, 2012, the weighted-average rate we paid on our interest rate swap agreements was 66 basis points and 63 basis points, respectively, higher than the weighted-average rate we received, whereas the weighted-average rate we paid on our interest rate swap agreements was 1 basis point lower that the weighted-average rate we received during the prior-year periods. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $1,800 million of pay variable-receive fixed interest rate swaps that matured since November 30, 2011.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and six months ended November 30, 2012 increased by $58 million and $159 million, respectively, compared with the prior-year periods.

For the three months ended November 30, 2012, the derivative forward value gains of $12 million were the result of an increase in the steepness of the estimated yield curve for our swaps of 17 basis points based on market expectations of interest rates. For the six months ended November 30, 2012 the derivative value forward gain of $1 million was due to the increase in the steepness of the estimated yield curve for our swaps of 43 basis points based on market expectations of interest rates. During the six months ended November 30, 2012, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 61 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the six months ended November 30, 2012, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense remained fairly stable for the three months ended November 30, 2012 compared with the prior-year period. The $2 million increase in other general and administrative expenses and the $4 million increase in other expenses were offset by the reduction of $6 million to the loss on early extinguishment of debt recorded during the three months ended November 30, 2011 related to the redemption of $250 million of medium-term notes. Non-interest expense decreased by $8 million during the six months ended November 30, 2012 compared with prior-year period primarily due to the $3 million increase in other general and administrative expenses and the $4 million increase in other expenses offset by a reduction of $16 million to the loss on early extinguishment of debt recorded during the six months ended November 30, 2011 related to the early redemption of $500 million of medium-term. The increase in other general and administrative expenses during the three and six months ended November 30, 2012 is driven by $3 million in transaction costs incurred associated with the debt exchange that closed in October 2012. The increase in other expenses during the three and six months ended November 30, 2012 is due to a payment of $4 million related to the Innovative Communication Corporation bankruptcy. The Chapter 11 trustee for the Innovative Communication Corporation cases proposed a Chapter 11 Plan based upon a $4 million contribution by RTFC. The Plan was accepted by the voting creditors and other interested parties and confirmed by the Court in November 2012 resulting in broad releases of RTFC, CFC, and related parties and affiliates.

Net Income (Loss)
The changes in the items described above resulted in net income of $60 million and $73 million for the three  and six months ended November 30, 2012, respectively, compared with net losses of $27 million and $114 million for the same prior-year periods, respectively. The adjusted net income, which excludes the effect of the derivative forward value, was $48 million and $72 million for the three and six months ended November 30, 2012, respectively, compared with the adjusted net income of $19 million and $45 million, respectively, for the same prior-year periods. Based on the adjusted net income, adjusted TIER was 1.26 and 1.19 for the three and six months ended November 30, 2012, respectively, compared with 1.10 and 1.11 for the same prior-year periods, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income (Loss) Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three and six months ended November 30, 2012 represents $1 million of net income compared with net loss of $1 million and $3 million, respectively, for the prior-year periods. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation. For the three and six months ended November 30, 2012, the fixed-charge coverage ratio was the same as our TIER ratio.

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Net income (loss) prior to cumulative effect of
change in accounting principle	$60,081	$(27,294)	$72,727	$(113,916)
Add: fixed charges	174,301	194,680	350,897	396,795
Less: interest capitalized	-	-	-	(71)
Earnings available for fixed charges	$234,382	$167,386	$423,624	$282,808

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$174,301	$194,680	$350,897	$396,724
Interest capitalized	-	-	-	71
Total fixed charges	$174,301	$194,680	$350,897	$396,795
Ratio of earnings to fixed charges (1)	1.34	-	1.21	-
(1) For the three and six months ended November 30, 2011 earnings were insufficient to cover fixed charges by $27 million and $114 million, respectively and therefore, the ratio for those periods results in a value below zero.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	November 30, 2012		May 31, 2012		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$16,982,140	89%	$16,742,914	89%	$239,226
Long-term variable-rate loans	607,312	3	764,815	4	(157,503)
Loans guaranteed by RUS	213,275	1	219,084	1	(5,809)
Total long-term loans	17,802,727	93	17,726,813	94	75,914
Line of credit loans	1,294,447	7	1,184,929	6	109,518
Total loans	$19,097,174	100%	$18,911,742	100%	$185,432

Loans by member class (1):
CFC:
Distribution	$13,883,982	73%	$14,075,471	74%	$(191,489)
Power supply	3,909,155	20	3,596,820	19	312,335
Statewide and associate	73,566	-	73,606	1	(40)
CFC total	17,866,703	93	17,745,897	94	120,806
RTFC	536,759	3	571,566	3	(34,807)
NCSC	693,712	4	594,279	3	99,433
Total	$19,097,174	100%	$18,911,742	100%	$185,432
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $185 million during the six months ended November 30, 2012 primarily due to an increase of $312 million in CFC power supply loans and an increase of $99 million in NCSC loans, partly offset by a decrease of $191 million in CFC distribution loans during the period. The decrease in CFC distribution loans was driven by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the six months ended November 30, 2012, $693 million of CFC long-term fixed-rate loans were scheduled to reprice. Of this total, $543 million selected a new long-term fixed rate; $104 million selected the long-term variable rate; $18 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $28 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	November 30, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$14,153,592	70%	$14,415,856	72%	$(262,264)
Power supply	4,725,451	23	4,451,264	22	274,187
Statewide and associate	80,080	-	80,808	-	(728)
CFC total	18,959,123	93	18,947,928	94	11,195
RTFC	541,497	3	572,592	3	(31,095)
NCSC	724,222	4	640,552	3	83,670
Total loans and guarantees	$20,224,842	100%	$20,161,072	100%	$63,770

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At November 30, 2012 and May 31, 2012, loans outstanding to members in any one state or territory did not exceed 15 percent and 17 percent, respectively, of total loans outstanding.

At November 30, 2012 and May 31, 2012, the total exposure outstanding to any one borrower or controlled group did not exceed 2.4 percent of total loans and guarantees outstanding. At November 30, 2012, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	November 30, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,871,618	14%	$2,852,364	14%	$19,254
Guarantees	398,149	2	481,706	3	(83,557)
Total credit exposure to 10 largest borrowers	$3,269,767	16%	$3,334,070	17%	$(64,303)

Total by company:
CFC	$3,194,412	16%	$3,314,070	17%	$(119,658)
NCSC	75,355	-	20,000	-	55,355
Total credit exposure to 10 largest borrowers	$3,269,767	16%	$3,334,070	17%	$(64,303)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	November 30, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,768,122	9%	$1,657,543	8%	$110,579
Guarantees	384,531	2	385,165	2	(634)
Total unsecured credit exposure	$2,152,653	11%	$2,042,708	10%	$109,945

Total by company:
CFC	$1,867,463	9%	$1,811,830	9%	$55,633
RTFC	27,113	-	23,507	-	3,606
NCSC	258,077	2	207,371	1	50,706
Total unsecured credit exposure	$2,152,653	11%	$2,042,708	10%	$109,945

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Total loans to members	$19,097,174	$18,911,742
Less: Total secured debt or debt requiring
collateral on deposit	(11,438,423)	(10,927,587)
Excess collateral pledged or on deposit (1)	(1,950,820)	(1,870,675)
Unencumbered loans	$5,707,931	$6,113,480

Unencumbered loans as a percentage of total loans	30%	32%
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

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Non-performing loans (1)	$42,726	$41,213
Percent of loans outstanding	0.22%	0.22%
Percent of loans and guarantees outstanding	0.21	0.20

Restructured loans	$39,717	$455,689
Percent of loans outstanding	0.21%	2.41%
Percent of loans and guarantees outstanding	0.20	2.26

Total non-performing and restructured loans	$82,443	$496,902
Percent of loans outstanding	0.43%	2.63%
Percent of loans and guarantees outstanding	0.41	2.46

Total non-accrual loans	$42,726	$41,213
Percent of loans outstanding	0.22%	0.22%
Percent of loans and guarantees outstanding	0.21	0.20
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At November 30, 2012 and May 31, 2012, non-performing loans included $43 million, or 0.2 percent, of loans outstanding and $41 million, or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower filed a disclosure statement and draft plan of reorganization on November 27, 2012. The proposed disclosure statement and draft plan are subject to certain changes and ultimate approval of the bankruptcy court, which is expected to occur in January 2013. In the other bankruptcy case, the borrower has until February 15, 2013 to file a disclosure statement and a Chapter 11 plan. Two other borrowers in this group are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans as scheduled through maturity. It is currently anticipated that even with the sales of the businesses, there will not be sufficient funds to repay the full respective amount owed. We have approval rights with respect to the sale of either or both of these companies.

At November 30, 2012 and May 31, 2012, we had restructured loans totaling $40 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $8 million and $13 million of interest income was accrued on restructured loans during the three and six months ended November 30, 2012, respectively, compared with $4 million and $5 million of interest income in the prior-year periods, respectively. One of the restructured loans totaling $40 million at November 30, 2012 and May 31, 2012 has been on accrual status since the time of restructuring. The other restructured loan was paid off early by the borrower on September 13, 2012.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at November 30, 2012.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

(dollar amounts in thousands)	As of and for the six months ended November 30, 2012
Balance as of May 31, 2012	$143,326
Provision for loan losses	5,305
Recovery of loans previously charged-off	106
Balance as of November 30, 2012	$148,737
`
Loan loss allowance by segment:
CFC (1)	$133,578
RTFC (1)	8,314
NCSC (1)	6,845
Total	$148,737

As a percentage of total loans outstanding	0.78%
As a percentage of total non-performing loans outstanding	348.12
As a percentage of total restructured loans outstanding	374.49
As a percentage of total loans on non-accrual	348.12
(1) The allowance for loan losses recorded for RTFC and NCSC is held at CFC.

Our loan loss allowance increased by $5 million from May 31, 2012 to November 30, 2012 due to the increase in the allowance for loan losses held for the general portfolio of $4 million and the increase in the allowance for loan losses held for large loan exposures of $5 million, partially offset by the reduction of $4 million in the allowance held for impaired loans. See Recovery of (Provision for) Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At November 30, 2012, there was a total specific loan loss allowance balance of $22 million, related to impaired loans totaling $82 million.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012	Increase/ (decrease)
Commercial paper
sold through dealers, net of discounts	$1,009,898	$1,404,901	$(395,003)
Commercial paper
sold directly to members, at par	1,408,371	997,778	410,593
Commercial paper
sold directly to non-members, at par	39,828	70,479	(30,651)
Select notes	51,852	-	51,852
Daily liquidity fund	656,701	478,406	178,295
Bank bid notes	295,000	295,000	-
Collateral trust bonds	6,260,085	6,307,564	(47,479)
Notes payable	5,037,429	4,650,877	386,552
Medium-term notes	2,478,089	2,423,686	54,403
Subordinated deferrable debt	186,440	186,440	-
Membership certificates	646,388	646,279	109
Loan and guarantee certificates	742,249	694,825	47,424
Member capital securities	398,650	398,350	300
Total debt outstanding	$19,210,980	$18,554,585	$656,395
Percentage of fixed-rate debt (1)	86%	86%
Percentage of variable-rate debt (2)	14	14

Percentage of long-term debt	82%	83%
Percentage of short-term debt	18	17

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

During the six months ended November 30, 2012, total debt outstanding increased $656 million. The increase was primarily due to the $185 million increase to the balance of loans outstanding and the $499 million increase in cash and investments. The increase in cash and investments at November 30, 2012 was due to two $250 million investments made during the six months ended November 30, 2012.

Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 18 percent and 17 percent of total debt at November 30, 2012 and May 31, 2012, respectively. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

Equity
At November 30, 2012, total equity increased by $37 million from May 31, 2012 due to net income of $73 million for the six months ended November 30, 2012, partially offset by the board authorized patronage capital retirement of $35 million. In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage capital. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. This amount was returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at November 30, 2012 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$541	$2,048	$-	$-	$-	$-	$2,589
Long-term debt	-	1,331	919	993	595	7,364	11,202
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	11	31	23	14	1,540	1,619
Contractual interest on long-term debt (3)	338	589	535	512	492	5,788	8,254
Total contractual obligations	$879	$3,979	$1,485	$1,528	$1,101	$14,878	$23,850
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $150 million that amortize annually based on the outstanding balance of the related loan and $3 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at November 30, 2012.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	November 30, 2012	May 31, 2012	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$555,960	$573,110	$(17,150)
Indemnifications of tax benefit transfers	2,419	49,771	(47,352)
Letters of credit	452,373	504,920	(52,547)
Other guarantees	116,916	121,529	(4,613)
Total	$1,127,668	$1,249,330	$(121,662)
Total by company:
CFC	$1,092,420	$1,202,031	$(109,611)
RTFC	4,738	1,026	3,712
NCSC	30,510	46,273	(15,763)
Total	$1,127,668	$1,249,330	$(121,662)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2012, we may be required to issue up to an additional $837 million in letters of credit to third parties for the benefit of our members. Of this amount, $649 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $496 million at November 30, 2012. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the terms and conditions of the letter of credit facility. The remaining commitment under master letter of credit facilities of $341 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At November 30, 2012 and May 31, 2012, 66 percent and 69 percent of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the six months ended November 30, 2012 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At November 30, 2012 and May 31, 2012, we recorded a guarantee liability totaling $27 million and $29 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at November 30, 2012, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Guarantees (1)	$ 1,127,668	$ 90,941	$ 168,947	$ 264,031	$ 24,811	$ 93,255	$ 485,683
(1) At November 30, 2012, we are the guarantor and liquidity provider for $481 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At November 30, 2012 and May 31, 2012, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	November 30, 2012	% of Total	May 31, 2012	% of Total
Long-term	$5,754,729	39%	$5,437,881	38%
Line of credit	9,160,920	61	8,691,543	62
Total	$14,915,649	100%	$14,129,424	100%

A total of $1,444 million and $1,303 million of unadvanced commitments at November 30, 2012 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at November 30, 2012 and May 31, 2012 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at November 30, 2012, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,444,133	$ 9,333	$ 281,733	$ 116,754	$ 223,492	$ 559,562	$ 253,259

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2012 was 40.16-to-1, a decrease from 42.20-to-1 at May 31, 2012. The decrease in the leverage ratio is due to the increase of $37 million in total equity and the decrease of $122 million in total guarantees, partially offset by the increase of $622 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At November 30, 2012 and May 31, 2012, the adjusted leverage ratio was 6.43 to-1 and 6.46-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The slight decrease to the adjusted leverage ratio was due to the increase of $85 million in adjusted equity and the decrease of $122 million in total guarantees, partially offset by the increase of $603 million in adjusted liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at November 30, 2012 was 38.02 -to-1, a decrease from 39.65-to-1 at May 31, 2012. The decrease in the debt-to-equity ratio is due to the increase of  $37 million in total equity, partially offset by the increase of $622 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At November 30, 2012 and May 31, 2012, the adjusted debt-to-equity ratio was 6.04 -to-1 and 6.01-to-1, respectively. The increase in the adjusted debt-to-equity ratio is due to the increase of $603 million in adjusted liabilities, partially offset by the increase of $85 million in adjusted equity. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At November 30, 2012, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through May 31, 2014. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at November 30, 2012, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
						Debt Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & repayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity (1)
2Q13										$ 689
3Q13	$ 338	$ -	$ 313	$ 651	$ 299	$ 450	$ -	$ 120	$ 869	907
4Q13	203	-	664	867	373	300	100	120	893	933
1Q14	1,347	400	181	1,928	378	-	1,200	120	1,698	703
2Q14	701	300	188	1,189	304	-	500	120	924	438
3Q14	283	200	248	731	383	-	-	120	503	210
4Q14	1,055	-	252	1,307	321	250	650	120	1,341	244
Totals	$ 3,927	$ 900	$ 1,846	$ 6,673	$ 2,058	$ 1,000	$ 2,450	$ 720	$ 6,228
(1) Cumulative excess sources over uses of liquidity include cash and investments.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through May 31, 2014. These estimates will change on a quarterly basis based on the factors described above.

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
•
daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013. CFC expects to file a new registration statement to replace the expiring registration statement in April 2013.

We issued $325 million of 12-month floating-rate medium-term notes in registered offerings during the first half of fiscal year 2013. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,305 million and represented 7 percent of total debt outstanding at November 30, 2012. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2013.

In September 2012, CFC commenced an offer to exchange a portion of its outstanding 8 percent medium-term notes, Series C, due 2032 for consideration of collateral trust bonds due 2032 and cash. On October 10, 2012, following the expiration of the offering period, CFC announced that it had accepted $340 million aggregate principal amount of medium-term notes for exchange. At settlement, on October 16, 2012, holders whose medium-term notes were accepted for exchange received $379 million aggregate principal amount of 4.023 percent collateral trust bonds due 2032 and $134 million in cash.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At November 30, 2012 and May 31, 2012, we had secured notes payable of $1,299 million and $1,165 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. In November 2012, we issued notes totaling $133 million under the agreement with the Federal Agricultural Mortgage Corporation. At November 30, 2012, we had up to $2,601 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At November 30, 2012 and May 31, 2012, we had $3,674 million and $3,419 million, respectively, of unsecured notes payable outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. During the six months ended November 30, 2012, we borrowed $255 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.30 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. At November 30, 2012, we had up to $325 million available under committed loan facilities from the Federal Financing Bank as part of this program. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. We closed the loan facility in December 2012. As a result, we will have an additional $424 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,354 million over the next 12 months.

Member Loan Interest Payments
During the six months ended November 30, 2012, interest income on the loan portfolio was $475 million, representing an average rate of 4.95 percent compared with 5.11 percent for the six months ended November 30, 2011. For the past three fiscal years, interest income on the loan portfolio has averaged $993 million. At November 30, 2012, 90 percent of the total loans outstanding had a fixed rate of interest, and 10 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At November 30, 2012 and May 31, 2012, we had 2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at November 30, 2012, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2012	May 31, 2012	November 30, 2012	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	883,875	883,875	1,000	1,000	October 21, 2015	10 basis points
Five-year agreement	831,387	834,875	3,488	-	October 21, 2016	10 basis points
Total	$2,840,262	$2,843,750	$4,488	$1,000
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

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	November 30, 2012		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$1,408,371	57%	$997,778	40%	$410,593
Select notes	50,352	97	-	-	50,352
Daily liquidity fund	656,701	100	478,406	100	178,295
Medium-term notes	553,209	22	499,222	21	53,987
Members’ subordinated certificates	1,787,287	100	1,739,454	100	47,833
Total	$4,455,920		$3,714,860		$741,060

Percentage of total debt outstanding	23%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,889 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

During the quarter ended November 30, 2012, CFC started offering Select Notes, a flexible short-term investment product. Select Notes may be purchased only by our members and their affiliates. These notes are senior unsecured debt securities with terms ranging from 30 days to 270 days that require a larger minimum investment than our commercial paper sold to members and as a result, offer a higher interest rate than our commercial paper. While the commercial paper investments are backed by CFC’s revolving lines of credit, the Select Notes are not.

Cash and Investments
At November 30, 2012, cash and investments included two $250 million deposits that we made with two financial institutions in interest bearing accounts. The interest rate earned on these investments is sufficient to cover the cost of the underlying borrowed funds. Subsequent to November 30, 2012, we made an additional $200 million investment with a different financial institution in which the interest rate earned is sufficient to cover the cost of the underlying borrowed funds. The total investment of $700 million represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the six months ended November 30, 2012, cash flows provided by operating activities were $96 million compared with cash flows provided by operating activities of $56 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At November 30, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2012	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.19	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.96	5.97
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
•
to secure up to $7,500 million on any other indebtedness of CFC. As of November 30, 2012, the amount of our secured borrowings as defined under all three revolving credit agreements was $4,994 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit at November 30, 2012.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	November 30, 2012	May 31, 2012
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.60	7.68
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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	November 30, 2012	May 31, 2012
Collateral trust bonds 1994 indenture	100%	150%	118%	107%
Collateral trust bonds 2007 indenture	100	150	121	124
Federal Agricultural Mortgage Corporation	100	150	122	118
Clean Renewable Energy Bonds Series 2009A	100	150	114	109
Federal Financing Bank Series A (1)	100	150	106	110
Federal Financing Bank Series B (1)	100	150	110	111
Federal Financing Bank Series C (1)	100	150	113	108
Federal Financing Bank Series D (1)	100	150	123	123
Federal Financing Bank Series E (1)	100	150	114	119
(1) Represents collateral on deposit as a percentage of the related debt outstanding.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At November 30, 2012, unadvanced loan commitments totaled $14,916 million. Of that total, $1,444 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 45 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 55 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $13,472 million of unadvanced loan commitments at November 30, 2012 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at November 30, 2012.

We currently expect to make long-term loan advances totaling approximately $1,346 million to our members over the next 12 months.

Interest Expense on Debt
For the six months ended November 30, 2012, interest expense on debt was $343 million, representing an average cost of 3.62 percent compared with 4.19 percent for the six months ended November 30, 2011. For the past three fiscal years, interest expense on debt has averaged $817 million. At November 30, 2012, 86 percent of outstanding debt had a fixed interest rate and 14 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2013	$540,615
May 31, 2014	3,390,354
May 31, 2015	949,418
May 31, 2016	1,016,371
May 31, 2017	609,025
Thereafter	9,090,264
Total	$15,596,047
(1) Excludes loan subordinated certificates totaling $150 million that amortize annually based on the outstanding balance of the related loan and $3 million in payments not received on certificated subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 33 of the last 34 fiscal years. In July 2012, the CFC Board of Directors approved the allocation of $71 million from fiscal year 2012 net earnings to CFC’s members. CFC made a cash payment of $35 million to its members in September 2012 as retirement of 50 percent of allocated net earnings from the prior-year period as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 46, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $212 million.

At November 30, 2012, we had $3,462 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $2,115 million. Dealer commercial paper and bank bid notes decreased from $1,700 million at May 31, 2012 to $1,305 million at November 30, 2012. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At November 30, 2012, 15 percent of total debt outstanding was $2,882 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At November 30, 2012, we had $2,840 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At November 30, 2012, we had long-term debt maturing in the next 12 months totaling $2,589 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $630 million of medium-term notes sold through dealers and $397 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.
•
We expect to maintain the ability to obtain funding through the capital markets. During the first half of fiscal year 2013 we issued $619 million of medium-term notes and during the prior fiscal year we issued $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. In November 2012, we issued notes totaling $133 million under this agreement. We had up to $2,601 million available under this revolving note purchase agreement at November 30, 2012.

•
We had up to $325 million available under committed loan facilities from the Federal Financing Bank at November 30, 2012. In September 2012, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $424 million as part of the Guaranteed Underwriter program. This new commitment, which closed in December 2012, increases total funding available to us under committed loan facilities from the Federal Financing Bank to $749 million.

At November 30, 2012, we are the liquidity provider for $606 million of tax-exempt bonds issued for our member cooperatives. These tax-exempt bonds are adjustable or floating-rate bonds that may be converted to a fixed rate as specific in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. During the six months ended November 30, 2012, we were not required to perform as liquidity provider pursuant to these obligations.

At November 30, 2012, we had a total of $452 million of letters of credit outstanding for the benefit of our members. Included in that total is $125 million for the purpose of providing liquidity for pollution controls bonds and is included in the $606 million mentioned in the paragraph above. The remaining $327 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the amount we advance becomes an obligation of the member upon whose application we issued the letter of credit.

We expect that our current sources of liquidity, along with our $689 million of cash on hand and short-term investments at November 30, 2012, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At November 30, 2012 and May 31, 2012, 10 percent of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at November 30, 2012.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
November 30, 2012

(dollar amounts in millions)	May 31, 2013 or prior	June 1, 2013 to May 31, 2015	June 1, 2015 to May 31, 2017	June 1, 2017 to May 31, 2022	June 1, 2022 to May 31, 2032	Beyond June 1, 2032	Total
Assets amortization and repricing	$1,146	$4,076	$2,997	$4,260	$3,531	$1,160	$17,170

Liabilities and members’ equity:
Long-term debt	$1,440	$3,007	$2,657	$4,121	$2,659	$405	$14,289
Subordinated certificates	15	49	36	83	1,247	260	1,690
Members’ equity (1)	-	-	-	57	248	496	801
Total liabilities and members’ equity	$1,455	$3,056	$2,693	$4,261	$4,154	$1,161	$16,780

Gap (2)	$(309)	$1,020	$304	$(1)	$(623)	$(1)	$390
Cumulative gap	(309)	711	1,015	1,014	391	390
Cumulative gap as a % of total assets	(1.50)%	3.45%	4.92%	4.92%	1.90%	1.89%
Cumulative gap as a % of adjusted total assets (3)	(1.52)	3.50	4.99	4.99	1.92	1.92
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At November 30, 2012, we had $17,170 million of fixed-rate assets amortizing or repricing, funded by $14,289 million of fixed-rate liabilities maturing during the next 30 years and $2,491 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $390 million, or 1.89 percent of total assets and 1.92 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at November 30, 2012 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at November 30, 2012 through committed revolving credit agreements totaling $2,840 million with domestic and foreign banks, $325 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,601 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading purposes in the past and do not anticipate doing so in the future. At November 30, 2012 and May 31, 2012, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At November 30, 2012 and May 31, 2012, the highest percentage concentration of total notional exposure to any one counterparty was 18 percent of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At November 30, 2012, our derivative instrument counterparties had credit ratings ranging from BBB+ to AA- as assigned by Standard & Poor’s Corporation and Baa2 to Aa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at November 30, 2012, there were three counterparties that would be required to make a payment to us totaling $39 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $26 million, or 65 percent of the total exposure to us, at November 30, 2012.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At November 30, 2012, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2012, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At November 30, 2012, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$3,000	$(157)	$-	$(157)
fall below Baa1/BBB+ (1)	6,890,779	(290,678)	38,257	(252,421)
Total	$6,893,779	$(290,835)	$38,257	$(252,578)
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

In addition to the rating triggers listed above, at November 30, 2012, we had a total notional amount of $650 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $16 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2012 was $299 million.

During the six months ended November 30, 2012, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At November 30, 2012, the interest rate swap contracts with this counterparty have a total notional amount of $715 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At November 30, 2012, we would have to make a payment of $23 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest expense	$(174,301)	$(194,680)	$(350,897)	$(396,724)
Derivative cash settlements	(15,456)	(982)	(29,319)	(814)
Adjusted interest expense	$(189,757)	$(195,662)	$(380,216)	$(397,538)

Net interest income	$67,329	$43,075	$130,818	$88,281
Derivative cash settlements	(15,456)	(982)	(29,319)	(814)
Adjusted net interest income	$51,873	$42,093	$101,499	$87,467

Net income (loss) prior to cumulative effect of change in accounting principle	$60,081	$(27,294)	$72,727	$(113,916)
Derivative forward value	(11,690)	46,771	(961)	158,510
Adjusted net income	$48,391	$19,477	$71,766	$44,594

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER.

	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011
TIER (1)	1.34	-	1.21	-
Adjusted TIER	1.26	1.10	1.19	1.11
(1) For the three and six months ended November 30, 2011 we reported a net loss of $27 million and $114 million, respectively; therefore, the TIER for these periods results in a value below 1.00.

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

(dollar amounts in thousands)	November 30, 2012	May 31, 2012
Liabilities	$20,082,238	$19,460,580
Less:
Derivative liabilities	(630,919)	(654,125)
Debt used to fund loans guaranteed by RUS	(213,275)	(219,084)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,787,287)	(1,739,454)
Adjusted liabilities	$17,264,317	$16,661,477
Total equity	$528,156	$490,755
Less:
Prior-year period cumulative derivative forward
value and foreign currency adjustments	366,026	142,252
Year-to-date derivative forward value (gain) loss	(961)	223,774
Accumulated other comprehensive income (2)	(7,776)	(8,270)
Plus:
Subordinated certificates (1)	1,787,287	1,739,454
Subordinated deferrable debt	186,440	186,440
Adjusted equity	$2,859,172	$2,774,405
Guarantees	$1,127,668	$1,249,330
(1) Includes $15 million and $17 million of subordinated certificates classified in short-term debt at November 30, 2012 and May 31, 2012, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $2 million and $1 million, respectively, of accumulated other comprehensive income related to the unrecognized gains on our investments at November 30, 2012 and May 31, 2012.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	November 30, 2012	May 31, 2012
Leverage ratio	40.16	42.20
Adjusted leverage ratio	6.43	6.46

Debt-to-equity ratio	38.02	39.65
Adjusted debt-to-equity ratio	6.04	6.01

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 50.

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.

Item 5.	Other Information.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2012 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2012.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	–	Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000.

10.2	–	Amended, Restated and Consolidated Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 13, 2012 for up to $3,999,000,000.

10.3	–	Amended, Restated and Consolidated Pledge Agreement dated as of December 13, 2012, between the Registrant, the Rural Utilities Service and U.S. Bank National Association.

10.4	–	Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	–
Financial statements from the Quarterly Report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation for the quarter ended November 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

January 14, 2013