Form 10-Q
period 2013-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2013-04-12
CIK 70502

9,ice\4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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

CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(in thousands)

  A S S E T S

	February 28, 2013	May 31, 2012

Cash and cash equivalents	$789,227	$191,167

Restricted cash	7,219	7,694

Investments	481,875	59,045

Loans to members	19,486,148	18,919,612
Less: Allowance for loan losses	(148,411)	(143,326)
Loans to members, net	19,337,737	18,776,286

Accrued interest and other receivables	162,288	185,827

Fixed assets, net	103,434	102,770

Debt service reserve funds	39,803	39,803

Debt issuance costs, net	39,709	43,515

Foreclosed assets, net	257,368	223,476

Derivative assets	251,534	296,036

Other assets	28,007	25,716

	$21,498,201	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	February 28, 2013	May 31, 2012

Short-term debt	$6,951,311	$4,493,434

Accrued interest payable	212,505	161,817

Long-term debt	11,125,319	12,151,967

Deferred income	26,797	26,131

Other liabilities	80,237	63,922

Derivative liabilities	547,894	654,125

Subordinated deferrable debt	186,440	186,440

Members’ subordinated certificates:
Membership subordinated certificates	644,650	646,279
Loan and guarantee subordinated certificates	718,363	678,115
Member capital securities	387,650	398,350
Total members’ subordinated certificates	1,750,663	1,722,744

Commitments and contingencies

CFC equity:
Retained equity	598,225	473,964
Accumulated other comprehensive income	8,867	9,199
Total CFC equity	607,092	483,163
Noncontrolling interest	9,943	7,592
Total equity	617,035	490,755

	$21,498,201	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended		For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest income	$234,021	$238,018	$715,736	$723,023
Interest expense	(171,899)	(190,294)	(522,796)	(587,018)

Net interest income	62,122	47,724	192,940	136,005

Recovery of (provision for) loan losses	378	(263)	(4,927)	11,862
Net interest income after recovery of (provision for) loan losses	62,500	47,461	188,013	147,867

Non-interest income:
Fee and other income	6,337	4,716	29,102	13,425
Derivative gains (losses)	46,626	(25,563)	18,268	(184,887)
Results of operations of foreclosed assets	6,478	(45,569)	804	(62,035)

Total non-interest income	59,441	(66,416)	48,174	(233,497)

Non-interest expense:
Salaries and employee benefits	(23,627)	(10,959)	(44,180)	(31,191)
Other general and administrative expenses	(6,652)	(5,635)	(22,720)	(18,484)
Recovery of (provision for) guarantee liability	46	(1,576)	147	(1,504)
Loss on early extinguishment of debt	-	-	-	(15,525)
Other	(554)	(176)	(5,101)	(991)

Total non-interest expense	(30,787)	(18,346)	(71,854)	(67,695)

Income (loss) prior to income taxes	91,154	(37,301)	164,333	(153,325)

Income tax (expense) benefit	(1,067)	2	(1,519)	2,110

Net income (loss)	90,087	(37,299)	162,814	(151,215)

Less: Net (income) loss attributable to the noncontrolling interest	(1,664)	56	(2,368)	3,179

Net income (loss) attributable to CFC	$88,423	$(37,243)	$160,446	$(148,036)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the three months ended		For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income (loss)	$90,087	$(37,299)	$162,814	$(151,215)

Other comprehensive income (loss):
Add: Unrealized (losses) gains on securities	(479)	219	408	120
Less: Realized gains on derivatives	(251)	(257)	(756)	(775)
Other comprehensive loss	(730)	(38)	(348)	(655)

Total comprehensive income (loss)	89,357	(37,337)	162,466	(151,870)

Less: Total comprehensive (income) loss attributable to
noncontrolling interest	(1,659)	62	(2,352)	3,198

Total comprehensive income (loss) attributable to CFC	$87,698	$(37,275)	$160,114	$(148,672)

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands)

For the nine months ended February 28, 2013 and February 29, 2012

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$546,366	$ 2,413
Patronage capital retirement	(35,646)	-	(35,646)	-	(35,646)	429	-	(36,075)	-
Net income	162,814	2,368	160,446	-	160,446	160,446	-	-	-
Other comprehensive loss	(348)	(16)	(332)	(332)	-	-	-	-	-
Other	(540)	(1)	(539)	-	(539)	-	-	-	(539)
Balance as of February 28, 2013	$617,035	$ 9,943	$607,092	$ 8,867	$598,225	$ (186,066)	$ 272,126	$510,291	$ 1,874

Balance as of May 31, 2011	$687,309	$ 11,786	$675,523	$ 9,758	$665,765	$ (130,689)	$ 272,126	$521,897	$ 2,431
Patronage capital retirement	(46,265)	(44)	(46,221)	-	(46,221)	-	-	(46,221)	-
Net loss	(151,215)	(3,179)	(148,036)	-	(148,036)	(148,036)	-	-	-
Other comprehensive loss	(655)	(19)	(636)	(636)	-	-	-	-	-
Other	(517)	(5)	(512)	-	(512)	-	-	-	(512)
Balance as of February 29, 2012	$488,657	$ 8,539	$480,118	$ 9,122	$470,996	$ (278,725)	$ 272,126	$475,676	$ 1,919

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$162,814	$(151,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(6,879)	(8,026)
Amortization of debt issuance costs and deferred charges	5,733	8,590
Amortization of discount on long-term debt	2,953	-
Amortization of issuance costs for revolving bank lines of credit	2,159	-
Depreciation	3,984	2,982
Provision for (recovery of) loan losses	4,927	(11,862)
Recovery of guarantee liability	(147)	1,504
Results of operations of foreclosed assets	(804)	62,035
Derivative forward value	(62,194)	184,604
Changes in operating assets and liabilities:
Accrued interest and other receivables	27,948	1,760
Accrued interest payable	50,688	79,050
Other	13,118	29,509

Net cash provided by operating activities	204,300	198,931

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(6,021,056)	(4,747,221)
Principal collected on loans	5,455,065	5,457,983
Net investment in fixed assets	(4,648)	(14,618)
Proceeds from foreclosed assets	46,284	33,387
Investments in foreclosed assets	(79,372)	(37,794)
Investments in time deposits	(450,000)	-
Proceeds from early redemption of investments	57,578	-
Investments in equity securities	(30,000)	-
Change in restricted cash	475	(1,075,776)

Net cash used in investing activities	(1,025,674)	(384,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	686,383	253,845
Proceeds from issuances of short term debt with original maturity greater than 90 days	370,949	312,088
Repayments of short term debt with original maturity greater than 90 days	(394,366)	(485,810)
Issuance costs for revolving bank lines of credit	(50)	(3,626)
Proceeds from issuance of long-term debt	1,945,944	1,461,604
Payments for retirement of long-term debt	(1,062,956)	(1,169,170)
Proceeds from issuance of members’ subordinated certificates	57,166	28,521
Payments for retirement of members’ subordinated certificates	(15,358)	(80,162)
Payments for retirement of patronage capital	(34,872)	(44,403)
Cash portion of debt exchange premium	(133,406)	-

Net cash provided by financing activities	1,419,434	272,887

NET INCREASE IN CASH AND CASH EQUIVALENTS	598,060	87,779
BEGINNING CASH AND CASH EQUIVALENTS	191,167	293,615
ENDING CASH AND CASH EQUIVALENTS	$789,227	$381,394

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	February 28, 2013	February 29, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$461,263	$499,378
Cash paid for income taxes	97	210

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	-	534
Patronage capital applied against loan balances	-	134
Noncontrolling interest patronage capital applied against loan balances	-	44
Net decrease in debt service reserve funds/debt service reserve certificates	$-	$(5,859)
Collateral trust bonds issued as debt exchange premium	39,647	-

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At February 28, 2013, CFC had guaranteed $78 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $87 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At February 28, 2013, CFC guaranteed $4 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At February 28, 2013, RTFC had total assets of $646 million and NCSC had total assets of $751 million. At February 28, 2013, CFC had committed to lend RTFC up to $4,000 million, of which $507 million was outstanding. At February 28, 2013, CFC had committed to provide up to

$3,000 million of credit to NCSC, of which $784 million was outstanding, representing $706 million of outstanding loans and $78 million of credit enhancements.

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

During the nine months ended February 28, 2013 and February 29, 2012, we sold CFC loans with outstanding balances totaling $121 million and $112 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the nine months ended February 28, 2013 and February 29, 2012.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest on long-term fixed-rate loans	$216,716	$216,948	$652,903	$662,135
Interest on long-term variable-rate loans	5,203	5,197	16,121	18,104
Interest on line of credit loans	7,961	7,243	23,066	23,607
Interest on restructured loans	436	5,761	13,523	10,537
Interest on investments	1,864	1,305	4,378	3,086
Fee income (1)	1,841	1,564	5,745	5,554
Total interest income	$234,021	$238,018	$715,736	$723,023
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $21 million and $20 million at February 28, 2013 and May 31, 2012, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest expense on debt (1):
Commercial paper and bank bid notes	$1,717	$1,298	$5,033	$4,458
Medium-term notes	21,294	44,954	74,010	146,528
Collateral trust bonds	84,197	78,587	247,907	233,205
Subordinated deferrable debt	2,806	2,806	8,419	8,419
Subordinated certificates	20,345	20,052	61,227	58,428
Long-term notes payable	37,622	38,024	113,933	116,922
Debt issuance costs (2)	1,891	2,128	5,733	9,633
Fee expense (3)	2,027	2,445	6,534	9,425
Total interest expense	$171,899	$190,294	$522,796	$587,018
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

(h)         Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-Q for the three and nine months ended February 28, 2013. Specifically, the fair value adjustments on DRP foreclosed assets have been reclassified into results of operations of foreclosed assets in the condensed consolidated statement of operations for the three and nine months ended February 29, 2012. The corresponding non-cash adjustments were reclassified to the results of operations of foreclosed assets on the condensed consolidated statement of cash flows for the nine months ended February 29, 2012.

(i)	Immaterial Correction of Errors

During the third quarter of fiscal year 2013, we identified two errors in the condensed consolidated statement of cash flows related to (1) the classification of advances and sale proceeds of loans sold and (2) the presentation of short-term debt with an original maturity of greater than 90 days. On January 30, 2013, we filed a Form 8-K with the SEC, which discloses the correction of the errors in our previously reported results for the three years ended May 31, 2012, the six months ended November 30, 2012 and 2011, and the three months ended August 31, 2012 and 2011. We have corrected our previously reported condensed consolidated statement of cash flows for the nine months ended February 29, 2012 herein to reflect the impact of the immaterial errors. The errors and the corrections have no effect on the change in cash, our total cash balance, liquidity, condensed consolidated balance sheet, condensed consolidated statement of operations, key ratios or covenant compliance for any period. We concluded that the errors were not material to any of the previously reported quarterly and annual periods.

The effect of recording the correction of the immaterial errors in the condensed consolidated statement of cash flows for the nine months ended February 29, 2012 is presented below:

	For the nine months ended February 29, 2012
(dollar amounts in thousands)	As Filed	Adjustment	Corrected
Advances made on loans	$(4,859,321)	$112,100	$(4,747,221)
Net proceeds from sale of loans	112,100	(112,100)	-
Proceeds from issuances of short-term debt, net	80,123	173,722	253,845
Proceeds from issuances of short term debt with original maturity greater than	-	312,088	312,088
90 days
Repayments of short term debt with original maturity greater than 90 days	-	(485,810)	(485,810)

(2)         Investments

Our investments at February 28, 2013 and May 31, 2012 include Federal Agricultural Mortgage Corporation Series A preferred stock totaling $30 million and Federal Agricultural Mortgage Corporation Series C preferred stock totaling $58 million, respectively, and Federal Agricultural Mortgage Corporation Series A common stock totaling $2 million and $1 million, respectively. On January 17, 2013, the Federal Agricultural Mortgage Corporation redeemed the full amount of the Series C preferred stock we held and we purchased $30 million of Series A preferred stock at a dividend rate of 5.875 percent. The Series C preferred stock was valued at cost, while the Series A preferred stock and Series A common stock are accounted for as available-for-sale and recorded at fair value. Our investments at February 28, 2013 also include $450 million in deposits that we made with financial institutions in interest bearing accounts with maturities of less than one year at the reporting date.

(3)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	February 28, 2013		May 31, 2012
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$16,981,402	$-	$16,742,914	$-
Long-term variable-rate loans	794,552	5,513,783	764,815	5,437,881
Loans guaranteed by RUS (3)	212,054	-	219,084	-
Line of credit loans	1,489,726	9,170,314	1,184,929	8,691,543
Total loans outstanding	19,477,734	14,684,097	18,911,742	14,129,424
Deferred origination costs	8,414	-	7,870	-
Less: Allowance for loan losses	(148,411)	-	(143,326)	-
Net loans outstanding	$19,337,737	$14,684,097	$18,776,286	$14,129,424

Total by member class (2):
CFC:
Distribution	$14,124,887	$9,398,568	$14,075,471	$9,191,227
Power supply	4,038,770	3,650,476	3,596,820	3,714,241
Statewide and associate	68,685	124,263	73,606	123,189
CFC total	18,232,342	13,173,307	17,745,897	13,028,657
RTFC	521,618	305,645	571,566	341,792
NCSC	723,774	1,205,145	594,279	758,975
Total loans outstanding	$19,477,734	$14,684,097	$18,911,742	$14,129,424
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
(3) “RUS” is the Rural Utilities Service.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	February 28, 2013		May 31, 2012
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$8,194	$-	$8,194	$-
Line of credit loans (2)	27,164	2,472	26,049	-
RTFC:
Long-term fixed-rate loans	6,456	-	6,970	-
Total non-performing loans	$41,814	$2,472	$41,213	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$39,544	$-	$455,689	$-
Long-term variable-rate loans (3)	-	-	-	45,918
Line of credit loans (3)	-	5,000	-	5,000
Total restructured loans	$39,544	$5,000	$455,689	$50,918
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

Unadvanced Loan Commitments
A total of $1,544 million and $1,303 million of unadvanced commitments at February 28, 2013 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at February 28, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,543,656	$ -	$ 280,461	$ 135,354	$ 273,487	$ 448,751	$ 405,603

The remaining unadvanced commitments totaling $13,140 million and $12,826 million at February 28, 2013 and May 31, 2012, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	February 28, 2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$30,358	$30,358	$14,094,529	$14,124,887	$30,358
Power supply	-	5,000	5,000	4,033,770	4,038,770	5,000
Statewide and associate	-	-	-	68,685	68,685	-
CFC total	-	35,358	35,358	18,196,984	18,232,342	35,358
RTFC	-	4,156	4,156	517,462	521,618	6,456
NCSC	-	-	-	723,774	723,774	-
Total loans outstanding	$-	$39,514	$39,514	$19,438,220	$19,477,734	$41,814

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.21%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,243	$29,243	$14,046,228	$14,075,471	$29,243
Power supply	-	5,000	5,000	3,591,820	3,596,820	5,000
Statewide and associate	-	-	-	73,606	73,606	-
CFC total	-	34,243	34,243	17,711,654	17,745,897	34,243
RTFC	-	4,306	4,306	567,260	571,566	6,970
NCSC	-	-	-	594,279	594,279	-
Total loans outstanding	$-	$38,549	$38,549	$18,873,193	$18,911,742	$41,213

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.22%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	February 28, 2013			May 31, 2012
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$14,093,132	$31,755	$14,124,887	$14,046,228	$29,243	$14,075,471
Power supply	4,033,770	5,000	4,038,770	3,591,820	5,000	3,596,820
Statewide and associate	68,685	-	68,685	73,606	-	73,606
CFC total	18,195,587	36,755	18,232,342	17,711,654	34,243	17,745,897
RTFC	509,635	11,983	521,618	564,596	6,970	571,566
NCSC	723,774	-	723,774	594,279	-	594,279
Total loans outstanding	$19,428,996	$48,738	$19,477,734	$18,870,529	$41,213	$18,911,742

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	February 28, 2013				May 31, 2012
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,314,432	96%	$666,970	4%	$16,168,857	97%	$574,057	3%
Long-term variable-rate loans	677,611	85	116,941	15	661,115	86	103,700	14
Loans guaranteed by RUS	212,054	100	-	-	219,084	100	-	-
Line of credit loans	281,623	19	1,208,103	81	205,143	17	979,786	83
Total loans outstanding	$17,485,720	90	$1,992,014	10	$17,254,199	91	$1,657,543	9

Total by company:
CFC	$16,512,548	91%	$1,719,794	9%	$16,317,195	92%	$1,428,702	8%
RTFC	495,376	95	26,242	5	549,085	96	22,481	4
NCSC	477,796	66	245,978	34	387,919	65	206,360	35
Total loans outstanding	$17,485,720	90	$1,992,014	10	$17,254,199	91	$1,657,543	9

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

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC based on borrower type:

	As of and for the three months ended February 28, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737
Provision for (recovery of) loan losses	432	(214)	(596)	(378)
Recoveries of loans previously charged-off	52	-	-	52
Balance as of February 28, 2013	$134,062	$8,100	$6,249	$148,411

	As of and for the three months ended February 29, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2011	$130,885	$9,473	$8,800	$149,158
Provision for (recovery of) loan losses	1,331	(914)	(154)	263
Recoveries of loans previously charged-off	53	-	-	53
Balance as of February 29, 2012	$132,269	$8,559	$8,646	$149,474

	As of and for the nine months ended February 28, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	6,963	(462)	(1,574)	4,927
Recoveries of loans previously charged-off	158	-	-	158
Balance as of February 28, 2013	$134,062	$8,100	$6,249	$148,411

	As of and for the nine months ended February 29, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(11,596)	170	(436)	(11,862)
Recoveries of loans previously charged-off	159	-	-	159
Balance as of February 29, 2012	$132,269	$8,559	$8,646	$149,474

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	February 28, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$118,039	$6,381	$6,249	$130,669
Individually evaluated	16,023	1,719	-	17,742
Total ending balance of the allowance	$134,062	$8,100	$6,249	$148,411

Recorded investment in loans:
Collectively evaluated	$18,157,440	$515,162	$723,774	$19,396,376
Individually evaluated	74,902	6,456	-	81,358
Total recorded investment in loans	$18,232,342	$521,618	$723,774	$19,477,734

Loans to members, net (1)	$18,098,280	$513,518	$717,525	$19,329,323

	May 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,681	$6,561	$7,823	$118,065
Individually evaluated	23,260	2,001	-	25,261
Total ending balance of the allowance	$126,941	$8,562	$7,823	$143,326

Recorded investment in loans:
Collectively evaluated	$17,255,965	$564,596	$594,279	$18,414,840
Individually evaluated	489,932	6,970	-	496,902
Total recorded investment in loans	$17,745,897	$571,566	$594,279	$18,911,742

Loans to members, net (1)	$17,618,956	$563,004	$586,456	$18,768,416
(1) Excludes deferred origination costs of $8 million at February 28, 2013 and May 31, 2012.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	February 28, 2013		May 31, 2012
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$39,544	$-	$415,692	$-

With a specific allowance recorded:
CFC/Distribution	30,358	15,782	69,240	23,009
CFC/Power Supply	5,000	241	5,000	251
RTFC	6,456	1,719	6,970	2,001
Total	41,814	17,742	81,210	25,261
Total impaired loans	$81,358	$17,742	$496,902	$25,261

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of February 28, 2013 and May 31, 2012. The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(dollar amounts in thousands)	Average recorded investment		Interest income recognized
CFC/Distribution	$70,111	$488,040	$435	$5,761
CFC/Power Supply	5,000	5,000	-	-
RTFC	6,497	7,130	-	-
Total impaired loans	$81,608	$500,170	$435	$5,761

	For the nine months ended
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
CFC/Distribution	$208,632	$492,427	$13,522	$10,537
CFC/Power Supply	5,000	2,556	-	-
RTFC	6,668	5,924	-	-
Total impaired loans	$220,300	$500,907	$13,522	$10,537

Non-performing and Restructured Loans
Interest income was reduced as a result of holding loans on non-accrual status as follows:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Non-performing loans	$355	$444	$1,135	$1,249
Restructured loans	-	-	-	6,714
Total	$355	$444	$1,135	$7,963

At February 28, 2013 and May 31, 2012, non-performing loans totaled $42 million, or 0.2 percent, of loans outstanding and $41 million or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower filed a disclosure statement and draft plan of reorganization on November 27, 2012. An amended disclosure statement and plan of reorganization was filed with the court on January 25, 2013. The plan of reorganization was approved by the court on April 1, 2013, with the effective date to be on or after the date that executed plan documents are distributed to creditors. In the other bankruptcy case, a trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The proposed disclosure statement and draft plan are subject to certain changes and ultimate approval of the bankruptcy court, which is expected to occur following a hearing on April 23, 2013. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either of these companies.

At February 28, 2013 and May 31, 2012, we had restructured loans totaling $40 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.4 million and $14 million of interest income was accrued on restructured loans during the three and nine months ended February 28, 2013, respectively, compared with $6 million and $11 million of interest income in the prior-year periods, respectively. One of the restructured loans totaling $40 million at February 28, 2013 and May 31, 2012 has been on accrual status since the time of restructuring. The other restructured loan totaling $416 million at May 31, 2012, was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a prepayment option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid off early by the borrower on September 13, 2012.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at February 28, 2013.

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

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,805,575	$5,833,475
RUS guaranteed loans qualifying as permitted investments	166,896	170,024
Total pledged collateral	$5,972,471	$6,003,499
Collateral trust bonds outstanding	4,979,372	4,850,000

1994 indenture
Distribution system mortgage notes	$1,697,804	$1,574,823
Collateral trust bonds outstanding	1,465,000	1,470,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,566,245	$1,379,989
Notes payable outstanding	1,296,690	1,165,100

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$24,071	$25,640
Cash	7,219	7,669
Total pledged collateral	$31,290	$33,309
Notes payable outstanding	19,888	23,487

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See Note 6, Long-Term Debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,007,404	$3,814,311
Notes payable outstanding	3,674,000	3,419,000

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At February 28, 2013 all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the nine months ended February 28, 2013
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2012	$201,558	$21,918	$223,476
Results of operations	2,267	(1,463)	804
Cash investments (proceeds)	40,088	(7,000)	33,088
Balance as of February 28, 2013	$243,913	$13,455	$257,368

In February 2013, CAH received approval on the renewal of an economic development tax credit arrangement, which resulted in the reversal of $10 million of previously accrued expenses and improvement to the results of operations for the period. In February 2013, DRP received net cash proceeds from the sale of foreclosed assets of $4 million resulting in a decrease in our investment.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,824,830	$1,404,901
Commercial paper sold directly to members, at par (1)	905,105	997,778
Commercial paper sold directly to non-members, at par (1)	35,738	70,479
Select notes	376,857	-
Daily liquidity fund notes sold directly to members	617,000	478,406
Bank bid notes	150,000	295,000
Subtotal short-term debt	3,909,530	3,246,564

Long-term debt maturing within one year:
Medium-term notes sold through dealers	796,916	232,830
Medium-term notes sold to members	420,562	409,961
Secured collateral trust bonds	1,204,870	254,962
Member subordinated certificates	28,188	16,710
Secured notes payable	587,349	327,006
Unsecured notes payable	3,896	5,401
Total long-term debt maturing within one year	3,041,781	1,246,870
Total short-term debt	$6,951,311	$4,493,434
(1) Backup liquidity is provided by our revolving credit agreements.

Revolving Credit Agreements
At February 28, 2013 and May 31, 2012, we had $2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 28, 2013, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	February 28, 2013	May 31, 2012	February 28, 2013	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	884,875	883,875	-	1,000	October 21, 2015	10 basis points
Five-year agreement	831,387	834,875	3,488	-	October 21, 2016	10 basis points
Total	$2,841,262	$2,843,750	$3,488	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 28, 2013	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.18	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.23	5.97
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

At February 28, 2013 and May 31, 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

On March 28, 2013, we amended our $1,125 million three-year, $885 million four-year, and $835 million five-year revolving credit agreements to (i) extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 21, 2015, 2016, and 2017, respectively, and (ii) lower the facility fee for the three-year revolving credit agreement to 10 basis points. With respect to the three-year agreement, $219 million of commitments will expire at the original maturity date of March 21, 2014 and the facility fee for lenders holding such commitments will continue to be 15 basis points until maturity. In addition, we exercised our option to increase the commitment levels for the four-year and five-year revolving credit agreements to $1,008 million, and $958 million, respectively. The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under (i) the three-year credit facility to a maximum of $1,500 million, (ii) the four-year credit facility to a maximum of $1,300 million and (iii) the five-year credit facility to a maximum of $1,300 million.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,468,920	$1,692,605
Medium-term notes sold to members	161,188	89,261
Subtotal	1,630,108	1,781,866
Unamortized discount	(631)	(971)
Total unsecured medium-term notes	1,629,477	1,780,895

Unsecured notes payable	3,711,075	3,457,982
Unamortized discount	(958)	(1,093)
Total unsecured notes payable	3,710,117	3,456,889
Total unsecured long-term debt	5,339,594	5,237,784

Secured long-term debt:
Collateral trust bonds	5,239,372	6,065,000
Unamortized discount	(182,877)	(12,398)
Total secured collateral trust bonds	5,056,495	6,052,602
Secured notes payable	729,230	861,581
Total secured long-term debt	5,785,725	6,914,183
Total long-term debt	$11,125,319	$12,151,967

At February 28, 2013 and May 31, 2012, we had unsecured notes payable totaling $3,674 million and $3,419 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. All bond guarantee agreements previously entered into with RUS were consolidated into one amended, restated, and consolidated bond guarantee agreement in December 2012. All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012. During the nine months ended February 28, 2013, we borrowed $255 million under our committed loan facilities with the

Federal Financing Bank. In December 2012, we closed a $424 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2015. Advances under this facility have a 20-year maturity repayment period. At February 28, 2013, we had up to $749 million available under committed loan facilities from the Federal Financing Bank as part of this program.

At February 28, 2013 and May 31, 2012, secured notes payable include $1,297 million and $1,165 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then-remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. In November 2012, we issued notes totaling $133 million under the agreement with the Federal Agricultural Mortgage Corporation. At February 28, 2013 and May 31, 2012, $586 million and $325 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt.

In October 2012, CFC completed the exchange of $340 million of its outstanding 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash.

(7)         Subordinated Deferrable Debt

The following table is a summary of subordinated deferrable debt outstanding:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
NRC 6.10% due 2044	$88,201	$88,201
NRU 5.95% due 2045	98,239	98,239
Total	$186,440	$186,440

All subordinated deferrable debt currently outstanding is callable at par at any time.

(8)          Derivative Financial Instruments

We are an end-user of financial derivative instruments. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk. The following table shows the notional amounts outstanding and the weighted average interest rate paid and received for our interest rate swaps by type:

	February 28, 2013			May 31, 2012
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,257,875	3.51%	0.28%	$5,275,553	3.78%	0.45%
Pay variable-receive fixed	3,500,440	1.13	4.62	3,720,440	1.29	4.68
Total interest rate swaps	$8,758,315	2.56	2.02	$8,995,993	2.75	2.20

The derivative gains (losses) line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income (loss) and net cash settlements are recorded in interest expense. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Derivative cash settlements	$(14,607)	$531	$(43,926)	$(283)
Derivative forward value	61,233	(26,094)	62,194	(184,604)
Derivative gains (losses)	$46,626	$(25,563)	$18,268	$(184,887)

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At February 28, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2013, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At February 28, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(79)	$-	$(79)
fall below Baa1/BBB+ (1)	6,751,822	(259,221)	48,837	(210,384)
Total	$6,753,322	$(259,300)	$48,837	$(210,463)
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

In addition to the rating triggers listed above, at February 28, 2013 we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $14 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2013 was $268 million.

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

(10)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Total by type:
Long-term tax-exempt bonds	$548,760	$573,110
Indemnifications of tax benefit transfers	917	49,771
Letters of credit	456,803	504,920
Other guarantees	116,311	121,529
Total	$1,122,791	$1,249,330

Total by member class:
CFC:
Distribution	$265,421	$340,385
Power supply	812,385	854,444
Statewide and associate	6,903	7,202
CFC total	1,084,709	1,202,031
RTFC	3,712	1,026
NCSC	34,370	46,273
Total	$1,122,791	$1,249,330

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At February 28, 2013, our maximum potential exposure for the $74 million of fixed-rate tax-exempt bonds is $124 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $474 million and $498 million as of February 28, 2013 and May 31, 2012, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $170 million is secured at February 28, 2013. At February 28, 2013, and May 31, 2012, the letters of credit include $125 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at February 28, 2013, we may be required to issue up to an additional $876 million in letters of credit to third parties for the benefit of our members. Of this amount, $697 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of the borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $388 million at February 28, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under master letter of credit facilities of $488 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees run through calendar year 2025. The maximum potential exposure for these guarantees is $117 million, all of which is unsecured.

At February 28, 2013 and May 31, 2012, we had $403 million and $385 million of guarantees, respectively, representing 36 percent and 31 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, at February 28, 2013, we are the liquidity provider for a total of $599 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the nine months ended February 28, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability
At February 28, 2013 and May 31, 2012, we recorded a guarantee liability of $26 million and $29 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at February 28, 2013 and May 31, 2012 was $6 million for both periods, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $20 million and $23 million at February 28, 2013 and May 31, 2012, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

As of and for the nine months ended
(dollar amounts in thousands)	February 28, 2013
Beginning balance as of May 31, 2012	$28,663
Net change in non-contingent liability	(2,325)
Recovery of contingent guarantee liability	(147)
Ending balance as of February 28, 2013	$26,191

Liability as a percentage of total guarantees	2.33%

(11)         Fair Value Measurement

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at February 28, 2013 and May 31, 2012 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent non-performing loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheets as either an asset or liability measured at fair value. Since there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and the estimated yield curve.

We perform analysis to validate the indicative quotes obtained from our swap counterparties. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. We only enter into exchange agreements with counterparties that are participating in our revolving lines of credit at the time the exchange agreements are executed. All of our exchange agreements are subject to master netting agreements.

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

At February 28, 2013, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock that are recorded in the consolidated balance sheets at fair value. At May 31, 2012, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	February 28, 2013		May 31, 2012
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$251,534	$-	$296,036
Derivative liabilities	-	547,894	-	654,125
Investments in common and
preferred stock	31,875	-	1,467	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At February 28, 2013 and May 31, 2012, we measured certain collateral-dependent non-performing loans at fair value. In certain instances when a loan is non-performing, we utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The approaches used by both our internal staff and third party specialists include the discounted cash flow, market multiple and replacement cost methods. The material inputs used in estimating the fair value of such collateral, by both internal staff and third party specialists, are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

For assets measured at fair value on a non-recurring basis at February 28, 2013 and May 31, 2012 that are classified as Level 3 within the fair value hierarchy, any increase or decrease to significant unobservable inputs used in the determination of fair value, will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company.

Assets measured at fair value on a non-recurring basis at February 28, 2013 and May 31, 2012 were classified as Level 3 within the fair value hierarchy. The following table provides the carrying/fair value of the related individual assets at February 28, 2013 and May 31, 2012 and the total losses for the three and nine months ended February 28, 2013 and February 29, 2012:

	Level 3 Fair Value		Total losses for the three months ended		Total losses for the nine months ended
(dollar amounts in thousands)	February 28, 2013	May 31, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Non-performing loans,
net of specific reserves	$9,496	$16,517	$(99)	$-	$-	$(1,863)

(12)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	February 28, 2013		May 31, 2012
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$789,227	$789,227	$191,167	$191,167
Restricted cash	7,219	7,219	7,694	7,694
Investments	481,875	481,875	59,045	59,045
Loans to members, net	19,337,737	20,727,936	18,776,286	20,405,353
Debt service reserve funds	39,803	39,803	39,803	39,803
Derivative instruments	251,534	251,534	296,036	296,036

Liabilities:
Short-term debt	6,951,311	6,979,696	4,493,434	4,498,565
Long-term debt	11,125,319	12,814,414	12,151,967	13,936,540
Guarantee liability	26,191	29,023	28,663	31,518
Derivative instruments	547,894	547,894	654,125	654,125
Subordinated deferrable debt	186,440	190,141	186,440	187,335
Members’ subordinated certificates	1,750,663	1,902,637	1,722,744	1,880,558

Off-balance sheet instruments:
Commitments	-	-	-	-

See Note 11, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at February 28, 2013 and May 31, 2012.

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

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock. The Series A common stock and Series A preferred stock are classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock and preferred stock are classified within Level 1 of the fair value hierarchy.

At May 31, 2012, our investments also include investments in Federal Agricultural Mortgage Corporation Series C non-voting, cumulative preferred stock purchased based on a percentage of debt issued under note purchase agreements. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value as the preferred stock securities do not meet the definition of marketable securities and the stock is callable at par. These securities carry with it a netting provision against our debt held by Federal Agricultural Mortgage Corporation in case of non-payment, therefore transferability of these securities is unlikely. The preferred stock is classified within Level 3 of the fair value hierarchy.

At February 28, 2013, our investments also include deposits that we made with financial institutions in interest bearing accounts with maturities of less than one year as of the reporting date. These deposits are valued at the carrying value, which approximates fair value and are classified within Level 2 of the fair value hierarchy.

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

Derivative Instruments
We record derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within Level 2 of the fair value hierarchy.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates. Commitments are classified within Level 3 of the fair value hierarchy.

(13)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the nine months ended February 28, 2013 and February 29, 2012 and condensed consolidated balance sheets at February 28, 2013 and February 29, 2012.

	For the nine months ended February 28, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$703,721	$42,304	$(30,289)	$715,736
Interest expense	(521,525)	(31,558)	30,287	(522,796)
Net interest income	182,196	10,746	(2)	192,940

Provision for loan losses	(4,927)	-	-	(4,927)
Net interest income after provision for loan losses	177,269	10,746	(2)	188,013

Non-interest income:
Fee and other income	28,762	1,021	(681)	29,102
Derivative (gains) losses	18,518	(232)	(18)	18,268
Results of operations from foreclosed assets	804	-	-	804
Total non-interest income	48,084	789	(699)	48,174

Non-interest expense:
General and administrative expenses	(59,935)	(7,648)	683	(66,900)
Recovery of guarantee liability	147	-	-	147
Other	(5,119)	-	18	(5,101)
Total non-interest expense	(64,907)	(7,648)	701	(71,854)

Income prior to income taxes	160,446	3,887	-	164,333
Income tax expense	-	(1,519)	-	(1,519)
Net income	$160,446	$2,368	$-	$162,814

Assets:
Total loans outstanding	$19,445,360	$1,245,392	$(1,213,018)	$19,477,734
Deferred origination costs	8,414	-	-	8,414
Less: Allowance for loan losses	(148,411)	-	-	(148,411)
Loans to members, net	19,305,363	1,245,392	(1,213,018)	19,337,737
Other assets	2,133,425	151,832	(124,793)	2,160,464
Total assets	$21,438,788	$1,397,224	$(1,337,811)	$21,498,201

	For the nine months ended February 29, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$709,342	$51,581	$(37,900)	$723,023
Interest expense	(585,846)	(39,075)	37,903	(587,018)
Net interest income	123,496	12,506	3	136,005

Recovery of loan losses	11,862	-	-	11,862
Net interest income after recovery of loan losses	135,358	12,506	3	147,867

Non-interest income:
Fee and other income	13,660	824	(1,059)	13,425
Derivative losses	(173,361)	(11,526)	-	(184,887)
Results of operations from foreclosed assets	(62,035)	-	-	(62,035)
Total non-interest income	(221,736)	(10,702)	(1,059)	(233,497)

Non-interest expense:
General and administrative expenses	(43,638)	(6,609)	572	(49,675)
Provision for guarantee liability	(1,504)	-	-	(1,504)
Loss on early extinguishment of debt	(15,525)	-	-	(15,525)
Other	(991)	(484)	484	(991)
Total non-interest expense	(61,658)	(7,093)	1,056	(67,695)

Loss prior to income taxes	(148,036)	(5,289)	-	(153,325)
Income tax benefit	-	2,110	-	2,110
Net loss	$(148,036)	$(3,179)	$-	$(151,215)

Assets:
Total loans outstanding	$18,579,726	$1,164,535	$(1,133,037)	$18,611,224
Deferred origination costs	7,514	-	-	7,514
Less: Allowance for loan losses	(149,474)	-	-	(149,474)
Loans to members, net	18,437,766	1,164,535	(1,133,037)	18,469,264
Other assets	2,432,025	161,992	(130,903)	2,463,114
Total assets	$20,869,791	$1,326,527	$(1,263,940)	$20,932,378

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended February 28, 2013 and February 29, 2012.

	For the three months ended February 28, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$230,039	$13,971	$(9,989)	$234,021
Interest expense	(171,491)	(10,395)	9,987	(171,899)
Net interest income	58,548	3,576	(2)	62,122

Recovery of loan losses	378	-	-	378
Net interest income after recovery of loan losses	58,926	3,576	(2)	62,500

Non-interest income:
Fee and other income	6,229	335	(227)	6,337
Derivative gains (losses)	44,954	1,690	(18)	46,626
Results of operations from foreclosed assets	6,478	-	-	6,478
Total non-interest income	57,661	2,025	(245)	59,441

Non-interest expense:
General and administrative expenses	(27,638)	(2,870)	229	(30,279)
Recovery of guarantee liability	46	-	-	46
Other	(572)	-	18	(554)
Total non-interest expense	(28,164)	(2,870)	247	(30,787)

Income prior to income taxes	88,423	2,731	-	91,154
Income tax expense	-	(1,067)	-	(1,067)
Net income	$88,423	$1,664	$-	$90,087

	For the three months ended February 29, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$234,148	$15,128	$(11,258)	$238,018
Interest expense	(189,835)	(11,716)	11,257	(190,294)
Net interest income	44,313	3,412	(1)	47,724

Provision for loan losses	(263)	-	-	(263)
Net interest income after provision for loan losses	44,050	3,412	(1)	47,461

Non-interest income:
Fee and other income	4,514	393	(191)	4,716
Derivative losses	(23,890)	(1,673)	-	(25,563)
Results of operations from foreclosed assets	(45,569)	-	-	(45,569)
Total non-interest income	(64,945)	(1,280)	(191)	(66,416)

Non-interest expense:
General and administrative expenses	(14,596)	(2,190)	192	(16,594)
Provision for guarantee liability	(1,576)	-	-	(1,576)
Other	(176)	-	-	(176)
Total non-interest expense	(16,348)	(2,190)	192	(18,346)

Loss prior to income taxes	(37,243)	(58)	-	(37,301)
Income tax benefit	-	2	-	2
Net loss	$(37,243)	$(56)	$-	$(37,299)

(14)         Subsequent Events

On March 1, 2013, we redeemed $300 million of our $900 million, 5.50 percent, Collateral Trust Bonds due July 1, 2013 at a premium. The premium and unamortized issuance costs totaling $5 million will be recorded as a loss on extinguishment of debt during the fourth quarter of fiscal year 2013.

Subsequent to February 28, 2013, we experienced a significant increase in lending activity that resulted in a total outstanding loan balance of $20,127 million at March 31, 2013. This represents an increase of $649 million from the total outstanding loan balance of $19,478 million at February 28, 2013. The increase was primarily due to an increase of $629 million in CFC distribution loans.

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

Lending Activity
Loans outstanding increased by $566 million or 3 percent during the nine months ended February 28, 2013 primarily due an increase of $442 million in CFC power supply loans, an increase of $49 million in CFC distribution loans and an increase of $129 million in NCSC loans partly offset by a decrease of $50 million in RTFC loans. The increase in CFC distribution loans was largely offset by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the nine months ended February 28, 2013, $1,458 million of CFC long-term fixed-rate loans repriced. Of this total, $1,212 million selected a new long-term fixed rate; $156 million selected a long-term variable rate; $20 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $70 million were repaid in full.

Funding Activity
During the nine months ended February 28, 2013, total debt outstanding increased by $1,459 million primarily due to the $566 million increase in loans outstanding and $1,021 million increase in cash and investments. We funded the overall growth in our balance sheet as well as the refinancing of higher cost medium-term notes with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds, and notes payable issued under our Guaranteed Underwriter Program. We completed a debt exchange transaction in which we exchanged $340 million of our 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash. As in prior quarters, we have tried to maintain a high utilization of our commercial paper and short-term funding to take advantage of the low interest rate environment. At February 28, 2013 and May 31, 2012, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent and 17 percent, respectively, of total debt outstanding.

Financial Results
For the nine months ended February 28, 2013 and February 29, 2012, we reported net income of $163 million and net loss of $151 million, respectively, and TIER of 1.31 and below 1.00, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the nine months ended February 28, 2013 and February 29, 2012, our adjusted net income was $101 million and $33 million, respectively, and adjusted TIER was 1.18  and 1.06, respectively.

The increase to our adjusted net income for the nine months ended February 28, 2013 as compared with the prior-year period was driven primarily by the reduction to the loss reported on foreclosed asset operations, an increase to fee income and adjusted net interest income partially offset by an increase to the provision for the loss reserve. For the nine months ended February 28, 2013, we reported net income of $1 million from foreclosed assets compared to a total loss of $62 million in the prior year period. This improvement in results was primarily due to the fact that no impairment was recorded at February 28, 2013 versus $45 million of impairment in the prior year period and $13 million of positive one-time adjustments being recorded in the current year period. We had an increase of $16 million to fee and other income for the nine months ended February 28, 2013, which is primarily due to the $13 million prepayment fee received on a capital expenditures loan in September 2012. We also had an increase of $13 million to adjusted net interest income, which was primarily due to the refinancing of higher cost debt with lower cost debt and the continued high utilization of our commercial paper issuance capacity. These factors are partially offset by the increase of $17 million to the loan loss provision driven by the increase to loans outstanding and large loan exposures.

At February 28, 2013, our debt-to-equity ratio decreased to 33.84 -to-1 compared with 39.65-to-1 at May 31, 2012. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.31 -to-1 at February 28, 2013 compared with 6.01-to-1 at May 31, 2012 primarily due to an increase in our adjusted liabilities that was greater than the increase in adjusted equity.

Outlook for the Next 12 Months
We experienced an increase in total loans outstanding of $649 million in the month of March 2013 primarily due to an increase of $629 million in CFC distribution loans. We expect the increased level of lending activity to continue through the end of the fourth quarter of fiscal year 2013 and the amount of long-term loan advances to exceed scheduled long-term loan repayments over the next 12 months. We anticipate a small increase to core earnings over the next 12 months due to the increase to long-term loans outstanding.

We have $3,042 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At February 28, 2013, we had $1,271 million in cash and investments, up to $749 million available under committed loan facilities from the Federal Financing Bank, $2,841 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,603 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $3,910 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature through May 31, 2013, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio within a range of 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three and nine months ended February 28, 2013 and February 29, 2012.

	For the three months ended			For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	Change	February 28, 2013	February 29, 2012	Change
Interest income	$234,021	$238,018	$(3,997)	$715,736	$723,023	$(7,287)
Interest expense	(171,899)	(190,294)	18,395	(522,796)	(587,018)	64,222
Net interest income	62,122	47,724	14,398	192,940	136,005	56,935
Recovery of (provision for) loan losses	378	(263)	641	(4,927)	11,862	(16,789)
Net interest income after recovery of
(provision for) loan losses	62,500	47,461	15,039	188,013	147,867	40,146

Non-interest income:
Fee and other income	6,337	4,716	1,621	29,102	13,425	15,677
Derivative gains (losses)	46,626	(25,563)	72,189	18,268	(184,887)	203,155
Results of operations from foreclosed assets	6,478	(45,569)	52,047	804	(62,035)	62,839
Total non-interest income	59,441	(66,416)	125,857	48,174	(233,497)	281,671

Non-interest expense:
Salaries and employee benefits	(23,627)	(10,959)	(12,668)	(44,180)	(31,191)	(12,989)
Other general and administrative expenses	(6,652)	(5,635)	(1,017)	(22,720)	(18,484)	(4,236)
Recovery of guarantee liability	46	(1,576)	1,622	147	(1,504)	1,651
Loss on early extinguishment of debt	-	-	-	-	(15,525)	15,525
Other	(554)	(176)	(378)	(5,101)	(991)	(4,110)
Total non-interest expense	(30,787)	(18,346)	(12,441)	(71,854)	(67,695)	(4,159)

Income (loss) prior to income taxes	91,154	(37,301)	128,455	164,333	(153,325)	317,658

Income tax (expense) benefit	(1,067)	2	(1,069)	(1,519)	2,110	(3,629)
Net income (loss)	90,087	(37,299)	127,386	162,814	(151,215)	314,029
Less: Net (income) loss attributable to
noncontrolling interest	(1,664)	56	(1,720)	(2,368)	3,179	(5,547)
Net income (loss) attributable to CFC	$88,423	$(37,243)	$125,666	$160,446	$(148,036)	$308,482
Adjusted net income (loss)	$28,854	$(11,205)	$40,059	$100,620	$33,389	$67,231
Adjusted interest expense	$(186,506)	$(189,763)	$3,257	$(566,722)	$(587,301)	$20,579

TIER (1)	1.52	-		1.31	-
Adjusted TIER (2)	1.15	-		1.18	1.06
(1) For the three and nine months ended February 29, 2012 we reported a net loss of $37 million and $151 million, respectively; therefore, the TIER calculation for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative losses line item in the chart above. See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments. For the three months ended February 29, 2012, we reported an adjusted net loss of $11 million; therefore, the adjusted TIER calculation for that period results in a value below 1.00.

Interest Income
The following tables break out the average rate on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

	Average balances and interest rates – Assets

	For the three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$17,182,523	$16,359,852	$216,716	$216,948	5.12%	5.33%
Long-term variable-rate loans	729,798	628,898	5,203	5,197	2.89	3.32
Line of credit loans	1,326,557	1,046,042	7,961	7,243	2.43	2.78
Restructured loans (2)	36,994	458,495	436	5,761	4.78	5.05
Non-performing loans	47,322	42,525	-	-	-	-
Total	19,323,194	18,535,812	230,316	235,149	4.83	5.10
Investments	951,724	606,773	1,864	1,305	0.79	0.87
Fee income (1)	-	-	1,841	1,564	-	-
Total	$20,274,918	$19,142,585	$234,021	$238,018	4.68	5.00

	Average balances and interest rates – Assets

	For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$17,038,055	$16,435,218	$652,903	$662,135	5.12%	5.38%
Long-term variable-rate loans	704,607	626,620	16,121	18,104	3.06	3.86
Line of credit loans	1,212,741	1,083,255	23,066	23,607	2.54	2.91
Restructured loans (2)	196,245	463,434	13,523	10,537	9.21	3.04
Non-performing loans	47,847	39,398	-	-	-	-
Total	19,199,495	18,647,925	705,613	714,383	4.91	5.12
Investments	576,415	466,685	4,378	3,086	1.02	0.88
Fee income (1)	-	-	5,745	5,554	-	-
Total	$19,775,910	$19,114,610	$715,736	$723,023	4.84	5.05
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

	Analysis of changes in interest income

	For the three months ended February 28, 2013 vs. February 29, 2012			For the nine months ended February 28, 2013 vs. February 29, 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$9,023	$(9,255)	$(232)	$23,655	$(32,887)	$(9,232)
Long-term variable-rate loans	784	(778)	6	2,234	(4,217)	(1,983)
Line of credit loans	1,866	(1,148)	718	2,798	(3,339)	(541)
Restructured loans	(5,300)	(25)	(5,325)	(6,079)	9,065	2,986
Non-performing loans	-	-	-	-	-	-
Total interest income on loans	6,373	(11,206)	(4,833)	22,608	(31,378)	(8,770)
Investments	725	(166)	559	722	570	1,292
Fee income	-	277	277	-	191	191
Total interest income	$7,098	$(11,095)	$(3,997)	$23,330	$(30,617)	$(7,287)
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

During the three months ended February 28, 2013, interest income decreased by 2 percent compared with the prior-year period primarily due to the pay-off of a $414 million restructured loan in September 2012, which decreased interest income from restructured borrowers by $5 million. Excluding the impact of restructured loans, there was a 27 basis-point decrease to the weighted average rate earned on loans offset by a $1,209 million increase to the average balance of loans outstanding. During the nine months ended February 28, 2013, interest income decreased by 1 percent compared with the prior-year period. The pay-off of a $414 million restructured loan in September 2012 resulted in an increase to the average yield on restructured loans of 617 basis points during the nine months ended February 28, 2013. Excluding the impact of restructured loans, there was a 30 basis-point decrease in the average yield on loans partially offset by an $819 million increase in average loan balances.

As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. During the three and nine months ended February 28, 2013, there was a reduction in the rates we had to pay for funding in the capital markets as compared with the prior-year periods. As a result, the average long-term fixed interest rates we offered on electric loans for the three and nine months ended February 28, 2013 decreased 10 basis points and 56 basis points, respectively, compared with the prior-year periods. During the nine months ended February 28, 2013, $1,458 million of long-term fixed-rate loans repriced and the borrowers of $1,212 million of these loans selected a new long-term fixed rate, which was on average lower than the rate prior to the repricing. In addition, the loans advanced to repay obligations of other lenders were done so at rates lower than the average rate for long-term fixed-rate loans at the prior-year period end. Thus, there was a reduction of 21 basis points and 26 basis points in the weighted-average rate earned on our long-term fixed-rate loan portfolio during the three and nine months ended February 28, 2013, respectively, compared with the prior-year periods. The decrease to the yields earned on long-term variable-rate loans and line of credit loans was due to a reduction to the standard rates we charged for such loans on October 1, 2012. The reduction to interest income due to rates for the nine months ended February 28, 2013 was offset slightly by placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid in full in September 2012.

The increase in average loan balances for the three and nine months ended February 28, 2013 compared with the prior-year periods is driven primarily by increases in long-term fixed rate and long-term variable rate loan balances due to advances to CFC and NCSC borrowers to refinance debt from other lenders and to fund capital improvements.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Interest income was reduced as follows as a result of holding loans on non-accrual status:

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Electric	$253	$280	$818	$7,641
Telecommunications	102	164	317	322
Total	$355	$444	$1,135	$7,963

The decrease in interest foregone for electric loans for the nine months ended February 28, 2013 was due to placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid off in September 2012.

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

	Average balances and interest rates – Liabilities

	For the three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	Average volume		Interest expense		Average cost
(dollar amounts in thousands)
Short-term debt (1) (2)	$4,094,800	$3,206,209	$(1,717)	$(1,298)	(0.17)%	(0.16)%
Medium-term notes (1)	2,508,941	3,115,418	(21,294)	(44,954)	(3.44)	(5.80)
Collateral trust bonds (1)	6,278,731	5,777,687	(84,197)	(78,587)	(5.44)	(5.47)
Subordinated deferrable debt (1)	181,022	180,970	(2,806)	(2,806)	(6.29)	(6.24)
Subordinated certificates (1)	1,710,005	1,700,173	(20,345)	(20,052)	(4.83)	(4.74)
Long-term notes payable (1)	4,971,218	4,560,336	(37,622)	(38,024)	(3.07)	(3.35)
Total	19,744,717	18,540,793	(167,981)	(185,721)	(3.45)	(4.03)
Debt issuance costs (3)	-	-	(1,891)	(2,128)	-	-
Fee expense (4)	-	-	(2,027)	(2,445)	-	-
Total	$19,744,717	$18,540,793	$(171,899)	$(190,294)	(3.53)	(4.13)

Derivative cash settlements (5)	$9,018,749	$9,979,399	$(14,607)	$531	(0.66)%	0.02%
Adjusted interest expense (6)	19,744,717	18,540,793	(186,506)	(189,763)	(3.83)	(4.12)

	Average balances and interest rates – Liabilities

	For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	Average volume		Interest expense		Average cost
(dollar amounts in thousands)
Short-term debt (1) (2)	$3,600,613	$2,937,871	$(5,033)	$(4,458)	(0.19)%	(0.20)%
Medium-term notes (1)	2,552,135	3,333,395	(74,010)	(146,528)	(3.88)	(5.87)
Collateral trust bonds (1)	6,276,946	5,617,787	(247,907)	(233,205)	(5.28)	(5.55)
Subordinated deferrable debt (1)	181,008	180,956	(8,419)	(8,419)	(6.22)	(6.21)
Subordinated certificates (1)	1,712,984	1,731,122	(61,227)	(58,428)	(4.78)	(4.51)
Long-term notes payable (1)	4,843,041	4,505,575	(113,933)	(116,922)	(3.15)	(3.47)
Total	19,166,727	18,306,706	(510,529)	(567,960)	(3.56)	(4.14)
Debt issuance costs (3)	-	-	(5,733)	(9,633)	-	-
Fee expense (4)	-	-	(6,534)	(9,425)	-	-
Total	$19,166,727	$18,306,706	$(522,796)	$(587,018)	(3.65)	(4.28)

Derivative cash settlements (5)	$9,211,950	$10,499,375	$(43,926)	$(283)	(0.64)%	(0.01)%
Adjusted interest expense (6)	19,166,727	18,306,706	(566,722)	(587,301)	(3.95)	(4.29)
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

	Analysis of changes in interest expense

	For the three months ended February 28, 2013 vs. February 29, 2012			For the nine months ended February 28, 2013 vs. February 29, 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Short-term debt	$(345)	$(74)	$(419)	$(1,000)	$425	$(575)
Medium-term notes	9,051	14,609	23,660	34,446	38,072	72,518
Collateral trust bonds	(6,108)	498	(5,610)	(27,123)	12,421	(14,702)
Subordinated deferrable debt	22	(22)	-	5	(5)	-
Subordinated certificates	51	(344)	(293)	665	(3,464)	(2,799)
Long-term notes payable	(3,083)	3,485	402	(8,642)	11,631	2,989
Total interest expense on debt	(412)	18,152	17,740	(1,649)	59,080	57,431
Debt issuance costs	-	237	237	-	3,900	3,900
Fee expense	-	418	418	-	2,891	2,891
Total interest expense	$(412)	$18,807	$18,395	$(1,649)	$65,871	$64,222

Derivative cash settlements (4)	$(56)	$(15,082)	$(15,138)	$34	$(43,677)	$(43,643)
Adjusted interest expense (5)	(468)	3,725	3,257	(1,615)	22,194	20,579
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

During the three and nine months ended February 28, 2013, the average balance of debt outstanding increased by $1,204 million and $860 million, respectively, in order to fund the overall growth in our balance sheet. Despite the increase in debt outstanding, total interest expense decreased by 10 percent and 11 percent, respectively, compared with the prior-year periods. The decrease in interest expense for the three and nine months ended February 28, 2013 is due to the 60 basis-point and 63 basis-point reduction, respectively, in the total cost of debt. The lower average cost of debt is primarily due to the refinancing of $1,500 million of 7.25 percent medium-term notes throughout fiscal 2012 and $340 million of 8 percent medium-term notes in the second quarter of fiscal 2013. We funded the refinancing of higher cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds, and notes payable issued under our Guaranteed Underwriter Program. Short-term debt is our lowest cost of funding, with an average cost of 17 basis points and 19 basis points during the three and nine months ended February 28, 2013, respectively. Our utilization of short-term debt increased from 17 percent and 16 percent of total debt during the three and nine months ended February 29, 2012, respectively, to 21 percent and 19 percent of total debt during the three and nine months ended February 28, 2013, respectively, while the weighted average rate paid for these instruments decreased slightly.

The adjusted interest expense, which includes all derivative cash settlements, was $187 million and $567 million for the three and nine months ended February 28, 2013, respectively, compared with $190 million and $587 million for the three and nine months ended February 29, 2012. The decrease in adjusted interest expense during the three and nine months ended February 28, 2013 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the three and nine months ended February 28, 2013. The increase in derivative cash settlements was primarily driven by the maturity of $1,000 million of receive-fixed pay-variable interest rate swaps on March 1, 2012 on which we had a positive spread of over 500 basis points. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$234,021	$238,018	4.68%	5.00%
Total interest expense	(171,899)	(190,294)	(3.53)	(4.13)
Net interest income/Net yield	$62,122	$47,724	1.15%	0.87%
Derivative cash settlements	(14,607)	531	(0.66)	0.02
Adjusted net interest income/Adjusted net yield (1)	$47,515	$48,255	0.85	0.88

	Average interest rates – Assets and Liabilities

	For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$715,736	$723,023	4.84%	5.05%
Total interest expense	(522,796)	(587,018)	(3.65)	(4.28)
Net interest income/Net yield	$192,940	$136,005	1.19%	0.77%
Derivative cash settlements	(43,926)	(283)	(0.64)	(0.01)
Adjusted net interest income/Adjusted net yield (1)	$149,014	$135,722	0.89	0.76
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended February 28, 2013 vs. February 29, 2012			For the nine months ended February 28, 2013 vs. February 29, 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$6,686	$7,712	$14,398	$21,681	$35,254	$56,935
Increase in adjusted net interest income	6,630	(7,370)	(740)	21,715	(8,423)	13,292
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

Net interest income for the three and nine months ended February 28, 2013, increased 30 percent and 42 percent, respectively, compared with the prior-year periods, primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt with lower cost debt during fiscal years 2012 and 2013. We maintained a higher average balance of commercial paper and collateral trust bonds, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of medium-term notes during the three and nine months ended February 28, 2013 compared with the prior-year periods.

Adjusted net interest income decreased 2 percent for the three months ended February 28, 2013 compared with the prior-year period because the increase in net interest income was less than the increase to derivative cash settlements expense. Adjusted net interest income increased 10 percent for the nine months ended February 28, 2013 compared with the prior-year period primarily due to the increase in net interest income partially offset by higher derivative cash settlements expense compared with the prior-year period. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of (Provision for) Loan Losses
The loan loss recovery during the three months ended February 28, 2013 was $0.4 million compared to a provision of $0.3 million during the prior-year period. The loan loss provision of $5 million during the nine months ended February 28, 2013 represents an increase of $17 million from the prior-year period. The loan loss provision of $5 million for the nine months ended February 28, 2013 was due to the increase in the allowance held for the general loan portfolio of $6 million and an increase in the allowance held for large loan exposures of $6 million, partially offset by the reduction of $8 million to the allowance held for impaired loans. The increase in the reserve for the general portfolio for the nine months ended February 28, 2013 was driven primarily by the overall increase in the balance of loans outstanding and a slight deterioration in certain borrowers’ internal risk ratings during fiscal 2013. The loan loss recovery of $12 million for the nine months ended February 29, 2012 was primarily due to reductions in the allowance held for impaired loans.

Non-interest Income
Non-interest income increased by $126 million and $282 million, respectively, for the three and nine months ended February 28, 2013 compared with the prior-year periods primarily due to the increase in derivative gains of $72 million and $203 million, respectively, the increase in income from operations of foreclosed assets of $52 million and $63 million, respectively, and the increase in fee income of $2 million and $16 million, respectively. The increase in income from operations of foreclosed assets is primarily due to the reversal of $10 million of previously accrued expenses in the third quarter of fiscal year 2013 at CAH and the $45 million impairment recorded in the third quarter of fiscal year 2012 at CAH. Excluding the impact of these one-time items, we have seen improvement in the overall results of operations of CAH since the prior year. The increase in fee income was due to a $13 million prepayment fee received on a capital expenditures loan in September 2012.

The derivative gains (losses) line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended			For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	Net Change	February 28, 2013	February 29, 2012	Net Change
Derivative cash settlements	$(14,607)	$531	$(15,138)	$(43,926)	$(283)	$(43,643)
Derivative forward value	61,233	(26,094)	87,327	62,194	(184,604)	246,798
Derivative gains (losses)	$46,626	$(25,563)	$72,189	$18,268	$(184,887)	$203,155

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended
	February 28, 2013			February 29, 2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,518,309	3.49%	0.30%	$5,276,860	3.88%	0.50%
Pay variable-receive fixed	3,500,440	1.13	4.65	4,702,539	1.52	5.40
Total	$9,018,749	2.58	1.98	$9,979,399	2.77	2.81

	For the nine months ended
	February 28, 2013			February 29, 2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,607,847	3.61%	0.37%	$5,491,183	3.97%	0.36%
Pay variable-receive fixed	3,604,103	1.20	4.67	5,008,192	1.31	5.30
Total	$9,211,950	2.66	2.05	$10,499,375	2.70	2.72

During the three and nine months ended February 28, 2013, the weighted-average rate we paid on our interest rate swap agreements was 60 basis points and 61 basis points, respectively, higher than the weighted-average rate we received, whereas the weighted-average rate we paid on our interest rate swap agreements was 4 basis points and 2 basis points, respectively, lower than the weighted-average rate we received during the prior-year periods. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $1,650 million of pay variable-receive fixed interest rate swaps that matured since February 29, 2012.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and nine months ended February 28, 2013 increased by $87 million and $247 million, respectively, compared with the prior-year periods.

For the three months ended February 28, 2013, the derivative forward value gains of $61 million were the result of an increase in the steepness of the estimated yield curve for our swaps of 39 basis points based on market expectations of interest rates. For the nine months ended February 28, 2013 the derivative value forward gain of $62 million was due to the increase in the steepness of the estimated yield curve for our swaps of 82 basis points based on market expectations of interest rates. During the nine months ended February 28, 2013, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 60 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the nine months ended February 28, 2013, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense increased by $12 million for the three months ended February 28, 2013 compared with the prior-year period mainly due to the $13 million increase in salaries and employee benefit expenses. Non-interest expense increased by $4 million during the nine months ended February 28, 2013 compared with prior-year period primarily due to the $13 million increase in salaries and employee benefit expenses, the $4 million increase in other general and administrative expenses, and the $4 million increase in other expenses. The increase in salaries and employee benefits expenses during the three and nine months ended February 28, 2013 was due to the voluntary $13 million contribution that CFC made to its National Rural Electric Cooperative Association (“NRECA”) sponsored Retirement Security Plan in January 2013. We made this payment to obtain a reduction in the base rate we will pay for the pension plan in all future periods. The increase in other general and administrative expenses during the nine months ended February 28, 2013 is driven by $3 million in transaction costs incurred associated with the debt exchange that closed in October 2012. The increase in other expenses during the nine months ended February 28, 2013 is due to a payment of $4 million related to the Innovative Communication Corporation bankruptcy. The Chapter 11 trustee for the Innovative Communication Corporation cases proposed a plan of liquidation based upon a $4 million payment by CFC. The plan was accepted by the voting creditors and other interested parties and confirmed by the Court in November 2012 resulting in broad releases of RTFC, CFC, and related parties and affiliates. The above items were partly offset by the $16 million decrease in loss on early extinguishment of debt due to the loss recorded during the prior year period related to the early redemption of $500 million of medium-term notes.

Net Income (Loss)
The changes in the items described above resulted in net income of $90 million and $163 million for the three  and nine months ended February 28, 2013, respectively, compared with net losses of $37 million and $151 million, respectively, for the same prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $29 million and $101 million for the three and nine months ended February 28, 2013, respectively, compared with the adjusted net loss of $11 million and adjusted net income of $33 million, respectively, for the same prior-year periods. Based on the adjusted net income, adjusted TIER was 1.15 and 1.18 for the three and nine months ended February 28, 2013, respectively, compared with a adjusted TIER below 1.00 and 1.06 for the same prior-year periods, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income (Loss) Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the three and nine months ended February 28, 2013 represents $2 million of net income, compared with net loss of $0.06 million and $3.2 million, respectively, for the prior-year periods. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. The fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our TIER calculation. For the three and nine months ended February 28, 2013, the fixed-charge coverage ratio was the same as our TIER ratio.

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income (loss)	$90,087	$(37,299)	$162,814	$(151,215)
Add: fixed charges	171,899	190,294	522,796	587,089
Less: interest capitalized	-	-	-	(71)
Earnings available for fixed charges	$261,986	$152,995	$685,610	$435,803

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$171,899	$190,294	$522,796	$587,018
Interest capitalized	-	-	-	71
Total fixed charges	$171,899	$190,294	$522,796	$587,089
Ratio of earnings to fixed charges (1)	1.52	-	1.31	-
(1) For the three and nine months ended February 29, 2012 earnings were insufficient to cover fixed charges by $37 million and $151 million, respectively and therefore, the ratio for those periods results in a value below 1.00.

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	February 28, 2013		May 31, 2012		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$16,981,402	87%	$16,742,914	89%	$238,488
Long-term variable-rate loans	794,552	4	764,815	4	29,737
Loans guaranteed by RUS	212,054	1	219,084	1	(7,030)
Total long-term loans	17,988,008	92	17,726,813	94	261,195
Line of credit loans	1,489,726	8	1,184,929	6	304,797
Total loans	$19,477,734	100%	$18,911,742	100%	$565,992

Loans by member class (1):
CFC:
Distribution	$14,124,887	72%	$14,075,471	74%	$49,416
Power supply	4,038,770	21	3,596,820	19	441,950
Statewide and associate	68,685	-	73,606	1	(4,921)
CFC total	18,232,342	93	17,745,897	94	486,445
RTFC	521,618	3	571,566	3	(49,948)
NCSC	723,774	4	594,279	3	129,495
Total	$19,477,734	100%	$18,911,742	100%	$565,992
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $566 million during the nine months ended February 28, 2013 primarily due to an increase of $442 million in CFC power supply loans, an increase of $49 million in CFC distribution loans and an increase of $129 million in NCSC loans partly offset by a decrease of $50 million in RTFC loans. The increase in CFC distribution loans was largely offset by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the nine months ended February 28, 2013, $1,458 million of CFC long-term fixed-rate loans repriced. Of this total, $1,212 million selected a new long-term fixed rate; $156 million selected the long-term variable rate; $20 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $70 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	February 28, 2013		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$14,390,308	70%	$14,415,856	72%	$(25,548)
Power supply	4,851,155	23	4,451,264	22	399,891
Statewide and associate	75,588	-	80,808	-	(5,220)
CFC total	19,317,051	93	18,947,928	94	369,123
RTFC	525,330	3	572,592	3	(47,262)
NCSC	758,144	4	640,552	3	117,592
Total loans and guarantees	$20,600,525	100%	$20,161,072	100%	$439,453

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At February 28, 2013 and May 31, 2012, loans outstanding to members in any one state or territory did not exceed 15 percent and 17 percent, respectively, of total loans outstanding.

At February 28, 2013 and May 31, 2012, the total exposure outstanding to any one borrower or controlled group did not exceed 2.3 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At February 28, 2013, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	February 28, 2013		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,906,001	14%	$2,852,364	14%	$53,637
Guarantees	385,181	2	481,706	3	(96,525)
Total credit exposure to 10 largest borrowers	$3,291,182	16%	$3,334,070	17%	$(42,888)

Total by company:
CFC	$3,197,207	16%	$3,314,070	17%	$(116,863)
NCSC	93,975	-	20,000	-	73,975
Total credit exposure to 10 largest borrowers	$3,291,182	16%	$3,334,070	17%	$(42,888)

Security Provisions
The following table summarizes our unsecured credit exposure as a percentage of total exposure presented by type of exposure and by company:

	February 28, 2013		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$1,992,014	10%	$1,657,543	8%	$334,471
Guarantees	403,506	2	385,165	2	18,341
Total unsecured credit exposure	$2,395,520	12%	$2,042,708	10%	$352,812

Total by company:
CFC	$2,106,253	10%	$1,811,830	9%	$294,423
RTFC	29,954	-	23,507	-	6,447
NCSC	259,313	2	207,371	1	51,942
Total unsecured credit exposure	$2,395,520	12%	$2,042,708	10%	$352,812

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Total loans to members	$19,477,734	$18,911,742
Less: Total secured debt or debt requiring
collateral on deposit	(11,434,950)	(10,927,587)
Excess collateral pledged or on deposit (1)	(1,833,045)	(1,870,675)
Unencumbered loans	$6,209,739	$6,113,480

Unencumbered loans as a percentage of total loans	32%	32%
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

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Non-performing loans (1)	$41,814	$41,213
Percent of loans outstanding	0.21%	0.22%
Percent of loans and guarantees outstanding	0.20	0.20

Restructured loans	$39,544	$455,689
Percent of loans outstanding	0.20%	2.41%
Percent of loans and guarantees outstanding	0.19	2.26

Total non-performing and restructured loans	$81,358	$496,902
Percent of loans outstanding	0.41%	2.63%
Percent of loans and guarantees outstanding	0.39	2.46

Total non-accrual loans	$41,814	$41,213
Percent of loans outstanding	0.21%	0.22%
Percent of loans and guarantees outstanding	0.20	0.20
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At February 28, 2013 and May 31, 2012, non-performing loans included $42 million, or 0.2 percent, of loans outstanding and $41 million, or 0.2 percent, of loans outstanding, respectively. Two borrowers in this group are currently in bankruptcy. In one of the bankruptcy cases, the borrower filed a disclosure statement and draft plan of reorganization on November 27, 2012. An amended disclosure statement and plan of reorganization was filed with the court on January 25, 2013. The plan of reorganization was approved by the court on April 1, 2013, with the effective date to be on or after the date that executed plan documents are distributed to creditors. In the other bankruptcy case, a trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The proposed disclosure statement and draft plan are subject to certain changes and ultimate approval of the bankruptcy court, which is expected to occur following a hearing on April 23, 2013. Two other borrowers in this group are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans as scheduled through maturity. It is currently anticipated that even with the sales of the businesses, there will not be sufficient funds to repay the full respective amount owed. We have approval rights with respect to the sale of either of these companies.

At February 28, 2013 and May 31, 2012, we had restructured loans totaling $40 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.4 million and $14 million of interest income was accrued on restructured loans during the three and nine months ended February 28, 2013, respectively, compared with $6 million and $11 million of interest income in the prior-year periods, respectively. One of the restructured loans totaling $40 million at February 28, 2013 and May 31, 2012 has been on accrual status since the time of restructuring. The other restructured loan was paid off early by the borrower on September 13, 2012.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at February 28, 2013.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

(dollar amounts in thousands)	As of and for the nine months ended February 28, 2013
Balance as of May 31, 2012	$143,326
Provision for loan losses	4,927
Recovery of loans previously charged-off	158
Balance as of February 28, 2013	$148,411
`
Loan loss allowance by segment:
CFC (1)	$134,062
RTFC (1)	8,100
NCSC (1)	6,249
Total	$148,411

As a percentage of total loans outstanding	0.76%
As a percentage of total non-performing loans outstanding	354.93
As a percentage of total restructured loans outstanding	375.31
As a percentage of total loans on non-accrual	354.93
(1) The allowance for loan losses recorded for RTFC and NCSC is held at CFC.

Our loan loss allowance increased by $5 million from May 31, 2012 to February 28, 2013 due to the increase in the allowance for loan losses held for the general portfolio of $6 million and the increase in the allowance for loan losses held for large loan exposures of $6 million, partially offset by the reduction of $8 million in the allowance held for impaired loans. See Recovery of (Provision for) Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrower are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At February 28, 2013, there was a total specific loan loss allowance balance of $18 million, related to impaired loans totaling $81 million.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012	Increase/ (decrease)
Commercial paper
sold through dealers, net of discounts	$1,824,830	$1,404,901	$419,929
Commercial paper
sold directly to members, at par	905,105	997,778	(92,673)
Commercial paper
sold directly to non-members, at par	35,738	70,479	(34,741)
Select notes	376,857	-	376,857
Daily liquidity fund	617,000	478,406	138,594
Bank bid notes	150,000	295,000	(145,000)
Collateral trust bonds	6,261,365	6,307,564	(46,199)
Notes payable	5,030,592	4,650,877	379,715
Medium-term notes	2,846,955	2,423,686	423,269
Subordinated deferrable debt	186,440	186,440	-
Membership certificates	644,650	646,279	(1,629)
Loan and guarantee certificates	746,551	694,825	51,726
Member capital securities	387,650	398,350	(10,700)
Total debt outstanding	$20,013,733	$18,554,585	$1,459,148
Percentage of fixed-rate debt (1)	80%	86%
Percentage of variable-rate debt (2)	20	14

Percentage of long-term debt	80%	83%
Percentage of short-term debt	20	17
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

During the nine months ended February 28, 2013, total debt outstanding increased $1,459 million. The increase was primarily due to the $566 million increase to the balance of loans outstanding and the $1,021 million increase in cash and investments. The increase in cash and investments at February 28, 2013 was driven primarily by three investments made during the nine months ended February 28, 2013 totaling $700 million and the prefunding of the $300 million of collateral trust bonds scheduled to be redeemed early on March 1, 2013. Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent and 17 percent of total debt at February 28, 2013 and May 31, 2012, respectively. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

Equity
At February 28, 2013, total equity increased by $126 million from May 31, 2012 due to net income of $163 million for the nine months ended February 28, 2013, partially offset by the board authorized patronage capital retirement of $35 million. In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage capital. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. This amount was returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at February 28, 2013 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$216	$2,826	$-	$-	$-	$-	$3,042
Long-term debt	-	1,056	949	1,153	605	7,362	11,125
Subordinated deferrable debt	-	-	-	-	-	186	186
Members’ subordinated certificates (2)	-	4	31	23	14	1,532	1,604
Contractual interest on long-term debt (3)	182	586	531	509	488	5,741	8,037
Total contractual obligations	$398	$4,472	$1,511	$1,685	$1,107	$14,821	$23,994
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $145 million that amortize annually based on the outstanding balance of the related loan and $2 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at February 28, 2013.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	February 28, 2013	May 31, 2012	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$548,760	$573,110	$(24,350)
Indemnifications of tax benefit transfers	917	49,771	(48,854)
Letters of credit	456,803	504,920	(48,117)
Other guarantees	116,311	121,529	(5,218)
Total	$1,122,791	$1,249,330	$(126,539)
Total by company:
CFC	$1,084,709	$1,202,031	$(117,322)
RTFC	3,712	1,026	2,686
NCSC	34,370	46,273	(11,903)
Total	$1,122,791	$1,249,330	$(126,539)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at February 28, 2013, we may be required to issue up to an additional $876 million in letters of credit to third parties for the benefit of our members. Of this amount, $697 million represents commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Master letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $388 million at February 28, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the terms and conditions of the letter of credit facility. The remaining commitment under master letter of credit facilities of $488 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

In addition to the guarantees described above, at February 28, 2013, we are the liquidity provider for a total of $599 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the nine months ended February 28, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At February 28, 2013 and May 31, 2012, 64 percent and 69 percent of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the nine months ended February 28, 2013 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At February 28, 2013 and May 31, 2012, we recorded a guarantee liability totaling $26 million and $29 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at February 28, 2013, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Guarantees (1)	$ 1,122,791	$ 62,688	$ 190,600	$ 261,529	$ 24,817	$ 86,641	$ 496,516
(1) At February 28, 2013, we are the guarantor and liquidity provider for $474 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At February 28, 2013 and May 31, 2012, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	February 28, 2013	% of Total	May 31, 2012	% of Total
Long-term	$5,513,783	38%	$5,437,881	38%
Line of credit	9,170,314	62	8,691,543	62
Total	$14,684,097	100%	$14,129,424	100%

A total of $1,544 million and $1,303 million of unadvanced commitments at February 28, 2013 and May 31, 2012, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at February 28, 2013 and May 31, 2012 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. Based on the conditions to advance funds described above, the majority of our unadvanced loan commitments do not represent off-balance sheet liabilities and have not been included with guarantees in our off-balance sheet disclosures above. We do, however, record a reserve for credit losses associated with our unadvanced commitments for committed facilities that are not subject to a material adverse change clause. The following table summarizes the available balance under committed lines of credit at February 28, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2013	2014	2015	2016	2017	Thereafter
Committed lines of credit	$1,543,656	$ -	$ 280,461	$ 135,354	$ 273,487	$ 448,751	$ 405,603

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2013 was 35.66-to-1, a decrease from 42.20-to-1 at May 31, 2012. The decrease in the leverage ratio is due to the increase of $126 million in total equity and the decrease of $127 million in total guarantees, partially offset by the increase of $1,421 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At February 28, 2013 and May 31, 2012, the adjusted leverage ratio was 6.70 to-1 and 6.46-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $1,494 million in adjusted liabilities partially offset by the increase of $104 million in adjusted equity and the decrease of $127 million in total guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at February 28, 2013 was 33.84 -to-1, a decrease from 39.65-to-1 at May 31, 2012. The decrease in the debt-to-equity ratio is due to the increase of $126 million in total equity, partially offset by the increase of $1,421 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At February 28, 2013 and May 31, 2012, the adjusted debt-to-equity ratio was 6.31 -to-1 and 6.01-to-1, respectively. The increase in the adjusted debt-to-equity ratio is due to the increase of $1,494 million in adjusted liabilities, partially offset by the increase of $104 million in adjusted equity. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At February 28, 2013, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through August 31, 2014. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at February 28, 2013, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
					Long-term	Debt Issuance				Cumulative
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & repayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	excess sources over uses of liquidity (1)
3Q13										$ 1,271
4Q13	$ 516	$ -	$ 1,368	$ 1,884	$ 353	$ 400	$ 700	$ 120	$ 1,573	960
1Q14	1,047	400	439	1,886	363	150	1,000	120	1,633	707
2Q14	737	300	213	1,250	282	200	625	120	1,227	684
3Q14	742	-	202	944	368	150	325	120	963	703
4Q14	1,056	50	207	1,313	255	100	875	120	1,350	740
1Q15	432	-	181	613	264	-	185	120	569	696
Totals	$ 4,530	$ 750	$ 2,610	$ 7,890	$ 1,885	$ 1,000	$ 3,710	$ 720	$ 7,315
(1) Cumulative excess sources over uses of liquidity include cash and investments.

The chart on page 48 represents our best estimate of the funding requirements and how we expect to manage such funding requirements through August 31, 2014. These estimates will change on a quarterly basis based on the factors described above.

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
•
daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2013. On April 4, 2013, we filed a new registration statement for the daily liquidity fund to replace the expiring registration statement for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2016.

We issued $825 million of 12-month floating-rate medium-term notes in registered offerings during the nine months ended February 28, 2013. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $1,975 million and represented 10 percent of total debt outstanding at February 28, 2013. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during the remainder of fiscal year 2013.

In October 2012, CFC completed an exchange of $340 million of its outstanding 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At February 28, 2013 and May 31, 2012, we had secured notes payable of $1,297 million and $1,165 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. In November 2012, we issued notes totaling $133 million under the agreement with the Federal Agricultural Mortgage Corporation. At February 28, 2013, we had up to $2,603 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At February 28, 2013 and May 31, 2012, we had $3,674 million and $3,419 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. During the nine months ended February 28, 2013, we borrowed $255 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.30 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. At February 28, 2013, we had up to $749 million available under committed loan facilities from the Federal Financing Bank as part of this program.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,366 million over the next 12 months.

Member Loan Interest Payments
During the nine months ended February 28, 2013, interest income on the loan portfolio was $706 million, representing an average rate of 4.91 percent compared with 5.12 percent for the nine months ended February 29, 2012. For the past three fiscal years, interest income on the loan portfolio has averaged $993 million. At February 28, 2013, 88 percent of the total loans outstanding had a fixed rate of interest, and 12 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At February 28, 2013 and May 31, 2012, we had $2,845 million of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 28, 2013, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	February 28, 2013	May 31, 2012	February 28, 2013	May 31, 2012	Original maturity	Facility fee per year (1)
Three-year agreement	$1,125,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Four-year agreement	884,875	883,875	-	1,000	October 21, 2015	10 basis points
Five-year agreement	831,387	834,875	3,488	-	October 21, 2016	10 basis points
Total	$2,841,262	$2,843,750	$3,488	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On March 28, 2013, we amended our $1,125 million three-year, $885 million four-year, and $835 million five-year revolving credit agreements to (i) extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 21, 2015, 2016, and 2017, respectively, and (ii) lower the facility fee for the three-year revolving credit agreement to 10 basis points. With respect to the three-year agreement, $219 million of commitments will expire at the original maturity date of March 21, 2014 and the facility fee for lenders holding such commitments will continue to be 15 basis points until maturity. In addition, we exercised our option to increase the commitment levels for the four-year and five-year revolving credit agreements to $1,008 million, and $958 million, respectively. The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under (i) the three-year credit facility to a maximum of $1,500 million, (ii) the four-year credit facility to a maximum of $1,300 million and (iii) the five-year credit facility to a maximum of $1,300 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	February 28, 2013		May 31, 2012		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$905,105	33%	$997,778	40%	$(92,673)
Select notes	372,257	99	-	-	372,257
Daily liquidity fund	617,000	100	478,406	100	138,594
Medium-term notes	581,750	20	499,222	21	82,528
Members’ subordinated certificates	1,778,851	100	1,739,454	100	39,397
Total	$4,254,963		$3,714,860		$540,103

Percentage of total debt outstanding	21%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,931 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

During the nine months ended February 28, 2013, CFC started offering Select Notes, a flexible short-term investment product. Select Notes may be purchased only by our members and their affiliates. These notes are senior unsecured debt securities with terms ranging from 30 days to 270 days that require a larger minimum investment than our commercial paper sold to members and as a result, offer a higher interest rate than our commercial paper. While the commercial paper investments are backed by CFC’s revolving lines of credit, the Select Notes are not.

Cash and Investments
At February 28, 2013, cash and investments included $700 million in deposits that we made with three financial institutions in interest bearing accounts. The interest rate earned on these investments is sufficient to cover the cost of the underlying borrowed funds. The total investment of $700 million represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the nine months ended February 28, 2013, cash flows provided by operating activities were $204 million compared with cash flows provided by operating activities of $199 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At February 28, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 28, 2013	May 31, 2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.18	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.18	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.23	5.97
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
•
to secure up to $7,500 million on other indebtedness of CFC. On March 28, 2013, we amended this provision in our revolving credit agreements such that we may secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations after March 28, 2013, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of February 28, 2013, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $4,991 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit at February 28, 2013.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	February 28, 2013	May 31, 2012
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.68	7.68
(1) The ratio calculation includes the adjustments made to the leverage ratio in the Non-GAAP Financial Measures section, with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

We are required to pledge collateral equal to at least 100 percent of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. In addition, we are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt outstanding to the Federal Financing Bank under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See Pledging of Loans and Loans on Deposit in Note 3, Loans and Commitments, for additional information related to collateral.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	February 28, 2013	May 31, 2012
Collateral trust bonds 1994 indenture	100%	150%	116%	107%
Collateral trust bonds 2007 indenture	100	150	120	124
Federal Agricultural Mortgage Corporation	100	150	121	118
Clean Renewable Energy Bonds Series 2009A	100	150	121	109
Federal Financing Bank Series A (1)	100	150	-	110
Federal Financing Bank Series B (1)	100	150	-	111
Federal Financing Bank Series C (1)	100	150	-	108
Federal Financing Bank Series D (1)	100	150	-	123
Federal Financing Bank Series E (1)	100	150	-	119
Federal Financing Bank (1) (2)	100	150	109	-
(1) Represents collateral on deposit as a percentage of the related debt outstanding.
(2) All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At February 28, 2013, unadvanced loan commitments totaled $14,684 million. Of that total, $1,544 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 41 percent of these committed facilities would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 59 percent of committed facilities represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $13,140 million of unadvanced loan commitments at February 28, 2013 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at February 28, 2013.

We currently expect to make long-term loan advances totaling approximately $2,222 million to our members over the next 12 months.

Interest Expense on Debt
For the nine months ended February 28, 2013, interest expense on debt was $511 million, representing an average cost of 3.56 percent compared with 4.14 percent for the nine months ended February 29, 2012. For the past three fiscal years, interest expense on debt has averaged $817 million. At February 28, 2013, 80 percent of outstanding debt had a fixed interest rate and 20 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2013	$215,989
May 31, 2014	3,885,365
May 31, 2015	979,953
May 31, 2016	1,176,697
May 31, 2017	619,066
Thereafter	9,080,114
Total	$15,957,184
(1) Excludes loan subordinated certificates totaling $145 million that amortize annually based on the outstanding balance of the related loan and $2 million in payments not received on certificated subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $23 million. In fiscal year 2012, amortization represented 14 percent of amortizing loan subordinated certificates outstanding.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans. As presented in our projected sources and uses of liquidity chart on page 48, we expect over the next six quarters that advances on our long-term loans will exceed long-term loan repayments by an estimated $725 million.

At February 28, 2013, we had $3,910 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $1,894 million. Dealer commercial paper and bank bid notes increased from $1,700 million at May 31, 2012 to $1,975 million at February 28, 2013. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At February 28, 2013, 15 percent of total debt outstanding was $3,002 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At February 28, 2013, we had $2,841 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At February 28, 2013, we had long-term debt maturing in the next 12 months totaling $3,042 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $797 million of medium-term notes sold through dealers and $421 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the nine months ended February 28, 2013 we issued $1,312 million of medium-term notes and during the prior fiscal year we issued $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. In November 2012, we issued notes totaling $133 million under this agreement. We had up to $2,603 million available under this revolving note purchase agreement at February 28, 2013. Subsequent to February 28, 2013, we issued notes totaling $325 million under the agreement with the Federal Agricultural Mortgage Corporation.

•	We had up to $749 million available under committed loan facilities from the Federal Financing Bank at February 28, 2013.

At February 28, 2013, we are the liquidity provider for $599 million of tax-exempt bonds issued for our member cooperatives. These tax-exempt bonds are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. During the nine months ended February 28, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At February 28, 2013, we had a total of $457 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution controls bonds which is also included in the $599 million mentioned in the paragraph above. The remaining $332 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the amount we advance becomes an obligation of the member upon whose application we issued the letter of credit.

We expect that our current sources of liquidity, along with our $1,271 million of cash on hand and short-term investments at February 28, 2013, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 55). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans may be repriced either monthly or semi-monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At February 28, 2013 and May 31, 2012, 12 percent and 10 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 28, 2013.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
February 28, 2013

(dollar amounts in millions)	May 31, 2013 or prior	June 1, 2013 to May 31, 2015	June 1, 2015 to May 31, 2017	June 1, 2017 to May 31, 2022	June 1, 2022 to May 31, 2032	Beyond June 1, 2032	Total
Assets amortization and repricing	$562	$4,180	$3,082	$4,359	$3,700	$1,285	$17,168

Liabilities and members’ equity:
Long-term debt	$885	$2,707	$2,507	$4,758	$2,502	$406	$13,765
Subordinated certificates	8	54	39	88	1,203	306	1,698
Members’ equity (1)	-	-	-	40	249	597	886
Total liabilities and members’ equity	$893	$2,761	$2,546	$4,886	$3,954	$1,309	$16,349

Gap (2)	$(331)	$1,419	$536	$(527)	$(254)	$(24)	$819
Cumulative gap	(331)	1,088	1,624	1,097	843	819
Cumulative gap as a % of total assets	(1.54)%	5.06%	7.55%	5.10%	3.92%	3.81%
Cumulative gap as a % of adjusted total assets (3)	(1.56)	5.12	7.64	5.16	3.97	3.85
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At February 28, 2013, we had $17,168 million of fixed-rate assets amortizing or repricing, funded by $13,765 million of fixed-rate liabilities maturing during the next 30 years and $2,584 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $819 million, or 3.81 percent of total assets and  3.85 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at February 28, 2013 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at February 28, 2013 through committed revolving credit agreements totaling $2,841 million with domestic and foreign banks, $749 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,603 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end-user of financial derivative instruments. We use derivatives such as interest rate swaps, treasury locks for forecasted transactions, cross-currency swaps and cross-currency interest rate swaps to mitigate interest rate and foreign currency exchange risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. We have not entered into derivative financial instruments for trading, investing or speculative purposes in the past and do not anticipate doing so in the future. At February 28, 2013 and May 31, 2012, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into derivative instruments. To mitigate this risk, we only enter into these agreements with financial institutions with investment-grade ratings. At February 28, 2013 and May 31, 2012, the highest percentage concentration of total notional exposure to any one counterparty was 20 pecent and 18 percent, respectively, of total derivative instruments. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At February 28, 2013, our derivative instrument counterparties had credit ratings ranging from BBB+ to AA- as assigned by Standard & Poor’s Corporation and Baa2 to Aa1 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at February 28, 2013, there were three counterparties that would be required to make a payment to us totaling $49 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $36 million, or 73 percent of the total exposure to us, at February 28, 2013.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At February 28, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2013, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At February 28, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(79)	$-	$(79)
fall below Baa1/BBB+ (1)	6,751,822	(259,221)	48,837	(210,384)
Total	$6,753,322	$(259,300)	$48,837	$(210,463)
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

In addition to the rating triggers listed above, at February 28, 2013, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $14 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2013 was $268 million.

During the nine months ended February 28, 2013, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At February 28, 2013, the interest rate swap contracts with this counterparty have a total notional amount of $703 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At February 28, 2013, we would have to make a payment of $23 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

	For the three months ended		For the nine months ended
(dollar amounts in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest expense	$(171,899)	$(190,294)	$(522,796)	$(587,018)
Derivative cash settlements	(14,607)	531	(43,926)	(283)
Adjusted interest expense	$(186,506)	$(189,763)	$(566,722)	$(587,301)

Net interest income	$62,122	$47,724	$192,940	$136,005
Derivative cash settlements	(14,607)	531	(43,926)	(283)
Adjusted net interest income	$47,515	$48,255	$149,014	$135,722

Net income (loss) prior to cumulative effect of
change in accounting principle	$90,087	$(37,299)	$162,814	$(151,215)
Derivative forward value	(61,233)	26,094	(62,194)	184,604
Adjusted net income	$28,854	$(11,205)	$100,620	$33,389

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER.

	For the three months ended		For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
TIER (1)	1.52	-	1.31	-
Adjusted TIER (2)	1.15	-	1.18	1.06
(1) For the three and nine months ended February 29, 2012 we reported a net loss of $37 million and $151 million, respectively; therefore, the TIER for these periods results in a value below 1.00.
(2) For the three months ended February 29, 2012, we reported an adjusted net loss of $11 million; therefore, the adjusted TIER calculation for that period results in a value below 1.00.

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

(dollar amounts in thousands)	February 28, 2013	May 31, 2012
Liabilities	$20,881,166	$19,460,580
Less:
Derivative liabilities	(547,894)	(654,125)
Debt used to fund loans guaranteed by RUS	(212,054)	(219,084)
Subordinated deferrable debt	(186,440)	(186,440)
Subordinated certificates (1)	(1,778,851)	(1,739,454)
Adjusted liabilities	$18,155,927	$16,661,477
Total equity	$617,035	$490,755
Less:
Prior-year period cumulative derivative forward
value and foreign currency adjustments	366,026	142,252
Year-to-date derivative forward value (gain) loss	(62,194)	223,774
Accumulated other comprehensive income (2)	(7,530)	(8,270)
Plus:
Subordinated certificates (1)	1,778,851	1,739,454
Subordinated deferrable debt	186,440	186,440
Adjusted equity	$2,878,628	$2,774,405
Guarantees	$1,122,791	$1,249,330
(1) Includes $28 million and $17 million of subordinated certificates classified in short-term debt at February 28, 2013 and May 31, 2012, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $1 million of accumulated other comprehensive income related to the unrecognized gains on our investments at February 28, 2013 and May 31, 2012.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	February 28, 2013	May 31, 2012
Leverage ratio	35.66	42.20
Adjusted leverage ratio	6.70	6.46

Debt-to-equity ratio	33.84	39.65
Adjusted debt-to-equity ratio	6.31	6.01

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 53.

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2012 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2012.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1	–	Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 expiring on March 21, 2014.

4.2	–	Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 expiring on October 21, 2015.

4.3	–	Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 expiring on October 21, 2016.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	–
Financial statements from the Quarterly Report on Form 10-Q of National Rural Utilities Cooperative Finance Corporation for the quarter ended February 28, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

April 12, 2013