Form 10-K
period 2013-06-13
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2013-08-28
CIK 70502

Crook
,7039,ice\4,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013

OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From          To

Commission File Number 1-7102

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

DISTRICT OF COLUMBIA
(State or other jurisdiction of incorporation or organization)

52-0891669
(I.R.S. Employer Identification Number)

20701 COOPERATIVE WAY, DULLES, VA 20166
(Address of principal executive offices)
(Registrant’s telephone number, including area code, is 703-467-1800)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on		exchange on
Title of each class	which registered	Title of each class	which registered
7.20% Collateral Trust Bonds, due 2015	NYSE	7.35% Collateral Trust Bonds, due 2026	NYSE
6.55% Collateral Trust Bonds, due 2018	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

NCSC was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by, or provide benefit to Class A, B and C members of CFC. At May 31, 2013, NCSC’s membership consisted of distribution systems that were members of CFC or were eligible for such membership. CFC is the primary source of funding to and manages the business operations of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative. Thus, NCSC pays income tax on the full amount of its net income.

Our Business Development

Our business strategy and policies are set by our board of directors and, may be amended or revised from time to time by the board of directors. We are a not-for-profit tax-exempt cooperative finance organization, whose primary focus is to provide our members with the credit products they need to fund their operations. As such, our business development strategies primarily focus on lending to electric systems and our ability to secure access to capital at rates that allow us to offer competitively priced credit products to our members. In recent years, we have continued to undertake the following initiatives related to our primary focus: (i) concentrate on electric lending, (ii) diversify funding sources and decrease cost of funding, (iii) enhance market risk management and (iv) increase member investments and equity retention.

Focus on Electric Lending
In recent years, we renewed our focus on lending to our electric systems while strategically decreasing our telecommunications exposure through RTFC. A majority of NCSC’s lending activities are to electric utility organizations and when NCSC is combined with CFC, electric utility organizations represent approximately 98 percent of the outstanding loan portfolio at May 31, 2013. Our electric cooperative borrowers have demonstrated stable operating performance and strong financial ratios, even during the 2007 economic downturn, because the majority of electric cooperatives’ customers are residential, for whom electricity is an essential service. Our electric cooperative members experience limited competition as they generally operate in exclusive territories, the majority of which are not rate regulated. Additionally, they have access to low-cost capital from the federal government in addition to our lending resources. In our 44-year history, we have experienced $19 million in net write-offs for distribution borrowers and $68 million in net write-offs for power supply borrowers. Loans outstanding to electric utility organizations increased approximately 14 percent over the last five years. On the other hand, the telecommunications service providers, to which RTFC provides loans, have experienced fast-paced technological change, increasing competition and uncertainty with respect to their regulatory environment. For these reasons, RTFC became more selective as to the companies it finances and strategically exited lending relationships with or reduced its exposure to its larger borrowers. The telecommunications loan portfolio decreased by 71 percent over the last five years.

Diversify Funding Sources and Decrease Cost of Funding
Diversifying our funding sources to expand beyond capital markets offerings of collateral trust bonds and medium-term notes and the sale of commercial paper has been a primary initiative in recent years. To help meet our capital needs, we expanded our funding programs to include the Guaranteed Underwriter Program of the USDA, as well as note purchase agreements and whole-loan sale programs primarily with the Federal Agricultural Mortgage Corporation. At May 31, 2013, we have bond purchase agreements with the Federal Financing Bank totaling $4,423 million with a guarantee of repayment by USDA as part of the funding mechanism for the Rural Economic Development Loan and Grant program. At May 31, 2013, we had debt outstanding totaling $3,674 million under this program, with a remaining commitment of $749 million available. The guarantee fees paid to the government by CFC in connection with these borrowings are used to fund economic development programs administered by the USDA in the rural areas served by electric cooperatives and rural telephone organizations. At May 31, 2013, we have a note purchase agreement with the Federal Agricultural Mortgage Corporation totaling $3,900 million. Under the agreement we may borrow, repay and re-borrow funds up to $3,900 million at any time or from time to time through January 11, 2016 as market conditions permit. We may select a fixed rate or a variable rate at the time of each advance. Additionally, we developed a program to sell member systems’ distribution and power supply loans to the Federal Agricultural Mortgage Corporation to help manage single-obligor exposures within our loan portfolio, to create an additional form of liquidity and to manage the level of our debt-to-equity ratio. In addition to the program we have with the Federal Agricultural Mortgage Corporation, we established a similar program with KeyBank National Association (“KeyBank”) during fiscal year 2012. In the fourth quarter of fiscal year 2012, we sold a power supply loan with an outstanding principal balance of $25 million to KeyBank, representing our first sale under the agreement with this purchaser. During the first quarter of fiscal year 2013 we sold another $25 million loan to KeyBank. At May 31, 2013, we were servicing $1,094 million of loans sold to our loan sales program partners.

In recent years, we have also sought to decrease costs related to our funding where possible. Credit spreads and rates continued to decrease during fiscal 2013 which provided us with the opportunity to refinance maturing debt with lower cost debt and exercise early redemptions of our collateral trust bonds and subordinated deferrable debt to replace such debt with lower cost debt. Specifically, we completed a debt exchange transaction in which we exchanged $340 million of our 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash. On March 1, 2013, we redeemed early $300 million of our $900 million, 5.50 percent, collateral trust bonds with an original maturity of July 1, 2013. On April 25, 2013, we issued $400 million of 4.75 percent subordinated debt due 2043. On May 24, 2013, we redeemed early all of our $88 million of Series NRC 6.10 percent subordinated debt due 2044 and all of our $98 million of Series NRU 5.95 percent subordinated debt due 2045 at par. In recent years, we maintained a high utilization of our commercial paper and other short-term funding to take advantage of the low interest rate environment. At May 31, 2013 and 2012, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent and 17 percent, respectively, of total debt outstanding. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding our funding sources.

Enhance Market Risk Management
In fiscal year 2013, we continued the practice of having monthly Asset Liability Committee meetings to enhance the overall corporate monitoring of our funding activities. Our Asset Liability Committee was established in fiscal year 2009 and monitors our management of risks related to interest rates, counterparty credit and liquidity to ensure consistent access to funding that is in alignment with our strategic goals. The committee’s mandate is to review CFC’s liquidity, as well as the relationship of interest rates and tenor of our assets to our liabilities and, as a result, our spread between interest income and interest expense. Functional responsibilities of this committee include reviewing funding options, investment opportunities and trends in funding alternatives and risk exposure. Performance results and budget deviations also are reviewed. If necessary, the organization’s asset-liability strategy is reviewed for modification to react to the current market environment. At least monthly, the Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk for additional information regarding our market risk management.

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

Member capital securities are unsecured obligations and are subordinate to all of our existing and future senior indebtedness and all of our existing and future subordinated indebtedness that may be held by or transferred to non-members, but rank on a parity to all other members’ subordinated certificates. At May 31, 2013 we have $388 million of member capital securities outstanding, issued with a 35-year maturity that are callable at par by CFC starting five years from the date of issuance and anytime thereafter. The majority of member capital securities were issued with a 7.5 percent interest rate. Effective January 1, 2010, the fixed interest rate earned on newly issued member capital securities was reduced to 5 percent. Since that time, an insignificant amount of member capital securities have been issued. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates, including member capital securities, from total liabilities and adding this amount to total equity.

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

In fiscal year 2000 the board of directors established the members’ capital reserve to increase the retained earnings held by the company as operating capital. The board of directors has annually reviewed net earnings and made a determination as to the amount, if any, that they will allocate to the members’ capital reserve. The current practice is to allocate the earnings in excess of the amount required to earn a targeted adjusted TIER. For the year ended May 31, 2013, the board of directors allocated $138 million to the members’ capital reserve increasing the reserve balance to $410 million. The board of directors has the authority to allocate and retire amounts in the members’ capital reserve. The board of directors decided that $74 million of the amount allocated to the members’ capital reserve at May 31, 2013, resulting from the refinements made by the Company in the assumptions used to estimate its allowance for loan losses, is not intended to be allocated for distribution to members and instead is intended to serve as an enhancement to our capital reserves. The board of directors will continue to evaluate appropriate levels of capital for CFC.

Our Loan Programs

CFC lends to its members and associates; RTFC lends to its members, organizations affiliated with its members and its associates; NCSC lends to its members and associates. The loans to NCSC associates may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated.

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

RTFC Loan Programs
At May 31, 2013 and 2012, 93 percent of RTFC loans were outstanding to rural local exchange carriers. Most of these rural local exchange carriers evolved from being solely voice service providers to being providers of voice, data and, in many cases, video and wireless services. Rural local exchange carriers are generally characterized by the low population density of their service territories. Services are generally delivered over networks that include digital switching, fiber optics, internet protocol telephony and other advanced technologies. There is generally a significant barrier to competitive entry.

The businesses to which the remaining RTFC loans have been made support the operations of the rural local exchange carriers and are owned, operated or controlled by rural local exchange carriers. Some of these loans are supported by payment guarantees from the sponsoring rural local exchange carriers.

Long-Term Loans
RTFC makes long-term loans to rural telecommunications companies and their affiliates for acquisition, construction or upgrade of wireline telecommunications systems, wireless telecommunications systems, fiber optic networks, cable television systems and other corporate purposes.

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

The table below shows the weighted-average loans outstanding to borrowers and the weighted-average yield earned by loan and borrower type during fiscal years ended May 31:

	2013		2012
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$17,223,370	5.08%	$16,440,288	5.34%
Long-term variable-rate loans	721,747	3.00	658,847	3.70
Line of credit loans	1,245,635	2.60	1,072,222	2.86
Restructured loans	157,059	8.89	461,670	3.51
Non-performing loans	48,653	-	39,953	-
Total loans	$19,396,464	4.86	$18,672,980	5.09

Total by borrower type:
CFC	$18,169,399	4.88%	$17,423,330	5.08%
RTFC	539,850	4.77	688,087	5.44
NCSC	687,215	4.37	561,563	5.00
Total	$19,396,464	4.86	$18,672,980	5.09

Credit Policies, Process and Monitoring
Loan Underwriting and Credit Monitoring
We have separate lending staff to underwrite distribution loans, power supply loans and telecommunications loans. Our borrowers contact the applicable lending staff to discuss the borrower’s need for funding. Our lending staff evaluates the borrower’s request to determine whether the requested credit represents an acceptable credit risk. The lending staff evaluation of the proposed credit includes, but is not limited to:
•	the size of the loan request;
•	the intended use of proceeds;
•	whether collateral is required and, if so, whether there is sufficient collateral;
•	the borrower’s risk profile as measured by financial ratios and other risk characteristics; and
•	other factors that might be applicable to the type of borrower or the specific loan request being considered.

If our lending staff determines that a credit is acceptable, the staff works with the borrower to structure a loan based on the various options we offer and prepares a credit recommendation for review by management in the lending group as discussed further below under Loan Approval. When considering credit requests to borrowers with large single-obligor exposures we may use loan syndications and whole-loan sale programs to effectively manage portfolio risk related to credit concentrations.

Our Credit Risk Management group facilitates the activities of our internal credit review process, establishes credit policies and oversees our internal risk rating system for all of our borrowers. We maintain an internal risk rating system that produces a borrower rating and a facility rating. The borrower risk rating measures risk of default for each borrower based on both quantitative and qualitative measurements specific to the particular business line of the borrower. The facility risk rating measures risk of loss in the event of default for a particular facility based on the collateral or guarantee associated with the loan. Risk ratings are used to assess the credit quality of each of our borrowers and to establish credit limitations, and are factors in determining applicable credit approval levels.

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

Loan Approval
The respective boards of directors establish loan policies for CFC, RTFC, and NCSC, each of which includes a credit approval matrix. The credit approval matrix specifies the required level of approval applicable to any proposed loan based on factors such as the amount of the loan, the borrower risk rating, whether credit limitations are exceeded and whether the loan is to a member associated with one of our current directors. Through the approval matrix, the respective boards have delegated the authority to approve certain loans to the Chief Executive Officer, who has further delegated approval authority to the Corporate Credit Committee and management in the lending groups while retaining sole authority to approve certain loans.

To maintain our ability to consider and approve loans and other extensions of credit on a timely basis, each board has established a committee, made up of board members, that is authorized to approve loans that require board approval in between regularly scheduled board meetings.

Loans that require approval at a more senior level than management in the lending groups are forwarded to the Corporate Credit Committee for consideration. The Corporate Credit Committee is a cross-functional group comprised of senior vice president and vice president level employees with distribution, power supply and telecommunications lending experience, credit risk management experience, legal experience, accounting experience, regulatory experience and financial industry experience. This committee performs a vital role in maintaining a balance between the credit needs of the borrowers and the requirements for sound credit quality of our loan and guarantee portfolio. The Corporate Credit Committee monitors lending policies and practices and reviews extensions of credits requiring special attention. The Corporate Credit Committee also monitors selected rating changes, analyzes rating integrity and works to improve our internal risk rating system. Lending group staff presents the credit recommendation and answers any questions posed by the committee. The Corporate Credit Committee then approves, rejects or imposes additional conditions on the loan. Loans that require Chief Executive Officer or board approval are provided with documentation and a credit recommendation by management from the applicable lending group and the Corporate Credit Committee. The Chief Executive Officer or boards of directors or the committee of the boards established to consider credit requests between regular board meetings reviews the credit recommendation, asks questions of staff if necessary and either approves or rejects the loan request.

Policies for each of the three boards require that any exceptions to applicable credit limitations and any loan or extension of credit to a borrower that has a director of such board as one of its directors or officers must be approved by the board of directors or the established committee of the relevant board, with the director associated with the borrower requesting the loan being recused from receipt of the written materials, discussions and voting. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency lines of credit and certain other loans and lines of credit, including circumstances where a director is either a director or officer of the borrower receiving such credit. During the year ended May 31, 2013, the board delegated to the Chief Executive Officer the authority to approve loans originated to be sold or participated through the Company’s whole-loan sale programs. Such lines of credit and loans must meet specific qualifying criteria and must be underwritten in accordance with the prevailing standards and terms.

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

A loan is written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. Management makes a recommendation to the respective board of directors as to the timing and amount of loan write-offs based on various factors, including, but not limited to, cash flow analysis and the fair value of the collateral securing the borrower’s loans.

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

Loan Portfolio Performance
Our electric cooperative borrowers provide essential services and are insulated to some extent from the problems other companies may experience with regard to collection of amounts due during periods of recession. As a result, the difficult economic conditions experienced in recent years have not resulted in a significant rise in delinquencies or defaults in our borrowers’ receivables. For calendar year 2012, our electric member systems did not report a significant increase in late payments of utility bills from their member rate-payers or write-offs of such customer receivables. Since the start of the financial crisis in September 2008, only two electric cooperative borrowers have gone into payment default.

During the three-year period ended May 31, 2013, only five borrowers were in default on loan payments, three of which were telecommunications borrowers. During fiscal year 2013, we wrote off $19 million of loans outstanding to one of our distribution borrowers and there were no loan write-offs in fiscal year 2012. During fiscal year 2011, we wrote off $354 million of loans outstanding for Innovative Communication Corporation (“ICC”), a telecommunications borrower. At May 31, 2013 and 2012, all loans classified as restructured are making payments as scheduled by the restructured agreements. At May 31, 2013 and 2012, loans on non-accrual status were $23 million and $41 million, respectively. See Note 3, Loans and Commitments, for additional information on our restructured and non-performing loans.

Our total loans outstanding increased by $958 million over the last three fiscal years ended May 31, 2013. The total loans outstanding decreased by $13 million and $413 million during fiscal years 2011 and 2012, respectively, and increased by $1,384 million during fiscal year 2013. Approximately $819 million of the 2013 increase occurred during the fourth quarter of fiscal 2013. The increase in loan activity during fiscal year 2013 was primarily driven by advances to CFC and NCSC borrowers to refinance debt from other lenders, to fund capital improvements and for new loan advances. The increase in loan volume was partly offset by the pay-off of $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012. RTFC loans as a percentage of our total loan portfolio decreased from 4 percent at May 31, 2011 to 3 percent at May 31, 2012 as a result of the maturity of a $200 million telecommunications loan in fiscal year 2012. RTFC loans as a percentage of our total loan portfolio decreased from 3 percent at May 31, 2012 to 2 percent at May 31, 2013 as a result of loan amortization and repayments and low demand for new telecommunications loans.

Credit Concentration
The table below presents the total number of CFC, RTFC and NCSC borrowers by state or U.S. territory and the percentage of total loans outstanding at May 31, 2013, 2012 and 2011. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

	2013		2012		2011
State/Territory	Number of Borrowers	Loan Balance %	Number of Borrowers	Loan Balance %	Number of Borrowers	Loan Balance %
Alabama	26	1.83%	26	1.99%	27	2.29%
Alaska	20	3.26	18	2.61	19	1.99
Arizona	12	1.10	11	1.40	12	1.06
Arkansas	19	2.73	20	2.98	19	2.82
California	5	0.13	5	0.10	5	0.13
Colorado	28	4.72	27	4.94	28	4.85
Connecticut	-	-	-	-	1	1.03
Delaware	1	0.12	1	0.13	1	0.13
District of Columbia	1	-	1	-	2	0.04
Florida	16	2.68	16	2.89	16	2.90
Georgia	46	6.90	47	7.50	47	7.98
Hawaii	1	0.12	1	0.13	1	0.04
Idaho	13	0.73	14	0.76	14	0.78
Illinois	31	3.72	30	4.06	30	3.70
Indiana	45	2.89	44	3.05	44	3.28
Iowa	42	2.10	46	2.25	49	2.17
Kansas	39	4.23	40	4.52	43	4.09
Kentucky	25	3.48	25	1.73	25	1.93
Louisiana	12	1.46	13	1.61	11	1.49
Maine	4	0.07	3	0.05	2	0.04
Maryland	3	1.15	3	1.03	3	1.06
Michigan	16	0.71	16	0.82	16	0.93
Minnesota	54	3.57	53	3.89	54	4.02
Mississippi	22	1.85	25	2.00	24	1.96
Missouri	52	5.27	49	4.92	49	3.99
Montana	28	0.70	26	0.65	25	0.60
Nebraska	19	0.21	9	0.11	10	0.10
Nevada	5	1.22	5	0.99	4	0.87
New Hampshire	2	0.48	1	0.42	1	0.54
New Jersey	2	0.10	2	0.09	2	0.08
New Mexico	15	0.39	16	0.49	17	0.46
New York	7	0.11	7	0.12	7	0.11
North Carolina	31	2.78	31	2.87	31	2.63
North Dakota	13	1.68	12	0.89	13	0.72
Ohio	31	2.13	28	2.01	28	1.96
Oklahoma	30	2.98	28	2.94	29	2.74
Oregon	24	1.67	23	1.66	23	1.60
Pennsylvania	16	2.22	16	2.28	16	2.07
South Carolina	26	2.53	25	2.72	25	2.68
South Dakota	32	1.01	32	1.09	33	0.88
Tennessee	19	0.29	19	0.28	22	0.31
Texas	72	14.76	72	16.63	74	18.17
Utah	6	2.60	6	2.88	6	2.89
Vermont	6	0.31	5	0.27	6	0.31
Virginia	19	1.80	19	1.46	19	2.00
Washington	11	1.69	11	0.84	11	0.87
West Virginia	2	0.08	2	0.09	2	0.01
Wisconsin	26	2.08	27	2.19	26	2.14
Wyoming	13	1.36	13	0.67	13	0.56
Total	988	100%	969	100%	985	100%

The service territories of our electric and telecommunications members and associates are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our members provide essential electric and telecommunications services to customers in rural areas covering approximately 70 percent of the land mass of the contiguous United States. Each system is separate from other systems and there is significant variance in the size of each system, thus each system’s capital requirements vary. At May 31, 2013, 2012 and 2011, loans outstanding to any one borrower did not exceed 2.3 percent, 2.6 percent and 2.6 percent, respectively, of total loans outstanding. At May 31, 2013, the top 10 borrowers held 15 percent of total loans outstanding compared with 15 percent and 17 percent of total loans outstanding at May 31, 2012 and 2011, respectively.

At May 31, 2013, 2012 and 2011, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 15 percent, 17 percent and 18 percent, respectively, of total loans outstanding. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared with other states at May 31, 2013:
•	Texas has the largest number of total borrowers compared with other states (see table on page 9); and
•	Texas has the largest number of power supply systems (8 of our 52 power supply system borrowers), which require significantly more capital than distribution systems and telecommunications systems.

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

Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2013, 2012 and 2011, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2013	% of Total	2012	% of Total	2011	% of Total
Long-term	$4,718,162	35%	$5,437,881	38%	$5,461,484	39%
Line of credit	8,704,586	65	8,691,543	62	8,609,191	61
Total	$13,422,748	100%	$14,129,424	100%	$14,070,675	100%

CFC	$12,196,431	91%	$13,028,657	92%	$13,074,685	93%
RTFC	317,344	2	341,792	2	366,060	3
NCSC	908,973	7	758,975	6	629,930	4
Total	$13,422,748	100%	$14,129,424	100%	$14,070,675	100%

A total of $1,703 million, $1,303 million and $999 million of line of credit unadvanced commitments at May 31, 2013, 2012 and 2011, respectively, represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan.

The remaining available amounts at May 31, 2013, 2012 and 2011 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The above items all contribute to our expectation that a large portion of the unadvanced commitments reported at May 31, 2013 will expire without being utilized.

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

Loan Security
Long-term loans are typically senior secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower, subject to standard liens typical in utility mortgages such as those related to taxes, worker’s compensation awards, mechanics’ and similar liens, rights-of-way, governmental rights and judgment liens. We are able to obtain liens on parity with liens for the benefit of RUS even where the RUS loan was made earlier in time than ours because RUS’s form of mortgage expressly provides for other lenders such as CFC to have a parity lien position if the borrower satisfies certain conditions or obtains a written lien accommodation from RUS. When we make loans to borrowers that have existing loans from RUS, we generally require those borrowers to either obtain such a lien accommodation or satisfy the conditions necessary for our loan to be secured on parity under the mortgage with the loan from RUS.

Our line of credit loans are generally unsecured. Line of credit loans are generally to provide a source of working capital, and thus it is market practice that line of credit loans are not secured.

At May 31, 2013 and 2012, $2,243 million and $1,658 million out of $20,296 million and $18,912 million, respectively, of total loans outstanding were unsecured, representing 11 percent and 9 percent of total loans outstanding, respectively.

Guarantee Programs

When we guarantee debt obligations for our members, we use the same credit policies and monitoring procedures for guarantees as for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, on demand, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. We have no significant guarantee concentrations in any one state or territory.

The following table provides a breakout of guarantees outstanding by type and member class at May 31:

(dollar amounts in thousands)	2013	2012	2011
Total by guarantee type:
Long-term tax-exempt bonds	$547,970	$573,110	$599,935
Indemnifications of tax benefit transfers	784	49,771	59,895
Letters of credit	447,683	509,514	327,201
Other guarantees	116,334	116,935	117,957
Total	$1,112,771	$1,249,330	$1,104,988

Total by member class:
CFC:	2013		2012		2011
Distribution	$245,265	22%	$340,385	27%	$217,099	20%
Power supply	810,900	73	854,444	68	817,618	74
Statewide and associate	6,948	1	7,202	1	20,807	2
CFC Total	1,063,113	96	1,202,031	96	1,055,524	96
RTFC	3,711	-	1,026	-	821	-
NCSC	45,947	4	46,273	4	48,643	4
Total	$1,112,771	100%	$1,249,330	100%	$1,104,988	100%

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

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days including weekly, every five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member that issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. At May 31, 2013, 2012 and 2011, we were the guarantor and liquidity provider for $473 million, $498 million, and $524 million, respectively, of tax-exempt bonds issued for our member cooperatives. During the years ended May 31, 2013, 2012 and 2011 we were not required to purchase any tax-exempt bonds pursuant to our obligation as liquidity provider.

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

Our Lending Competition

Electric Lending
RUS is the largest lender to electric cooperatives. RUS provides long-term secured loans. CFC offers its members financial products and services that supplement and complement those of RUS and, therefore, CFC does not consider RUS to be a competitor. CFC competes with banks and other financial institutions to make bridge loans that are needed by electric cooperatives in anticipation of obtaining long-term funding from RUS, to finance a portion of a loan that RUS is unable to provide, and to provide loans to members that have elected not to borrow from RUS. For the federal government fiscal year ending September 30, 2013, authorized lending levels under the RUS electric loan program were $100 million for hardship loans and $6,500 million for loan guarantees.

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

•
CFC RateWatch. This service allows members to monitor certain interest rates and alerts borrowers when fixed rates reach a maximum or minimum level specified by the borrower. Members can lock in a current interest rate for any term specified on expected future borrowings to mitigate risk, subject to certain fees. Borrowers with variable-rate loans are notified when fixed rates reach the selected level and have the option of converting at that time or of resetting CFC RateWatch at a new level. CFC offers this service to members free of charge.

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

According to financial data provided to us by our 809 reporting distribution systems and 57 reporting power supply systems as of December 31, 2012, and our 809 reporting electric cooperative distribution systems and 59 reporting power supply systems as of December 31, 2011, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows:

(dollar amounts in thousands)	2012	2011
Total long-term debt reported by members:
Distribution	$40,738,408	$39,030,471
Power supply	42,815,991	40,658,796
Less: long-term debt funded by RUS	(39,680,399)	(39,122,823)
Members’ non-RUS long-term debt	$43,874,000	$40,566,444

(dollar amounts in thousands)	2012	% of Total	2011	% of Total
Long-term debt funded by CFC	$17,101,777	39%	$16,516,682	41%
Long-term debt funded by other lenders	26,772,223	61	24,049,762	59
Members’ non-RUS long-term debt	$43,874,000	100%	$40,566,444	100%

Members’ long-term debt funded by CFC is further summarized by type below at December 31:

(dollar amounts in thousands)	2012	% of Total	2011	% of Total
Distribution	$13,343,007	78%	$13,184,791	80%
Power supply	3,758,770	22	3,331,891	20
Long-term debt funded by CFC	$17,101,777	100%	$16,516,682	100%

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports our members file with us or from CoBank, ACB’s public disclosure, but we believe that CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending
In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For the federal government’s fiscal year ending September 30, 2013, RUS has $690 million in annual lending authority for its traditional plant modernization and upgrade lending program of direct loans to rural telephone systems and the Telecommunications Infrastructure Loan program. Additionally, approximately $63 million in loans is available under the Rural Broadband Access Loan and Loan Guarantee Program. In addition, the American Recovery and Reinvestment Act of 2009 provided RUS with $2,500 million of budget authority for loans and grants and the U.S. Department of Commerce’s National Telecommunications and Information Administration with $4,700 million in budget authority for grants to support the expansion of broadband service into unserved and underserved areas.

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

As of December 31, 2012, RUS had approximately $4,660 million in long-term loans outstanding to telecommunications borrowers. At December 31, 2012, RTFC had $514 million in long-term loans outstanding to telecommunications borrowers.

Our Regulation

CFC, RTFC and NCSC are not subject to state or federal regulatory oversight or compliance with regard to lending. CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to usury laws and laws governing mortgages.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry. Of particular importance for our operations are the Act’s Title VII provisions imposing new requirements on certain entities that use derivatives, including requirements for swap end-users, such as mandatory clearing, margin mandates and recordkeeping requirements.

Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are still in process. Accordingly, it is difficult to fully assess the impact of the Dodd-Frank Act on CFC and the financial services industry at this time. Numerous federal agencies, including the Commodity Futures Trading Commission (“CFTC”), Federal Deposit Insurance Corporation (“FDIC”) and the Securities Exchange Commission (“SEC”) have significant discretion in drafting and implementing rules and regulations under the Dodd-Frank Act. These rules may subject us to additional costs and operational requirements associated with any such regulations. However, the full impact of the Dodd-Frank Act will not be known until all final rules become effective. In addition, the Dodd-Frank Act requires various studies and reports to be delivered to Congress, which could result in future legislative changes or regulatory action.

Recent developments with respect to the Dodd-Frank Act rulemakings that may have an impact on CFC include the following:

• Title VII Derivatives Rulemakings — CFC is a qualified cooperative end-user of swaps and not a swap dealer under the final definition rules issued by the U.S. Commodity Futures Trading Commission (“CFTC”). As a qualified cooperative end-user we are subject to new requirements including the CFTC anti-fraud provisions, recordkeeping, transactional reporting and annual end-user exemption reporting.

• On August 13, 2013, the CFTC approved a final rule exempting certain swaps executed by qualified cooperatives from the mandatory clearing requirements.

•  CFC Counterparties — We continue to assess the impact of the Dodd-Frank Act regulations affecting the derivatives activities of the banks, swap dealers, major swap participants, and other regulated entities that are our counterparties in derivatives transactions, including, the domestic and international proposed rules on mandatory uncleared swap margin requirements for prudentially regulated banking institutions. These rules, as currently drafted, could result in additional operational and transactional costs for us.

• SEC Corporate Governance — The Dodd-Frank Act requires the SEC to promulgate rules related to executive compensation and compensation clawbacks which may require us to make additional disclosures or alter controls and/or risk management.

We have been actively engaged through the regulatory process in advocating that CFC, as a not-for-profit lender owned and controlled by its member electric cooperatives, which are commercial end-users, should be exempt from clearing and margin requirements, just as CFC’s members are exempt. As a qualified cooperative, CFC is exempt from mandatory clearing requirements pursuant to the final rule adopted by the CFTC on August 13, 2013. We will continue to urge the relevant federal agencies to include in their final rules an exemption for qualified cooperatives from mandatory margin requirements for uncleared swaps. Additionally, we will continue to monitor the rulemakings process and assess the impact of final rules and other regulatory activities under the Dodd-Frank Act on our operations.

Our Members

At May 31, 2013, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 252 associates.

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

At May 31, 2013, CFC’s membership included:
•	837 Class A distribution systems;
•	71 Class B power supply systems;
•	65 Class C statewide and regional associations, including NCSC; and
•	1 Class D national association of cooperatives.

In addition, CFC had 51 associates, including RTFC, at May 31, 2013.

RTFC
Membership in RTFC is limited to cooperative corporations, private corporations, public corporations, nonprofit corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS. These companies must be engaged directly or indirectly in furnishing telecommunications services. Holding companies, subsidiaries and other organizations approved by the RTFC Board of Directors that are owned, controlled or operated by members—or entities eligible to become members—are eligible to be an associate of RTFC. Associates are not eligible to vote at meetings of the members. All RTFC members provide services to both residential and commercial customers.

As of May 31, 2013, RTFC’s membership included 487 members and five associates. CFC is not a member of RTFC. RTFC’s members and associates consist of 194 non-for-profit entities and 298 for-profit entities.

NCSC
At May 31, 2013, membership in NCSC was limited to organizations that were Class A members of CFC, or eligible for such membership, and CFC. On June 6, 2013, NCSC amended its bylaws to also permit organizations that are Class B or C members of CFC, or eligible for such membership, to be members of NCSC. At May 31, 2013, NCSC’s membership included 376 distribution systems. All of the NCSC distribution members were also CFC members. CFC is not a member of NCSC.

In addition, NCSC had 197 associates at May 31, 2013. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide benefit to Class A, B and C members of CFC.

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

The business affairs of CFC are governed by a board of up to 23 directors that exercises all of the powers of CFC except such as are by law, the Articles of Incorporation or the bylaws conferred upon or reserved to the members.

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

NCSC
The business affairs of the association are governed by a board of up to 11 directors. Pursuant to the NCSC Bylaws, there are five districts for the general membership and one district for CFC. The five general membership districts are represented by two directors, one of which must be a director or trustee of a member and one of which must be a CEO of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members. If CFC becomes a member of NCSC, it would be the sole member of the sixth district, in which case CFC would nominate one director for election by the members.

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

Rural Electric Industry

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas. Principally through the creation of local electric cooperatives originally financed under the Rural Electrification Act loan program in 47 states and three U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11 percent in 1934 to almost 100 percent currently. According to 2011 data from the U.S. Energy Information Administration, rural electric systems serve approximately 13 percent of all consumers of electricity in the United States and its territories and serve about seven consumers per mile of line, compared with 35 customers per mile of line for investor-owned utilities. Rural electric systems account for approximately 11 percent of total sales of electricity and own about five percent of the nation’s electricity generating capacity.

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

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. As of May 31, 2013, retail customer choice is active in 14 states. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few consumers served by CFC members have switched from the traditional supplier.

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

Electric Member Regulation
There are 25 states in which some or all electric cooperatives are subject to state regulation over the rates they charge. In 14 of the 25 states, all electric cooperatives are subject to full or partial state regulation over their electric rates and the cooperatives in these 14 states do not have a right to opt out of regulation. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. In these 14 states, we had 154 distribution members and 12 power supply members with a total of $4,367 million, or 22 percent, of powers supply and distribution loans outstanding at May 31, 2013. Nine of the 25 states allow cooperatives the right to opt out of state regulation. Those states are Alaska, Colorado, Delaware, Indiana, Kansas, Michigan, New Hampshire, Oklahoma, and Wyoming. In some of these states a small number of cooperatives have decided to remain regulated, but the majority of the cooperatives have opted out of state regulation. In two states (Iowa and Minnesota) the cooperatives are statutorily exempted from state regulation, but they have the right to opt in to regulation. One cooperative in each of those two states has opted to become regulated. There are 20 states that regulate electric systems’ issuance of debt (although one of these states, New Mexico, does not regulate any loans to RUS borrowers). Federal Energy Regulatory Commission also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. At the federal level, the U.S. Environmental Protection Agency (“EPA”) has been pursuing an active regulatory agenda through a substantial number of rulemakings. Estimates indicate that regulations affecting cooling water intake structures, coal ash disposal, hazardous air pollutants, including mercury, and interstate transport of air pollutants will force the electric utility industry to incur capital costs to comply with these regulations and possibly retire from 34,000 to 59,000 megawatts of coal-fired generating capacity by 2018. In calendar year 2012, a federal court overturned the EPA’s Cross-State Air Pollution Rule that would have required electric utilities including cooperatives in some regions to make significant additional reductions in emissions within short timeframes. The decision gives a partial reprieve from emission reduction requirements for coal-dependent power generators but could compound business uncertainty as the rule being remanded to the EPA means that a rewritten rule could eventually take its place. Additionally, in calendar year 2012, the EPA began the process of regulating greenhouse gas emissions by issuing proposed rules concerning new source performance standards for carbon emissions from new fossil fuel-based power plants. This new regulation, along with other factors including the current low price of natural gas, is likely to significantly slow development of new coal-fired generation in the near term. Additional greenhouse gas emissions regulations, if any, on existing power plants could force measures on the industry to reduce power plant greenhouse gas emissions from these existing coal-fired generation units. These regulations, when they are finalized, could significantly raise the cost of electricity generated from fossil fuel plants. While we cannot currently estimate projected expenditures related to these regulations for our members, we believe the financial impact of these laws and regulations on our members will generally be less than the impact on the broader electric utility industry and that the associated costs can be passed through to their customers.

Rural Telecommunications Industry

Telecommunications systems include not-for-profit cooperative organizations and for-profit commercial organizations that primarily provide local exchange and access telecommunications services to rural areas.

Independent rural telecommunications companies provide service throughout many of the rural areas of the United States. These approximately 1,300 companies are called independent because they are not affiliated with the former Regional Bell Operating Companies, mainly, Verizon, AT&T and CenturyLink. Included in the 1,300 total are approximately 260 not-for-profit cooperatives. A majority of the remainder of these independent rural telecommunications companies are privately held commercial companies. Less than 15 of these commercial companies are publicly traded or have issued bonds in the capital markets.

Rural telecommunications companies, excluding Verizon, AT&T and CenturyLink, provide service to less than 15 percent of the approximately 120 million end-user switched access lines. These rural companies range in size from fewer than 100 customers to more than 5 million. Annual operating revenue for individual rural telecommunications companies ranges from less than $0.1 million to more than $3,000 million. In addition to basic local exchange and access telecommunications service, most independents offer other communications services including wireless voice and data, cable television and high-speed Internet access. Most rural telecommunications companies’ networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies.

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

The national goal of universal service is accomplished through a support mechanism, the Universal Service Fund (“USF”), that is required by law to be: (i) sufficient to ensure that consumers throughout the nation, including those in rural and insular areas, receive communications services at rates and of a quality that are reasonably comparable with those obtained by users in urban areas, and (ii) portable; that is, available to all eligible providers. The USF provides support for rural local exchange carriers with costs significantly above the national average. Certain elements of the USF also mitigate fluctuations in implicit cost recovery long contained in the access charges that local telecommunications companies levy on long-distance carriers. As these access charges have been reduced, rural local exchange carriers have obtained compensatory support from the USF. The USF is an important revenue source for most rural local exchange carriers.

The nexus between competition and universal service is the issue of competitor eligibility for universal service funding—the “portability” feature of the USF. Historically many rural wireline markets were first served (and continue to be served) by small, locally owned companies. As wireless carriers extended their coverage areas into some rural markets, they could become eligible for USF. Federal Communications Commission (“FCC”) rules, however, did not limit the number of competing carriers that could obtain USF support for serving any particular market. By obtaining competitive eligible telecommunications carrier status from state and federal regulators (as provided for in the Telecom Act), these wireless carriers were able to receive universal service funds based on the incumbent local exchange carriers’ costs (the “identical support” rule). Although the FCC took steps to address the rampant growth in USF caused by the availability offered to multiple competitive carriers, the process led to growth in claims on the fund and great concern for its sustainability. The USF’s current contribution base of interstate telecommunications revenue is shrinking as traditional long distance minutes-of-use decline due to wireless nationwide calling plans, e-mail and voice-over-internet protocol substitution. Increased demand for funding from the USF has resulted in the rate assessed on all participants in the nationwide network (the “contribution factor”) being increased to 16 percent of interstate and international long distance revenue for the second quarter of calendar year 2013, compared with approximately 11 percent five years ago.

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

Deregulation has not had a significant effect on the wireline local exchange carrier business segment. The FCC continues to regulate wireline telephony under Title II of the Act. Internet, video, wireless and competitive local exchange services are much less regulated. In pursuit of its net neutrality policy, however, the FCC in December 2010 promulgated new “open Internet” rules related to service transparency, blocking and discrimination, which are applicable to certain broadband Internet access services. It also has been considering other potential new regulations that would apply to broadband communications after having previously considered broadband Internet services to be information service exempt from Title II regulation. Most rural local exchange carriers are expanding their service offerings to customers in less regulated business segments. With few competitors in the most rural parts of their service areas, rural local exchange carriers generally have been successful in these growth and diversification efforts.

On October 27, 2011 the FCC adopted an order to reform the USF and intercarrier compensation systems. This comprehensive plan was intended to restructure the USF to support broadband deployment to unserved parts of the country going forward and revamp the rates carriers pay each other to connect local calls.

The USF is to be transformed, in stages, over a multi-year period, from a mechanism to support voice telephone service to one that supports the deployment of both fixed and mobile broadband. The existing USF was criticized as failing to direct money where it is needed in rural America. As a result, some rural areas have access to broadband but many do not. The High-Cost Fund (the mechanism through which local exchange carriers received support to help provide services in rural areas) is to be phased out and replaced with a new Connect America Fund with a firm budget set at no more than $4,500 million per year over the next six years. The Connect America Fund includes the targeted Mobility Fund to support the deployment of wireless broadband networks to unserved areas and the Remote Areas Fund, to ensure affordable access to broadband networks for the most remote areas in the nation.

In regard to intercarrier compensation systems, the FCC’s order included immediate reforms aimed at curbing arbitrage schemes, phantom traffic and other such schemes as well as a multiyear “glide path” toward comprehensive reform of the intercarrier compensation systems payment framework. The ultimate goal is bill-and-keep, a system where carriers look first to their subscribers to cover the costs of the networks, then to explicit universal service support where necessary.

The rural telecommunications industry is actively participating in this regulatory reform process. At this stage, the outcome of the proposed rulemaking is unclear; however, the impending changes to the revenue mechanisms for rural telecommunications companies will affect each company differently, and revenue shortfalls are expected to be addressed through a waiver process established by the FCC or adjustments to local service rates.

Disaster Recovery

We have continued to use a comprehensive Business Continuity and Disaster Recovery plan since May of 2001. The plan establishes the basic principles and framework necessary to ensure emergency response, resumption, restoration and permanent recovery of the CFC’s operations and business activities during a business interruption event. This plan includes a duplication of our production information systems at an offsite facility coupled with an extensive business continuity and recovery process to leverage those remote systems.

All of CFC’s departments develop, exercise, test and maintain business resumption plans for the resumption and recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. Specifically, we conduct disaster recovery exercises twice a year that include both the information technology group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

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

NCSC is a taxable cooperative that is subject to income tax annually based on its net income for the fiscal year.

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

CFC
Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior-period losses, if any.

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

RTFC
In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings may first be used to offset prior-period losses, if any.

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

NCSC
In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated to the reserves. Net earnings may first be used to offset prior-period losses, if any.

Pursuant to NCSC’s bylaws, the NCSC Board of Directors shall determine the method, basis, priority and order of amounts allocated and retired. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when patronage-sourced net earnings will be retired. There is no effect on the balance of equity due to the allocation of net earnings. The amounts disbursed from board-approved reserves reduce the balance of NCSC equity.

Investment Policy

Surplus funds are invested based on policies adopted by our board of directors. Under present policy, surplus funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof or other highly liquid investment- grade securities. Current investments may include highly rated securities such as commercial paper, obligations of foreign governments, Eurodollar deposits, bankers’ acceptances, bank letters of credit, certificates of deposit, working capital acceptances or other deposits with financial institutions. The policy also permits investments in certain types of repurchase agreements with highly rated financial institutions, whereby the assets consist of eligible securities of a type listed above set aside in a segregated account. In addition, this policy permits investments in any government-sponsored enterprise, including, but not limited to, the Federal Agricultural Mortgage Corporation, subject to certain limitations.

Employees

At May 31, 2013, we had 231 employees, including financial and legal personnel, management specialists, credit analysts, accountants and support staff. We believe that our relations with our employees are good.

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
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan. At May 31, 2013, fixed-rate loans funded with variable-rate debt totaled $1,325 million, or 6 percent of total assets and total assets excluding derivative assets.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in prepayments on long-term fixed-rate loans scheduled to reprice. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. At May 31, 2013, $1,318 million of fixed-rate loans have a fixed-rate term scheduled to reprice during the next 12 months.

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
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by the NRECA and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. To address the conflict of interest inherent in our credit and lending activities with respect to any member that has one of its officers or directors sitting on the CFC Board of Directors, all loans, guarantees and other extensions of credit to such member are required to be approved by the CFC Board of Directors or the Loan Committee of the CFC Board of Directors, with the interested director being recused from receipt of the written materials and the discussions and the vote on the approval of the proposed loan, guarantee or extension of credit. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency lines of credit and certain other loans and lines of credit. All such loan and line of credit requests are required to go through the same underwriting process and review as other loan and line of credit requests before being submitted to the board of directors or Loan Committee for approval. Unlike FDIC-insured banking institutions, we are not subject to federal or state regulation, examination or oversight with regard to our lending activity.

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

At May 31, 2013, we were a party to derivative instruments with notional amounts totaling $8,788 million. At May 31, 2013, the highest concentration of total notional exposure to any one counterparty was 20 percent of total derivative instruments. Based on the fair market value of our derivative instruments at May 31, 2013, there were three counterparties that would be required to make payments to us totaling $65 million if all of our derivative instruments were terminated on that date. The largest amount owed to us by a single counterparty was $49 million, or 75 percent of the total payments owed to us at May 31, 2013.

A reduction in the credit ratings for our debt could adversely affect our liquidity and/or cost of debt.
Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently contract with two nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. Our credit ratings are important to our liquidity. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation. Changes in rating agencies’ rating methodology, actions by governmental entities or others, additional losses from impaired loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A significant increase in our interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2013, we may be required to make a payment of up to $209 million if our senior unsecured ratings from Moody’s Investors Service falls to or below Baa1 or from Standard & Poor’s Corporation falls to or below BBB+ and all agreements for which we owe amounts are terminated. In calculating the required payments, we only considered agreements that, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

At May 31, 2013, our senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks from Moody’s Investors Service and Standard & Poor’s Corporation, such rating outlooks may provide an indication of possible future movement in the ratings. At May 31, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Our concentration of loans to borrowers within the rural electric industry could impair our revenue if that industry experiences economic difficulties.
At May 31, 2013, approximately 98 percent of our total exposure was to rural electric cooperatives. Factors that have a negative impact on our member rural electric cooperatives’ financial results could also impair their ability to make payments on our loans. If our members’ financial results materially deteriorate, we could be required to increase our loan loss allowance through provisions for loan loss on our income statement that would reduce reported net income.

Advances in technology may change the way electricity is generated and transmitted or may continue to change the way telecommunications services are provided to businesses and consumers prior to the maturity of our loans to rural electric and telecommunications systems.
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

Pursuant to one of our collateral trust bond indentures, we are required (i) to maintain eligible collateral pledged at least equal to 100 percent of the principal amount of the bonds issued under the indenture, and (ii) to limit senior indebtedness to 20 times the sum of our members’ equity, subordinated deferrable debt and members’ subordinated certificates. Our medium-term note indentures also require us to comply with (ii) above.

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

CFC owns approximately 141,000 square feet of office, meeting and storage space that serves as its headquarters in Loudoun County, Virginia, effective September 2011. The building was constructed using 16 of 42 acres of land we own in Loudoun County, Virginia. The remaining acreage allows for any potential future expansion. The headquarters is pursuing Gold certification under the Leadership in Energy and Environmental Design for New Construction rating system created by the U.S. Green Building Council.

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

Item 4.	Mine Safety Disclosures.

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Inapplicable.

Item 6.	Selected Financial Data.

The following is a summary of selected financial data for the years ended and as of May 31:

(dollar amounts in thousands)
For the year ended May 31:	2013	2012	2011	2010	2009
Interest income	$955,753	$960,961	$1,008,911	$1,043,635	$1,070,764
Net interest income	263,728	199,183	167,831	131,524	135,743
Derivative gains (losses) (1)	84,843	(236,620)	(30,236)	(20,608)	(47,028)
Income (loss) prior to income taxes (2)	360,836	(151,404)	152,542	110,251	(78,871)
Net income (loss) (3)	358,087	(148,797)	151,215	110,547	(73,770)

Fixed-charge coverage ratio/TIER (3)(4)	1.52	-	1.18	1.12	-
Adjusted TIER (5)	1.29	1.10	1.21	1.12	1.10

As of May 31:
Loans to members	$20,305,874	$18,919,612	$19,330,797	$19,342,704	$20,192,309
Allowance for loan losses	(54,325)	(143,326)	(161,177)	(592,764)	(622,960)
Assets	22,071,651	19,951,335	20,561,622	20,143,215	20,982,705
Short-term debt	7,719,483	4,493,434	5,842,924	4,606,361	4,867,864
Long-term debt (6)	10,696,433	12,151,967	11,293,249	12,054,497	12,720,055
Subordinated deferrable debt	400,000	186,440	186,440	311,440	311,440
Members’ subordinated certificates (7)	1,729,226	1,722,744	1,801,212	1,810,715	1,740,054
Total equity	811,261	490,755	687,309	586,767	519,100
Guarantees	1,112,771	1,249,330	1,104,988	1,171,109	1,275,455

Leverage ratio (4)	27.58	42.20	30.52	35.33	41.88
Adjusted leverage ratio (5)	6.11	6.46	6.48	6.34	7.06
Debt-to-equity ratio (4)	26.21	39.65	28.92	33.33	39.42
Adjusted debt-to-equity ratio (5)	5.76	6.01	6.09	5.93	6.59
(1) Amount represents changes in the fair value of derivative instruments (forward value) along with realized gains and losses from cash settlements. Derivative cash settlements represent the net settlements received/paid on interest rate and cross-currency exchange agreements that do not qualify for hedge accounting. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as amortization related to the transition adjustment recorded as an other comprehensive loss on June 1, 2001.
(2) Includes a one-time gain of $23 million from the proceeds of a settlement with CoBank, ACB, for the year ended May 31, 2010.
(3) For the years ended May 31, 2012, 2011, 2010 and 2009 the fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our times interest earned ratio (“TIER”) calculation. For the year ended May 31, 2013, the fixed-charge coverage ratio is the same calculation as our TIER as we did not have any capitalized interest during that period. For the years ended May 31, 2012 and 2009, earnings were insufficient to cover fixed charges by $149 million and $74 million, respectively.
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
(6) Excludes $3,669 million $1,247 million, $2,523 million, $2,312 million, and $2,580 million in long-term debt that comes due, matures and/or will be redeemed during fiscal years 2014, 2013, 2012, 2011 and 2010, respectively (see Note 5, Short-Term Debt and Credit Arrangements, to the consolidated financial statements).
(7) Excludes $37 million, $17 million and $12 million of members’ subordinated certificates reported as short-term debt at May 31, 2013, 2012 and 2011, respectively.

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

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. We measure our performance based on GAAP and non-GAAP measures. The financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. The main adjustments we make to calculate the non-GAAP measures compared with the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds CFC member loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

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

Executive Summary

Lending Activity
Loans outstanding increased by $1,384 million or 7 percent during the year ended May 31, 2013 primarily due to an increase of $866 million in CFC distribution loans, an increase of $411 million in CFC power supply loans and an increase of $179 million in NCSC loans partly offset by a decrease of $69 million in RTFC loans. The increase in loans outstanding was largely driven by advances made related to the voluntary accelerated funding option for defined benefit pension plans introduced in January 2013 by the NRECA and advances made related to an electricity prepayment option introduced in November 2012 by a federal agency that markets wholesale electric power. Loan advances under these programs totaled $885 million during the year ended May 31, 2013. The increase in CFC distribution loans was partly offset by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the year ended May 31, 2013, $1,746 million of CFC long-term fixed-rate loans repriced. Of this total, $1,450 million selected a new long-term fixed rate; $173 million selected a long-term variable rate; $27 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $96 million were repaid in full.

Funding Activity
During the year ended May 31, 2013, total debt outstanding increased by $1,991 million primarily due to funding for the $1,384 million increase in loans outstanding and $658 million increase in cash and investments. We funded the overall growth in our balance sheet as well as the refinancing of higher cost debt with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds, and notes payable issued under our Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation.

Credit spreads and rates continued to decrease during fiscal 2013, which provided us with the opportunity to refinance maturing debt with lower cost debt and exercise early redemptions of our collateral trust bonds and subordinated deferrable debt to replace such debt with lower cost debt. Specifically, we completed a debt exchange transaction in which we exchanged $340 million of our 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash. On March 1, 2013, we redeemed early $300 million of our $900 million, 5.50 percent, collateral trust bonds with an original maturity of July 1, 2013. On April 25, 2013, we issued $400 million of 4.75 percent subordinated debt due 2043. On May 24, 2013, we redeemed early all of our $88 million of Series NRC 6.10 percent subordinated debt due 2044 and all of our $98 million of Series NRU 5.95 percent subordinated debt due 2045 at par. During the year ended May 31, 2013, we continued to maintain a high utilization of our commercial paper and other short-term funding to take advantage of the low interest rate environment. At May 31, 2013 and 2012, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent and 17 percent, respectively, of total debt outstanding.

In March 2013, we took advantage of availability in the capital markets to extend the maturity and increase the amount of our revolving credit agreements thereby providing us with an additional source of liquidity over the near term. Specifically, we amended our $1,125 million three-year, $885 million four-year, and $835 million five-year revolving credit agreements to (i) extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 21, 2015, 2016, and 2017, respectively, and (ii) lower the facility fee for the three-year revolving credit agreement to 10 basis points. With respect to the three-year agreement, $219 million of commitments will expire at the original maturity date of March 21, 2014 and the facility fee for lenders holding such commitments will continue to be 15 basis points until maturity. In addition, we exercised our option to increase the commitment levels for the four-year and five-year revolving credit agreements to $1,008 million, and $958 million, respectively. On May 30, 2013, we exercised the commitment increase option under our $1,125 million three-year credit agreement maturing on October 21, 2015 and increased the commitment by $10 million.

Financial Results
For the years ended May 31, 2013 and 2012, we reported net income of $358 million and net loss of $149 million, respectively, and TIER of 1.52 and below 1.00, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the years ended May 31, 2013 and 2012, our adjusted net income was $217 million and $75 million, respectively, and adjusted TIER was 1.29 and 1.10, respectively.

The increase to our adjusted net income for the year ended May 31, 2013 as compared with the prior year was driven primarily by an increase in the recovery of our loan losses, a reduction to the loss reported on foreclosed asset operations and an increase to fee income and adjusted net interest income. For the year ended May 31, 2013, we reported a recovery of loan losses of $70 million compared to $18 million for the prior year. The increase in the recovery is due to refinements in assumptions used to estimate of our allowance for loan losses. For the year ended May 31, 2013 we also reported a net loss of $1 million from foreclosed assets compared with a loss of $67 million in the prior year. This improvement in results was primarily due to the fact that no impairment was recorded at May 31, 2013 versus $45 million of impairment in the prior year and $13 million of positive one-time adjustments being recorded in the current year period. We had an increase of $20 million to fee and other income for the year ended May 31, 2013, which is primarily due to the $13 million prepayment fee received on a capital expenditures loan in September 2012 and other prepayment fees received. We also had an increase of $21 million to adjusted net interest income, which was primarily due to the refinancing of higher cost debt with lower cost debt and the continued high utilization of our commercial paper issuance capacity.

At May 31, 2013, our debt-to-equity ratio decreased to 26.21 -to-1 compared with 39.65-to-1 at May 31, 2012. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio decreased to 5.76 -to-1 at May 31, 2013 compared with 6.01-to-1 at May 31, 2012 primarily due to the increase in adjusted equity partially offset by the increase in adjusted liabilities.

Outlook for the Next 12 Months
We expect the amount of new long-term loan advances to slightly exceed scheduled long-term loan repayments over the next 12 months. We expect earnings from core lending operations to be fairly stable over the next 12 months.

We have $3,669 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At May 31, 2013, we had $909 million in cash and investments, up to $749 million available under committed loan facilities from the Federal Financing Bank, $3,097 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,358 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $4,050 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature through May 31, 2014, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions. As of the date of our filing, approximately $1,052 million of the total long-term debt maturing in the next twelve months has matured or been refinanced.

We expect to be able to maintain the adjusted debt-to-equity ratio within a range of 6.00-to-1 over the next 12 months.

Critical Accounting Policies and Estimates

Our significant accounting principles, as described in Note 1, General Information and Accounting Polices, to the consolidated financial statements, are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

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

There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required. We review the estimates and assumptions used in the calculations of the loan loss allowance on a quarterly basis. Because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to incurred losses. The methodology used to calculate the loan loss allowance is summarized below.

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

During the fourth quarter of fiscal year 2013 we experienced an increase in the amount of loan advances. Specifically, total loans outstanding increased $819 million during the fourth quarter of fiscal 2013 which represents 59 percent of the total increase for fiscal 2013 with a larger than usual amount in the form of unsecured loans. The shift to unsecured from secured as well as the recording of our first distribution system loss prompted us to assess the inputs and assumptions used in our allowance for loan losses. We have also seen a shift in the mix of our loan portfolio to primarily electric system loans over recent years.

As of May 31, 2013, the Company made refinements in the assumptions used to estimate its allowance for loan losses. Specifically, we updated certain assumptions used to estimate defaults, which included transitioning from the S&P corporate bond default table to the S&P utility sector default table, refining the linkage between the Company’s internal risk ratings and the S&P ratings and reassessing and reducing the loss emergence period.

In consideration of the aforementioned items, we determined that the Standard & Poor’s corporate bond default table used prior to May 31, 2013 was no longer the most representative of the estimated default profile of our current loan portfolio. As of May 31, 2013, we began using the Standard & Poor’s utility sector default table, which we believe is more representative of the default risk associated with the current composition of our loan portfolio.

Our internal risk ratings system is designed to produce a borrower risk rating (“BRR”) for each borrower and a facility risk rating (“FRR”) for each loan or other credit facility. Based on our internal policies and practices, the BRR is considered a measure of a borrower’s risk of default and is determined by various risk factors including quantitative and qualitative measures and assessments. The FRR is also considered a measure of default risk based on the BRR with adjustments dependent on whether the loan or other credit facility is secured or guaranteed. We have determined that the BRR, rather than the FRR, is a more accurate credit quality indicator as of May 31, 2013, and as such the risk ratings used in our loan loss model are based on BRR.

The Company has a history of limited defaults and charge-offs on our loans. In determining the allowance for loan losses, we estimate the loans that will default during the loss emergence period, which is the time between the loss causing event(s) and the date that we charge off the unrecoverable portion of the loan. At May 31, 2013, our most recent historical experience indicates that, on average, the loss emergence period of our loan portfolio is five years, which is shorter than the time period previously estimated by the Company. Such loss emergence period considers the various workout efforts and restructurings by the Company as well as our recent experience in the current environment.

These refinements resulted in a decrease to the general allowance for loan losses of $55 million at May 31, 2013.

As a result of the refinements made in the assumptions used to estimate the general allowance for loan losses, we also refined our approach for calculating the qualitative component of the general reserve by focusing on risk factors not captured in the general allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. To measure these additional risk factors, we incorporated an internal credit risk ratings portfolio stress test into our assessment of the qualitative reserve for the general portfolio. The refinements in the qualitative component of the general reserve resulted in a decrease to the allowance for loan losses of $19 million at May 31, 2013.

We believe these refinements will more appropriately reflect the allowance for loan losses and the related provision for loan losses in our financial statements. We concluded that these refinements represent a change in an accounting estimate which we therefore recorded in the quarter ended May 31, 2013.

The combination of these refinements resulted in a decrease to the allowance for loan losses of $74 million at May 31, 2013 and a corresponding increase to the recovery of loan losses of $74 million for the quarter ended May 31, 2013.

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
•
Standard & Poor’s historical utility sector default table. The table provides expected default rates for the utility sector based on rating level and the remaining maturity. We correlate our internal risk ratings to the ratings used in the utility sector default table. We use the default table to assist in estimating our loan loss allowance because we have limited history from which to develop loss expectations.

•	Loss Emergence Period. Estimated based on the time between the loss causing event(s) and the date that we charge off the unrecoverable portion of the loan.
•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. We have been lending to electric cooperatives since our incorporation in 1969.

At May 31, 2013, the $41 million reserve produced by our general allowance for loan losses model represented 0.20 percent of the outstanding balance of loans. An increase or decrease of ten percent in our default rates would result in a corresponding increase or decrease of $4 million to the general allowance for loan losses model. An increase or decrease of 1 percent in our recovery rates would result in a corresponding increase or decrease of $3 million to the general allowance for loan losses model.

In addition to the loan loss allowance for the general portfolio, we maintain a qualitative reserve for the general portfolio based on risk factors not captured in the general allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. We actively monitor the operations and financial performance of our borrowers through the review of audited financial statements, review of borrower prepared financial statements (if required) and discussions with borrower management. As a result of the lag, there could be credit events or circumstances that exist with our borrowers for which we have not been made aware that could potentially lead to reassessing/downgrading of certain BRRs to better reflect the risk of default and ultimate loss. Additional qualitative considerations include our expectations with respect to loan workouts, risks associated with large loan exposures and economic and environmental factors.

To measure these additional risk factors supporting an additional reserve for the general portfolio, we perform an internal credit risk ratings portfolio stress test quantifying the impact that both upgrades and downgrades in internal credit risk ratings would have on our estimate of losses inherent in the portfolio.

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

An impairment loss on a loan receivable is recognized as the difference between the recorded investment in the loan and the present value of the estimated future cash flows associated with the loan discounted at the effective interest rate. If the current balance in the receivable is greater than the net present value, the impairment is equal to that difference and a portion of the loan loss allowance is specifically reserved based on the calculated impairment. If future cash flows cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral securing the loan.

In calculating the impairment on a loan, the estimates of the expected future cash flows or collateral value are the key estimates made by management. Changes in the estimated future cash flows or collateral value affect the amount of the calculated impairment. The change in cash flows required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the effective interest rate at the time the loan became impaired and the amount of the loan outstanding. Estimates are not used to determine our investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date, and the discount rate is equal to the effective interest rate on the loan at the time the loan became impaired.

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

The primary instruments recorded on our balance sheet at fair value are derivative financial instruments. Derivative instruments must be recorded on the balance sheet as either an asset or liability measured at fair value. Since these instruments generally do not qualify for hedge accounting, the accounting standards require that we record all changes in fair value through earnings. We record the change in the fair value of derivative instruments, along with realized gains and losses from cash settlements, in the derivative losses line item of the consolidated statement of operations each reporting period.

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

Results of Operations
The following table presents the results of operations for the years ended May 31, 2013, 2012 and 2011.

	For the years ended May 31,			Change from the previous year
(dollar amounts in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest income	$955,753	$960,961	$1,008,911	$(5,208)	$(47,950)
Interest expense	(692,025)	(761,778)	(841,080)	69,753	79,302
Net interest income	263,728	199,183	167,831	64,545	31,352
Recovery of loan losses	70,091	18,108	83,010	51,983	(64,902)
Net interest income after recovery of
loan losses	333,819	217,291	250,841	116,528	(33,550)

Non-interest income:
Fee and other income	38,181	17,749	23,646	20,432	(5,897)
Derivative gains (losses)	84,843	(236,620)	(30,236)	321,463	(206,384)
Results of operations from foreclosed assets	(897)	(67,497)	(15,989)	66,600	(51,508)
Total non-interest income	122,127	(286,368)	(22,579)	408,495	(263,789)

Non-interest expense:
Salaries and employee benefits	(55,536)	(39,364)	(42,856)	(16,172)	3,492
Other general and administrative expenses	(28,646)	(25,973)	(28,591)	(2,673)	2,618
Recovery of (provision for) guarantee liability	4,772	(726)	673	5,498	(1,399)
Loss on early extinguishment of debt	(10,636)	(15,525)	(3,928)	4,889	(11,597)
Other	(5,064)	(739)	(1,018)	(4,325)	279
Total non-interest expense	(95,110)	(82,327)	(75,720)	(12,783)	(6,607)

Income (loss) prior to income taxes	360,836	(151,404)	152,542	512,240	(303,946)

Income tax (expense) benefit	(2,749)	2,607	(1,327)	(5,356)	3,934
Net income (loss)	358,087	(148,797)	151,215	506,884	(300,012)
Less: Net (income) loss attributable to
noncontrolling interest	(4,328)	4,070	(1,789)	(8,398)	5,859
Net income (loss) attributable to CFC	$353,759	$(144,727)	$149,426	$498,486	$(294,153)
Adjusted net income	$216,783	$74,977	$174,603	$141,806	$(99,626)
Adjusted interest expense	$(748,486)	$(774,624)	$(847,928)	$26,138	$73,304

TIER (1)	1.52	-	1.18
Adjusted TIER (2)	1.29	1.10	1.21

(1) For the year ended May 31, 2012, we reported a net loss of $149 million and, therefore, the TIER calculation for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative losses line item in the chart on page 35. See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The following tables break out the average rate on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

	Average balances and interest rates – Assets

	Average volume			Interest income			Average yield
(dollar amounts in thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Long-term fixed-rate loans	$17,223,370	$16,440,288	$16,297,697	$874,287	$878,604	$904,464	5.08%	5.34%	5.55%
Long-term variable-rate loans	721,747	658,847	914,979	21,684	24,374	45,590	3.00	3.70	4.98
Line of credit loans	1,245,635	1,072,222	1,415,919	32,378	30,717	44,346	2.60	2.86	3.13
Restructured loans	157,059	461,670	487,570	13,956	16,191	2,789	8.89	3.51	0.57
Non-performing loans	48,653	39,953	242,890	-	-	149	-	-	0.06
Total	19,396,464	18,672,980	19,359,055	942,305	949,886	997,338	4.86	5.09	5.15
Investments	491,591	334,732	326,774	6,325	3,934	3,830	1.29	1.18	1.17
Fee income (1)	-	-	-	7,123	7,141	7,743	-	-	-
Total	$19,888,055	$19,007,712	$19,685,829	$955,753	$960,961	$1,008,911	4.81	5.06	5.13
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	2013 vs. 2012			2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$41,849	$(46,166)	$(4,317)	$7,913	$(33,773)	$(25,860)
Long-term variable-rate loans	2,327	(5,017)	(2,690)	(12,762)	(8,454)	(21,216)
Line of credit loans	4,968	(3,307)	1,661	(10,764)	(2,865)	(13,629)
Restructured loans	(10,683)	8,448	(2,235)	(148)	13,550	13,402
Non-performing loans	-	-	-	(124)	(25)	(149)
Total interest income on loans	38,461	(46,042)	(7,581)	(15,885)	(31,567)	(47,452)
Investments	1,844	547	2,391	93	11	104
Fee income	-	(18)	(18)	-	(602)	(602)
Total interest income	$40,305	$(45,513)	$(5,208)	$(15,792)	$(32,158)	$(47,950)
(1) Calculated using the following formula: (current period average balance – prior-year average balance) x prior-year average rate.
(2) Calculated using the following formula: (current period average rate – prior-year average rate) x current period average balance.
(3) The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

During the year ended May 31, 2013, interest income decreased by 1 percent compared with the prior year. The pay-off of a $414 million restructured loan in September 2012 resulted in an increase to the average yield on restructured loans of 538 basis points during the year ended May 31, 2013. The difference between the restructured payment received and the loan balance resulted in the recognition of an additional $7 million in interest income which is the primary reason for the high average yield on restructured loans for the year ended May 31, 2013.

Excluding the impact of restructured loans, there was a 30 basis-point decrease to the weighted average rate earned on loans, partly offset by a $1,028 million increase in the average loan balance. During the year ended May 31, 2012, interest income decreased by 5 percent compared with the prior year primarily due to a 6 basis-point decrease in the average rate on loans.

As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. As benchmark treasury rates and spreads tightened over the past few years, we lowered the long-term fixed rates we offered on our new loans. During the years ended May 31, 2013 and 2012, there was a reduction in the rates we had to pay for funding in the capital markets as compared with the respective prior years. As a result, the average long-term fixed interest rates we offered on electric loans for the years ended May 31, 2013 and 2012 decreased 46 basis points and 98 basis points, respectively, compared with the prior years. During the year ended May 31, 2013, $1,746 million of long-term fixed-rate loans repriced and the borrowers of $1,450 million of these loans selected a new long-term fixed rate, which was on average lower than the rate prior to the repricing. In addition, the loans advanced to repay obligations of other lenders were done so at rates lower than the average rate for long-term fixed-rate loans at the prior year. Thus, there was a reduction of 26 basis points in the weighted-average rate earned on our long-term fixed-rate loan portfolio during the year ended May 31, 2013 compared with the prior year. The decrease to the yields earned on long-term variable-rate loans and line of credit loans was due to a reduction to the standard rates we charged for such loans on October 1, 2012.
The decrease in the average yield earned on our loan portfolio was partly offset by the $723 million increase in average loan balances for the year ended May 31, 2013 compared with the prior year. This increase is driven primarily by increases in long-term fixed rate and long-term variable rate loan balances due to advances to CFC and NCSC borrowers to refinance debt from other lenders, to fund capital improvements and for new loan advances. The average balance of long-term fixed-rate loans for the year ended May 31, 2013 represented 89 percent of the total average loan balance as compared with 88 percent for the prior year.

Our non-performing and restructured loans on non-accrual status affect interest income for the current and prior years. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Foregone interest income as a result of holding loans on non-accrual status:

(dollar amounts in thousands)	2013	2012	2011
Electric	$491	$7,918	$23,690
Telecommunications	447	433	7,404
Total	$938	$8,351	$31,094

The decrease in interest foregone for electric loans in fiscal year 2013 and 2012 was due to placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid off in September 2012. The reduction to interest foregone for telecommunications loans in fiscal year 2013 and 2012, compared to fiscal year 2011, was due to the significant lower balance of telecommunications loans on non-accrual status during fiscal year 2013 and 2012.

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

	Average balances and interest rates – Liabilities

	Average volume			Interest expense			Average cost
(dollar amounts in thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Short-term debt (1) (2)	$3,739,450	$3,011,409	$2,767,493	$(6,888)	$(5,836)	$(8,886)	(0.18)%	(0.19)%	(0.32)%
Medium-term notes (1)	2,623,428	3,078,905	3,877,036	(95,495)	(173,927)	(241,545)	(3.64)	(5.65)	(6.23)
Collateral trust bonds (1)	6,202,374	5,796,367	5,251,158	(327,978)	(314,642)	(306,332)	(5.29)	(5.43)	(5.83)
Subordinated deferrable debt (1)	216,669	180,962	211,428	(12,922)	(11,225)	(13,358)	(5.96)	(6.20)	(6.32)
Subordinated certificates (1)	1,716,065	1,718,055	1,783,091	(81,920)	(81,124)	(82,057)	(4.77)	(4.72)	(4.60)
Long-term notes payable (1)	4,912,791	4,518,181	4,654,860	(150,553)	(154,606)	(167,700)	(3.06)	(3.42)	(3.60)
Total	19,410,777	18,303,879	18,545,066	(675,756)	(741,360)	(819,878)	(3.48)	(4.05)	(4.42)
Debt issuance costs (3)	-	-	-	(7,582)	(9,044)	(10,358)	-	-	-
Fee expense (4)	-	-	-	(8,687)	(11,374)	(10,844)	-	-	-
Total	$19,410,777	$18,303,879	$18,545,066	$(692,025)	$(761,778)	$(841,080)	(3.57)	(4.16)	(4.54)

Derivative cash settlements (5)	$9,148,214	$10,123,071	$11,152,698	$(56,461)	$(12,846)	$(6,848)	(0.62)%	(0.13)%	(0.06)%
Adjusted interest expense (6)	19,410,777	18,303,879	18,545,066	(748,486)	(774,624)	(847,928)	(3.86)	(4.23)	(4.57)
(1) Interest expense includes the amortization of discounts on debt.
(2) Average volume and interest expense includes commercial paper, daily liquidity fund, bank bid notes and select notes.
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

	Analysis of changes in interest expense

	2013 vs. 2012			2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Short-term debt	$(1,411)	$359	$(1,052)	$(784)	$3,834	$3,050
Medium-term notes	25,730	52,702	78,432	49,725	17,893	67,618
Collateral trust bonds	(22,039)	8,703	(13,336)	(31,805)	23,495	(8,310)
Subordinated deferrable debt	(2,215)	518	(1,697)	1,925	208	2,133
Subordinated certificates	94	(890)	(796)	2,993	(2,060)	933
Long-term notes payable	(13,503)	17,556	4,053	4,924	8,170	13,094
Total interest expense on debt	(13,344)	78,948	65,604	26,978	51,540	78,518
Debt issuance costs	-	1,462	1,462	-	1,314	1,314
Fee expense	-	2,687	2,687	-	(530)	(530)
Total interest expense	$(13,344)	$83,097	$69,753	$26,978	$52,324	$79,302

Derivative cash settlements (4)	$1,237	$(44,852)	$(43,615)	$632	$(6,630)	$(5,998)
Adjusted interest expense (5)	(12,107)	38,245	26,138	27,610	45,694	73,304
(1) Calculated using the following formula: (current period average balance – prior-year average balance) x prior-year average rate.
(2) Calculated using the following formula: (current period average rate – prior-year average rate) x current period average balance.
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

During the year ended May 31, 2013, the average balance of debt outstanding increased by $1,107 million in order to fund the overall growth in our balance sheet. Despite the increase in average debt outstanding, total interest expense decreased by 9 percent compared with the prior year. The lower interest rates and tighter credit spreads available in the capital markets allowed us to refinance maturing debt at a lower cost. Specifically, the decrease in interest expense for the year ended May 31, 2013 is due to the 59 basis-point reduction in the total cost of debt. The lower average cost of debt is primarily due to the refinancing of $1,500 million of 7.25 percent medium-term notes throughout fiscal 2012 and $340 million of 8 percent medium-term notes in the second quarter of fiscal 2013. We funded the refinancing of higher cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds, and notes payable issued under our Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation. Short-term debt is our lowest cost of funding, with an average cost of 18 basis points for the year ended May 31, 2013. Our utilization of short-term debt increased during fiscal year 2013 to 19 percent of total debt from 16 percent in the prior year.

During the year ended May 31, 2012, interest expense decreased by 9 percent compared with the prior year primarily due to the 38 basis-point reduction in the total cost of debt. The lower average cost of debt was due to the lower cost of issuing new debt in the capital markets, especially commercial paper and daily liquidity fund, and the refinancing of $1,500 million of higher cost medium-term notes with commercial paper and lower cost collateral trust bonds. Our utilization of short-term debt increased during fiscal year 2012 to 16 percent of total debt from 15 percent in the prior year, while the weighted average rate paid for these instruments decreased from 32 basis points to 19 basis points, a 41 percent reduction.

The adjusted interest expense, which includes all derivative cash settlements, was $748 million for the year ended May 31, 2013, compared with $775 million and $848 million for the years ended May 31, 2012 and 2011, respectively. The decrease in adjusted interest expense during the years ended May 31, 2013 and 2012 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the years ended May 31, 2013 and 2012. The increase in derivative cash settlements was primarily driven by the maturity of $1,000 million of receive-fixed pay-variable interest rate swaps on March 1, 2012 on which we had a positive spread of more than 500 basis points. Our adjusted interest expense fell from an average of $71 million per month for fiscal year 2011 to $65 million per month for fiscal year 2012 and $62 million per month for fiscal year 2013. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the years ended May 31,
	2013	2012	2011	2013	2012	2011
(dollar amounts in thousands)	Interest income (expense)			Average yield (cost)
Total interest income	$955,753	$960,961	$1,008,911	4.81%	5.06%	5.13%
Total interest expense	(692,025)	(761,778)	(841,080)	(3.57)	(4.16)	(4.54)
Net interest income/Net yield	$263,728	$199,183	$167,831	1.24%	0.90%	0.59%
Derivative cash settlements	(56,461)	(12,846)	(6,848)	(0.62)	(0.13)	(0.06)
Adjusted net interest income/Adjusted net yield (1)(2)	$207,267	$186,337	$160,983	0.95	0.83	0.55
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.
(2) Adjusted net yield is calculated as the average yield on total interest income less the average yield on adjusted interest expense. Adjusted interest expense includes interest expense from derivative cash settlements.

	Analysis of changes in net interest income

	2013 vs. 2012			2012 vs. 2011
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in net interest income	$26,961	$37,584	$64,545	$11,186	$20,166	$31,352
Increase in adjusted net interest income	28,198	(7,268)	20,930	11,818	13,536	25,354
(1) Calculated using the following formula: (current period average balance – prior-year average balance) x prior-year average rate.
(2) Calculated using the following formula: (current period average rate – prior-year average rate) x current period average balance.
(3) The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Net interest income for the year ended May 31, 2013 increased 32 percent compared with the prior year while net interest income increased 19 percent for the year ended May 31, 2012 compared with the prior year. The increase to the net interest income for the years ended May 31, 2013 and 2012, as compared with the respective prior year, was primarily due to the reduction to interest expense that exceeded the decrease in interest income. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt with lower cost debt during fiscal years 2012 and 2013. We maintained a higher average balance of commercial paper and collateral trust bonds, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of medium-term notes.

Adjusted net interest income for the year ended May 31, 2013 increased 11 percent compared with the prior year while adjusted net interest income increased 16 percent for the year ended May 31, 2012 compared with the prior year. The increase to adjusted net interest income for the years ended May 31, 2013 and 2012, as compared with the respective prior year, was primarily due to the reduction to interest expense that exceeded the decrease in interest income. The reduction to interest expense was partly offset by the increase to derivative cash settlements expense. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Recovery of Loan Losses
The loan loss recovery during the year ended May 31, 2013 was $70 million compared with $18 million during the prior year. The loan loss recovery of $70 million for the year ended May 31, 2013 was due to the decrease to the allowance held for general loans of $56 million, the decrease in the qualitative component of the general reserve of $11 million, and the decrease to the allowance held for impaired loans of $22 million offset by the $19 million write-off for one of our borrowers that was moved from non-performing loans to restructured loans during the year. The allowance held for the general portfolio decreased because we updated certain assumptions used to estimate defaults, which included transitioning from the S&P corporate bond default table to the S&P utility sector default table, refining the linkage between the Company’s internal risk ratings and the S&P ratings and reassessing and reducing the loss emergence period. In addition, we refined our approach to the qualitative component of the general reserve by focusing on risk factors not captured in the general allowance for loan loss. Specifically, this component covers the additional risks that are not captured in the risk ratings of our borrowers or the model for calculating the general portfolio loan loss allowance.

The loan loss recovery of $18 million for the year ended May 31, 2012 was primarily due to a decrease in the allowance held for impaired loans of $11 million and a decrease in the allowance held for the general portfolio of $7 million.

Non-interest Income
Non-interest income increased by $408 million for the year ended May 31, 2013 compared with the prior year because non-interest income was $122 million for the year ended May 31, 2013 compared to a non-interest loss position of $286 million for the year ended May 31, 2012. These changes were primarily due to the increase in derivative gains of $321 million, the decrease in loss from operations of foreclosed assets of $67 million and the increase in fee income of $20 million. The decrease in loss from operations of foreclosed assets is primarily due to the reversal of $10 million of previously accrued expenses in the third quarter of fiscal year 2013 at Caribbean Asset Holdings (“CAH”), a $3 million settlement gain received in the second quarter of fiscal year 2013, and the $45 million impairment recorded in the third quarter of fiscal year 2012 at CAH. Excluding the impact of these items, we have seen improvement in the overall results of operations of CAH since the prior year. The increase in fee income was primarily due to a $13 million prepayment fee received on a capital expenditures loan in September 2012. Non-interest income decreased by $264 million for the year ended May 31, 2012 compared with the prior year primarily due to increases in derivative losses of $206 million and an increase in the loss on foreclosed asset operations of $52 million. The increase to the loss on foreclosed asset operations was primarily due to impairment charges for goodwill and other assets related to CAH’s telecommunications and cable television operations totaling $45 million recorded during the third quarter of fiscal year 2012.

The derivative gains (losses) line item includes income and losses recorded for our interest rate swaps as summarized below for the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Derivative cash settlements	$(56,461)	$(12,846)	$(6,848)
Derivative forward value	141,304	(223,774)	(23,388)
Derivative gains (losses)	$84,843	$(236,620)	$(30,236)

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

	2013			2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,570,239	3.56%	0.35%	$5,438,576	3.93%	0.39%
Pay variable-receive fixed	3,577,975	1.18	4.65	4,684,495	1.31	5.18
Total	$9,148,214	2.63	2.03	$10,123,071	2.72	2.61

During the year ended May 31, 2013, the weighted-average rate we paid on our interest rate swap agreements was 60 basis points higher than the weighted-average rate we received, compared with 11 basis points higher than the weighted-average rate we received during the prior year. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $650 million of pay variable-receive fixed interest rate swaps that matured since May 31, 2012.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the year ended May 31, 2013 increased by $365 million compared with the prior year. For the year ended May 31, 2013 the derivative value forward gain of $141 million was due to the upward shift in the steepness of the estimated yield curve for our swaps of 108 basis points based on market expectations of interest rates. During the year ended May 31, 2013, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 61 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the year ended May 31, 2013, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense increased by $13 million during the year ended May 31, 2013 compared with prior year due to the $16 million increase in salaries and employee benefit expenses, the $3 million increase in other general and administrative expenses, the $4 million increase in other expenses, partially offset by the $5 million decrease of loss on early extinguishment of debt and the $5 million increase in the guarantee recovery. The increase in salaries and employee benefits expenses during the year ended May 31, 2013 was due to the voluntary $13 million contribution that CFC made to its NRECA sponsored Retirement Security Plan in January 2013. We made this payment to obtain a reduction in the base rate we will pay for the pension plan in all future periods. The increase in other general and administrative expenses during the year ended May 31, 2013 is driven by $3 million in transaction costs incurred associated with the debt exchange that closed in October 2012. The increase in other expenses during the year ended May 31, 2013 is due to a payment of $4 million related to the ICC bankruptcy. The Chapter 11 trustee for the ICC cases proposed a plan of liquidation based upon a $4 million payment by CFC. The plan was accepted by the voting creditors and other interested parties and confirmed by the

Court in November 2012 resulting in broad releases of RTFC, CFC, and related parties and affiliates. The above items were partly offset by the $5 million decrease in loss on early extinguishment of debt due to the loss recorded during the prior year related to the early redemption of $500 million of medium-term notes.

Net Income (Loss)
The changes in the items described above resulted in net income of $358 million for the year ended May 31, 2013 compared with net loss of $149 million and net income of $151 million for the years ended May 31, 2012 and 2011, respectively. The adjusted net income, which excludes the effect of the derivative forward value, was $217 million, $75 million and $175 million for the years ended May 31, 2013, 2012 and 2011, respectively. Based on the adjusted net income, adjusted TIER was 1.29, 1.10 and 1.21 for the years ended May 31, 2013, 2012 and 2011, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income (Loss) Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest for the year ended May 31, 2013 represents $4.3 million of net income, compared with net loss of $4.1 million and net income of $1.8 million, respectively, for the years ended May 31, 2012 and 2011. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

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

The following table summarizes loans outstanding by type and by member class at May 31:

(dollar amounts in millions)	2013		2012		2011		2010		2009
Loans by type (1):	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$17,918	88%	$16,743	89%	$16,405	85%	$15,413	80%	$14,602	73%
Long-term variable-rate loans	782	4	765	4	1,278	7	2,089	11	3,244	16
Loans guaranteed by RUS	211	1	219	1	227	1	237	1	244	1
Total long-term loans	18,911	93	17,727	94	17,910	93	17,739	92	18,090	90
Line of credit loans	1,385	7	1,185	6	1,415	7	1,599	8	2,098	10
Total loans	$20,296	100%	$18,912	100%	$19,325	100%	$19,338	100%	$20,188	100%

Loans by member class (1):
CFC:
Distribution	$14,941	74%	$14,075	74%	$13,760	71%	$13,459	70%	$13,730	68%
Power supply	4,008	20	3,597	19	4,092	21	3,770	19	4,268	21
Statewide and associate	71	-	74	1	90	1	86	-	93	1
CFC total	19,020	94	17,746	94	17,942	93	17,315	89	18,091	90
RTFC	503	2	572	3	859	4	1,672	9	1,680	8
NCSC	773	4	594	3	524	3	351	2	417	2
Total	$20,296	100%	$18,912	100%	$19,325	100%	$19,338	100%	$20,188	100%
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $1,384 million during the year ended May 31, 2013 primarily due to an increase of $866 million in CFC distribution loans, an increase of $411 million in CFC power supply loans and an increase of $179 million in NCSC loans partly offset by a decrease of $69 million in RTFC loans. The increase in CFC distribution loans was largely offset by the pay-off of a $414 million restructured loan and the prepayment of a $19 million capital expenditures loan by a restructured borrower in September 2012.

During the year ended May 31, 2013, $1,746 million of CFC long-term fixed-rate loans repriced. Of this total, $1,450 million selected a new long-term fixed rate; $173 million selected the long-term variable rate; $27 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $96 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class at May 31:

	2013		2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$15,186,457	71%	$14,415,856	72%	$770,601
Power supply	4,818,569	23	4,451,264	22	367,305
Statewide and associate	77,904	-	80,808	-	(2,904)
CFC total	20,082,930	94	18,947,928	94	1,135,002
RTFC	507,070	2	572,592	3	(65,522)
NCSC	819,088	4	640,552	3	178,536
Total loans and guarantees	$21,409,088	100%	$20,161,072	100%	$1,248,016

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

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At May 31, 2013 and 2012, loans outstanding to members in any one state or territory did not exceed 15 percent and 17 percent of total loans outstanding, respectively.

At May 31, 2013 and 2012, the total exposure outstanding to any one borrower or controlled group did not exceed 2.2 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At May 31, 2013, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company at May 31:

	2013		2012		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$2,981,627	14%	$2,852,364	14%	$129,263
Guarantees	374,340	2	481,706	3	(107,366)
Total credit exposure to 10 largest borrowers	$3,355,967	16%	$3,334,070	17%	$21,897

Total by company:
CFC	$3,240,755	15%	$3,314,070	17%	$(73,315)
NCSC	115,212	1	20,000	-	95,212
Total credit exposure to 10 largest borrowers	$3,355,967	16%	$3,334,070	17%	$21,897

Security Provisions
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. At May 31, 2013 and 2012, $2,243 million and $1,658 million out of $20,296 million and $18,912 million, respectively, of total loans outstanding were unsecured, representing 11 percent and 9 percent of total loans outstanding, respectively.

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31:

(dollar amounts in thousands)	2013	2012
Total loans to members	$20,296,317	$18,911,742
Less: Total secured debt or debt requiring
collateral on deposit	(11,380,734)	(10,927,587)
Excess collateral pledged or on deposit (1)	(1,825,020)	(1,870,675)
Unencumbered loans	$7,090,563	$6,113,480

Unencumbered loans as a percentage of total loans	35%	32%
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

(dollar amounts in thousands)	2013	2012	2011	2010	2009
Non-performing loans (1)	$15,497	$41,213	$31,344	$560,527	$523,758
Percent of loans outstanding	0.08%	0.22%	0.16%	2.90%	2.59%
Percent of loans and guarantees outstanding	0.07	0.20	0.15	2.73	2.44

Restructured loans	$46,953	$455,689	$474,381	$508,044	$537,587
Percent of loans outstanding	0.23%	2.41%	2.45%	2.63%	2.66%
Percent of loans and guarantees outstanding	0.22	2.26	2.32	2.48	2.50

Total non-performing and restructured loans	$62,450	$496,902	$505,725	$1,068,571	$1,061,345
Percent of loans outstanding	0.31%	2.63%	2.61%	5.53%	5.25%
Percent of loans and guarantees outstanding	0.29	2.46	2.47	5.21	4.94

Total non-accrual loans	$23,081	$41,213	$465,312	$1,022,924	$1,014,585
Percent of loans outstanding	0.11%	0.22%	2.41%	5.29%	5.03%
Percent of loans and guarantees outstanding	0.11	0.20	2.28	4.99	4.73
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At May 31, 2013 and 2012, non-performing loans totaled $15 million, or 0.1 percent, of loans outstanding and $41 million or 0.2 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The trustee filed an amended disclosure statement and plan of reorganization on August 14, 2013. The amended disclosure statement and plan of reorganization will be subject to certain changes and ultimate approval of the bankruptcy court, which is expected to occur following a hearing on September 24, 2013. Confirmation of the amended plan of reorganization is expected to occur on November 12, 2013. Another borrower in this group is contesting a ruling that it is required to repay state USF payments received. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either of these companies.

At May 31, 2013 and 2012, we had restructured loans totaling $47 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $14 million of interest income was accrued on restructured loans during the year ended May 31, 2013, respectively, compared with $16 million of interest income in the prior year. One of the restructured loans totaling $39 million and $40 million at May 31, 2013 and 2012, respectively, has been on accrual status since the time of restructuring. One restructured loan totaling $416 million at May 31, 2012 was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a prepayment option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid off early by the borrower on September 13, 2012.

Another loan totaling $8 million and $29 million, respectively, at May 31, 2013 and May 31, 2012 was moved from non-performing loans to restructured loans during fiscal year 2013. The related plan of reorganization was approved by the court on April 1, 2013 and it became effective on May 31, 2013. Following the court’s decision, we recorded a $19 million write-off to decrease the original loan balance to the restructured loan balance of $8 million, the net present value of the future estimated payments discounted at our posted 20-year loan rate at the restructure date. The restructured loan is on non-accrual status.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at May 31, 2013.

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

Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses; therefore, RTFC and NCSC do not maintain separate loan loss reserves. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

	As of and for the years ended May 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Beginning balance	$143,326	$161,177	$592,764	$622,960	$514,906
(Recovery of) provision for loan losses	(70,091)	(18,108)	(83,010)	(30,415)	113,699
Net (charge-off) recovery	(18,910)	257	(348,577)	219	(5,645)
Ending balance	$54,325	$143,326	$161,177	$592,764	$622,960
`
Loan loss allowance by company:
CFC (1)	$41,246	$126,941	$143,706	$177,655	$224,688
RTFC (1)	9,158	8,562	8,389	406,214	378,194
NCSC (1)	3,921	7,823	9,082	8,895	20,078
Total	$54,325	$143,326	$161,177	$592,764	$622,960

As a percentage of total loans outstanding	0.27%	0.76%	0.84%	3.07%	3.09%
As a percentage of total non-performing loans outstanding	350.55	347.77	514.22	105.75	118.94
As a percentage of total restructured loans outstanding	115.70	31.45	33.98	116.68	115.88
As a percentage of total loans on non-accrual	235.37	347.77	34.64	57.95	61.40
(1) The allowance for loan losses recorded for RTFC and NCSC is held at CFC with the exception of the NCSC loan loss allowance of less than $1 million for the years ended May 31, 2010 and 2009 required to cover the exposure for consumer loans. The balance of NCSC’s consumer loans was reduced to zero at May 31, 2013, 2012 and 2011.

Our loan loss allowance decreased by $89 million from May 31, 2012 to May 31, 2013 due to the decrease to the allowance held for general loans of $56 million, the decrease in the qualitative component of the general reserve of $11 million and the decrease to the allowance held for impaired loans of $22 million. The decrease in the allowance held for general loans is due to refinements in assumptions used to estimate of our allowance for loan losses. The decrease in the allowance held for impaired loans was primarily due to the $19 million write-off for one of our borrowers that was moved from non-performing loans to restructured loans during the year. Our loan loss allowance decreased by $18 million from May 31, 2011 to May 31, 2012 due to reductions in the allowance held for the impaired loans of $11 million and a decrease to the allowance held for general loans of $7 million. See Recovery of Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.

At May 31, 2013 and 2012, there was a total specific loan loss allowance balance of $3 million and $25 million, respectively, related to impaired loans totaling $62 million and $497 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding and the weighted average interest rates by type of debt at May 31:

	2013		2012		2011
(dollar amounts in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Commercial paper
sold through dealers, net of discounts	$2,009,884	0.16%	$1,404,901	0.18%	$1,471,715	0.26%
Commercial paper
sold directly to members, at par	812,141	0.15	997,778	0.18	1,189,770	0.22
Commercial paper
sold directly to non-members, at par	39,298	0.14	70,479	0.18	55,160	0.21
Select notes	358,390	0.34	-	-	-	-
Daily liquidity fund	680,419	0.10	478,406	0.10	308,725	0.15
Bank bid notes	150,000	0.53	295,000	0.51	295,000	0.60
Collateral trust bonds	5,962,681	5.13	6,307,564	5.11	5,513,235	5.56
Notes payable	5,274,415	2.69	4,650,877	3.27	4,633,854	3.45
Medium-term notes	3,091,512	2.74	2,423,686	4.56	3,656,274	5.96
Subordinated deferrable debt	400,000	4.75	186,440	6.02	186,440	6.02
Membership certificates	644,757	4.90	646,279	4.90	646,161	4.90
Loan and guarantee certificates	733,895	3.29	694,825	3.09	769,241	2.91
Member capital securities	387,750	7.49	398,350	7.50	398,250	7.50
Total debt outstanding	$20,545,142	3.13	$18,554,585	3.67	$19,123,825	4.12
Percentage of fixed-rate debt (1)	77%		86%		79%
Percentage of variable-rate debt (2)	23		14		21

Percentage of long-term debt	80%		83%		83%
Percentage of short-term debt	20		17		17
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

During the year ended May 31, 2013, total debt outstanding increased by $1,991 million primarily due to funding of the $1,384 million increase in loans outstanding and $658 million increase in cash and investments. The increase in cash and investments at May 31, 2013 was driven primarily by three investments made during the year ended May 31, 2013 totaling $700 million. Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent and 17 percent of total debt at May 31, 2013 and 2012, respectively. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

The following table provides additional information on our outstanding debt instruments at May 31, 2013.

Debt Instrument	Maturity Range	Market	Security
Daily liquidity fund	Demand note	Members	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Bank bid notes	Up to 3 months	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Public capital markets and members	Unsecured
Collateral trust bonds	Up to 30 years	Public capital markets	Secured (1)
Medium-term notes	Range from 9 months to 30 years	Public capital markets and members	Unsecured
Notes payable to the Federal Financing Bank	Range from 3 months to 20 years	Government	Unsecured (2)
Notes payable to Federal Agricultural Mortgage Corporation	Up to 7 years	Private placement	Secured (3)
Other notes payable	Up to 30 years	Private placement	Varies (4)
Subordinated deferrable debt	Up to 30 years (5)	Public capital markets	Unsecured (6)
Subordinated certificates	Up to 100 years (7)	Members	Unsecured (8)

(1) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(2) Represents notes payable issued to the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100 percent of the outstanding balance of debt.
(3) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.

(4) At May 31, 2013, other notes payable includes unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
(5) We have the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. We have the right to call the subordinated deferrable debt any time after ten years, at par. To date, we have not exercised our option to suspend interest payments.
(6) Subordinate and junior in right of payment to senior debt and the debt obligations we guarantee, but senior to subordinated certificates.
(7) Membership subordinated certificates generally mature 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance. Member capital securities mature 35 years from issuance. Member capital securities are callable at par by CFC starting five years from the date of issuance and anytime thereafter.
(8) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

The following is a summary of short-term debt outstanding and the weighted-average effective interest rates at May 31:

	2013		2012		2011
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate
Short-term debt:
Total commercial paper	$2,861,323	0.16%	$2,473,158	0.19%	$2,716,645	0.25%
Select notes	358,390	0.34	-	-	-	-
Daily liquidity fund sold directly to members	680,419	0.10	478,406	0.10	308,725	0.15
Bank bid notes	150,000	0.54	295,000	0.52	295,000	0.60
Subtotal short-term debt	4,050,132	0.18	3,246,564	0.20	3,320,370	0.27
Long-term debt maturing within one year	3,669,351	2.65	1,246,870	2.13	2,522,554	5.20
Total short-term debt	$7,719,483	1.35	$4,493,434	0.74	$5,842,924	2.40

Other information about short-term debt at May 31 is as follows:

(dollar amounts in thousands)	2013	2012	2011
Weighted-average maturity outstanding at year-end:
Commercial paper	18 days	21 days	29 days
Select Notes	50 days	-	-
Daily liquidity fund sold directly to members	1 day	1 day	1 day
Bank bid notes	20 days	6 days	33 days
Subtotal short-term debt	18 days	17 days	27 days
Long-term debt maturing within one year	180 days	158 days	249 days
Total	95 days	56 days	123 days
Average amount outstanding during the year:
Commercial paper	$2,817,305	$2,492,791	$2,698,653
Select Notes	166,486	-	-
Daily liquidity fund sold directly to members	586,505	413,525	343,311
Bank bid notes	222,500	295,000	208,333
Subtotal short-term debt	3,792,796	3,201,316	3,250,297
Long-term debt maturing within one year	2,639,927	2,168,220	1,550,369
Total	$6,432,723	$5,369,536	$4,800,666
Maximum amount outstanding at any month-end during the year:
Commercial paper	$3,514,679	$2,746,189	$3,424,449
Select Notes	376,858	-	-
Daily liquidity fund sold directly to members	680,419	478,406	440,806
Bank bid notes	295,000	295,000	295,000
Subtotal short-term debt	4,600,287	3,431,617	3,975,621
Long-term debt maturing within one year	3,787,808	2,697,751	2,522,554

Equity
Equity includes the following components at May 31:

(dollar amounts in thousands)	2013	2012	Increase/ (Decrease)
Membership fees	$973	$995	$(22)
Education fund	1,532	1,418	114
Members’ capital reserve	410,259	272,126	138,133
Allocated net income	591,581	546,366	45,215
Unallocated net loss (1)	(6,230)	(6,222)	(8)
Total members’ equity	998,115	814,683	183,432
Prior years cumulative derivative forward value
and foreign currency adjustments	(340,719)	(124,476)	(216,243)
Year-to-date derivative forward value income (loss) (2)	133,694	(216,243)	349,937
Total CFC retained equity	791,090	473,964	317,126
Accumulated other comprehensive income	8,381	9,199	(818)
Total CFC equity	799,471	483,163	316,308
Noncontrolling interest	11,790	7,592	4,198
Total equity	$811,261	$490,755	$320,506
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

At May 31, 2013, total equity increased by $321 million from May 31, 2012 due to net income of $358 million for the year ended May 31, 2013, partially offset by the board authorized patronage capital retirement of $36 million. In July 2012, the CFC Board of Directors authorized the allocation of the fiscal year 2012 net earnings as follows: $1 million to the cooperative educational fund and $71 million to members in the form of patronage capital. In July 2012, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $35 million, representing 50 percent of the fiscal year 2012 allocation. This amount was returned to members in cash in September 2012. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the cooperative educational fund.

In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to the members’ capital reserve and $81 million to members in the form of patronage. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2013 allocation. It is anticipated that this amount will be returned to members in cash in October 2013. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

As indicated above, for the year ended May 31, 2013, the board of directors allocated $138 million to the members’ capital reserve. The board of directors decided that $74 million of the amount allocated to the members’ capital reserve at May 31, 2013, resulting from the refinements made by the Company in the assumptions used to estimate its allowance for loan losses, is not intended to be allocated for distribution to members and instead is intended to serve as an enhancement to our capital reserves. The board of directors will continue to evaluate appropriate levels of capital for CFC.

Noncontrolling interest represents 100 percent of RTFC and NCSC equity as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies.

In accordance with District of Columbia cooperative law, its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net earnings to a cooperative educational fund. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the RTFC Board of Directors with due regard for RTFC’s financial condition. In January 2013, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2012. In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general reserve, if necessary, and to board-approved reserves. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25 percent of its net earnings. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The NCSC Board of Directors has the authority to determine if and when net earnings will be retired to members.

Contractual Obligations
The following table summarizes our long-term contractual obligations at May 31, 2013 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$3,669	$-	$-	$-	$-	$-	$3,669
Long-term debt	-	997	1,421	623	41	7,615	10,697
Subordinated deferrable debt	-	-	-	-	-	400	400
Members’ subordinated certificates (2)	-	31	20	15	7	1,527	1,600
Contractual interest on long-term debt (3)	598	544	521	499	458	5,497	8,117
Total contractual obligations	$4,267	$1,572	$1,962	$1,137	$506	$15,039	$24,483
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $128 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at May 31, 2013.

Off-Balance Sheet Obligations

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

The following table breaks out our guarantees outstanding by type of guarantee and by company at May 31:

(dollar amounts in thousands)	2013	2012	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$547,970	$573,110	$(25,140)
Indemnifications of tax benefit transfers	784	49,771	(48,987)
Letters of credit	447,683	504,920	(57,237)
Other guarantees	116,334	121,529	(5,195)
Total	$1,112,771	$1,249,330	$(136,559)
Total by company:
CFC	$1,063,113	$1,202,031	$(138,918)
RTFC	3,711	1,026	2,685
NCSC	45,947	46,273	(326)
Total	$1,112,771	$1,249,330	$(136,559)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2013, we may be required to issue up to an additional $280 million in letters of credit to third parties for the benefit of our members. As of May 31, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at May 31, 2013 we had hybrid letter of credit facilities totaling $2,027 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $454 million at May 31, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,573 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

In addition to the guarantees described above, at May 31, 2013, we are the liquidity provider for a total of $598 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the year ended May 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At May 31, 2013 and 2012, 63 percent and 69 percent of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the year ended May 31, 2013 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At May 31, 2013 and 2012, we recorded a guarantee liability totaling $25 million and $29 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at May 31, 2013, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Guarantees (1)	$ 1,112,771	$ 211,851	$ 248,210	$ 24,070	$ 16,082	$ 142,328	$ 470,230
(1) At May 31, 2013, we are the guarantor and liquidity provider for $473 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2013 and 2012, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	2013	% of Total	2012	% of Total
Long-term	$4,718,162	35%	$5,437,881	38%
Line of credit	8,704,586	65	8,691,543	62
Total	$13,422,748	100%	$14,129,424	100%

A total of $1,703 million and $1,303 million of unadvanced commitments at May 31, 2013 and 2012, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at May 31, 2013 and 2012 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The following table summarizes the available balance under committed lines of credit at May 31, 2013, and the related maturities by fiscal year as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018
Committed lines of credit	$1,702,683	$ 151,703	$ 91,354	$ 198,800	$ 501,224	$ 759,602

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2013 was 27.58-to-1, a decrease from 42.20-to-1 at May 31, 2012. The decrease in the leverage ratio is due to the increase of $321 million in total equity and the decrease of $137 million in total guarantees, partially offset by the increase of $1,800 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At May 31, 2013 and 2012, the adjusted leverage ratio was 6.11-to-1 and 6.46-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The decrease to the adjusted leverage ratio was due to the decrease of $137 million in guarantees and the increase of $421 million in adjusted equity partially offset by the increase of $1,746 in adjusted liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at May 31, 2013 was 26.21-to-1, a decrease from 39.65-to-1 at May 31, 2012. The decrease in the debt-to-equity ratio is due to the increase of $321 million in total equity, partially offset by the increase of $1,800 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At May 31, 2013 and 2012, the adjusted debt-to-equity ratio was 5.76-to-1 and 6.01-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The decrease in the adjusted debt-to-equity ratio is due to the increase of $421 in adjusted equity partially offset by the increase of $1,746 million in adjusted liabilities.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At May 31, 2013, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table on page 51 shows the projected sources and uses of cash by quarter through November 30, 2014. In analyzing our projected liquidity position, we track key items identified in the chart on page 51. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at May 31, 2013, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper.

Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
						Debt Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & repayment	Commercial paper	Other long-term debt	Medium- term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity (1)
4Q13										$ 909
1Q14	$ 1,052	$ -	$ 721	$ 1,773	$ 480	$ 175	$ 725	$ 175	$ 1,555	691
2Q14	746	200	302	1,248	349	150	625	175	1,299	742
3Q14	761	-	320	1,081	320	250	325	175	1,070	731
4Q14	1,110	-	178	1,288	259	-	875	175	1,309	752
1Q15	439	100	197	736	308	-	185	175	668	684
2Q15	58	350	211	619	269	-	-	175	444	509
Totals	$ 4,166	$ 650	$ 1,929	$ 6,745	$ 1,985	$ 575	$ 2,735	$ 1,050	$ 6,345
(1) Cumulative excess sources over uses of liquidity includes cash and investments.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through November 30, 2014. These estimates will change on a quarterly basis based on the factors described above.

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

We issued $1,075 million of 12-month floating-rate medium-term notes in registered offerings during the year ended May 31, 2013. We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. Commercial paper issued through dealers and bank bid notes totaled $2,160 million and represented 11 percent of total debt outstanding at May 31, 2013. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2014.

In October 2012, CFC completed an exchange of $340 million of its outstanding 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash. On April 25, 2013, we issued $400 million of 4.75 percent subordinated debt due 2043. On June 6, 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2013 and 2012, we had secured notes payable of $1,542 million and $1,165 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. In November 2012 and April 2013, we issued notes totaling $133 million and $325 million, respectively, under the agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2013, we had up to $2,358 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At May 31, 2013 and 2012, we had $3,674 million and $3,419 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. During the year ended May 31, 2013, we borrowed $255 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.30 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. At May 31, 2013, we had up to $749 million available under committed loan facilities from the Federal Financing Bank as part of this program. In July 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. In August 2013, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $500 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $500 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,408 million over the next 12 months. Scheduled repayments include the principal amortization of long-term loans in each of the five fiscal years following May 31, 2013 and thereafter as follows:

(dollar amounts in thousands)	Amortization (1)
2014	$1,145,915
2015	1,089,071
2016	1,049,372
2017	1,007,127
2018	946,525
Thereafter	13,673,079
Total	$18,911,089
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments
During the year ended May 31, 2013, interest income on the loan portfolio was $942 million, representing an average rate of 4.86 percent compared with 5.09 percent and 5.15 percent for the years ended May 31, 2012 and 2011. For the past three fiscal years, interest income on the loan portfolio has averaged $963 million. At May 31, 2013, 89 percent of the total loans outstanding had a fixed rate of interest, and 11 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At May 31, 2013 and 2012, we had $3,100 million and $2,845 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2013, which then reduces the amount available under the facility.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements at May 31:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	2013	2012	2013	2012	Original maturity	Facility fee per year (1)
Three-year agreement	$219,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	916,000	-	-	-	October 21, 2015	10 basis points
Four-year agreement	1,007,500	-	-	-	October 21, 2016	10 basis points
Five-year agreement	954,012	-	3,488	-	October 21, 2017	10 basis points
Four-year agreement	-	883,875	-	1,000	October 21, 2015	10 basis points
Five-year agreement	-	834,875	-	-	October 21, 2016	10 basis points
Total	$3,096,512	$2,843,750	$3,488	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On March 28, 2013, we amended our $1,125 million three-year, $885 million four-year, and $835 million five-year revolving credit agreements to (i) extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 21, 2015, 2016, and 2017, respectively, and (ii) lower the facility fee for the three-year revolving credit agreement to 10 basis points. With respect to the three-year agreement, $219 million of commitments will expire at the original maturity date of March 21, 2014 and the facility fee for lenders holding such commitments will continue to be 15 basis points until maturity. In addition, we exercised our option to increase the commitment levels for the four-year and five-year revolving credit agreements to $1,008 million, and $958 million, respectively. On May 30, 2013, we exercised our option to increase the commitment level for the three-year revolving credit agreement maturing on October 21, 2015 to $1,135 million. The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus

0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under (i) the three-year credit facility to a maximum of $1,500 million, (ii) the four-year credit facility to a maximum of $1,300 million and (iii) the five-year credit facility to a maximum of $1,300 million.

On July 9, 2013, we further exercised our option to increase the commitment levels for the three-year revolving credit agreement maturing on October 21, 2015, four-year revolving credit agreement maturing on October 21, 2016, and five-year revolving credit agreement maturing on October 21, 2017 to $1,225 million, $1,088 million and $1,033 million, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding at May 31:

	2013		2012		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$812,141	28%	$997,778	40%	$(185,637)
Select notes	353,190	99	-	-	353,190
Daily liquidity fund	680,419	100	478,406	100	202,013
Medium-term notes	574,108	19	499,222	21	74,886
Members’ subordinated certificates	1,766,402	100	1,739,454	100	26,948
Total	$4,186,260		$3,714,860		$471,400

Percentage of total debt outstanding	20%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $3,962 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

During the year ended May 31, 2013, CFC started offering Select Notes, a flexible short-term investment product. Select Notes may be purchased only by our members and their affiliates. These notes are senior unsecured debt securities with terms ranging from 30 days to 270 days that require a larger minimum investment than our commercial paper sold to members and as a result, offer a higher interest rate than our commercial paper. While the commercial paper investments are backed by CFC’s revolving lines of credit, the Select Notes are not.

Cash and Investments
At May 31, 2013, cash and investments included $700 million in deposits that we made with three financial institutions in interest bearing accounts. The interest rate earned on these investments is sufficient to cover the cost of the underlying borrowed funds. The total investment of $700 million represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the year ended May 31, 2013, cash flows provided by operating activities were $163 million compared with $119 million for the prior year. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At May 31, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign currency translation. Additionally, the TIER and senior debt-to-total equity ratio include the following adjustments:
•
The adjusted TIER, as defined by the agreements, represents the interest expense adjusted to include the derivative cash settlements plus net income prior to the cumulative effect of change in accounting principle and dividing that total by the interest expense adjusted to include the derivative cash settlements.

•
The senior debt-to-total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

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

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2013	2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.85	5.97
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
•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of May 31, 2013, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,236 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments at May 31, 2013 did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets at May 31:

		Actual
	Requirement	2013	2012
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.72	7.68
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

The $3,674 million of notes payable to the Federal Financing Bank as part of the funding mechanism for the Rural Economic Development Loan and Grant program at May 31, 2013 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,904 million at May 31, 2013, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5 percent of total patronage capital. At May 31, 2013, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1 respectively. At May 31, 2013, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above at May 31:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	2013	2012
Collateral trust bonds 1994 indenture	100%	150%	112%	107%
Collateral trust bonds 2007 indenture	100	150	125	124
Federal Agricultural Mortgage Corporation	100	150	116	118
Clean Renewable Energy Bonds Series 2009A	100	150	118	109
Federal Financing Bank Series A (1)	100	150	-	110
Federal Financing Bank Series B (1)	100	150	-	111
Federal Financing Bank Series C (1)	100	150	-	108
Federal Financing Bank Series D (1)	100	150	-	123
Federal Financing Bank Series E (1)	100	150	-	119
Federal Financing Bank Series (1) (2)	100	150	106	-
(1) Represents collateral on deposit as a percentage of the related debt outstanding.
(2) All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At May 31, 2013, unadvanced loan commitments totaled $14,536 million. Of that total, $1,703 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 38 percent of these committed line of credit loans would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 62 percent of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,720 million of unadvanced loan commitments at May 31, 2013 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at May 31, 2013.

We currently expect to make long-term loan advances totaling approximately $1,521 million to our members over the next 12 months.

Interest Expense on Debt
For the year ended May 31, 2013, interest expense on debt was $676 million, representing an average cost of 3.48 percent compared with 4.05 percent and 4.42 percent for the years ended May 31, 2012 and 2011. For the past three fiscal years, interest expense on debt has averaged $746 million. At May 31, 2013, 77 percent of outstanding debt had a fixed interest rate and 23 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing (1)	Interest Rate
May 31, 2014	$3,669,351	2.43%
May 31, 2015	1,027,741	1.59
May 31, 2016	1,440,781	2.25
May 31, 2017	637,822	5.18
May 31, 2018	48,241	2.31
Thereafter	9,541,568	4.83
Total	$16,365,504	3.87
(1) Excludes loan subordinated certificates totaling $128 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 33 of the last 34 years. In July 2012, the CFC Board of Directors approved the allocation of $71 million from fiscal year 2012 net earnings to CFC’s members. CFC made a cash payment of $35 million to its members in September 2012 as retirement of 50 percent of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. In July 2013, the CFC Board of Directors approved the allocation of $81 million from fiscal year 2013 net earnings to CFC’s members. CFC will make a cash payment of $41 million to its members in October 2013 as retirement of 50 percent of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 51, we expect the amount of new long-term loan advances over the next six quarters to approximate scheduled long-term loan repayments. We offer long-term loans to our rural electric system members with maturities of up to 35 years, and the weighted average maturity for our electric loan portfolio is currently about 16 years. We offer long-term loans to our telecommunication members with maturities of up to 10 years, and the weighted average maturity for our telecommunications loan portfolio is currently about seven years. We also offer line of credit loans that are generally required to be paid down annually. We offer a variety of interest rate options on long-term loans including the ability to fix the interest rate for terms of one year through maturity. We fund the loan portfolio with a variety of debt instruments and our members’ equity. We typically do not match fund each of our loans with a debt instrument of similar final maturity. Debt instruments such as membership subordinated certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years; member capital securities have maturities of 35 years; and subordinated deferrable debt has been issued with maturities of up to 30 years. We may issue collateral trust bonds and medium-term notes for periods of up to 30 years, but typically issue such debt instruments with maturities of two, three, five, seven and 10 years.

At May 31, 2013, we had $4,050 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $1,846 million. Dealer commercial paper and bank bid notes increased from $1,700 million at May 31, 2012 to $2,160 million at May 31, 2013. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At May 31, 2013, 15 percent of total debt outstanding was $3,082 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit as backup liquidity, primarily for dealer and member commercial paper. At May 31, 2013, we had $3,097 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At May 31, 2013, we had long-term debt maturing in the next 12 months totaling $3,669 million. As of the date of our filing, approximately $1,052 million of the total long-term debt maturing in the next twelve months has matured or been refinanced. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to continue to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $990 million of medium-term notes sold through dealers and $391 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the year ended May 31, 2013 we issued $1,656 million of medium-term notes and $379 million of collateral trust bonds in registered offerings. In June 2013, we issued $400 million of collateral trust bonds in a registered offering.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. In November 2012 and April 2013, we issued notes totaling $133 million and $325 million, respectively, under this agreement. We had up to $2,358 million available under this revolving note purchase agreement at May 31, 2013.

•
We had up to $749 million available under committed loan facilities from the Federal Financing Bank at May 31, 2013. A total of $325 million and $424 million are available for advance through October 15, 2013 and October 15, 2015, respectively, and CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facilities. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. During the year ended May 31, 2013, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank. In July 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank.

•	On April 25, 2013, we issued $400 million of 4.75 percent subordinated debt due 2043.

At May 31, 2013, we are the liquidity provider for $598 million of tax-exempt bonds issued for our member cooperatives. These tax-exempt bonds are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. During the variable-rate period (including at the time of conversion to a fixed rate), we have, in return for a fee, unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents have not previously sold such bonds to other investors. During the year ended May 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At May 31, 2013, we had a total of $448 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution control bonds which is also included in the $598 million mentioned in the paragraph above. The remaining $323 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the amount we advance becomes an obligation of the member upon whose application we issued the letter of credit.

We expect that our current sources of liquidity, along with our $177 million of cash on hand at May 31, 2013, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table on page 59). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans are eligible to be repriced at least monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At May 31, 2013 and 2012, 11 percent and 10 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2013.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of May 31, 2013

(dollar amounts in millions)	May 31, 2014 or prior	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2018	June 1, 2018 to May 31, 2023	June 1, 2023 to May 31, 2033	Beyond June 1, 2033	Total
Assets amortization and repricing	$2,269	$3,847	$2,838	$4,274	$3,791	$1,080	$18,099

Liabilities and members’ equity:
Long-term debt	$1,453	$2,322	$3,091	$4,187	$2,692	$450	$14,195
Subordinated certificates	24	44	33	89	1,347	141	1,678
Members’ equity (1)	-	-	-	28	291	582	901
Total liabilities and members’ equity	$1,477	$2,366	$3,124	$4,304	$4,330	$1,173	$16,774

Gap (2)	$792	$1,481	$(286)	$(30)	$(539)	$(93)	$1,325
Cumulative gap	792	2,273	1,987	1,957	1,418	1,325
Cumulative gap as a % of total assets	3.59%	10.30%	9.00%	8.87%	6.42%	6.00%
Cumulative gap as a % of adjusted total assets (3)	3.63	10.42	9.11	8.97	6.50	6.07
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At May 31, 2013, we had $18,099 million of fixed-rate assets amortizing or repricing, funded by $14,195 million of fixed-rate liabilities maturing during the next 30 years and $2,579 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,325 million, or 6.00 percent of total assets and 6.07 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at May 31, 2013 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at May 31, 2013 through committed revolving credit agreements totaling $3,097 million with domestic and foreign banks, $749 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,358 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. As an end user and not a swap dealer, we have not entered into derivative financial instruments for investing, speculating or trading purposes in the past and do not anticipate doing so in the future. At May 31, 2013 and 2012, there were no foreign currency derivative instruments outstanding.

We are required to record all derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Generally, our derivatives do not qualify for hedge accounting. A large portion of our interest rate exchange agreements use a LIBOR index or the 30-day composite commercial paper index as the receive leg, which has not been highly correlated enough to our own commercial paper rates to qualify for hedge accounting on a consistent basis. We believe that the LIBOR index or the 30-day composite commercial paper index are the rates that most closely relate to the rates we pay on our own commercial paper, and, therefore, we believe we are economically hedging our net interest income on loans with our interest rate exchange agreements. At May 31, 2013 and 2012, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative losses line in the consolidated statements of operations.

The following table provides the notional amount, average interest rates and maturities by fiscal year for the interest rate exchange agreements to which we were a party at May 31, 2013.

			Notional Amortization and Maturities
(dollar amounts in millions)		Notional
Instruments	Fair Value	Amount	2014	2015	2016	2017	2018	Thereafter
Interest rate exchange agreements	$(217)	$8,788	$1,216	$687	$685	$930	$712	$4,558
Weighted-average pay rate		2.49%
Weighted-average receive rate		2.00

At May 31, 2013, 60 percent of our interest rate swaps were pay fixed-receive variable and 40 percent were pay variable-receive fixed. As a result, each 25 basis points increase or decrease to the 30-day composite commercial paper index and the one-month and three-month LIBOR rates would result in a $4 million increase or decrease, respectively, in our net cash settlements. There were no cross currency or cross-currency interest rate exchange agreements to which we were a party at May 31, 2013 and 2012.

Other Financial Instruments
The table below provides information about our financial instruments other than derivatives that are sensitive to changes in interest rates. All of our financial instruments at May 31, 2013 were entered into or contracted for purposes other than trading. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2013.

			Principal Amortization and Maturities
(dollar amounts in millions)	Outstanding	Fair						Remaining
Instrument	Balance	Value	2014	2015	2016	2017	2018	Years
Assets:
Investments in time deposits	$700	$700	$700	$-	$-	$-	$-	$-
Investments in equity securities	$32	$32	$-	$-	$-	$-	$-	$32
Long-term fixed-rate loans (1)	$18,057	$19,150	$1,073	$1,023	$989	$952	$900	$13,120
Average rate	5.16%		4.67%	4.73%	4.87%	4.81%	4.93%	5.30%
Long-term variable-rate loans (2)	$797	$797	$70	$63	$58	$53	$44	$509
Average rate (3)	2.89%		-	-	-	-	-	-
Line of credit loans (4)	$1,380	$1,380	$1,380	$-	$-	$-	$-	$-
Average rate (3)	2.51%		2.51%	-	-	-	-	-
Non-performing loans (5)	$15	$12	$7	$2	$2	$2	$1	$1
Average rate (5)	-		-	-	-	-	-	-
Restructured loans (5)	$47	$47	$1	$1	$1	$1	$1	$42
Average rate (5)	3.86%		-	-	-	-	-	-
Liabilities and equity:
Short-term debt (6)	$7,719	$7,751	$7,719	$-	$-	$-	$-	$-
Average rate	1.24%		1.24%	-	-	-	-	-
Medium-term notes	$1,711	$2,013	$-	$186	$435	$16	$7	$1,067
Average rate	4.30%		-	1.77%	0.51%	3.74%	2.50%	6.31%
Collateral trust bonds	$4,458	$5,397	$-	$405	$954	$574	$4	$2,521
Average rate	5.38%		-	1.08%	3.08%	5.47%	7.35%	6.82%
Long-term notes payable	$4,528	$4,746	$-	$406	$32	$33	$30	$4,027
Average rate	2.87%		-	1.92%	1.30%	1.28%	1.23%	3.00%
Subordinated deferrable debt	$400	$404	$-	$-	$-	$-	$-	$400
Average rate	4.75%		-	-	-	-	-	4.75%
Membership sub certificates (7)	$1,600	$1,752	$-	$31	$20	$15	$7	$1,527
Average rate	5.23%		-	2.90%	2.23%	4.34%	3.88%	5.34%
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $189 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $22 million of loans guaranteed by RUS.
(3) Variable rates are set the first day of each month.
(4) The principal amount of line of credit loans are generally required to be paid down for a period of five consecutive days each year. These loans do not have a principal amortization schedule.
(5) Amortization based on current repayment schedule. All non-performing loans were on non-accrual status at May 31, 2013. Average rate on restructured loans represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(6) Short-term debt includes commercial paper, select notes, daily liquidity fund, bank bid notes and long-term debt due in less than one year.
(7) Carrying value and fair value exclude loan subordinated certificates totaling $128 million that amortize annually based on the outstanding balance of the related loan; therefore, there is no scheduled amortization and $1 million in payments not received on certificates subscribed and unissued. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, at May 31, 2013 and 2012, the highest percentage concentration of total notional exposure to any one counterparty was 20 percent and 18 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At May 31, 2013, our derivative instrument counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation and Aa2 to Baa2 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at May 31, 2013, there were three counterparties that would be required to make a payment to us totaling $65 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $49 million, or 75 percent of the total exposure to us, at May 31, 2013.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At May 31, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2013, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At May 31, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(79)	$-	$(79)
fall below Baa1/BBB+ (1)	6,885,828	(209,192)	64,761	(144,431)
Total	$6,887,328	$(209,271)	$64,761	$(144,510)
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

In addition to the rating triggers listed above, at May 31, 2013, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $13 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2013 including credit risk was $219 million.

During the year ended May 31, 2013, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At May 31, 2013, the interest rate swap contracts with this counterparty have a total notional amount of $697 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At May 31, 2013, we estimate that we would have to make a payment of approximately $18 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

We use derivatives to manage interest rate risk on our funding of the loan portfolio. The derivative cash settlements represent the amount that we receive from or pay to our counterparties based on the interest rate indexes in our derivatives that do not qualify for hedge accounting. We adjust the reported interest expense to include the derivative cash settlements. We use the adjusted cost of funding to set interest rates on loans to our members and believe that the interest expense adjusted to include derivative cash settlements represents our total cost of funding for the period. For computing compliance with our revolving credit agreement covenants, we are required to adjust our interest expense to include the derivative cash settlements. TIER calculated by adding the derivative cash settlements to the interest expense reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative losses line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. Foreign currency adjustments represent the change in value of foreign-denominated debt resulting from the change in foreign currency exchange rates during the current period. The derivative forward value calculation is based on future interest rate expectations that may change daily, creating volatility in the estimated derivative forward value. The change in foreign currency exchange rates adjusts the debt balance to the amount that would be due at the reporting date. At the issuance date, we enter into a foreign currency exchange agreement for all foreign-denominated debt that effectively fixes the exchange rate for all interest and principal payments. For making operating decisions, we subtract the derivative forward value and foreign currency adjustments from our net income when calculating TIER and for other net income presentation purposes. The covenants in our revolving credit agreements also exclude the effects of derivative forward value and foreign currency adjustments. In addition, since the derivative forward value and foreign currency adjustments do not represent current period cash flows, we do not allocate such funds to our members and, therefore, exclude the derivative forward value and foreign currency adjustments from net income in calculating the amount of net income to be allocated to our members. TIER calculated by excluding the derivative forward value and foreign currency adjustments from net income reflects management’s perspective on our operations and, therefore, we believe that it represents a useful financial measure for investors.

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

The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives and foreign currency adjustments for the five years ended May 31:

(dollar amounts in thousands)	2013	2012	2011	2010	2009
Interest expense	$(692,025)	$(761,778)	$(841,080)	$(912,111)	$(935,021)
Derivative cash settlements	(56,461)	(12,846)	(6,848)	(23,304)	112,989
Adjusted interest expense	$(748,486)	$(774,624)	$(847,928)	$(935,415)	$(822,032)

Net interest income	$263,728	$199,183	$167,831	$131,524	$135,743
Derivative cash settlements	(56,461)	(12,846)	(6,848)	(23,304)	112,989
Adjusted net interest income	$207,267	$186,337	$160,983	$108,220	$248,732

Net income (loss)	$358,087	$(148,797)	$151,215	$110,547	$(73,770)
Derivative forward value	(141,304)	223,774	23,388	(2,696)	160,017
Adjusted net income	$216,783	$74,977	$174,603	$107,851	$86,247

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER for the five years ended May 31:

	2013	2012	2011	2010	2009
TIER (1)	1.52	-	1.18	1.12	-
Adjusted TIER	1.29	1.10	1.21	1.12	1.10
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

We also sell subordinated deferrable debt in the capital markets with maturities of up to 30 years and the option to defer interest payments. The characteristics of subordination, deferrable interest and long-dated maturity are all equity characteristics. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting subordinated deferrable debt from total liabilities and adding it to total equity. The leverage and debt-to-equity ratios adjusted to treat subordinated deferrable debt as equity rather than debt reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

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

The following table reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt-to-equity ratios as of the five years ended May 31:

(dollar amounts in thousands)	2013	2012	2011	2010	2009
Liabilities	$21,260,390	$19,460,580	$19,874,313	$19,556,448	$20,463,605
Less:
Derivative liabilities	(475,278)	(654,125)	(477,433)	(482,825)	(493,002)
Debt used to fund loans guaranteed by RUS	(210,815)	(219,084)	(226,695)	(237,356)	(243,997)
Subordinated deferrable debt	(400,000)	(186,440)	(186,440)	(311,440)	(311,440)
Subordinated certificates (1)	(1,766,402)	(1,739,454)	(1,813,652)	(1,810,715)	(1,740,054)
Adjusted liabilities	$18,407,895	$16,661,477	$17,170,093	$16,714,112	$17,675,112
Total equity	$811,261	$490,755	$687,309	$586,767	$519,100
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	366,026	142,252	118,864	121,560	(38,457)
Year-to-date derivative forward value (income)
loss	(141,304)	223,774	23,388	(2,696)	160,017
Accumulated other comprehensive income (2)	(7,287)	(8,270)	(9,273)	(7,489)	(8,115)
Plus:
Subordinated certificates (1)	1,766,402	1,739,454	1,813,652	1,810,715	1,740,054
Subordinated deferrable debt	400,000	186,440	186,440	311,440	311,440
Adjusted equity	$3,195,098	$2,774,405	$2,820,380	$2,820,297	$2,684,039
Guarantees	$1,112,771	$1,249,330	$1,104,988	$1,171,109	$1,275,455
(1) Includes $37 million, $17 million and $12 million of subordinated certificates classified in short-term debt at May 31, 2013, 2012 and 2011, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $1.1 million, $0.9 million and $0.5 million of accumulated other comprehensive income related to the unrecognized gains on our investments at May 31, 2013, 2012 and 2011, respectively.

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
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations, as of the five years ended May 31:

	2013	2012	2011	2010	2009
Leverage ratio	27.58	42.20	30.52	35.33	41.88
Adjusted leverage ratio	6.11	6.46	6.48	6.34	7.06

Debt-to-equity ratio	26.21	39.65	28.92	33.33	39.42
Adjusted debt-to-equity ratio	5.76	6.01	6.09	5.93	6.59

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 56.

Item 8.	Financial Statements and Supplementary Information.

The consolidated financial statements, auditors’ reports and quarterly financial results are included on pages 94 through 139 (see Supplementary Information, Selected Quarterly Financial Data (Unaudited), to consolidated financial statements for a summary of the quarterly results of our operations).

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

Management’s Report on Internal Control Over Financial Reporting
The management of National Rural Utilities Cooperative Finance Corporation (“we”, “our” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2013.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ J. ANDREW DON
	Sheldon C. Petersen		J. Andrew Don
	Chief Executive Officer		Senior Vice President and Chief Financial Officer
	August 28, 2013		August 28, 2013

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Vice President and Controller
August 28, 2013
Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Directors
		Director	Date present
Name	Age	since	term expires
Burns E. Mercer (President of CFC)	62	2008	2014
Joel Cunningham (Vice President of CFC)	59	2009	2015
Ray Beavers (Secretary-Treasurer of CFC)	58	2010	2016
Frederick C. Anderson	61	2008	2014
Patrick L. Bridges	54	2013	2016
Fred Brog	68	2009	2015
Mike Campbell	65	2012	2015
R. Grant Clawson	64	2011	2014
Mel Coleman	59	2013	2014
Walter K. Crook	73	2010	2016
Jim L. Doerstler	65	2008	2014
Roman E. Gillen	51	2013	2016
Christopher L. Hamon	50	2009	2015
Scott W. Handy	55	2009	2015
Robert M. Hill	65	2013	2016
Lyle Korver	57	2010	2016
Glenn W. Miller	49	2009	2015
Curtis Nolan	55	2011	2014
Harry N. Park	78	2013	2016
Curtin R. Rakestraw II	60	2013	2016
Randy D. Renth	49	2009	2015
Dwight Rossow	51	2008	2014
Kirk A. Thompson	50	2011	2014

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

(b) Executive Officers
			Held present
Title	Name	Age	office since
President and Director	Burns E. Mercer	62	2013
Vice President and Director	Joel Cunningham	59	2013
Secretary-Treasurer and Director	Ray Beavers	58	2013
Chief Executive Officer	Sheldon C. Petersen	60	1995
Executive Vice President and Chief Operating Officer	John T. Evans	63	2011
Senior Vice President of Member Services and General Counsel	John J. List (1)	66	1997
Senior Vice President and Chief Financial Officer	Steven L. Lilly (2)	63	1994
Senior Vice President of Corporate Relations	Richard E. Larochelle	60	1998
Senior Vice President of Affiliate Organizations	Lawrence Zawalick	55	2011
Senior Vice President and Treasurer	J. Andrew Don (3)	53	2011
Senior Vice President of Credit Risk Management	John M. Borak	68	2002
Senior Vice President of Strategy and Business Development	Leigh V. Grantham	53	2013
(1) Effective July 1, 2013, Mr. List became Senior Vice President of Member Services.
(2) Effective July 1, 2013, Mr. Lilly became Senior Vice President, Special Asset Management.
(3) Effective July 1, 2013, Mr. Don became Senior Vice President and Chief Financial Officer.

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

Mr. Anderson has been the president and CEO of New Hampshire Electric Cooperative, Inc. in Plymouth, New Hampshire since 1992. He is a founding board member of the New Hampshire Electric Co-op Foundation. Mr. Anderson is also a former board member of the Cooperative Research Council, a former board member of Northway Bank and former member of Northway Bank’s Audit Committee. Mr. Anderson is the former director of finance and administration/CFO, New Hampshire Electric Cooperative, Inc.; systems accountant, Rural Electrification Administration; president, vice president and treasurer, Northeast Association of Electric Cooperatives; president, Northeast Public Power Association; and president, Consumer-Owned Energy Foundation. He holds the Credentialed Cooperative Director Certificate issued by the NRECA. Mr. Anderson also is a current member of the AICPA. As president and CEO of New Hampshire Electric Cooperative, Mr. Anderson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Anderson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Anderson’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Bridges has been the CFO of Tri-State G&T Association in Westminster, Colorado, since 2008. He has served as the vice president and treasurer of Texas-New Mexico Power Company from 2000 to 2003. Mr. Bridges has more than 30 years of experience working in the electric power industry and 20 years of experience working for companies registered with the U.S. Securities and Exchange Commission. Mr. Bridges has chaired the Finance Subcommittee of the G&T Managers’ Technical Advisory Council from 2009 to 2012, currently serves as secretary of the G&T Accounting and Finance Committee, and is a

board member of the Colorado Council for Economic Education. Mr. Bridges is a certified public accountant and chartered financial analyst. As the CFO of Tri-State G&T Association, Mr. Bridges has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bridges has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Bridges’ experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. Campbell has been the executive vice president and general manager of Central Florida Electric Cooperative, Inc. in Chiefland, Florida since 2005. He has served as the vice president of engineering and operations of Coastal Electric Cooperative in Midway, Georgia from 1998 to 2005 and the engineering manager of Colquitt Electric Membership Corporation in Moultrie, Georgia from 1991 to 1998. He is serving as a trustee on the executive committee of Seminole Electric Cooperative, and as a director and secretary-treasurer of the Florida Rural Electric Self Insurer’s Fund and Florida Rural Electric Credit Union. As a general manager of Central Florida Electric Cooperative, Mr. Campbell has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Campbell has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Coleman has been the CEO of North Arkansas Electric Cooperative in Salem, Arkansas, since 2001. He serves as vice president of NRECA and has been a director since 2004. In addition, Mr. Coleman is a director of Arkansas Electric Cooperative Corporation, and of the Arkansas Electric Cooperatives. Before becoming CEO, he was assistant general manager from 1999 to 2001, and manager of member services from 1988 to 1999 for North Arkansas Electric Cooperative. Mr. Coleman is a member of the Development Council of Arkansas State University in Mountain Home, Arkansas. As the CEO of North Arkansas Electric Cooperative, Mr. Coleman has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Coleman has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Coleman’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Crook has been a director of Butler Public Power District in David City, Nebraska since 1991. Mr. Crook has served as the CEO of Polk & Butler Mutual Insurance Company since 1992 and is part owner of a farming operation. He also has served as the state director of Nebraska Rural Electric Association from 1997 to 1998 and from 2008 to present. Mr. Crook is a director of Nebraska Farmers Mutual Reinsurance Company, an executive board member of the State Association of Mutual Insurance Companies of Nebraska and board chairman of Nebraska Rural TV Inc. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Butler Public Power District, Mr. Crook has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Crook has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director and member on the CFC board. Mr. Crook’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Doerstler has served as a board director of Whitewater Valley REMC in Liberty, Indiana since 1994. He has served as an officer, an executive committee member and board member of the Indiana Statewide Association of Rural Electric Cooperatives. Mr. Doerstler has served as vice president of Farm Credit Banks of Louisville, vice president of credit for Wabash Valley Production Credit Association and branch manager of Greencastle Production Credit Association. He holds the Credentialed Cooperative Director Certificate and the Board Leadership Certificate issued by NRECA. He is semi-retired and formerly owned and operated Louie’s Boot Barn from 1987 until it was sold in June 2008. As a director of Whitewater Valley REMC, Mr. Doerstler has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Doerstler has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Gillen has been the president and CEO of Consumers Power, Inc. in Philomath, Oregon, since 2006. He served as director of information systems from 1986 to 2003 and assistant manager from 2004 to 2005. His career began with Douglas Electric Cooperative in Roseburg, Oregon, where he was an accounting and data processing manager, and then worked for Truckee-Donner Public Utility District in Truckee, California. Mr. Gillen has served as chairman of Power Resources Cooperative from 2008 to 2010, secretary of Casco Communications, Inc. from 2006 to present, and president of the Oregon Rural Electric Cooperative Association from 2011 to 2012 and is secretary-treasurer of PNGC Power. As the president and CEO of Consumer Power, Inc., Mr. Gillen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Gillen has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Hamon has been the CEO of White River Valley Electric Cooperative, Inc. in Branson, Missouri since 1999. He currently serves as director and served as past president of Sho-Me Power Electric Cooperative and alternate director of KAMO Power. Mr. Hamon serves on the Executive Board, as president of the Alternative Fuel Taskforce and on multiple committees for the Association of Missouri Electric Cooperatives and was past president of the Cooperative Managers Group. In addition, he was the former Operations and Engineering manager for White River Valley Electric Cooperative. Mr. Hamon is a member of the Energy Efficiency/Demand Side Management Team for Associated Electric Cooperative, Inc., the Institute of Electrical & Electronic Engineers and the Missouri Society of Professional Engineers. As CEO of White River Valley Electric Cooperative, Mr. Hamon has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hamon has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Handy has been the president and CEO of Cass County Electric Cooperative, Inc. in Fargo, North Dakota since February 2002 and has been employed there in various capacities since October 1982. He has previously served as chairman for the Rural Electric Management Development Council, Minnkota Power Cooperative Manager’s Advisory Committee and the North Dakota Association of Rural Electric Cooperatives Manager’s Advisory Committee. In addition, he is a former board chairman for Greater Fargo-Moorhead Economic Development Corporation’s Growth Initiative Fund, a public/private loan pool that lends money for business expansion, vice chairman of the North Dakota State University Alumni Association, and board member of the North Dakota State University Quentin N. Burdick Center for Cooperatives. As president and CEO of Cass County Electric Cooperative, Mr. Handy has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Handy has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Hill has been the board chairman of First Electric Cooperative Corporation in Jacksonville, Arkansas, since 2009 and a director since 1983. He also serves as a director and audit committee member of the Arkansas Electric Cooperative Corporation. Mr. Hill is a former member of the Arkansas State Banking Board and is the former owner of a bank and an accounting firm. He is currently the owner and chair of Hill Investments, LLC, and is a former certified public accountant. As the chair of First Electric Cooperative Corporation, Mr. Hill has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hill has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

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

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, Ohio since 2004. He currently serves on the board of Buckeye Power, Inc. including the Executive, Audit and Rate committees. Mr. Miller is currently serving on the board of Wayne Savings Community Bank located in Wooster, Ohio, where he also serves on both the Loan, Compensation and Audit Committees. Mr. Miller is a certified public accountant and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc. Mr. Miller is a part-owner and vice president of The Pines Golf Club in Orrville, Ohio. As president and CEO of Holmes-Wayne Electric Cooperative, Mr. Miller has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Miller has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Miller’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Nolan has been a director of Sulphur Springs Valley Electric Cooperative in Willcox, Arizona since 1993 and a director of NRECA since 2002. Mr. Nolan has also been serving as president of NRECA since March 2013. Mr. Nolan previously served as president and secretary of the Sulphur Springs Valley Electric Cooperative and as a secretary-treasurer and vice president of NRECA. He is a former director and a chairman of Southwest Transmission Cooperative and a former director, treasurer and secretary for Grand Canyon State Electric Cooperative Association. Mr. Nolan has been the owner of Nolan Builders since 2005. Mr. Nolan also holds the Credentialed Cooperative Director Certificate and the Board Leadership Certificate issued by NRECA. As a director of Sulphur Springs Valley Electric Cooperative, Mr. Nolan has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Nolan has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Nolan’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Park has been a director of Southern Rivers Energy in Barnesville, Georgia, since 1997. He also is a director of Georgia System Operations Corporation. Park has served as the president, CEO and director of several banks. As the director of Southern Rivers Energy, Mr. Park has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Park has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Rakestraw II has been a director of Sullivan County Rural Electric Cooperative in Forksville, Pennsylvania, since 1986. He also is chairman of Allegheny Electric Cooperative and director of Continental Cooperative Services. Mr. Rakestraw II served as the director and president of the Pennsylvania Corn Growers Association from 1985 to 1997 and as a founding director of Lycoming Farmland Preservation. He is the owner of Rakestraw Farms and Promised Land Busing. As the director of Sullivan County Rural Electric Cooperative, Mr. Rakestraw II has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rakestraw II has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Rakestraw II’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Renth has been director of Clinton County Electric Cooperative in Breese, Illinois since 1997. He is a certified public accountant and has been at Rickhoff & Associates LTD of O’Fallon, Illinois from 2011 to current and from 2007 to 2009. Mr. Renth was at Rehkemper & Son, Inc. of St. Rose, Illinois from 2009 to 2011. Mr. Renth was the controller of Auffenberg Auto Group in St. Louis, Missouri from 2006 to 2007. Also in 2006, he served as the plant controller for Cenveo, Inc. in St. Louis, Missouri. Mr. Renth served as the chief financial officer of Archway International Trucks/Gateway City International in St. Louis, Missouri from 1997 to 2006. In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs. He also holds the Credentialed Cooperative Director Certificate and the Board Leadership Certificate issued by NRECA. Mr. Renth is owner and operator of RDR Acres Inc., a family farm corporation. As a director of Clinton County Electric Cooperative, Mr. Renth has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Renth has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Renth’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 to 1991. He became Senior Vice President and General Counsel on June 1, 1992, and became Senior Vice President, Member Services and General Counsel on February 1, 1997. Effective July 1, 2013, Mr. List became Senior Vice President of Member Services.

Mr. Lilly joined CFC as a Senior Financial Consultant in October 1983. He became director of Special Finance in June 1985 and director of Corporate Finance in June 1986. He became Treasurer and Principal Finance Officer on June 1, 1993, and became Senior Vice President and Chief Financial Officer on January 1, 1994. Effective July 1, 2013, Mr. Lilly became CFC’s Senior Vice President, Special Asset Management.

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

Mr. Don joined CFC in September 1999 as Director of Loan Syndications and became Vice President of Capital Market Relations in June 2005. Effective June 2010, Mr. Don became CFC’s Senior Vice President and Treasurer. Effective July 1, 2013, Mr. Don became CFC’s Senior Vice President and Chief Financial Officer. Prior to joining CFC, he held the position of Vice President and Manager of the Washington, D.C. Office for The Bank of Tokyo–Mitsubishi. Mr. Don started his banking career with the Bank of Montreal in New York in 1984 and subsequently was a Vice President for Corporate Banking for The Bank of New York from 1987 to 1990.

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

Ms. Grantham joined CFC as Senior Vice President of Strategy and Business Development in February 2013. Before joining CFC, she worked at Choctawhatchee Electric Cooperative, Inc. in Florida where she was the Chief Executive Officer from 2010 to 2013 and Chief Operating Officer from 2007 to 2010. She worked at Choctawhatchee Electric Cooperative, Inc. for 21 years where she held various management positions.

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

(j) Audit Committee

Our Audit Committee currently consists of 11 directors: Mr. Miller (Chairperson), Mr. Anderson (Vice Chairperson), Mr. Renth (Vice Chairperson), Mr. Mercer (Ex Officio), Mr. Bridges, Mr. Coleman, Mr. Crook, Mr. Cunningham, Mr. Nolan, Mr. Rakestraw II and Mr. Thompson. Mr. Bridges was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under Management’s Discussion and Analysis in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2013. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2013 for filing with the Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee
Our Compensation Committee currently consists of seven directors: Mr. Mercer, Mr. Cunningham, Mr. Beavers, Mr. Miller, Mr. Clawson, Mr. Korver and Mr. Thompson. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the Summary Compensation Table below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

The President, Vice President and Secretary-Treasurer of the board of directors meet annually with the CEO to review his performance based on his individual achievements, contribution to CFC’s performance and other leadership accomplishments. In determining Mr. Petersen’s base pay, the Compensation Committee subjectively considers a variety of corporate performance measures, including financial metrics, portfolio management, customer satisfaction and market share, industry leadership, and peer group compensation data provided by the compensation consultant, as discussed below.

Role of Compensation Consultant
In fiscal year 2013, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the Compensation Discussion and Analysis section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, actual and target, annual incentives, actual and target total cash compensation, one year and three year average long-term incentives and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation, it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC.

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

(l) Section 16(a) Beneficial Ownership Reporting Compliance

Inapplicable.

(m) Board Leadership Structure and Role of Risk Oversight by the Board of Directors

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

Board Role in Risk Oversight
CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the board of directors is primarily responsible for the oversight and direction of risk management. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the board. CFC’s management, consisting of the Executive Team and the Operations and Planning Council, which is composed primarily of vice president-level employees, is assisted in its day-to-day duties related to risk by individuals working in the business units, in addition to an Asset Liability Committee, Corporate Credit Committee and Disclosure Committee, which are authorized by the board of directors and have their members appointed by the CEO. Each of these internal, committees consists of certain management-level employees.

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

The process begins with a review of the strategic risk assessment. This session provides the Executive Team an opportunity to discuss the risk assessment with the board of directors and to discuss other pertinent strategic topics. The objective of the risk assessment is to identify significant business risks facing CFC that could impede our ability to achieve our strategic goals. The result of the risk assessment is a listing of significant business risks that are prioritized based on likelihood and impact. The board of directors has developed a risk management philosophy, which is reviewed and, if appropriate, updated annually, which states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

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

The board of directors has established a risk appetite that includes a common understanding between executive management and the board of directors regarding acceptable risks and risk tolerances underlying the execution of CFC’s strategy. It is also intended as a benchmark for discussing the implications of pursuing new strategies and business opportunities.

The results of the board’s strategic risk assessment and management’s operational risk assessment are used as the basis for the development of the strategic plan.

Additionally, the Risk Committee of the Operations and Planning Council periodically conducts a risk culture survey to assess the strengths and weaknesses of our corporate culture in the following areas: risk management activities, management’s philosophy and operating style, organizational structure, integrity and ethical values. The Operations and Planning Council then provides the Executive Team with recommended action items that are focused on improving the internal control environment.

The Audit Committee of the Board of Directors assists the full board of directors in its risk oversight responsibilities. In accordance with its charter, CFC’s Audit Committee is required to periodically inquire of the internal auditors and the external auditors regarding significant risks and exposures to the organization, as well as inquire as to the steps management has taken or proposes to take to minimize these risks. The Audit Committee periodically reviews compliance with such steps. The Corporate Compliance group provides the Audit Committee with semi-annual reports on compliance and ethics matters, including any breaches of laws, regulations or organizational standards. In addition, the Internal Audit group provides the Audit Committee with feedback on the effectiveness and design of internal control processes by reporting the results of its internal audits.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Evans, Lilly, List and Larochelle) are consistent with those offered to all employees.

Our executive compensation program provides a balanced mix of compensation that incorporates the following key components:
•	annual base pay,
•	an annual cash incentive that is based on the achievement of short-term (one-year) corporate goals,
•	a three-year cash incentive that is based on the achievement of longer-term corporate goals, and
•	retirement, health and welfare and other benefit programs.

While all elements of executive compensation work together to provide a competitive compensation package, each element of compensation is determined independently of the other elements.

Our compensation philosophy is to provide a total compensation package for employees – base pay, short-term incentive, long-term incentive and benefits – that is competitive in the local employment market. However, due to the cooperative nature of the organization, CFC does not meet the total cash compensation levels of named executive officers of other financial services organizations since we do not offer stock or other equity compensation. It is important to CFC, however, to pay the named executive officers of CFC competitively in base pay to retain key talent.

Performance – Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to CFC. Other components of compensation – short-term and long-term incentives – reflect the performance of the organization and the success in achieving corporate performance metrics established by the board of directors.

Retention – CFC’s success is due in large part to the relationship between our employees and our members. This makes the retention of employees, including the named executive officers, vital to our business and long-term success. The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis
In fiscal year 2013, Mercer US was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using 14 peer organizations identified by Mercer US through discussion with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included three members of the Farm Credit system and 12 regional banks or financial services companies. These companies were chosen because their businesses are similar to CFC’s.

The peer group companies had assets ranging from approximately 50 percent to 200 percent of CFC’s December 2011 total assets of $20,430 million, and included six companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc., Astoria Financial Corp., Nelnet, Inc., Webster Financial Corp., Flagstar Bancorp, People’s United Financial Corp., Washington Federal Inc., Hudson City Bancorp Inc., First Niagara Financial Group, TFS Financial Corporation, Everbank Financial Corporation and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers. Hudson City Bancorp Inc.’s 2011 assets are outside of the normal targeted asset range, and they have agreed to a merger with M&T Bank Corp. Mercer US recommended that this company remain in the peer group for this year and will re-evaluate the peer group for next year’s analysis. Mercer US also recommended adding Everbank Financial Corporation to the peer group this year due to its close fit with the criteria for peer group inclusion.

Mercer US led the Compensation Committee through an assessment of CEO compensation data at the peer group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:
•	current base salary;
•	actual bonus paid for fiscal year 2011 and for the targeted compensation the target bonus for 2012;
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

In determining the base compensation paid to our other named executive officers, the CEO reviewed national, credible third-party compensation surveys (including the Mercer Executive and CompAnalyst surveys) for financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. CFC has often recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to CFC, and did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation
Base Pay – Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile. To attract and retain a highly skilled work force, we must remain competitive with the pay of other employers that compete with us for talent.

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during another challenging business year. In fact, the business results exceeded company targets for nearly all key metrics of performance and the CEO continued to demonstrate outstanding leadership. However, at the request of the CEO, given the continued economic and competitive business challenges facing the organization, the Committee did not increase the CEO’s compensation for calendar year 2013.

As discussed under Role of the Compensation Committee above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.

Mr. Evans, Mr. List, Mr. Larochelle and Mr. Lilly all continue to perform well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way which would typically warrant a merit-based increase in base pay. However, it was determined that these individuals are currently being paid an appropriate base salary for an executive of this organization; therefore, no base increases were made. Mr. Evans, Mr. List and Mr. Larochelle each received a one-time cash award. The cash award amounts are included in the total compensation table below.

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

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15 percent to 25 percent of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25 percent of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55 percent to 100 percent of total opportunity, with an average over the 15 years of 82.37 percent. This equates to a 15-year average payout of 15.85 percent of base salaries for all employees.

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

The four quadrants for fiscal year 2013, which were the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2013, the board of directors established five corporate goals within these four quadrants. The board of directors establishes corporate goals and measures that they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2013 were:
•	Customer Engagement: A goal supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.
•	Internal Process and Operations: Manage CFC’s operating expense levels.
•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.
•	Learning, Growth & Innovation: Targeted interaction with the membership.

The determination of the extent to which the five goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2013 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that four of the goals were 100 percent achieved; and one goal was achieved at 75 percent, resulting in an aggregate payout of 95 percent of the total opportunity.

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

All employees employed on the first day of the fiscal year, June 1, are eligible to participate in the program for the performance period beginning on that date. Under the long-term incentive program, performance units covering a three-year performance period are issued to each employee at the start of each fiscal year. The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the board of directors and the continued employment of the participant by CFC on the date of payment. We sometimes refer to each three-year performance period as a plan cycle.

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

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15 percent to 25 percent, of the participant’s base pay on the first day of the plan cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2013, the target rating level was “AA-Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25 percent of each named executive officer’s base pay on June 1, 2010. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5 percent of 2010 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2013:

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

As of May 31, 2013, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in June 2010 had a payout value based on our senior secured debt ratings in place on May 31, 2013; performance units issued to named executive officers in June 2011 will have a payout value based on senior secured debt ratings in place on May 31, 2014; and performance units issued to named executive officers in June 2012 will have a payout value based on senior secured debt ratings in place on May 31, 2015. Payments made to named executive officers for fiscal year 2013 were for performance units issued in June 2010 and were based on the May 31, 2013 senior secured debt rating level of A+ stable outlook, which has a value of $20 per performance unit, or 20 percent of the targeted opportunity (5 percent of June 2010 base pay).

All current plans will pay out if both rating agencies, Standard & Poor’s Corporation and Moody’s Investors Services, rate our senior secured debt at a high enough level to receive a payout. The payout will be based on the average of the two ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment
The Compensation Committee conducts an annual risk assessment of the Company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2013 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the Company.

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

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s non-qualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2013 cap for contributions is $17,500. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

Other Compensation
We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel. To provide these perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2013, the board of directors authorized an aggregate of $30,000 to cover these allowances.

Severance/Change-in-Control Agreements
Mr. Petersen, Chief Executive Officer, and Mr. Evans, Executive Vice President and Chief Operating Officer, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change-in-control agreements. For more information on these severance arrangements, see Termination of Employment and Change-in-Control Arrangements below.

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

Submitted by the Compensation Committee:
Burns E. Mercer
Joel Cunningham
Ray Beavers
Glenn W. Miller
R. Grant Clawson
Lyle Korver
Kirk A. Thompson

Summary Compensation Table
The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2013, 2012 and 2011 earned by the named executive officers and three additional executive officers of CFC that meet the definition of “related persons” pursuant to SEC disclosure requirements.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Sheldon C. Petersen	2013	$813,700	$-	$231,494	$636,330	$42,924	$1,724,448
Chief Executive Officer	2012	799,874	100,000	156,721	896,555	41,997	1,995,147
	2011	775,329		229,332	540,169	34,025	1,578,855

John T. Evans	2013	458,300	11,500	130,546	190,874	5,833	797,053
Executive Vice President	2012	458,300	-	88,625	260,220	9,104	816,249
& Chief Operating Officer	2011	433,800		128,330	206,602	5,994	774,726

Steven L. Lilly	2013	405,650	-	116,622	121,167	-	643,439
Senior Vice President &	2012	405,650	10,000	80,727	326,923	-	823,300
Chief Financial Officer	2011	405,650		121,292	276,510	-	803,452

John J. List	2013	405,650	8,000	116,622	115,237	5,000	650,509
Senior Vice President of	2012	405,650	15,000	80,727	163,754	4,900	670,031
Member Services and	2011	405,650		121,292	35,705	5,759	568,406
General Counsel

Richard E. Larochelle	2013	421,876	10,500	120,476	496,981	5,000	1,054,833
Senior Vice President of	2012	421,876	-	83,161	628,834	5,035	1,138,906
Corporate Relations	2011	405,650		121,292	347,103	5,759	879,804

Lawrence Zawalick (5)	2013	320,000	-	90,780	280,498	5,483	696,761
Senior Vice President of	2012	312,000	-	61,300	498,172	7,037	878,509
Affiliate Organizations	2011	295,600		88,400	175,814	5,687	565,501

J. Andrew Don (5)	2013	375,000	-	101,423	219,102	6,250	701,775
Senior Vice President &	2012	325,000	-	58,890	206,202	9,317	599,409
Treasurer	2011	261,050		74,863	75,574	5,839	417,326

John M. Borak (5)	2013	260,049	5,200	74,762	82,225	5,000	427,236
Senior Vice President of	2012	260,049	8,000	51,747	68,023	4,900	392,719
Credit Risk Management	2011	260,049		77,752	65,820	5,514	409,135

Leigh V. Grantham (5) (6)	2013	99,038	-	23,522	9,032	38,220	169,812
Senior Vice President of
Strategy and Business
Development

Name	Year		Short-term Incentive Plan		Long-term Incentive Plan
Sheldon C. Petersen	2013	$$	193,254	$$	38,240
	2012		119,981		36,740
	2011		193,832		35,500

John T. Evans	2013		108,846		21,700
	2012		68,745		19,880
	2011		108,450		19,880

Steven L. Lilly	2013		96,342		20,280
	2012		60,847		19,880
	2011		101,412		19,880

John J. List	2013		96,342		20,280
	2012		60,847		19,880
	2011		101,412		19,880

Richard E. Larochelle	2013		100,196		20,280
	2012		63,281		19,880
	2011		101,412		19,880

Lawrence Zawalick (5)	2013		76,000		14,780
	2012		46,800		14,500
	2011		73,900		14,500

J. Andrew Don (5)	2013		89,063		12,360
	2012		48,750		10,140
	2011		65,263		9,600

John M. Borak (5)	2013		61,762		13,000
	2012		39,007		12,740
	2011		65,012		12,740

Leigh V. Grantham (5) (6)	2013		23,522		-
(1) Includes amounts given as one-time cash awards in lieu of base pay increases, except for Mr. Petersen, which was a bonus in addition to a base pay increase in 2012.
(2) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple employer defined benefit pension plan in which CFC participates, during each respective fiscal year.
(4) For Mr. Petersen, includes $30,000 of perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance, in each case for fiscal year 2012 and 2013. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. Mr. Petersen’s also includes earnings for accrued and unused annual leave  in 2013. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan, contributions to health savings. For Ms. Grantham, these costs include relocation expenses of $34,062 and $2,408 attributable to tax gross up for relocation.
(5) These executives are “related persons” as defined by the SEC’s disclosure requirements and are included in the Summary Compensation Table as we generally treat all of our executive officers equally.
(6) Leigh V. Grantham became an executive officer of CFC on February 4, 2013 when she was appointed Senior Vice President, Strategy and Business Development.

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2013.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$-	$203,400	$305,100
Short-term Incentive Plan (2)	-	193,254	193,254
John T. Evans
Long-term Incentive Plan (1)	-	114,600	171,900
Short-term Incentive Plan (2)	-	108,846	108,846
Steven L. Lilly
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	96,342	96,342
John J. List
Long-term Incentive Plan (1)	-	101,400	152,100
Short-term Incentive Plan (2)	-	96,342	96,342
Richard E. Larochelle
Long-term Incentive Plan (1)	-	105,500	158,250
Short-term Incentive Plan (2)	-	100,196	100,196
Lawrence Zawalick
Long-term Incentive Plan (1)	-	80,000	120,000
Short-term Incentive Plan (2)	-	76,000	76,000
J. Andrew Don
Long-term Incentive Plan (1)	-	93,800	140,700
Short-term Incentive Plan (2)	-	89,063	89,063
John M. Borak
Long-term Incentive Plan (1)	-	65,000	97,500
Short-term Incentive Plan (2)	-	61,762	61,762
Leigh V. Grantham
Long-term Incentive Plan (1)	-	-	-
Short-term Incentive Plan (2) (3)	-	23,522	23,522
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of AA- stable at May 31, 2015.
(2) Target and maximum payouts represent 25 percent of May 31, 2013 base salary. For the payout earned under the fiscal year 2013 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.
(3) Ms. Grantham’s target and maximum are prorated based upon time worked during the fiscal year.

The board of directors approved a new long-term incentive plan and made grants of performance units to the named executive officers in August 2013. The payout under these grants will be determined on May 31, 2016.

Employment Contracts
Pursuant to an employment agreement effective as of January 1, 2008 and amended September 1, 2011, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2015, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $790,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See Termination of Employment and Change-in-Control Arrangements below for a description of these provisions and for information on these amounts.

For information about Mr. Evans’ termination agreement, see Termination of Employment and Change-in-Control Arrangements.

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

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2013 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	29.75	$2,724,318	$489,898
John T. Evans (4)	NRECA Retirement Security Plan	2.75	203,244	102,597
Steven L. Lilly (4)	NRECA Retirement Security Plan	2.75	193,979	37,514
John J. List (5)	NRECA Retirement Security Plan	4.92	174,382	48,366
Richard E. Larochelle	NRECA Retirement Security Plan	29.00	2,384,019	244,715
Lawrence Zawalick	NRECA Retirement Security Plan	32.67	1,887,173	339,974
J. Andrew Don	NRECA Retirement Security Plan	12.67	806,828	-
John M. Borak (5)	NRECA Retirement Security Plan	6.92	466,224	3,111
Leigh V. Grantham	NRECA Retirement Security Plan	20.50	711,545	-
(1) CFC is a participant in a multiple employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple employer pension plan. Mr. Larochelle and Ms. Grantham have credited years of service with another cooperative in addition to CFC. All other executives have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2013, as provided by the plan administrator, NRECA, using interest rates ranging from 0.75 percent to 4.60 percent per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2013 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan.
(4) Due to the quasi-retirements of Mr. Evans in March of 2012 and Mr. Lilly in January 2012, for benefit earned through August 2010, their credited years of service were reduced to reflect credited years of service for the remainder of the 2010 calendar year and they received 12 months of credited service in January of each year thereafter.
(5) Due to quasi-retirements of Mr. List in January 2009 and Mr. Borak in January 2007, their credited years of service were reduced to zero at that time. Subsequent to the quasi-retirement, they received credited years of service for the remainder of the year in which the quasi-retirement occurred and  received 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation
The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100 percent of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2013 cap for contributions is $17,500. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the executive officers listed in the Summary Compensation Table were eligible to participate during the year ended May 31, 2013.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$17,617	$-	$103,685	$-	$437,915

John T. Evans	17,000	-	24,820	-	240,574

Steven L. Lilly	-	-	51,924	-	249,576

John J. List	17,208	-	46,821	-	201,178

Richard E. Larochelle	17,583	-	12,415	-	301,909

Lawrence Zawalick	15,500	-	56,738	-	241,717

J. Andrew Don	-	-	-	-	-

John M. Borak	17,000	-	6,306	-	149,940

Leigh V. Grantham	-	-	-	-	-
(1) Executive contributions are also included in the fiscal year 2013 Salary column in the Summary Compensation Table above.

Termination of Employment and Change-in-Control Arrangements
Mr. Petersen and Mr. Evans each have an executive agreement with CFC under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event on May 31, 2013, the compensation payable to Mr. Petersen for termination without cause would be $2,801,043. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation, and payment for all health and welfare and retirement plans for an additional nine-month period. Assuming a termination date of May 31, 2013, the cost of compensation payable to Mr. Evans for termination without cause would be $497,485. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

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

The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2013.

Name	Total Fees Earned
Burns E. Mercer	$47,500
Joel Cunningham	46,600
Ray Beavers	43,200
Frederick C. Anderson	43,150
Patrick L. Bridges	10,300
Fred Brog	41,650
Raphael A. Brumbeloe	36,950
Mike Campbell	41,950
R. Grant Clawson	42,850
Mel Coleman	10,150
Delbert Cranford	41,400
Walter K. Crook	32,750
Jim L. Doerstler	42,700
Jimmy Ewing, Jr.	37,700
Roman E. Gillen	10,150
Michael J. Guidry	21,900
Christopher L. Hamon	43,000
Scott W. Handy	41,950
Robert M. Hill	10,300
William A. Kopacz	37,700
Lyle Korver	43,000
Glenn W. Miller	43,900
Curtis Nolan	37,000
Harry N. Park	10,300
Curtin R. Rakestraw II	10,300
Randy D. Renth	43,150
Dwight Rossow	42,850
R. Wayne Stratton	38,600
Kirk A. Thompson	42,400

Compensation Committee Interlocks and Insider Participation
During the year ended May 31, 2013, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Inapplicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons
Our board of directors has established a written policy governing related-person transactions. The policy covers transactions with related persons such as our directors and executive officers and their immediate family members and entities, such as certain of our members, of which any of our directors or executive officers is an executive officer, director or employee or otherwise controls. Under this policy, a related-person transaction is any transaction in which we are a participant involving in excess of $120,000 in which a related person had, has or will have a direct or indirect material interest, other than compensatory and expense reimbursement arrangements, transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions that are deemed to be related credits. Such related-person transactions are subject to review and approval by the General Counsel, or in some cases, the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are members, employees, executive officers or directors in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit, and our independent third-party reviewer, which reviews our credit extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the board of directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full board of directors, except that any interested directors may not participate, directly or indirectly, in the deliberations or vote with respect to such approval and the CEO has the authority to approve emergency lines of credit and certain other loans and lines of credit. Notwithstanding the related-person transaction policy, the CEO will extend such loans and lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan.

Related-Person Transactions
See the Summary Compensation Table in Item 11 for a description of compensation paid to Lawrence Zawalick, J. Andrew Don and John Borak, CFC’s executive officers who are not named executive officers, but meet the definition of a “related person” as described above.

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
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2 percent of such other company’s consolidated gross revenue.

The board of directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2013. The board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Ray Beavers	Walter K. Crook	Curtis Nolan
Patrick L. Bridges	Joel Cunningham	Harry N. Park
Fred Brog	Jim L. Doerstler	Curtin R. Rakestraw II
Raphael A. Brumbeloe (1)	Jimmy Ewing, Jr. (1)	Randy D. Renth
Mike Campbell	Michael J. Guidry (1)	Dwight Rossow
R. Grant Clawson	Robert M. Hill	R. Wayne Stratton (1)
Mel Coleman	Burns E. Mercer
Delbert Cranford (1)	Glenn W. Miller
(1) This director served during the year ended May 31, 2013; however he was no longer a director at May 31, 2013.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2013 and 2012 and fees for other services provided during that period by Deloitte & Touche, LLP.

	2013	2012
Audit fees (1)	$1,454,200	$1,435,750
Audit-related fees (2)	45,000	40,000
Tax fees (3)	115,424	126,147
All other fees (4)	16,500	16,500
Total	$1,631,124	$1,618,397
(1) Audit fees in 2013 and 2012 consist of fees for the audit of our consolidated financial statements, including RTFC and NCSC in accordance with the accounting standards governing variable interest entities, totaling $1,092,250, and fees for the preparation of the stand-alone financial statements for RTFC and NCSC totaling $160,000. Additionally, audit fees in 2013 and 2012 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees include fees incurred in connection with the CAH audit.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) These fees relate to the audit of a trust serviced by CFC and legislative research fees.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants provided such services do not impair the independent public accountant’s independence. All fiscal 2013 and fiscal 2012 services were pre-approved by the Audit Committee. CFC’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

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

	10.5	-	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.*
	10.6	-	Revolving Credit Agreement dated March 21, 2011 for $1,125,000,000 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 13, 2011.
	10.7	-	Revolving Credit Agreement dated October 21, 2011 for $884,875,000 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 17, 2012.
	10.8	-	Revolving Credit Agreement dated October 21, 2011 for $834,875,000 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 17, 2012.
	10.9	-
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on April 12, 2013.

	10.10	-
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on April 12, 2013.

10.11	-
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 12, 2013.

10.12	-	Joinder dated May 30, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014.
10.13	-	Joinder dated July 9, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014.
10.14	-	Joinder dated July 9, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015.
10.15	-	Joinder dated July 9, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016.
10.16	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.17	-
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.18	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

10.19	-
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.20	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.21	-
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.22	-
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.23	-
Indenture for Clean Renewable Energy Bonds, Secured Tax Credit Series 2009A dated September 1, 2009 between the Registrant, U.S. Bank Trust National Association as trustee, and the Federal Agricultural Mortgage Corporation as guarantor. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.24	-
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.25	-
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.26	-
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.27	-
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.28	-
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.29	-
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.30	-
Amended, Restated and Consolidated Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 13, 2012 for up to $3,999,000,000. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed in January 14, 2013.

10.31	-
Amended, Restated and Consolidated Pledge Agreement dated as of December 13, 2012, between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 14, 2013.

10.32	-
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

10.33	-
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.34	-
Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 13, 2011.

10.35	-
First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.6 to our Form 10-Q filed on April 13, 2011.

10.36	-	Construction agreement between CFC and Whiting-Turner Contracting Company dated August 26, 2009. Incorporated by reference to Exhibit 10.17 to our Form 10-K filed on August 30, 2010.
10.37	-
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
Financial statements from the Annual Report on Form 10-K of National Rural Utilities Cooperative Finance Corporation for the year ended May 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 28th day of August 2013.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer
Sheldon C. Petersen

/s/ J. ANDREW DON	Senior Vice President and Chief Financial
J. Andrew Don	Officer

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ BURNS E. MERCER	President and Director
Burns E. Mercer

/s/ JOEL CUNNINGHAM	Vice President and Director
Joel Cunningham

/s/ RAY BEAVERS	Secretary-Treasurer and Director
Ray Beavers
August 28, 2013
/s/ FREDERICK C. ANDERSON	Director
Frederick C. Anderson

/s/ PATRICK L. BRIDGES	Director
Patrick L. Bridges

/s/ FRED BROG	Director
Fred Brog

/s/ MIKE CAMPBELL	Director
Mike Campbell

/s/ R. GRANT CLAWSON	Director
R. Grant Clawson

/s/ MEL COLEMAN	Director
Mel Coleman

/s/ WALTER K. CROOK	Director
Walter K. Crook

/s/ JIM L. DOERSTLER	Director
Jim L. Doerstler

/s/ ROMAN E. GILLEN	Director
Roman E. Gillen

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ ROBERT M. HILL	Director
Robert M. Hill

/s/ LYLE KORVER	Director
Lyle Korver		August 28, 2013

/s/ GLENN W. MILLER	Director
Glenn W. Miller

/s/ CURTIS NOLAN	Director
Curtis Nolan

/s/ HARRY N. PARK	Director
Harry N. Park

/s/ CURTIN R. RAKESTRAW II	Director
Curtin R. Rakestraw II

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ DWIGHT ROSSOW	Director
Dwight Rossow

/s/ KIRK A. THOMPSON	Director
Kirk A. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 28, 2013

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

  A S S E T S

	May 31,
	2013	2012

Cash and cash equivalents	$177,062	$191,167

Restricted cash	7,696	7,694

Investments	731,632	59,045

Loans to members	20,305,874	18,919,612
Less: Allowance for loan losses	(54,325)	(143,326)
Loans to members, net	20,251,549	18,776,286

Accrued interest and other receivables	175,183	185,827

Fixed assets, net	104,508	102,770

Debt service reserve funds	39,803	39,803

Debt issuance costs, net	38,949	43,515

Foreclosed assets, net	261,472	223,476

Derivative assets	257,878	296,036

Other assets	25,919	25,716

Total assets	$22,071,651	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	May 31,
	2013	2012

Short-term debt	$7,719,483	$4,493,434

Accrued interest payable	144,945	161,817

Long-term debt	10,696,433	12,151,967

Deferred income	25,717	26,131

Derivative liabilities	475,278	654,125

Subordinated deferrable debt	400,000	186,440

Members’ subordinated certificates:
Membership subordinated certificates	644,757	646,279
Loan and guarantee subordinated certificates	696,719	678,115
Member capital securities	387,750	398,350
Total members’ subordinated certificates	1,729,226	1,722,744

Other liabilities	69,308	63,922

Commitments and contingencies

Total liabilities	21,260,390	19,460,580

CFC equity:
Retained equity	791,090	473,964
Accumulated other comprehensive income	8,381	9,199
Total CFC equity	799,471	483,163
Noncontrolling interest	11,790	7,592
Total equity	811,261	490,755

Total liabilities and equity	$22,071,651	$19,951,335

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the years ended May 31,
	2013	2012	2011
Interest income	$955,753	$960,961	$1,008,911
Interest expense	(692,025)	(761,778)	(841,080)

Net interest income	263,728	199,183	167,831

Recovery of loan losses	70,091	18,108	83,010
Net interest income after recovery of loan losses	333,819	217,291	250,841

Non-interest income:
Fee and other income	38,181	17,749	23,646
Derivative gains (losses)	84,843	(236,620)	(30,236)
Results of operations of foreclosed assets	(897)	(67,497)	(15,989)

Total non-interest income	122,127	(286,368)	(22,579)

Non-interest expense:
Salaries and employee benefits	(55,536)	(39,364)	(42,856)
Other general and administrative expenses	(28,646)	(25,973)	(28,591)
Recovery of (provision for) guarantee liability	4,772	(726)	673
Loss on early extinguishment of debt	(10,636)	(15,525)	(3,928)
Other	(5,064)	(739)	(1,018)

Total non-interest expense	(95,110)	(82,327)	(75,720)

Income (loss) prior to income taxes	360,836	(151,404)	152,542

Income tax (expense) benefit	(2,749)	2,607	(1,327)

Net income (loss)	358,087	(148,797)	151,215

Less: Net (income) loss attributable to the noncontrolling interest	(4,328)	4,070	(1,789)

Net income (loss) attributable to CFC	$353,759	$(144,727)	$149,426

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended May 31,
	2013	2012	2011

Net income (loss)	$358,087	$(148,797)	$151,215

Other comprehensive (loss) income:
Add: Unrealized gains (losses) on securities	165	444	(30)
Unrealized gains on derivatives	-	-	2,551
Less: Realized gains on derivatives	(1,004)	(1,028)	(795)
Other comprehensive (loss) income	(839)	(584)	1,726

Total comprehensive income (loss)	357,248	(149,381)	152,941

Less: Total comprehensive (income) loss attributable to
noncontrolling interest	(4,307)	4,095	(1,761)

Total comprehensive income (loss) attributable to CFC	$352,941	$(145,286)	$151,180

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

				CFC Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2010	$586,767	$ 10,186	$576,581	$ 8,004	$568,577	$ (106,984)	$ 191,993	$ 481,120	$ 2,448
Patronage capital retirement	(51,396)	-	(51,396)	-	(51,396)	-	-	(51,396)	-
Net income	151,215	1,789	149,426	-	149,426	(23,705)	80,133	92,173	825
Other comprehensive income (loss)	1,726	(28)	1,754	1,754	-	-	-	-	-
Other	(1,003)	(161)	(842)	-	(842)	-	-	-	(842)
Balance as of May 31, 2011	$687,309	$ 11,786	$675,523	$ 9,758	$665,765	$ (130,689)	$ 272,126	$ 521,897	$ 2,431
Patronage capital retirement	(46,265)	(44)	(46,221)	-	(46,221)	-	-	(46,221)	-
Net (loss) income	(148,797)	(4,070)	(144,727)	-	(144,727)	(216,252)	-	70,690	835
Other comprehensive loss	(584)	(25)	(559)	(559)	-	-	-	-	-
Other	(908)	(55)	(853)	-	(853)	-	-	-	(853)
Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$ 546,366	$ 2,413
Patronage capital retirement	(36,599)	(794)	(35,805)	-	(35,805)	429	-	(36,234)	-
Net income	358,087	4,328	353,759	-	353,759	133,257	138,133	81,449	920
Other comprehensive loss	(839)	(21)	(818)	(818)	-	-	-	-	-
Other	(143)	685	(828)	-	(828)	-	-	-	(828)
Balance as of May 31, 2013	$811,261	$ 11,790	$799,471	$ 8,381	$791,090	$ (213,255)	$ 410,259	$ 591,581	$ 2,505

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$358,087	$(148,797)	$151,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred income	(8,766)	(10,409)	(9,079)
Amortization of debt issuance costs and deferred charges	7,582	10,897	16,298
Amortization of discount on long-term debt	4,314	-	-
Amortization of issuance costs for revolving bank lines of credit	2,932	-	-
Depreciation	5,381	4,324	2,231
Recovery of loan losses	(70,091)	(18,108)	(83,010)
(Recovery of) provision for guarantee liability	(4,772)	726	(673)
Results of operations of foreclosed assets	897	67,497	15,989
Derivative forward value	(141,304)	223,774	23,388
Changes in operating assets and liabilities:
Accrued interest and other receivables	17,092	26,164	19,058
Accrued interest payable	(16,872)	(33,042)	(19,213)
Other	9,001	21,044	6,393

Net cash provided by operating activities	163,481	144,070	122,597

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(9,027,063)	(6,244,701)	(7,437,411)
Principal collected on loans	7,623,527	6,654,443	6,932,195
Investment in fixed assets	(7,119)	(18,300)	(35,343)
Proceeds from foreclosed assets	48,144	39,566	44,884
Investments in foreclosed assets	(87,037)	(49,728)	(133,807)
Investments in time deposits	(700,000)	-	-
Proceeds from early redemption of investments	57,578	-	-
Investments in equity securities	(30,000)	-	(24)
Change in restricted cash	(2)	(4)	8,019

Net cash (used in) provided by investing activities	(2,121,972)	381,276	(621,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	681,612	74,721	891,980
Proceeds from issuances of short term debt with original maturity greater than 90 days	639,148	411,750	607,283
Repayments of short term debt with original maturity greater than 90 days	(517,192)	(560,277)	(473,123)
Issuance costs for revolving bank lines of credit	(3,159)	(3,672)	(4,209)
Proceeds from issuance of long-term debt	2,640,850	2,081,533	2,412,703
Payments for retirement of long-term debt	(1,569,555)	(2,519,650)	(2,988,805)
Proceeds from issuance of subordinated debt	395,724	-	-
Payments for retirement of subordinated debt	(186,440)	-	(125,000)
Proceeds from issuance of members’ subordinated certificates	66,620	34,325	65,691
Payments for retirement of members’ subordinated certificates	(34,780)	(102,115)	(59,824)
Payments for retirement of patronage capital	(35,036)	(44,409)	(48,097)
Cash portion of debt exchange premium	(133,406)	-	-

Net cash provided by (used in) financing activities	1,944,386	(627,794)	278,599

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,105)	(102,448)	(220,291)
BEGINNING CASH AND CASH EQUIVALENTS	191,167	293,615	513,906
ENDING CASH AND CASH EQUIVALENTS	$177,062	$191,167	$293,615

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended May 31,
	2013	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$694,069	$783,923	$843,995
Cash paid for income taxes	89	293	1,329

Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$670	$534	$318
Patronage capital applied against loan balances	160	134	1,737
Noncontrolling interest patronage capital applied against loan balances	58	44	200
Fair value of foreclosed assets applied as repayment of loans	-	-	165,625
Charge-offs of allowance for loan losses applied against loan balances	19,122	-	354,248
Net decrease in debt service reserve funds/debt service reserve certificates	-	(5,859)	-
Collateral trust bonds issued as debt exchange premium	39,647	-	-

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

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and non-profit entities that are owned, operated or controlled by or provide significant benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. At May 31, 2013, NCSC’s membership consisted of distribution systems that were members of CFC or were eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative that pays income tax on the full amount of its net income.

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

Based on the accounting standards governing consolidations, equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC is reported as net loss or net income attributable to the noncontrolling interest on the consolidated statement of operations.

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their incurred losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.

All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC has a non-voting associate member relationship with CFC. RTFC members elect directors to the RTFC board based on one vote for each member. All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC. If CFC becomes a member of NCSC, it would control the nomination process for one NCSC director. NCSC members elect directors to the NCSC board based on one vote for each member. NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At May 31, 2013, CFC had guaranteed $85 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $93 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At May 31, 2013, CFC guaranteed $4 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At May 31, 2013, RTFC had total assets of $618 million including loans outstanding to members of $503 million, and NCSC had total assets of $800 million including loans outstanding of $773 million. At May 31, 2013, CFC had committed to lend RTFC up to $4,000 million, of which $484 million was outstanding. At May 31, 2013, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $842 million was outstanding, representing $757 million of outstanding loans and $85 million of credit enhancements.

At May 31, 2013, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 252 associates. Our membership includes the following:
•	837 distribution systems;
•	71 power supply systems;
•	487 telecommunications members;
•	64 statewide and regional associations; and
•	1 national association of cooperatives.

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

Restricted cash totaling $8 million at May 31, 2013 and 2012 related to Clean Renewable Energy Bonds (“CREBs”) that were issued in February 2008 and October 2009 represent the following:
•
Cash proceeds from the issuance of CREBs that may be used only for funding CREBs loan advances to participating members to reimburse them for costs related to construction, refinancing and reimbursement of capital expenditures related to qualifying renewable energy projects. We may invest these funds; however, the interest earned on the invested cash is restricted as it may be used only to fund qualifying projects.

•
Cash proceeds from the issuance of CREBs that may be used only to reimburse us for the costs of issuing the CREBs. These funds are held by the trustee and are only released to us to cover the costs of issuance, for which we must submit invoices for reimbursement. We may invest these funds; however, the interest earned on the invested cash is restricted and may be used only to cover issuance expenses and to fund qualifying projects.

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

We account for our investments in Federal Agricultural Mortgage Corporation Series A Common Stock and Federal Agricultural Mortgage Corporation Series A Preferred Stock as available-for-sale securities based on the accounting standards for debt and equity securities. Available-for-sale securities are carried at fair value. Unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive income. Realized gains or losses are measured and reclassified from accumulated other comprehensive income into earnings when investments are sold or when an other-than-temporary impairment exists.

We account for our investments in Federal Agricultural Mortgage Corporation Series C preferred stock under the cost method based on applicable accounting standards as these investments do not meet the definition of a marketable security. Under the cost method of accounting, we record the preferred stock at cost and recognize any dividends earned from net accumulated earnings as interest income. Dividends received in excess of earnings after the date of investment are considered a return of investment and are recorded as reductions to the cost of the investment. We continually monitor these investments for possible impairment. Other-than-temporary impairments are recognized in earnings.

Our investments also include deposits that we made with financial institutions in interest bearing accounts. These deposits are cash equivalents; however, because they have a maturity of greater than 90 days, they are classified as investments and carried at cost.

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

We review the estimates and assumptions used in the calculations of the loan loss allowance on a quarterly basis. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to incurred losses. The allowance is based on estimates and, accordingly, actual losses may differ from the allowance amount. The methodology used to calculate the loan loss allowance is summarized below.

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

As of May 31, 2013, the Company made refinements in the assumptions used to estimate its allowance for loan losses. As such, we use the following factors to determine the loan loss allowance for the general portfolio category:
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
•
Standard & Poor’s historical utility sector default table. The table provides expected default rates for the utility sector based on rating level and the remaining maturity. We correlate our internal risk ratings to the ratings used in the utility sector default table. We use the default table to assist in estimating our loan loss allowance because we have limited history from which to develop loss expectations.

•	Loss Emergence Period. Estimated based on the time between the loss causing event(s) and the date that we charge off the unrecoverable portion of the loan.
•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. We have been lending to electric cooperatives since our incorporation in 1969.

In addition to the loan loss allowance for the general portfolio, we maintain a qualitative reserve for the general portfolio based on risk factors not captured in the general allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. We actively monitor the operations and financial performance of our borrowers through the review of audited financial statements, review of borrower prepared financial statements (if required) and discussions with borrower management. As a result of the lag, there could be credit events or circumstances that exist with our borrowers for which we have not been made aware that could potentially lead to reassessing/downgrading of certain BRRs to better reflect the risk of default and ultimate loss. Additional qualitative considerations include our expectations with respect to loan workouts, risks associated with large loan exposures and economic and environmental factors.

To measure these additional risk factors supporting an additional reserve for the general portfolio, we perform an internal credit risk ratings portfolio stress test quantifying the impact that both upgrades and downgrades in internal credit risk ratings would have on our estimate of losses inherent in the portfolio.

Prior to the refinements made as of May 31, 2013 in the assumptions used to estimate our allowance for loan losses, our internal risk rating system measured default risk based on the borrowers risk rating with adjustments for the adequacy of collateral securing our loans. The expected default rates were based on Standard & Poor’s historical corporate bond default table and our loss emergence period was based on the weighted average maturity of loans outstanding. Our recovery rates were based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. Further, the qualitative component of the general reserve was based on quantitative measurement of large loan exposures (single-obligor) as well as economic and environmental factors.

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

An impairment loss on a loan receivable is recognized as the difference between the recorded investment in the loan and the present value of the estimated future cash flows associated with the loan discounted at the effective interest rate. If the current balance in the receivable is greater than the net present value, the impairment is equal to that difference and a portion of the loan loss allowance is specifically reserved based on the calculated impairment. If future cash flows cannot be estimated, the loan is collateral dependent or foreclosure is probable, the impairment is calculated based on the estimated fair value of the collateral securing the loan.

In calculating the impairment on a loan, the estimates of the expected future cash flows or collateral value are the key estimates made by management. Changes in the estimated future cash flows or collateral value affect the amount of the calculated impairment. The change in cash flows required to make the change in the calculated impairment material will be different for each borrower and depend on the period covered, the effective interest rate at the time the loan became impaired and the amount of the loan outstanding. Estimates are not used to determine our investment in the receivables or the discount rate since, in all cases, the investment is equal to the loan balance outstanding at the reporting date, and the discount rate is equal to the effective interest rate on the loan at the time the loan became impaired.

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

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our consolidated balance sheets when control has been surrendered. We recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties. We retain the servicing performance obligations on these loans. We have not recorded a servicing asset or liability because our servicing fees are at market rates.

During the years ended May 31, 2013, 2012 and 2011, we sold CFC loans with outstanding balances totaling $149 million, $192 million, and $327 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the years ended May 31, 2013, 2012 and 2011.

During the years ended May 31, 2013, 2012 and 2011 we recognized $3 million, $3 million and $2 million, respectively, in servicing fees on all direct loan sale and loan securitization transactions.

(k)        Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense (approximately $5 million, $4 million and $2 million in fiscal years 2013, 2012 and 2011, respectively) is computed on the straight-line method over estimated useful lives ranging from two to 40 years. Interest capitalized in connection with the construction of long-lived assets was not material for the years ended May 31, 2012 and 2011. Fixed assets consisted of the following as of May 31:

(dollar amounts in thousands)	2013	2012
Building and building equipment	$49,168	$47,288
Furniture and fixtures	5,046	3,985
Computer software and hardware	27,580	24,336
Other	911	2,162
Less: accumulated depreciation	(19,500)	(15,035)
Land	38,678	38,608
Construction-in-progress and software	2,625	1,426
Fixed assets, net	$104,508	$102,770

(l)        Debt Service Reserve Fund

At May 31, 2013 and 2012, we had $40 million pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates from us as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (i) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (ii) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund at May 31, 2013 and 2012. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2013, no guaranteed bonds requiring a debt service reserve fund were fully repaid, and no new guarantees requiring a debt service reserve fund were made. This resulted in no change to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2012, $4 million of guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in a reduction of $6 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

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

(n)          Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments on the consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the consolidated statement of operations unless specific hedge accounting criteria are met.

We formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. If applicable hedge accounting criteria are satisfied, the change in fair value of derivative instruments is recorded to other comprehensive income, and net cash settlements are recorded in interest expense. The gain or loss on derivatives used as a cash flow hedge of a forecasted debt transaction is recorded as a component of other comprehensive income (loss) and amortized as interest expense using the effective interest method over the term of the hedged debt. Any ineffectiveness in the hedging relationship is recognized in the derivative gains (losses) line of the statement of operations.

A transition adjustment was recorded as an other comprehensive loss on June 1, 2001, the date we implemented the accounting standards for derivative financial instruments. This adjustment will be amortized into earnings through April 2029 in the derivative gains (losses) line of the statement of operations.

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

(r)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Interest on long-term fixed-rate loans	$874,287	$878,604	$904,464
Interest on long-term variable-rate loans	21,684	24,374	45,590
Interest on line of credit loans	32,378	30,717	44,346
Interest on restructured loans	13,956	16,191	2,789
Interest on non-performing loans	-	-	149
Interest on investments	6,325	3,934	3,830
Fee income (1)	7,123	7,141	7,743
Total interest income	$955,753	$960,961	$1,008,911
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $21 million and $20 million at May 31, 2013 and 2012, respectively.

(s)          Interest Expense

The following table presents the components of interest expense for the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Interest expense on debt (1):
Short-term debt	$6,888	$5,836	$8,886
Medium-term notes	95,495	173,927	241,545
Collateral trust bonds	327,978	314,642	306,332
Subordinated deferrable debt	12,922	11,225	13,358
Subordinated certificates	81,920	81,124	82,057
Long-term notes payable	150,553	154,606	167,700
Debt issuance costs (2)	7,582	9,044	10,358
Fee expense (3)	8,687	11,374	10,844
Total interest expense	$692,025	$761,778	$841,080

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

(t)         Early Extinguishment of Debt

We redeem outstanding debt early from time to time to manage liquidity and interest rate risk. When we redeem outstanding debt early, we recognize a gain or loss related to the difference between the amount paid to redeem the debt and the net book value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

On March 1, 2013, we redeemed $300 million of our $900 million, 5.50 percent, collateral trust bonds due July 1, 2013 at a premium. The premium and unamortized issuance costs totaling $5.2 million were recorded as a loss on extinguishment of debt during the fourth quarter of the year ended May 31, 2013.

On May 24, 2013, we redeemed all of our $88 million of Series NRC 6.10 percent subordinated deferrable debt due 2044 and all of our $98 million of Series NRU 5.95 percent subordinated deferrable debt due 2045 at par. We recorded a $5.4 million loss on the extinguishment of debt during the fourth quarter of fiscal year 2013 for the unamortized issuance costs.

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

The income tax benefit (expense) recorded in the consolidated statement of operations for the years ended May 31, 2013, 2012 and 2011 represents the income tax benefit (expense) for RTFC and NCSC at the applicable federal and state income tax rates resulting in approximately 38 percent tax rate. Additionally, fines or penalties assessed against RTFC and NCSC, if any, are recorded in income tax expense.

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

As of May 31, 2013, the Company made refinements in the assumptions used to estimate its allowance for loan losses. Specifically, we updated certain assumptions used to estimate defaults, which included transitioning from the S&P corporate bond default table to the S&P utility sector default table, refining the linkage between the Company’s internal risk ratings and the S&P ratings and reassessing and reducing the loss emergence period. As a result of the refinements made in the assumptions used to estimate the general allowance for loan losses, we also refined our approach for calculating the qualitative component of the general reserve by focusing on risk factors not captured in the general allowance for loan losses. The combination of these refinements resulted in a decrease to the allowance for loan losses of $74 million at May 31, 2013 and a corresponding increase to the recovery of loan losses of $74 million for the quarter ended May 31, 2013.

(w)         Immaterial Correction of Errors

During the third quarter of fiscal year 2013, we identified three errors in the consolidated statement of cash flows related to (1) the classification of advances and sale proceeds of loans sold, (2) the presentation of short-term debt with an original maturity of greater than 90 days and (3) the determination of the amount of “Advances made on loans” reported in the investing activities section of the Statement of Cash Flows. We corrected our previously reported consolidated statements of cash flows for the years ended May 31, 2012 and 2011 herein to reflect the impact of the immaterial errors. The errors and the corrections have no effect on the change in cash, our total cash balance, liquidity, consolidated balance sheet, consolidated statement of operations, key ratios or covenant compliance for any period. We concluded that the errors were not material to any of the previously reported quarterly and annual periods.

The effect of recording the correction of the immaterial errors in the consolidated statement of cash flows is presented below for the years ended May 31:
	2012
(dollar amounts in thousands)	As Filed	Adjustment	Corrected
Other	$(3,956)	$25,000	$21,044
Net cash provided by operating activities	119,070	25,000	144,070

Advances made on loans	(6,411,857)	167,156	(6,244,701)
Net proceeds from sale of loans	192,156	(192,156)	-
Net cash provided by investing activities	406,276	(25,000)	381,276

(Repayments of) proceeds from issuances of short-term debt, net	(73,806)	148,527	74,721
Proceeds from issuances of short term debt with original maturity greater than 90 days	-	411,750	411,750
Repayments of short term debt with original maturity greater than 90 days	-	(560,277)	(560,277)

	2011
(dollar amounts in thousands)	As Filed	Adjustment	Corrected
Advances made on loans	$(7,764,118)	$326,707	$(7,437,411)
Net proceeds from sale of loans	326,707	(326,707)	-
Proceeds from issuances of short-term debt, net	1,026,140	(134,160)	891,980
Proceeds from issuances of short term debt with original maturity greater than 90 days	-	607,283	607,283
Repayments of short term debt with original maturity greater than 90 days	-	(473,123)	(473,123)

(x)         New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the above guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for the Company beginning in the first quarter of 2014 and is not expected to have a material effect on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of the amounts reclassified out of Accumulated Other Comprehensive Income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for the Company beginning in the first quarter of 2014 and is not expected to have a material effect on the consolidated financial statements.

(2)         Investments

The activity for our investments is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2013	2012
Beginning balance	$59,045	$58,601
Investments purchased	730,000	-
Investments redeemed	(57,578)	-
Fair value adjustment on available-for-sale securities	165	444
Ending balance	$731,632	$59,045

Our investments at May 31, 2013 and 2012 include Federal Agricultural Mortgage Corporation Series A preferred stock totaling $29 million and Federal Agricultural Mortgage Corporation Series C preferred stock totaling $58 million, respectively. On January 17, 2013, the Federal Agricultural Mortgage Corporation redeemed the full amount of the Series C preferred stock we held and we purchased $30 million of Series A preferred stock with a dividend rate of 5.875 percent. The Series C preferred stock was valued at cost, while the Series A preferred stock is accounted for as available-for-sale and recorded in the consolidated balance sheet at fair value. The Series A preferred stock totaling $29 million at May 31, 2013 includes the $30 million cost of purchase and an unrealized loss of $0.6 million recorded in accumulated other comprehensive income on the consolidated balance sheet. Management does not intend to sell this investment for the foreseeable future and believes the decline is temporary.

Our investments at May 31, 2013 and 2012 also includes investments in Federal Agricultural Mortgage Corporation Series A common stock totaling $2 million and $1 million, respectively, which includes the $0.5 million cost of purchases and an unrealized gain of $1.7 million and $0.9 million, respectively, recorded in accumulated other comprehensive income on the consolidated balance sheet. Our investment in this Series A common stock is accounted for as available-for-sale and recorded in the consolidated balance sheets at fair value.

Our investments at May 31, 2013 also include $700 million in cash on deposit that we made with financial institutions in interest bearing accounts with maturities of less than one year at the reporting date.

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

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows at May 31:

	2013		2012
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$17,918,268	$-	$16,742,914	$-
Long-term variable-rate loans	782,006	4,718,162	764,815	5,437,881
Loans guaranteed by RUS	210,815	-	219,084	-
Line of credit loans	1,385,228	8,704,586	1,184,929	8,691,543
Total loans outstanding	20,296,317	13,422,748	18,911,742	14,129,424
Deferred origination costs	9,557	-	7,870	-
Less: Allowance for loan losses	(54,325)	-	(143,326)	-
Net loans outstanding	$20,251,549	$13,422,748	$18,776,286	$14,129,424

Total by member class (2):
CFC:
Distribution	$14,941,192	$8,948,826	$14,075,471	$9,191,227
Power supply	4,007,669	3,145,518	3,596,820	3,714,241
Statewide and associate	70,956	102,087	73,606	123,189
CFC total	19,019,817	12,196,431	17,745,897	13,028,657
RTFC	503,359	317,344	571,566	341,792
NCSC	773,141	908,973	594,279	758,975
Total loans outstanding	$20,296,317	$13,422,748	$18,911,742	$14,129,424
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

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company at May 31:

	2013		2012
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Long-term variable-rate loans	$-	$-	$8,194	$-
Line of credit loans (2)	5,000	-	26,049	-
RTFC:
Long-term fixed-rate loans	3,690	-	6,970	-
Long-term variable-rate loans	6,807	-	-	-
Total non-performing loans	$15,497	$-	$41,213	$-

Restructured loans:
CFC:
Long-term fixed-rate loans (3)	$46,953	$-	$455,689	$-
Long-term variable-rate loans (4)	-	-	-	45,918
Line of credit loans (4)	-	5,000	-	5,000
Total restructured loans	$46,953	$5,000	$455,689	$50,918
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

Unadvanced Loan Commitments
A total of $1,703 million and $1,303 million of unadvanced commitments at May 31, 2013 and 2012, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at May 31, 2013, and the related maturities by fiscal year as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018
Committed lines of credit	$1,702,683	$ 151,703	$ 91,354	$ 198,800	$ 501,224	$ 759,602

The remaining unadvanced commitments totaling $11,720 million and $12,826 million at May 31, 2013 and 2012, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class at May 31:

	2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$2,841	$-	$2,841	$14,938,351	$14,941,192	$7,584
Power supply	-	5,000	5,000	4,002,669	4,007,669	5,000
Statewide and associate	-	-	-	70,956	70,956	-
CFC total	2,841	5,000	7,841	19,011,976	19,019,817	12,584
RTFC	4,163	4,156	8,319	495,040	503,359	10,497
NCSC	-	-	-	773,141	773,141	-
Total loans outstanding	$7,004	$9,156	$16,160	$20,280,157	$20,296,317	$23,081

As a % of total loans	0.03%	0.05%	0.08%	99.92%	100.00%	0.11%
(1) All loans 90 days or more past due are on non-accrual status.

	2012
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$29,243	$29,243	$14,046,228	$14,075,471	$29,243
Power supply	-	5,000	5,000	3,591,820	3,596,820	5,000
Statewide and associate	-	-	-	73,606	73,606	-
CFC total	-	34,243	34,243	17,711,654	17,745,897	34,243
RTFC	-	4,306	4,306	567,260	571,566	6,970
NCSC	-	-	-	594,279	594,279	-
Total loans outstanding	$-	$38,549	$38,549	$18,873,193	$18,911,742	$41,213

As a % of total loans	-%	0.20%	0.20%	99.80%	100.00%	0.22%
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

Borrowers included in the pass, special mention, and substandard categories are generally reflected in the general portfolio of loans. Borrowers included in the doubtful category are reflected in the impaired portfolio of loans. Each risk rating is reassessed annually based on the receipt of the borrower’s audited financial statements; however, interim downgrades and upgrades may take place at any time as significant events or trends occur.

The following table presents our loan portfolio by risk rating category and member class based on available data as of May 31:

	2013			2012
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$14,922,558	$18,634	$14,941,192	$14,046,228	$29,243	$14,075,471
Power supply	4,002,669	5,000	4,007,669	3,591,820	5,000	3,596,820
Statewide and associate	70,668	288	70,956	73,606	-	73,606
CFC total	18,995,895	23,922	19,019,817	17,711,654	34,243	17,745,897
RTFC	483,058	20,301	503,359	564,596	6,970	571,566
NCSC	770,419	2,722	773,141	594,279	-	594,279
Total loans outstanding	$20,249,372	$46,945	$20,296,317	$18,870,529	$41,213	$18,911,742

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. At May 31, 2013 and 2012, loans outstanding to borrowers in any state or territory did not exceed 15 percent and 17 percent, respectively, of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. At May 31, 2013 and 2012, the total exposure outstanding to any one borrower or controlled group did not exceed 2.2 percent and 2.4 percent, respectively, of total loans and guarantees outstanding. At May 31, 2013, the 10 largest borrowers included four distribution systems and six power supply systems. At May 31, 2012, the 10 largest borrowers included five distribution systems and five power supply systems. The following table shows the exposure to the 10 largest borrowers as a percentage of total credit exposure broken down by exposure type and by borrower type at May 31:

	2013		2012
(dollar amounts in thousands)	Amount	%	Amount	%
Total by type:
Loans	$2,981,627	14%	$2,852,364	14%
Guarantees	374,340	2	481,706	3
Total credit exposure to 10 largest borrowers	$3,355,967	16%	$3,334,070	17%

Total by borrower type:
CFC	$3,240,755	15%	$3,314,070	17%
NCSC	115,212	1	20,000	-
Total credit exposure to 10 largest borrowers	$3,355,967	16%	$3,334,070	17%

Interest Rates
Below is the weighted-average loan balance and weighted-average yield earned during the fiscal years ended May 31:

	2013		2012
(dollar amounts in thousands)	Weighted- average loans outstanding	Weighted- average yield	Weighted- average loans outstanding	Weighted- average yield
Total by loan type:
Long-term fixed-rate loans	$17,223,370	5.08%	$16,440,288	5.34%
Long-term variable-rate loans	721,747	3.00	658,847	3.70
Line of credit loans	1,245,635	2.60	1,072,222	2.86
Restructured loans	157,059	8.89	461,670	3.51
Non-performing loans	48,653	-	39,953	-
Total loans	$19,396,464	4.86	$18,672,980	5.09

Total by borrower type:
CFC	$18,169,399	4.88%	$17,423,330	5.08%
RTFC	539,850	4.77	688,087	5.44
NCSC	687,215	4.37	561,563	5.00
Total	$19,396,464	4.86	$18,672,980	5.09

In general, a borrower can select a fixed interest rate on long-term loans for periods of one to 35 years or a variable rate. Upon expiration of the selected fixed interest rate term, the borrower must select a variable rate or select another fixed-rate term for a period that does not exceed the remaining loan maturity. We set long-term fixed rates daily and variable rates monthly. Upon notification to borrowers, variable-rate loans are eligible to be reset at least monthly.

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2013, which will be subject to interest rate repricing during the next five fiscal years, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(dollar amounts in thousands)	Amount repricing	Weighted-average interest rate
2014	$1,318,360	4.86%
2015	1,102,529	4.91
2016	1,010,598	4.78
2017	773,131	4.82
2018	669,096	5.15
Thereafter	2,374,858	5.45

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

The following table summarizes the principal amortization of long-term loans by loan type in each of the five fiscal years following May 31, 2013 and thereafter as follows:

	Fixed-rate		Variable-rate
	Loan	Weighted-average	Loan	Total loan
(dollar amounts in thousands)	amortization (1)	interest rate	amortization (1)	amortization (1)
2014	$1,074,262	4.66%	$71,653	$1,145,915
2015	1,024,884	4.73	64,187	1,089,071
2016	991,012	4.87	58,360	1,049,372
2017	953,054	4.80	54,073	1,007,127
2018	901,609	4.93	44,916	946,525
Thereafter	13,162,744	5.29	510,335	13,673,079
Total	$18,107,565	5.16	$803,524	$18,911,089
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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company as of May 31:

(dollar amounts in thousands)	2013				2012
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$16,871,594	94%	$1,046,674	6%	$16,168,857	97%	$574,057	3%
Long-term variable-rate loans	676,075	86	105,931	14	661,115	86	103,700	14
Loans guaranteed by RUS	210,815	100	-	-	219,084	100	-	-
Line of credit loans	294,575	21	1,090,653	79	205,143	17	979,786	83
Total loans outstanding	$18,053,059	89	$2,243,258	11	$17,254,199	91	$1,657,543	9

Total by company:
CFC	$17,049,029	90%	$1,970,788	10%	$16,317,195	92%	$1,428,702	8%
RTFC	482,647	96	20,712	4	549,085	96	22,481	4
NCSC	521,383	67	251,758	33	387,919	65	206,360	35
Total loans outstanding	$18,053,059	89	$2,243,258	11	$17,254,199	91	$1,657,543	9

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

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses held at CFC based on borrower type as of and for the years ended May 31:

	2013
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
(Recovery of) provision for loan losses	(66,785)	596	(3,902)	(70,091)
Charge-offs	(19,122)	-	-	(19,122)
Recoveries of loans previously charged-off	212	-	-	212
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325

	2012
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
(Recovery of) provision for loan losses	(16,976)	127	(1,259)	(18,108)
Recoveries of loans previously charged-off	211	46	-	257
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326

	2011
(dollar amounts in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2010	$177,655	$406,214	$8,895	$592,764
(Recovery of) provision for loan losses	(34,160)	(49,016)	166	(83,010)
Charge-offs	-	(354,248)	(28)	(354,276)
Recoveries of loans previously charged-off	211	5,439	49	5,699
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
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

	2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,246	$5,731	$3,921	$50,898
Individually evaluated	-	3,427	-	3,427
Total ending balance of the allowance	$41,246	$9,158	$3,921	$54,325

Recorded investment in loans:
Collectively evaluated	$18,967,864	$492,862	$773,141	$20,233,867
Individually evaluated	51,953	10,497	-	62,450
Total recorded investment in loans	$19,019,817	$503,359	$773,141	$20,296,317

Loans to members, net (1)	$18,978,571	$494,201	$769,220	$20,241,992

	2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$103,681	$6,561	$7,823	$118,065
Individually evaluated	23,260	2,001	-	25,261
Total ending balance of the allowance	$126,941	$8,562	$7,823	$143,326

Recorded investment in loans:
Collectively evaluated	$17,255,965	$564,596	$594,279	$18,414,840
Individually evaluated	489,932	6,970	-	496,902
Total recorded investment in loans	$17,745,897	$571,566	$594,279	$18,911,742

Loans to members, net (1)	$17,618,956	$563,004	$586,456	$18,768,416
(1) Excludes deferred origination costs of $10 million and $8 million, respectively, at May 31, 2013 and 2012.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class at May 31:

	2013		2012
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$46,953	$-	$415,692	$-
CFC/Power Supply	5,000	-	-	-
Total	51,953	-	415,692	-

With a specific allowance recorded:
CFC/Distribution	-	-	69,240	23,009
CFC/Power Supply	-	-	5,000	251
RTFC	10,497	3,427	6,970	2,001
Total	10,497	3,427	81,210	25,261
Total impaired loans	$62,450	$3,427	$496,902	$25,261

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of May 31, 2013 and 2012.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class for the years ended May 31:

	Average recorded investment			Interest income recognized
(dollar amounts in thousands)	2013	2012	2011	2013	2012	2011
CFC/Distribution	$171,928	$490,609	$512,316	$13,956	$16,191	$2,789
CFC/Power Supply	5,000	3,167	-	-	-	-
RTFC	6,942	6,196	206,945	-	-	-
Total impaired loans	$183,870	$499,972	$719,261	$13,956	$16,191	$2,789

Non-performing and Restructured Loans
Foregone interest income as a result of holding loans on non-accrual status as of each of the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Non-performing loans	$597	$1,637	$8,886
Restructured loans	341	6,714	22,208
Total	$938	$8,351	$31,094

At May 31, 2013 and 2012, non-performing loans totaled $15 million, or 0.1 percent, of loans outstanding and $41 million or 0.2 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The trustee filed an amended disclosure statement and plan of reorganization on August 14, 2013. The amended disclosure statement and plan of reorganization will be subject to certain changes and ultimate approval of the bankruptcy court, which is expected to occur following a hearing on September 24, 2013. Confirmation of the amended plan of reorganization is expected to occur on November 12, 2013. Another borrower in this group is contesting a ruling that it is required to repay state USF payments received. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either of these companies.

At May 31, 2013 and 2012, we had restructured loans totaling $47 million, or 0.2 percent, of loans outstanding and $456 million, or 2.4 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $14 million of interest income was accrued on restructured loans during the year ended May 31, 2013, respectively, compared with $16 million of interest income in the prior year. One of the restructured loans totaling $39 million and $40 million at May 31, 2013 and 2012, respectively, has been on accrual status since the time of restructuring. One restructured loan totaling $416 million at May 31, 2012 was on non-accrual status through September 30, 2011, with all amounts collected being applied against the principal balance. On October 1, 2011, the principal balance of the loan was reduced below the level of a prepayment option and as such we placed the loan on accrual status at that time at a rate based on the effective rate returned by the future scheduled cash flows. This loan was paid off early by the borrower on September 13, 2012.

Another loan totaling $8 million and $29 million, respectively, at May 31, 2013 and May 31, 2012 was moved from non-performing loans to restructured loans during fiscal year 2013. The related plan of reorganization was approved by the court on April 1, 2013 and it became effective on May 31, 2013. Following the court’s decision, we recorded a $19 million write-off to decrease the original loan balance to the restructured loan balance of $8 million, the net present value of the future estimated payments discounted at our posted 20-year loan rate at the restructure date. The restructured loan is on non-accrual status.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at May 31, 2013.

Pledging of Loans and Loans on Deposit
We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see Note 5, Short-Term Debt and Credit Arrangements and Note 6, Long-Term Debt) at May 31.

(dollar amounts in thousands)	2013	2012
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,674,804	$5,833,475
RUS guaranteed loans qualifying as permitted investments	165,823	170,024
Total pledged collateral	$5,840,627	$6,003,499
Collateral trust bonds outstanding	4,679,372	4,850,000

1994 indenture
Distribution system mortgage notes	$1,641,858	$1,574,823
Collateral trust bonds outstanding	1,465,000	1,470,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,795,947	$1,379,989
Notes payable outstanding	1,542,474	1,165,100

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$23,536	$25,640
Cash	7,634	7,669
Total pledged collateral	$31,170	$33,309
Notes payable outstanding	19,888	23,487

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter Program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See Note 6, Long-Term Debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding at May 31:

(dollar amounts in thousands)	2013	2012
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$3,903,786	$3,814,311
Notes payable outstanding	3,674,000	3,419,000

The $3,674 million and $3,419 million, respectively, of notes payable to the Federal Financing Bank at May 31, 2013 and 2012 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event exists if our senior secured debt does not have at least one of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service or (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $3,904 million at May 31, 2013, would be pledged as collateral rather than held on deposit. At May 31, 2013, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At May 31, 2013, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

A total of $3,674 million and $2,419 million of these notes payable to the Federal Financing Bank at May 31, 2013 and 2012, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $3,904 million at May 31, 2013, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At May 31, 2013 all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below as of and for the year ended May 31:

	2013
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2012	$201,558	$21,918	$223,476
Results of operations:	598	(1,495)	(897)
Cash investments (proceeds)	45,893	(7,000)	38,893
Balance as of May 31, 2013	$248,049	$13,423	$261,472

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

All CAH results of operations, which include goodwill and other asset impairment charges, do not affect our compliance with debt covenants under our existing indentures and credit facility agreements. As of May 31, 2013, CAH reported total assets of $306 million which included primarily property, plant and equipment and goodwill and other intangible assets.

During the year, our investment in the DRP foreclosed assets decreased primarily due to net cash proceeds received of $4 million from the sale of foreclosed assets.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding and the weighted-average effective interest rates at May 31:

	2013		2012
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$2,009,884	0.16%	$1,404,901	0.19%
Commercial paper sold directly to members, at par (1)	812,141	0.16	997,778	0.19
Commercial paper sold directly to non-members, at par (1)	39,298	0.18	70,479	0.19
Select notes	358,390	0.34	-	-
Daily liquidity fund notes sold directly to members	680,419	0.10	478,406	0.10
Bank bid notes	150,000	0.54	295,000	0.52
Subtotal short-term debt	4,050,132	0.18	3,246,564	0.20

Long-term debt maturing within one year:
Medium-term notes sold through dealers	989,607	0.76	232,830	1.47
Medium-term notes sold to members	391,318	1.51	409,961	1.63
Secured collateral trust bonds	1,504,949	4.47	254,962	2.90
Member subordinated certificates	37,176	2.63	16,710	3.03
Secured notes payable	742,402	2.06	327,006	2.52
Unsecured notes payable	3,899	5.15	5,401	5.86
Total long-term debt maturing within one year	3,669,351	2.65	1,246,870	2.13
Total short-term debt	$7,719,483	1.35	$4,493,434	0.74
(1) Backup liquidity is provided by our revolving credit agreements.

We issue commercial paper for periods of one to 270 days. We also issue select notes for periods ranging from 30 to 270 days, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. These notes require a larger minimum investment than our commercial paper sold to members and as a result, offer a high interest rate than our commercial paper. We also issue daily liquidity fund notes directly to members, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. We do not pay a commitment fee for bank bid notes. The commitments are generally subject to termination at the discretion of the individual banks.

Revolving Credit Agreements
At May 31, 2013 and 2012, we had $3,100 million and $2,845 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2013, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements at May 31:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	2013	2012	2013	2012	Original maturity	Facility fee per year (1)
Three-year agreement	$219,000	$1,125,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	916,000	-	-	-	October 21, 2015	10 basis points
Four-year agreement	1,007,500	-	-	-	October 21, 2016	10 basis points
Five-year agreement	954,012	-	3,488	-	October 21, 2017	10 basis points
Four-year agreement	-	883,875	-	1,000	October 21, 2015	10 basis points
Five-year agreement	-	834,875	-	-	October 21, 2016	10 basis points
Total	$3,096,512	$2,843,750	$3,488	$1,000
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On March 28, 2013, we amended our $1,125 million three-year, $885 million four-year, and $835 million five-year revolving credit agreements to (i) extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 21, 2015, 2016, and 2017, respectively, and (ii) lower the facility fee for the three-year revolving credit agreement to 10 basis points. With respect to the three-year agreement, $219 million of commitments will expire at the original maturity date of March 21, 2014 and the facility fee for lenders holding such commitments will continue to be 15 basis points until maturity. In addition, we exercised our option to increase the commitment levels for the four-year and five-year revolving credit agreements to $1,008 million, and $958 million, respectively. On May 30, 2013, we exercised our option to increase the commitment level for the three-year revolving credit agreement maturing on October 21, 2015 to $1,135 million. The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50 percent or the one-month LIBOR rate plus 1 percent, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under (i) the three-year credit facility to a maximum of $1,500 million, (ii) the four-year credit facility to a maximum of $1,300 million and (iii) the five-year credit facility to a maximum of $1,300 million.

On July 9, 2013, we further exercised our option to increase the commitment levels for the three-year revolving credit agreement maturing on October 21, 2015, four-year revolving credit agreement maturing on October 21, 2016, and five-year revolving credit agreement maturing on October 21, 2017 to $1,225 million, $1,088 million and $1,033 million, respectively.

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

•	The CAH results of operations are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-equity ratio.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31:

		Actual
	Requirement	2013	2012

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.21

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.18

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.85	5.97
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

At May 31, 2013 and 2012, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding and the weighted-average effective interest rates at May 31:

	2013		2012
(dollar amounts in thousands)	Debt Outstanding	Weighted-Average Effective Interest Rate	Debt Outstanding	Weighted-Average Effective Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers (1)	$1,528,424	4.79%	$1,692,605	5.98%
Medium-term notes sold to members (2)	182,790	1.51	89,261	1.63
Subtotal	1,711,214	4.44	1,781,866	5.76
Unamortized discount	(627)		(971)
Total unsecured medium-term notes	1,710,587		1,780,895

Unsecured notes payable (3)	3,709,074	2.68	3,457,982	3.04
Unamortized discount	(920)		(1,093)
Total unsecured notes payable	3,708,154		3,456,889
Total unsecured long-term debt	5,418,741	3.23	5,237,784	3.97

Secured long-term debt:
Collateral trust bonds
1.125% Bonds, due 2013	-	-	300,000	1.27
5.50% Bonds, due 2013	-	-	900,000	5.68
4.75% Bonds, due 2014	-	-	600,000	4.84
1.00% Bonds, due 2015	400,000	1.23	400,000	1.23
1.90% Bonds, due 2015	350,000	2.05	350,000	2.05
3.875% Bonds, due 2015	250,000	4.07	250,000	4.07
7.20% Bonds, due 2015	50,000	7.32	50,000	7.32
3.05% Bonds, due 2016	300,000	3.23	300,000	3.23
5.45% Bonds, due 2017	570,000	5.58	570,000	5.58
5.45% Bonds, due 2018	700,000	5.57	700,000	5.57
6.55% Bonds, due 2018	175,000	6.68	175,000	6.68
10.375% Bonds, due 2018	1,000,000	10.61	1,000,000	10.61
3.05% Bonds, due 2022	400,000	3.17	400,000	3.17
7.35% Bonds, due 2026 (4)	65,000	7.45	70,000	7.45
4.023% Bonds, due 2032	379,372	9.40	-	-
Subtotal	4,639,372	5.98	6,065,000	5.38
Unamortized discount	(181,640)		(12,398)
Total secured collateral trust bonds	4,457,732		6,052,602
Secured notes payable (5)	819,960	1.69	861,581	3.02
Total secured long-term debt	5,277,692	5.34	6,914,183	5.08
Total long-term debt	$10,696,433	4.29	$12,151,967	4.61
(1) As of May 31, 2013 and 2012, medium-term notes sold through dealers mature through 2032. Excludes $990 million and $233 million, respectively, of medium-term notes sold through dealers that were reclassified as short-term debt at May 31, 2013 and 2012.
(2) Medium-term notes sold to members mature through 2032 and 2028 as of May 31, 2013 and 2012, respectively. Excludes $391 million and $410 million of medium-term notes sold to members that were reclassified as short-term debt at May 31, 2013 and 2012, respectively.
(3) Unsecured notes payable mature through 2032 as of May 31, 2013 and 2012. Excludes $4 million and $5 million, respectively, of unsecured notes payable that were reclassified as short-term debt at May 31, 2013 and 2012.
(4) We are required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95 percent of the principal amount before maturity.
(5) Secured notes payable mature through 2028 and 2024 as of May 31, 2013 and 2012, respectively. Excludes $742 million and $327 million of secured notes payable that were reclassified as short-term debt at May 31, 2013 and 2012, respectively.

The amount of long-term debt maturing in each of the five fiscal years following May 31, 2013 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2014 (1)	$-	-%
2015	996,929	1.55
2016	1,420,641	2.26
2017	623,115	5.20
2018	41,109	2.04
Thereafter	7,614,639	4.73
Total	$10,696,433	4.12
(1) The amount scheduled to mature in fiscal year 2014 has been presented as short-term debt in Note 5, Short-Term Debt and Credit Arrangements under long-term debt due in one year.

Medium-Term Notes
Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Collateral Trust Bonds
Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. In October 2012, we completed an exchange of $340 million of our outstanding 8 percent medium-term notes, Series C, due 2032 for $379 million of 4.023 percent collateral trust bonds due 2032 and $134 million of cash.

Unsecured Notes Payable
At May 31, 2013 and 2012, we had unsecured notes payable totaling $3,674 million and $3,419 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. All bond guarantee agreements previously entered into with RUS were consolidated into one amended, restated, and consolidated bond guarantee agreement in December 2012. All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012. We pay RUS a fee of 30 basis points per year on the total amount borrowed. At May 31, 2013, $3,674 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See Note 3, Loans and Commitments, for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the year ended May 31, 2013, we borrowed $255 million under our committed loan facilities with the Federal Financing Bank. In December 2012, we closed a $424 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2015. Advances under this facility have a 20-year maturity repayment period. At May 31, 2013, we had up to $749 million available under committed loan facilities from the Federal Financing Bank as part of this program.

Secured Notes Payable
At May 31, 2013 and 2012, secured notes payable include $1,542 million and $1,165 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term.

The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under these programs. In November 2012 and April 2013, we issued notes totaling $133 million and $325 million, respectively, under the agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2013 and 2012, $741 million and $325 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt.

(7)         Subordinated Deferrable Debt

Subordinated deferrable debt represents quarterly income capital securities and subordinated notes that are long-term obligations subordinated to our outstanding debt and senior to subordinated certificates held by our members. Our 4.75 percent subordinated debt due 2043 was issued for a term of up to 30 years, pays interest semi-annually, may be called at par after ten years and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years. To date, we have not exercised our right to defer interest payments. Our 6.10 percent subordinated debt due 2044 and 5.95 percent subordinated debt due 2045 were issued for terms of up to 40 years, pay interest quarterly, may be called at par after five years and allow us to defer the payment of interest for up to 20 consecutive quarters.

The following table is a summary of subordinated deferrable debt outstanding and the effective interest rates at May 31:

	2013		2012
(dollar amounts in thousands)	Amounts Outstanding	Effective Interest Rate	Amounts Outstanding	Effective Interest Rate
4.75% due 2043	$400,000	4.82%	$-	-%
NRC 6.10% due 2044	-	-	88,201	6.33
NRU 5.95% due 2045	-	-	98,239	6.14
Total	$400,000	4.82	$186,440	6.23

On April 25, 2013, we issued $400 million of 4.75 percent subordinated debt due 2043. On May 24, 2013, we redeemed the $88 million of Series NRC 6.10 percent subordinated debt due 2044 and the $98 million of Series NRU 5.95 percent subordinated debt due 2045 at par. We recorded a $5.4 million loss on the extinguishment of debt during the fourth quarter of fiscal year 2013 for the unamortized issuance costs.

(8)          Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk.

Generally, our derivative instruments do not qualify for hedge accounting under the accounting standards for derivative financial instruments. The majority of our interest rate exchange agreements use a LIBOR index as either the pay or receive leg. The correlation between movement in LIBOR and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting. At May 31, 2013 and 2012, we did not have any derivative instruments that were accounted for using hedge accounting. The following table shows the notional amounts outstanding and the weighted-average rate paid and received for our interest rate swaps by type at May 31:

	2013			2012
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,287,889	3.39%	0.26%	$5,275,553	3.78%	0.45%
Pay variable-receive fixed	3,500,440	1.12	4.62	3,720,440	1.29	4.68
Total interest rate swaps	$8,788,329	2.49	2.00	$8,995,993	2.75	2.20

The derivative gains (losses) line item of the consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments unless specific hedge accounting criteria are met. If applicable hedge accounting criteria are satisfied, the change to the fair value is recorded to other comprehensive income (loss) and net cash settlements are recorded in interest expense. Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below for the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Derivative cash settlements	$(56,461)	$(12,846)	$(6,848)
Derivative forward value	141,304	(223,774)	(23,388)
Derivative gains (losses)	$84,843	$(236,620)	$(30,236)

In addition to the notional amount of swaps shown in the charts above, we have $123 million notional amount of forward starting swaps with an effective date of November 1, 2013. At May 31, 2013 the $123 million notional amount of forward starting swaps have a related fair value that is recorded on the balance sheet. Because these swaps are not effective as of May 31, 2013, there are no cash settlements and no amounts being accrued as cash settlements.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At May 31, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2013, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At May 31, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(79)	$-	$(79)
fall below Baa1/BBB+ (1)	6,885,828	(209,192)	64,761	(144,431)
Total	$6,887,328	$(209,271)	$64,761	$(144,510)
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

In addition to the rating triggers listed above, at May 31, 2013 we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $13 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2013, including credit risk, was $219 million.

(9)         Members’ Subordinated Certificates

Membership Subordinated Certificates
Our members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership. Membership certificates typically have an original maturity of 100 years and pay interest at 5 percent semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2013 and 2012 was 63 years and 64 years, respectively.

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

Information with respect to members’ subordinated certificates at May 31 is as follows:

	2013		2012
		Weighted-		Weighted-
	Amounts	Average	Amounts	Average
(dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Number of subscribing members	908		909

Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,563		$630,061
Subscribed and unissued (1)	16,194		16,218
Total membership subordinated certificates	644,757	4.90%	646,279	4.90%

Loan and guarantee subordinated certificates (2):
3% certificates maturing through 2040	110,281		110,996
3% to 12% certificates maturing through 2045	324,652		274,363
Non-interest bearing certificates maturing through 2047	257,062		285,479
Subscribed and unissued (1)	4,724		7,277
Total loan and guarantee subordinated certificates	696,719	2.98	678,115	2.74
Member capital securities:
Securities maturing through 2047	387,750	7.49	398,350	7.50
Total members’ subordinated certificates	$1,729,226	4.71	$1,722,744	4.65
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for. Upon collection of the full amount of the subordinated certificate based on various payment options, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.
(2) Excludes $37 million and $17 million of loan and guarantee subordinated certificates that were reclassified as short-term debt at May 31, 2013 and 2012, respectively.

The amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2013 and thereafter is presented in the table below.

	Amount	Weighted-Average
(dollar amounts in thousands)	Maturing	Interest Rate
2014 (1)	$-	-%
2015	30,812	2.90
2016	20,140	2.23
2017	14,707	4.34
2018	7,132	3.88
Thereafter	1,526,929	5.34
Total (2)	$1,599,720	5.23
(1) The amount scheduled to mature in fiscal year 2014 has been presented as long-term debt due in one year under short-term debt. See Note 5 Short-Term Debt and Credit Arrangements.
(2) Excludes loan subordinated certificates totaling $128 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.

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

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the cooperative educational fund.

In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to the members’ capital reserve and $81 million to members in the form of patronage. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2013 allocation. This amount will be returned to members in cash in October 2013. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

As indicated above, for the year ended May 31, 2013, the board of directors allocated $138 million to the members’ capital reserve. The board of directors decided that $74 million of the amount allocated to the members’ capital reserve at May 31, 2013, resulting from the refinements made by the Company in the assumptions used to estimate its allowance for loan losses, is not intended to be allocated for distribution to members and instead is intended to serve as an enhancement to our capital reserves. The board of directors will continue to evaluate appropriate levels of capital for CFC.

Total equity includes noncontrolling interest, which represents 100 percent of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1 percent of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50 percent of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20 percent of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the board of directors with due regard for RTFC’s financial condition. In January 2013, RTFC retired $1 million to its members representing 20 percent of allocated net earnings for fiscal year 2012. NCSC’s bylaws require that it allocate at least 0.25 percent of its net earnings to a cooperative educational fund and an amount to the general reserve required to maintain the general reserve balance at 50 percent of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when net earnings will be retired. There is no effect on noncontrolling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board-approved reserves. There is a reduction to noncontrolling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

Equity includes the following components at May 31:

(dollar amounts in thousands)	2013	2012
Membership fees	$973	$995
Education fund	1,532	1,418
Members’ capital reserve	410,259	272,126
Allocated net income	591,581	546,366
Unallocated net loss (1)	(6,230)	(6,222)
Total members’ equity	998,115	814,683
Prior years cumulative derivative forward value
and foreign currency adjustments	(340,719)	(124,476)
Year-to-date derivative forward value income (loss) (2)	133,694	(216,243)
Total CFC retained equity	791,090	473,964
Accumulated other comprehensive income	8,381	9,199
Total CFC equity	799,471	483,163
Noncontrolling interest	11,790	7,592
Total equity	$811,261	$490,755
(1) Excludes derivative forward value.
(2) Represents the derivative forward value income (loss) recorded by CFC for the year-to-date period.

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the years ended May 31:

	2013			2012
(dollar amounts in thousands)	Unrealized gains on securities	Unrealized gains on derivatives	Total	Unrealized gains on securities	Unrealized gains on derivatives	Total
Beginning balance	$929	$8,270	$9,199	$485	$9,273	$9,758
Change in fair value	165	-	165	444	-	444
Realized gains reclassified into earnings	-	(983)	(983)	-	(1,003)	(1,003)
Other comprehensive income	165	(983)	(818)	444	(1,003)	(559)
Ending balance	$1,094	$7,287	$8,381	$929	$8,270	$9,199

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

In the Plan, a certified zone status determination is not required, and therefore not determined, under the Pension Protection Act of 2006. In total, the Plan was more than 80 percent funded at January 1, 2013 and between 65 percent and 80 percent funded at January 1, 2012 based on the Pension Protection Act (PPA) funding target and PPA actuarial value of assets on those dates. CFC made contributions of $17 million, $5 million, and $6 million during fiscal years 2013, 2012 and 2011, respectively. The contribution made during fiscal year 2013 includes a voluntary $13 million payment made in January 2013. CFC made this payment to obtain a reduction in the base rate it will pay for the pension plan in all future periods. In each of these years, these contributions represented less than 5 percent of total contributions made to the plan by all participating employers. There are no collective bargaining agreements in place that cover CFC’s employees. At May 31, 2013, CFC’s contribution rate did not include a surcharge, there were no funding improvement plans or rehabilitation plans implemented or pending and there were no required minimum contributions.

The Economic Growth and Tax Relief Act of 2001 set a limit of $255,000 for calendar year 2013 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan, which is a component of the Retirement Security Plan administered by NRECA. Under the plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

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

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees that have completed a minimum of 1,000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 2 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. CFC contributed $0.5 million to the plan during fiscal years 2013, 2012 and 2011.

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

The following table summarizes total guarantees by type of guarantee and member class at May 31:

(dollar amounts in thousands)	2013	2012
Total by type:
Long-term tax-exempt bonds	$547,970	$573,110
Indemnifications of tax benefit transfers	784	49,771
Letters of credit	447,683	504,920
Other guarantees	116,334	121,529
Total	$1,112,771	$1,249,330

Total by member class:
CFC:
Distribution	$245,265	$340,385
Power supply	810,900	854,444
Statewide and associate	6,948	7,202
CFC total	1,063,113	1,202,031
RTFC	3,711	1,026
NCSC	45,947	46,273
Total	$1,112,771	$1,249,330

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

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At May 31, 2013, our maximum potential exposure for the $74 million of fixed-rate tax-exempt bonds is $123 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $473 million and $498 million as of May 31, 2013 and 2012, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $154 million is secured at May 31, 2013. At May 31, 2013 and 2012 the letters of credit include $125 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2013, we may be required to issue up to an additional $280 million in letters of credit to third parties for the benefit of our members. As of May 31, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at May 31, 2013 we had hybrid letter of credit facilities totaling $2,027 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $454 million at May 31, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,573 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $117 million, all of which is unsecured.

At May 31, 2013 and 2012, we had $410 million and $385 million of guarantees, respectively, representing 37 percent and 31 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, at May 31, 2013, we are the liquidity provider for a total of $598 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the year ended May 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability
At May 31, 2013 and 2012, we recorded a guarantee liability of $25 million and $29 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’

debt. The contingent guarantee liability at May 31, 2013 and 2012 was $2 million and $6 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $23 million at May 31, 2013 and 2012 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the years ended May 31:

(dollar amounts in thousands)	2013	2012	2011
Beginning balance	$28,663	$22,217	$22,984
Net change in non-contingent liability	851	5,720	(94)
(Recovery of) provision for contingent guarantee liability	(4,772)	726	(673)
Ending balance	$24,742	$28,663	$22,217

Liability as a percentage of total guarantees	2.22%	2.29%	2.01%

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2013 and thereafter:

(dollar amounts in thousands)	Amount maturing
2014	$211,851
2015	248,210
2016	24,070
2017	16,082
2018	142,328
Thereafter	470,230
Total	$1,112,771

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

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at May 31, 2013 and 2012 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent non-performing loans.

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

Our valuation technique for interest rate swaps is based on discounted cash flows and we utilize observable inputs, which reflect market data. To calculate fair value, we determine the forward curve. The forward curve allows us to determine the projected floating rate cash flows and the discount factors needed to calculate the net present value of each interest payment. The significant observable inputs for our derivatives include Spot LIBOR rates, Eurodollar futures contracts, and market swap rates.

Fair values for our interest rate swaps are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

At May 31, 2013, our investments in equity securities include investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock and are recorded in the consolidated balance sheet at fair value. At May 31, 2012, our investments in equity securities included investments in the Federal Agricultural Mortgage Corporation Series A common stock that is recorded in the consolidated balance sheet at fair value. We calculate fair value of the investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the years ended May 31, 2013 and 2012, we recorded an unrealized gain of $0.2 million and $0.4 million, respectively, in accumulated other comprehensive income on the consolidated balance sheet.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31:

	2013		2012
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$257,878	$-	$296,036
Derivative liabilities	-	475,278	-	654,125
Investments in common and
preferred stock	31,632	-	1,467	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At May 31, 2013 and 2012, we measured certain collateral-dependent non-performing loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the non-performing loans provided by both our internal staff and third party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value include EBITDA multiples ranging from 3.5x to 6.0x. The material inputs used in estimating fair value by both internal staff and third party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.
Assets measured at fair value on a non-recurring basis at May 31, 2013 and 2012 were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. The following table provides the carrying/fair value of the related individual assets at May 31, 2013 and 2012 and the total losses for the years ended May 31:

	Level 3 Fair Value		Total losses
(dollar amounts in thousands)	2013	2012	2013	2012
Non-performing loans,
net of specific reserves	$12,070	$16,517	$(1,175)	$(3,861)

(14)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows at May 31:

	2013		2012
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$177,062	$177,062	$191,167	$191,167
Restricted cash	7,696	7,696	7,694	7,694
Investments	731,632	731,632	59,045	59,045
Loans to members, net	20,251,549	21,318,406	18,776,286	20,405,353
Debt service reserve funds	39,803	39,803	39,803	39,803
Derivative instruments	257,878	257,878	296,036	296,036

Liabilities:
Short-term debt	7,719,483	7,751,021	4,493,434	4,498,565
Long-term debt	10,696,433	12,156,097	12,151,967	13,936,540
Guarantee liability	24,742	27,730	28,663	31,518
Derivative instruments	475,278	475,278	654,125	654,125
Subordinated deferrable debt	400,000	404,300	186,440	187,335
Members’ subordinated certificates	1,729,226	1,880,672	1,722,744	1,880,558

Off-balance sheet instruments:
Commitments	-	-	-	-

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

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at May 31, 2013 and 2012.

Cash and Cash Equivalents
Cash and cash equivalents includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy. At May 31, 2013 and 2012, cash and cash equivalents classified within Level 1 of the fair value hierarchy totaled $177 million and $191 million, respectively.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value. Restricted cash is classified within Level 1 of the fair value hierarchy. At May 31, 2013 and 2012, restricted cash classified within Level 1 of the fair value hierarchy totaled $8 million.

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock. The Series A common stock and Series A preferred stock are classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock and preferred stock are classified within Level 1 of the fair value hierarchy. At May 31, 2013 and 2012, investments classified within Level 1 of the fair value hierarchy totaled $32 million and $1 million, respectively.

At May 31, 2012, our investments also include investments in Federal Agricultural Mortgage Corporation Series C non-voting, cumulative preferred stock purchased based on a percentage of debt issued under note purchase agreements. The fair value for the Series C preferred stock is estimated at cost, which approximates fair value as the preferred stock securities do not meet the definition of marketable securities and the stock is callable at par. These securities carry with it a netting provision against our debt held by Federal Agricultural Mortgage Corporation in case of non-payment, therefore transferability of these securities is unlikely. The Series C preferred stock is classified within Level 3 of the fair value hierarchy. At May 31, 2012, investments classified within Level 3 of the fair value hierarchy totaled $58 million.

At May 31, 2013, our investments also include cash deposits that we made with financial institutions in interest bearing accounts with maturities of less than one year as of the reporting date. The deposits are valued at the carrying value, which approximates fair value. The deposits are classified within Level 2 of the fair value hierarchy. At May 31, 2013, investments classified within Level 2 of the fair value hierarchy totaled $700 million.

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

Fair values for fixed-rate loans are estimated using a discounted cash flow technique by discounting the future cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities. The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the current market rate.

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

The carrying value of our variable rate loans adjusted for credit risk approximates fair value since variable-rate loans are eligible to be reset at least monthly.

Credit risk for the loan portfolio is estimated based on similar assumptions and inputs used in our estimate of the allowance for loan losses.

Loans to members are classified within Level 3 of the fair value hierarchy and at May 31, 2013 and 2012, totaled $21,318 million and $20,405 million, respectively.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments are comprised of actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value. Debt service reserve funds are classified within Level 1 of the fair value hierarchy. At May 31, 2013 and 2012, debt service reserve funds classified within Level 1 of the fair value hierarchy totaled $40 million.

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund and other long-term debt due within one year. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes and daily liquidity fund. At May 31, 2013 and 2012, short-term debt classified within the Level 1 of the fair value hierarchy is based on quoted prices in active markets and totaled $2,840 million and $2,179 million, respectively. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes. At May 31, 2013 and 2012, short-term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms and totaled $1,210 million and $1,068 million, respectively.

Short-term debt classified within Level 2 also includes our collateral trust bonds and medium-term notes maturing within one year. At May 31, 2013 and 2012, short-term debt classified within the Level 2 of the fair value hierarchy totaled $2,912 million and $902 million, respectively. The fair value of short term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third party pricing services such as our banks that underwrite our other debt transactions.

Short-term debt classified within the Level 3 of the fair value hierarchy includes our notes payable due within one year and totaled $789 million and $350 million at May 31, 2013 and 2012, respectively. The fair value of short term debt classified within Level 3 of the fair value hierarchy was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available or by the original issuer. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. Collateral trust bonds and medium-term notes are classified within Level 2 of the fair value hierarchy. At May 31, 2013 and 2012, long-term debt classified within the Level 2 of the fair value hierarchy totaled $7,410 million and $9,256 million, respectively. The fair value of long- term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows. There is no active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.

The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Long-term notes payable are classified within Level 3 of the fair value hierarchy. Long-term debt classified within the Level 3 of the fair value hierarchy totaled $4,746 million and $4,681 million, respectively. The fair value was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available or by the original issuer. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio using a discounted cash flow method. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform. Guarantees are classified within Level 3 of the fair value hierarchy. At May 31, 2013 and 2012, guarantees classified within Level 3 of the fair value hierarchy totaled $28 million and $32 million, respectively.

Subordinated Deferrable Debt

Subordinated deferrable debt outstanding at May 31, 2013 was issued in an underwritten public transaction. There is not active secondary trading for this subordinated deferrable debt; therefore, dealer quotes and recent market prices are both used in estimating fair value based on a discounted cash flow method. Subordinated deferrable debt is classified within Level 2 of the fair value hierarchy. At May 31, 2013, subordinated deferrable debt classified within the Level 2 of the fair value hierarchy totaled $404 million.

Our subordinated deferrable debt outstanding as of May 31, 2012 is traded on the New York Stock Exchange; therefore, daily market quotes are available. The fair value for this subordinated deferrable debt is based on the closing market quotes from the last day of the reporting period. Subordinated deferrable debt is classified within Level 1 of the fair value hierarchy. At May 31, 2012, subordinated deferrable debt classified within the Level 1 of the fair value hierarchy totaled $187 million.

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members, (ii) loan and guarantee subordinated certificates issued as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. Membership, loan and guarantee subordinated certificates are non-transferable other than among members with CFC’s consent. There is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates. These certificates are valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period. Members’ subordinated certificates are classified within Level 3 of the fair value hierarchy. At May 31, 2013 and 2012, members’ subordinated certificates classified within Level 3 of the fair value hierarchy totaled $1,881 million.

Derivative Instruments
We record derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within Level 2 of the fair value hierarchy. At May 31, 2013 and 2012, derivative asset instruments classified within Level 2 of the fair value hierarchy totaled $258 million and $296 million, respectively, and derivative liability instruments classified within Level 2 of the fair value hierarchy totaled $475 million and $654 million, respectively.

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

The consolidated CFC financial statements include three operating segments, CFC, RTFC and NCSC. At May 31, 2013, the RTFC and NCSC operating segments are not required to be separately reported as the financial results of RTFC and NCSC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting. As a result, we have elected to aggregate the RTFC and NCSC financial results into a combined "Other" segment.

CFC is the sole source of funding to RTFC. CFC is the primary source of funding to NCSC. Pursuant to a guarantee agreement, CFC has agreed to indemnify RTFC and NCSC for loan losses. Thus, CFC maintains the consolidated loan loss allowance.

The following tables contain the segment presentation for the consolidated statements of operations for the years ended May 31, 2013, 2012 and 2011, and consolidated balance sheets at May 31, 2013 and 2012.

	For the year ended May 31, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$939,780	$55,987	$(40,014)	$955,753
Interest expense	(690,355)	(41,684)	40,014	(692,025)
Net interest income	249,425	14,303	-	263,728

Recovery of loan losses	70,091	-	-	70,091
Net interest income after recovery of loan losses	319,516	14,303	-	333,819

Non-interest income:
Fee and other income	37,740	1,347	(906)	38,181
Derivative gains	83,604	1,263	(24)	84,843
Results of operations from foreclosed assets	(897)	-	-	(897)
Total non-interest income	120,447	2,610	(930)	122,127

Non-interest expense:
General and administrative expenses	(75,252)	(9,836)	906	(84,182)
Recovery of guarantee liability	4,772	-	-	4,772
Loss on early extinguishment of debt	(10,636)	-	-	(10,636)
Other	(5,088)	-	24	(5,064)
Total non-interest expense	(86,204)	(9,836)	930	(95,110)

Income prior to income taxes	353,759	7,077	-	360,836
Income tax expense	-	(2,749)	-	(2,749)
Net income	$353,759	$4,328	$-	$358,087

Assets:
Total loans outstanding	$20,261,437	$1,276,500	$(1,241,620)	$20,296,317
Deferred origination costs	9,557	-	-	9,557
Less: Allowance for loan losses	(54,325)	-	-	(54,325)
Loans to members, net	20,216,669	1,276,500	(1,241,620)	20,251,549
Other assets	1,799,348	141,174	(120,420)	1,820,102
Total assets	$22,016,017	$1,417,674	$(1,362,040)	$22,071,651

	For the year ended May 31, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$943,450	$66,216	$(48,705)	$960,961
Interest expense	(760,155)	(50,331)	48,708	(761,778)
Net interest income	183,295	15,885	3	199,183

Recovery of loan losses	18,108	-	-	18,108
Net interest income after recovery of loan losses	201,403	15,885	3	217,291

Non-interest income:
Fee and other income	17,926	1,099	(1,276)	17,749
Derivative losses	(222,437)	(14,189)	6	(236,620)
Results of operations from foreclosed assets	(67,497)	-	-	(67,497)
Total non-interest income	(272,008)	(13,090)	(1,270)	(286,368)

Non-interest expense:
General and administrative expenses	(57,132)	(8,988)	783	(65,337)
Provision for guarantee liability	(726)	-	-	(726)
Loss on early extinguishment of debt	(15,525)	-	-	(15,525)
Other	(739)	(484)	484	(739)
Total non-interest expense	(74,122)	(9,472)	1,267	(82,327)

Loss prior to income taxes	(144,727)	(6,677)	-	(151,404)
Income tax benefit	-	2,607	-	2,607
Net loss	$(144,727)	$(4,070)	$-	$(148,797)

Assets:
Total loans outstanding	$18,874,548	$1,165,845	$(1,128,651)	$18,911,742
Deferred origination costs	7,870	-	-	7,870
Less: Allowance for loan losses	(143,326)	-	-	(143,326)
Loans to members, net	18,739,092	1,165,845	(1,128,651)	18,776,286
Other assets	1,150,766	146,942	(122,659)	1,175,049
Total assets	$19,889,858	$1,312,787	$(1,251,310)	$19,951,335

	For the year ended May 31, 2011
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$986,264	$83,305	$(60,658)	$1,008,911
Interest expense	(839,445)	(62,367)	60,732	(841,080)
Net interest income	146,819	20,938	74	167,831

Recovery of loan losses	82,971	39	-	83,010
Net interest income after recovery of loan losses	229,790	20,977	74	250,841

Non-interest income:
Fee and other income	25,291	1,258	(2,903)	23,646
Derivative losses	(22,182)	(8,101)	47	(30,236)
Results of operations from foreclosed assets	(15,989)	-	-	(15,989)
Total non-interest income	(12,880)	(6,843)	(2,856)	(22,579)

Non-interest expense:
General and administrative expenses	(63,218)	(9,677)	1,448	(71,447)
Recovery of guarantee liability	673	-	-	673
Loss on early extinguishment of debt	(3,928)	-	-	(3,928)
Other	(1,011)	(1,341)	1,334	(1,018)
Total non-interest expense	(67,484)	(11,018)	2,782	(75,720)

Income prior to income taxes	149,426	3,116	-	152,542
Income tax expense	-	(1,327)	-	(1,327)
Net income	$149,426	$1,789	$-	$151,215

Supplementary Information

Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2013 and 2012 are as follows:

	Fiscal Year 2013
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 28,	May 31,	Total Year
Interest income	$240,085	$241,630	$234,021	$240,017	$955,753
Interest expense	(176,596)	(174,301)	(171,899)	(169,229)	(692,025)
Net interest income	63,489	67,329	62,122	70,788	263,728
(Provision for) recovery of loan losses	(9,122)	3,817	378	75,018	70,091
Net interest income after (provision for) recovery of loan losses	54,367	71,146	62,500	145,806	333,819
Non-interest income:
Derivative (losses) gains	(24,592)	(3,766)	46,626	66,575	84,843
Other non-interest income	193	16,898	12,815	7,378	37,284
Total non-interest income	(24,399)	13,132	59,441	73,953	122,127
Non-interest expense	(17,324)	(23,743)	(30,787)	(23,256)	(95,110)
Income prior to income taxes	12,644	60,535	91,154	196,503	360,836
Income tax benefit (expense)	2	(454)	(1,067)	(1,230)	(2,749)
Net income	12,646	60,081	90,087	195,273	358,087
Less: Net income attributable to noncontrolling interest	(5)	(699)	(1,664)	(1,960)	(4,328)
Net income attributable to CFC	$12,641	$59,382	$88,423	$193,313	$353,759

	Fiscal Year 2012
	Quarters Ended
(dollar amounts in thousands)	August 31,	November 30,	February 29,	May 31,	Total Year
Interest income	$247,250	$237,755	$238,018	$237,938	$960,961
Interest expense	(202,044)	(194,680)	(190,294)	(174,760)	(761,778)
Net interest income	45,206	43,075	47,724	63,178	199,183
Recovery of (provision for) loan losses	9,130	2,995	(263)	6,246	18,108
Net interest income after recovery of (provision for) loan losses	54,336	46,070	47,461	69,424	217,291
Non-interest income:
Derivative losses	(111,571)	(47,753)	(25,563)	(51,733)	(236,620)
Other non-interest income	(5,095)	(2,662)	(40,853)	(1,138)	(49,748)
Total non-interest income	(116,666)	(50,415)	(66,416)	(52,871)	(286,368)
Non-interest expense	(25,993)	(23,356)	(18,346)	(14,632)	(82,327)
(Loss) income prior to income taxes	(88,323)	(27,701)	(37,301)	1,921	(151,404)
Income tax benefit	1,701	407	2	497	2,607
Net (loss) income	(86,622)	(27,294)	(37,299)	2,418	(148,797)
Less: Net loss attributable to noncontrolling interest	2,590	533	56	891	4,070
Net (loss) income attributable to CFC	$(84,032)	$(26,761)	$(37,243)	$3,309	$(144,727)