Form 10-Q
period 2013-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2013-10-15
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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
Crook

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	August 31, 2013	May 31, 2013

Cash and cash equivalents	$362,536	$177,062

Restricted cash	8,174	7,696

Investments	27,723	31,632

Time deposits	700,000	700,000

Loans to members	20,414,793	20,305,874
Less: Allowance for loan losses	(55,656)	(54,325)
Loans to members, net	20,359,137	20,251,549

Accrued interest and other receivables	173,775	175,183

Fixed assets, net	104,224	104,508

Debt service reserve funds	39,353	39,803

Debt issuance costs, net	40,119	38,949

Foreclosed assets, net	261,000	261,472

Derivative assets	298,472	257,878

Other assets	26,984	25,919

Total assets	$22,401,497	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	August 31, 2013	May 31, 2013

Short-term debt	$6,902,725	$7,719,483

Accrued interest payable	210,963	144,945

Long-term debt	11,684,259	10,696,433

Patronage capital retirement payable	39,630	-

Deferred income	41,389	25,717

Derivative liabilities	392,952	475,278

Subordinated deferrable debt	400,000	400,000

Members’ subordinated certificates:
Membership subordinated certificates	644,757	644,757
Loan and guarantee subordinated certificates	691,914	696,719
Member capital securities	387,750	387,750
Total members’ subordinated certificates	1,724,421	1,729,226

Other liabilities	79,693	69,308

Commitments and contingencies

Total liabilities	21,476,032	21,260,390

CFC equity:
Retained equity	905,638	791,090
Accumulated other comprehensive income	4,230	8,381
Total CFC equity	909,868	799,471
Noncontrolling interest	15,597	11,790
Total equity	925,465	811,261

Total liabilities and equity	$22,401,497	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2013	2012
Interest income	$241,071	$240,085
Interest expense	(167,585)	(176,596)

Net interest income	73,486	63,489

Provision for loan losses	(1,278)	(9,122)
Net interest income after provision for loan losses	72,208	54,367

Non-interest income:
Fee and other income	4,156	4,958
Derivative gains (losses)	106,384	(24,592)
Results of operations of foreclosed assets	(4,049)	(4,765)

Total non-interest income	106,491	(24,399)

Non-interest expense:
Salaries and employee benefits	(10,328)	(10,405)
Other general and administrative expenses	(8,287)	(6,765)
Recovery of guarantee liability	31	9
Other	(148)	(163)

Total non-interest expense	(18,732)	(17,324)

Income prior to income taxes	159,967	12,644

Income tax (expense) benefit	(1,701)	2

Net income	158,266	12,646

Less: Net income attributable to the noncontrolling interest	(2,718)	(5)

Net income attributable to CFC	$155,548	$12,641

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2013	2012

Net income	$158,266	$12,646

Other comprehensive (loss) income:
Add: Unrealized losses on securities	(3,909)	(6)
Less: Realized gains on derivatives	(246)	(252)
Other comprehensive loss	(4,155)	(258)

Total comprehensive income	154,111	12,388

Less: Total comprehensive (income) loss attributable to
noncontrolling interest	(2,714)	1

Total comprehensive income attributable to CFC	$151,397	$12,389

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
 (in thousands)

For the three months ended August 31, 2013 and 2012

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2013	$811,261	$ 11,790	$ 799,471	$ 8,381	$791,090	$ (213,255)	$ 410,259	$ 591,581	$ 2,505
Patronage capital retirement	(40,724)	-	(40,724)	-	(40,724)	-	-	(40,724)	-
Net income	158,266	2,718	155,548	-	155,548	155,548	-	-	-
Other comprehensive loss	(4,155)	(4)	(4,151)	(4,151)	-	-	-	-	-
Other	817	1,093	(276)	-	(276)	-	-	-	(276)
Balance as of August 31, 2013	$925,465	$ 15,597	$ 909,868	$ 4,230	$905,638	$ (57,707)	$ 410,259	$ 550,857	$ 2,229

Balance as of May 31, 2012	$490,755	$ 7,592	$ 483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$ 546,366	$ 2,413
Patronage capital retirement	(35,345)	-	(35,345)	-	(35,345)	-	-	(35,345)	-
Net income	12,646	5	12,641	-	12,641	12,641	-	-	-
Other comprehensive loss	(258)	(6)	(252)	(252)	-	-	-	-	-
Other	(254)	-	(254)	-	(254)	-	-	-	(254)
Balance as of August 31, 2012	$467,544	$ 7,591	$ 459,953	$ 8,947	$451,006	$ (334,300)	$ 272,126	$ 511,021	$ 2,159

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,266	$12,646
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(2,830)	(3,925)
Amortization of debt issuance costs and deferred charges	1,865	1,978
Amortization of discount on long-term debt	1,333	-
Amortization of issuance costs for revolving bank lines of credit	611	-
Depreciation	1,457	1,310
Provision for loan losses	1,278	9,122
Recovery of guarantee liability	(31)	(9)
Results of operations of foreclosed assets	4,049	4,765
Derivative forward value	(123,069)	10,729
Changes in operating assets and liabilities:
Accrued interest and other receivables	2,568	14,047
Accrued interest payable	66,018	65,987
Other	25,537	17,162

Net cash provided by operating activities	137,052	133,812

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(2,183,485)	(2,082,939)
Principal collected on loans	2,074,710	1,526,701
Net investment in fixed assets	(1,173)	(1,381)
Proceeds from foreclosed assets	6,442	18,986
Investments in foreclosed assets	(10,019)	(35,284)
Change in restricted cash	(478)	(477)

Net cash used in investing activities	(114,003)	(574,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	316,571	102,074
Proceeds from issuances of short term debt with original maturity greater than 90 days	273,568	128,515
Repayments of short term debt with original maturity greater than 90 days	(189,956)	(100,288)
Issuance costs for revolving bank lines of credit	(369)	(703)
Issuance costs for subordinated deferrable debt	(150)	-
Proceeds from issuance of long-term debt	815,066	973,425
Payments for retirement of long-term debt	(1,048,931)	(320,772)
Proceeds from issuance of members’ subordinated certificates	518	46,304
Payments for retirement of members’ subordinated certificates	(3,892)	(4,021)

Net cash provided by financing activities	162,425	824,534

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,474	383,952
BEGINNING CASH AND CASH EQUIVALENTS	177,062	191,167
ENDING CASH AND CASH EQUIVALENTS	$362,536	$575,119

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended August 31,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$97,758	$108,631
Cash paid for income taxes	3	81

Non-cash financing and investing activities:
Increase to patronage capital retirement payable	39,630	35,345
Net decrease in debt service reserve funds/debt service reserve certificates	(450)	-

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

Unless stated otherwise, references to “we,” “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) holds a land development loan and a related limited partnership interest. CAH holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of our results of operations and financial position for the interim periods presented.

(b)       Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016 which is automatically renewed for one-year terms thereafter unless terminated by either party. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At August 31, 2013, CFC had guaranteed $80 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $88 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At August 31, 2013, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2013 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At August 31, 2013, RTFC had total assets of $604 million including loans outstanding to members of $480 million, and NCSC had total assets of $729 million including loans outstanding of $705 million. At August 31, 2013, CFC had committed to lend RTFC up to $4,000 million, of which $469 million was outstanding. At August 31, 2013, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $769 million was outstanding, representing $689 million of outstanding loans and $80 million of credit enhancements.

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

During the three months ended August 31, 2013 and 2012, we sold CFC loans with outstanding balances totaling $11 million and $14 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the three months ended August 31, 2013 and 2012.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Interest on long-term fixed-rate loans	$224,583	$217,940
Interest on long-term variable-rate loans	4,828	6,025
Interest on line of credit loans	7,572	7,692
Interest on restructured loans	136	5,462
Interest on investments	1,936	938
Fee income (1)	2,016	2,028
Total interest income	$241,071	$240,085
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $37 million and $21 million at August 31, 2013 and May 31, 2013, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Interest expense on debt (1):
Short-term debt	$1,432	$1,619
Medium-term notes	21,571	27,883
Collateral trust bonds	76,798	81,439
Subordinated deferrable debt	4,750	2,806
Subordinated certificates	20,626	20,354
Long-term notes payable	37,939	38,396
Debt issuance costs (2)	1,865	1,937
Fee expense (3)	2,604	2,162
Total interest expense	$167,585	$176,596
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

We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. Consistent with the accounting standards for derivative financial instruments, we record derivative instruments (including certain derivative instruments embedded in other contracts) on the condensed consolidated balance sheets as either an asset or liability measured at fair value. In recording the fair value of derivative assets and liabilities, we do not net our positions under contracts with individual counterparties. Accrued cash settlements on our derivatives are recorded as accrued interest and other receivables and accrued interest payable line items of the condensed consolidated balance sheet. Changes in the fair value of derivative instruments along with realized gains and losses from cash settlements are recognized in the derivative gains (losses) line item of the condensed consolidated statement of operations unless specific hedge accounting criteria are met.

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

Cash activity associated with interest rate swaps is classified as an operating activity in the condensed consolidated statements of cash flows.

(g)	Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-Q for the three months ended August 31, 2013. Specifically, time deposits with financial institutions have been reclassified from the investments line item into its separate line item on the condensed consolidated balance sheet as of May 31, 2013.

(h)	Immaterial Correction of Errors

During the third quarter of fiscal year 2013, we identified two errors in the condensed consolidated statement of cash flows related to (1) the classification of advances and sale proceeds of loans sold and (2) the presentation of short-term debt with an original maturity of greater than 90 days. We corrected our previously reported condensed consolidated statement of cash flows for the three months ended August 31, 2012 herein to reflect the impact of the immaterial errors. The errors and the corrections have no effect on the change in cash, our total cash balance, liquidity, condensed consolidated balance sheet, condensed consolidated statement of operations, key ratios or covenant compliance for any period. We concluded that the errors were not material to any of the previously reported quarterly or annual periods.

The effect of recording the correction of the immaterial errors in the condensed consolidated statement of cash flows for the three months ended August 31, 2012 is presented below:

	For the three months ended August 31, 2012
(dollar amounts in thousands)	As Filed	Adjustment	Corrected
Advances made on loans	$(2,096,528)	$13,589	$(2,082,939)
Net proceeds from sale of loans	13,589	(13,589)	-
Proceeds from issuances of short-term debt, net	130,301	(28,227)	102,074
Proceeds from issuances of short term debt with original maturity greater than	-	128,515	128,515
90 days
Repayments of short term debt with original maturity greater than 90 days	-	(100,288)	(100,288)

        (i)       New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the above guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for the Company beginning in the first quarter of fiscal year 2014. See Note 8, Derivative Financial Instruments, for additional disclosures about offsetting assets and liabilities.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of the amounts reclassified out of Accumulated Other Comprehensive Income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for the Company beginning in the first quarter of fiscal year 2014 and did not have a material effect on the condensed consolidated financial statements, as the amounts reclassified out of other comprehensive income are immaterial for all periods presented.

 (2)         Investments

Our investments at August 31, 2013 and May 31, 2013 include Federal Agricultural Mortgage Corporation Series A preferred stock totaling $25 million and $29 million, respectively, which includes the $30 million cost of purchase and an unrealized loss of $5 million and $1 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. Management does not intend to sell this investment for the foreseeable future and believes the decline is temporary. Our investment in this Series A preferred stock is accounted for as available-for-sale and recorded in the condensed consolidated balance sheets at fair value.

Our investments at August 31, 2013 and May 31, 2013 also includes investments in Federal Agricultural Mortgage Corporation Series A common stock totaling $2 million, which includes the $0.5 million cost of purchases and an unrealized gain of $1.8 million and $1.7 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. Our investment in this Series A common stock is accounted for as available-for-sale and recorded in the condensed consolidated balance sheets at fair value.

(3)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	August 31, 2013		May 31, 2013
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$18,208,107	$-	$17,918,268	$-
Long-term variable-rate loans	681,573	5,056,010	782,006	4,718,162
Loans guaranteed by RUS	209,560	-	210,815	-
Line of credit loans	1,305,851	8,663,797	1,385,228	8,704,586
Total loans outstanding	20,405,091	13,719,807	20,296,317	13,422,748
Deferred origination costs	9,702	-	9,557	-
Less: Allowance for loan losses	(55,656)	-	(54,325)	-
Net loans outstanding	$20,359,137	$13,719,807	$20,251,549	$13,422,748

Total by member class (2):
CFC:
Distribution	$15,083,474	$9,307,402	$14,941,192	$8,948,826
Power supply	4,065,241	3,125,136	4,007,669	3,145,518
Statewide and associate	71,574	101,970	70,956	102,087
CFC total	19,220,289	12,534,508	19,019,817	12,196,431
RTFC	479,769	315,544	503,359	317,344
NCSC	705,033	869,755	773,141	908,973
Total loans outstanding	$20,405,091	$13,719,807	$20,296,317	$13,422,748
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

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized as follows by loan type and by company:

	August 31, 2013		May 31, 2013
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Line of credit loans	$5,000	$-	$5,000	$-
RTFC:
Long-term fixed-rate loans	3,174	-	3,690	-
Long-term variable-rate loans	7,100	-	6,807	-
Total non-performing loans	$15,274	$-	$15,497	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,585	$-	$46,953	$-
Line of credit loans (2)	-	-	-	5,000
Total restructured loans	$7,585	$-	$46,953	$5,000
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) The unadvanced commitment is part of the terms outlined in the related restructure agreement. Loans advanced under these commitments would be classified as performing. Principal and interest due under these performing loans would be in addition to scheduled payments due under the restructured loan agreement.

Unadvanced Loan Commitments
A total of $1,753 million and $1,703 million of unadvanced commitments at August 31, 2013 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at August 31, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$ 1,753,021	$ 108,210	$ 91,104	$ 134,800	$ 562,466	$ 809,691	$ 46,750

The remaining unadvanced commitments totaling $11,967 million and $11,720 million at August 31, 2013 and May 31, 2013, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	August 31, 2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$-	$-	$15,083,474	$15,083,474	$-
Power supply	-	5,000	5,000	4,060,241	4,065,241	5,000
Statewide and associate	-	-	-	71,574	71,574	-
CFC total	-	5,000	5,000	19,215,289	19,220,289	5,000
RTFC	-	8,219	8,219	471,550	479,769	10,274
NCSC	-	-	-	705,033	705,033	-
Total loans outstanding	$-	$13,219	$13,219	$20,391,872	$20,405,091	$15,274

As a % of total loans	0.00%	0.06%	0.06%	99.94%	100.00%	0.07%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$2,841	$-	$2,841	$14,938,351	$14,941,192	$7,584
Power supply	-	5,000	5,000	4,002,669	4,007,669	5,000
Statewide and associate	-	-	-	70,956	70,956	-
CFC total	2,841	5,000	7,841	19,011,976	19,019,817	12,584
RTFC	4,163	4,156	8,319	495,040	503,359	10,497
NCSC	-	-	-	773,141	773,141	-
Total loans outstanding	$7,004	$9,156	$16,160	$20,280,157	$20,296,317	$23,081

As a % of total loans	0.03%	0.05%	0.08%	99.92%	100.00%	0.11%
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

Borrowers included in the pass, special mention, and substandard categories are reflected in the general portfolio of loans. Borrowers included in the doubtful category are reflected in the impaired portfolio of loans. Each risk rating is reassessed annually based on the receipt of the borrower’s audited financial statements; however, interim downgrades and upgrades may take place at any time as significant events or trends occur.

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	August 31, 2013			May 31, 2013
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,066,434	$17,040	$15,083,474	$14,922,558	$18,634	$14,941,192
Power supply	4,060,241	5,000	4,065,241	4,002,669	5,000	4,007,669
Statewide and associate	71,289	285	71,574	70,668	288	70,956
CFC total	19,197,964	22,325	19,220,289	18,995,895	23,922	19,019,817
RTFC	460,043	19,726	479,769	483,058	20,301	503,359
NCSC	700,573	4,460	705,033	770,419	2,722	773,141
Total loans outstanding	$20,358,580	$46,511	$20,405,091	$20,249,372	$46,945	$20,296,317

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	August 31, 2013				May 31, 2013
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$17,116,916	94%	$1,091,191	6%	$16,871,594	94%	$1,046,674	6%
Long-term variable-rate loans	577,880	85	103,693	15	676,075	86	105,931	14
Loans guaranteed by RUS	209,560	100	-	-	210,815	100	-	-
Line of credit loans	250,098	19	1,055,753	81	294,575	21	1,090,653	79
Total loans outstanding	$18,154,454	89	$2,250,637	11	$18,053,059	89	$2,243,258	11

Total by company:
CFC	$17,240,266	90%	$1,980,023	10%	$17,049,029	90%	$1,970,788	10%
RTFC	459,163	96	20,606	4	482,647	96	20,712	4
NCSC	455,025	65	250,008	35	521,383	67	251,758	33
Total loans outstanding	$18,154,454	89	$2,250,637	11	$18,053,059	89	$2,243,258	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses, therefore, RTFC and NCSC do not maintain separate loan loss allowances.

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses by company:

	As of and for the three months ended August 31, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for (recovery of) loan losses	2,037	(661)	(98)	1,278
Recoveries of loans previously charged-off	53	-	-	53
Balance as of August 31, 2013	$43,336	$8,497	$3,823	$55,656

	As of and for the three months ended August 31, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	9,787	315	(980)	9,122
Recoveries of loans previously charged-off	53	-	-	53
Balance as of August 31, 2012	$136,781	$8,877	$6,843	$152,501

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	August 31, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$43,336	$5,346	$3,823	$52,505
Individually evaluated	-	3,151	-	3,151
Total ending balance of the allowance	$43,336	$8,497	$3,823	$55,656

Recorded investment in loans:
Collectively evaluated	$19,207,704	$469,495	$705,033	$20,382,232
Individually evaluated	12,585	10,274	-	22,859
Total recorded investment in loans	$19,220,289	$479,769	$705,033	$20,405,091

Loans to members, net	$19,176,953	$471,272	$701,210	$20,349,435

	May 31, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,246	$5,731	$3,921	$50,898
Individually evaluated	-	3,427	-	3,427
Total ending balance of the allowance	$41,246	$9,158	$3,921	$54,325

Recorded investment in loans:
Collectively evaluated	$18,967,864	$492,862	$773,141	$20,233,867
Individually evaluated	51,953	10,497	-	62,450
Total recorded investment in loans	$19,019,817	$503,359	$773,141	$20,296,317

Loans to members, net (1)	$18,978,571	$494,201	$769,220	$20,241,992
(1) Excludes deferred origination costs of $10 million at August 31, 2013 and May 31, 2013.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	August 31, 2013		May 31, 2013
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$7,585	$-	$46,953	$-
CFC/Power Supply	5,000	-	5,000	-
Total	12,585	-	51,953	-

With a specific allowance recorded:
RTFC	10,274	3,151	10,497	3,427
Total	10,274	3,151	10,497	3,427
Total impaired loans	$22,859	$3,151	$62,450	$3,427

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of May 31, 2013 and 2012. The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended August 31,
	2013	2012	2013	2012
(dollar amounts in thousands)	Average recorded investment		Interest income recognized
CFC/Distribution	$20,648	$485,077	$136	$5,462
CFC/Power Supply	5,000	5,000	-	-
RTFC	10,382	6,890	-	-
Total impaired loans	$36,030	$496,967	$136	$5,462

Non-performing and Restructured Loans
Foregone interest income as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Non-performing loans	$179	$407
Restructured loans	-	-
Total	$179	$407

At August 31, 2013 and May 31, 2013, non-performing loans totaled $15 million or 0.1 percent, of loans outstanding. One borrower in this group is currently in bankruptcy. A trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The Trustee filed an amended disclosure statement and plan of reorganization on August 14, 2013. The bankruptcy court approved the amended disclosure statement on October 1, 2013. The amended plan of reorganization will be subject to certain changes and ultimate approval of the bankruptcy court. On October 9, 2013, the bankruptcy court canceled the confirmation hearing originally scheduled for November 12, 2013, due to conflicts among the case participants regarding scheduling and other matters. If the trustee is unable to reach agreement with the interested parties, then the court will hold another status conference to resolve the scheduling disputes. Another borrower in this group is contesting a ruling that it is required to repay state USF payments received. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either of these companies.

At August 31, 2013 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.2 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.1 million of interest income was accrued on restructured loans during the three months ended August 31, 2013 compared with $5 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced without concession during the quarter with the new loan classified as performing at August 31, 2013. This loan was on accrual status since the time of restructuring.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at August 31, 2013.

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

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,591,114	$5,674,804
RUS guaranteed loans qualifying as permitted investments	164,736	165,823
Total pledged collateral	$5,755,850	$5,840,627
Collateral trust bonds outstanding	4,479,372	4,679,372

1994 indenture
Distribution system mortgage notes	$1,627,599	$1,641,858
Collateral trust bonds outstanding	1,465,000	1,465,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,757,877	$1,795,947
Notes payable outstanding	1,535,851	1,542,474

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$23,002	$23,536
Cash	7,753	7,634
Total pledged collateral	$30,755	$31,170
Notes payable outstanding	19,888	19,888

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See Note 6, Long-Term Debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,545,777	$3,903,786
Notes payable outstanding	3,999,000	3,674,000

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. At August 31, 2013 all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the three months ended August 31, 2013
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2013	$248,049	$13,423	$261,472
Results of operations	(3,695)	(354)	(4,049)
Cash investments (proceeds)	8,077	(4,500)	3,577
Balance as of August 31, 2013	$252,431	$8,569	$261,000

During the three months ended August 31, 2013, our investment in the DRP foreclosed assets decreased primarily due to net cash proceeds received of $4 million from the sale of raw land and developed lots.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

	August 31, 2013	May 31, 2013
(dollar amounts in thousands)
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$2,289,831	$2,009,884
Commercial paper sold directly to members, at par (1)	919,625	812,141
Commercial paper sold directly to non-members, at par (1)	20,954	39,298
Select notes	493,968	358,390
Daily liquidity fund notes sold directly to members	575,937	680,419
Bank bid notes	150,000	150,000
Subtotal short-term debt	4,450,315	4,050,132

Long-term debt maturing within one year:
Medium-term notes sold through dealers	630,480	989,607
Medium-term notes sold to members	423,106	391,318
Secured collateral trust bonds	904,982	1,504,949
Member subordinated certificates	37,707	37,176
Secured notes payable	452,232	742,402
Unsecured notes payable	3,903	3,899
Total long-term debt maturing within one year	2,452,410	3,669,351
Total short-term debt	$6,902,725	$7,719,483
(1) Backup liquidity is provided by our revolving credit agreements.

Revolving Credit Agreements
At August 31, 2013 and May 31, 2013, we had $3,345 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at August 31, 2013, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	August 31, 2013	May 31, 2013	August 31, 2013	May 31, 2013	Maturity	Facility fee per year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,006,000	916,000	-	-	October 21, 2015	10 basis points
Four-year agreement	1,087,500	1,007,500	-	-	October 21, 2016	10 basis points
Five-year agreement	1,030,609	954,012	1,891	3,488	October 21, 2017	10 basis points
Total	$3,343,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2013	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.79	5.85
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

On July 9, 2013, we exercised our option to increase the commitment levels for the tranche of the three-year revolving credit agreement maturing on October 21, 2015, four-year revolving credit agreement maturing on October 21, 2016, and five-year revolving credit agreement maturing on October 21, 2017 to $1,006 million, $1,088 million and $1,033 million, respectively.

At August 31, 2013 and May 31, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

	August 31, 2013	May 31, 2013
(dollar amounts in thousands)
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,538,175	$1,528,424
Medium-term notes sold to members	151,589	182,790
Subtotal	1,689,764	1,711,214
Unamortized discount	(624)	(627)
Total unsecured medium-term notes	1,689,140	1,710,587

Unsecured notes payable	4,034,075	3,709,074
Unamortized discount	(883)	(920)
Total unsecured notes payable	4,033,192	3,708,154
Total unsecured long-term debt	5,722,332	5,418,741

Secured long-term debt:
Collateral trust bonds	5,039,372	4,639,372
Unamortized discount	(180,952)	(181,640)
Total secured collateral trust bonds	4,858,420	4,457,732
Secured notes payable	1,103,507	819,960
Total secured long-term debt	5,961,927	5,277,692
Total long-term debt	$11,684,259	$10,696,433

On June 6, 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020.

At August 31, 2013 and May 31, 2013, we had unsecured notes payable totaling $3,999 million and $3,674 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program, which provides guarantees to the Federal Financing Bank. During the quarter ended August 31, 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. In the aggregate at August 31, 2013, we had up to $424 million available under committed loan facilities from the Federal Financing Bank as part of this program. On August 26, 2013, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $500 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $500 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

At August 31, 2013 and May 31, 2013, secured notes payable include $1,536 million and $1,542 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term.

The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under these programs. At August 31, 2013 and May 31, 2013, $451 million and $741 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt.

(7)         Subordinated Deferrable Debt

At August 31, 2013 and May 31, 2013, we had $400 million of 4.75 percent subordinated deferrable debt outstanding due 2043. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

(8)          Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk.

The following table shows the notional amounts outstanding and the weighted-average rate paid and received for our interest rate swaps by type:

	August 31, 2013			May 31, 2013
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,375,969	3.38%	0.25%	$5,287,889	3.39%	0.26%
Pay variable-receive fixed	2,925,440	0.97	4.06	3,500,440	1.12	4.62
Total interest rate swaps	$8,301,409	2.53	1.59	$8,788,329	2.49	2.00

The derivative gains (losses) line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Derivative cash settlements	$(16,685)	$(13,863)
Derivative forward value	123,069	(10,729)
Derivative gains (losses)	$106,384	$(24,592)

In addition to the notional amount of swaps shown in the charts above, we have $123 million notional amount of forward starting swaps with an effective date of November 1, 2013. At August 31, 2013 the $123 million notional amount of forward starting swaps have a related fair value of $5 million that is recorded on the balance sheet in derivative assets. Because these swaps are not effective as of August 31, 2013, there are no cash settlements and no amounts being accrued as cash settlements.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At August 31, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from

Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2013, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At August 31, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(40)	$-	$(40)
fall below Baa1/BBB+ (1)	6,608,740	(157,068)	95,657	(61,411)
Total	$6,610,240	$(157,108)	$95,657	$(61,451)
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

In addition to the rating triggers listed above, at August 31, 2013 we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $9 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2013, including credit risk, was $162 million.

Offsetting Derivatives Assets and Liabilities
As noted previously, all of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties to the transaction. Notwithstanding netting provisions, our derivative assets and liabilities are not offset in the accompanying condensed consolidated balance sheets. The following table provides information on the gross fair value of derivative assets and liabilities and the gross amounts that are not offset in the condensed consolidated balance sheets.

	August 31, 2013
		Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets/liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets/liabilities			Financial instruments	Cash collateral pledged	Net amount
Assets:
Derivatives - Interest rate swaps	$298,472	$-	$298,472	$218,912	$-	$79,560
Liabilities:
Derivatives - Interest rate swaps	392,952	-	392,952	218,912	-	174,040

	May 31, 2013
		Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets/liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets/liabilities			Financial instruments	Cash collateral pledged	Net amount
Assets:
Derivatives - Interest rate swaps	$257,878	$-	$257,878	$203,161	$-	$54,717
Liabilities:
Derivatives - Interest rate swaps	475,278	-	475,278	203,161	-	272,117

(9)          Equity

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the cooperative educational fund. In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to the members’ capital reserve and $81 million to members in the form of patronage capital. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2013 allocation. This amount was returned to members in cash on October 1, 2013. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

(10)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Total by type:
Long-term tax-exempt bonds	$544,950	$547,970
Indemnifications of tax benefit transfers	662	784
Letters of credit	414,530	447,683
Other guarantees	115,204	116,334
Total	$1,075,346	$1,112,771

Total by member class:
CFC:
Distribution	$213,865	$245,265
Power supply	807,797	810,900
Statewide and associate	5,515	6,948
CFC total	1,027,177	1,063,113
RTFC	2,114	3,711
NCSC	46,055	45,947
Total	$1,075,346	$1,112,771

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At August 31, 2013, our maximum potential exposure for the $74 million of fixed-rate tax-exempt bonds is $123 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $470 million and $473 million as of August 31, 2013 and May 31, 2013, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

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

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $139 million is secured at August 31, 2013. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at August 31, 2013, we may be required to issue up to an additional $179 million in letters of credit to third parties for the benefit of our members. As of August 31, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at August 31, 2013 we had hybrid letter of credit facilities totaling $2,089 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments.

Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $416 million at August 31, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,673 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $116 million, all of which is unsecured.

At August 31, 2013 and May 31, 2013, we had $391 million and $410 million of guarantees, respectively, representing 36 percent and 37 percent, respectively, of total guarantees, under which our right of recovery from our members was not secured.

At August 31, 2013, we were the liquidity provider for a total of $595 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $595 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $470 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart above as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the three months ended August 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability
At August 31, 2013 and May 31, 2013, we recorded a guarantee liability of $24 million and $25 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at August 31, 2013 and May 31, 2013 was $2 million, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $22 million and $23 million, respectively, at August 31, 2013 and May 31, 2013 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

(dollar amounts in thousands)	As of and for the three months ended August 31, 2013
Beginning balance as of May 31, 2013	$24,742
Net change in non-contingent liability	(957)
Recovery of contingent guarantee liability	(31)
Ending balance as of August 31, 2013	$23,754

Liability as a percentage of total guarantees	2.21%

 (11)         Fair Value Measurement

Fair Value
Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at August 31, 2013 and May 31, 2013 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent non-performing loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Since there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and the estimated yield curve.

We perform analysis to validate the indicative quotes obtained from our swap counterparties and investigate any significant differences. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. We only enter into swap agreements with counterparties that are participating in our revolving lines of credit at the time the exchange agreements are executed. All of our swap agreements are subject to master netting agreements.

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

At August 31, 2013 and May 31, 2013, our investments in equity securities include investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock and are recorded in the condensed consolidated balance sheet at fair value. We calculate fair value of the investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three months ended August 31, 2013 and 2012, we recorded an unrealized loss of $4 million and $6 thousand, respectively, in accumulated other comprehensive income on the condensed consolidated balance sheet.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	August 31, 2013		May 31, 2013
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$298,472	$-	$257,878
Derivative liabilities	-	392,952	-	475,278
Investments in common and
preferred stock	27,723	-	31,632	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At August 31, 2013 and May 31, 2013, we measured certain collateral-dependent non-performing loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the non-performing loans provided by both our internal staff and third party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value include EBITDA multiples ranging from 3.5x to 5.0x. The material inputs used in estimating fair value by both internal staff and third party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

Assets measured at fair value on a non-recurring basis at August 31, 2013 and May 31, 2013 were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. The following table provides the carrying/fair value of the related individual assets at August 31, 2013 and May 31, 2013 and the total losses for the three months ended August 31, 2013 and 2012:

	Level 3 Fair Value		Total losses for the three months ended August 31,
(dollar amounts in thousands)	August 31, 2013	May 31, 2013	2013	2012
Non-performing loans,
net of specific reserves	$12,123	$12,070	$-	$(206)

(12)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	August 31, 2013		May 31, 2013
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$362,536	$362,536	$177,062	$177,062
Restricted cash	8,174	8,174	7,696	7,696
Investments	27,723	27,723	31,632	31,632
Time deposits	700,000	700,000	700,000	700,000
Deferred compensation investments	3,773	3,773	3,716	3,716
Loans to members, net	20,359,137	20,787,793	20,251,549	21,318,406
Debt service reserve funds	39,353	39,353	39,803	39,803
Derivative instruments	298,472	298,472	257,878	257,878

Liabilities:
Short-term debt	6,902,725	6,923,834	7,719,483	7,751,021
Long-term debt	11,684,259	12,789,731	10,696,433	12,156,097
Guarantee liability	23,754	26,709	24,742	27,730
Derivative instruments	392,952	392,952	475,278	475,278
Subordinated deferrable debt	400,000	366,026	400,000	404,300
Members’ subordinated certificates	1,724,421	1,875,343	1,729,226	1,880,672

Off-balance sheet instruments:
Commitments	-	-	-	-

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

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at August 31, 2013 and May 31, 2013.

Cash and Cash Equivalents
Cash and cash equivalents includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, cash and cash equivalents classified within Level 1 of the fair value hierarchy totaled $363 million and $177 million, respectively.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value. Restricted cash is classified within Level 1 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, restricted cash classified within Level 1 of the fair value hierarchy totaled $8 million.

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Series A common stock and Series A preferred stock. The Series A common stock and Series A preferred stock are classified as available-for-sale securities and recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock and preferred stock are classified within Level 1 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, investments classified within Level 1 of the fair value hierarchy totaled $28 million and $32 million, respectively.

Time Deposits
Time deposits with financial institutions in interest bearing accounts have maturities of less than one year as of the reporting date and are valued at the carrying value, which approximates fair value. The deposits are classified within Level 2 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, time deposits classified within Level 2 of the fair value hierarchy totaled $700 million.

Deferred Compensation Investments
CFC offers a non-qualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are recorded in the condensed consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds and are classified within Level 1 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, deferred compensation investments classified within Level 1 of the fair value hierarchy totaled $4 million.

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

Loans to members are classified within Level 3 of the fair value hierarchy and at August 31, 2013 and May 31, 2013, totaled $20,788 million and $21,318 million, respectively.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments are comprised of actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value. Debt service reserve funds are classified within Level 1 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, debt service reserve funds classified within Level 1 of the fair value hierarchy totaled $39 million and $40 million, respectively.

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund and other long-term debt due within one year. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes, and daily liquidity fund. At August 31, 2013 and May 31, 2013, short-term debt classified within the Level 1 of the fair value hierarchy is based on quoted prices in active markets and totaled $3,016 million and $2,840 million, respectively. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes. At August 31, 2013 and May 31, 2013, short-term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms and totaled $1,435 million and $1,210 million, respectively.

Short-term debt classified within Level 2 also includes our collateral trust bonds and medium-term notes maturing within one year. At August 31, 2013 and May 31, 2013, short-term debt classified within the Level 2 of the fair value hierarchy totaled $1,974 million and $2,912 million, respectively. The fair value of short term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third party pricing services such as our banks that underwrite our other debt transactions.

Short-term debt classified within the Level 3 of the fair value hierarchy includes our notes payable and members’ subordinated certificates due within one year and totaled $499 million and $789 million at August 31, 2013 and May 31, 2013, respectively. The fair value of short term debt classified within Level 3 of the fair value hierarchy was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. Collateral trust bonds and medium-term notes are classified within Level 2 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, long-term debt classified within the Level 2 of the fair value hierarchy totaled $7,558 million and $7,410 million, respectively. The fair value of long- term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows. There is no active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.

The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Long-term notes payable are classified within Level 3 of the fair value hierarchy. Long-term debt classified within the Level 3 of the fair value hierarchy totaled $5,232 million and $4,746 million, respectively. The fair value was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio using a discounted cash flow method. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform. Guarantees are classified within Level 3 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, guarantees classified within Level 3 of the fair value hierarchy totaled $27 million and $28 million, respectively.

Subordinated Deferrable Debt
Subordinated deferrable debt outstanding was issued in an underwritten public transaction. There is not active secondary trading for this subordinated deferrable debt; therefore, dealer quotes and recent market prices are both used in estimating fair value based on a discounted cash flow method. Subordinated deferrable debt is classified within Level 2 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, subordinated deferrable debt classified within the Level 2 of the fair value hierarchy totaled $366 million and $404 million, respectively.

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members, (ii) loan and guarantee subordinated certificates issued as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. Membership, loan and guarantee subordinated certificates are non-transferable other than among members with CFC’s consent. There is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates. These certificates are valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period. Members’ subordinated certificates are classified within Level 3 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, members’ subordinated certificates classified within Level 3 of the fair value hierarchy totaled $1,875 million and $1,881 million, respectively.

Derivative Instruments
We record derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within Level 2 of the fair value hierarchy. At August 31, 2013 and May 31, 2013, derivative asset instruments classified within Level 2 of the fair value hierarchy totaled $298 million and $258 million, respectively, and derivative liability instruments classified within Level 2 of the fair value hierarchy totaled $393 million and $475 million, respectively.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

(13)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended August 31, 2013 and 2012 and condensed consolidated balance sheets at August 31, 2013 and 2012.

	For the three months ended August 31, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$237,326	$12,763	$(9,018)	$241,071
Interest expense	(167,220)	(9,383)	9,018	(167,585)
Net interest income	70,106	3,380	-	73,486

Provision for loan losses	(1,278)	-	-	(1,278)
Net interest income after provision for loan losses	68,828	3,380	-	72,208

Non-interest income:
Fee and other income	4,024	352	(220)	4,156
Derivative gains	103,583	2,801	-	106,384
Results of operations from foreclosed assets	(4,049)	-	-	(4,049)
Total non-interest income	103,558	3,153	(220)	106,491

Non-interest expense:
General and administrative expenses	(16,721)	(2,114)	220	(18,615)
Recovery of guarantee liability	31	-	-	31
Other	(148)	-	-	(148)
Total non-interest expense	(16,838)	(2,114)	220	(18,732)

Income prior to income taxes	155,548	4,419	-	159,967
Income tax expense	-	(1,701)	-	(1,701)
Net income	$155,548	$2,718	$-	$158,266

Assets:
Total loans outstanding	$20,377,623	$1,184,802	$(1,157,334)	$20,405,091
Deferred origination costs	9,702	-	-	9,702
Less: Allowance for loan losses	(55,656)	-	-	(55,656)
Loans to members, net	20,331,669	1,184,802	(1,157,334)	20,359,137
Other assets	2,015,736	148,760	(122,136)	2,042,360
Total assets	$22,347,405	$1,333,562	$(1,279,470)	$22,401,497

	For the three months ended August 31, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$235,971	$14,387	$(10,273)	$240,085
Interest expense	(176,164)	(10,705)	10,273	(176,596)
Net interest income	59,807	3,682	-	63,489

Provision for loan losses	(9,122)	-	-	(9,122)
Net interest income after provision for loan losses	50,685	3,682	-	54,367

Non-interest income:
Fee and other income	4,792	394	(228)	4,958
Derivative losses	(23,045)	(1,547)	-	(24,592)
Results of operations from foreclosed assets	(4,765)	-	-	(4,765)
Total non-interest income	(23,018)	(1,153)	(228)	(24,399)

Non-interest expense:
General and administrative expenses	(14,872)	(2,526)	228	(17,170)
Recovery of guarantee liability	9	-	-	9
Other	(163)	-	-	(163)
Total non-interest expense	(15,026)	(2,526)	228	(17,324)

Income prior to income taxes	12,641	3	-	12,644
Income tax benefit	-	2	-	2
Net income	$12,641	$5	$-	$12,646

Assets:
Total loans outstanding	$19,436,054	$1,194,351	$(1,162,669)	$19,467,736
Deferred origination costs	7,917	-	-	7,917
Less: Allowance for loan losses	(152,501)	-	-	(152,501)
Loans to members, net	19,291,470	1,194,351	(1,162,669)	19,323,152
Other assets	1,524,402	155,499	(125,413)	1,554,488
Total assets	$20,815,872	$1,349,850	$(1,288,082)	$20,877,640

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the condensed consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-Q, and Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2013.

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

Throughout this management discussion and analysis, we will refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. The financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. In addition to the adjusted measures mentioned above, we also use GAAP measures such as loans outstanding in our evaluation of our business performance. The main adjustments we make to calculate the non-GAAP measures compared with the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds CFC member loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric and telecommunications members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio below 6.00-to-1.

Executive Summary

Lending Activity
Loans outstanding increased by $109 million or 0.5 percent during the three months ended August 31, 2013 primarily due to an increase of $142 million in CFC distribution loans and an increase of $58 million in CFC power supply loans partly offset by a decrease of $92 million in NCSC and RTFC loans.

During the three months ended August 31, 2013, $218 million of CFC long-term fixed-rate loans repriced. Of this total, $179 million selected a new long-term fixed rate; $21 million selected a long-term variable rate; $2 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $16 million were repaid in full.

Funding Activity
During the three months ended August 31, 2013, total debt outstanding increased by $166 million primarily due to funding for the $109 million increase in loans outstanding and the $185 million increase in cash. We funded the overall growth in our balance sheet during the quarter as well as the refinancing of higher cost debt with a mix of lower-cost original issue short-term debt, collateral trust bonds and notes payable issued under our Guaranteed Underwriter Program.

Since May 31, 2013, long-term debt maturing in the next 12 months decreased by $1,217 million, which we refinanced through the issuance of original issue short-term debt and other long-term debt funding. Specifically, original issue short-term debt increased by $400 million as we continued to maintain a high utilization of our commercial paper and other original issue short-term funding to take advantage of the low interest rate environment. At August 31, 2013 and May 31, 2013, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 21 percent and 20 percent, respectively, of total debt outstanding. Further, on June 6, 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020 and on July 18, 2013, we borrowed $325 million as part of the Guaranteed Underwriter Program at a weighted average interest rate of 2.49 percent.

Financial Results
For the three months ended August 31, 2013 and 2012, we reported net income of $158 million and $13 million, respectively, and TIER of 1.94 and 1.07, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the three months ended August 31, 2013 and 2012, our adjusted net income was $35 million and $23 million, respectively, and adjusted TIER was 1.19 and 1.12, respectively.

The increase to our adjusted net income for the quarter ended August 31, 2013 as compared with the prior-year period was driven primarily by a decrease in the provision for loan losses and an increase in adjusted net interest income. The increase in adjusted net interest income of $7 million was primarily due to the refinancing of higher cost debt with lower cost debt subsequent to the first quarter of fiscal 2013 and the continued higher utilization of our commercial paper issuance capacity.

At August 31, 2013, our debt-to-equity ratio decreased to 23.21-to-1 compared with 26.21-to-1 at May 31, 2013. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 5.88-to-1 at August 31, 2013 compared with 5.76-to-1 at May 31, 2013 due to the increase in adjusted liabilities and the decrease in adjusted equity.

Outlook for the Next 12 Months
We expect the amount of scheduled long-term loan repayments to slightly exceed new long-term loan advances over the next 12 months and we expect earnings from core lending operations to be fairly stable over the next 12 months.

We have $2,452 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At August 31, 2013, we had $1,090 million in cash, investments and time deposits, up to $424 million available under committed loan facilities from the Federal Financing Bank, $3,343 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,364 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. In August 2013, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $500 million as part of the Guaranteed Underwriter Program. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $4,450 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature over the next 12 months, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three months ended August 31, 2013 and 2012.

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012	Change
Interest income	$241,071	$240,085	$986
Interest expense	(167,585)	(176,596)	9,011
Net interest income	73,486	63,489	9,997
Provision for loan losses	(1,278)	(9,122)	7,844
Net interest income after provision for
loan losses	72,208	54,367	17,841

Non-interest income:
Fee and other income	4,156	4,958	(802)
Derivative gains (losses)	106,384	(24,592)	130,976
Results of operations from foreclosed assets	(4,049)	(4,765)	716
Total non-interest income	106,491	(24,399)	130,890

Non-interest expense:
Salaries and employee benefits	(10,328)	(10,405)	77
Other general and administrative expenses	(8,287)	(6,765)	(1,522)
Recovery of guarantee liability	31	9	22
Other	(148)	(163)	15
Total non-interest expense	(18,732)	(17,324)	(1,408)

Income prior to income taxes	159,967	12,644	147,323

Income tax (expense) benefit	(1,701)	2	(1,703)
Net income	158,266	12,646	145,620
Less: Net income attributable to
noncontrolling interest	(2,718)	(5)	(2,713)
Net income attributable to CFC	$155,548	$12,641	$142,907
Adjusted net income	$35,197	$23,375	$11,822
Adjusted interest expense	$(184,270)	$(190,459)	$6,189

TIER	1.94	1.07
Adjusted TIER (1)	1.19	1.12
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

	Average balances and interest rates – Assets

	For the three months ended August 31,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$18,348,192	$16,796,981	$224,583	$217,940	4.86%	5.16%
Long-term variable-rate loans	698,437	741,221	4,828	6,025	2.74	3.23
Line of credit loans	1,021,739	1,150,097	7,572	7,692	2.94	2.66
Restructured loans	20,416	454,212	136	5,462	2.64	4.78
Non-performing loans	15,449	48,459	-	-	-	-
Total	20,104,233	19,190,970	237,119	237,119	4.68	4.92
Investments	836,330	426,758	1,936	938	0.92	0.87
Fee income (1)	-	-	2,016	2,028	-	-
Total	$20,940,563	$19,617,728	$241,071	$240,085	4.57	4.87
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

	Analysis of changes in interest income

	For the three months ended August 31, 2013 vs. August 31, 2012
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$20,779	$(14,136)	$6,643
Long-term variable-rate loans	(332)	(865)	(1,197)
Line of credit loans	(840)	720	(120)
Restructured loans	(5,216)	(110)	(5,326)
Total interest income on loans	14,391	(14,391)	-
Investments	906	92	998
Fee income	-	(12)	(12)
Total interest income	$15,297	$(14,311)	$986
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

During the three months ended August 31, 2013, interest income increased by 0.4 percent compared with the prior-year period, primary due to the $1 million increase in our interest income earned on our time deposits driven by the increase in average balance of these investments. There was no change in total interest income earned on loans for the three months ended August 31, 2013 compared to the prior-year period; however, there was a $7 million increase in interest income earned on long-term fixed-rate loans offset by a $5 million decrease in interest income earned on restructured loans.

The increase in interest income earned on long-term fixed-rate loans was primarily due to the $1,551 million increase in average fixed-rate loan balances partly offset by a 30- basis point decrease in the weighted average rate earned on our long-term fixed-rate loans. The increase in average fixed-rate loan balances was primarily due to a large amount of advances to CFC and NCSC borrowers during the fourth quarter of fiscal 2013 to refinance debt from other lenders, to fund capital improvements and for new loan advances. The average balance of long-term fixed-rate loans for the three months ended August 31, 2013 represented 91 percent of the total average loan balance as compared with 88 percent for the prior-year period. The 30-basis point decrease in average yield on fixed-rate loans was due to activity in the capital markets and the repricing of loans. As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. As benchmark treasury rates and spreads tightened over the past few years, there was a continued reduction in the rates we had to pay for funding in the capital markets and we lowered the long-term fixed rates we offered on our new loans. Although the average long-term fixed interest rates we offered on electric loans started to increase during the three months ended August 31, 2013, the residual impact of lower rates offered over the past few years continued to result in a decrease in the average yield earned when comparing the three months ended August 31, 2013 to the three months ended August 31, 2012. In addition, during the three months ended August 31, 2013, $218 million of long-term fixed-rate loans repriced and the borrowers of $179 million of these loans selected a new long-term fixed rate, which was on average lower than the rate prior to the repricing.

The $5 million decrease in interest income earned on restructured loans for the three months ended August 31, 2013 compared to the prior-year period was driven by the pay-off of a $414 million restructured loan in September 2012.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in the table above. Foregone interest income was as follows as a result of holding loans on non-accrual status:

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Electric	$36	$298
Telecommunications	143	109
Total	$179	$407

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

	Average balances and interest rates – Liabilities

	For the three months ended August 31,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Short-term debt (1) (2)	$3,979,760	$3,320,773	$(1,432)	$(1,619)	(0.14)%	(0.19)%
Medium-term notes (1)	2,998,222	2,523,624	(21,571)	(27,883)	(2.85)	(4.40)
Collateral trust bonds (1)	5,954,399	6,328,661	(76,798)	(81,439)	(5.12)	(5.12)
Subordinated deferrable debt (1)	395,762	180,945	(4,750)	(2,806)	(4.76)	(6.17)
Subordinated certificates (1)	1,709,193	1,700,449	(20,626)	(20,354)	(4.79)	(4.76)
Long-term notes payable (1)	5,370,606	4,679,915	(37,939)	(38,396)	(2.80)	(3.26)
Total	20,407,942	18,734,367	(163,116)	(172,497)	(3.17)	(3.66)
Debt issuance costs (3)	-	-	(1,865)	(1,937)	-	-
Fee expense (4)	-	-	(2,604)	(2,162)	-	-
Total	$20,407,942	$18,734,367	$(167,585)	$(176,596)	(3.26)	(3.75)

Derivative cash settlements (5)	$8,486,282	$9,360,521	$(16,685)	$(13,863)	(0.78)%	(0.59)%
Adjusted interest expense (6)	20,407,942	18,734,367	(184,270)	(190,459)	(3.58)	(4.04)
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

	Analysis of changes in interest expense

	For the three months ended August 31, 2013 vs. August 31, 2012
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Short-term debt	$(327)	$514	$187
Medium-term notes	(5,334)	11,646	6,312
Collateral trust bonds	4,606	35	4,641
Subordinated deferrable debt	(3,348)	1,404	(1,944)
Subordinated certificates	(161)	(111)	(272)
Long-term notes payable	(5,787)	6,244	457
Total interest expense on debt	(10,351)	19,732	9,381
Debt issuance costs	-	72	72
Fee expense	-	(442)	(442)
Total interest expense	$(10,351)	$19,362	$9,011

Derivative cash settlements (4)	$1,260	$(4,082)	$(2,822)
Adjusted interest expense (5)	(9,091)	15,280	6,189
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

During the three months ended August 31, 2013, the average balance of debt outstanding increased by $1,674 million compared to the prior-year period in order to fund the overall growth in our balance sheet. Despite the increase in average debt outstanding, total interest expense decreased by 5 percent compared with the prior-year period. The lower interest rates and tighter credit spreads available in the capital markets allowed us to refinance maturing debt at a lower cost. Specifically, the decrease in interest expense for the three months ended August 31, 2013 is due to the 49 basis-point reduction in the total weighted average cost of debt. The lower average interest rate on debt is primarily due to the refinancing of $340 million of 8 percent medium-term notes in the second quarter of fiscal year 2013 and an overall decrease in the average volume of collateral trust bonds outstanding. We funded the refinancing of higher cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, and notes payable issued under our Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation. Short-term debt is our lowest cost of funding, with an average cost of 14 basis points for the three months ended August 31, 2013. Our utilization of short-term debt increased during the three months ended August 31, 2013 to 20 percent of total debt from 18 percent in the prior-year period, while the weighted average rate paid for these instruments decreased slightly.

The adjusted interest expense, which includes all derivative cash settlements, was $184 million for the three months ended August 31, 2013, compared with $190 million for three months ended August 31, 2012. The decrease in adjusted interest expense during the three months ended August 31, 2013 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the three months ended August 31, 2013. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended August 31,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$241,071	$240,085	4.57%	4.87%
Total interest expense	(167,585)	(176,596)	(3.26)	(3.75)
Net interest income/Net yield	$73,486	$63,489	1.31%	1.12%

	Average interest rates – Assets and Liabilities

	For the three months ended August 31,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$241,071	$240,085	4.57%	4.87%
Total adjusted interest expense	(184,270)	(190,459)	(3.58)	(4.04)
Adjusted net interest income/Adjusted net yield (1)	$56,801	$49,626	0.99%	0.83%
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended August 31, 2013 vs. August 31, 2012
	Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$4,946	$5,051	$9,997
Increase in adjusted net interest income	6,206	969	7,175
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

Net interest income for the three months ended August 31, 2013 increased 16 percent compared with the prior-year period, primarily due to the reduction to interest expense and the slight increase in interest income. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt with lower cost debt during fiscal year 2013. We maintained a higher average balance of commercial paper, medium-term notes and long-term notes payable, which have a lower weighted-average cost, in our overall funding mix.

Adjusted net interest income for the three months ended August 31, 2013 increased 14 percent compared with the prior-year period primarily due to the reduction to interest expense and the slight increase in interest income, partially offset by higher derivative cash settlements expense compared with the prior-year period. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses
The provision for loan losses during the three months ended August 31, 2013 was $1 million compared to $9 million during the prior-year period. The loan loss provision for the three months ended August 31, 2013 was primarily due to the increase in the qualitative component of the general reserve of $1 million. The loan loss provision of $9 million for the three months ended August 31, 2012 was driven primarily by an overall increase in the balance of loans outstanding.

Non-interest Income
Non-interest income increased by $131 million for the three months ended August 31, 2013 compared with the prior-year period, primarily due to the increase in derivative gains of $131 million.

The derivative gains (losses) line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended August 31,		Net
(dollar amounts in thousands)	2013	2012	Change
Derivative cash settlements	$(16,685)	$(13,863)	$(2,822)
Derivative forward value	123,069	(10,729)	133,798
Derivative gains (losses)	$106,384	$(24,592)	$130,976

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended August 31,
	2013			2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,373,342	3.38%	0.26%	$5,552,472	3.70%	0.45%
Pay variable-receive fixed	3,112,940	1.03	4.27	3,808,049	1.28	4.63
Total	$8,486,282	2.52	1.73	$9,360,521	2.72	2.14

During the three months ended August 31, 2013, the weighted-average rate we paid on our interest rate swap agreements was 79 basis points higher than the weighted-average rate we received, compared with 58 basis points higher than the weighted-average rate we received during the prior-year period. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $1,025 million of pay variable-receive fixed interest rate swaps that matured since August 31, 2012.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three months ended August 31, 2013 increased by $134 million compared with the prior-year period. For the three months ended August 31, 2013 the derivative value forward gain of $123 million was due to the upward shift in the steepness of the estimated yield curve for our swaps of 50 basis points based on market expectations of interest rates. During the three months ended August 31, 2013, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 63 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the three months ended August 31, 2013, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense increased by $1 million during the three months ended August 31, 2013 compared with prior-year period.

Net Income
The changes in the items described above resulted in net income of $158 million for the three months ended August 31, 2013 compared with net income of $13 million for the same prior-year period. The adjusted net income, which excludes the effect of the derivative forward value, was $35 million for the three months ended August 31, 2013 compared with the adjusted net income of $23 million for the same prior-year period. Based on the adjusted net income, adjusted TIER was 1.19  for the three months ended August 31, 2013 compared with an adjusted TIER of 1.12 for the same prior-year period. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest income for the three months ended August 31, 2013 and 2012 was $3 million and $5 thousand, respectively. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. For the three months ended August 31, 2013 and 2012, the fixed-charge coverage ratio was the same as our TIER ratio.

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Net income	$158,266	$12,646
Add: fixed charges	167,585	176,596
Earnings available for fixed charges	$325,851	$189,242

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$167,585	$176,596
Ratio of earnings to fixed charges	1.94	1.07

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	August 31, 2013		May 31, 2013		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$18,208,107	89%	$17,918,268	88%	$289,839
Long-term variable-rate loans	681,573	4	782,006	4	(100,433)
Loans guaranteed by RUS	209,560	1	210,815	1	(1,255)
Total long-term loans	19,099,240	94	18,911,089	93	188,151
Line of credit loans	1,305,851	6	1,385,228	7	(79,377)
Total loans	$20,405,091	100%	$20,296,317	100%	$108,774

Loans by member class (1):
CFC:
Distribution	$15,083,474	74%	$14,941,192	74%	$142,282
Power supply	4,065,241	20	4,007,669	20	57,572
Statewide and associate	71,574	-	70,956	-	618
CFC total	19,220,289	94	19,019,817	94	200,472
RTFC	479,769	2	503,359	2	(23,590)
NCSC	705,033	4	773,141	4	(68,108)
Total	$20,405,091	100%	$20,296,317	100%	$108,774
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $109 million during the three months ended August 31, 2013 primarily due to an increase of $142 million in CFC distribution loans, an increase of $58 million in CFC power supply loans partly offset by a decrease of $92 million in NCSC and RTFC loans.

During the three months ended August 31, 2013, $218 million of CFC long-term fixed-rate loans repriced. Of this total, $179 million selected a new long-term fixed rate; $21 million selected the long-term variable rate; $2 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $16 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	August 31, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$15,297,339	71%	$15,186,457	71%	$110,882
Power supply	4,873,038	23	4,818,569	23	54,469
Statewide and associate	77,089	-	77,904	-	(815)
CFC total	20,247,466	94	20,082,930	94	164,536
RTFC	481,883	2	507,070	2	(25,187)
NCSC	751,088	4	819,088	4	(68,000)
Total loans and guarantees	$21,480,437	100%	$21,409,088	100%	$71,349

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At August 31, 2013 and May 31, 2013, loans outstanding to members in any one state or territory did not exceed 16 percent and 15 percent, respectively, of total loans outstanding, respectively.

At August 31, 2013 and May 31, 2013, the total exposure outstanding to any one borrower or controlled group did not exceed  2.2 percent of total loans and guarantees outstanding. At August 31, 2013 and May 31, 2013 the 10 largest borrowers included four distribution systems and six power supply systems.

The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	August 31, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$3,004,728	14%	$2,981,627	14%	$23,101
Guarantees	357,857	2	374,340	2	(16,483)
Total credit exposure to 10 largest borrowers	$3,362,585	16%	$3,355,967	16%	$6,618

Total by company:
CFC	$3,328,562	15%	$3,240,755	15%	$87,807
NCSC	34,023	1	115,212	1	(81,189)
Total credit exposure to 10 largest borrowers	$3,362,585	16%	$3,355,967	16%	$6,618

Security Provisions
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. At August 31, 2013 and May 31, 2013, $2,251 million and $2,243 million out of $20,405 million and $20,296 million, respectively, of total loans outstanding were unsecured, representing 11 percent total loans outstanding.

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Total loans to members	$20,405,091	$20,296,317
Less: Total secured debt or debt requiring
collateral on deposit	(11,499,111)	(11,380,734)
Excess collateral pledged or on deposit (1)	(2,210,994)	(1,825,020)
Unencumbered loans	$6,694,986	$7,090,563

Unencumbered loans as a percentage of total loans	33%	35%
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

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Non-performing loans (1)	$15,274	$15,497
Percent of loans outstanding	0.07%	0.08%
Percent of loans and guarantees outstanding	0.07	0.07

Restructured loans	$7,585	$46,953
Percent of loans outstanding	0.04%	0.23%
Percent of loans and guarantees outstanding	0.04	0.22

Total non-performing and restructured loans	$22,859	$62,450
Percent of loans outstanding	0.11%	0.31%
Percent of loans and guarantees outstanding	0.11	0.29

Total non-accrual loans	$15,274	$23,081
Percent of loans outstanding	0.07%	0.11%
Percent of loans and guarantees outstanding	0.07	0.11
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At August 31, 2013 and May 31, 2013, non-performing loans totaled $15 million, or 0.1 percent, of loans outstanding. One borrower in this group is currently in bankruptcy. A trustee for the borrower filed a disclosure statement and draft plan of reorganization on February 15, 2013. The Trustee filed an amended disclosure statement and plan of reorganization on August 14, 2013. The bankruptcy court approved the amended disclosure statement on October 1, 2013. The amended plan of reorganization will be subject to certain changes and ultimate approval of the bankruptcy court. On October 9, 2013, the bankruptcy court canceled the confirmation hearing originally scheduled for November 12, 2013, due to conflicts among the case participants regarding scheduling and other matters. If the trustee is unable to reach agreement with the interested parties, then the court will hold another status conference to resolve the scheduling disputes. Another borrower in this group is contesting a ruling that it is required to repay state USF payments received. There are two other borrowers that are currently seeking buyers for their systems, as it is not anticipated that they will have sufficient cash flow to repay their loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of either of these companies.

At August 31, 2013 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.2 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.1 million of interest income was accrued on restructured loans during the three months ended August 31, 2013 compared with $5 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced during the quarter with the new loan classified as performing at August 31, 2013.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at August 31, 2013.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

(dollar amounts in thousands)	As of and for the three months ended August 31, 2013
Balance at May 31, 2013	$54,325
Provision for loan losses	1,278
Net recovery	53
Balance at August 31, 2013	$55,656
`
Loan loss allowance by company:
CFC	$43,336
RTFC	8,497
NCSC	3,823
Total	$55,656

As a percentage of total loans outstanding	0.27%
As a percentage of total non-performing loans outstanding	364.38
As a percentage of total restructured loans outstanding	733.76
As a percentage of total loans on non-accrual	364.38

Our loan loss allowance increased by $1 million from May 31, 2013 to August 31, 2013, primarily due to the increase in the qualitative component of the general reserve of $1 million. See Provision for Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.

At August 31, 2013 and May 31, 2013, there was a total specific loan loss allowance balance of $3 million related to impaired loans totaling $23 million and $62 million, respectively.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	August 31, 2013	May 31, 2013	Increase/ (decrease)
Commercial paper
sold through dealers, net of discounts	$2,289,831	$2,009,884	$279,947
Commercial paper
sold directly to members, at par	919,625	812,141	107,484
Commercial paper
sold directly to non-members, at par	20,954	39,298	(18,344)
Select notes	493,968	358,390	135,578
Daily liquidity fund	575,937	680,419	(104,482)
Bank bid notes	150,000	150,000	-
Collateral trust bonds	5,763,402	5,962,681	(199,279)
Notes payable	5,592,834	5,274,415	318,419
Medium-term notes	2,742,726	3,091,512	(348,786)
Subordinated deferrable debt	400,000	400,000	-
Membership certificates	644,757	644,757	-
Loan and guarantee certificates	729,621	733,895	(4,274)
Member capital securities	387,750	387,750	-
Total debt outstanding	$20,711,405	$20,545,142	$166,263
Percentage of fixed-rate debt (1)	80%	77%
Percentage of variable-rate debt (2)	20	23

Percentage of long-term debt	79	80
Percentage of short-term debt	21	20
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

During the three months ended August 31, 2013, total debt outstanding increased by $166 million primarily due to funding of the $109 million increase in loans outstanding and $185 million increase in cash. Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 21 percent and 20 percent of total debt at August 31, 2013 and May 31, 2013, respectively. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

Equity
At August 31, 2013, total equity increased by $114 million from May 31, 2013, primarily due to net income of $158 million for the three months ended August 31, 2013, partially offset by the board authorized patronage capital retirement of $41 million.

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the cooperative educational fund. In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to the members’ capital reserve and $81 million to members in the form of patronage. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2013 allocation. This amount was returned to members in cash in October 2013. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Contractual Obligations
The following table summarizes our long-term contractual obligations at August 31, 2013 and the scheduled reductions by fiscal year and thereafter:

(dollar amounts in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations (1)
Long-term debt due in less than one year	$1,974	$478	$-	$-	$-	$-	$2,452
Long-term debt	-	566	1,437	624	745	8,312	11,684
Subordinated deferrable debt	-	-	-	-	-	400	400
Members’ subordinated certificates (2)	-	28	21	15	8	1,526	1,598
Contractual interest on long-term debt (3)	468	562	539	516	476	5,656	8,217
Total contractual obligations	$2,442	$1,634	$1,997	$1,155	$1,229	$15,894	$24,351
(1) The table does not include contractual obligations of the entities that are included in our foreclosed assets.
(2) Excludes loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan and $0.5 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.
(3) Represents the interest obligation on our debt based on terms and conditions at August 31, 2013.

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	August 31, 2013	May 31, 2013	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$544,950	$547,970	$(3,020)
Indemnifications of tax benefit transfers	662	784	(122)
Letters of credit	414,530	447,683	(33,153)
Other guarantees	115,204	116,334	(1,130)
Total	$1,075,346	$1,112,771	$(37,425)
Total by company:
CFC	$1,027,177	$1,063,113	$(35,936)
RTFC	2,114	3,711	(1,597)
NCSC	46,055	45,947	108
Total	$1,075,346	$1,112,771	$(37,425)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at August 31, 2013, we may be required to issue up to an additional $179 million in letters of credit to third parties for the benefit of our members. As of August 31, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at August 31, 2013 we had hybrid letter of credit facilities totaling $2,089 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $416 million at August 31, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,673 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At August 31, 2013 we were the liquidity provider for a total of $595 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $595 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $470 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart above as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the three months ended August 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At August 31, 2013 and May 31, 2013, 64 percent and 63 percent of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the three months ended August 31, 2013 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At August 31, 2013 and May 31, 2013, we recorded a guarantee liability totaling $24 million and $25 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at August 31, 2013, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Guarantees (1)	$ 1,075,346	$ 169,864	$ 250,484	$ 24,348	$ 15,583	$ 141,958	$ 473,109
(1) At August 31, 2013, we are the guarantor and liquidity provider for $470 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At August 31, 2013 and May 31, 2013, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	August 31, 2013	% of Total	May 31, 2013	% of Total
Long-term	$5,056,010	37%	$4,718,162	35%
Line of credit	8,663,797	63	8,704,586	65
Total	$13,719,807	100%	$13,422,748	100%

A total of $1,753 million and $1,703 million of unadvanced commitments at August 31, 2013 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at August 31, 2013 and May 31, 2013 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The following table summarizes the available balance under committed lines of credit at August 31, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$ 1,753,021	$ 108,210	$ 91,104	$ 134,800	$ 562,466	$ 809,691	$ 46,750

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at August 31, 2013 was 24.37-to-1, a decrease from 27.58-to-1 at May 31, 2013. The decrease in the leverage ratio is due to the increase of $114 million in total equity and the decrease of $37 million in total guarantees, partially offset by the increase of $216 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At August 31, 2013 and May 31, 2013, the adjusted leverage ratio was 6.22-to-1 and 6.11-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $303 million in adjusted liabilities and the decrease of $13 million in adjusted equity, partially offset by the decrease of $37 million in guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at August 31, 2013 was 23.21-to-1, a decrease from 26.21-to-1 at May 31, 2013. The decrease in the debt-to-equity ratio is due to the increase of $114 million in total equity, partially offset by the increase of $216 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At August 31, 2013 and May 31, 2013, the adjusted debt-to-equity ratio was 5.88-to-1 and 5.76-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $303 million in adjusted liabilities and the decrease of $13 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At August 31, 2013, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table on page 45 shows the projected sources and uses of cash by quarter through February 28, 2015. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at August 31, 2013, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity
						Debt Issuance
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	Long-term loan amortization & repayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	Cumulative excess sources over uses of liquidity (1)
1Q14										$ 1,090
2Q14	$ 495	$ 150	$ 319	$ 964	$ 376	$ -	$ 305	$ 175	$ 856	982
3Q14	510	-	351	861	320	-	350	175	845	966
4Q14	962	50	205	1,217	261	250	500	175	1,186	935
1Q15	485	360	191	1,036	311	-	375	175	861	760
2Q15	59	425	211	695	271	-	-	175	446	511
3Q15	464	365	272	1,101	330	-	400	175	905	315
Totals	$ 2,975	$ 1,350	$ 1,549	$ 5,874	$ 1,869	$ 250	$ 1,930	$ 1,050	$ 5,099
(1) Cumulative excess sources over uses of liquidity includes cash, investments and time deposits.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through February 28, 2015. These estimates will change on a quarterly basis based on the factors described on page 44.

Sources of Liquidity
Capital Market Debt Issuance
As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the U.S. Securities and Exchange Commission for the issuance of debt:
•	unlimited amount of collateral trust bonds until September 2016;
•	unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2014; and
•	daily liquidity fund for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2016.

While we register member capital securities and the daily liquidity fund with the Securities and Exchange Commission, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members.

Commercial paper issued through dealers and bank bid notes totaled $2,440 million and represented 12 percent of total debt outstanding at August 31, 2013. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2014. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

On June 6, 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At August 31, 2013 and May 31, 2013, we had secured notes payable of $1,536 million and $1,542 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond then remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At August 31, 2013, we had up to $2,364 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At August 31, 2013 and May 31, 2013, we had $3,999 million and $3,674 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. On July 18, 2013, we borrowed $325 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.49 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. At August 31, 2013, we had up to $424 million available under committed loan facilities from the Federal Financing Bank as part of this program. In August 2013, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $500 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $500 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,268 million over the next 12 months.

Member Loan Interest Payments
During the three months ended August 31, 2013, interest income on the loan portfolio was $237 million, representing an average rate of 4.68 percent compared with 4.92 percent for the three months ended August 31, 2012. For the past three fiscal years, interest income on the loan portfolio has averaged $963 million. At August 31, 2013, 90 percent of the total loans outstanding had a fixed rate of interest, and 10 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At August 31, 2013 and May 31, 2013, we had $3,345 million and 3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at August 31, 2013, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	August 31, 2013	May 31, 2013	August 31, 2013	May 31, 2013	Maturity	Facility fee per year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,006,000	916,000	-	-	October 21, 2015	10 basis points
Four-year agreement	1,087,500	1,007,500	-	-	October 21, 2016	10 basis points
Five-year agreement	1,030,609	954,012	1,891	3,488	October 21, 2017	10 basis points
Total	$3,343,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On July 9, 2013, we exercised our option to increase the commitment levels for the tranche of the three-year revolving credit agreement maturing on October 21, 2015, four-year revolving credit agreement maturing on October 21, 2016, and five-year revolving credit agreement maturing on October 21, 2017 to $1,006 million, $1,088 million and $1,033 million, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	August 31, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$919,625	28%	$812,141	28%	$107,484
Select notes	488,668	99	353,190	99	135,478
Daily liquidity fund	575,937	100	680,419	100	(104,482)
Medium-term notes	574,695	21	574,108	19	587
Members’ subordinated certificates	1,762,128	100	1,766,402	100	(4,274)
Total	$4,321,053		$4,186,260		$134,793

Percentage of total debt outstanding	21%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,002 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits
At August 31, 2013, cash, investments and time deposits totaled $1,090 million. The interest rate earned on these investments and time deposits is sufficient to cover the cost of the underlying borrowed funds. This total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the three months ended August 31, 2013, cash flows provided by operating activities were $137 million compared with $134 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At August 31, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	August 31, 2013	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.79	5.85
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
•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of August 31, 2013, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,555 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. At August 31, 2013, these investments did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	August 31, 2013	May 31, 2013
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.54	6.72
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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted on page 47:

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	August 31, 2013	May 31, 2013
Collateral trust bonds 1994 indenture	100%	150%	111%	112%
Collateral trust bonds 2007 indenture	100	150	128	125
Federal Agricultural Mortgage Corporation	100	150	114	116
Clean Renewable Energy Bonds Series 2009A	100	150	116	118
Federal Financing Bank Series (1) (2)	100	150	114	106
(1) Represents collateral on deposit as a percentage of the related debt outstanding.
(2) All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At August 31, 2013, unadvanced loan commitments totaled $13,720 million. Of that total, $1,753 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 38 percent of these committed line of credit loans would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 62 percent of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,967 million of unadvanced loan commitments at August 31, 2013 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at August 31, 2013.

We currently expect to make long-term loan advances totaling approximately $1,066 million to our members over the next 12 months.

Interest Expense on Debt
For the three months ended August 31, 2013, interest expense on debt was $163 million, representing an average cost of 3.17 percent compared with 3.66 percent for the three months ended August 31, 2012. For the past three fiscal years, interest expense on debt has averaged $746 million. At August 31, 2013, 80 percent of outstanding debt had a fixed interest rate and 20 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2014	$1,974,302
May 31, 2015	1,071,699
May 31, 2016	1,457,988
May 31, 2017	639,403
May 31, 2018	752,807
Thereafter	10,237,591
Total	$16,133,790
(1) Excludes loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan and $0.5 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 34 of the last 35 years. In July 2013, the CFC Board of Directors approved the allocation of $81 million from fiscal year 2013 net earnings to CFC’s members. CFC made a cash payment of $41 million to its members in October 2013 as retirement of 50 percent of allocated net earnings from the prior-year period as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 45, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $320 million.

At August 31, 2013, we had $4,450 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $1,984 million. Dealer commercial paper and bank bid notes increased from $2,160 million at May 31, 2013 to $2,440 million at August 31, 2013. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At August 31, 2013, 15 percent of total debt outstanding was $3,107 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. At August 31, 2013, we had $3,343 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At August 31, 2013, we had long-term debt maturing in the next 12 months totaling $2,452 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $630 million of medium-term notes sold through dealers and $423 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the first quarter of fiscal year 2014 we issued $94 million of medium-term notes and $400 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,364 million available under this revolving note purchase agreement at August 31, 2013.

•
We had up to $424 million available under committed loan facilities from the Federal Financing Bank at August 31, 2013 available for advance through October 15, 2015 and CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facilities. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. During the three months ended August 31, 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. On August 26, 2013, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $500 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $500 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

At August 31, 2013, we were the liquidity provider for a total of $595 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $595 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $470 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the three months ended August 31, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At August 31, 2013, we had a total of $415 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution control bonds which is also mentioned in the paragraph above. The remaining $290 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the amount we advance becomes an obligation of the member upon whose application we issued the letter of credit.

We expect that our current sources of liquidity, along with our $363 million of cash on hand, $28 million of investments and $700 million of time deposits at August 31, 2013, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice
We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-

rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans are eligible to be repriced at least monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At August 31, 2013 and May 31, 2013, 10 percent and 11 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at August 31, 2013.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of August 31, 2013

(dollar amounts in millions)	May 31, 2014 or prior	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2018	June 1, 2018 to May 31, 2023	June 1, 2023 to May 31, 2033	Beyond June 1, 2033	Total
Assets amortization and repricing	$1,747	$4,020	$2,949	$4,440	$3,966	$1,273	$18,395

Liabilities and members’ equity:
Long-term debt	$1,432	$2,324	$3,094	$4,602	$2,717	$489	$14,658
Subordinated certificates	19	45	34	226	1,243	113	1,680
Members’ equity (1)	-	-	-	28	272	717	1,017
Total liabilities and members’ equity	$1,451	$2,369	$3,128	$4,856	$4,232	$1,319	$17,355

Gap (2)	$296	$1,651	$(179)	$(416)	$(266)	$(46)	$1,040
Cumulative gap	296	1,947	1,768	1,352	1,086	1,040
Cumulative gap as a % of total assets	1.32%	8.69%	7.89%	6.04%	4.85%	4.64%
Cumulative gap as a % of adjusted total assets (3)	1.34	8.81	8.00	6.12	4.91	4.71
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the condensed consolidated balance sheets less derivative assets.

At August 31, 2013, we had $18,395 million of fixed-rate assets amortizing or repricing, funded by $14,658 million of fixed-rate liabilities maturing during the next 30 years and $2,697 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,040 million, or 4.64 percent of total assets and 4.71 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at August 31, 2013 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at August 31, 2013 through committed revolving credit agreements totaling $3,343 million with domestic and foreign banks, $424 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,364 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. As an end user and not a swap dealer, we have not entered into derivative financial instruments for investing, speculating or trading purposes in the past and do not anticipate doing so in the future. At August 31, 2013 and May 31, 2013, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, at August 31, 2013 and May 31, 2013, the highest percentage concentration of total notional exposure to any one counterparty was 22 percent and 20 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At August 31, 2013, our derivative instrument counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation and Aa2 to Baa2 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at August 31, 2013, there were three counterparties that would be required to make a payment to us totaling $96 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $73 million, or 77 percent of the total exposure to us, at August 31, 2013.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At August 31, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At August 31, 2013, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At August 31, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(40)	$-	$(40)
fall below Baa1/BBB+ (1)	6,608,740	(157,068)	95,657	(61,411)
Total	$6,610,240	$(157,108)	$95,657	$(61,451)
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

In addition to the rating triggers listed above, at August 31, 2013, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $9 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at August 31, 2013, including credit risk, was $162 million.

During fiscal year 2013, the Moody’s Investors Service credit rating for one counterparty was downgraded to a level below the rating trigger level in the interest rate swap contracts with this counterparty. As a result, we have the option to terminate all interest rate swaps with this counterparty. At August 31, 2013, the interest rate swap contracts with this counterparty have a total notional amount of $495 million. If we were to decide to terminate the interest rate swaps with this counterparty, the contracts would be settled based on the fair value at the date of termination. At August 31, 2013, we estimate that we would have to make a payment of approximately $17 million to settle the interest rate swaps with this counterparty. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to the counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of this counterparty and to monitor our overall matched funding position.

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

Adjustments to Net Income and the Calculation of TIER
The following table provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2013 for an explanation of why these adjustments to net income and the calculation of the TIER ratio reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

	For the three months ended August 31,
(dollar amounts in thousands)	2013	2012
Interest expense	$(167,585)	$(176,596)
Derivative cash settlements	(16,685)	(13,863)
Adjusted interest expense	$(184,270)	$(190,459)

Net interest income	$73,486	$63,489
Derivative cash settlements	(16,685)	(13,863)
Adjusted net interest income	$56,801	$49,626

Net income	$158,266	$12,646
Derivative forward value	(123,069)	10,729
Adjusted net income	$35,197	$23,375

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER.

	For the three months ended August 31,
	2013	2012
TIER	1.94	1.07
Adjusted TIER	1.19	1.12

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios
The following table provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics. Refer to Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended May 31, 2013 for an explanation of why these adjustments to the calculation of leverage and debt-to-equity ratios reflect management’s perspective on our operations and why we believe these are useful financial measures for investors.

(dollar amounts in thousands)	August 31, 2013	May 31, 2013
Liabilities	$21,476,032	$21,260,390
Less:
Derivative liabilities	(392,952)	(475,278)
Debt used to fund loans guaranteed by RUS	(209,560)	(210,815)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates (1)	(1,762,128)	(1,766,402)
Adjusted liabilities	$18,711,392	$18,407,895
Total equity	$925,465	$811,261
Less:
Prior-year cumulative derivative forward
value and foreign currency adjustments	224,722	366,026
Year-to-date derivative forward value (income)
loss	(123,069)	(141,304)
Accumulated other comprehensive income (2)	(7,045)	(7,287)
Plus:
Subordinated certificates (1)	1,762,128	1,766,402
Subordinated deferrable debt	400,000	400,000
Adjusted equity	$3,182,201	$3,195,098
Guarantees	$1,075,346	$1,112,771
(1) Includes $38 million and $37 million of subordinated certificates classified in short-term debt at August 31, 2013 and May 31, 2013, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $2.8 million of accumulated other comprehensive loss and $1.1 million of accumulated other comprehensive income related to the unrecognized gains (losses) on our investments at August 31, 2013 and May 31, 2013, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	August 31, 2013	May 31, 2013
Leverage ratio	24.37	27.58
Adjusted leverage ratio	6.22	6.11

Debt-to-equity ratio	23.21	26.21
Adjusted debt-to-equity ratio	5.88	5.76

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 49.

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2013 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2013.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Calculation Linkbase Document

101.LAB	–	XBRL Taxonomy Label Linkbase Document

101.PRE	–	XBRL Taxonomy Presentation Linkbase Document

101.DEF	–	XBRL Taxonomy Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RURAL UTILITIES COOPERATIVE
     FINANCE CORPORATION

/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

/s/ ROBERT E. GEIER
Robert E. Geier
Controller
(Principal Accounting Officer)

October 15, 2013