Form 10-Q
period 2013-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2014-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number 1-7102
__________________________

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
__________________________

District of Columbia	52-0891669
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20701 Cooperative Way, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 467-1800
__________________________

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

  A S S E T S

	November 30, 2013	May 31, 2013

Cash and cash equivalents	$301,377	$177,062

Restricted cash	8,651	7,696

Investments	26,388	31,632

Time deposits	800,000	700,000

Loans to members	20,388,220	20,305,874
Less: Allowance for loan losses	(55,199)	(54,325)
Loans to members, net	20,333,021	20,251,549

Accrued interest and other receivables	205,084	175,183

Fixed assets, net	104,866	104,508

Debt service reserve funds	39,353	39,803

Debt issuance costs, net	41,457	38,949

Foreclosed assets, net	255,607	261,472

Derivative assets	291,757	257,878

Other assets	23,803	25,919

Total assets	$22,431,364	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

L I A B I L I T I E S   A N D   E Q U I T Y

	November 30, 2013	May 31, 2013

Short-term debt	$6,466,990	$7,719,483

Accrued interest payable	134,150	144,945

Long-term debt	12,307,904	10,696,433

Deferred income	74,115	25,717

Derivative liabilities	397,695	475,278

Subordinated deferrable debt	400,000	400,000

Members’ subordinated certificates:
Membership subordinated certificates	644,757	644,757
Loan and guarantee subordinated certificates	690,390	696,719
Member capital securities	302,135	387,750
Total members’ subordinated certificates	1,637,282	1,729,226

Other liabilities	64,492	69,308

Commitments and contingencies

Total liabilities	21,482,628	21,260,390

CFC equity:
Retained equity	930,424	791,090
Accumulated other comprehensive income	2,651	8,381
Total CFC equity	933,075	799,471
Noncontrolling interest	15,661	11,790
Total equity	948,736	811,261

Total liabilities and equity	$22,431,364	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2013	2012	2013	2012
Interest income	$239,254	$241,630	$480,325	$481,715
Interest expense	(165,345)	(174,301)	(332,930)	(350,897)

Net interest income	73,909	67,329	147,395	130,818

(Provision for) recovery of loan losses	(1,096)	3,817	(2,374)	(5,305)
Net interest income after (provision for) recovery of loan losses	72,813	71,146	145,021	125,513

Non-interest income:
Fee and other income	5,125	17,807	9,281	22,765
Derivative (losses) gains	(30,780)	(3,766)	75,604	(28,358)
Results of operations of foreclosed assets	(3,269)	(909)	(7,318)	(5,674)

Total non-interest income	(28,924)	13,132	77,567	(11,267)

Non-interest expense:
Salaries and employee benefits	(9,018)	(10,148)	(19,346)	(20,553)
Other general and administrative expenses	(9,555)	(9,303)	(17,842)	(16,068)
(Provision for) recovery of guarantee liability	(73)	92	(42)	101
Other	(150)	(4,384)	(298)	(4,547)

Total non-interest expense	(18,796)	(23,743)	(37,528)	(41,067)

Income prior to income taxes	25,093	60,535	185,060	73,179

Income tax expense	(101)	(454)	(1,802)	(452)

Net income	24,992	60,081	183,258	72,727

Less: Net income attributable to the noncontrolling interest	(67)	(699)	(2,785)	(704)

Net income attributable to CFC	$24,925	$59,382	$180,473	$72,023

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	For the three months ended November 30,		For the six months ended November 30,
	2013	2012	2013	2012

Net income	$24,992	$60,081	$183,258	$72,727

Other comprehensive (loss) income:
Add: Unrealized (losses) gains on securities	(1,335)	893	(5,244)	887
Less: Realized gains on derivatives	(249)	(253)	(495)	(505)
Other comprehensive (loss) income	(1,584)	640	(5,739)	382

Total comprehensive income	23,408	60,721	177,519	73,109

Less: Total comprehensive income attributable to
noncontrolling interest	(62)	(694)	(2,776)	(693)

Total comprehensive income attributable to CFC	$23,346	$60,027	$174,743	$72,416

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)
 (in thousands)

For the six months ended November 30, 2013 and 2012

				Accumulated					Membership
			Total	other	CFC	Unallocated	Members’	Patronage	fees and
		Noncontrolling	CFC	comprehensive	retained	net income	capital	capital	education
	Total	interest	equity	income	equity	(loss)	reserve	allocated	fund
Balance as of May 31, 2013	$811,261	$ 11,790	$799,471	$ 8,381	$791,090	$ (213,255)	$ 410,259	$591,581	$ 2,505
Patronage capital retirement	(40,724)	-	(40,724)	-	(40,724)	-	-	(40,724)	-
Net income	183,258	2,785	180,473	-	180,473	180,473	-	-	-
Other comprehensive loss	(5,739)	(9)	(5,730)	(5,730)	-	-	-	-	-
Other	680	1,095	(415)	-	(415)	-	-	-	(415)
Balance as of November 30, 2013	$948,736	$ 15,661	$933,075	$ 2,651	$930,424	$ (32,782)	$ 410,259	$550,857	$ 2,090

Balance as of May 31, 2012	$490,755	$ 7,592	$483,163	$ 9,199	$473,964	$ (346,941)	$ 272,126	$546,366	$ 2,413
Patronage capital retirement	(35,341)	-	(35,341)	-	(35,341)	-	-	(35,341)	-
Net income	72,727	704	72,023	-	72,023	72,023	-	-	-
Other comprehensive income (loss)	382	(11)	393	393	-	-	-	-	-
Other	(367)	(2)	(365)	-	(365)	-	-	-	(365)
Balance as of November 30, 2012	$528,156	$ 8,283	$519,873	$ 9,592	$510,281	$ (274,918)	$ 272,126	$511,025	$ 2,048

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183,258	$72,727
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(6,104)	(4,710)
Amortization of debt issuance costs and deferred charges	3,647	3,842
Amortization of discount on long-term debt	2,367	-
Amortization of issuance costs for revolving bank lines of credit	1,332	-
Depreciation	2,838	2,625
Provision for loan losses	2,374	5,305
Provision for (recovery of) guarantee liability	42	(101)
Results of operations of foreclosed assets	7,318	5,674
Derivative forward value	(111,760)	(961)
Changes in operating assets and liabilities:
Accrued interest and other receivables	(30,795)	13,386
Accrued interest payable	(10,795)	(6,329)
Deferred income	54,502	-
Other	(3,665)	4,921

Net cash provided by operating activities	94,559	96,379

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(3,941,276)	(2,486,149)
Principal collected on loans	3,859,164	2,300,104
Net investment in fixed assets	(3,196)	(2,961)
Proceeds from foreclosed assets	8,567	29,110
Investments in foreclosed assets	(10,020)	(57,111)
Time deposit investments	(100,000)	(250,000)
Change in restricted cash	(955)	(955)

Net cash used in investing activities	(187,716)	(467,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	64,751	90,853
Proceeds from issuances of short term debt with original maturity greater than 90 days	468,142	322,406
Repayments of short term debt with original maturity greater than 90 days	(324,820)	(198,172)
Issuance costs for revolving bank lines of credit	(2,751)	(1,447)
Issuance costs for subordinated deferrable debt	(150)	-
Proceeds from issuance of long-term debt	1,769,662	1,254,167
Payments for retirement of long-term debt	(1,713,395)	(730,293)
Proceeds from issuance of members’ subordinated certificates	1,608	55,548
Payments for retirement of members’ subordinated certificates	(5,945)	(6,066)
Payments for retirement of patronage capital	(39,630)	(33,991)
Cash paid portion of debt exchange premium	-	(133,406)

Net cash provided by financing activities	217,472	619,599

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,315	248,016
BEGINNING CASH AND CASH EQUIVALENTS	177,062	191,167
ENDING CASH AND CASH EQUIVALENTS	$301,377	$439,183

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended November 30,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$336,379	$353,383
Cash paid for income taxes	152	89

Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	(450)	-
Collateral trust bonds issued as debt exchange premium	-	39,647

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

(b)       Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses and because CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee and purchase from CFC interest-bearing subordinated term certificates in proportion to the related guarantee.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At November 30, 2013, CFC had guaranteed $82 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $89 million. The maturities for NCSC obligations guaranteed by CFC run through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At November 30, 2013, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC run through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At November 30, 2013, RTFC had total assets of $583 million including loans outstanding to members of $467 million, and NCSC had total assets of $757 million including loans outstanding of $732 million. At November 30, 2013, CFC had committed to lend RTFC up to $4,000 million, of which $447 million was outstanding. At November 30, 2013, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $799 million was outstanding, representing $717 million of outstanding loans and $82 million of credit enhancements.

(c)	Loan Sales

We account for the sale of loans resulting from direct loan sales to third parties and securitization transactions by removing the financial assets from our condensed consolidated balance sheets when control has been surrendered. We retain the servicing performance obligations on these loans and recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in the calculation of the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties.

During the six months ended November 30, 2013 and 2012, we sold CFC loans with outstanding balances totaling $37 million and $98 million, respectively, at par for cash. We recorded a loss on sale of loans, representing the unamortized deferred loan origination costs and transaction costs for the loans sold, which was immaterial during the six months ended November 30, 2013 and 2012.

(d)          Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest on long-term fixed-rate loans	$221,952	$218,247	$446,535	$436,187
Interest on long-term variable-rate loans	4,826	4,893	9,654	10,918
Interest on line of credit loans	7,505	7,413	15,077	15,105
Interest on restructured loans	-	7,625	136	13,087
Interest on investments	1,817	1,576	3,753	2,514
Fee income (1)	3,154	1,876	5,170	3,904
Total interest income	$239,254	$241,630	$480,325	$481,715
(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $69 million and $21 million at November 30, 2013 and May 31, 2013, respectively.

(e)          Interest Expense

The following table presents the components of interest expense:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest expense on debt (1):
Short-term debt	$1,607	$1,697	$3,039	$3,316
Medium-term notes	20,980	24,833	42,551	52,716
Collateral trust bonds	74,858	82,271	151,656	163,710
Subordinated deferrable debt	4,750	2,807	9,500	5,613
Subordinated certificates	20,494	20,528	41,120	40,882
Long-term notes payable	38,759	37,915	76,698	76,311
Debt issuance costs (2)	1,782	1,905	3,647	3,842
Fee expense (3)	2,115	2,345	4,719	4,507
Total interest expense	$165,345	$174,301	$332,930	$350,897
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

(g)        Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-Q for the six months ended November 30, 2013. Specifically, time deposits with financial institutions have been reclassified from the investments line item and presented as a separate line item on the condensed consolidated balance sheet as of May 31, 2013.

           (h)       Immaterial Correction of Errors

During the third quarter of fiscal year 2013, we identified two errors in the condensed consolidated statement of cash flows related to (1) the classification of advances and sale proceeds of loans sold and (2) the presentation of short-term debt with an original maturity of greater than 90 days. We corrected our previously reported condensed consolidated statement of cash flows for the six months ended November 30, 2012 herein to reflect the impact of the immaterial errors. The errors and the corrections have no effect on the change in cash, our total cash balance, liquidity, condensed consolidated balance sheet, condensed consolidated statement of operations, key ratios or covenant compliance for any period. We concluded that the errors were not material to any of the previously reported quarterly or annual periods.

The effect of recording the correction of the immaterial errors in the condensed consolidated statement of cash flows for the six months ended November 30, 2012, is presented below:

	For the six months ended November 30, 2012
(dollar amounts in thousands)	As Filed	Adjustment	Corrected
Advances made on loans	$(2,584,296)	$98,147	$(2,486,149)
Net proceeds from sale of loans	98,147	(98,147)	-
Proceeds from issuances of short-term debt, net	215,087	(124,234)	90,853
Proceeds from issuances of short term debt with original maturity greater than	-	322,406	322,406
90 days
Repayments of short term debt with original maturity greater than 90 days	-	(198,172)	(198,172)

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

(2)         Investments

Our investments include Federal Agricultural Mortgage Corporation Series A preferred stock with a cost basis of $30 million and fair value of $24 million and $29 million at November 30, 2013 and May 31, 2013, respectively, and an unrealized loss of $6 million and $1 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. The investment has been in a continuous unrealized loss position for less than twelve months. Management does not intend to sell this investment in the foreseeable future and believes the decline is temporary. Our investment in this Series A preferred stock is classified as available-for-sale and therefore recorded in the condensed consolidated balance sheets at fair value.

Our investments also include Federal Agricultural Mortgage Corporation Class A common stock with a cost basis of $0.5 million and a fair value of $2.3 million and $2.2 million at November 30, 2013 and May 31, 2013, respectively, and an unrealized gain of $1.8 million and $1.7 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. Our investment in this Class A common stock is classified as available-for-sale and therefore recorded in the condensed consolidated balance sheets at fair value.

(3)         Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	November 30, 2013		May 31, 2013
(dollar amounts in thousands)	Loans outstanding	Unadvanced commitments (1)	Loans outstanding	Unadvanced commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$18,149,347	$-	$17,918,268	$-
Long-term variable-rate loans	691,568	5,134,559	782,006	4,718,162
Loans guaranteed by RUS	204,465	-	210,815	-
Line of credit loans	1,333,050	8,880,648	1,385,228	8,704,586
Total loans outstanding	20,378,430	14,015,207	20,296,317	13,422,748
Deferred origination costs	9,790	-	9,557	-
Less: Allowance for loan losses	(55,199)	-	(54,325)	-
Net loans outstanding	$20,333,021	$14,015,207	$20,251,549	$13,422,748

Total by member class (2):
CFC:
Distribution	$15,019,692	$9,414,509	$14,941,192	$8,948,826
Power supply	4,094,415	3,133,967	4,007,669	3,145,518
Statewide and associate	65,207	107,493	70,956	102,087
CFC total	19,179,314	12,655,969	19,019,817	12,196,431
RTFC	466,863	305,649	503,359	317,344
NCSC	732,253	1,053,589	773,141	908,973
Total loans outstanding	$20,378,430	$14,015,207	$20,296,317	$13,422,748
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes non-performing and restructured loans.

Non-performing and restructured loans outstanding and unadvanced commitments to members included in the table on page 12 are summarized as follows by loan type and by company:

	November 30, 2013		May 31, 2013
	Loans	Unadvanced	Loans	Unadvanced
(dollar amounts in thousands)	outstanding	commitments (1)	outstanding	commitments (1)
Non-performing and restructured loans:
Non-performing loans: CFC:
Line of credit loans	$5,000	$-	$5,000	$-
RTFC:
Long-term fixed-rate loans	3,010	-	3,690	-
Long-term variable-rate loans	2,784	-	6,807	-
Total non-performing loans	$10,794	$-	$15,497	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,584	$-	$46,953	$-
Line of credit loans (2)	-	-	-	5,000
Total restructured loans	$7,584	$-	$46,953	$5,000
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

Unadvanced Loan Commitments
A total of $1,948 million and $1,703 million of unadvanced commitments at November 30, 2013 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause at November 30, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$ 1,947,800	$ 44,048	$ 63,776	$ 61,000	$ 636,111	$ 894,080	$ 248,785

The remaining unadvanced commitments totaling $12,067 million and $11,720 million at November 30, 2013 and May 31, 2013, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans
The tables below show an analysis of the age of the recorded investment in loans outstanding by member class:

	November 30, 2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$-	$-	$-	$15,019,692	$15,019,692	$7,584
Power supply	-	5,000	5,000	4,089,415	4,094,415	5,000
Statewide and associate	-	-	-	65,207	65,207	-
CFC total	-	5,000	5,000	19,174,314	19,179,314	12,584
RTFC	-	3,858	3,858	463,005	466,863	5,794
NCSC	-	-	-	732,253	732,253	-
Total loans outstanding	$-	$8,858	$8,858	$20,369,572	$20,378,430	$18,378

As a % of total loans	0.00%	0.04%	0.04%	99.96%	100.00%	0.09%
(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2013
(dollar amounts in thousands)	30-89 days past due	90 days or more past due (1)	Total past due	Current	Total financing receivables	Non-accrual loans
CFC:
Distribution	$2,841	$-	$2,841	$14,938,351	$14,941,192	$7,584
Power supply	-	5,000	5,000	4,002,669	4,007,669	5,000
Statewide and associate	-	-	-	70,956	70,956	-
CFC total	2,841	5,000	7,841	19,011,976	19,019,817	12,584
RTFC	4,163	4,156	8,319	495,040	503,359	10,497
NCSC	-	-	-	773,141	773,141	-
Total loans outstanding	$7,004	$9,156	$16,160	$20,280,157	$20,296,317	$23,081

As a % of total loans	0.03%	0.05%	0.08%	99.92%	100.00%	0.11%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of:

	November 30, 2013			May 31, 2013
(dollar amounts in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,001,056	$18,636	$15,019,692	$14,922,558	$18,634	$14,941,192
Power supply	4,089,415	5,000	4,094,415	4,002,669	5,000	4,007,669
Statewide and associate	64,924	283	65,207	70,668	288	70,956
CFC total	19,155,395	23,919	19,179,314	18,995,895	23,922	19,019,817
RTFC	450,668	16,195	466,863	483,058	20,301	503,359
NCSC	728,482	3,771	732,253	770,419	2,722	773,141
Total loans outstanding	$20,334,545	$43,885	$20,378,430	$20,249,372	$46,945	$20,296,317

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

(dollar amounts in thousands)	November 30, 2013				May 31, 2013
Total by loan type:	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Long-term fixed-rate loans	$17,089,122	94%	$1,060,225	6%	$16,871,594	94%	$1,046,674	6%
Long-term variable-rate loans	607,643	88	83,925	12	676,075	86	105,931	14
Loans guaranteed by RUS	204,465	100	-	-	210,815	100	-	-
Line of credit loans	303,417	23	1,029,633	77	294,575	21	1,090,653	79
Total loans outstanding	$18,204,647	89	$2,173,783	11	$18,053,059	89	$2,243,258	11

Total by company:
CFC	$17,243,451	90%	$1,935,863	10%	$17,049,029	90%	$1,970,788	10%
RTFC	446,007	96	20,856	4	482,647	96	20,712	4
NCSC	515,189	70	217,064	30	521,383	67	251,758	33
Total loans outstanding	$18,204,647	89	$2,173,783	11	$18,053,059	89	$2,243,258	11

Loan Loss Allowance
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio.

The activity in the loan loss allowance summarized in the tables below reflects a disaggregation by company of the allowance for loan losses by company:

	As of and for the three months ended November 30, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2013	$43,336	$8,497	$3,823	$55,656
(Recovery of) provision for loan losses	(627)	968	755	1,096
Charge-offs	-	(1,606)	-	(1,606)
Recoveries of loans previously charged-off	53	-	-	53
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199

	As of and for the three months ended November 30, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2012	$136,781	$8,877	$6,843	$152,501
(Recovery of) provision for loan losses	(3,256)	(563)	2	(3,817)
Recoveries of loans previously charged-off	53	-	-	53
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737

	As of and for the six months ended November 30, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	1,410	307	657	2,374
Charge-offs	-	(1,606)	-	(1,606)
Recoveries of loans previously charged-off	106	-	-	106
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199

	As of and for the six months ended November 30, 2012
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	6,531	(248)	(978)	5,305
Recoveries of loans previously charged-off	106	-	-	106
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	November 30, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$42,762	$6,041	$4,578	$53,381
Individually evaluated	-	1,818	-	1,818
Total ending balance of the allowance	$42,762	$7,859	$4,578	$55,199

Recorded investment in loans:
Collectively evaluated	$19,166,730	$461,069	$732,253	$20,360,052
Individually evaluated	12,584	5,794	-	18,378
Total recorded investment in loans	$19,179,314	$466,863	$732,253	$20,378,430

Loans to members, net (1)	$19,136,552	$459,004	$727,675	$20,323,231

	May 31, 2013
(dollar amounts in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,246	$5,731	$3,921	$50,898
Individually evaluated	-	3,427	-	3,427
Total ending balance of the allowance	$41,246	$9,158	$3,921	$54,325

Recorded investment in loans:
Collectively evaluated	$18,967,864	$492,862	$773,141	$20,233,867
Individually evaluated	51,953	10,497	-	62,450
Total recorded investment in loans	$19,019,817	$503,359	$773,141	$20,296,317

Loans to members, net (1)	$18,978,571	$494,201	$769,220	$20,241,992
(1) Excludes deferred origination costs of $10 million at November 30, 2013 and May 31, 2013.

Impaired Loans
Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	November 30, 2013		May 31, 2013
(dollar amounts in thousands)	Recorded investment	Related allowance	Recorded investment	Related allowance
With no specific allowance recorded:
CFC/Distribution	$7,584	$-	$46,953	$-
CFC/Power Supply	5,000	-	5,000	-
Total	12,584	-	51,953	-

With a specific allowance recorded:
RTFC	5,794	1,818	10,497	3,427
Total	5,794	1,818	10,497	3,427
Total impaired loans	$18,378	$1,818	$62,450	$3,427

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of November 30, 2013 and May 31, 2013. The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	For the three months ended November 30,
	2013	2012	2013	2012
(dollar amounts in thousands)	Average recorded investment		Interest income recognized
CFC/Distribution	$7,584	$70,706	$-	$7,625
CFC/Power Supply	5,000	5,000	-	-
RTFC	7,295	6,618	-	-
Total impaired loans	$19,879	$82,324	$-	$7,625

	For the six months ended November 30,
	Average recorded investment		Interest income recognized
(dollar amounts in thousands)	2013	2012	2013	2012
CFC/Distribution	$14,116	$277,891	$136	$13,087
CFC/Power Supply	5,000	5,000	-	-
RTFC	8,838	6,754	-	-
Total impaired loans	$27,954	$289,645	$136	$13,087

Non-performing and Restructured Loans
Foregone interest income as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Non-performing loans	$142	$373	$321	$780
Restructured loans	122	-	244	-
Total	$264	$373	$565	$780

At November 30, 2013 and May 31, 2013, non-performing loans totaled $11 million or 0.1 percent, of loans outstanding and $15 million or 0.1 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The members of the borrower filed a disclosure statement and draft plan of liquidation on October 18, 2013. Certain secured noteholders filed a disclosure statement and draft plan of reorganization on December 17, 2013. Each disclosure statement and plan is subject to certain changes, approval of the bankruptcy court and voting by impaired creditors. A status conference and hearing on both disclosure statements is scheduled for January 14, 2014. Another borrower in this group is contesting a ruling that it is required to repay state Universal Service Fund (“USF”) payments received. There is one other borrower in this group that is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At November 30, 2013 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.2 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. No interest income was accrued on restructured loans during the three months ended November 30, 2013 compared to $8 million of interest income during the prior-year period. Approximately $0.1 million of interest income was accrued on restructured loans during the six months ended November 30, 2013, compared with $13 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced without concession during the first quarter of fiscal year 2014, with the new loan classified as performing at November 30, 2013. This loan was on accrual status since the time of restructuring. At November 30, 2013, all restructured loans were on non-accrual status.

We believe our allowance for loan loss is adequate to cover the losses inherent in our loan portfolio at November 30, 2013.

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

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,536,853	$5,674,804
RUS guaranteed loans qualifying as permitted investments	163,630	165,823
Total pledged collateral	$5,700,483	$5,840,627
Collateral trust bonds outstanding	4,579,372	4,679,372

1994 indenture
Distribution system mortgage notes	$1,599,727	$1,641,858
Collateral trust bonds outstanding	1,460,000	1,465,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,693,828	$1,795,947
Notes payable outstanding	1,529,286	1,542,474

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$22,467	$23,536
Cash	8,651	7,634
Total pledged collateral	$31,118	$31,170
Notes payable outstanding	19,888	19,888

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See Note 6, Long-Term Debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,453,299	$3,903,786
Notes payable outstanding	3,999,000	3,674,000

(4)        Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently evaluated periodically for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. At November 30, 2013, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	As of and for the six months ended November 30, 2013
(dollar amounts in thousands)	CAH	DRP	Total
Balance as of May 31, 2013	$248,049	$13,423	$261,472
Results of operations	(6,651)	(667)	(7,318)
Cash investments (proceeds)	5,953	(4,500)	1,453
Balance as of November 30, 2013	$247,351	$8,256	$255,607

During the six months ended November 30, 2013, our investment in the DRP foreclosed assets decreased primarily due to net cash proceeds received of $4 million from the sale of raw land and developed lots.

(5)         Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

	November 30, 2013	May 31, 2013
(dollar amounts in thousands)
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,876,868	$2,009,884
Commercial paper sold directly to members, at par (1)	1,011,155	812,141
Commercial paper sold directly to non-members, at par (1)	25,006	39,298
Select notes	588,590	358,390
Daily liquidity fund notes sold directly to members	606,586	680,419
Bank bid notes	150,000	150,000
Subtotal short-term debt	4,258,205	4,050,132

Long-term debt maturing within one year:
Medium-term notes sold through dealers	607,472	989,607
Medium-term notes sold to members	416,998	391,318
Secured collateral trust bonds	604,994	1,504,949
Loan and gurantees subordinated certificates	37,827	37,176
Member capital securities	85,615	-
Secured notes payable	451,972	742,402
Unsecured notes payable	3,907	3,899
Total long-term debt maturing within one year	2,208,785	3,669,351
Total short-term debt	$6,466,990	$7,719,483
(1) Backup liquidity is provided by our revolving credit agreements.

Revolving Credit Agreements
At November 30, 2013 and May 31, 2013, we had $3,345 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at November 30, 2013, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2013	May 31, 2013	November 30, 2013	May 31, 2013	Maturity	Facility fee per year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,006,000	916,000	-	-	October 28, 2016	10 basis points
Four-year agreement	1,087,500	1,007,500	-	-	October 28, 2017	10 basis points
Five-year agreement	1,030,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	$3,343,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2013, we amended our $1,006 million three-year, $1,088 million four-year, and $1,033 million five-year revolving credit agreements to extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 28, 2016, 2017 and 2018, respectively. The other terms of the facilities remain unchanged.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2013	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.74	5.85
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

At November 30, 2013 and May 31, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)         Long-Term Debt

The following is a summary of long-term debt outstanding:

	November 30, 2013	May 31, 2013
(dollar amounts in thousands)
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,780,416	$1,528,424
Medium-term notes sold to members	143,280	182,790
Subtotal	1,923,696	1,711,214
Unamortized discount	(620)	(627)
Total unsecured medium-term notes	1,923,076	1,710,587

Unsecured notes payable	4,034,075	3,709,074
Unamortized discount	(845)	(920)
Total unsecured notes payable	4,033,230	3,708,154
Total unsecured long-term debt	5,956,306	5,418,741

Secured long-term debt:
Collateral trust bonds	5,434,372	4,639,372
Unamortized discount	(179,976)	(181,640)
Total secured collateral trust bonds	5,254,396	4,457,732
Secured notes payable	1,097,202	819,960
Total secured long-term debt	6,351,598	5,277,692
Total long-term debt	$12,307,904	$10,696,433

In June 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020 and in November 2013, we issued $400 million of 3.40 percent collateral trust bonds due 2023. On December 16, 2013, we redeemed $150 million of our $600 million 4.75 percent collateral trust bonds due March 1, 2014. The premium and unamortized issuance costs totaling $1.4 million will be recorded during the third quarter of fiscal 2014.

At November 30, 2013 and May 31, 2013, we had unsecured notes payable totaling $3,999 million and $3,674 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program, which provides guarantees to the Federal Financing Bank. During the six months ended November 30, 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20 year maturity repayment period. In the aggregate at November 30, 2013, we had up to $924 million available under committed loan facilities from the Federal Financing Bank as part of this program.

At November 30, 2013 and May 31, 2013, secured notes payable include $1,529 million and $1,542 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term.

The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See Note 3, Loans and Commitments, for additional information on the collateral pledged to secure notes payable under these programs. At November 30, 2013 and May 31, 2013, $450 million and $741 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt.

(7)         Subordinated Deferrable Debt

At November 30, 2013 and May 31, 2013, we had $400 million of 4.75 percent subordinated deferrable debt outstanding due 2043. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

(8)          Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk.

The following table shows the notional amounts outstanding and the weighted-average rate paid and received for our interest rate swaps by type:

	November 30, 2013			May 31, 2013
(dollar amounts in thousands)	Notional amount	Weighted- average rate paid	Weighted- average rate received	Notional amount	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,446,222	3.35%	0.23%	$5,287,889	3.39%	0.26%
Pay variable-receive fixed	2,925,440	0.95	4.06	3,500,440	1.12	4.62
Total interest rate swaps	$8,371,662	2.51	1.57	$8,788,329	2.49	2.00

The derivative gains (losses) line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Derivative cash settlements	$(19,471)	$(15,456)	$(36,156)	$(29,319)
Derivative forward value	(11,309)	11,690	111,760	961
Derivative (losses) gains	$(30,780)	$(3,766)	$75,604	$(28,358)

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At November 30, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2013, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At November 30, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(dollar amounts in thousands)	Notional amount	Our required payment	Amount we would collect	Net total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(40)	$-	$(40)
fall below Baa1/BBB+ (1)	6,627,731	(162,986)	88,745	(74,241)
Total	$6,629,231	$(163,026)	$88,745	$(74,281)
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

In addition to the rating triggers listed on page 21, at November 30, 2013, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $11 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2013, including credit risk, was $171 million.

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

	November 30, 2013
		Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets/liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets/liabilities			Financial instruments	Cash collateral pledged	Net amount
Assets:
Derivatives - Interest rate swaps	$291,757	$-	$291,757	$212,917	$-	$78,840
Liabilities:
Derivatives - Interest rate swaps	397,695	-	397,695	212,917	-	184,778

	May 31, 2013
		Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets/liabilities presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets/liabilities			Financial instruments	Cash collateral pledged	Net amount
Assets:
Derivatives - Interest rate swaps	$257,878	$-	$257,878	$203,161	$-	$54,717
Liabilities:
Derivatives - Interest rate swaps	475,278	-	475,278	203,161	-	272,117

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

(10)         Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Total by type:
Long-term tax-exempt bonds	$526,990	$547,970
Letters of credit	451,594	447,683
Other guarantees	115,645	117,118
Total	$1,094,229	$1,112,771

Total by member class:
CFC:
Distribution	$224,521	$245,265
Power supply	813,891	810,900
Statewide and associate	5,397	6,948
CFC total	1,043,809	1,063,113
RTFC	2,304	3,711
NCSC	48,116	45,947
Total	$1,094,229	$1,112,771

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At November 30, 2013, our maximum potential exposure for the $74 million of fixed-rate tax-exempt bonds is $121 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $453 million and $473 million as of November 30, 2013 and May 31, 2013, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the member system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $161 million is secured at November 30, 2013. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2013, we may be required to issue up to an additional $172 million in letters of credit to third parties for the benefit of our members. As of November 30, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at November 30, 2013 we had hybrid letter of credit facilities totaling $1,371 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $352 million at November 30, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,019 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $117 million, all of which is unsecured.

At November 30, 2013 and May 31, 2013, we had $406 million and $410 million of guarantees, respectively, representing 37 percent of total guarantees for each period, under which our right of recovery from our members was not secured.

At November 30, 2013, we were the liquidity provider for a total of $578 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $578 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $453 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart on page 23 as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the six months ended November 30, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability
At November 30, 2013 and May 31, 2013, we recorded a guarantee liability of $24 million and $25 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at November 30, 2013 and May 31, 2013 was $2 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $22 million and $23 million, respectively, at November 30, 2013 and May 31, 2013 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

(dollar amounts in thousands)	As of and for the six months ended November 30, 2013
Beginning balance as of May 31, 2013	$24,742
Net change in non-contingent liability	(850)
Provision for contingent guarantee liability	42
Ending balance as of November 30, 2013	$23,934

Liability as a percentage of total guarantees	2.19%

(11)         Fair Value Measurement

Fair Value
Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at November 30, 2013 and May 31, 2013 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent non-performing loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. There is not an active secondary market for the types of interest rate swaps we use. Our process to estimate the fair value of our derivative instruments involves multiple steps including consideration of indicative quotes from counterparties and use of a discounted cash flow model. We obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and the estimated yield curve.

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

Our investments in equity securities include investments in the Federal Agricultural Mortgage Corporation Class A common stock and Series A preferred stock and are recorded in the condensed consolidated balance sheet at fair value. We calculate fair value of the investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three and six months ended November 30, 2013 we recorded an unrealized loss of $1 million and $5 million, respectively, compared to an unrealized gain of $1 million for the prior-year periods in accumulated other comprehensive income on the condensed consolidated balance sheet.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	November 30, 2013		May 31, 2013
(dollar amounts in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$291,757	$-	$257,878
Derivative liabilities	-	397,695	-	475,278
Investments in common and
preferred stock	26,388	-	31,632	-
Deferred compensation investments	4,169	-	3,716	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At November 30, 2013 and May 31, 2013, we measured certain collateral-dependent non-performing loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the non-performing loans provided by both our internal staff and third party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value include EBITDA multiples ranging from 3.5x to 5.0x. The material inputs used in estimating fair value by both internal staff and third party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

Assets measured at fair value on a non-recurring basis at November 30, 2013 and May 31, 2013, were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. For the three and six months ended November 30, 2013 and 2012, respectively, there were no losses on our non-performing loans. The following table provides the carrying/fair value of the related individual assets at November 30, 2013 and May 31, 2013:

	Level 3 Fair Value
(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Non-performing loans,
net of specific reserves	$8,976	$12,070

(12)         Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	November 30, 2013		May 31, 2013
(dollar amounts in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$301,377	$301,377	$177,062	$177,062
Restricted cash	8,651	8,651	7,696	7,696
Investments	26,388	26,388	31,632	31,632
Time deposits	800,000	800,000	700,000	700,000
Deferred compensation investments	4,169	4,169	3,716	3,716
Loans to members, net	20,333,021	20,746,388	20,251,549	21,318,406
Debt service reserve funds	39,353	39,353	39,803	39,803
Derivative instruments	291,757	291,757	257,878	257,878

Liabilities:
Short-term debt	6,466,990	6,480,895	7,719,483	7,751,021
Long-term debt	12,307,904	13,443,765	10,696,433	12,156,097
Guarantee liability	23,934	26,862	24,742	27,730
Derivative instruments	397,695	397,695	475,278	475,278
Subordinated deferrable debt	400,000	375,532	400,000	404,300
Members’ subordinated certificates	1,637,282	1,754,549	1,729,226	1,880,672

Off-balance sheet instruments:
Commitments	-	-	-	-

See Note 11, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our condensed consolidated balance sheets. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the six months ended November 30, 2013 and the year ended May 31, 2013.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at November 30, 2013 and May 31, 2013.

Cash and Cash Equivalents
Cash and cash equivalents includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, cash and cash equivalents classified within Level 1 of the fair value hierarchy totaled $301 million and $177 million, respectively.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value. Restricted cash is classified within Level 1 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, restricted cash classified within Level 1 of the fair value hierarchy totaled $9 million and $8 million, respectively.

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Class A common stock and Series A preferred stock. The Class A common stock and Series A preferred stock are classified as available-for-sale securities and recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock and preferred stock are classified within Level 1 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, investments classified within Level 1 of the fair value hierarchy totaled $26 million and $32 million, respectively.

Time Deposits
Time deposits with financial institutions in interest bearing accounts have maturities of less than one year as of the reporting date and are valued at the carrying value, which approximates fair value. The deposits are classified within Level 2 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, time deposits classified within Level 2 of the fair value hierarchy totaled $800 million and $700 million, respectively.

Deferred Compensation Investments
CFC offers a non-qualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are recorded in the condensed consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds and are classified within Level 1 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, deferred compensation investments classified within Level 1 of the fair value hierarchy totaled $4 million.

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

Fair values for fixed-rate loans are estimated using a discounted cash flow technique by discounting the future expected cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities. The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the current market rate.

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

Loans to members are classified within Level 3 of the fair value hierarchy and at November 30, 2013 and May 31, 2013, totaled $20,746 million and $21,318 million, respectively.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments are comprised of actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value. Debt service reserve funds are classified within Level 1 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, debt service reserve funds classified within Level 1 of the fair value hierarchy totaled $39 million and $40 million, respectively.

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund and other long-term debt due within one year. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes, and daily liquidity fund. At November 30, 2013 and May 31, 2013, short-term debt classified within the Level 1 of the fair value hierarchy is based on quoted prices in active markets and totaled $2,633 million and $2,840 million, respectively. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes. At November 30, 2013 and May 31, 2013, short-term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms and totaled $1,625 million and $1,210 million, respectively.

Short-term debt classified within Level 2 also includes our collateral trust bonds and medium-term notes maturing within one year. At November 30, 2013 and May 31, 2013, short-term debt classified within the Level 2 of the fair value hierarchy totaled $1,639 million and $2,912 million, respectively. The fair value of short term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third party pricing services such as our banks that underwrite our other debt transactions.

Short-term debt classified within the Level 3 of the fair value hierarchy includes our notes payable, members’ subordinated certificates and members’ capital securities due within one year and totaled $584 million and $789 million at November 30, 2013 and May 31, 2013, respectively. The fair value of short term debt classified within Level 3 of the fair value hierarchy was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Long-Term Debt
Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue all collateral trust bonds and some medium-term notes in underwritten public transactions. Collateral trust bonds and medium-term notes are classified within Level 2 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, long-term debt classified within the Level 2 of the fair value hierarchy totaled $8,187 million and $7,410 million, respectively. The fair value of long- term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows. There is no active secondary trading for all underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.

The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Long-term notes payable are classified within Level 3 of the fair value hierarchy. Long-term debt classified within the Level 3 of the fair value hierarchy totaled $5,257 million and $4,746 million at November 30, 2013 and May 31, 2013, respectively. The fair value was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Guarantees
The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio using a discounted cash flow method. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform. Guarantees are classified within Level 3 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, guarantees classified within Level 3 of the fair value hierarchy totaled $27 million and $28 million, respectively.

Subordinated Deferrable Debt
Subordinated deferrable debt outstanding was issued in an underwritten public transaction. There is not active secondary trading for this subordinated deferrable debt; therefore, dealer quotes and recent market prices are both used in estimating fair value based on a discounted cash flow method. Subordinated deferrable debt is classified within Level 2 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, subordinated deferrable debt classified within the Level 2 of the fair value hierarchy totaled $376 million and $404 million, respectively.

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members, (ii) loan and guarantee subordinated certificates issued as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. Membership, loan and guarantee subordinated certificates are non-transferable other than among members with CFC’s consent. There is no ready market from which to obtain fair value quotes for membership, loan and guarantee subordinated certificates. These certificates are valued at par. There also is no ready market from which to obtain fair value quotes for member capital securities. Fair value for member capital securities is based on the discounted cash flows using the coupon interest rate on the last business day of the reporting period. Members’ subordinated certificates are classified within Level 3 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, members’ subordinated certificates classified within Level 3 of the fair value hierarchy totaled $1,755 million and $1,881 million, respectively.

Derivative Instruments
We record derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within Level 2 of the fair value hierarchy. At November 30, 2013 and May 31, 2013, derivative asset instruments classified within Level 2 of the fair value hierarchy totaled $292 million and $258 million, respectively, and derivative liability instruments classified within Level 2 of the fair value hierarchy totaled $398 million and $475 million, respectively.

Commitments
The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

(13)         Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the six months ended November 30, 2013 and 2012 and condensed consolidated balance sheets at November 30, 2013 and 2012.

	For the six months ended November 30, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$472,831	$25,345	$(17,851)	$480,325
Interest expense	(332,200)	(18,581)	17,851	(332,930)
Net interest income	140,631	6,764	-	147,395

Provision for loan losses	(2,374)	-	-	(2,374)
Net interest income after provision for loan losses	138,257	6,764	-	145,021

Non-interest income:
Fee and other income	8,187	694	400	9,281
Derivative gains	74,351	1,253	-	75,604
Results of operations from foreclosed assets	(7,318)	-	-	(7,318)
Total non-interest income	75,220	1,947	400	77,567

Non-interest expense:
General and administrative expenses	(32,663)	(4,125)	(400)	(37,188)
Provision for guarantee liability	(42)	-	-	(42)
Other	(299)	1	-	(298)
Total non-interest expense	(33,004)	(4,124)	(400)	(37,528)

Income prior to income taxes	180,473	4,587	-	185,060
Income tax expense	-	(1,802)	-	(1,802)
Net income	$180,473	$2,785	$-	$183,258

Assets:
Total loans outstanding	$20,342,560	$1,199,116	$(1,163,246)	$20,378,430
Deferred origination costs	9,790	-	-	9,790
Less: Allowance for loan losses	(55,199)	-	-	(55,199)
Loans to members, net	20,297,151	1,199,116	(1,163,246)	20,333,021
Other assets	2,079,206	140,738	(121,601)	2,098,343
Total assets	$22,376,357	$1,339,854	$(1,284,847)	$22,431,364

	For the six months ended November 30, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$473,682	$28,333	$(20,300)	$481,715
Interest expense	(350,034)	(21,163)	20,300	(350,897)
Net interest income	123,648	7,170	-	130,818

Provision for loan losses	(5,305)	-	-	(5,305)
Net interest income after provision for loan losses	118,343	7,170	-	125,513

Non-interest income:
Fee and other income	22,533	686	(454)	22,765
Derivative losses	(26,436)	(1,922)	-	(28,358)
Results of operations from foreclosed assets	(5,674)	-	-	(5,674)
Total non-interest income	(9,577)	(1,236)	(454)	(11,267)

Non-interest expense:
General and administrative expenses	(32,297)	(4,778)	454	(36,621)
Recovery of guarantee liability	101	-	-	101
Other	(4,547)	-	-	(4,547)
Total non-interest expense	(36,743)	(4,778)	454	(41,067)

Income prior to income taxes	72,023	1,156	-	73,179
Income tax expense	-	(452)	-	(452)
Net income	$72,023	$704	$-	$72,727

Assets:
Total loans outstanding	$19,064,837	$1,230,471	$(1,198,134)	$19,097,174
Deferred origination costs	8,033	-	-	8,033
Less: Allowance for loan losses	(148,737)	-	-	(148,737)
Loans to members, net	18,924,133	1,230,471	(1,198,134)	18,956,470
Other assets	1,623,931	153,837	(123,844)	1,653,924
Total assets	$20,548,064	$1,384,308	$(1,321,978)	$20,610,394

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three months ended November 30, 2013 and 2012.

	For the three months ended November 30, 2013
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$235,505	$12,582	$(8,833)	$239,254
Interest expense	(164,980)	(9,198)	8,833	(165,345)
Net interest income	70,525	3,384	-	73,909

Provision for loan losses	(1,096)	-	-	(1,096)
Net interest income after provision for loan losses	69,429	3,384	-	72,813

Non-interest income:
Fee and other income	4,163	342	620	5,125
Derivative losses	(29,232)	(1,548)	-	(30,780)
Results of operations from foreclosed assets	(3,269)	-	-	(3,269)
Total non-interest income	(28,338)	(1,206)	620	(28,924)

Non-interest expense:
General and administrative expenses	(15,942)	(2,011)	(620)	(18,573)
Provision for guarantee liability	(73)	-	-	(73)
Other	(151)	1	-	(150)
Total non-interest expense	(16,166)	(2,010)	(620)	(18,796)

Income prior to income taxes	24,925	168	-	25,093
Income tax expense	-	(101)	-	(101)
Net income	$24,925	$67	$-	$24,992

	For the three months ended November 30, 2012
(dollar amounts in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$237,711	$13,946	$(10,027)	$241,630
Interest expense	(173,870)	(10,458)	10,027	(174,301)
Net interest income	63,841	3,488	-	67,329

Recovery of loan losses	3,817	-	-	3,817
Net interest income after recovery of loan losses	67,658	3,488	-	71,146

Non-interest income:
Fee and other income	17,741	292	(226)	17,807
Derivative losses	(3,391)	(375)	-	(3,766)
Results of operations from foreclosed assets	(909)	-	-	(909)
Total non-interest income	13,441	(83)	(226)	13,132

Non-interest expense:
General and administrative expenses	(17,425)	(2,252)	226	(19,451)
Recovery of guarantee liability	92	-	-	92
Other	(4,384)	-	-	(4,384)
Total non-interest expense	(21,717)	(2,252)	226	(23,743)

Income prior to income taxes	59,382	1,153	-	60,535
Income tax expense	-	(454)	-	(454)
Net income	$59,382	$699	$-	$60,081

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Lending Activity
At November 30, 2013, total loans outstanding were $20,378 million, which represented an $82 million or 0.4 percent increase during the six months ended November 30, 2013, primarily due to an increase of $79 million in CFC distribution loans and an increase of $87 million in CFC power supply loans partly offset by a decrease of $77 million in NCSC and RTFC loans.

During the six months ended November 30, 2013, $480 million of CFC long-term fixed-rate loans repriced. Of this total, $420 million selected a new long-term fixed rate; $32 million selected a long-term variable rate; $11 million selected a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $17 million were repaid in full.

Funding Activity
At November 30, 2013, total debt outstanding was $20,812 million, which represented a $267 million or 1.3 percent increase during the six months ended November 30, 2013, primarily due to funding for the $82 million increase in loans outstanding and the $224 million increase in cash and time deposits. During the six months ended November 30, 2013, we funded the overall growth in our total assets and refinanced maturing debt with a mix of original issue short-term debt, collateral trust bonds and notes payable issued under the Guaranteed Underwriter Program.

Since May 31, 2013, long-term debt maturing in the next 12 months decreased by $1,461 million, which we refinanced through the issuance of original issue short-term debt and other long-term debt funding. Specifically, original issue short-term debt increased by $208 million as we continued to maintain a high utilization of our commercial paper and other original issue short-term funding to take advantage of the low interest rate environment. At November 30, 2013 and May 31, 2013, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent of total debt outstanding. Further, on July 18, 2013, we borrowed $325 million as part of the Guaranteed Underwriter Program at a weighted average interest rate of 2.49 percent. In June 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020 and in November 2013 we issued $400 million of 3.40 percent collateral trust bonds due 2023.

Financial Results
For the six months ended November 30, 2013 and 2012, we reported net income of $183 million and $73 million, respectively, and TIER of 1.55 and 1.21, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the six months ended November 30, 2013 and 2012, our adjusted net income was $71 million and $72 million, respectively, and adjusted TIER was 1.19 for both periods.

The decrease to our adjusted net income for the six months ended November 30, 2013 as compared with the prior-year period was driven primarily by a $13 million decrease in fee and other income partially offset by a $10 million increase in adjusted net interest income. The decrease in fee income was due to a $13 million prepayment fee received on a capital expenditures loan in September 2012. The increase in adjusted net interest income of $10 million was primarily due to the refinancing of higher cost debt with lower cost debt and the continued higher utilization of our commercial paper issuance capacity.

At November 30, 2013, our debt-to-equity ratio decreased to 22.64-to-1 compared with 26.21-to-1 at May 31, 2013. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 5.82-to-1 at November 30, 2013 compared with 5.76-to-1 at May 31, 2013 due to the increase in adjusted liabilities partially offset by the increase in adjusted equity.

Outlook for the Next 12 Months
We expect the amount of scheduled long-term loan repayments to slightly exceed new long-term loan advances over the next 12 months and we expect earnings from core lending operations to be fairly stable over the next 12 months.

During the six months ended November 30, 2013, the CFC Board of Directors authorized management to execute the call of our 7.5 percent member capital securities held by CFC members. As of November 30, 2013, notice was provided to members for the early call of $86 million of the 7.5 percent member capital securities. The call dates for the $86 million will take place through February 2014. Over the next 12 months, we expect to provide notice to members for the early call of an additional $301 million of 7.5 percent member capital securities with call dates through February 2015. The Board of Directors also authorized management to offer members the option to reinvest the proceeds from the early call of the 7.5 percent member capital securities, into a new series of 5 percent member capital securities.

We have $4,258 million of short-term debt and $2,209 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At November 30, 2013, we had $1,128 million in cash, investments and time deposits, up to $924 million available under committed loan facilities from the Federal Financing Bank, $3,343 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,371 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $4,258 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature over the next 12 months, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

Results of Operations
The following table presents the results of operations for the three and six months ended November 30, 2013 and 2012.

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	Change	2013	2012	Change
Interest income	$239,254	$241,630	$(2,376)	$480,325	$481,715	$(1,390)
Interest expense	(165,345)	(174,301)	8,956	(332,930)	(350,897)	17,967
Net interest income	73,909	67,329	6,580	147,395	130,818	16,577
(Provision for) recovery of loan losses	(1,096)	3,817	(4,913)	(2,374)	(5,305)	2,931
Net interest income after (provision for)
recovery of loan losses	72,813	71,146	1,667	145,021	125,513	19,508

Non-interest income:
Fee and other income	5,125	17,807	(12,682)	9,281	22,765	(13,484)
Derivative (losses) gains	(30,780)	(3,766)	(27,014)	75,604	(28,358)	103,962
Results of operations from foreclosed assets	(3,269)	(909)	(2,360)	(7,318)	(5,674)	(1,644)
Total non-interest income	(28,924)	13,132	(42,056)	77,567	(11,267)	88,834

Non-interest expense:
Salaries and employee benefits	(9,018)	(10,148)	1,130	(19,346)	(20,553)	1,207
Other general and administrative expenses	(9,555)	(9,303)	(252)	(17,842)	(16,068)	(1,774)
(Provision for) recovery of guarantee liability	(73)	92	(165)	(42)	101	(143)
Other	(150)	(4,384)	4,234	(298)	(4,547)	4,249
Total non-interest expense	(18,796)	(23,743)	4,947	(37,528)	(41,067)	3,539

Income prior to income taxes	25,093	60,535	(35,442)	185,060	73,179	111,881

Income tax expense	(101)	(454)	353	(1,802)	(452)	(1,350)
Net income	24,992	60,081	(35,089)	183,258	72,727	110,531
Less: Net income attributable to
noncontrolling interest	(67)	(699)	632	(2,785)	(704)	(2,081)
Net income attributable to CFC	$24,925	$59,382	$(34,457)	$180,473	$72,023	$108,450
Adjusted net income	$36,301	$48,391	$(12,090)	$71,498	$71,766	$(268)
Adjusted interest expense	$(184,816)	$(189,757)	$4,941	$(369,086)	$(380,216)	$11,130

TIER	1.15	1.34		1.55	1.21
Adjusted TIER (1)	1.20	1.26		1.19	1.19
 (1) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative (losses) gains line item in the chart above. See Non-GAAP Financial Measures for further explanation and a reconciliation of these adjustments.

Interest Income
The following tables break out the average rate on loans and the change to interest income due to changes in average loan volume versus changes to interest rates summarized by loan type.

	Average balances and interest rates – Assets

	For the three months ended November 30,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$18,381,382	$17,138,897	$221,952	$218,247	4.84%	5.11%
Long-term variable-rate loans	700,124	642,677	4,826	4,893	2.76	3.05
Line of credit loans	1,417,244	1,163,508	7,505	7,413	2.12	2.56
Restructured loans (2)	7,586	92,944	-	7,625	-	32.91
Non-performing loans	12,704	47,747	-	-	-	-
Total	20,519,040	19,085,773	234,283	238,178	4.58	5.01
Investments	949,864	356,532	1,817	1,576	0.77	1.77
Fee income (1)	-	-	3,154	1,876	-	-
Total	$21,468,904	$19,442,305	$239,254	$241,630	4.47	4.98

	Average balances and interest rates – Assets

	For the six months ended November 30,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest income		Average yield
Long-term fixed-rate loans	$18,364,696	$16,967,005	$446,535	$436,187	4.85%	5.13%
Long-term variable-rate loans	699,276	692,218	9,654	10,918	2.75	3.15
Line of credit loans	1,218,411	1,156,766	15,077	15,105	2.47	2.60
Restructured loans (2)	14,036	274,565	136	13,087	1.93	9.51
Non-performing loans	14,084	48,105	-	-	-	-
Total	20,310,503	19,138,659	471,402	475,297	4.63	4.95
Investments	892,787	391,837	3,753	2,514	0.84	1.28
Fee income (1)	-	-	5,170	3,904	-	-
Total	$21,203,290	$19,530,496	$480,325	$481,715	4.52	4.92
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

	Analysis of changes in interest income

	For the three months ended November 30, 2013 vs. 2012			For the six months ended November 30, 2013 vs. 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$15,822	$(12,117)	$3,705	$35,932	$(25,584)	$10,348
Long-term variable-rate loans	437	(504)	(67)	111	(1,375)	(1,264)
Line of credit loans	1,617	(1,525)	92	805	(833)	(28)
Restructured loans	(7,003)	(622)	(7,625)	(12,418)	(533)	(12,951)
Total interest income on loans	10,873	(14,768)	(3,895)	24,430	(28,325)	(3,895)
Investments	2,623	(2,382)	241	3,214	(1,975)	1,239
Fee income	-	1,278	1,278	-	1,266	1,266
Total interest income	$13,496	$(15,872)	$(2,376)	$27,644	$(29,034)	$(1,390)
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

During the three months ended November 30, 2013, interest income decreased by 1 percent compared with the prior-year period, primary due to the 43 basis-point decrease in the average rate on loans, partly offset by the increase in average loan balances and the $2 million increase in the interest income earned on our time deposits and fee income. During the six months ended November 30, 2013, interest income decreased by 0.3 percent compared with the prior-year period, primary due to the 32 basis-point decrease in the average rate on loans, partly offset by the increase in average loan balances and the

$3 million increase in the interest income earned on our time deposits and fee income. The decrease in the total interest income earned on loans for the three and six months ended November 30, 2013 compared to the prior-year periods was driven primarily by the decrease of $8 million and $13 million, respectively, in interest income earned on restructured loans. The decrease in income on restructured loans is due to the pay-off of a $414 million restructured loan in September 2012.

The increase in interest income earned on long-term fixed-rate loans during the three and six months ended November 30, 2013 compared to the prior-year periods was primarily due to the $1,242 million and $1,398 million increase in average fixed-rate loan balances, respectively, partly offset by a 27 basis-point and 28 basis-point decrease in the weighted average rate earned on our long-term fixed-rate loans, respectively. The increase in average fixed-rate loan balances was primarily due to a large amount of advances to CFC and NCSC borrowers during the fourth quarter of fiscal 2013 to refinance debt from other lenders, to fund capital improvements and for new loan advances. The decrease in average yield on fixed-rate loans was due to activity in the capital markets and the repricing of loans. As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. As benchmark treasury rates and spreads tightened over the past few years, there was a continued reduction in the rates we had to pay for funding in the capital markets and we lowered the long-term fixed rates we offered on our new loans. Although the average long-term fixed interest rates we offered on electric loans started to increase during the three and six months ended November 30, 2013, the residual impact of lower rates offered over the past few years continued to result in a decrease in the average yield earned when comparing the three months and six ended November 30, 2013 to the prior-year periods. In addition, during the six months ended November 30, 2013, $480 million of long-term fixed rate loans repriced and the borrowers of $420 million of these loans selected a new long-term fixed rate, which on average was lower than the rate prior to the repricing.

Our non-performing and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in the table on page 35. Foregone interest income was as follows as a result of holding loans on non-accrual status:

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Electric	$159	$267	$317	$565
Telecommunications	105	106	248	215
Total	$264	$373	$565	$780

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

	Average balances and interest rates – Liabilities

	For the three months ended November 30,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Short-term debt (1) (2)	$4,415,278	$3,394,771	$(1,607)	$(1,697)	(0.15)%	(0.20)%
Medium-term notes (1)	2,720,722	2,623,679	(20,980)	(24,833)	(3.09)	(3.80)
Collateral trust bonds (1)	5,795,684	6,222,897	(74,858)	(82,271)	(5.18)	(5.30)
Subordinated deferrable debt (1)	395,659	181,058	(4,750)	(2,807)	(4.82)	(6.22)
Subordinated certificates (1)	1,751,394	1,728,603	(20,494)	(20,528)	(4.69)	(4.76)
Long-term notes payable (1)	5,530,105	4,881,191	(38,759)	(37,915)	(2.81)	(3.12)
Total	20,608,842	19,032,199	(161,448)	(170,051)	(3.14)	(3.58)
Debt issuance costs (3)	-	-	(1,782)	(1,905)	-	-
Fee expense (4)	-	-	(2,115)	(2,345)	-	-
Total	$20,608,842	$19,032,199	$(165,345)	$(174,301)	(3.22)	(3.67)

Derivative cash settlements (5)	$8,297,021	$9,252,825	$(19,471)	$(15,456)	(0.94)%	(0.67)%
Adjusted interest expense (6)	20,608,842	19,032,199	(184,816)	(189,757)	(3.60)	(4.00)

	Average balances and interest rates – Liabilities

	For the six months ended November 30,
	2013	2012	2013	2012	2013	2012
(dollar amounts in thousands)	Average volume		Interest expense		Average cost
Short-term debt (1) (2)	$4,196,329	$3,357,570	$(3,039)	$(3,316)	(0.14)%	(0.20)%
Medium-term notes (1)	2,860,230	2,573,378	(42,551)	(52,716)	(2.97)	(4.09)
Collateral trust bonds (1)	5,875,475	6,276,068	(151,656)	(163,710)	(5.15)	(5.20)
Subordinated deferrable debt (1)	395,711	181,001	(9,500)	(5,613)	(4.79)	(6.19)
Subordinated certificates (1)	1,730,178	1,714,449	(41,120)	(40,882)	(4.74)	(4.76)
Long-term notes payable (1)	5,449,920	4,780,003	(76,698)	(76,311)	(2.81)	(3.18)
Total	20,507,843	18,882,469	(324,564)	(342,548)	(3.16)	(3.62)
Debt issuance costs (3)	-	-	(3,647)	(3,842)	-	-
Fee expense (4)	-	-	(4,719)	(4,507)	-	-
Total	$20,507,843	$18,882,469	$(332,930)	$(350,897)	(3.24)	(3.71)

Derivative cash settlements (5)	$8,392,169	$9,306,967	$(36,156)	$(29,319)	(0.86)%	(0.63)%
Adjusted interest expense (6)	20,507,843	18,882,469	(369,086)	(380,216)	(3.59)	(4.02)
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

	Analysis of changes in interest expense

	For the three months ended November 30, 2013 vs. 2012			For the six months ended November 30, 2013 vs. 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
(Increase) decrease in interest expense:
Short-term debt	$(510)	$600	$90	$(829)	$1,106	$277
Medium-term notes	(919)	4,772	3,853	(5,876)	16,041	10,165
Collateral trust bonds	5,648	1,765	7,413	10,449	1,605	12,054
Subordinated deferrable debt	(3,327)	1,384	(1,943)	(6,658)	2,771	(3,887)
Subordinated certificates	(271)	305	34	(375)	137	(238)
Long-term notes payable	(5,040)	4,196	(844)	(10,695)	10,308	(387)
Total interest expense on debt	(4,419)	13,022	8,603	(13,984)	31,968	17,984
Debt issuance costs	-	123	123	-	195	195
Fee expense	-	230	230	-	(212)	(212)
Total interest expense	$(4,419)	$13,375	$8,956	$(13,984)	$31,951	$17,967

Derivative cash settlements (4)	$1,597	$(5,612)	$(4,015)	$2,882	$(9,719)	$(6,837)
Adjusted interest expense (5)	(2,822)	7,763	4,941	(11,102)	22,232	11,130
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

During the three and six months ended November 30, 2013, the average balance of debt outstanding increased by 8 percent and 9 percent, respectively, compared to the prior-year periods in order to fund the overall growth in our balance sheet. Despite the increase in average debt outstanding, total interest expense decreased by 5 percent compared with the prior-year periods. The lower interest rates and tighter credit spreads available in the capital markets allowed us to refinance maturing debt at a lower cost. Specifically, the decrease in interest expense for the three and six months ended November 30, 2013 is due to the 45 basis-point and 47 basis-point reduction in the total weighted average cost of debt, respectively. The lower average interest rate on debt is primarily due to the refinancing of $340 million of 8 percent medium-term notes in the second quarter of fiscal year 2013 and an overall decrease in the average volume of collateral trust bonds outstanding partially offset by an increase in the average volume of subordinated deferrable debt. We funded the refinancing of higher cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, and notes payable issued under the Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation. Short-term debt is our lowest cost of funding, with an average cost of 15 basis points and 14 basis points for the three and six months ended November 30, 2013, respectively. Our utilization of short-term debt increased from 18 percent to 21 percent and 20 percent of average total debt during the three and six months ended November 30, 2013, respectively, compared with the prior-year periods, while the weighted average rate paid for these instruments during the same periods decreased slightly.

Adjusted interest expense, which includes all derivative cash settlements, was $185 million and $369 million for the three and six months ended November 30, 2013, respectively, compared with $190 million and $380 million for three and six months ended November 30, 2012, respectively. The decrease in adjusted interest expense during the three and six months ended November 30, 2013 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the three and six months ended November 30, 2013. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

	Average interest rates – Assets and Liabilities

	For the three months ended November 30,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$239,254	$241,630	4.47%	4.98%
Total interest expense	(165,345)	(174,301)	(3.22)	(3.67)
Net interest income/Net yield	$73,909	$67,329	1.25%	1.31%

	Average interest rates – Assets and Liabilities

	For the six months ended November 30,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$480,325	$481,715	4.52%	4.92%
Total interest expense	(332,930)	(350,897)	(3.24)	(3.71)
Net interest income/Net yield	$147,395	$130,818	1.28%	1.21%

	Average interest rates – Assets and Liabilities

	For the three months ended November 30,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$239,254	$241,630	4.47%	4.98%
Total adjusted interest expense	(184,816)	(189,757)	(3.60)	(4.00)
Adjusted net interest income/Adjusted net yield (1)	$54,438	$51,873	0.87%	0.98%

	Average interest rates – Assets and Liabilities

	For the six months ended November 30,
	2013	2012	2013	2012
(dollar amounts in thousands)	Interest income (expense)		Average yield (cost)
Total interest income	$480,325	$481,715	4.52%	4.92%
Total adjusted interest expense	(369,086)	(380,216)	(3.59)	(4.02)
Adjusted net interest income/Adjusted net yield (1)	$111,239	$101,499	0.93%	0.90%
(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

	Analysis of changes in net interest income

	For the three months ended November 30, 2013 vs. 2012			For the six months ended November 30, 2013 vs. 2012
	Change due to (3)			Change due to (3)
(dollar amounts in thousands)	Average volume (1)	Average rate (2)	Net change	Average volume (1)	Average rate (2)	Net change
Increase in net interest income	$9,077	$(2,497)	$6,580	$13,660	$2,917	$16,577
Increase in adjusted net interest income	10,674	(8,109)	2,565	16,542	(6,802)	9,740
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

Net interest income for the three and six months ended November 30, 2013, increased by 10 percent and 13 percent, respectively, compared with the prior-year periods due to the reduction to interest expense. The primary factor driving the reduction to interest expense was our refinancing of maturing term debt with lower cost debt during fiscal year 2013 and 2014. We maintained a higher average balance of commercial paper, medium-term notes and long-term notes payable, which have a lower weighted-average cost, in our overall funding mix.

Adjusted net interest income for the three and six months ended November 30, 2013, increased by 5 percent and 10 percent, respectively, compared with the prior-year periods primarily due to the reduction to interest expense, partially offset by higher derivative cash settlements expense compared with the prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses
The provision for loan losses during the three months ended November 30, 2013 was $1 million compared to a recovery of $4 million during the prior-year period. The loan loss provision during the three months ended November 30, 2013, was due to an increase to the allowance held for general loans of $2 million offset by a decrease in the qualitative component of the general reserve of $1 million. The loan loss recovery during the three months ended November 30, 2012, was primarily due to a reduction of $3 million in the allowance held for impaired loans.

The loan loss provision for the six months ended November 30, 2013 and 2012, was $2 million and $5 million, respectively. The loan loss provision during the six months ended November 30, 2013, was due to an increase to the allowance held for general loans of $1 million and an increase in the qualitative component of the general reserve of $1 million. The loan loss provision of $5 million for the six months ended November 30, 2012 was driven primarily by the overall increase in the balance of loans outstanding and a slight deterioration in certain borrowers’ internal risk ratings.

Non-interest Income
Non-interest income decreased by $42 million for the three months ended November 30, 2013, compared with the prior-year period, primarily due to the increase in derivative losses of $27 million and the decrease in fee and other income of $13 million.

Non-interest income increased by $89 million for the six months ended November 30, 2013, compared with the prior-year period, primarily due to the increase in derivative gains of $104 million partly offset by the decrease in fee and other income of $13 million. The reduction in fee income for both periods is due to the $13 million prepayment fee received on a capital expenditures loan in September 2012.

The derivative (losses) gains line item includes income and losses recorded for our interest rate swaps as summarized below:

	For the three months ended November 30,			For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	Net Change	2013	2012	Net Change
Derivative cash settlements	$(19,471)	$(15,456)	$(4,015)	$(36,156)	$(29,319)	$(6,837)
Derivative forward value	(11,309)	11,690	(22,999)	111,760	961	110,799
Derivative (losses) gains	$(30,780)	$(3,766)	$(27,014)	$75,604	$(28,358)	$103,962

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate. The following chart provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements:

	For the three months ended November 30,
	2013			2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,371,581	3.36%	0.24%	$5,752,385	3.63%	0.37%
Pay variable-receive fixed	2,925,440	0.96	4.06	3,500,440	1.19	4.72
Total	$8,297,021	2.52	1.59	$9,252,825	2.69	2.03

	For the six months ended November 30,
	2013			2012
(dollar amounts in thousands)	Average notional balance	Weighted- average rate paid	Weighted- average rate received	Average notional balance	Weighted- average rate paid	Weighted- average rate received
Pay fixed-receive variable	$5,372,466	3.37%	0.25%	$5,651,883	3.66%	0.41%
Pay variable-receive fixed	3,019,703	1.00	4.17	3,655,084	1.23	4.67
Total	$8,392,169	2.52	1.66	$9,306,967	2.71	2.08

During the three and six months ended November 30, 2013, the weighted-average rate we paid on our interest rate swap agreements was 93 basis points and 86 basis points, respectively, higher than the weighted-average rate we received, compared with 66 basis points and 63 basis points, respectively, higher than the weighted-average rate we received during the prior-year period. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $775 million of pay variable-receive fixed interest rate swaps that matured since November 30, 2012.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and six months ended November 30, 2013 decreased by $23 million and increased by $111 million, respectively, compared with the prior-year periods. For the three months ended November 30, 2013, the derivative value forward loss of $11 million was due to the downward shift and steepening of the estimated yield curve for our swaps of 14 basis points and 9 basis points, respectively. For the six months ended November 30, 2013, the derivative value forward gain of $112 million was due to the downward shift and steepening of the estimated yield curve for our swaps of 35 basis points and 58 basis points, respectively. During the six months ended November 30, 2013, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 64 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the six months ended November 30, 2013, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and remaining tenors within the pay variable-receive fixed swap portfolio.

Non-interest Expense
Non-interest expense decreased by $5 million and $4 million during the three and six months ended November 30, 2013, respectively, compared with prior-year periods, primarily driven by a decrease in other expenses due to a payment of $4 million made in the prior-year periods related to the Innovative Communication Corporation bankruptcy.

Net Income
The changes in the items described above resulted in net income of $25 million and $183 million for the three and six months ended November 30, 2013, respectively, compared with net income of $60 million and $73 million for the same prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $36 million and $71 million for the three and six months ended November 30, 2013, respectively, compared with the adjusted net income of $48 million and $72 million, repectively, for the same prior-year periods. Based on the adjusted net income, adjusted TIER was 1.20 and 1.19 , respectively, for the three and six months ended November 30, 2013 compared with an adjusted TIER of 1.26 and 1.19 for the same prior-year periods, repectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income Attributable to the Noncontrolling Interest
The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest income for the three and six months ended November 30, 2013 was $67 thousand and $3 million, respectively, compared with $1 million for the prior-year periods. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

Ratio of Earnings to Fixed Charges

The following table provides the calculation of the ratio of earnings to fixed charges. For the three and six months ended November 30, 2013 and 2012, the fixed-charge coverage ratio was the same as our TIER ratio.

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Net income	$24,992	$60,081	$183,258	$72,727
Add: fixed charges	165,345	174,301	332,930	350,897
Earnings available for fixed charges	$190,337	$234,382	$516,188	$423,624

Total fixed charges:
Interest on all debt (including amortization of discount
and issuance costs)	$165,345	$174,301	$332,930	$350,897
Ratio of earnings to fixed charges	1.15	1.34	1.55	1.21

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

The following table summarizes loans outstanding by type and by member class:

(dollar amounts in thousands)	November 30, 2013		May 31, 2013		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$18,149,347	89%	$17,918,268	88%	$231,079
Long-term variable-rate loans	691,568	3	782,006	4	(90,438)
Loans guaranteed by RUS	204,465	1	210,815	1	(6,350)
Total long-term loans	19,045,380	93	18,911,089	93	134,291
Line of credit loans	1,333,050	7	1,385,228	7	(52,178)
Total loans	$20,378,430	100%	$20,296,317	100%	$82,113

Loans by member class (1):
CFC:
Distribution	$15,019,692	74%	$14,941,192	74%	$78,500
Power supply	4,094,415	20	4,007,669	20	86,746
Statewide and associate	65,207	-	70,956	-	(5,749)
CFC total	19,179,314	94	19,019,817	94	159,497
RTFC	466,863	2	503,359	2	(36,496)
NCSC	732,253	4	773,141	4	(40,888)
Total	$20,378,430	100%	$20,296,317	100%	$82,113
(1) Includes loans classified as restructured and non-performing.

The balance of loans outstanding increased by $82 million during the six months ended November 30, 2013 primarily due to an increase of $79 million in CFC distribution loans, an increase of $87 million in CFC power supply loans partly offset by a decrease of $77 million in NCSC and RTFC loans.

During the six months ended November 30, 2013, $480 million of CFC long-term fixed-rate loans repriced. Of this total, $420 million selected a new long-term fixed rate; $32 million selected the long-term variable rate; $11 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $17 million were prepaid in full.

The following table summarizes loans and guarantees outstanding by member class:

	November 30, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$15,244,213	71%	$15,186,457	71%	$57,756
Power supply	4,908,306	23	4,818,569	23	89,737
Statewide and associate	70,604	-	77,904	-	(7,300)
CFC total	20,223,123	94	20,082,930	94	140,193
RTFC	469,167	2	507,070	2	(37,903)
NCSC	780,369	4	819,088	4	(38,719)
Total loans and guarantees	$21,472,659	100%	$21,409,088	100%	$63,571

Credit Concentration
The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At November 30, 2013 and May 31, 2013, loans outstanding to members in any one state or territory did not exceed 16 percent and 15 percent, respectively, of total loans outstanding, respectively.

At November 30, 2013 and May 31, 2013, the total exposure outstanding to any one borrower or controlled group did not exceed 2.3 percent and 2.2 percent, respectively, of total loans and guarantees outstanding. At November 30, 2013  and May 31, 2013, the 10 largest borrowers included four distribution systems and six power supply systems.

The following table represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company:

	November 30, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$3,082,603	14%	$2,981,627	14%	$100,976
Guarantees	371,772	2	374,340	2	(2,568)
Total credit exposure to 10 largest borrowers	$3,454,375	16%	$3,355,967	16%	$98,408

Total by company:
CFC	$3,376,091	16%	$3,240,755	15%	$135,336
NCSC	78,284	-	115,212	1	(36,928)
Total credit exposure to 10 largest borrowers	$3,454,375	16%	$3,355,967	16%	$98,408

Security Provisions
Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. At November 30, 2013 and May 31, 2013, $2,174 million and $2,243 million out of $20,378 million and $20,296 million, respectively, of total loans outstanding were unsecured, representing 11 percent of total loans outstanding.

Pledged Loans and Loans on Deposit
The following table summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans:

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Total loans to members	$20,378,430	$20,296,317
Less: Total secured debt or debt requiring
collateral on deposit	(11,587,546)	(11,380,734)
Excess collateral pledged or on deposit (1)	(1,882,258)	(1,825,020)
Unencumbered loans	$6,908,626	$7,090,563

Unencumbered loans as a percentage of total loans	34%	35%
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

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Non-performing loans (1)	$10,794	$15,497
Percent of loans outstanding	0.05%	0.08%
Percent of loans and guarantees outstanding	0.05	0.07

Restructured loans	$7,584	$46,953
Percent of loans outstanding	0.04%	0.23%
Percent of loans and guarantees outstanding	0.04	0.22

Total non-performing and restructured loans	$18,378	$62,450
Percent of loans outstanding	0.09%	0.31%
Percent of loans and guarantees outstanding	0.09	0.29

Total non-accrual loans	$18,378	$23,081
Percent of loans outstanding	0.09%	0.11%
Percent of loans and guarantees outstanding	0.09	0.11
(1) All loans classified as non-performing were on non-accrual status.

A borrower is classified as non-performing when any one of the following criteria is met:
•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as non-performing, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At November 30, 2013 and May 31, 2013, non-performing loans totaled $11 million, or 0.1 percent, of loans outstanding and $15 million, or 0.1 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The members of the borrower filed a disclosure statement and draft plan of liquidation on October 18, 2013. Certain secured noteholders filed a disclosure statement and draft plan of reorganization on December 17, 2013. Each disclosure statement and plan is subject to certain changes, approval of the bankruptcy court and voting by impaired creditors. A status conference and hearing on both disclosure statements is scheduled for January 14, 2014. Another borrower in this group is contesting a ruling that it is required to repay state USF payments received. There is one other borrower in this group that is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At November 30, 2013 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.2 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. No interest income was accrued on restructured loans during the three months ended November 30, 2013 compared to $8 million of interest income during the prior-year period. Approximately $0.1 million of interest income was accrued on restructured loans during the six months ended November 30, 2013, compared with $13 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced during the first quarter of fiscal year 2014 with the new loan classified as performing at November 30, 2013. This loan was on accrual status since the time of restructuring. At November 30, 2013, all restructured loans were on non-accrual status.

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. Activity in the allowance for loan losses is summarized below including a disaggregation by company of the allowance for loan losses held at CFC:

(dollar amounts in thousands)	As of and for the six months ended November 30, 2013
Balance at May 31, 2013	$54,325
Provision for loan losses	2,374
Net charge-offs	(1,500)
Balance at November 30, 2013	$55,199
`
Loan loss allowance by company:
CFC	$42,762
RTFC	7,859
NCSC	4,578
Total	$55,199

As a percentage of total loans outstanding	0.27%
As a percentage of total non-performing loans outstanding	511.39
As a percentage of total restructured loans outstanding	727.83
As a percentage of total loans on non-accrual	300.35

Our loan loss allowance increased by $1 million from May 31, 2013 to November 30, 2013, primarily due to an increase in the allowance held for general loans of $1 million and an increase in the qualitative component of the general reserve by $1 million offset by net charge-offs of $1.5 million, due primarily to the sale of one of our impaired loans during the six months ended November 30, 2013. See Provision for Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all non-performing and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.

At November 30, 2013 and May 31, 2013, there was a total specific loan loss allowance balance of $2 million and $3 million, respectively, related to impaired loans totaling $18 million and $62 million, respectively.

Based on our analysis, we believe we have an adequate loan loss allowance for our exposure related to non-performing and restructured loans at November 30, 2013.

Liabilities and Equity
Outstanding Debt
The following table breaks out our debt outstanding by type of debt:

(dollar amounts in thousands)	November 30, 2013	May 31, 2013	Increase/ (decrease)
Commercial paper
sold through dealers, net of discounts	$1,876,868	$2,009,884	$(133,016)
Commercial paper
sold directly to members, at par	1,011,155	812,141	199,014
Commercial paper
sold directly to non-members, at par	25,006	39,298	(14,292)
Select notes	588,590	358,390	230,200
Daily liquidity fund	606,586	680,419	(73,833)
Bank bid notes	150,000	150,000	-
Collateral trust bonds	5,859,390	5,962,681	(103,291)
Notes payable	5,586,311	5,274,415	311,896
Medium-term notes	2,947,546	3,091,512	(143,966)
Subordinated deferrable debt	400,000	400,000	-
Membership certificates	644,757	644,757	-
Loan and guarantee certificates	728,217	733,895	(5,678)
Member capital securities	387,750	387,750	-
Total debt outstanding	$20,812,176	$20,545,142	$267,034
Percentage of fixed-rate debt (1)	80%	77%
Percentage of variable-rate debt (2)	20	23

Percentage of long-term debt	80	80
Percentage of short-term debt	20	20

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

During the six months ended November 30, 2013, total debt outstanding increased by $267 million primarily due to funding of the $82 million increase in loans outstanding and $224 million increase in cash and time deposits. Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 20 percent of total debt at November 30, 2013 and May 31, 2013. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

During the six months ended November 30, 2013, the CFC Board of Directors authorized management to execute the call of our 7.5 percent member capital securities held by CFC members. As of November 30, 2013, notice was provided to members for the early call of $86 million of the 7.5 percent member capital securities. The Board of Directors also authorized management to offer members the option to reinvest the proceeds from the early call of the 7.5 percent member capital securities, into a new series of 5 percent member capital securities.

Equity
At November 30, 2013, total equity increased by $137 million from May 31, 2013, primarily due to net income of $183 million for the six months ended November 30, 2013, partially offset by the board authorized patronage capital retirement of $41 million.

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

Off-Balance Sheet Obligations

Guarantees
The following table breaks out our guarantees outstanding by type of guarantee and by company:

(dollar amounts in thousands)	November 30, 2013	May 31, 2013	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$526,990	$547,970	$(20,980)
Letters of credit	451,594	447,683	3,911
Other guarantees	115,645	117,118	(1,473)
Total	$1,094,229	$1,112,771	$(18,542)
Total by company:
CFC	$1,043,809	$1,063,113	$(19,304)
RTFC	2,304	3,711	(1,407)
NCSC	48,116	45,947	2,169
Total	$1,094,229	$1,112,771	$(18,542)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at November 30, 2013, we may be required to issue up to an additional $172 million in letters of credit to third parties for the benefit of our members. As of November 30, 2013, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at November 30, 2013 we had hybrid letter of credit facilities totaling $1,371 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $352 million at November 30, 2013. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,019 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At November 30, 2013, we were the liquidity provider for a total of $578 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $578 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $453 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart above as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the six months ended November 30, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At November 30, 2013 and May 31, 2013, 63 percent of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the six months ended November 30, 2013 is primarily due to a net decrease to the total amount of indemnifications of tax benefit transfers and letters of credit outstanding. At November 30, 2013 and May 31, 2013, we recorded a guarantee liability totaling $24 million and $25 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

The following table summarizes the off-balance sheet obligations at November 30, 2013, and the related maturities by fiscal year and thereafter as follows:

		Maturities of guaranteed obligations
	Outstanding
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Guarantees (1)	$ 1,094,229	$ 146,201	$ 270,443	$ 27,185	$ 19,866	$ 137,151	$ 493,383
(1) At November 30, 2013, we are the guarantor and liquidity provider for $453 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations
Unadvanced Loan Commitments
Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At November 30, 2013 and May 31, 2013, we had the following amount of unadvanced commitments on loans to our borrowers.

(dollar amounts in thousands)	November 30, 2013	% of Total	May 31, 2013	% of Total
Long-term	$5,134,559	37%	$4,718,162	35%
Line of credit	8,880,648	63	8,704,586	65
Total	$14,015,207	100%	$13,422,748	100%

A total of $1,948 million and $1,703 million of unadvanced commitments at November 30, 2013 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at November 30, 2013 and May 31, 2013 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The following table summarizes the available balance under committed lines of credit at November 30, 2013, and the related maturities by fiscal year and thereafter as follows:

	Available	Notional maturities of committed lines of credit
(dollar amounts in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$ 1,947,800	$ 44,048	$ 63,776	$ 61,000	$ 636,111	$ 894,080	$ 248,785

Ratio Analysis
Leverage Ratio
The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at November 30, 2013 was 23.80-to-1, a decrease from 27.58-to-1 at May 31, 2013. The decrease in the leverage ratio is due to the increase of $137 million in total equity and the decrease of $19 million in total guarantees, partially offset by the increase of $222 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At November 30, 2013 and May 31, 2013, the adjusted leverage ratio was 6.16-to-1 and 6.11-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $312 million in adjusted liabilities, partially offset by the increase of $21 million in adjusted equity and the decrease of $19 million in guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio
The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at November 30, 2013 was 22.64-to-1, a decrease from 26.21-to-1 at May 31, 2013. The decrease in the debt-to-equity ratio is due to the increase of $137 million in total equity, partially offset by the increase of $222 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At November 30, 2013 and May 31, 2013, the adjusted debt-to-equity ratio was 5.82-to-1 and 5.76-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $312 million in adjusted liabilities, partially offset by the increase of $21 million in adjusted equity.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At November 30, 2013, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through May 31, 2015. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at November 30, 2013, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

	Projected uses of liquidity				Projected sources of liquidity					Cumulative
					Long-term	Debt Issuance				excess
(dollar amounts in millions)	Long-term debt maturities	Debt repayment- commercial paper	Long-term loan advances	Total uses of liquidity	loan amortization & repayment	Commercial paper	Other long-term debt	Medium term notes	Total sources of liquidity	sources over uses of liquidity (1)
2Q14										$ 1,128
3Q14	$ 748	$ -	$ 324	$ 1,072	$ 302	$ 75	$ 350	$ 175	$ 902	958
4Q14	812	-	336	1,148	268	100	400	175	943	753
1Q15	541	100	280	921	314	-	375	175	864	696
2Q15	108	505	134	747	300	-	-	175	475	424
3Q15	468	265	298	1,031	339	-	350	175	864	257
4Q15	31	365	188	584	280	-	150	175	605	278
Totals	$ 2,708	$ 1,235	$ 1,560	$ 5,503	$ 1,803	$ 175	$ 1,625	$ 1,050	$ 4,653
(1) Cumulative excess sources over uses of liquidity includes cash, investments and time deposits.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through May 31, 2015. These estimates will change on a quarterly basis based on the factors described above.

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

While we register member capital securities and the daily liquidity fund with the Securities and Exchange Commission, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. In November 2013, we issued $250 million of 3-year floating-rate medium-term notes in registered offerings.

Commercial paper issued through dealers and bank bid notes totaled $2,027 million and represented 10 percent of total debt outstanding at November 30, 2013. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2014. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

In June 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020, and in November 2013, we issued $400 million of 3.40 percent collateral trust bonds due 2023. On December 16, 2013, we redeemed $150 million of our $600 million 4.75 percent collateral trust bonds due March 1, 2014. The principal and accrued distributions at the redemption date were paid with a combination of cash on hand and other sources of liquidity including issuance of commercial paper. The premium and unamortized issuance costs totaling $1.4 million will be recorded during the third quarter of fiscal 2014.

Private Debt Issuance
We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At November 30, 2013 and May 31, 2013, we had secured notes payable of $1,529 million and $1,542 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At November 30, 2013, we had up to $2,371 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At November 30, 2013 and May 31, 2013, we had $3,999 million and $3,674 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. On July 18, 2013, we borrowed $325 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.49 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20 year maturity repayment period. At November 30, 2013, we had up to $924 million available under committed loan facilities from the Federal Financing Bank as part of this program.

Member Loan Repayments
We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,184 million over the next 12 months.

Member Loan Interest Payments
During the six months ended November 30, 2013, interest income on the loan portfolio was $471 million, representing an average rate of 4.63 percent compared with 4.95 percent for the six months ended November 30, 2012. For the past three fiscal years, interest income on the loan portfolio has averaged $963 million. At November 30, 2013, 90 percent of the total loans outstanding had a fixed rate of interest, and 10 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements
At November 30, 2013 and May 31, 2013, we had $3,345 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at November 30, 2013, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total available		Letters of credit outstanding
(dollar amounts in thousands)	November 30, 2013	May 31, 2013	November 30, 2013	May 31, 2013	Maturity	Facility fee per year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,006,000	916,000	-	-	October 28, 2016	10 basis points
Four-year agreement	1,087,500	1,007,500	-	-	October 28, 2017	10 basis points
Five-year agreement	1,030,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	$3,343,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2013, we amended our $1,006 million three-year, $1,088 million four-year, and $1,033 million five-year revolving credit agreements to extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements to October 28, 2016, 2017 and 2018, respectively. The other terms of the facilities remain unchanged.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments
The table below shows the components of our member investments included in total debt outstanding:

	November 30, 2013		May 31, 2013		Increase/
(dollar amounts in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(decrease)
Commercial paper	$1,011,155	35%	$812,141	28%	$199,014
Select notes	586,090	100	353,190	99	232,900
Daily liquidity fund	606,586	100	680,419	100	(73,833)
Medium-term notes	560,278	19	574,108	19	(13,830)
Members’ subordinated certificates	1,760,724	100	1,766,402	100	(5,678)
Total	$4,524,833		$4,186,260		$338,573

Percentage of total debt outstanding	22%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,044 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits
At November 30, 2013, cash, investments and time deposits totaled $1,128 million. The interest rate earned on these investments and time deposits is sufficient to cover the cost of the underlying borrowed funds. This total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations
For the six months ended November 30, 2013, cash flows provided by operating activities were $95 million compared with $96 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants
At November 30, 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	November 30, 2013	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.74	5.85
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
•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of November 30, 2013, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,548 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. At November 30, 2013, these investments did not exceed this limit.

The following represents our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets:

		Actual
	Requirement	November 30, 2013	May 31, 2013
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.50	6.72
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

The following table summarizes the amount of collateral pledged or on deposit as a percentage of the related debt outstanding under the debt agreements noted above.

	Requirement		Actual
Debt agreement	Debt indenture minimum	Revolving credit agreements maximum	November 30, 2013	May 31, 2013
Collateral trust bonds 1994 indenture	100%	150%	110%	112%
Collateral trust bonds 2007 indenture	100	150	124	125
Federal Agricultural Mortgage Corporation	100	150	111	116
Clean Renewable Energy Bonds Series 2009A	100	150	113	118
Federal Financing Bank Series (1) (2)	100	150	111	106
(1) Represents collateral on deposit as a percentage of the related debt outstanding.
(2) All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity
Loan Advances
Loan advances are either from new loans approved to borrowers or from the unadvanced portion of loans previously approved. At November 30, 2013, unadvanced loan commitments totaled $14,015 million. Of that total, $1,948 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances of $628 million or 28 percent under these committed line of credit loans would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other $1,320 million or 72 percent of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $12,067 million of unadvanced loan commitments at November 30, 2013, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrowers’ business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at November 30, 2013.

We currently expect to make long-term loan advances totaling approximately $1,074 million to our members over the next 12 months.

Interest Expense on Debt
For the six months ended November 30, 2013, interest expense on debt was $325 million, representing an average cost of 3.16 percent compared with 3.62 percent for the six months ended November 30, 2012. For the past three fiscal years, interest expense on debt has averaged $746 million. At November 30, 2013, 80 percent of outstanding debt had a fixed interest rate and 20 percent had a variable interest rate.

Principal Repayments on Long-Term Debt
The principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter is as follows:

Amount
(dollar amounts in thousands)	Maturing (1)
May 31, 2014	$1,571,350
May 31, 2015	1,163,539
May 31, 2016	1,475,343
May 31, 2017	890,068
May 31, 2018	752,661
Thereafter	10,572,789
Total	$16,425,750
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

Patronage Capital Retirements
CFC has made annual retirements of allocated net earnings in 34 of the last 35 years. In July 2013, the CFC Board of Directors approved the allocation of $81 million from fiscal year 2013 net earnings to CFC’s members in the form of patronage capital and authorized the retirement of allocated net earnings totaling $41 million, respresenting 50 percent of the fiscal year 2013 allocation. This amount was returned to members in cash in October 2013. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in our projected sources and uses of liquidity chart on page 48, we expect over the next six quarters that repayments on our long-term loans will exceed long-term loan advances by an estimated $243 million.

At November 30, 2013, we had $4,258 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $2,204 million. Dealer commercial paper and bank bid notes decreased from $2,160 million at May 31, 2013 to $2,027 million at November 30, 2013. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At November 30, 2013, 15 percent of total debt outstanding was $3,122 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. At November 30, 2013, we had $3,343 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At November 30, 2013, we had long-term debt maturing in the next 12 months totaling $2,209 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $607 million of medium-term notes sold through dealers and $417 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the first half of fiscal year 2014, we issued $486 million of medium-term notes and $800 million of collateral trust bonds in registered offerings.

•
We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,371 million available under this revolving note purchase agreement at November 30, 2013.

•
We had up to $924 million available under committed loan facilities from the Federal Financing Bank at November 30, 2013. A total of $424 million was available for advance through October 15, 2015 and a total of $500 million was available for advance through October 16, 2016. CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facilities. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. During the six months ended November 30, 2013, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank.

At November 30, 2013, we were the liquidity provider for a total of $578 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $578 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $453 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the six months ended November 30, 2013, we were not required to perform as liquidity provider pursuant to these obligations.

At November 30, 2013, we had a total of $452 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution control bonds which is also mentioned in the paragraph above. The remaining $327 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the amount we advance becomes an obligation of the member upon whose application we issued the letter of credit.

We expect that our current sources of liquidity, along with our $301 million of cash on hand, $26 million of investments and $800 million of time deposits at November 30, 2013, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets excluding derivative assets deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans are eligible to be repriced at least monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At November 30, 2013 and May 31, 2013, 10 percent and 11 percent, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at November 30, 2013.

Interest Rate Gap Analysis
(Fixed-Rate Assets/Liabilities)
As of November 30, 2013

(dollar amounts in millions)	May 31, 2014 or prior	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2018	June 1, 2018 to May 31, 2023	June 1, 2023 to May 31, 2033	Beyond June 1, 2033	Total
Assets amortization and repricing	$988	$4,089	$3,152	$4,653	$4,143	$1,311	$18,336

Liabilities and members’ equity:
Long-term debt	$1,028	$2,324	$3,069	$4,217	$3,122	$488	$14,248
Subordinated certificates	19	69	54	261	1,282	130	1,815
Members’ equity (1)	-	-	-	55	264	596	915
Total liabilities and members’ equity	$1,047	$2,393	$3,123	$4,533	$4,668	$1,214	$16,978

Gap (2)	$(59)	$1,696	$29	$120	$(525)	$97	$1,358
Cumulative gap	(59)	1,637	1,666	1,786	1,261	1,358
Cumulative gap as a % of total assets	(0.26)%	7.30%	7.43%	7.96%	5.62%	6.05%
Cumulative gap as a % of adjusted total assets (3)	(0.27)	7.39	7.52	8.07	5.70	6.13
(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the condensed consolidated balance sheets less derivative assets.

At November 30, 2013, we had $18,336 million of fixed-rate assets amortizing or repricing, funded by $14,248 million of fixed-rate liabilities maturing during the next 30 years and $2,730 million of members’ equity and members’ subordinated certificates, a portion of which does not have a scheduled maturity. The difference of $1,358 million, or 6.05 percent of total assets and 6.13 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at November 30, 2013 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at November 30, 2013 through committed revolving credit agreements totaling $3,343 million with domestic and foreign banks, $924 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,371 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments
We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. As an end user and not a swap dealer, we have not entered into derivative financial instruments for investing, speculating or trading purposes in the past and do not anticipate doing so in the future. At November 30, 2013 and May 31, 2013, there were no foreign currency derivative instruments outstanding.

Counterparty Risk
We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, at November 30, 2013 and May 31, 2013, the highest percentage concentration of total notional exposure to any one counterparty was 21 percent and 20 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At November 30, 2013, our derivative instrument counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation and Aa2 to

Baa2 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at November 30, 2013, there were three counterparties that would be required to make a payment to us totaling $89 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $68 million, or 77 percent of the total exposure to us, at November 30, 2013.

Rating Triggers
Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At November 30, 2013, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At November 30, 2013, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At November 30, 2013, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

	Notional	Our required	Amount we	Net
(dollar amounts in thousands)	amount	payment	would collect	total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$1,500	$(40)	$-	$(40)
fall below Baa1/BBB+ (1)	6,627,731	(162,986)	88,745	(74,241)
Total	$6,629,231	$(163,026)	$88,745	$(74,281)
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

In addition to the rating triggers listed above, at November 30, 2013, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $11 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at November 30, 2013, including credit risk, was $171 million.

At November 30, 2013, the credit rating for two counterparties is below the rating trigger level in the interest rate swap contracts with these counterparties. As a result, we have the option to terminate all interest rate swaps with these counterparties. At November 30, 2013, the interest rate swap contracts with these counterparties have a total notional amount of $789 million. If we were to decide to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. At November 30, 2013, we estimate that we would have to make a payment of approximately $25 million to settle the interest rate swaps with these counterparties. We use our interest rate swaps as part of our matched funding strategy and do not generally terminate such agreements early. At this time, we have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and to monitor our overall matched funding position.

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

	For the three months ended November 30,		For the six months ended November 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest expense	$(165,345)	$(174,301)	$(332,930)	$(350,897)
Derivative cash settlements	(19,471)	(15,456)	(36,156)	(29,319)
Adjusted interest expense	$(184,816)	$(189,757)	$(369,086)	$(380,216)

Net interest income	$73,909	$67,329	$147,395	$130,818
Derivative cash settlements	(19,471)	(15,456)	(36,156)	(29,319)
Adjusted net interest income	$54,438	$51,873	$111,239	$101,499

Net income	$24,992	$60,081	$183,258	$72,727
Derivative forward value	11,309	(11,690)	(111,760)	(961)
Adjusted net income	$36,301	$48,391	$71,498	$71,766

TIER using GAAP financial measures is calculated as follows:

Interest expense + net income prior to cumulative
TIER =	effect of change in accounting principle
Interest expense

Our adjusted TIER is calculated as follows:

Adjusted TIER =	Adjusted interest expense + adjusted net income
Adjusted interest expense

The following table presents our TIER and adjusted TIER.

	For the three months ended November 30,		For the six months ended November 30,
	2013	2012	2013	2012
TIER	1.15	1.34	1.55	1.21
Adjusted TIER	1.20	1.26	1.19	1.19

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

(dollar amounts in thousands)	November 30, 2013	May 31, 2013
Liabilities	$21,482,628	$21,260,390
Less:
Derivative liabilities	(397,695)	(475,278)
Debt used to fund loans guaranteed by RUS	(204,465)	(210,815)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates (1)	(1,760,724)	(1,766,402)
Adjusted liabilities	$18,719,744	$18,407,895
Total equity	$948,736	$811,261
Less:
Prior-year cumulative derivative forward
value and foreign currency adjustments	224,722	366,026
Year-to-date derivative forward value income	(111,760)	(141,304)
Accumulated other comprehensive income (2)	(6,801)	(7,287)
Plus:
Subordinated certificates (1)	1,760,724	1,766,402
Subordinated deferrable debt	400,000	400,000
Adjusted equity	$3,215,621	$3,195,098
Guarantees	$1,094,229	$1,112,771
(1) Includes $123 million and $37 million of members’ subordinated certificates classified in short-term debt at November 30, 2013 and May 31, 2013, respectively.
(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $4 million of accumulated other comprehensive loss and $1 million of accumulated other comprehensive income related to the unrecognized gains (losses) on our investments at November 30, 2013 and May 31, 2013, respectively.

The leverage and debt-to-equity ratios using GAAP financial measures are calculated as follows:

Leverage ratio =	Liabilities + guarantees outstanding
Total equity

Debt-to-equity ratio =	Liabilities
Total equity

The adjusted leverage and debt-to-equity ratios are calculated as follows:

Adjusted leverage ratio =	Adjusted liabilities + guarantees outstanding
Adjusted equity

Adjusted debt-to-equity ratio =	Adjusted liabilities
Adjusted equity

The following table provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations.

	November 30, 2013	May 31, 2013
Leverage ratio	23.80	27.58
Adjusted leverage ratio	6.16	6.11

Debt-to-equity ratio	22.64	26.21
Adjusted debt-to-equity ratio	5.82	5.76

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See Market Risk discussion beginning on page 53.

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2013 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2013.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	–	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.

3.2	–	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.

10.1	–	Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000.

10.2	–	Supplement No. 1 to Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 21, 2013 between the Registrant and the Rural Utilities Service.

10.3	–	Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036.

10.4	–	Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014.

10.5	–	Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015.

10.6	–	Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016.

31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Calculation Linkbase Document

101.LAB	–	XBRL Taxonomy Label Linkbase Document

101.PRE	–	XBRL Taxonomy Presentation Linkbase Document

101.DEF	–	XBRL Taxonomy Definition Linkbase Document

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

January 13, 2014