Form 10-Q
period 2014-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2014-04-14
CIK 70502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes ☐ No ☒

The Registrant does not issue capital stock because it is a tax-exempt cooperative.

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Results of Operations	37
2	Average Balances, Interest Income and Average Yields – Assets	37
3	Rate/Volume Analysis of Changes in Interest Income	38
4	Foregone Interest Income	39
5	Average Balances, Interest Expense and Average Cost – Liabilities	39
6	Rate/Volume Analysis of Changes in Interest Expense	40
7	Net Interest Income and Net Interest Yield	41
8	Rate/Volume Analysis of Changes in Net Interest Income	41
9	Derivative Gains (Losses), Net	42
10	Derivative Average Notional Balances and Average Interest Rates	42
11	Loans Outstanding by Type and Member Class	44
12	Loans and Guarantees Outstanding by Member Class	44
13	Exposure to 10 Largest Borrowers	45
14	Unencumbered Loans	45
15	Nonperforming and Restructured Loans	45
16	Allowance for Loan Losses	46
17	Debt Outstanding	47
18	Guarantees Outstanding	48
19	Maturities of Guaranteed Obligations	49
20	Unadvanced Loan Commitments	49
21	Notional Maturities of Committed Lines of Credit	50
22	Projected Sources and Uses of Liquidity	51
23	Revolving Credit Agreements	52
24	Member Investments	53
25	Financial Ratios Under Revolving Credit Agreements	53
26	Financial Ratios Under Indentures	54
27	Collateral Pledged or On Deposit	54
28	Principal Maturity of Long-Term Debt	55
29	Interest Rate Gap Analysis	57
30	Rating Triggers for Derivatives	58
31	Adjusted Financial Measures – Income Statement	59
32	TIER and Adjusted TIER	59
33	Adjusted Financial Measures – Balance Sheet	60
34	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	60

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

(Dollars in thousands)	February 28, 2014	May 31, 2013

Cash and cash equivalents	$842,915	$177,062

Restricted cash	7,256	7,696

Investments	28,702	31,632

Time deposits	700,000	700,000

Loans to members	20,645,064	20,305,874
Less: Allowance for loan losses	(56,040)	(54,325)
Loans to members, net	20,589,024	20,251,549

Accrued interest and other receivables	207,894	175,183

Fixed assets, net	106,267	104,508

Debt service reserve funds	39,353	39,803

Debt issuance costs, net	43,325	38,949

Foreclosed assets, net	255,150	261,472

Derivative assets	261,598	257,878

Other assets	25,845	25,919

Total assets	$23,107,329	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITY

(Dollars in thousands)	February 28, 2014	May 31, 2013

Short-term debt	$6,541,987	$7,719,483

Accrued interest payable	203,085	144,945

Long-term debt	12,902,920	10,696,433

Deferred income	79,670	25,717

Derivative liabilities	380,518	475,278

Subordinated deferrable debt	400,000	400,000

Members’ subordinated certificates:
Membership subordinated certificates	644,757	644,757
Loan and guarantee subordinated certificates	668,918	696,719
Member capital securities	173,290	387,750
Total members’ subordinated certificates	1,486,965	1,729,226

Other liabilities	121,894	69,308

Commitments and contingencies

Total liabilities	22,117,039	21,260,390

CFC equity:
Retained equity	958,620	791,090
Accumulated other comprehensive income	4,723	8,381
Total CFC equity	963,343	799,471
Noncontrolling interest	26,947	11,790
Total equity	990,290	811,261

Total liabilities and equity	$23,107,329	$22,071,651

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$238,732	$234,021	$719,057	$715,736
Interest expense	(163,534)	(171,899)	(496,464)	(522,796)

Net interest income	75,198	62,122	222,593	192,940

(Provision for) recovery of loan losses	(787)	378	(3,161)	(4,927)
Net interest income after (provision for) recovery of loan losses	74,411	62,500	219,432	188,013

Non-interest income:
Fee and other income	5,702	6,337	14,983	29,102
Derivative (losses) gains, net	(31,623)	46,626	43,981	18,268
Results of operations of foreclosed assets	(1,164)	6,478	(8,482)	804

Total non-interest income	(27,085)	59,441	50,482	48,174

Non-interest expense:
Salaries and employee benefits	(8,013)	(23,627)	(27,359)	(44,180)
Other general and administrative expenses	(9,170)	(6,652)	(27,012)	(22,720)
(Provision for) recovery of guarantee liability	(117)	46	(159)	147
Losses on early extinguishment of debt	(1,452)	-	(1,452)	-
Other	210	(554)	(88)	(5,101)

Total non-interest expense	(18,542)	(30,787)	(56,070)	(71,854)

Income prior to income taxes	28,784	91,154	213,844	164,333

Income tax expense	(243)	(1,067)	(2,045)	(1,519)

Net income	28,541	90,087	211,799	162,814

Less: Net income attributable to noncontrolling interest	(239)	(1,664)	(3,024)	(2,368)

Net income attributable to CFC	$28,302	$88,423	$208,775	$160,446

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$28,541	$90,087	$211,799	$162,814

Other comprehensive income (loss):
Add: Unrealized gains (losses) on available-for-sale securities	2,313	(479)	(2,931)	408
Less: Net derivative gains reclassified into earnings	(245)	(251)	(740)	(756)
Other comprehensive income (loss)	2,068	(730)	(3,671)	(348)

Total comprehensive income	30,609	89,357	208,128	162,466

Less: Total comprehensive income attributable to noncontrolling interest	(235)	(1,659)	(3,011)	(2,352)

Total comprehensive income attributable to CFC	$30,374	$87,698	$205,117	$160,114

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Membership					Accumulated
	Fees and	Patronage	Members’	Unallocated	CFC	Other	Total
	Education	Capital	Capital	Net Income	Retained	Comprehensive	CFC	Noncontrolling	Total
(Dollars in thousands)	Fund	Allocated	Reserve	(Loss)	Equity	Income	Equity	Interest	Equity
Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	791,090	$8,381	$799,471	$11,790	$811,261
Patronage capital retirement	-	(40,724)	-	-	(40,724)	-	(40,724)	-	(40,724)
Net income	-	-	-	208,775	208,775	-	208,775	3,024	211,799
Other comprehensive loss	-	-	-	-	-	(3,658)	(3,658)	(13)	(3,671)
Other	(521)	-	-	-	(521)	-	(521)	12,146	11,625
Balance as of February 28, 2014	$1,984	$550,857	$410,259	$(4,480)	958,620	$4,723	$963,343	$26,947	$990,290

Balance as of May 31, 2012	$2,413	$546,366	$272,126	$(346,941)	473,964	$9,199	$483,163	$7,592	$490,755
Patronage capital retirement	-	(36,075)	-	429	(35,646)	-	(35,646)	-	(35,646)
Net income	-	-	-	160,446	160,446	-	160,446	2,368	162,814
Other comprehensive loss	-	-	-	-	-	(332)	(332)	(16)	(348)
Other	(539)	-	-	-	(539)	-	(539)	(1)	(540)
Balance as of February 28, 2013	$1,874	$510,291	$272,126	$(186,066)	598,225	$8,867	$607,092	$9,943	$617,035

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$211,799	$162,814
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(7,156)	(6,879)
Amortization of debt issuance costs and deferred charges	5,393	5,733
Amortization of discount on long-term debt	4,046	2,953
Amortization of issuance costs on revolving bank lines of credit	2,098	2,159
Depreciation	4,254	3,984
Provision for loan losses	3,161	4,927
Provision for (recovery of) guarantee liability	159	(147)
Results of operations of foreclosed assets	8,482	(804)
Derivative forward value	(98,925)	(62,194)
Net changes in operating assets and liabilities:
Accrued interest and other receivables	(37,792)	27,948
Accounts payable	67,489	17,635
Accrued interest payable	58,140	50,688
Deferred income	61,109	666
Other	(1,116)	(5,183)

Net cash provided by operating activities	281,141	204,300

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made on loans	(6,165,888)	(6,021,056)
Principal collected on loans	5,825,426	5,455,065
Net investment in fixed assets	(6,004)	(4,648)
Proceeds from foreclosed assets	-	46,284
Investments in foreclosed assets	(2,160)	(79,372)
Investments in time deposits	-	(450,000)
Proceeds from early redemption of investments	-	57,578
Investments in equity securities	-	(30,000)
Change in restricted cash	440	475

Net cash used in investing activities	(348,186)	(1,025,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of short-term debt, net	762,205	686,383
Proceeds from issuances of short term debt with original maturity greater than 90 days	593,401	370,949
Repayments of short term debt with original maturity greater than 90 days	(620,404)	(394,366)
Issuance costs for revolving bank lines of credit	-	(50)
Proceeds from issuance of long-term debt	2,449,067	1,945,944
Payments for redemption of long-term debt	(2,368,220)	(1,062,956)
Proceeds from issuance of members’ subordinated certificates	56,386	57,166
Payments for retirement of members’ subordinated certificates	(99,507)	(15,358)
Payments for retirement of patronage capital	(40,030)	(34,872)
Cash paid portion of debt exchange premium	-	(133,406)

Net cash provided by financing activities	732,898	1,419,434

NET INCREASE IN CASH AND CASH EQUIVALENTS	665,853	598,060
BEGINNING CASH AND CASH EQUIVALENTS	177,062	191,167
ENDING CASH AND CASH EQUIVALENTS	$842,915	$789,227

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$426,755	$461,263
Income taxes	157	97

Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	(450)	-
Collateral trust bonds issued as debt exchange premium	-	39,647

See accompanying notes.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Summary of Significant Accounting Policies

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

During the preparation of our consolidated balance sheets for the quarter ended February 28, 2014, we determined that an intercompany elimination entry related to the consolidation of RTFC had been misclassified in each period since May 31, 2009, resulting in an overstatement of other liabilities and an understatement of noncontrolling interest at the end of each reported period. We corrected the misclassification in the quarter ended February 28, 2014, which resulted in a decrease of $11.5 million in other liabilities and a corresponding increase in noncontrolling interest. We concluded that the correction of the misclassification was not material to our financial position in the current period, and the misclassification was not material to our financial position in the previously reported periods. Accordingly, we did not revise prior period balance sheet amounts. The misclassification had no impact on our consolidated statements of operations and comprehensive income, total assets, total liabilities and equity, or cash flows for any of our previously filed annual or quarterly financial statements, and did not impact the compliance with any of our financial debt covenants for any period.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. Reclassifications of prior period amounts have been made to conform to the current period presentation.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. At February 28, 2014, CFC had guaranteed $121 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $128 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheet. At February 28, 2014, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. At February 28, 2014, RTFC had total assets of $577 million including loans outstanding to members of $455 million, and NCSC had total assets of $804 million including loans outstanding of $779 million. At February 28, 2014, CFC had committed to lend RTFC up to $4,000 million, of which $441 million was outstanding. At February 28, 2014, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $884 million was outstanding, representing $763 million of outstanding loans and $121 million of credit enhancements.

(c)	Loan Sales

We account for the transfer of loans resulting from direct loan sales to third parties and securitization transactions by removing the loans from our condensed consolidated balance sheets when control has been surrendered. We retain the servicing performance obligations on these loans and recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Deferred transaction costs and unamortized deferred loan origination costs related to the loans sold are included in determining the gain or loss on the sale. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties.

During the nine months ended February 28, 2014 and 2013, we sold CFC loans with outstanding balances totaling $106 million and $121 million, respectively, at par for cash. We recorded immaterial losses on the sale of these loans.

(d)	Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Interest on long-term fixed-rate loans	$220,227	$216,716	$666,762	$652,903
Interest on long-term variable-rate loans	5,217	5,203	14,871	16,121
Interest on line of credit loans	8,302	7,961	23,379	23,066
Interest on restructured loans	-	436	136	13,523
Interest on investments	1,932	1,864	5,685	4,378
Fee income (1)	3,054	1,841	8,224	5,745
Total interest income	$238,732	$234,021	$719,057	$715,736

(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income recorded on the condensed consolidated balance sheets primarily consists of deferred conversion fees totaling $74 million and $21 million at February 28, 2014 and May 31, 2013, respectively.

(e)	Interest Expense

The following table presents the components of interest expense:

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense on debt (1):
Short-term debt	$1,406	$1,717	$4,445	$5,033
Medium-term notes	20,369	21,294	62,920	74,010
Collateral trust bonds	76,090	84,197	227,746	247,907
Subordinated deferrable debt	4,750	2,806	14,250	8,419
Subordinated certificates	19,777	20,345	60,897	61,227
Long-term notes payable	37,130	37,622	113,828	113,933
Debt issuance costs (2)	1,806	1,891	5,453	5,733
Fee expense (3)	2,206	2,027	6,925	6,534
Total interest expense	$163,534	$171,899	$496,464	$522,796

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

We formally document, designate and assess the effectiveness of derivatives designated for hedge accounting treatment, which typically include treasury rate locks. If applicable cash flow hedge accounting criteria are met for these derivatives, changes in the fair value of the derivative instruments are recorded in other comprehensive income, and net cash settlements are recorded in interest expense. The gain or loss on derivatives used as a cash flow hedge of a forecasted debt transaction is recorded as a component of other comprehensive income (loss) and reclassified to interest expense using the effective interest method over the term of the hedged debt. Any ineffectiveness in the hedging relationship is recognized in the derivative gains (losses) line of the statement of operations.

Cash activity associated with interest rate swaps is classified as an operating activity in the condensed consolidated statements of cash flows.

(g)	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the above guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance was effective for us beginning in the first quarter of fiscal year 2014. See Note 8, Derivative Financial Instruments, for additional disclosures about offsetting assets and liabilities.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of the amounts reclassified out of Accumulated Other Comprehensive Income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for us beginning in the first quarter of fiscal year 2014 and did not have a material effect on the condensed consolidated financial statements, as the amounts reclassified out of other comprehensive income are immaterial for all periods presented.

(2)	Investment Securities

Our investment securities consist of Federal Agricultural Mortgage Corporation Series A preferred stock with a cost basis of $30 million and fair value of $27 million and $29 million at February 28, 2014 and May 31, 2013, respectively, and an unrealized loss of $3 million and $1 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. The investment has been in a continuous unrealized loss position for less than twelve months, primarily due to the increase in interest rates. We do not intend to sell this investment in the foreseeable future and we currently expect to fully recover our cost. Our investment in this Series A preferred stock is classified as available-for-sale and therefore recorded in the condensed consolidated balance sheets at fair value.

Our investments also include Federal Agricultural Mortgage Corporation Class A common stock with a cost basis of $0.5 million and a fair value of $2.1 million and $2.2 million at February 28, 2014 and May 31, 2013, respectively, and an unrealized gain of $1.6 million and $1.7 million, respectively, recorded in accumulated other comprehensive income on the condensed consolidated balance sheet. Our investment in this Class A common stock is classified as available-for-sale and therefore recorded in the condensed consolidated balance sheets at fair value.

(3)	Loans and Commitments

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows:

	February 28, 2014		May 31, 2013
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type (2):
Long-term fixed-rate loans	$18,185,111	$-	$17,918,268	$-
Long-term variable-rate loans	770,883	4,547,813	782,006	4,718,162
Loans guaranteed by RUS	203,173	-	210,815	-
Line of credit loans	1,476,166	8,996,845	1,385,228	8,704,586
Total loans outstanding	20,635,333	13,544,658	20,296,317	13,422,748
Deferred origination costs	9,731	-	9,557	-
Less: Allowance for loan losses	(56,040)	-	(54,325)	-
Net loans outstanding	$20,589,024	$13,544,658	$20,251,549	$13,422,748

Total by member class (2):
CFC:
Distribution	$15,186,620	$9,115,128	$14,941,192	$8,948,826
Power supply	4,149,104	3,024,666	4,007,669	3,145,518
Statewide and associate	64,822	128,440	70,956	102,087
CFC total	19,400,546	12,268,234	19,019,817	12,196,431
RTFC	455,492	312,466	503,359	317,344
NCSC	779,295	963,958	773,141	908,973
Total loans outstanding	$20,635,333	$13,544,658	$20,296,317	$13,422,748

(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

(2) Includes nonperforming and restructured loans.

Nonperforming and restructured loans outstanding and unadvanced commitments to members included in the table above are summarized by loan type and by company below:

	February 28, 2014		May 31, 2013
	Loans	Unadvanced	Loans	Unadvanced
(Dollars in thousands)	Outstanding	Commitments (1)	Outstanding	Commitments (1)
Nonperforming and restructured loans:
Nonperforming loans:
CFC:
Line of credit loans	$5,000	$-	$5,000	$-
NCSC:
Line of credit loans	450	-	-	-
RTFC:
Long-term fixed-rate loans	2,786	-	3,690	-
Long-term variable-rate loans	2,609	-	6,807	-
Total nonperforming loans	$10,845	$-	$15,497	$-

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,584	$-	$46,953	$-
Line of credit loans (2)	-	-	-	5,000
Total restructured loans	$7,584	$-	$46,953	$5,000

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

Unadvanced Loan Commitments

A total of $2,249 million and $1,703 million of unadvanced commitments at February 28, 2014 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance at February 28, 2014 under committed lines of credit that are not subject to a material adverse change clause and the related maturities by fiscal year and thereafter as follows:

	Available	Notional Maturities of Committed Lines of Credit
(Dollars in thousands)	Balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$2,248,762	$19,048	$55,026	$61,000	$466,061	$861,098	$786,529

The remaining unadvanced commitments totaling $11,296 million and $11,720 million at February 28, 2014 and May 31, 2013, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

Payment Status of Loans

The tables below present the payment status, including an aging of delinquent loans, of the recorded investment in loans outstanding by member class at February 28, 2014 and May 31, 2013:

	February 28, 2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Non-accrual Loans
CFC:
Distribution	$15,186,620	$-	$-	$-	$15,186,620	$7,584
Power supply	4,144,104	-	5,000	5,000	4,149,104	5,000
Statewide and associate	64,822	-	-	-	64,822	-
CFC total	19,395,546	-	5,000	5,000	19,400,546	12,584
RTFC	451,913	-	3,579	3,579	455,492	5,395
NCSC	779,295	-	-	-	779,295	450
Total loans outstanding	$20,626,754	$-	$8,579	$8,579	$20,635,333	$18,429

As a % of total loans	99.96%	0.00%	0.04%	0.04%	100.00%	0.09%

(1) All loans 90 days or more past due are on non-accrual status.

	May 31, 2013
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Non-accrual Loans
CFC:
Distribution	$14,938,351	$2,841	$-	$2,841	$14,941,192	$7,584
Power supply	4,002,669	-	5,000	5,000	4,007,669	5,000
Statewide and associate	70,956	-	-	-	70,956	-
CFC total	19,011,976	2,841	5,000	7,841	19,019,817	12,584
RTFC	495,040	4,163	4,156	8,319	503,359	10,497
NCSC	773,141	-	-	-	773,141	-
Total loans outstanding	$20,280,157	$7,004	$9,156	$16,160	$20,296,317	$23,081

As a % of total loans	99.92%	0.03%	0.05%	0.08%	100.00%	0.11%

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

The following table presents our loan portfolio by risk rating category and member class at February 28, 2014 and May 31, 2013:

	February 28, 2014			May 31, 2013
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,168,785	$17,835	$15,186,620	$14,922,558	$18,634	$14,941,192
Power supply	4,144,104	5,000	4,149,104	4,002,669	5,000	4,007,669
Statewide and associate	64,542	280	64,822	70,668	288	70,956
CFC total	19,377,431	23,115	19,400,546	18,995,895	23,922	19,019,817
RTFC	441,757	13,735	455,492	483,058	20,301	503,359
NCSC	776,981	2,314	779,295	770,419	2,722	773,141
Total loans outstanding	$20,596,169	$39,164	$20,635,333	$20,249,372	$46,945	$20,296,317

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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company:

	February 28, 2014				May 31, 2013
(Dollars in thousands)	Secured	%	Unsecured	%	Secured	%	Unsecured	%
Total by loan type:
Long-term fixed-rate loans	$17,128,504	94%	$1,056,607	6%	$16,871,594	94%	$1,046,674	6%
Long-term variable-rate loans	679,446	88	91,437	12	676,075	86	105,931	14
Loans guaranteed by RUS	203,173	100	-	-	210,815	100	-	-
Line of credit loans	307,820	21	1,168,346	79	294,575	21	1,090,653	79
Total loans outstanding	$18,318,943	89	$2,316,390	11	$18,053,059	89	$2,243,258	11

Total by company:
CFC	$17,323,741	89%	$2,076,805	11%	$17,049,029	90%	$1,970,788	10%
RTFC	436,001	96	19,491	4	482,647	96	20,712	4
NCSC	559,201	72	220,094	28	521,383	67	251,758	33
Total loans outstanding	$18,318,943	89	$2,316,390	11	$18,053,059	89	$2,243,258	11

Loan Loss Allowance

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The tables below summarize the changes in the allowance for loan losses by company for the three and nine months ended February 28, 2014.

	Three Months Ended February 28, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199
Provision for (recovery of) loan losses	1,543	(2,450)	1,694	787
Charge-offs	-	-	-	-
Recoveries of loans previously charged-off	54	-	-	54
Balance as of February 28, 2014	$44,359	$5,409	$6,272	$56,040

	Three Months Ended February 28, 2013
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2012	$133,578	$8,314	$6,845	$148,737
Provision for (recovery of) loan losses	432	(214)	(596)	(378)
Recoveries of loans previously charged-off	52	-	-	52
Balance as of February 28, 2013	$134,062	$8,100	$6,249	$148,411

	Nine Months Ended February 28, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for (recovery of) loan losses	2,953	(2,143)	2,351	3,161
Charge-offs	-	(1,606)	-	(1,606)
Recoveries of loans previously charged-off	160	-	-	160
Balance as of February 28, 2014	$44,359	$5,409	$6,272	$56,040

	Nine Months Ended February 28, 2013
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for (recovery of) loan losses	6,963	(462)	(1,574)	4,927
Recoveries of loans previously charged-off	158	-	-	158
Balance as of February 28, 2013	$134,062	$8,100	$6,249	$148,411

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the loan loss allowance and the recorded investment in outstanding loans by impairment methodology and by company:

	February 28, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$44,359	$4,950	$6,217	$55,526
Individually evaluated	-	459	55	514
Total ending balance of the allowance	$44,359	$5,409	$6,272	$56,040

Recorded investment in loans:
Collectively evaluated	$19,387,962	$450,097	$778,845	$20,616,904
Individually evaluated	12,584	5,395	450	18,429
Total recorded investment in loans (1)	$19,400,546	$455,492	$779,295	$20,635,333

Loans to members, net (1)	$19,356,187	$450,083	$773,023	$20,579,293

	May 31, 2013
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,246	$5,731	$3,921	$50,898
Individually evaluated	-	3,427	-	3,427
Total ending balance of the allowance	$41,246	$9,158	$3,921	$54,325

Recorded investment in loans:
Collectively evaluated	$18,967,864	$492,862	$773,141	$20,233,867
Individually evaluated	51,953	10,497	-	62,450
Total recorded investment in loans (1)	$19,019,817	$503,359	$773,141	$20,296,317

Loans to members, net (1)	$18,978,571	$494,201	$769,220	$20,241,992

(1) Excludes deferred origination costs of $10 million at February 28, 2014 and May 31, 2013.

Impaired Loans

Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class:

	February 28, 2014		May 31, 2013
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,584	$-	$46,953	$-
CFC/Power Supply	5,000	-	5,000	-
RTFC	3,580	-	-	-
Total	16,164	-	51,953	-

With a specific allowance recorded:
NCSC	450	55
RTFC	1,815	459	10,497	3,427
Total	2,265	514	10,497	3,427
Total impaired loans	$18,429	$514	$62,450	$3,427

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class:

	Three Months Ended February 28,
	2014	2013	2014	2013
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,584	$70,111	$-	$435
CFC/Power Supply	5,000	5,000	-	-
NCSC	454	-	-	-
RTFC	5,527	6,497	-	-
Total impaired loans	$18,565	$81,608	$-	$435

	Nine Months Ended February 28,
	Average Recorded Investment		Interest Income Recognized
(Dollars in thousands)	2014	2013	2014	2013
CFC/Distribution	$11,939	$208,632	$136	$13,522
CFC/Power Supply	5,000	5,000	-	-
NCSC	151	-	-	-
RTFC	7,735	6,668	-	-
Total impaired loans	$24,825	$220,300	$136	$13,522

Nonperforming and Restructured Loans

Foregone interest income as a result of holding loans on non-accrual status:

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Nonperforming loans	$120	$355	$440	$1,135
Restructured loans	122	-	367	-
Total	$242	$355	$807	$1,135

At February 28, 2014 and May 31, 2013, nonperforming loans totaled $11 million, or 0.05 percent, of loans outstanding and $15 million, or 0.08 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The debtor and certain secured creditors have negotiated a settlement for an agreed upon plan of reorganization. Another borrower in this group received a reversal of an unfavorable ruling related to state Universal Service Fund (“USF”) payments. In March 2014, this borrower made a payment moving its loans to current payment status. There is one other borrower in this group that is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At February 28, 2014 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.23 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. No interest income was accrued on restructured loans during the three months ended February 28, 2014 compared to $0.4 million of interest income during the prior-year period. Approximately $0.1 million of interest income was accrued on restructured loans during the nine months ended February 28, 2014, compared with $14 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced without concession during the first quarter of fiscal year 2014, with the new loan classified as performing at February 28, 2014. This loan was on accrual status since the time of restructuring. At February 28, 2014, all restructured loans were on non-accrual status.

We believe our allowance for loan loss is appropriate to cover the losses inherent in our loan portfolio at February 28, 2014.

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

(Dollars in thousands)	February 28, 2014	May 31, 2013
Collateral trust bonds:
2007 indenture
Distribution system mortgage notes	$5,454,096	$5,674,804
RUS guaranteed loans qualifying as permitted investments	162,509	165,823
Total pledged collateral	$5,616,605	$5,840,627
Collateral trust bonds outstanding	5,179,372	4,679,372

1994 indenture
Distribution system mortgage notes	$1,567,122	$1,641,858
Collateral trust bonds outstanding	1,310,000	1,465,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,784,959	$1,795,947
Notes payable outstanding	1,523,032	1,542,474

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$21,932	$23,536
Cash	7,221	7,634
Total pledged collateral	$29,153	$31,170
Notes payable outstanding	18,230	19,888

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See Note 6, Long-Term Debt.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding:

(Dollars in thousands)	February 28, 2014	May 31, 2013
Federal Financing Bank
Distribution and power supply system mortgage notes on deposit	$4,387,115	$3,903,786
Notes payable outstanding	3,999,000	3,674,000

(4)	Foreclosed Assets

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and subsequently evaluated for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. At February 28, 2014, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below:

	Nine Months Ended February 28, 2014
(Dollars in thousands)	CAH	DRP	Total
Balance as of May 31, 2013	$248,049	$13,423	$261,472
Results of operations	(7,853)	(629)	(8,482)
Cash investments (proceeds)	7,410	(5,250)	2,160
Balance as of February 28, 2014	$247,606	$7,544	$255,150

During the nine months ended February 28, 2014, our investment in the DRP foreclosed assets decreased primarily due to net cash proceeds received of $5 million from the sale of raw land and developed lots and bonds reimbursements received.

(5)	Short-Term Debt and Credit Arrangements

The following is a summary of short-term debt outstanding:

	February 28,	May 31,
(Dollars in thousands)	2014	2013
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$2,611,744	$2,009,884
Commercial paper sold directly to members, at par (1)	916,675	812,141
Commercial paper sold directly to non-members, at par (1)	20,160	39,298
Select notes	496,031	358,390
Daily liquidity fund notes sold directly to members	590,724	680,419
Bank bid notes	150,000	150,000
Subtotal short-term debt	4,785,334	4,050,132

Long-term debt maturing within one year:
Medium-term notes sold through dealers	270,282	989,607
Medium-term notes sold to members	365,845	391,318
Secured collateral trust bonds	854,605	1,504,949
Loan and guarantees subordinated certificates	53,370	37,176
Member capital securities	181,480	-
Secured notes payable	27,174	742,402
Unsecured notes payable	3,897	3,899
Total long-term debt maturing within one year	1,756,653	3,669,351
Total short-term debt	$6,541,987	$7,719,483

(1) Backup liquidity is provided by our revolving credit agreements.

Revolving Credit Agreements

At February 28, 2014 and May 31, 2013, we had $3,445 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 28, 2014, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

The following table presents the total available and the outstanding letters of credit under our revolving credit agreements:

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	February 28, 2014	May 31, 2013	February 28, 2014	May 31, 2013	Maturity	Facility Fee Per Year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,036,000	916,000	-	-	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,007,500	-	-	October 28, 2017	10 basis points
Five-year agreement	1,065,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	3,443,109	$3,096,512	$1,891	$3,488

(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2013, we amended our $1,006 million three-year, $1,088 million four-year, and $1,033 million five-year revolving credit agreements to extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements by one year each to October 28, 2016, 2017 and 2018, respectively. On February 7, 2014, we exercised our option to increase the commitment level for the three-year revolving credit agreement maturing on October 28, 2016, four-year revolving credit agreement maturing on October 28, 2017, and five-year revolving credit agreement maturing on October 28, 2018 by a total of $100 million to $1,036 million, $1,122 million, and $1,068 million, respectively.

The following represents our required and actual financial ratios under the revolving credit agreements:

		Actual
	Requirement	February 28, 2014	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.28	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.92	5.85

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

At February 28, 2014 and May 31, 2013, we were in compliance with all covenants under our revolving credit agreements and there were no borrowings outstanding under these agreements.

(6)	Long-Term Debt

The following is a summary of long-term debt outstanding:

	February 28,	May 31,
(Dollars in thousands)	2014	2013
Unsecured long-term debt:
Medium-term notes sold through dealers	$1,783,171	$1,528,424
Medium-term notes sold to members	119,098	182,790
Subtotal	1,902,269	1,711,214
Unamortized discount	(616)	(627)
Total unsecured medium-term notes	1,901,653	1,710,587

Unsecured notes payable	4,032,167	3,709,074
Unamortized discount	(796)	(920)
Total unsecured notes payable	4,031,371	3,708,154
Total unsecured long-term debt	5,933,024	5,418,741

Secured long-term debt:
Collateral trust bonds	5,634,372	4,639,372
Unamortized discount	(178,564)	(181,640)
Total secured collateral trust bonds	5,455,808	4,457,732
Secured notes payable	1,514,088	819,960
Total secured long-term debt	6,969,896	5,277,692
Total long-term debt	$12,902,920	$10,696,433

In June 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020. In November 2013, we issued $400 million of 3.40 percent collateral trust bonds due 2023. On December 16, 2013, we redeemed $150 million of our $600 million 4.75 percent collateral trust bonds due March 1, 2014. The premium and unamortized issuance costs totaling $1.5 million were recorded during the third quarter of fiscal 2014. In January 2014, we issued $300 million of 1.10% collateral trust bonds due 2017 and $300 million of 2.15% collateral trust bonds due 2019.

At February 28, 2014 and May 31, 2013, we had unsecured notes payable totaling $3,999 million and $3,674 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter program, which provides guarantees to the Federal Financing Bank. During the nine months ended February 28, 2014, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20 year maturity repayment period. At February 28, 2014, we had an aggregate amount of $924 million available under committed term loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank under this program.

At February 28, 2014 and May 31, 2013, secured notes payable include $1,523 million and $1,542 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. At February 28, 2014 and May 31, 2013, $26 million and $741 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt and

$1,497 and $801 million, respectively, was classified as long-term debt. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term.

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

At February 28, 2014 and May 31, 2013, we had $400 million of 4.75 percent subordinated deferrable debt outstanding due 2043. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

(8)	Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We utilize derivatives such as interest rate swaps and treasury rate locks to manage our interest rate risk exposure.

The following table shows the notional amounts outstanding and the weighted-average rate paid and received for our interest rate swaps by type:

	February 28, 2014			May 31, 2013
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,172,809	3.36%	0.22%	$5,287,889	3.39%	0.26%
Pay variable-receive fixed	3,124,000	0.86	3.62	3,500,440	1.12	4.62
Total interest rate swaps	$8,296,809	2.42	1.50	$8,788,329	2.49	2.00

The derivative gains (losses) line item of the condensed consolidated statement of operations includes cash settlements and derivative forward value for derivative instruments that do not meet hedge accounting criteria. Gains and losses recorded on the condensed consolidated statements of operations for our interest rate swaps are summarized below:

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Derivative cash settlements	$(18,788)	$(14,607)	$(54,944)	$(43,926)
Derivative forward value	(12,835)	61,233	98,925	62,194
Derivative (losses) gains	$(31,623)	$46,626	$43,981	$18,268

Rating Triggers for Derivatives

Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives. At February 28, 2014, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2014, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At February 28, 2014, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(Dollars in thousands)	Notional Amount	Our Required Payment	Amount We Would Collect	Net Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$-	$-	$-	$-
fall below Baa1/BBB+ (1)	6,576,953	(160,733)	75,860	(84,873)
Total	$6,576,953	$(160,733)	$75,860	$(84,873)

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

In addition to the rating triggers listed in the preceding table, at February 28, 2014, we had a total notional outstanding amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $9 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value, net of the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2014 was $167 million.

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

	February 28, 2014
			Net Amounts of Assets/	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Assets:
Derivatives - Interest rate swaps	$261,598	$-	$261,598	$193,733	$-	$67,865
Liabilities:
Derivatives - Interest rate swaps	380,518	-	380,518	193,733	-	186,785

	May 31, 2013
			Net Amounts of Assets/	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Assets:
Derivatives - Interest rate swaps	$257,878	$-	$257,878	$203,161	$-	$54,717
Liabilities:
Derivatives - Interest rate swaps	475,278	-	475,278	203,161	-	272,117

(9)	Equity

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

(10)	Guarantees

The following table summarizes total guarantees by type of guarantee and member class:

	February 28,	May 31,
(Dollars in thousands)	2014	2013
Total by type:
Long-term tax-exempt bonds	$519,185	$547,970
Letters of credit	472,008	447,683
Other guarantees	115,018	117,118
Total	$1,106,211	$1,112,771

Total by member class:
CFC:
Distribution	$209,336	$245,265
Power supply	801,785	810,900
Statewide and associate	5,488	6,948
CFC total	1,016,609	1,063,113
RTFC	2,304	3,711
NCSC	87,298	45,947
Total	$1,106,211	$1,112,771

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At February 28, 2014, our maximum potential exposure for the $73 million of fixed-rate tax-exempt bonds is $120 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $446 million and $473 million as of February 28, 2014 and May 31, 2013, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the member system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $131 million is secured at February 28, 2014. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at February 28, 2014, we may be required to issue up to an additional $168 million in letters of credit to third parties for the benefit of our members. As of February 28, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at February 28, 2014 we had hybrid letter of credit facilities totaling $1,615 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $353 million at February 28, 2014. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,262 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $116 million, all of which is unsecured.

At February 28, 2014 and May 31, 2013, we had $456 million and $410 million of guarantees, respectively, representing 41 percent of total guarantees at the end of each period, under which our right of recovery from our members was not secured.

At February 28, 2014, we were the liquidity provider for a total of $571 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $571 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $446 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart above as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the nine months ended February 28, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

At February 28, 2014 and May 31, 2013, we recorded a guarantee liability of $23 million and $25 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at February 28, 2014 and May 31, 2013 was $2 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $21 million and $23 million, respectively, at February 28, 2014 and May 31, 2013 relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below:

(Dollars in thousands)	Nine Months Ended February 28, 2014
Beginning balance as of May 31, 2013	$24,742
Net change in non-contingent liability	(1,729)
Provision for contingent guarantee liability	159
Ending balance as of February 28, 2014	$23,172

Liability as a percentage of total guarantees	2.09%

(11)	Fair Value Measurement

Fair Value

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets at February 28, 2014 and May 31, 2013 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent nonperforming loans.

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

Our investments in equity securities include investments in the Federal Agricultural Mortgage Corporation Class A common stock and Series A preferred stock, and are recorded in the condensed consolidated balance sheet at fair value. We calculate fair value of the investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three and nine months ended February 28, 2014 we recorded an unrealized gain of $2 million and an unrealized loss of $3 million, respectively, compared with an unrealized loss of $0.5 million and unrealized gain of $0.4 million, respectively, for the prior-year periods in accumulated other comprehensive income on the condensed consolidated balance sheet.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	February 28, 2014		May 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$-	$261,598	$-	$257,878
Derivative liabilities	-	380,518	-	475,278
Investments in common and preferred stock	28,702	-	31,632	-
Deferred compensation investments	4,035	-	3,716	-

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At February 28, 2014 and May 31, 2013, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific loan loss allowance. To estimate the fair value of the collateral, we may use third party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value include EBITDA multiples ranging from 3.5x to 5.0x. The material inputs used in estimating fair value by both internal staff and third party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third party inputs, we use the final unadjusted third party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

Assets measured at fair value on a non-recurring basis at February 28, 2014 and May 31, 2013, were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. For the three and nine months ended February 28, 2014 and 2013, respectively, there were no losses on our nonperforming loans. The following table provides the carrying/fair value of the related individual assets at February 28, 2014 and May 31, 2013:

	Level 3 Fair Value
	February 28,	May 31,
(Dollars in thousands)	2014	2013
Nonperforming loans, net of specific reserves	$10,331	$12,070

(12)	Fair Value of Financial Instruments

Carrying and fair values for our financial instruments are presented as follows:

	February 28, 2014		May 31, 2013
(Dollars in thousands)	Carrying value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$842,915	$842,915	$177,062	$177,062
Restricted cash	7,256	7,256	7,696	7,696
Investments	28,702	28,702	31,632	31,632
Time deposits	700,000	700,000	700,000	700,000
Deferred compensation investments	4,035	4,035	3,716	3,716
Loans to members, net	20,589,024	21,015,784	20,251,549	21,318,406
Debt service reserve funds	39,353	39,353	39,803	39,803
Derivative instruments	261,598	261,598	257,878	257,878

Liabilities:
Short-term debt	6,541,987	6,547,673	7,719,483	7,751,021
Long-term debt	12,902,920	14,079,914	10,696,433	12,156,097
Guarantee liability	23,172	26,061	24,742	27,730
Derivative instruments	380,518	380,518	475,278	475,278
Subordinated deferrable debt	400,000	372,200	400,000	404,300
Members’ subordinated certificates	1,486,965	1,486,965	1,729,226	1,880,672

Off-balance sheet instruments:
Commitments	-	-	-	-

See Note 11, Fair Value Measurement, for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our condensed consolidated balance sheets. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the nine months ended February 28, 2014 and the year ended May 31, 2013.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at February 28, 2014 and May 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, cash and cash equivalents classified within Level 1 of the fair value hierarchy totaled $843 million and $177 million, respectively.

Restricted Cash

Restricted cash consists of cash and cash equivalents for which use is contractually restricted. Restricted cash is valued at the carrying value, which approximates fair value. Restricted cash is classified within Level 1 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, restricted cash classified within Level 1 of the fair value hierarchy totaled $7 million and $8 million, respectively.

Investments

Our investments include investments in the Federal Agricultural Mortgage Corporation Class A common stock and Series A preferred stock. The Class A common stock and Series A preferred stock are classified as available-for-sale securities and recorded in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. The common stock and preferred stock are classified within Level 1 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, investments classified within Level 1 of the fair value hierarchy totaled $29 million and $32 million, respectively.

Time Deposits

Time deposits with financial institutions in interest bearing accounts have maturities of less than one year as of the reporting date and are valued at the carrying value, which approximates fair value. The deposits are classified within Level 2 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, time deposits classified within Level 2 of the fair value hierarchy totaled $700 million.

Deferred Compensation Investments

CFC offers a non-qualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are recorded in the condensed consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds and are classified within Level 1 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, deferred compensation investments classified within Level 1 of the fair value hierarchy totaled $4 million.

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

Fair values for fixed-rate loans are estimated using a discounted cash flow technique by discounting the expected future expected cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities. The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the current market rate.

Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See Note 11, Fair Value Measurement, for more details about how we calculate the fair value of certain nonperforming loans.

The carrying value of our variable rate loans adjusted for credit risk approximates fair value since variable-rate loans are eligible to be reset at least monthly.

Loans to members are classified within Level 3 of the fair value hierarchy and at February 28, 2014 and May 31, 2013, totaled $21,016 million and $21,318 million, respectively.

Debt Service Reserve Funds

Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments are comprised of actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value. Debt service reserve funds are classified within Level 1 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, debt service reserve funds classified within Level 1 of the fair value hierarchy totaled $39 million and $40 million, respectively.

Short-Term Debt

Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund and other long-term debt due within one year. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes, and daily liquidity fund. At February 28, 2014 and May 31, 2013, short-term debt classified within Level 1 of the fair value hierarchy is based on quoted prices in active markets and totaled $3,353 million and $2,840 million, respectively.

Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes. At February 28, 2014 and May 31, 2013, short-term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms and totaled $1,433 million and $1,210 million, respectively. Short-term debt classified within Level 2 also includes our collateral trust bonds and medium-term notes maturing within one year. At February 28, 2014 and May 31, 2013, such short-term debt classified within Level 2 of the fair value hierarchy totaled $1,495 million and $2,912 million, respectively. The fair value of short term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third party pricing services such as our banks that underwrite our other debt transactions.

Short-term debt classified within Level 3 of the fair value hierarchy includes our notes payable, members’ subordinated certificates and members’ capital securities due within one year and totaled $267 million and $789 million at February 28, 2014 and May 31, 2013, respectively. The fair value of short-term debt classified within Level 3 of the fair value hierarchy was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Long-Term Debt

Long-term debt consists of collateral trust bonds, medium-term notes and long-term notes payable. We issue substantially all collateral trust bonds and some medium-term notes in underwritten public transactions. Collateral trust bonds and medium-term notes are classified within Level 2 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, long-term debt classified within Level 2 of the fair value hierarchy totaled $8,424 million and $7,410 million, respectively. The fair value of long-term debt classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows. There is no active secondary trading for the underwritten collateral trust bonds and medium-term notes; therefore, dealer quotes and recent market prices are both used in estimating fair value. There is essentially no secondary market for the medium-term notes issued to our members or in transactions that are not underwritten; therefore, fair value is estimated based on observable benchmark yields and spreads for similar instruments supplied by banks that underwrite our other debt transactions.

The long-term notes payable are issued in private placement transactions and there is no secondary trading of such debt. Long-term notes payable are classified within Level 3 of the fair value hierarchy. Long-term debt classified within Level 3 of the fair value hierarchy totaled $5,656 million and $4,746 million at February 28, 2014 and May 31, 2013, respectively. The fair value was determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

Guarantees

The fair value of our guarantee liability is based on the fair value of our contingent and non-contingent exposure related to our guarantees. The fair value of our contingent exposure for guarantees is based on management’s estimate of our exposure to losses within the guarantee portfolio using a discounted cash flow method. The fair value of our non-contingent exposure for guarantees issued is estimated based on the total unamortized balance of guarantee fees paid and guarantee fees to be paid discounted at our current short-term funding rate, which represents management’s estimate of the fair value of our obligation to stand ready to perform. Guarantees are classified within Level 3 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, guarantees classified within Level 3 of the fair value hierarchy totaled $26 million and $28 million, respectively.

Subordinated Deferrable Debt

Subordinated deferrable debt outstanding was issued in an underwritten public transaction. There is no active secondary trading for this subordinated deferrable debt; therefore, dealer quotes and recent market prices are both used in estimating fair value based on a discounted cash flow method. Subordinated deferrable debt is classified within Level 2 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, subordinated deferrable debt classified within Level 2 of the fair value hierarchy totaled $372 million and $404 million, respectively.

Members’ Subordinated Certificates

Members’ subordinated certificates include (i) membership subordinated certificates issued to our members, (ii) loan and guarantee subordinated certificates issued as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. All members’ subordinated certificates are non-transferable other than among members with CFC’s consent and there is no ready market from which to obtain fair value quotes. These certificates are valued at par. Members’ subordinated certificates are classified within Level 3 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, members’ subordinated certificates classified within Level 3 of the fair value hierarchy totaled $1,487 million and $1,881 million, respectively.

Derivative Instruments

We record derivative instruments in the condensed consolidated balance sheets as either an asset or liability measured at fair value. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. Derivative instruments are classified within Level 2 of the fair value hierarchy. At February 28, 2014 and May 31, 2013, derivative asset instruments classified within Level 2 of the fair value hierarchy totaled $262 million and $258 million, respectively, and derivative liability instruments classified within Level 2 of the fair value hierarchy totaled $381 million and $475 million, respectively.

Commitments

The fair value of our commitments is estimated as the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

(13)	Segment Information

The following tables contain the segment presentation for the condensed consolidated statements of operations for the three and nine months ended February 28, 2014 and 2013 and condensed consolidated balance sheets at February 28, 2014 and 2013.

	Three Months Ended February 28, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$234,927	$12,613	$(8,808)	$238,732
Interest expense	(163,157)	(9,185)	8,808	(163,534)
Net interest income	71,770	3,428	-	75,198

Provision for loan losses	(787)	-	-	(787)
Net interest income after provision for loan losses	70,983	3,428	-	74,411

Non-interest income:
Fee and other income	5,127	374	201	5,702
Derivative losses	(30,808)	(815)	-	(31,623)
Results of operations from foreclosed assets	(1,164)	-	-	(1,164)
Total non-interest income	(26,845)	(441)	201	(27,085)

Non-interest expense:
General and administrative expenses	(14,477)	(2,505)	(201)	(17,183)
Provision for guarantee liability	(117)	-	-	(117)
Losses on early extinguishment of debt	(1,452)	-	-	(1,452)
Other	210	-	-	210
Total non-interest expense	(15,836)	(2,505)	(201)	(18,542)

Income prior to income taxes	28,302	482	-	28,784
Income tax expense	-	(243)	-	(243)
Net income	$28,302	$239	$-	$28,541

	Three Months Ended February 28, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$230,039	$13,971	$(9,989)	$234,021
Interest expense	(171,491)	(10,395)	9,987	(171,899)
Net interest income	58,548	3,576	(2)	62,122

Recovery of loan losses	378	-	-	378
Net interest income after recovery of loan losses	58,926	3,576	(2)	62,500

Non-interest income:
Fee and other income	6,229	335	(227)	6,337
Derivative gains (losses)	44,954	1,690	(18)	46,626
Results of operations from foreclosed assets	6,478	-	-	6,478
Total non-interest income	57,661	2,025	(245)	59,441

Non-interest expense:
General and administrative expenses	(27,638)	(2,870)	229	(30,279)
Recovery of guarantee liability	46	-	-	46
Other	(572)	-	18	(554)
Total non-interest expense	(28,164)	(2,870)	247	(30,787)

Income prior to income taxes	88,423	2,731	-	91,154
Income tax expense	-	(1,067)	-	(1,067)
Net income	$88,423	$1,664	$-	$90,087

	Nine Months Ended February 28, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$707,758	$37,958	$(26,659)	$719,057
Interest expense	(495,357)	(27,766)	26,659	(496,464)
Net interest income	212,401	10,192	-	222,593

Provision for loan losses	(3,161)	-	-	(3,161)
Net interest income after provision for loan losses	209,240	10,192	-	219,432

Non-interest income:
Fee and other income	13,314	1,068	601	14,983
Derivative gains	43,543	438	-	43,981
Results of operations from foreclosed assets	(8,482)	-	-	(8,482)
Total non-interest income	48,375	1,506	601	50,482

Non-interest expense:
General and administrative expenses	(47,140)	(6,630)	(601)	(54,371)
Provision for guarantee liability	(159)	-	-	(159)
Losses on early extinguishment of debt	(1,452)	-	-	(1,452)
Other	(89)	1	-	(88)
Total non-interest expense	(48,840)	(6,629)	(601)	(56,070)

Income prior to income taxes	208,775	5,069	-	213,844
Income tax expense	-	(2,045)	-	(2,045)
Net income	$208,775	$3,024	$-	$211,799

Assets:
Total loans outstanding	$20,605,354	$1,234,787	$(1,204,808)	$20,635,333
Deferred origination costs	9,731	-	-	9,731
Less: Allowance for loan losses	(56,040)	-	-	(56,040)
Loans to members, net	20,559,045	1,234,787	(1,204,808)	20,589,024
Other assets	2,492,657	145,847	(120,199)	2,518,305
Total assets	$23,051,702	$1,380,634	$(1,325,007)	$23,107,329

	Nine Months Ended February 28, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$703,721	$42,304	$(30,289)	$715,736
Interest expense	(521,525)	(31,558)	30,287	(522,796)
Net interest income	182,196	10,746	(2)	192,940

Provision for loan losses	(4,927)	-	-	(4,927)
Net interest income after provision for loan losses	177,269	10,746	(2)	188,013

Non-interest income:
Fee and other income	28,762	1,021	(681)	29,102
Derivative (gains) losses	18,518	(232)	(18)	18,268
Results of operations from foreclosed assets	804	-	-	804
Total non-interest income	48,084	789	(699)	48,174

Non-interest expense:
General and administrative expenses	(59,935)	(7,648)	683	(66,900)
Recovery of guarantee liability	147	-	-	147
Other	(5,119)	-	18	(5,101)
Total non-interest expense	(64,907)	(7,648)	701	(71,854)

Income prior to income taxes	160,446	3,887	-	164,333
Income tax expense	-	(1,519)	-	(1,519)
Net income	$160,446	$2,368	$-	$162,814

Assets:
Total loans outstanding	$19,445,360	$1,245,392	$(1,213,018)	$19,477,734
Deferred origination costs	8,414	-	-	8,414
Less: Allowance for loan losses	(148,411)	-	-	(148,411)
Loans to members, net	19,305,363	1,245,392	(1,213,018)	19,337,737
Other assets	2,133,425	151,832	(124,793)	2,160,464
Total assets	$21,438,788	$1,397,224	$(1,337,811)	$21,498,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements and the costs and effects of legal or governmental proceedings involving CFC or its members. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

Introduction

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

Throughout this management discussion and analysis, we refer to certain of our financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”) as “adjusted.” In our Executive Summary, our discussion focuses on the key metrics that we use to evaluate our business, which are adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. The financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the related GAAP measures. In addition to the adjusted measures mentioned above, we also use GAAP measures such as loans outstanding in our evaluation of our business performance. The main adjustments we make to calculate the non-GAAP measures compared with the related GAAP measures are to adjust interest expense to include derivative cash settlements; to adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments; to exclude from senior debt the amount that funds CFC member loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and to adjust total equity to include subordinated deferrable debt and members’ subordinated certificates. See Non-GAAP Financial Measures for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the related GAAP measures.

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

Executive Summary

Lending Activity

At February 28, 2014, total loans outstanding were $20,635 million, which represented a $339 million, or 2 percent, increase during the nine months ended February 28, 2014, primarily due to an increase of $245 million in CFC distribution loans and an increase of $141 million in CFC power supply loans, partly offset by a decrease of $48 million in RTFC loans.

During the nine months ended February 28, 2014, $973 million of CFC long-term fixed-rate loans repriced. Of this total, $816 million repriced to a new long-term fixed rate; $67 million repriced to a long-term variable rate; $17 million repriced to a new rate offered as part of our loan sales program and were sold by CFC with CFC continuing to service the loans sold; and $73 million were repaid in full.

Funding Activity

At February 28, 2014, total debt outstanding was $21,332 million, an increase of $787 million, or 4 percent, during the nine months ended February 28, 2014. The increase was primarily due to funding for the $339 million increase in loans outstanding and the $666 million increase in cash. The increase in cash at February 28, 2013 was driven primarily by the prefunding of $450 million of collateral trust bonds that matured on March 1, 2014.

Since May 31, 2013, long-term debt maturing in the next 12 months decreased by $1,913 million, which we refinanced through the issuance of original issue short-term debt and other long-term debt funding. Specifically, original issue short-term debt increased by $735 million as we continued to maintain a high utilization of our commercial paper and other original issue short-term funding to take advantage of the low interest rate environment. At February 28, 2014 and May 31, 2013, commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 22 percent and 20 percent of total debt outstanding, respectively. Since May 31, 2013, we borrowed $325 million as part of the Guaranteed Underwriter Program and issued $1,400 million of collateral trust bonds.

During the nine months ended February 28, 2014, we took advantage of availability in the capital markets to extend the maturity and increase the amount of our revolving credit agreements thereby providing us with an additional source of liquidity. Specifically, on October 28, 2013, we amended our $1,006 million three-year, $1,088 million four-year, and $1,033 million five-year revolving credit agreements to extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements by one year each to October 28, 2016, 2017 and 2018, respectively. In addition, on February 7, 2014, we exercised our option to increase the commitment level for the three-year revolving credit agreement maturing on October 28, 2016, four-year revolving credit agreement maturing on October 28, 2017, and five-year revolving credit agreement maturing on October 28, 2018 by a total of $100 million to $1,036 million, $1,122 million, and $1,068 million, respectively.

Financial Results

For the nine months ended February 28, 2014 and 2013, we reported net income of $212 million and $163 million, respectively, and TIER of 1.43 and 1.31, respectively. As previously mentioned, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. For the nine months ended February 28, 2014 and 2013, our adjusted net income was $113 million and $101 million, respectively, and adjusted TIER was 1.20 and 1.18, respectively.

The increase to our adjusted net income for the nine months ended February 28, 2014 as compared with the same prior-year period was driven primarily by a $19 million increase in adjusted net interest income and a $17 million decrease in salaries and employee benefits, partially offset by a $14 million decrease in fee and other income and a $9 million decrease in the results of operations of foreclosed assets.

The $19 million increase in adjusted net interest income was primarily due to the refinancing of higher cost debt with lower cost debt and the continued higher utilization of our original issue short-term debt. The $17 million decrease in salaries and employee benefits was due to the voluntary $13 million contribution that CFC made to its National Rural Electric Cooperative Association (“NRECA”) sponsored Retirement Security Plan in January 2013. The $14 million decrease in fee and other income was due to a $13 million prepayment fee received on a capital expenditures loan in September 2012. The $9 million decrease in the results of operations of foreclosed assets was due to $13 million in positive one-time adjustments recorded in the prior year period.

At February 28, 2014, our debt-to-equity ratio decreased to 22.33-to-1 compared with 26.21-to-1 at May 31, 2013. As mentioned previously, we use adjusted non-GAAP measures in our own analysis to evaluate our performance and for covenant compliance. Our adjusted debt-to-equity ratio increased to 6.01 -to-1 at February 28, 2014 compared with 5.76-to-1 at May 31, 2013, due to the increase in adjusted liabilities partially offset by the increase in adjusted equity. A portion of the increase in adjusted liabilities was temporary and driven by the prefunding for the $450 million of collateral trust bonds that matured on March 1, 2014.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled long-term loan repayments over the next 12 months partially offset by expected repayments of line of credit bridge loans. We anticipate a slight increase to earnings from core lending operations over the next 12 months due to the increase to long-term loans outstanding.

During the nine months ended February 28, 2014, the CFC Board of Directors authorized management to execute the call of our 7.5 percent member capital securities held by CFC members. As of February 28, 2014, $86 million of the 7.5 percent member capital securities were redeemed and we had call notices outstanding for another $181 million. The call dates for the $181 million will take place through May 2014. Over the next 12 months, we expect to provide notice to members for the early call of an additional $120 million of 7.5 percent member capital securities with call dates through January 2015. The Board of Directors also authorized management to offer members the option to invest in a new series of 5 percent member capital securities. As of February 28, 2014, members have invested $53 million in the new 5 percent member capital securities.

We have $4,785 million of short-term debt and $1,757 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At February 28, 2014, we had $1,572 million in cash, investments and time deposits, up to $924 million available under committed term loan facilities from the Federal Financing Bank, $3,443 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,377 million available under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation. On March 21, 2014, the amount available under committed revolving lines of credit will decrease by $219 million to $3,224. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $4,785 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature over the next 12 months, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

As indicated above, our adjusted debt-to-equity ratio was 6.01-to-1 at February 28, 2014 compared with 5.76-to-1 at May 31, 2013. This temporary increase is driven primarily by the prefunding for the $450 million of collateral trust bonds that matured on March 1, 2014. Accordingly, we expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

Results of Operations

Table 1 presents the results of operations for the three and nine months ended February 28, 2014 and 2013.

Table 1: Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Interest income	$238,732	$234,021	$4,711	$719,057	$715,736	$3,321
Interest expense	(163,534)	(171,899)	8,365	(496,464)	(522,796)	26,332
Net interest income	75,198	62,122	13,076	222,593	192,940	29,653
(Provision for) recovery of loan losses	(787)	378	(1,165)	(3,161)	(4,927)	1,766
Net interest income after (provision for) recovery of loan losses	74,411	62,500	11,911	219,432	188,013	31,419

Non-interest income:
Fee and other income	5,702	6,337	(635)	14,983	29,102	(14,119)
Derivative (losses) gains	(31,623)	46,626	(78,249)	43,981	18,268	25,713
Results of operations from foreclosed assets	(1,164)	6,478	(7,642)	(8,482)	804	(9,286)
Total non-interest income	(27,085)	59,441	(86,526)	50,482	48,174	2,308

Non-interest expense:
Salaries and employee benefits	(8,013)	(23,627)	15,614	(27,359)	(44,180)	16,821
Other general and administrative expenses	(9,170)	(6,652)	(2,518)	(27,012)	(22,720)	(4,292)
(Provision for) recovery of guarantee liability	(117)	46	(163)	(159)	147	(306)
Losses on early extinguishment of debt	(1,452)	-	(1,452)	(1,452)	-	(1,452)
Other	210	(554)	764	(88)	(5,101)	5,013
Total non-interest expense	(18,542)	(30,787)	12,245	(56,070)	(71,854)	15,784

Income prior to income taxes	28,784	91,154	(62,370)	213,844	164,333	49,511

Income tax expense	(243)	(1,067)	824	(2,045)	(1,519)	(526)
Net income	28,541	90,087	(61,546)	211,799	162,814	48,985
Less: Net income attributable to noncontrolling interest	(239)	(1,664)	1,425	(3,024)	(2,368)	(656)
Net income attributable to CFC	$28,302	$88,423	$(60,121)	$208,775	$160,446	$48,329
Adjusted net income	$41,376	$28,854	$12,522	$112,874	$100,620	$12,254
Adjusted interest expense	$(182,322)	$(186,506)	$4,184	$(551,408)	$(566,722)	$15,314

TIER	1.17	1.52		1.43	1.31
Adjusted TIER (1)	1.23	1.15		1.20	1.18

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

Table 2: Average Balances, Interest Income and Average Yields – Assets

	Three Months Ended February 28,
	2014	2013	2014	2013	2014	2013
(Dollars in thousands)	Average Volume		Interest Income		Average Yield
Long-term fixed-rate loans	$18,376,969	$17,182,523	$220,227	$216,716	4.86%	5.12%
Long-term variable-rate loans	763,410	729,798	5,217	5,203	2.77	2.89
Line of credit loans	1,365,352	1,326,557	8,302	7,961	2.47	2.43
Restructured loans (2)	7,584	36,994	-	436	-	4.78
Nonperforming loans	11,017	47,322	-	-	-	-
Total	20,524,332	19,323,194	233,746	230,316	4.62	4.83
Investments	901,023	951,724	1,932	1,864	0.87	0.79
Fee income (1)	-	-	3,054	1,841	-	-
Total	$21,425,355	$20,274,918	$238,732	$234,021	4.52	4.68

	Nine Months Ended February 28,
	2014	2013	2014	2013	2014	2013
(Dollars in thousands)	Average Volume		Interest Income		Average Yield
Long-term fixed-rate loans	$18,368,742	$17,038,055	$666,762	$652,903	4.85%	5.12%
Long-term variable-rate loans	720,419	704,607	14,871	16,121	2.76	3.06
Line of credit loans	1,266,853	1,212,741	23,379	23,066	2.47	2.54
Restructured loans (2)	11,909	196,245	136	13,523	1.53	9.21
Nonperforming loans	13,073	47,847	-	-	-	-
Total	20,380,996	19,199,495	705,148	705,613	4.63	4.91
Investments	895,502	576,415	5,685	4,378	0.85	1.02
Fee income (1)	-	-	8,224	5,745	-	-
Total	$21,276,498	$19,775,910	$719,057	$715,736	4.52	4.84

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

Table 3: Rate/ Volume Analysis of Changes in Interest Income

	Three Months Ended February 28, 2014 vs. 2013			Nine Months Ended February 28, 2014 vs. 2013
	Change due to (3)			Change due to (3)
(Dollars in thousands)	Average Volume (1)	Average Rate (2)	Net Change	Average Volume (1)	Average Rate (2)	Net Change
Increase (decrease) in interest income:
Long-term fixed-rate loans	$15,065	$(11,554)	$3,511	$50,991	$(37,132)	$13,859
Long-term variable-rate loans	240	(226)	14	362	(1,612)	(1,250)
Line of credit loans	233	108	341	1,029	(716)	313
Restructured loans	(347)	(89)	(436)	(12,702)	(685)	(13,387)
Total interest income on loans	15,191	(11,761)	3,430	39,680	(40,145)	(465)
Investments	(99)	167	68	2,424	(1,117)	1,307
Fee income	-	1,213	1,213	-	2,479	2,479
Total interest income	$15,092	$(10,381)	$4,711	$42,104	$(38,783)	$3,321

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

During the three months ended February 28, 2014, interest income increased by 2 percent compared with the prior-year period, primarily due to the 6 percent increase in average loan balances partly offset by the 21 basis-point decrease in the average rate on loans. During the nine months ended February 28, 2014, interest income increased by 1 percent compared with the prior-year period, primary due to the 6 percent increase in average loan balances partly offset by the 28 basis-point decrease in the average rate on loans. The increase in the total interest income earned for the three and nine months ended February 28, 2014 compared with the prior-year periods was driven primarily by the increase in interest income earned on our long-term fixed rate loans, time deposits and fee income. For the nine months ended February 28, 2014, this increase in interest income is partly offset by the $13 million decrease in interest income earned on restructured loans due to the pay-off of a $414 million restructured loan in September 2012.

The increase in interest income earned on long-term fixed-rate loans during the three and nine months ended February 28, 2014 compared with the prior-year periods was primarily due to the $1,194 million and $1,331 million increase in average fixed-rate loan balances, respectively, partly offset by a 26 basis-point and 27 basis-point decrease in the weighted average rate earned on our long-term fixed-rate loans, respectively. The increase in average fixed-rate loan balances was primarily due to a large amount of advances to CFC and NCSC borrowers during the fourth quarter of fiscal 2013 to refinance debt from other lenders, to fund capital improvements and for new loan advances. The decrease in average yield on fixed-rate loans was due to activity in the capital markets and the repricing of loans. As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. As benchmark treasury rates and spreads tightened over the past few years, there was a continued reduction in the rates we had to pay for funding in the capital markets and we lowered the long-term fixed rates we offered on our new loans. Although the average long-term fixed interest rates we offered on electric loans started to increase during the three and nine months ended February 28, 2014, the residual impact of lower rates offered over the past few years continued to result in a decrease in the average yield earned when comparing the three and nine months ended February 28, 2014 to the prior-year periods.

Our nonperforming and restructured loans on non-accrual status affect interest income for both the current and prior-year period. The effect of non-accrual loans on interest income is included in the rate variance in Table 3. Table 4 summarizes foregone interest income as a result of holding loans on non-accrual status.

Table 4: Foregone Interest Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Electric	$163	$253	$480	$818
Telecommunications	79	102	327	317
Total	$242	$355	$807	$1,135

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

Table 5: Average Balances, Interest Expense and Average Cost – Liabilities

	Three Months Ended February 28,
	2014	2013	2014	2013	2014	2013
(Dollars in thousands)	Average Volume		Interest Expense		Average Cost
Short-term debt (1) (2)	$4,302,019	$4,094,800	$(1,406)	$(1,717)	(0.13)%	(0.17)%
Medium-term notes (1)	2,860,761	2,508,941	(20,369)	(21,294)	(2.89)	(3.44)
Collateral trust bonds (1)	5,961,449	6,278,731	(76,090)	(84,197)	(5.18)	(5.44)
Subordinated deferrable debt (1)	395,605	181,022	(4,750)	(2,806)	(4.87)	(6.29)
Subordinated certificates (1)	1,597,612	1,710,005	(19,777)	(20,345)	(5.02)	(4.83)
Long-term notes payable (1)	5,523,806	4,971,218	(37,130)	(37,622)	(2.73)	(3.07)
Total	20,641,252	19,744,717	(159,522)	(167,981)	(3.13)	(3.45)
Debt issuance costs (3)	-	-	(1,806)	(1,891)	-	-
Fee expense (4)	-	-	(2,206)	(2,027)	-	-
Total	$20,641,252	$19,744,717	$(163,534)	$(171,899)	(3.21)	(3.53)

Derivative cash settlements (5)	$8,370,764	$9,018,749	$(18,788)	$(14,607)	(0.91)%	(0.66)%
Adjusted interest expense (6)	20,641,252	19,744,717	(182,322)	(186,506)	(3.58)	(3.83)

	Nine Months Ended February 28,
	2014	2013	2014	2013	2014	2013
(Dollars in thousands)	Average Volume		Interest Expense		Average Cost
Short-term debt (1) (2)	$4,231,172	$3,600,613	$(4,445)	$(5,033)	(0.14)%	(0.19)%
Medium-term notes (1)	2,860,405	2,552,135	(62,920)	(74,010)	(2.94)	(3.88)
Collateral trust bonds (1)	5,903,818	6,276,946	(227,746)	(247,907)	(5.16)	(5.28)
Subordinated deferrable debt (1)	395,676	181,008	(14,250)	(8,419)	(4.82)	(6.22)
Subordinated certificates (1)	1,686,475	1,712,984	(60,897)	(61,227)	(4.83)	(4.78)
Long-term notes payable (1)	5,474,278	4,843,041	(113,828)	(113,933)	(2.78)	(3.15)
Total	20,551,824	19,166,727	(484,086)	(510,529)	(3.15)	(3.56)
Debt issuance costs (3)	-	-	(5,453)	(5,733)	-	-
Fee expense (4)	-	-	(6,925)	(6,534)	-	-
Total	$20,551,824	$19,166,727	$(496,464)	$(522,796)	(3.23)	(3.65)

Derivative cash settlements (5)	$8,385,112	$9,211,950	$(54,944)	$(43,926)	(0.88)%	(0.64)%
Adjusted interest expense (6)	20,551,824	19,166,727	(551,408)	(566,722)	(3.59)	(3.95)

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

Table 6: Rate / Volume Analysis of Changes in Interest Expense

	Three Months Ended February 28, 2014 vs. 2013			Nine Months Ended February 28, 2014 vs. 2013
	Change due to (3)			Change due to (3)
(Dollars in thousands)	Average Volume (1)	Average Rate (2)	Net Change	Average Volume (1)	Average Rate (2)	Net Change
(Increase) decrease in interest expense:
Short-term debt	$(87)	$398	$311	$(882)	$1,470	$588
Medium-term notes	(2,986)	3,911	925	(8,940)	20,030	11,090
Collateral trust bonds	4,255	3,852	8,107	14,737	5,424	20,161
Subordinated deferrable debt	(3,326)	1,382	(1,944)	(9,985)	4,154	(5,831)
Subordinated certificates	1,337	(769)	568	948	(618)	330
Long-term notes payable	(4,182)	4,674	492	(14,850)	14,955	105
Total interest expense on debt	(4,989)	13,448	8,459	(18,972)	45,415	26,443
Debt issuance costs	-	85	85	-	280	280
Fee expense	-	(179)	(179)	-	(391)	(391)
Total interest expense	$(4,989)	$13,354	$8,365	$(18,972)	$45,304	$26,332

Derivative cash settlements (4)	$1,049	$(5,230)	$(4,181)	$3,943	$(14,961)	$(11,018)
Adjusted interest expense (5)	(3,940)	8,124	4,184	(15,029)	30,343	15,314

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

During the three and nine months ended February 28, 2014, the average balance of debt outstanding increased by 5 percent and 7 percent, respectively, compared to the prior-year periods in order to fund the overall growth in our balance sheet. Despite the increase in average debt outstanding, total interest expense decreased by 5 percent compared with the prior-year periods. The lower interest rates and tighter credit spreads available in the capital markets allowed us to refinance maturing debt at a lower cost. Specifically, the decrease in interest expense for the three and nine months ended February 28, 2014 is due to the 32 basis-point and 42 basis-point reduction in the total weighted average cost of debt, respectively. The lower average interest rate on debt is primarily due to the refinancing of $340 million of 8 percent medium-term notes in the second quarter of fiscal year 2013 and an overall decrease in the average volume of collateral trust bonds outstanding partially offset by an increase in the average volume of subordinated deferrable debt. We funded the refinancing of higher cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds and notes payable issued under the Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation. Short-term debt is our lowest cost of funding, with an average cost of 13 basis points and 14 basis points for the three and nine months ended February 28, 2014, respectively. Our utilization of short-term debt increased from 19 percent to 21 percent of average total debt during the nine months ended February 28, 2014, compared with the prior-year period, while the weighted average rate paid for these instruments during the same period decreased slightly.

Adjusted interest expense, which includes all derivative cash settlements, was $182 million and $551 million for the three and nine months ended February 28, 2014, respectively, compared with $187 million and $567 million for the three and nine months ended February 28, 2013, respectively. The decrease in adjusted interest expense during the three and nine months ended February 28, 2014 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the three and nine months ended February 28, 2014. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

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

Table 7: Net Interest Income and Net Interest Yield

	Three Months Ended February 28,
	2014	2013	2014	2013
(Dollars in thousands)	Interest Income (Expense)		Average Yield (Cost)
Total interest income	$238,732	$234,021	4.52%	4.68%
Total interest expense	(163,534)	(171,899)	(3.21)	(3.53)
Net interest income/Net yield	$75,198	$62,122	1.31%	1.15%

	Nine Months Ended February 28,
	2014	2013	2014	2013
(Dollars in thousands)	Interest Income (Expense)		Average Yield (Cost)
Total interest income	$719,057	$715,736	4.52%	4.84%
Total interest expense	(496,464)	(522,796)	(3.23)	(3.65)
Net interest income/Net yield	$222,593	$192,940	1.29%	1.19%

	Three Months Ended February 28,
	2014	2013	2014	2013
(Dollars in thousands)	Interest Income (Expense)		Average Yield (Cost)
Total interest income	$238,732	$234,021	4.52%	4.68%
Total adjusted interest expense	(182,322)	(186,506)	(3.58)	(3.83)
Adjusted net interest income/Adjusted net yield (1)	$56,410	$47,515	0.94%	0.85%

	Nine Months Ended February 28,
	2014	2013	2014	2013
(Dollars in thousands)	Interest Income (Expense)		Average Yield (Cost)
Total interest income	$719,057	$715,736	4.52%	4.84%
Total adjusted interest expense	(551,408)	(566,722)	(3.59)	(3.95)
Adjusted net interest income/Adjusted net yield (1)	$167,649	$149,014	0.93%	0.89%

(1) See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted net interest income.

Table 8: Rate/ Volume Analysis of Changes in Net Interest Income

	Three Months Ended February 28, 2014 vs. 2013			Nine Months Ended February 28, 2014 vs. 2013
	Change Due to (3)			Change Due to (3)
(Dollars in thousands)	Average Volume (1)	Average Rate (2)	Net Change	Average Volume (1)	Average Rate (2)	Net Change
Increase in net interest income	$10,103	$2,973	$13,076	$23,132	$6,521	$29,653
Increase in adjusted net interest income	11,152	(2,257)	8,895	27,075	(8,440)	18,635

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

Net interest income for the three and nine months ended February 28, 2014, increased by 21 percent and 15 percent, respectively, compared with the prior-year periods due to the reduction in interest expense. The primary factor driving the reduction in interest expense was our refinancing of maturing term debt with lower cost debt during fiscal year 2013 and 2014. We maintained a higher average balance of commercial paper, medium-term notes and long-term notes payable, which have a lower weighted-average cost, in our overall funding mix.

Adjusted net interest income for the three and nine months ended February 28, 2014, increased by 19 percent and 13 percent, respectively, compared with the prior-year periods primarily due to the reduction in interest expense, partially offset by higher derivative cash settlements expense compared with the prior-year periods. See Non-GAAP Financial Measures for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Provision for Loan Losses

The provision for loan losses during the three months ended February 28, 2014 was $0.8 million compared to a recovery of $0.4 million during the prior-year period. The loan loss provision of $3 million during the nine months ended February 28, 2014, was due to an increase to the allowance held for general loans of $3 million and an increase in the qualitative component of the general reserve of $2 million, partially offset by the $1.5 million decrease in the allowance held for impaired loans. The increase in the reserve for the general portfolio for the nine months ended February 28, 2014 was driven primarily by the overall increase in the balance of loans outstanding and a slight deterioration in certain borrowers’ internal risk ratings during fiscal 2014. The loan loss provision of $5 million for the nine months ended February 28, 2013 was due to the increase in the allowance held for the general loan portfolio of $6 million and an increase in the allowance held for large loan exposures of $6 million, partially offset by the reduction of $8 million to the allowance held for impaired loans.

Non-interest Income

Non-interest income decreased by $87 million for the three months ended February 28, 2014, compared with the prior-year period, primarily due to the increase in derivative losses of $78 million and the decrease in the results of operations of foreclosed assets of $8 million.

Non-interest income increased by $2 million for the nine months ended February 28, 2014, compared with the prior-year period, primarily due to the increase in derivative gains of $26 million partly offset by the decrease in fee and other income of $14 million and decrease in the results of operations of foreclosed assets of $9 million. The reduction in fee income for the nine months ended February 28, 2014 is due to the $13 million prepayment fee received on a capital expenditures loan in September 2012. The $9 million decrease in the results of operations of foreclosed assets was due to $13 million in positive one-time adjustments recorded in the prior year period.

The derivative (losses) gains line item includes income and losses recorded for our interest rate swaps as summarized below in Table 9.

Table 9: Derivative Gains (Losses)

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	Net Change	2014	2013	Net Change
Derivative cash settlements	$(18,788)	$(14,607)	$(4,181)	$(54,944)	$(43,926)	$(11,018)
Derivative forward value	(12,835)	61,233	(74,068)	98,925	62,194	36,731
Derivative (losses) gains	$(31,623)	$46,626	$(78,249)	$43,981	$18,268	$25,713

We currently use two types of interest rate exchange agreements: (i) we pay a fixed rate and receive a variable rate and (ii) we pay a variable rate and receive a fixed rate.

Table 10 provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted average interest rate paid and received for cash settlements.

Table 10: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended February 28,
	2014			2013
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,250,939	3.34%	0.24%	$5,518,309	3.49%	0.30%
Pay variable-receive fixed	3,119,825	0.91	3.85	3,500,440	1.13	4.65
Total	$8,370,764	2.43	1.60	$9,018,749	2.58	1.98

	Nine Months Ended February 28,
	2014			2013
(Dollars in thousands)	Average notional balance	Weighted- average rate paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,332,403	3.36%	0.25%	$5,607,847	3.61%	0.37%
Pay variable-receive fixed	3,052,709	0.97	4.06	3,604,103	1.20	4.67
Total	$8,385,112	2.49	1.64	$9,211,950	2.66	2.05

During the three and nine months ended February 28, 2014, the weighted-average rate we paid on our interest rate swap agreements was 83 basis points and 85 basis points, respectively, higher than the weighted-average rate we received, whereas the weighted-average rate we paid on our interest rate swap agreements was 60 basis points and 61 basis points, respectively, higher than the weighted-average rate we received during the prior-year periods. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $575 million of pay variable-receive fixed interest rate swaps that matured since February 28, 2013.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the three and nine months ended February 28, 2014 decreased by $74 million and increased by $37 million, respectively, compared with the prior-year periods. For the three months ended February 28, 2014, the derivative value forward loss of $13 million was due to the downward shift and flattening of the estimated yield curve for our swaps of 3 basis points and 16 basis points, respectively. For the nine months ended February 28, 2014, the derivative value forward gain of $99 million was due to the upward shift and steepening of the estimated yield curve for our swaps of 32 basis points and 42 basis points, respectively. During the nine months ended February 28, 2014, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 64 percent of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the nine months ended February 28, 2014, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and changes in the estimated yield curve.

Non-interest Expense

Non-interest expense decreased by $12 million and $16 million during the three and nine months ended February 28, 2014, respectively, compared with prior-year periods, primarily driven by the voluntary $13 million contribution that CFC made to its NRECA sponsored Retirement Security Plan in January 2013. The decrease in non-interest expense during the nine months ended February 28, 2014 was also driven by a payment of $4 million made in the prior-year period related to the Innovative Communication Corporation bankruptcy.

Net Income

The changes in the items described above resulted in net income of $29 million and $212 million for the three and nine months ended February 28, 2014, respectively, compared with net income of $90 million and $163 million for the same prior-year periods. The adjusted net income, which excludes the effect of the derivative forward value, was $41 million and $113 million for the three and nine months ended February 28, 2014, respectively, compared with the adjusted net income of $29 million and $101 million, respectively, for the same prior-year periods. Based on the adjusted net income, adjusted TIER was 1.23 and 1.20 , respectively, for the three and nine months ended February 28, 2014 compared with an adjusted TIER of 1.15 and 1.18 for the same prior-year periods, respectively. See Non-GAAP Financial Measures for further explanation of the adjustments we make in our financial analysis to net income.

Net Income Attributable to the Noncontrolling Interest

The net income or loss attributable to the noncontrolling interest represents 100 percent of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100 percent of the interest in their respective companies. Noncontrolling interest income for the three and nine months ended February 28, 2014 was $0.2 million and $3 million, respectively, compared with $2 million for the prior-year periods. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

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

Table 11 summarizes loans outstanding by type and by member class.

Table 11: Loans Outstanding by Type and Member Class

(Dollars in thousands)	February 28, 2014		May 31, 2013		Increase/
Loans by type (1):	Amount	%	Amount	%	(decrease)
Long-term loans:
Long-term fixed-rate loans	$18,185,111	88%	$17,918,268	88%	$266,843
Long-term variable-rate loans	770,883	4	782,006	4	(11,123)
Loans guaranteed by RUS	203,173	1	210,815	1	(7,642)
Total long-term loans	19,159,167	93	18,911,089	93	248,078
Line of credit loans	1,476,166	7	1,385,228	7	90,938
Total loans	$20,635,333	100%	$20,296,317	100%	$339,016

Loans by member class (1):
CFC:
Distribution	$15,186,620	74%	$14,941,192	74%	$245,428
Power supply	4,149,104	20	4,007,669	20	141,435
Statewide and associate	64,822	-	70,956	-	(6,134)
CFC total	19,400,546	94	19,019,817	94	380,729
RTFC	455,492	2	503,359	2	(47,867)
NCSC	779,295	4	773,141	4	6,154
Total	$20,635,333	100%	$20,296,317	100%	$339,016

(1) Includes loans classified as restructured and nonperforming.

The balance of loans outstanding increased by $339 million during the nine months ended February 28, 2014 primarily due to an increase of $245 million in CFC distribution loans, an increase of $141 million in CFC power supply loans partly offset by a decrease of $48 million in RTFC loans.

During the nine months ended February 28, 2014, $973 million of CFC long-term fixed-rate loans repriced. Of this total, $816 million repriced to a new long-term fixed rate; $67 million repriced to the long-term variable rate; $17 million repriced to a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $73 million were prepaid in full.

Table 12 summarizes loans and guarantees outstanding by member class.

Table 12: Loans and Guarantees Outstanding by Member Class

	February 28, 2014		May 31, 2013		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
CFC:
Distribution	$15,395,956	71%	$15,186,457	71%	$209,499
Power supply	4,950,889	23	4,818,569	23	132,320
Statewide and associate	70,310	-	77,904	-	(7,594)
CFC total	20,417,155	94	20,082,930	94	334,225
RTFC	457,796	2	507,070	2	(49,274)
NCSC	866,593	4	819,088	4	47,505
Total loans and guarantees	$21,741,544	100%	$21,409,088	100%	$332,456

Credit Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia and two U.S. territories. At February 28, 2014 and May 31, 2013, loans outstanding to members in any one state or territory did not exceed 16 percent and 15 percent, respectively, of total loans outstanding.

At February 28, 2014 and May 31, 2013, the total exposure outstanding to any one borrower or controlled group did not exceed 2.1 percent and 2.2 percent, respectively, of total loans and guarantees outstanding. At February 28, 2014 and May 31, 2013, the 10 largest borrowers included four distribution systems and six power supply systems.

Table 13 represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company.

Table 13: Credit Exposure to 10 Largest Borrowers

	February 28, 2014		May 31, 2013		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(decrease)
Total by exposure type:
Loans	$3,119,616	14%	$2,981,627	14%	$137,989
Guarantees	360,936	2	374,340	2	(13,404)
Total credit exposure to 10 largest borrowers	$3,480,552	16%	$3,355,967	16%	$124,585

Total by company:
CFC	$3,372,668	16%	$3,240,755	15%	$131,913
NCSC	107,884	-	115,212	1	(7,328)
Total credit exposure to 10 largest borrowers	$3,480,552	16%	$3,355,967	16%	$124,585

Security Provisions

Except when providing line of credit loans, we typically lend to our members on a senior secured basis. Long-term loans are typically secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are typically secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. At February 28, 2014 and May 31, 2013, $2,316 million and $2,243 million out of $20,635 million and $20,296 million, respectively, of total loans outstanding were unsecured, representing 11 percent of total loans outstanding.

Pledged Loans and Loans on Deposit

Table 14 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans.

Table 14: Unencumbered Loans

(Dollars in thousands)	February 28, 2014	May 31, 2013
Total loans to members	$20,635,333	$20,296,317
Less: Total secured debt or debt requiring collateral on deposit	(12,029,634)	(11,380,734)
Excess collateral pledged or on deposit (1)	(1,348,099)	(1,825,020)
Unencumbered loans	$7,257,600	$7,090,563

Unencumbered loans as a percentage of total loans	35%	35%

(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100 percent coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Nonperforming and Restructured Loans

Table 15 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding.

Table 15: Nonperforming and Restructured Loans

(Dollars in thousands)	February 28, 2014	May 31, 2013
Nonperforming loans (1)	$10,845	$15,497
Percent of loans outstanding	0.05%	0.08%
Percent of loans and guarantees outstanding	0.05	0.07

Restructured loans	$7,584	$46,953
Percent of loans outstanding	0.04%	0.23%
Percent of loans and guarantees outstanding	0.03	0.22

Total nonperforming and restructured loans	$18,429	$62,450
Percent of loans outstanding	0.09%	0.31%
Percent of loans and guarantees outstanding	0.08	0.29

Total non-accrual loans	$18,429	$23,081
Percent of loans outstanding	0.09%	0.11%
Percent of loans and guarantees outstanding	0.08	0.11

(1) All loans classified as nonperforming were on non-accrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;
•	as a result of court proceedings, repayment on the original terms is not anticipated; or
•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At February 28, 2014 and May 31, 2013, nonperforming loans totaled $11 million, or 0.05 percent, of loans outstanding and $15 million, or 0.08 percent, of loans outstanding, respectively. One borrower in this group is currently in bankruptcy. The debtor and certain secured creditors have negotiated a settlement for an agreed upon plan of reorganization. Another borrower in this group received a reversal of an unfavorable ruling related to state USF payments. In March 2014, this borrower made a payment moving its loans to current payment status. There is one other borrower in this group that is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At February 28, 2014 and May 31, 2013, we had restructured loans totaling $8 million, or 0.04 percent, of loans outstanding and $47 million, or 0.23 percent, of loans outstanding, respectively, all of which were performing according to their restructured terms. No interest income was accrued on restructured loans during the three months ended February 28, 2014 compared with $0.4 million of interest income during the prior-year period. Approximately $0.1 million of interest income was accrued on restructured loans during the nine months ended February 28, 2014, compared with $14 million of interest income in the prior-year period. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced during the first quarter of fiscal year 2014 with the new loan classified as performing at February 28, 2014. This loan was on accrual status since the time of restructuring. At February 28, 2014, all restructured loans were on non-accrual status.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide appropriately for probable losses inherent in the loan portfolio. Table 16 summarizes activity in the allowance for loan losses including a disaggregation by company of the allowance for loan losses held at CFC.

Table 16: Allowance for Loan Losses

(Dollars in thousands)	Nine Months Ended February 28, 2014
Balance at May 31, 2013	$54,325
Provision for loan losses	3,161
Net charge-offs	(1,446)
Balance at February 28, 2014	$56,040

Loan loss allowance by company:
CFC	$44,359
RTFC	5,409
NCSC	6,272
Total	$56,040

As a percentage of total loans outstanding	0.27%
As a percentage of total nonperforming loans outstanding	516.74
As a percentage of total restructured loans outstanding	738.92
As a percentage of total loans on non-accrual	304.09

Our loan loss allowance increased by $2 million from May 31, 2013 to February 28, 2014, primarily due to an increase in the allowance held for general loans of $3 million and an increase in the qualitative component of the general reserve by $2 million offset by a decrease in the allowance held for impaired loans of $1.5 million and net charge-offs of $1.4 million, due primarily to the sale of one of our impaired loans during the nine months ended February 28, 2014. See Provision for Loan Losses in the Results of Operations section for further discussion. On a quarterly basis, we review all nonperforming and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change.

At February 28, 2014 and May 31, 2013, there was a total specific loan loss allowance balance of $0.5 million and $3 million, respectively, related to impaired loans totaling $18 million and $62 million, respectively.

Based on our analysis, we believe we have an appropriate loan loss allowance for our exposure related to nonperforming and restructured loans at February 28, 2014.

Liabilities and Equity

Outstanding Debt

Table 17 breaks out our debt outstanding by type of debt.

Table 17: Debt Outstanding

(Dollars in thousands)	February 28, 2014	May 31, 2013	Increase/ (decrease)
Commercial paper sold through dealers, net of discounts	$2,611,744	$2,009,884	$601,860
Commercial paper sold directly to members, at par	916,675	812,141	104,534
Commercial paper sold directly to non-members, at par	20,160	39,298	(19,138)
Select notes	496,031	358,390	137,641
Daily liquidity fund	590,724	680,419	(89,695)
Bank bid notes	150,000	150,000	-
Collateral trust bonds	6,310,413	5,962,681	347,732
Notes payable	5,576,530	5,274,415	302,115
Medium-term notes	2,537,780	3,091,512	(553,732)
Subordinated deferrable debt	400,000	400,000	-
Membership certificates	644,757	644,757	-
Loan and guarantee certificates	722,288	733,895	(11,607)
Member capital securities	354,770	387,750	(32,980)
Total debt outstanding	$21,331,872	$20,545,142	$786,730
Percentage of fixed-rate debt (1)	77%	77%
Percentage of variable-rate debt (2)	23	23

Percentage of long-term debt	78	80
Percentage of short-term debt	22	20

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

During the nine months ended February 28, 2014, total debt outstanding increased by $787 million primarily due to funding of the $339 million increase in loans outstanding and $666 million increase in cash. The increase in cash at February 28, 2013 was driven primarily by the prefunding of $450 million of collateral trust bonds that matured on March 1, 2014. Total commercial paper, select notes, daily liquidity fund and bank bid notes outstanding represented 22 percent of total debt at February 28, 2014 and May 31, 2013. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of commercial paper in our funding portfolio mix.

During the nine months ended February 28, 2014, the CFC Board of Directors authorized management to execute the call of our 7.5 percent member capital securities held by CFC members. As of February 28, 2014, $86 million of the 7.5 percent member capital securities were redeemed and we had call notices outstanding for another $181 million. The Board of Directors also authorized management to offer members the option to invest in a new series of 5 percent member capital securities. As of February 28, 2014, members have invested $53 million in the new 5 percent member capital securities.

Equity

At February 28, 2014, total equity increased by $179 million from May 31, 2013, primarily due to net income of $212 million for the nine months ended February 28, 2014, and the correction of a misclassified intercompany elimination entry of $11.5 million, which was partially offset by the board authorized patronage capital retirement of $41 million.

During the preparation of our consolidated balance sheets for the quarter ended February 28, 2014, we determined that an intercompany elimination entry related to the consolidation of RTFC had been misclassified in each period since May 31, 2009, resulting in an overstatement of other liabilities and an understatement of noncontrolling interest at the end of each reported period. We corrected the misclassification in the quarter ended February 28, 2014, which resulted in a decrease of

$11.5 million in other liabilities and a corresponding increase in noncontrolling interest and total equity. We concluded that the correction of the misclassification was not material to our financial position in the current period, and the misclassification was not material to our financial position in the previously reported periods. Accordingly, we did not revise prior period balance sheet amounts. The misclassification had no impact on our consolidated statements of operations and comprehensive income, total assets, total liabilities and equity, or cash flows for any of our previously filed annual or quarterly financial statements, and did not impact the compliance with any of our financial debt covenants for any period.

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

Off-Balance Sheet Obligations

Guarantees

Table 18 breaks out our guarantees outstanding by type of guarantee and by company.

Table 18: Guarantees Outstanding

(Dollars in thousands)	February 28, 2014	May 31, 2013	Increase/ (decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$519,185	$547,970	$(28,785)
Letters of credit	472,008	447,683	24,325
Other guarantees	115,018	117,118	(2,100)
Total	$1,106,211	$1,112,771	$(6,560)
Total by company:
CFC	$1,016,609	$1,063,113	$(46,504)
RTFC	2,304	3,711	(1,407)
NCSC	87,298	45,947	41,351
Total	$1,106,211	$1,112,771	$(6,560)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at February 28, 2014, we may be required to issue up to an additional $168 million in letters of credit to third parties for the benefit of our members. As of February 28, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at February 28, 2014 we had hybrid letter of credit facilities totaling $1,615 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in Note 3, Loans and Commitments. Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $353 million at February 28, 2014. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,262 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At February 28, 2014, we were the liquidity provider for a total of $571 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $571 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $446 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest, which is shown in the chart on page 25 as a tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the nine months ended February 28, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

At February 28, 2014 and May 31, 2013, 59 percent and 63 percent, respectively, of total guarantees were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the nine months ended February 28, 2014 is primarily due to a decrease in long-term tax exempt bonds partly offset by an increase in letters of credit outstanding. At February 28, 2014 and May 31, 2013, we recorded a guarantee liability totaling $23 million and $25 million, respectively, which represents the contingent and non-contingent exposure related to guarantees and liquidity obligations associated with members’ debt.

Table 19 summarizes the off-balance sheet obligations at February 28, 2014, and the related maturities by fiscal year and thereafter.

Table 19: Maturities of Guaranteed Obligations

	Outstanding
(Dollars in thousands)	Balance	2014	2015	2016	2017	2018	Thereafter
Guarantees (1)	$1,106,211	$28,396	$352,934	$32,579	$20,007	$150,172	$522,123

(1) At February 28, 2014, we are the guarantor and liquidity provider for $446 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

Contingent Off-Balance Sheet Obligations

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At February 28, 2014 and May 31, 2013, we had the following amount of unadvanced commitments on loans to our borrowers.

Table 20: Unadvanced Loan Commitments

(Dollars in thousands)	February 28, 2014	% of Total	May 31, 2013	% of Total
Long-term	$4,547,813	34%	$4,718,162	35%
Line of credit	8,996,845	66	8,704,586	65
Total	$13,544,658	100%	$13,422,748	100%

A total of $2,249 million and $1,703 million of unadvanced commitments at February 28, 2014 and May 31, 2013, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at February 28, 2014 and May 31, 2013 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

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

The table below summarizes the available balance under committed lines of credit at February 28, 2014, and the related maturities by fiscal year and thereafter.

Table 21: Notional Maturities of Committed Lines of Credit

	Available
(Dollars in thousands)	balance	2014	2015	2016	2017	2018	Thereafter
Committed lines of credit	$2,248,762	$19,048	$55,026	$61,000	$466,061	$861,098	$786,529

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at February 28, 2014 was 23.45 -to-1, a decrease from 27.58-to-1 at May 31, 2013. The decrease in the leverage ratio is due to the increase of $179 million in total equity and the decrease of $7 million in total guarantees, partially offset by the increase of $857 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

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

At February 28, 2014 and May 31, 2013, the adjusted leverage ratio was 6.35 -to-1 and 6.11-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $1,004 million in adjusted liabilities, partially offset by the increase of $36 million in adjusted equity and the decrease of $7 million in guarantees as discussed under the Liabilities and Equity section of Financial Condition and under Off-Balance Sheet Obligations.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at February 28, 2014 was 22.33 -to-1, a decrease from 26.21-to-1 at May 31, 2013. The decrease in the debt-to-equity ratio is due to the increase of $179 million in total equity, partially offset by the increase of $857 million in total liabilities as discussed under the Liabilities and Equity section of Financial Condition.

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At February 28, 2014 and May 31, 2013, the adjusted debt-to-equity ratio was 6.01 -to-1 and 5.76-to-1, respectively. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $1,004 million in adjusted liabilities, partially offset by the increase of $36 million in adjusted equity. A portion of the increase in adjusted liabilities was temporary and driven by the prefunding for the $450 million of collateral trust bonds that matured on March 1, 2014. Accordingly, we expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

Liquidity and Capital Resources

The following section discusses our expected sources and uses of liquidity. At February 28, 2014, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

The table below shows the projected sources and uses of cash by quarter through August 31, 2015. In analyzing our projected liquidity position, we track key items identified in the chart below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at February 28, 2014, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

Table 22: Projected Sources and Uses of Liquidity

	Projected Sources of Liquidity					Projected Uses of Liquidity
		Debt issuance
(Dollars in millions)	Long-term Loan Amortization & Repayment	Commercial Paper	Other Long-term debt	Medium- term Notes	Total Sources of Liquidity	Long-term Debt Maturities	Debt Repayment- Commercial Paper	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity (1)
3Q14										$1,572
4Q14	$262	$75	$300	$150	$787	$958	$-	$485	$1,443	916
1Q15	298	250	-	150	698	227	-	412	639	975
2Q15	260	50	50	150	510	158	125	237	520	965
3Q15	289	120	400	150	959	533	125	361	1,019	905
4Q15	259	-	-	150	409	35	150	220	405	909
1Q16	267	-	150	150	567	43	300	133	476	1,000
Totals	$1,635	$495	$900	$900	$3,930	$1,954	$700	$1,848	$4,502

(1) Cumulative excess sources over uses of liquidity includes cash, investments and time deposits.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through August 31, 2015. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. These estimates will change on a quarterly basis based on the factors described above.

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

While we register member capital securities and the daily liquidity fund with the Securities and Exchange Commission, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. In November 2013, we issued $250 million of 3-year floating-rate medium-term notes in a registered offering.

Commercial paper issued through dealers and bank bid notes totaled $2,762 million and represented 13 percent of total debt outstanding at February 28, 2014. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15 percent or less of total debt outstanding during fiscal year 2014. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

In June 2013, we issued $400 million of 2.35 percent collateral trust bonds due 2020. In November 2013, we issued $400 million of 3.40 percent collateral trust bonds due 2023. On December 16, 2013, we redeemed $150 million of our $600 million 4.75 percent collateral trust bonds due March 1, 2014. The principal and accrued distributions at the redemption date were paid with a combination of cash on hand and other sources of liquidity including issuance of commercial paper. The premium and unamortized issuance costs totaling $1.5 million were recorded during the third quarter of fiscal 2014. In January 2014, we issued $300 million of 1.10% collateral trust bonds due 2017 and $300 million of 2.15% collateral trust bonds due 2019.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At February 28, 2014 and May 31, 2013, we had secured notes payable of $1,523 million and $1,542 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. At February 28, 2014, we had up to $2,377 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At February 28, 2014 and May 31, 2013, we had $3,999 million and $3,674 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. On July 18, 2013, we borrowed $325 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.49 percent with a repricing period ranging from 10 to 15 years and a final maturity of 20 years. On November 21, 2013, we closed on a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20 year maturity repayment period. At February 28, 2014, we had up to $924 million available under committed term loan facilities from the Federal Financing Bank as part of this program.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,109 million over the next 12 months.

Member Loan Interest Payments

During the nine months ended February 28, 2014, interest income on the loan portfolio was $705 million, representing an average rate of 4.63 percent compared with 4.91 percent for the nine months ended February 28, 2013. For the past three fiscal years, interest income on the loan portfolio has averaged $963 million. At February 28, 2014, 89 percent of the total loans outstanding had a fixed rate of interest, and 11 percent of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

At February 28, 2014 and May 31, 2013, we had $3,445 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at February 28, 2014, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 23 presents the total available and the outstanding letters of credit under our revolving credit agreements.

Table 23: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	February 28, 2014	May 31, 2013	February 28, 2014	May 31, 2013	Maturity	Facility Fee Per Year (1)
Three-year agreement	$219,000	$219,000	$-	$-	March 21, 2014	15 basis points
Three-year agreement	1,036,000	916,000	-	-	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,007,500	-	-	October 28, 2017	10 basis points
Five-year agreement	1,065,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	$3,443,109	$3,096,512	$1,891	$3,488

(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2013, we amended our $1,006 million three-year, $1,088 million four-year, and $1,033 million five-year revolving credit agreements to extend the maturity dates for the three-year, four-year, and five-year revolving credit agreements by one year each to October 28, 2016, 2017 and 2018, respectively. On February 7, 2014, we exercised our option to increase the commitment level for the three-year revolving credit agreement maturing on October 28, 2016, four-year revolving credit agreement maturing on October 28, 2017, and five-year revolving credit agreement maturing on October 28, 2018 by a total of $100 million to $1,036 million, $1,122 million, and $1,068 million, respectively.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion see the Compliance with Debt Covenants section.

Member Investments

Table 24 shows the components of our member investments included in total debt outstanding.

Table 24: Member Investments

	February 28, 2014		May 31, 2013		Increase/
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)	(Decrease)
Commercial paper	$916,675	26%	$812,141	28%	$104,534
Select notes	491,931	99	353,190	99	138,741
Daily liquidity fund	590,724	100	680,419	100	(89,695)
Medium-term notes	484,943	19	574,108	19	(89,165)
Members’ subordinated certificates	1,721,815	100	1,766,402	100	(44,587)
Total	$4,206,088		$4,186,260		$19,828

Percentage of total debt outstanding	20%		20%

(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,083 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

At February 28, 2014, cash, investments and time deposits totaled $1,572 million. The interest rate earned on these investments and time deposits is sufficient to cover the cost of the underlying borrowed funds. This total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the nine months ended February 28, 2014, cash flows provided by operating activities were $281 million compared with $204 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

At February 28, 2014, we were in compliance with all covenants under our revolving credit agreements and senior debt indentures. The following represents our required and actual financial ratios under the revolving credit agreements.

Table 25: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	February 28, 2014	May 31, 2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.28	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.29	1.29

Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.92	5.85

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

(2) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:

•	under our indentures,
•	related to taxes that are not delinquent or contested,
•	stemming from certain legal proceedings that are being contested in good faith,
•	created by CFC to secure guarantees by CFC of indebtedness the interest on which is excludable from the gross income of the recipient for federal income tax purposes,
•	granted by any subsidiary to CFC, and
•	to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of February 28, 2014, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,540 million.

The revolving credit agreements limit new investments in foreclosed assets held by CAH to $275 million without consent by the required banks. At February 28, 2014, these investments did not exceed this limit.

Table 26 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets.

Table 26: Financial Ratios under Indentures

		Actual
	Requirement	February 28, 2014	May 31, 2013
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.72	6.72

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

The following table summarizes the amount of mortgage notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above.

Table 27: Collateral Pledged or on Deposit

	Requirement		Actual
Debt agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	February 28, 2014	May 31, 2013
Collateral trust bonds 1994 indenture	100%	150%	120%	112%
Collateral trust bonds 2007 indenture	100	150	108	125
Federal Agricultural Mortgage Corporation	100	150	117	116
Clean Renewable Energy Bonds Series 2009A	100	150	120	118
Federal Financing Bank Series (1) (2)	100	150	110	106

(1) Represents collateral on deposit as a percentage of the related debt outstanding.

(2) All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. At February 28, 2014, unadvanced loan commitments totaled $13,545 million. Of that total, $2,249 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances of $791 million or 35 percent under these committed line of credit loans would be advanced at CFC’s standard rates and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other $1,458 million or 65 percent of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,296 million of unadvanced loan commitments at February 28, 2014, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at February 28, 2014.

We currently expect to make long-term loan advances totaling approximately $1,495 million to our members over the next 12 months.

Interest Expense on Debt

For the nine months ended February 28, 2014, interest expense on debt was $484 million, representing an average cost of 3.15 percent compared with 3.56 percent for the nine months ended February 28, 2013. For the past three fiscal years, interest expense on debt has averaged $746 million. At February 28, 2014, 77 percent of outstanding debt had a fixed interest rate and 23 percent had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 28 summarizes the principal amount of medium-term notes, collateral trust bonds, long-term notes payable, subordinated deferrable debt and membership subordinated certificates maturing by fiscal year and thereafter.

Table 28: Principal Maturity of Long-Term Debt

Amount
(Dollars in thousands)	Maturing (1)
May 31, 2014	$958,120
May 31, 2015	837,607
May 31, 2016	1,486,521
May 31, 2017	1,189,975
May 31, 2018	754,594
Thereafter	11,192,613
Total	$16,419,430

(1) Excludes loan subordinated certificates totaling $126 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past three years, annual amortization on these certificates has averaged $24 million. In fiscal year 2013, amortization represented 18 percent of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

CFC has made annual retirements of allocated net earnings in 34 of the last 35 years. In July 2013, the CFC Board of Directors approved the allocation of $81 million from fiscal year 2013 net earnings to CFC’s members in the form of patronage capital and authorized the retirement of allocated net earnings totaling $41 million, representing 50 percent of the fiscal year 2013 allocation. This amount was returned to members in cash in October 2013. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans. As presented in Table 22, we expect over the next six quarters that advances on our long-term loans will exceed long-term loan repayments by an estimated $213 million.

At February 28, 2014, we had $4,785 million of commercial paper, select notes, daily liquidity fund and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund at recent levels of approximately $2,000 million. Dealer commercial paper and bank bid notes increased from $2,160 million at May 31, 2013 to $2,762 million at February 28, 2014. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15 percent or less of total debt outstanding. At February 28, 2014, 15 percent of total debt outstanding was $3,200 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. At February 28, 2014, we had $3,443 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At February 28, 2014, we had long-term debt maturing in the next 12 months totaling $1,757 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•	Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $270 million of medium-term notes sold through dealers and $366 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.
•	We expect to maintain the ability to obtain funding through the capital markets. During the nine months ended February 28, 2014, we issued $570 million of medium-term notes and $1,400 million of collateral trust bonds in registered offerings.
•	We can borrow up to $3,900 million under a note purchase agreement with the Federal Agriculture Mortgage Corporation at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. We had up to $2,377 million available under this revolving note purchase agreement at February 28, 2014.
•	We had up to $924 million available under committed term loan facilities from the Federal Financing Bank at February 28, 2014. A total of $424 million is available for advance through October 15, 2015 and a total of $500 million is available for advance through October 16, 2016. CFC is required to deposit collateral satisfactory to RUS pursuant to the terms of the facilities. Advances may have a maturity date of up to 20 years from the date of the advance. The spread we pay over the applicable treasury rate is locked in under this program. During the nine months ended February 28, 2014, we borrowed $325 million under our committed loan facilities with the Federal Financing Bank.

At February 28, 2014, we were the liquidity provider for a total of $571 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $571 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $446 million of the bonds for which we are liquidity provider, we also provide a guarantee of all principal and interest. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit which is reflected in our letters of credit. During the nine months ended February 28, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

At February 28, 2014, we had a total of $472 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution control bonds which is also mentioned in the paragraph above. The remaining $347 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, along with our $843 million of cash on hand, $29 million of investments and $700 million of time deposits at February 28, 2014, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

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

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect, and the ability to convert or prepay the loan. Long-term loans typically have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. Each time borrowers select a rate, it is at our current market rate for that type of loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table 29 below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans are eligible to be repriced at least monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At February 28, 2014 and May 31, 2013, 11 percent of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See Non-GAAP Financial Measures for further explanation and a reconciliation of the adjustments to TIER.

The following table shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at February 28, 2014.

Table 29: Interest Rate Gap Analysis

(Dollars in millions)	May 31, 2014 or prior	June 1, 2014 to May 31, 2016	June 1, 2016 to May 31, 2018	June 1, 2018 to May 31, 2023	June 1, 2023 to May 31, 2033	Beyond June 1, 2033	Total
Assets amortization and repricing	$472	$4,245	$3,266	$4,706	$4,286	$1,395	$18,370

Liabilities and members’ equity:
Long-term debt	$530	$2,474	$3,246	$4,627	$3,129	$484	$14,490
Subordinated certificates	193	212	70	163	304	763	1,705
Members’ equity (1)	-	-	-	-	843	148	991
Total liabilities and members’ equity	$723	$2,686	$3,316	$4,790	$4,276	$1,395	$17,186

Gap (2)	$(251)	$1,559	$(50)	$(84)	$10	$-	$1,184
Cumulative gap	(251)	1,308	1,258	1,174	1,184	1,184
Cumulative gap as a % of total assets	(1.09)%	5.66%	5.44%	5.08%	5.12%	5.12%
Cumulative gap as a % of adjusted total assets (3)	(1.10)	5.73	5.51	5.14	5.18	5.18

(1) Includes the portion of the loan loss allowance and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.

(2) Assets less liabilities and members’ equity.

(3) Adjusted total assets represent total assets in the condensed consolidated balance sheets less derivative assets.

At February 28, 2014, we had $18,370 million of fixed-rate assets amortizing or repricing, funded by $14,490 million of fixed-rate liabilities maturing during the next 30 years and $2,696 million of members’ equity and members’ subordinated certificates. A portion of members’ equity does not have a scheduled maturity. The difference of $1,184 million, or 5.12 percent of total assets and 5.18 percent of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at February 28, 2014 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue long-term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at February 28, 2014 through committed revolving credit agreements totaling $3,443 million, $924 million under committed term loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,377 million under a revolving note purchase agreement with the Federal Agriculture Mortgage Corporation.

Derivative Financial Instruments

We are an end user of financial derivative instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. As an end user and not a swap dealer, we have not entered into derivative financial instruments for investing, speculating or trading purposes in the past and do not anticipate doing so in the future. At February 28, 2014 and May 31, 2013, there were no foreign currency derivative instruments outstanding.

Counterparty Risk

We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, at February 28, 2014 and May 31, 2013, the highest percentage concentration of total notional exposure to any one counterparty was 21 percent and 20 percent of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At February 28, 2014, our derivative instrument counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation and Aa2 to Baa2 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at February 28, 2014, there were three counterparties that would be required to make a payment to us totaling $76 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $57 million, or 75 percent of the total exposure to us, at February 28, 2014.

Rating Triggers

Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and are not required to be accounted for separately as derivatives.

At February 28, 2014, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At February 28, 2014, our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation was A2 and A, respectively. At February 28, 2014, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Table 30: Rating Triggers for Derivatives

	Notional	Our Required	Amount We	Net
(Dollars in thousands)	Amount	Payment	Would Collect	Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$-	$-	$-	$-
fall below Baa1/BBB+ (1)	6,576,953	(160,733)	75,860	(84,873)
Total	$6,576,953	$(160,733)	$75,860	$(84,873)

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

In addition to the rating triggers listed above, at February 28, 2014, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $9 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value, net of the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position at February 28, 2014 was $167 million.

At February 28, 2014, the credit rating for two counterparties was below the rating trigger level in the interest rate swap contracts with these counterparties. As a result, we have the option to terminate all interest rate swaps with these counterparties. At February 28, 2014, the interest rate swap contracts with these counterparties have a total notional amount of $781 million. If we were to decide to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. At February 28, 2014, we estimate that we would have to make a payment of approximately $22 million to settle the interest rate swaps with these counterparties. Because we use our interest rate swaps as part of our matched funding strategy, we generally do not terminate such agreements early. At this time, we have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and monitor our overall matched funding position.

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

Table 31: Adjusted Financial Measures – Income Statement

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$(163,534)	$(171,899)	$(496,464)	$(522,796)
Derivative cash settlements	(18,788)	(14,607)	(54,944)	(43,926)
Adjusted interest expense	$(182,322)	$(186,506)	$(551,408)	$(566,722)

Net interest income	$75,198	$62,122	$222,593	$192,940
Derivative cash settlements	(18,788)	(14,607)	(54,944)	(43,926)
Adjusted net interest income	$56,410	$47,515	$167,649	$149,014

Net income	$28,541	$90,087	$211,799	$162,814
Derivative forward value	12,835	(61,233)	(98,925)	(62,194)
Adjusted net income	$41,376	$28,854	$112,874	$100,620

Table 32: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
TIER (1)	1.17	1.52	1.43	1.31
Adjusted TIER (2)	1.23	1.15	1.20	1.18

(1) TIER using GAAP financial measures is calculated by dividing interest expense plus net income prior to cumulative effect of change in accounting principle by interest expense.

(2) Adjusted TIER is calculated by dividing adjusted interest expense plus adjusted net income by adjusted interest expense.

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

Table 33: Adjusted Financial Measures – Balance Sheet

(Dollars in thousands)	February 28, 2014	May 31, 2013
Liabilities	$22,117,039	$21,260,390
Less:
Derivative liabilities	(380,518)	(475,278)
Debt used to fund loans guaranteed by RUS	(203,173)	(210,815)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates (1)	(1,721,815)	(1,766,402)
Adjusted liabilities	$19,411,533	$18,407,895
Total equity	$990,290	$811,261
Less:
Prior-year cumulative derivative forward value and foreign currency adjustments	224,722	366,026
Year-to-date derivative forward value income	(98,925)	(141,304)
Accumulated other comprehensive income (2)	(6,559)	(7,287)
Plus:
Subordinated certificates (1)	1,721,815	1,766,402
Subordinated deferrable debt	400,000	400,000
Adjusted equity	$3,231,343	$3,195,098
Guarantees	$1,106,211	$1,112,771

(1) Includes $243 million and $37 million of members’ subordinated certificates classified in short-term debt at February 28, 2014 and May 31, 2013, respectively.

(2) Represents the accumulated other comprehensive income related to derivatives. Excludes $2 million of accumulated other comprehensive loss and $1 million of accumulated other comprehensive income related to the unrecognized gains (losses) on our investments at February 28, 2014 and May 31, 2013, respectively.

Table 34: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	February 28, 2014	May 31, 2013
Leverage ratio (1)	23.45	27.58
Adjusted leverage ratio (2)	6.35	6.11

Debt-to-equity ratio (3)	22.33	26.21
Adjusted debt-to-equity ratio (4)	6.01	5.76

(1) The leverage ratio using GAAP financial measures is calculated by dividing liabilities plus guarantees outstanding by total equity.

(2) The debt-to-equity ratio using GAAP financial measures is calculated by dividing liabilities by total equity.

(3) The adjusted leverage ratio is calculated by dividing adjusted liabilities plus guarantees outstanding by adjusted equity.

(4) The adjusted debt-to-equity ratio is calculated by dividing adjusted liabilities by adjusted equity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk.”

Item 4.	Controls and Procedures.

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors.

Refer to Part I, Item 1A. Risk Factors in our Form 10-K for the year ended May 31, 2013 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors described in our Form 10-K for the year ended May 31, 2013.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	–	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-46018, filed October 12, 1972.

3.2	–	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.

12*	–	Computation of ratio of earnings to fixed charges.

31.1*	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	–	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	–	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	–	XBRL Instance Document

101.SCH*	–	XBRL Taxonomy Extension Schema Document

101.CAL*	–	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	–	XBRL Taxonomy Label Linkbase Document

101.PRE*	–	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	–	XBRL Taxonomy Definition Linkbase Document

* Indicates a document being filed with this Report.

† Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

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

April 14, 2014

