Form 10-K
period 2014-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2014-08-28
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 1-7102
__________________________
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
(Exact name of registrant as specified in its charter)
__________________________

District of Columbia	52-0891669
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20701 Cooperative Way, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 467-1800
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.20% Collateral Trust Bonds, due 2015	New York Stock Exchange
6.55% Collateral Trust Bonds, due 2018	New York Stock Exchange
7.35% Collateral Trust Bonds, due 2026	New York Stock Exchange
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

i

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Results of Operations	32
2	Average Balances, Interest Income/Expense and Average Yield/Cost	33
3	Rate/Volume Analysis of Changes in Interest Income/Expense	34
4	Foregone Interest Income	35
5	Derivative Gains (Losses)	37
6	Derivative Average Notional Balances and Average Interest Rates	37
7	Loans Outstanding by Type and Member Class	39
8	Total Debt Outstanding and Weighted-Average Interest Rates	40
9	Debt Instruments and Revolving Credit Agreements	41
10	Short-term Debt Outstanding and Weighted-Average Interest Rates	41
11	Short-term Debt — Other Information	42
12	Equity	43
13	Guarantees Outstanding	45
14	Maturities of Guaranteed Obligations	45
15	Unadvanced Loan Commitments	46
16	Notional Maturities of Committed Lines of Credit	46
17	Loan Concentration	50
18	Credit Exposure to 10 Largest Borrowers	51
19	Unencumbered Loans	51
20	Nonperforming and Restructured Loans	52
21	Allowance for Loan Losses	53
22	Contractual Obligations	55
23	Projected Sources and Uses of Liquidity	56
24	Member Loan Repayments	57
25	Revolving Credit Agreements	58
26	Member Investments	59
27	Financial Ratios under Revolving Credit Agreements	60
28	Financial Ratios under Indentures	60
29	Collateral Pledged or on Deposit	61
30	Principal Maturity of Long-term Debt	62
31	Interest Rate Gap Analysis	64
32	Interest Rate Exchange Agreements	65
33	Other Financial Instruments	65
34	Rating Triggers for Derivatives	66
35	Adjusted Financial Measures — Income Statement	69
36	TIER and Adjusted TIER	69
37	Adjusted Financial Measures — Balance Sheet	70
38	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	71

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, non-performance of counterparties to our derivative agreements and the costs and effects of legal or governmental proceedings involving CFC or its members. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

The information in this section should be read with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K, including that set forth under "Item 1A. Risk Factors" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

PART I

Item 1.	Business

OVERVIEW

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists solely of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments. As a member-owned cooperative, CFC's objective is not to maximize profit, but rather offer its members cost-based financial products and services consistent with sound financial management. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain non-cash accounting entries, to a cooperative educational fund, a members’ capital reserve, a general reserve, if necessary, and to members based on each member’s patronage of CFC’s loan programs during the year.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, at www.nrucfc.coop as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available free of charge on the SEC Web site at www.sec.gov. Information posted on our Web site is not incorporated by reference into this Form 10-K.

RTFC is a cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. Under a guarantee agreement, RTFC pays CFC a fee and, in exchange, CFC reimburses RTFC for loan losses. RTFC is headquartered with CFC in Dulles, Virginia. RTFC is a taxable cooperative that pays income tax based on its net income, excluding patronage-sourced earnings allocated to its patrons, as permitted under Subchapter T of the Internal Revenue Code.

NCSC was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. See the section "Our Members" below for a description of our member classes. At May 31, 2014, NCSC’s membership consisted primarily of distribution systems, power supply systems and statewide and regional associations that were members of CFC. CFC is the primary source of funding to and manages the business operations of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. Under a guarantee agreement, NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative. Thus, NCSC pays income tax based on its reported taxable income and deductions.

OUR BUSINESS DEVELOPMENT

Our business strategy and policies are set by our board of directors and, may be amended or revised from time to time by the board of directors. We are a not-for-profit tax-exempt cooperative finance organization, whose primary focus is to provide our members with the credit products they need to fund their operations. As such, our business development strategies primarily focus on lending to electric systems and our ability to secure access to capital at rates that allow us to offer competitively priced credit products to our members. In recent years, we have continued to undertake the following initiatives related to our primary focus: (i) concentrate on electric lending, (ii) diversify funding sources, (iii) decrease cost of funding and (iv) increase member investments and equity retention.

Focus on Electric Lending

In recent years, we renewed our focus on lending to our electric systems while strategically decreasing our telecommunications exposure through RTFC. A majority of NCSC’s lending activities are to electric utility organizations and when NCSC is combined with CFC, electric utility organizations represent approximately 98% of the outstanding loan portfolio at May 31, 2014. Most of our electric cooperative borrowers continue to demonstrate stable operating performance and strong financial ratios because the majority of electric cooperatives’ customers are residential, for whom electricity is an essential service. Our electric cooperative members experience limited competition as they generally operate in exclusive territories, the majority of which are not rate regulated. Additionally, they generally have access to low-cost capital from the federal government in addition to our lending resources. In our 45-year history, we have experienced $19 million in net write-offs for distribution borrowers and $67 million in net write-offs for power supply borrowers. Loans outstanding to electric utility organizations increased approximately 8% over the last five years. On the other hand, the telecommunications service providers, to which RTFC provides loans, have experienced fast-paced technological change, increasing competition and uncertainty with respect to their regulatory environment. For these reasons, RTFC became more selective as to the companies it finances and strategically exited lending relationships with or reduced its exposure to its larger borrowers. The telecommunications loan portfolio decreased by 73% over the last five years.

Diversify Funding Sources

Diversifying our funding sources to expand beyond capital markets offerings of collateral trust bonds and medium-term notes and the sale of commercial paper has been a primary initiative in recent years. To help meet our capital needs, we expanded our funding programs to include the Guaranteed Underwriter Program of the USDA, as well as note purchase agreements and whole-loan sale programs primarily with the Federal Agricultural Mortgage Corporation. At May 31, 2014, we have bond purchase agreements with the Federal Financing Bank totaling $4,923 million with a guarantee of repayment by USDA as part of the funding mechanism for the Rural Economic Development Loan and Grant program. At May 31, 2014, we had debt outstanding totaling $4,299 million under this program, with a remaining available commitment of $624 million. The guarantee fees paid to the government by CFC in connection with these borrowings are used to fund economic development programs administered by the USDA in the rural areas served by electric cooperatives and rural telephone organizations. At

May 31, 2014, we have a note purchase agreement with the Federal Agricultural Mortgage Corporation totaling $3,900 million. Under the agreement we may borrow, repay and re-borrow funds up to $3,900 million at any time or from time to time through January 11, 2016 as market conditions permit. We may select a fixed rate or a variable rate at the time of each advance. Additionally, we developed a program to sell member systems’ distribution and power supply loans to the Federal Agricultural Mortgage Corporation to help manage single-obligor exposures within our loan portfolio, to create an additional form of liquidity and to manage the level of our debt-to-equity ratio. In addition to the program we have with the Federal Agricultural Mortgage Corporation, we established a similar program with KeyBank National Association (“KeyBank”) during fiscal year 2012. At May 31, 2014, we were servicing $1,044 million of loans sold to our loan sales program partners.

Decrease Cost of Funding

In recent years, we have also sought to decrease costs related to our funding where possible. During fiscal year 2014, we refinanced higher-cost, maturing debt with lower-cost debt. Specifically, in May 2014, we completed an exchange of $209 million of our outstanding 8% medium-term notes, Series C, due 2032 for $218 million of 4.023% collateral trust bonds due 2032 and $91 million of cash. On December 16, 2013, we redeemed early $150 million of our $600 million 4.75% collateral trust bonds due March 1, 2014.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of our 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of May 31, 2014, $267 million of the 7.5% member capital securities were redeemed and we had call notices outstanding for another $59 million. As of May 31, 2014, members have invested $147 million in the new series of member capital securities. The portion that was not reinvested is being funded with lower-cost short-term debt.

We also continued to maintain a high utilization of our commercial paper and other short-term funding to take advantage of the low interest rate environment. At May 31, 2014 and 2013, commercial paper, select notes, daily liquidity fund notes and bank bid notes outstanding represented 19% and 20%, respectively, of total debt outstanding. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our funding sources.

Increase Member Investments and Equity Retention

In fiscal year 2009, we developed a corporate objective to increase the investments of our members and our equity retention by implementing two primary initiatives: (i) offering of member capital securities, a 30-year or 35-year unsecured and subordinated voluntary debt investment, to our members beginning in November 2008 and (ii) adjusting CFC’s patronage capital retirement practices in June 2009.

Member capital securities are unsecured obligations and are subordinate to all of our existing and future senior indebtedness and all of our existing and future subordinated indebtedness that may be held by or transferred to non-members, but rank on a parity to all other members’ subordinated certificates. Series 2008 member capital maturities mature 35 years from the date of issuance, typically pay interest at 7.5% and are callable at par at our option five years from the date of issuance and anytime thereafter. Series 2013 member capital securities mature 30 years from the date of issuance, typically pay interest at 5% and are callable at par at our option 10 years from the date of issuance and anytime thereafter.

For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates, including member capital securities, from total liabilities and adding this amount to total equity.

At the end of each fiscal year, the CFC Board of Directors allocates net earnings to members in the form of patronage capital and to board-approved reserves. CFC bases the amount of net earnings allocated to each member on the member’s patronage of CFC’s lending programs during the year. The CFC Board of Directors historically votes to retire a portion of the prior year’s patronage capital allocation. The current policy of the CFC Board of Directors is to retire 50% of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50% for 25 years to fund operations and maintain adequate equity. The CFC Board of Directors has continued to add to the members’ capital reserve each year from net earnings. As of May 31, 2014, the members’ capital reserve is $485 million, representing a significant component of retained equity.

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

Most borrowers may select a fixed or a variable interest rate at the time of each advance on long-term loan facilities. When selecting a fixed rate, the borrower has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. Long-term fixed rates are set daily for new loan advances and loans that reprice. The fixed rate on each loan is determined on the day the loan is advanced or repriced based on the term selected. The long-term variable rate is set on the first day of each month.

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. CFC may make long-term loans to distribution systems, on a case-by-case basis, that do not meet these general criteria. Power supply systems generally are required either (i) to maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater or (ii) to establish and collect rates and other revenue in an amount to yield margins for interest, as defined in the indenture, in each fiscal year sufficient to equal at least 1.00, or (iii) both. CFC may make long-term loans to power supply systems, on a case-by-case basis, that may include other requirements, such as maintenance of a minimum equity level.

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

Syndicated Line of Credit Loans

A syndicated loan is typically a large financing offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financing is arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and administrative agent for the syndicated facilities. CFC uses its best efforts to syndicate the loan requirements of certain borrowers. The success of such efforts depends on the financial position and credit quality of the borrower as well as market conditions.

RTFC Loan Programs

At May 31, 2014 and 2013, 93% of RTFC loans were outstanding to rural local exchange carriers or holding companies of rural local exchange carriers. Most of these rural telecommunications companies have diversified their operations and also provide broadband services.

Long-Term Loans

RTFC makes long-term loans to rural telecommunications companies for debt refinancing, construction or upgrades of infrastructure, acquisitions and other corporate purposes.

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

For most loans, when a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate. The fixed rate on a loan is determined on the day the loan is advanced or converted to a fixed rate based on the term selected. The long-term variable rate is set on the first day of each month.

To borrow from RTFC, a rural telecommunication system generally must be able to demonstrate the ability to achieve and maintain an annual debt service coverage ratio of 1.25. RTFC may make long-term loans to rural telecommunication systems, on a case-by-case basis, that do not meet these general criteria.

Line of Credit Loans

Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans are also made available as interim financing, or bridge loans, when a borrower either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS. RUS loan advances, when received, must be used to repay these interim facilities.

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

NCSC allows most borrowers to select a fixed interest rate or a variable interest at the time of each advance on long-term loan facilities. When selecting a fixed rate, the borrower has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. NCSC sets long-term fixed rates daily for new loan advances and loans that reprice. The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the term selected. The long-term variable rate is set on the first day of each month.

Line of Credit Loans

Line of credit loans are generally secured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities.

Loan Features and Options

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

Conversion of Loans

Generally, a borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee and convert a long-term loan from a fixed rate to another fixed rate or to a variable rate at any time upon payment of a conversion fee, if applicable, based on current loan policies.

Prepayment of Loans

Generally, borrowers may prepay long-term fixed-rate loans at any time, subject to payment of an administrative fee and a make-whole premium and prepay long-term variable-rate loans at any time, subject to payment of an administrative fee. Line of credit loans may be prepaid at any time without a fee, unless the interest rate on the loan is fixed or based on a LIBOR index.

Loan Security

Long-term loans are typically senior secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower, subject to standard liens typical in utility mortgages such as those related to taxes, worker’s compensation awards, mechanics’ and similar liens, rights-of-way, governmental rights and judgment liens. We are able to obtain liens on parity with liens for the benefit of RUS even where the RUS loan was made earlier in time than ours because RUS’ form of mortgage expressly provides for other lenders such as CFC to have a parity lien position if the borrower satisfies certain conditions or obtains a written lien accommodation from RUS. When we make loans to borrowers that have existing loans from RUS, we generally require those borrowers to either obtain such a lien accommodation or satisfy the conditions necessary for our loan to be secured on parity under the mortgage with the loan from RUS.

As noted above, our line of credit loans are generally unsecured.

GUARANTEE PROGRAMS

When we guarantee debt obligations for our members, we use the same credit policies and monitoring procedures for guarantees as for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay, any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. We have no significant guarantee concentrations in any one state or territory.

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

If a system defaults for failure to make the debt payments, we are obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under our guarantee. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. The system is required to repay any amount that we advance pursuant to our guarantee plus interest on that advance. This repayment obligation, together with the interest thereon, is typically senior secured on a parity with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets. If the security instrument is a common mortgage with RUS, then in general, we may not exercise remedies for up to two years following default. However, if the debt is accelerated under the common mortgage because of a determination that the related interest is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The system is required to pay us initial and/or ongoing guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days including weekly, every five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member that issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be remarketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. The system is required to pay us standby liquidity fees in connection with these transactions.

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

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our Board of Directors. Under our current investment policy, funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof and investments in government sponsored enterprises. Our policy also permits us to invest in certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments and certain corporate bonds. In addition, we may invest in repurchase agreements secured by direct obligations of the United States or its agencies and highly rated commercial paper that is set aside in a segregated account. All of these investments are subject to certain limitations set forth in our investment policy.

OUR LENDING COMPETITION

Electric Lending

RUS is the largest lender to electric cooperatives. RUS provides long-term secured loans. CFC provides financial products and services, primarily in the form of long-term and short-term loans, to its electric cooperative members to supplement RUS financing, to provide loans to members that have elected not to borrow from RUS, and to bridge long-term financing provided by RUS.

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions, and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options the member is able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members. Further, on an annual basis, we allocate substantially all net earnings to members (i) through the members’ capital reserve and (ii) in the form of patronage capital, which reduces our members’ effective cost of borrowing. The value-added services that we provide include, but are not limited to, cash management services, benchmarking tools, financial models, and various conferences, meetings, and training workshops.

In order to meet other financing needs of our members, we offer options including credit support in the form of letters of credit and guarantees, loan syndications and loan participations. Our credit products are tailored to meet the specific needs of each cooperative and we often offer specific transaction structures that our competitors do not or are unable to provide. CFC also offers certain risk mitigation products and interest rate discounts on secured, long-term loans for its members that meet certain criteria, including performance, volume, collateral and equity requirements.

CFC has established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual net earnings in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by the CFC Board of Directors, a portion of the contributions to the funds are distributed through the electric cooperative statewide associations. Since 1986, CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund. This program is funded through voluntary contributions from members, and amounts are distributed to applicants who establish that (i) all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity, (ii) that it faces a significant threat in its ability to continue to provide electric or other energy services to customers, or (iii) it is facing regulatory, judicial or legislative challenges that may materially affect other cooperatives in its state, region or nation.

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

According to financial data provided to us by our 810 reporting distribution systems and 58 reporting power supply systems as of December 31, 2013, and our 809 reporting electric cooperative distribution systems and 57 reporting power supply systems as of December 31, 2012, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows at December 31, 2013 and 2012:

(Dollars in thousands)	2013		2012
Total long-term debt reported by members:
Distribution	$43,556,428		$40,738,408
Power supply	44,323,068		42,815,991
Less: long-term debt funded by RUS	(42,485,241)		(39,680,399)
Members’ non-RUS long-term debt	$45,394,255		$43,874,000

(Dollars in thousands)	2013	% of Total	2012	% of Total
Long-term debt funded by CFC	$18,463,481	41%	$17,101,777	39%
Long-term debt funded by other lenders	26,930,774	59	26,772,223	61
Members’ non-RUS long-term debt	$45,394,255	100%	$43,874,000	100%

Members’ long-term debt funded by CFC is further summarized by type below at December 31, 2013 and 2012:

(Dollars in thousands)	2013	% of Total	2012	% of Total
Distribution	$14,641,426	79%	$13,343,007	78%
Power supply	3,822,055	21	3,758,770	22
Long-term debt funded by CFC	$18,463,481	100%	$17,101,777	100%

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports our members file with us or from CoBank, ACB’s public disclosure, but we believe that

CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending

In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For the federal government’s fiscal year ending September 30, 2014, RUS has $690 million in annual lending authority for its Telecommunications Infrastructure Loan program. In addition, the American Recovery and Reinvestment Act of 2009 provided RUS with $2,500 million of budget authority for loans and grants and the U.S. Department of Commerce’s National Telecommunications and Information Administration with $4,700 million in budget authority for grants to support the expansion of broadband service into unserved and underserved areas.

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

As of December 31, 2013, RUS had approximately $4,567 million in long-term loans outstanding to telecommunications borrowers. At December 31, 2013, RTFC had $440 million in long-term loans outstanding to telecommunications borrowers.

OUR REGULATION

CFC, RTFC and NCSC are not subject to federal regulatory oversight or compliance with regard to lending. CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to lending laws, usury laws and laws governing mortgages.

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
Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are still in progress. Accordingly, it is difficult to fully assess the impact of the Dodd-Frank Act on CFC and the financial services industry at this time. Numerous federal agencies, including the Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”) have significant discretion in drafting and implementing rules and regulations under the Dodd-Frank Act. These rules may subject us to additional costs and operational requirements associated with any such regulations. However, the full impact of the Dodd-Frank Act will not be known until all final rules become effective. In addition, the Dodd-Frank Act requires various studies and reports to be delivered to Congress, which could result in future legislative changes or regulatory action.
Dodd-Frank Act rulemakings and developments that may impact CFC include, but are not limited to, the following:
Title VII Derivatives Rulemakings - CFC is not a swap dealer under the final definition rules issued by the CFTC. We are subject to certain requirements including the CFTC anti-fraud provisions, recordkeeping, and reporting.
Clearing Exemption - The Dodd-Frank Act generally requires that certain swaps, including interest rate swaps which are utilized by CFC, be cleared through a central clearinghouse. On August 13, 2013, the CFTC approved a final rule, “Clearing Exemption for Certain Swaps Entered into by Cooperatives,” exempting qualifying cooperative swaps from mandatory clearing requirements. As a qualified cooperative, CFC is exempt from mandatory clearing requirements pursuant to the final rule, provided certain conditions are met.

Proposed Margin Requirements - The SEC, CFTC and other regulatory agencies have proposed rules that may require us to post margins with our derivative counterparties. We have been actively engaged through the regulatory process in advocating that CFC, as a not-for-profit lender owned and controlled by its member electric cooperatives, which are commercial end-users, should be exempt from clearing and margin requirements, just as CFC’s members are exempt. We will continue to urge the relevant federal agencies to include in their final rules an exemption for qualified cooperatives from mandatory margin requirements for uncleared swaps. Additionally, we will continue to monitor the rulemakings process and assess the impact of final rules and other regulatory activities under the Dodd-Frank Act on our operations.
CFC Counterparties - We continue to assess the impact of the Dodd-Frank Act regulations affecting the derivative activities of the banks, swap dealers, major swap participants, and other regulated entities that are our counterparties in derivatives transactions, including the domestic and international proposed rules on mandatory uncleared swap margin requirements for prudentially regulated banking institutions and other financial institutions. These rules, as currently drafted, could result in additional operational and transactional costs for us.
SEC Corporate Governance - The Dodd-Frank Act requires the SEC to promulgate rules related to executive compensation and compensation clawbacks, which may require us to make additional disclosures or alter controls and/or risk management practices.

OUR MEMBERS

At May 31, 2014, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 229 associates.

CFC

Each of CFC’s distribution and power supply members received or is eligible to receive financing from RUS. One of the criteria for eligibility for RUS financing is a “rural area” test. Thus, as an entity that supplements RUS financing, CFC relies on the definition of “rural” as specified in the Rural Electrification Act, as amended. “Rural” is defined in the Rural Electrification Act as any area other than a city, town or unincorporated area that has a population of less than 20,000, or any area within the service area of a borrower who, at the date of enactment of the Food, Conservation, and Energy Act of 2008, had an outstanding RUS electric loan. The definition of “rural” under the act permits an area to be defined as “rural” regardless of the development of such area subsequent to the approval of the outstanding loan. Thus, if an RUS borrower met the “rural area” definition at the time of its first loan origination from RUS and continues to have outstanding RUS loans, RUS has the authority to continue lending to the entity regardless of subsequent population growth in its service territory. Similar to RUS, CFC establishes eligibility only at the time a system initially borrows from CFC, and that eligibility, as it relates to the “rural area” test, is based on a determination of whether the system borrowed or is eligible to borrow from RUS.

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

Distribution systems are utilities engaged in retail sales of electricity to residential and commercial consumers in their defined service areas. Such sales are generally on an exclusive basis using the distribution system's infrastructure including substations, wires and related support systems. Distribution systems vary in size from small systems that serve a few thousand customers to large systems that serve more than 200,000 customers. Thus, the amount of loan funding required by different distribution systems varies significantly. Distribution systems may serve customers in more than one state.

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

The wholesale power supply contracts with their distribution system members permit the power supply system, subject to regulatory approval in certain instances, to establish rates to produce revenue sufficient to cover debt service, to meet the cost of operation and maintenance of all generation, transmission and related facilities and to pay the cost of any power and energy purchased for resale.

Class C – Statewide and Regional Associations

Statewide and regional associations that are wholly owned or controlled by Class A members or Class B members, or both, or that are wholly owned subsidiaries of a CFC member, and that do not furnish utility services but supply other forms of service to their members. Such statewide organizations provide training, and legislative, regulatory, media and related services. Certain states have an organization that represents and serves the distribution systems and power supply systems located in the state.

Class D – National Associations of Cooperatives

National associations of cooperatives that are Class A, Class B and Class C members, provided said national associations have, at the time of admission to membership in CFC, members domiciled in at least 80% of the states in the United States. National Rural Electric Cooperative Association (“NRECA”) is our sole Class D member. NRECA provides training, sponsors regional and national meetings, and provides legislative, regulatory, media, and related services for nearly all rural electric cooperatives.

In addition, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members.

CFC Class A, B, C and D members are eligible to vote on matters put to a vote of the membership. Associates are not eligible to vote on matters put to a vote of the membership.

At May 31, 2014, CFC’s membership included:

•	838 Class A distribution systems;

•	71 Class B power supply systems;

•	64 Class C statewide and regional associations, including NCSC; and

•	1 Class D national association of cooperatives.

In addition, CFC had 49 associates, including RTFC, at May 31, 2014.

RTFC

Membership in RTFC is limited to cooperative corporations, private corporations, public corporations, nonprofit corporations, utility districts and other public bodies that are approved by the RTFC Board of Directors and are actively borrowing or are eligible to borrow from RUS. These companies must be engaged directly or indirectly in furnishing telephone or telecommunications services. Holding companies, subsidiaries and other organizations that are owned, controlled or operated by members are referred to as affiliates, and are eligible to borrow from RTFC. Associates are organizations that provide non-telecommunications services to rural telecommunications companies that are approved by the RTFC Board of Directors. Neither affiliates nor associates are eligible to vote at meetings of the members.

At May 31, 2014, RTFC’s membership included 486 members and four associates. CFC is not a member of RTFC. RTFC’s members and associates consist of 193 not-for-profit entities and 297 for-profit entities.

NCSC

Membership in NCSC includes organizations that are Class A, B or C members of CFC, or eligible for such membership.

At May 31, 2014, NCSC’s membership included 378 distribution systems, 1 power supply system, and 1 statewide association. All of the NCSC distribution members were also CFC members. CFC is not a member of NCSC. In addition, NCSC had 177 associates at May 31, 2014. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide significant benefit to Class A, B and C members of CFC.

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

Each district is represented by two board members. In districts 1 to 10, one of the two positions on the board of directors in each district is held by a person who is a trustee or director of a member organization within the district and the other position is held by a person who is a CEO or general manager of a member organization within the district. Additionally, two directors are designated by the Class D (District 11) member, NRECA.

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

Pursuant to the CFC Bylaws, the officers of CFC include a president, vice president, secretary-treasurer and such other officers as may be determined from time to time by the board of directors. The officers are elected or appointed annually by the board of directors at the first meeting of the board of directors held after each annual meeting. The president, vice president, and secretary-treasurer must be members of the board of directors.

The CFC Board of Directors is responsible for the oversight and direction of risk management, while CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business. In fulfilling its risk management oversight duties, the CFC Board of Directors receives periodic reports on business activities from executive management and from various operating groups and committees across the organization, including the Credit Risk Management group, Internal Audit group and the Corporate Compliance group, as well as the Asset Liability Committee, the Corporate Credit Committee and the Disclosure Committee. The CFC Board of Directors also reviews CFC’s risk profile and management’s response to those risks throughout the year at its meetings. The board of directors establishes CFC’s loan policies and has established a Loan Committee of the board comprising no fewer than 10 directors that reviews the performance of the loan portfolio in accordance with those policies. See "MD&A—Credit Risk—Credit Policies, Process and Monitoring" for additional information about the role of our board of directors in our lending business.

RTFC

The business affairs of RTFC are governed by a board of no less than five and no more than 10 directors. Pursuant to the RTFC Bylaws, there are five districts for the membership, and no less than one director must be a director, trustee, officer or manager of a member in each of the five districts. Directors are elected at the annual meeting of the members. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members. CFC is not a member of RTFC and there are no CFC directors, officers or employees that serve as a director of RTFC.

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

NCSC

The business affairs of the association are governed by a board of up to 11 directors. Pursuant to the NCSC Bylaws, there are five districts for the general membership and one district for CFC if CFC becomes a member of NCSC. The five general membership districts are represented by two directors, one of which must be a director or trustee of a member and one of which must be a CEO of a member. Directors are elected at the annual meeting of the members. Each member is entitled to one vote upon each matter submitted to a vote at all meetings of the members. CFC is not a member of NCSC and there are no CFC directors, officers or employees that serve as a director of NCSC. If CFC becomes a member of NCSC, it would be the sole member of the sixth district, in which case CFC would nominate one director for election by the members.

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

RURAL ELECTRIC INDUSTRY

Since the enactment of the Rural Electrification Act in 1936, RUS has financed the construction of electric generating plants, transmission facilities and distribution systems to provide electricity to rural areas. Principally through the creation of local electric cooperatives originally financed under the Rural Electrification Act loan program in 47 states and three U.S. territories, the percentage of farms and residences in rural areas of the United States receiving central station electric service increased from 11% in 1934 to almost 100% currently. According to 2013 data from the U.S. Energy Information Administration, rural electric systems serve approximately 13% of all consumers of electricity in the United States and its territories and serve about seven consumers per mile of line, compared with 35 customers per mile of line for investor-owned utilities. Rural electric systems account for approximately 11% of total sales of electricity and own about 5% of the nation’s electricity generating capacity.

RUS makes insured loans and loan guarantees and provides other forms of financial assistance to rural electric system borrowers. RUS is authorized to make direct loans to systems that qualify for the hardship program (5% interest rate), the municipal rate program (based on a municipal government obligation index), and a treasury rate program (at treasury plus 1/8%). RUS is also authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank). RUS exercises financial and technical supervision over borrowers’ operations. Its loans and guarantees are secured by a mortgage or indenture on substantially all of the system’s assets and revenue.

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

CFC aggregates the combined strength of its rural electric member cooperatives to access the public capital markets and provide supplemental funding to that of RUS. CFC works cooperatively with RUS; however, CFC is not a federal agency or a government-sponsored enterprise, and is not owned or controlled by any federal agency or government-sponsored enterprise. Our members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC supplements the RUS financing programs to meet the financial needs of its rural members by:

•	providing bridge loans required by borrowers in anticipation of receiving RUS funding;

•
providing financial products not otherwise available from RUS including lines of credit, letters of credit, guarantees on tax-exempt financing, weather-related disaster recovery lines of credit, unsecured loans, and investment products such as commercial paper, member capital securities, select notes, and medium-term notes;

•	meeting the financing needs of those rural electric systems that repay or prepay their RUS loans and replace the government loans with private capital; and

•
providing financing to RUS-eligible rural electric systems for facilities that are not eligible for financing from RUS. Examples of such facilities include electric utility facilities acquired by a cooperative from a municipal utility for service to an area that falls outside of an eligible rural area, as defined in the Rural Electrification Act. RUS has instituted restrictions on financing for certain baseload generation facilities. A cooperative with such facilities will need financing to complete this work, and it may not be able to obtain this additional funding from RUS.

Electric Member Competition

The movement toward electric competition at the retail level has largely ceased. The electric utility industry has settled into a “hybrid” model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little to no impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. As of May 31, 2014, retail customer choice exists in 14 states. Those states are Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few consumers served by CFC members have switched to other suppliers.

Many factors restrict the choices customers have available to them and, therefore, mitigate the effect of customer choice and competition in areas served by cooperatives. These factors include, but are not limited to, the following:

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

Electric Member Regulation

There are 25 states in which some or all electric cooperatives are subject to state regulation over the rates they charge. In 14 of the 25 states, all electric cooperatives are subject to full or partial state regulation over their electric rates and the cooperatives in these states do not have a right to opt out of regulation. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. Federal Energy Regulatory Commission also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations. At the federal level, the U.S. Environmental Protection Agency (“EPA”) has proposed a number of rulemakings including cooling water intake structures, coal ash disposal, hazardous air pollutants and interstate transport of air pollutants, that could force the electric utility industry to incur capital costs to comply with these regulations and possibly retire coal-fired generating capacity. Additionally, in calendar year 2012, the EPA began the process of regulating greenhouse gas emissions by issuing proposed rules concerning new source performance standards for carbon emissions from new fossil fuel-based power plants. On June 2, 2014, the EPA issued proposed rules to regulate carbon emissions from existing power plants. These greenhouse gas emissions regulations have the potential to raise the cost of electricity generated from fossil fuel plants and accelerate the retirement of some existing plants. If such rules are finalized and upheld, we believe the financial impact of these laws and regulations on our members will be contingent upon on how the emission reductions are apportioned under the state implementation plans. In most cases, the associated costs of compliance can be passed through to the customers without additional regulatory approval.

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

Most rural telecommunications companies’ networks incorporate digital switching, fiber optics, internet protocol telephony and other advanced technologies that support the provision of voice, data and video services.

Telecommunications Competition

The Telecommunications Act of 1996 (the "Telecom Act") created a framework for competition and deregulation in the local wireline telecommunications market. For the most part, local exchange competition has benefited rural local exchange carriers by enabling them to enter nearby towns and cities as competitive local exchange carriers, leveraging their existing infrastructure and reputation for providing high-quality, modern telecommunications service. Rural local exchange carriers enjoy an exemption from the Telecom Act requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest to do so. Relatively few rural local exchange carriers have competitive local exchange carriers request access to their networks. The expansion of wireless telephone service has contributed to the decrease in wireline telephone subscribers as numerous residential customers elect to rely solely on a mobile device for voice service. Competition within the wireless market is robust as intended by the Federal Communications Commission ( “FCC”) by licensing multiple providers in each market.

Telecommunications Regulation

Rural local exchange carriers generally are regulated at the state and federal levels. Most state commissions regulate local service rates and intrastate access rates and some regulate borrowing. The FCC regulates interstate access rates and the issuance of licenses required to operate certain types of telecom operations.

The FCC regulates wireline telephony under Title II of the Telecom Act. Internet, video, wireless and competitive local exchange services are much less regulated. In pursuit of its net neutrality policy, however, the FCC in December 2010 promulgated new “open Internet” rules related to service transparency, blocking and discrimination, which are applicable to certain broadband Internet access services. In January 2014, the United States Court of Appeals rejected the FCC’s rules and the FCC released a new set of proposed rules that were opened to a public comment period in May 2014. Most rural local exchange carriers are expanding their service offerings to customers in less regulated business segments. With few competitors in the most rural parts of their service areas, rural local exchange carriers generally have been successful in these growth and diversification efforts.

The goal of universal service is accomplished through a support mechanism, the Universal Service Fund (“USF”), that is required by law to be: (i) sufficient to ensure that consumers throughout the nation, including those in rural and insular areas, receive communications services at rates and of a quality that are reasonably comparable with those obtained by users in urban areas, and (ii) portable; that is, available to all eligible providers. The USF provides support for rural local exchange carriers with costs significantly above the national average. The USF is to be transformed, in stages, over a multi-year period, from a mechanism to support voice telephone service to one that supports the deployment of both fixed and mobile broadband. The existing USF is to be phased out and replaced with a new Connect America Fund with a firm budget of no more than $4,500 million per year over the next five years. The Connect America Fund includes the targeted Mobility Fund to support the deployment of wireless broadband networks to unserved areas and the Remote Areas Fund, to ensure affordable access to broadband networks for the most remote areas in the nation.

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

On October 27, 2011, the FCC adopted an order to reform the USF and intercarrier compensation systems. This comprehensive plan was intended to restructure the USF to support broadband deployment to unserved parts of the country going forward and revamp the rates carriers pay each other to connect local calls.

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

RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources that is allocated to its borrowers, as long as the allocation is properly noticed and at least 20% of the amount allocated is retired in cash prior to filing the applicable tax return. RTFC pays income tax based on its net income, excluding amounts allocated to its borrowers.

NCSC is a taxable cooperative that pays income tax based on its reported taxable income and deductions.

ALLOCATION AND RETIREMENT OF PATRONAGE CAPITAL

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-up capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

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

An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25% of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

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

Pursuant to CFC’s bylaws, the CFC Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. The current policy of the CFC Board of Directors is to retire 50% of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50% for 25 years to fund operations. The amount and timing of future retirements remains subject to annual approval by the CFC Board of Directors, and may be affected by CFC’s financial condition and other factors. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

RTFC

In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. Negative net earnings, if any, are not allocated to members or to the reserves and do not affect amounts previously allocated as patronage capital or to the reserves.

Pursuant to RTFC’s bylaws, the RTFC Board of Directors shall determine the method, basis, priority and order of retirement of amounts allocated. RTFC’s bylaws require that it allocate at least 1% of net earnings to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC provides notice to its members of the amount allocated and retires 20% of the allocation for that year in cash prior to the filing of the applicable tax return. Any additional amounts are retired as determined by the RTFC Board of Directors with due regard for RTFC’s financial condition. There is no effect on the balance of equity due to the allocation of net earnings to members or board-approved reserves. The retirement of amounts previously allocated to members or amounts disbursed from board-approved reserves reduces the balance of RTFC equity.

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

Pursuant to NCSC’s bylaws, the NCSC Board of Directors shall determine the method, basis, priority and order of amounts allocated and retired. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. NCSC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25% of its net earnings. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when patronage-sourced net earnings will be retired. There is no effect on the balance of equity due to the allocation of net earnings. The amounts disbursed from board-approved reserves reduce the balance of NCSC equity.

EMPLOYEES

At May 31, 2014, we had 221 employees. We believe that our relations with our employees are good.

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
We depend on access to the capital markets and other sources of financing, such as our revolving credit agreements, investment from our members, private debt issuances through the Federal Agricultural Mortgage Corporation, and funding from the Federal Financing Bank through the Guaranteed Underwriter Program, to fund new loan advances and refinance our long-term and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us. Market disruptions, downgrades to our long-term debt and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or the Federal Agricultural Mortgage Corporation, or by changes in federal law or the Guaranteed Underwriter Program.

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
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan. At May 31, 2014, fixed-rate loans funded with variable-rate debt totaled $1,240 million, or 5.58% of total assets and 5.63% of total assets excluding derivative assets.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in prepayments on long-term fixed-rate loans scheduled to reprice. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. At May 31, 2014, $1,283 million of fixed-rate loans have a fixed-rate term scheduled to reprice during the next 12 months.

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
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by NRECA and one at large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. CFC currently has loans outstanding to members that are affiliated with CFC directors and may periodically extend new loans to such members. The relationship of CFC’s directors to our members may give rise to conflicts of interests from time to time. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Review and Approval of Transactions with Related Persons” for a description of our policies with regard to approval of loans to members affiliated with CFC directors.

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

We have been and may in the future be in litigation with borrowers related to enforcement or collection actions pursuant to loan documents. In such cases, the borrower or others may assert counterclaims against us or initiate actions against us related to the loan documents. Unfavorable rulings could have a material adverse effect on our financial results.

We own and operate assets and entities obtained through foreclosure and are subject to the same performance and financial risks as any other owner or operator of similar assets or businesses.
As the owner and operator of assets and entities obtained through foreclosure, we are subject to the same performance and financial risks as any other owner or operator of similar assets or entities. In particular, there is the risk that the value of the foreclosed assets or entities will deteriorate, negatively affecting our results of operations. We assess our portfolio of foreclosed assets for impairment periodically as required under generally accepted accounting principles in the United States. Impairment charges, if required, represent a reduction to earnings in the period of the charge. There may be substantial judgment used in the determination of whether such assets are impaired and in the calculation of the amount of the impairment. In addition, when foreclosed assets are sold to a third-party, the sale price we receive may be below the amount previously recorded in our financial statements, which will result in a loss being recorded in the period of the sale.

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

At May 31, 2014, we were a party to derivative instruments with notional amounts totaling $8,447 million. At May 31, 2014, the highest concentration of total notional exposure to any one counterparty was 21% of total derivative instruments. Based on the fair market value of our derivative instruments at May 31, 2014, there were three counterparties that would be required to make payments to us totaling $48 million if all of our derivative instruments were terminated on that date. The largest amount owed to us by a single counterparty was $35 million, or 71% of the total payments owed to us at May 31, 2014.

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
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit rating from Moody’s Investors Service and Standard & Poor’s Corporation. Based on the fair market value of our interest rate exchange agreements subject to rating triggers at May 31, 2014, we may be required to make a payment of up to $173 million if our senior unsecured ratings from Moody’s Investors Service falls to or below Baa1 or from Standard & Poor’s Corporation falls to or below BBB+ and all agreements for which we owe amounts are terminated. In calculating the required payments, we only considered agreements that, when netted for each counterparty as allowed by the underlying master agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

At May 31, 2014, our senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks from Moody’s Investors Service and Standard & Poor’s Corporation, such rating outlooks may provide an indication of possible future movement in the ratings. At May 31, 2014, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Our concentration of loans to borrowers within the rural electric industry could impair our revenue if that industry experiences economic difficulties.
At May 31, 2014, approximately 98% of our total exposure was to rural electric cooperatives. Factors that have a negative impact on our member rural electric cooperatives’ financial results could also impair their ability to make payments on our loans. If our members’ financial results materially deteriorate, we could be required to increase our allowance for loan losses through provisions for loan loss on our income statement that would reduce reported net income.

Advances in technology may change the way electricity is generated and transmitted prior to the maturity of our loans to rural electric systems.
To the extent that advances in technology make our electric system members’ power supply, transmission and/or distribution facilities obsolete prior to the maturity of our loans, there could be an adverse impact on the ability of our members to repay such loans. This could lead to an increase in nonperforming or restructured loans and an adverse impact on our results of operations.

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

Our ability to comply with covenants related to our revolving credit agreements, collateral trust bond and medium-term note indentures and debt agreements could affect our ability to retire patronage capital, may accelerate certain debt obligations and could affect our ability to obtain financing and maintain preferred rating levels on our debt.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures. We are required to maintain a minimum adjusted TIER for the six most recent fiscal quarters of 1.025, an adjusted leverage ratio of no more than 10-to-1 and we must maintain loans pledged as collateral for various debt issuances at or below 150% of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. Our revolving credit agreements also state that we must earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See "MD&A—Non-GAAP Financial Measures" for further explanation and a reconciliation of our adjusted ratios.

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

Pursuant to our collateral trust bond indentures, we are required to maintain eligible collateral pledged at least equal to 100% of the principal amount of the bonds issued under the indenture. Pursuant to one of our collateral trust bond indentures and our medium-term note indenture, we are required to limit senior indebtedness to 20 times the sum of our members’ equity, subordinated deferrable debt and members’ subordinated certificates.

If we are in default under our collateral trust bond or medium-term note indentures, the existing holders of these securities have the right to accelerate the repayment of the full amount of the outstanding debt principal of the security before the stated maturity of such debt. That acceleration of debt repayments poses a significant liquidity risk as we might not have enough cash or committed credit available to repay the debt. In addition, if we are not in compliance with the collateral trust bond and medium-term note covenants, we would be unable to issue new debt securities under such indentures. If we were unable to issue new collateral trust bonds and medium-term notes, our ability to fund new loan advances and refinance maturing debt would be impaired.

We are required to pledge eligible distribution system or power supply system loans as collateral equal to at least 100% of the outstanding balance of debt issued under a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. We are also required to maintain distribution and power supply loans as collateral on deposit equal to at least 100% of the outstanding balance of debt under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program. Collateral coverage under 100% for either of these debt programs constitutes an event of default, which if not cured within 30 days, could result in creditors accelerating the repayment of the outstanding debt principal before the stated maturity. This poses a liquidity risk of possibly not having enough cash or committed credit available to repay the debt. In addition, we would be unable to issue new debt securities under the applicable debt agreement, which could impair our ability to fund new loan advances and refinance maturing debt.

Breaches of our information technology systems may damage relationships with our members or subject us to reputational, financial, legal or operational consequences.
Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data. Although we employ a number of measures to secure such information and prevent access to our data, including encryption and authentication technologies, monitoring and testing, and employee training, security breaches may occur through the actions of third parties, employee error, malfeasance, technology failures or other irregularities. Any such breach or unauthorized access could result in a loss of this information, a delay or inability to provide service of affected products, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. While CFC maintains insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Data security and privacy continue to receive heightened legislative and regulatory focus in the United States. Many states have enacted legislation requiring notification to those affected by a security breach. Our failure to comply with these laws and regulations could result in fines, sanction, and litigation. Additionally, new regulation in the areas of data security and privacy may increase our costs and our members’ costs.

Our lending activities are not subject to regulation or regulatory oversight.
Unlike FDIC-insured banking institutions, our lending activity is not subject to federal regulation. Some federal regulations require FDIC-insured financial institutions to meet certain requirements or refrain from certain activities, such as requirements to maintain certain levels of capital and restrictions on engaging in activities that may cause conflicts of interest or excess risk. These regulations also appoint one or more regulatory agencies to evaluate and oversee compliance with these regulations. Although our policies and practices require us to meet some of these requirements, we are not required by law or regulation to adhere to these requirements and no external agency ensures compliance with our policies and practices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

CFC owns approximately 141,000 square feet of office, meeting and storage space that serves as its headquarters in Loudoun County, Virginia.

Item 3.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been taken with respect to any legal proceedings at this time. Related to the Innovative Communication Corporation (“ICC”) bankruptcy proceedings, ICC’s former indirect majority shareholder and former chairman, and related parties, continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC has successfully defended these claims in various proceedings and forums, and they are now on appeal.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

The following is a summary of selected financial data for the years ended and as of May 31, 2014, 2013, 2012, 2011 and 2010.

(Dollars in thousands)	2014	2013	2012	2011	2010
For the year ended May 31:
Interest income	$957,540	$955,753	$960,961	$1,008,911	$1,043,635
Net interest income	302,885	263,728	199,183	167,831	131,524
Derivative (losses) gains (1)	(34,421)	84,843	(236,620)	(30,236)	(20,608)
Income (loss) prior to income taxes	194,930	360,836	(151,404)	152,542	110,251
Net income (loss)(2)	192,926	358,087	(148,797)	151,215	110,547

Fixed-charge coverage ratio/TIER (2)(3)	1.29	1.52	—	1.18	1.12
Adjusted TIER(4)	1.21	1.29	1.10	1.21	1.12

As of May 31:
Loans to members	$20,476,642	$20,305,874	$18,919,612	$19,330,797	$19,342,704
Allowance for loan losses	(56,429)	(54,325)	(143,326)	(161,177)	(592,764)
Assets	22,232,743	22,071,651	19,951,335	20,561,622	20,143,215
Short-term debt	5,399,394	7,719,483	4,493,434	5,842,924	4,606,361
Long-term debt(5)	13,303,931	10,696,433	12,151,967	11,293,249	12,054,497
Subordinated deferrable debt	400,000	400,000	186,440	186,440	311,440
Members’ subordinated certificates(6)	1,521,517	1,729,226	1,722,744	1,801,212	1,810,715
Total equity	970,374	811,261	490,755	687,309	586,767
Guarantees	1,064,822	1,112,771	1,249,330	1,104,988	1,171,109

Leverage ratio(3)	23.01	27.58	42.20	30.52	35.33
Adjusted leverage ratio(4)	6.24	6.11	6.46	6.48	6.34
Debt-to-equity ratio(3)	21.91	26.21	39.65	28.92	33.33
Adjusted debt-to-equity ratio(4)	5.90	5.76	6.01	6.09	5.93
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
(2) For the years ended May 31, 2012, 2011 and 2010 the fixed-charge coverage ratio includes capitalized interest in total fixed charges, which is not included in our times interest earned ratio (“TIER”) calculation. For the years ended May 31, 2014 and 2013, the fixed-charge coverage ratio is the same calculation as our TIER as we did not have any capitalized interest during these years. For the year ended May 31, 2012, earnings were insufficient to cover fixed charges by $149 million.
(3) See "MD&A—Non-GAAP Financial Measures" for the GAAP calculations of these ratios.
(4) Adjusted ratios include non-GAAP adjustments that we make to financial measures in assessing our financial performance. See "MD&A—Non-GAAP Financial Measures" for further explanation of these calculations and a reconciliation of the adjustments.
(5)Excludes $1,512 million, $3,669 million, $1,247 million, $2,523 million and $2,312 million in long-term debt that comes due, matures and /or will be redeemed during fiscal years 2015, 2014, 2013, 2012 and 2011, respectively. See "Note 5—Short-Term Debt and Credit Arrangements" of the consolidated financial statements for additional information.
(6)Excludes $91 million, $37 million, $17 million and $12 million of loan and guarantee subordinated certificates, and member capital securities reported as short-term debt at May 31, 2014, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is designed to provide a better understanding of our consolidated financial condition and results of operations and as such should be read in conjunction with the consolidated financial statements, including the notes thereto and the information contained elsewhere in this Form 10-K, including "Item 1A. Risk Factors."

Unless stated otherwise, references to “we,” “our” or “us” relate to the consolidation of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and to accommodate loan securitization transactions.

Throughout this MD&A, we refer to certain of our financial measures that are based on amounts not in accordance with generally accepted accounting principles in the United States (“GAAP”) as non-GAAP “adjusted” measures. In addition to discussing our reported GAAP results, our "Executive Summary" below discusses the key non-GAAP metrics that we use to evaluate our business and financial performance, which consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most closely related GAAP measures are TIER and debt-to-equity ratio. The financial covenants in our revolving credit agreements and debt indentures are based on our adjusted measures rather than the comparable GAAP measures. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense to include the impact of derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the Rural Utilities Service (“RUS”), subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See "Non-GAAP Financial Measures" for further explanation of the adjustments we make to our financial results for our own analysis and covenant compliance and for a reconciliation to the most comparable GAAP measures.

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

Lending Activity

Total loans outstanding were $20,467 million as of May 31, 2014, an increase of $171 million, or 1%, from May 31, 2013. The increase reflected an increase of $94 million in CFC distribution loans, an increase of $78 million in CFC power supply loans and an increase of $55 million in NCSC loans, which was partially offset by a decrease of $53 million in RTFC loans.

During the year ended May 31, 2014, $1,164 million of CFC long-term fixed-rate loans repriced. Of this total, $984 million repriced to a new long-term fixed rate; $69 million repriced to a long-term variable rate; $21 million repriced to a new rate offered as part of our loan sales program and were sold with servicing retained by CFC; and $90 million were repaid in full.

Funding Activity

Total debt outstanding was $20,625 million as of May 31, 2014, an increase of $80 million, or 0.4%, from May 31, 2013. The increase in debt outstanding, coupled with an increase in retained equity of $149 million, was primarily due to funding for the $171 million increase in loans outstanding.

In May 2014, we completed an exchange of $209 million of our outstanding 8% medium-term notes, Series C, due 2032 for $218 million of 4.023% collateral trust bonds due 2032 and $91 million of cash.

During the year ended May 31, 2014, we took advantage of availability in the capital markets to extend the maturity and increase the amount of our revolving credit agreements thereby providing us with an additional source of liquidity. Specifically, we amended our three-year, four-year, and five-year revolving credit agreements to extend the maturity dates by one year each to October 28, 2016, 2017, and 2018, respectively. We also exercised our option to increase the commitment level for the three-year, four-year, and five-year revolving credit agreements by $120 million, $115 million and $110 million, respectively, to $1,036 million, $1,122 million, and $1,068 million, respectively.

Financial Results

We generated net income of $193 million and $358 million for the years ended May 31, 2014 and 2013, respectively, and TIER of 1.29 and 1.52, respectively. As previously noted, we use adjusted non-GAAP measures in our analysis to evaluate our performance and for debt covenant compliance. Our adjusted net income was $153 million and $217 million for the years ended May 31, 2014 and 2013, respectively, and adjusted TIER was 1.21 and 1.29, respectively. Our debt-to-equity ratio decreased to 21.91-to-1 as of May 31, 2014, from 26.21-to-1 as of May 31, 2013. Our adjusted debt-to-equity ratio increased to 5.90-to-1 as of May 31, 2014, from 5.76-to-1 as of May 31, 2013, primarily due to an increase in adjusted liabilities.

Net Income

The decrease of $165 million in our net income in fiscal year 2014 from the prior fiscal year was primarily driven by a shift in the provision for loan losses to an expense of $3 million in the current year from a negative provision of $70 million in the prior year and a shift to derivative losses of $34 million in the current year from derivative gains of $85 million in the prior year. The unfavorable impact of these factors was partially offset by a $39 million increase in net interest income.

The $70 million negative provision for loan losses recorded in fiscal year 2013 was attributable to a reduction in our allowance due to refinements we made in certain assumptions used in estimating our allowance for loan losses. The derivative fair value losses recorded in fiscal year 2014 versus gains in 2013 reflect the composition of our derivative portfolio and changes in interest rates. The increase in net interest income of $39 million in fiscal year 2014 was largely attributable to the refinancing of higher-cost debt with lower-cost debt.

Adjusted Net Income

The decrease of $63 million in our adjusted net income in fiscal year 2014 from the prior fiscal year was primarily driven by the shift in the provision for loan losses discussed above partially offset by a $22 million increase in adjusted net interest income. The increase in adjusted net interest income of $22 million was due to the $39 million increase to net interest income resulting from the refinancing of higher-cost debt discussed above partially offset by an increase of $17 million to derivative cash settlements expense during fiscal year 2014.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate an increase to earnings from core lending operations over the next 12 months due to the expected increase in long-term loans outstanding and the decrease in our funding costs resulting from the call of our 7.5% member capital securities and the debt exchange completed in May 2014.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of our 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of May 31, 2014, $267 million of the 7.5% member capital securities were redeemed and we had call notices outstanding for another $59 million. The call dates for the $59 million will take place through August 2014. Over the next 12 months, we expect to provide notice to members for the early call of an additional $61 million of 7.5% member capital securities with call dates through January 2015. As of May 31, 2014, members have invested $147 million in the new series of member capital securities.

We have $1,512 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. At May 31, 2014, we had $944 million in cash, investments, and time deposits, up to $624 million available under committed loan facilities from the Federal Financing Bank, $3,224 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,232 million available under a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $3,887 million of commercial paper, select notes, daily liquidity fund notes and bank bid notes scheduled to mature over the next 12 months, as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting principles, as described in "Note 1—General Information and Accounting Policies" to the consolidated financial statements, are essential in understanding MD&A. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments.

We identified the allowance for loan losses and the determination of fair value of certain items on our balance sheet as critical accounting policies because they require significant estimations and judgments by management. These policies are summarized below and identify and describe the development of the variables most important in the estimation process. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs required for estimation. Where alternatives exist, we used the factors we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could affect net income. Separate from the possible future effect to net income from our model inputs, market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways, and the resulting volatility could have a significant negative effect on future operating results.

Below is a description of the process used in determining the appropriateness of the allowance for loan losses and the determination of fair value for certain items on our balance sheet.

Allowance for Loan Losses

We are required to report loans receivable on our consolidated balance sheets at net realizable value. The net realizable value is the total principal amount of loans outstanding less an estimate of the probable losses inherent in the portfolio. We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is reported as a separate line item on the consolidated statement of operations.

There are significant subjective assumptions and estimates used in calculating the amount of the loss allowance required. We review the estimates and assumptions used in the calculations of the allowance for loan losses on a quarterly basis. Because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to incurred losses. The methodology used to calculate the allowance for loan losses is summarized below.

The allowance for loan losses is calculated by dividing the portfolio into two categories of loans:

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

We use the following factors to determine the allowance for loan losses for the general portfolio category:

•	Internal risk ratings system. We maintain risk ratings for our borrowers that are updated at least annually and are based on the following:

◦	general financial condition of the borrower;

◦	our judgment of the quality of the borrower’s management;

◦	our judgment of the borrower’s competitive position within its service territory and industry;

◦	our estimate of the potential impact of proposed regulation and litigation; and

◦	other factors specific to individual borrowers or classes of borrowers.

•
Standard & Poor’s historical utility sector default table. The table provides expected default rates for the utility sector based on rating level and the remaining maturity. We correlate our internal risk ratings to the ratings used in the utility sector default table. We use the default table to assist in estimating our allowance for loan losses because we have limited history from which to develop loss expectations.

•	Loss Emergence Period. Based on the estimated time between the loss-causing event(s) and the date that we charge off the unrecoverable portion of the loan.

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. We have been lending to electric cooperatives since our incorporation in 1969.

At May 31, 2014, the $43 million reserve produced by our general allowance for loan losses model represented 0.21% of the outstanding balance of loans. An increase or decrease of 10% in our default rates would result in a corresponding increase or decrease of $4 million to the general allowance for loan losses model. An increase or decrease of 1% in our recovery rates would result in a corresponding increase or decrease of $3 million to the general allowance for loan losses model.

In addition to the allowance for loan losses for the general portfolio, we maintain a qualitative reserve for the general portfolio based on risk factors not captured in the general allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. We actively monitor the operations and financial performance of our borrowers through the review of audited financial statements, review of borrower-prepared financial statements (if required) and discussions with borrower management. As a result of the lag, there could be credit events or circumstances that exist with our borrowers for which we have not been made aware that could potentially lead to reassessing/downgrading of certain borrower risk ratings to better reflect the risk of default and ultimate loss. Additional qualitative considerations include our expectations with respect to loan workouts, risks associated with large loan exposures and economic and environmental factors.

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

We generally measure impairment for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows discounted at the loan’s effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs. Loans are identified as collateral dependent if we believe that collateral is the expected source of repayment.

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

We recognize interest income on impaired loans on a case-by-case basis. An impaired loan to a borrower that is nonperforming will generally be placed on non-accrual status and we will reverse all accrued and unpaid interest. We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. Interest income may be recognized on an accrual basis for restructured impaired loans where the borrower is performing and is expected to continue to perform based on agreed-upon terms.

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

We provide additional information on the allowance for loan losses in "Note 3—Loans and Commitments."

Fair Value

Fair Value of Financial Instruments

We identify fair value as a critical accounting policy because of the subjective nature and the requirement for management to make significant estimations in determining the amounts to be recorded. Different assumptions and estimates could also be reasonable, and changes in the assumptions used and estimates made could have a material effect on our financial statements.

The primary instruments recorded on our balance sheet at fair value are derivative financial instruments. Derivative instruments must be recorded on the balance sheet as either an asset or liability measured at fair value. Since these instruments generally do not qualify for hedge accounting, the accounting standards require that we record all changes in fair value through earnings. We record the change in the fair value of derivative instruments, along with realized gains and losses from cash settlements, in the derivative gains (losses) line item of the consolidated statement of operations each reporting period.

Since there is not an active secondary market for the types of derivative instruments we use, we obtain market quotes from our dealer counterparties. The market quotes are based on the expected future cash flows and estimated yield curves. We perform our own analysis to confirm the values obtained from the counterparties and indicate a valuation adjustment for potential default risk as needed. The counterparties estimate future interest rates as part of the quotes they provide to us. We adjust all derivatives to fair value on a quarterly basis. The fair value we record will change as estimates of future interest rates change. To estimate the impact of changes to interest rates on the forward value of derivatives, we would need to estimate all changes to interest rates through the maturity of our outstanding derivatives. The maturities of our derivatives in the current portfolio run through 2044. Since many of the derivative instruments we use for risk management have such long-dated maturities, the valuation of these derivatives may require extrapolation of market data that is subject to significant judgment. Accounting standards on fair value require that credit risk be considered in determining the market value of any asset or liability carried at fair value. We adjust the market values of our derivatives received from the counterparties based on our counterparties’ and our credit spreads observed in the credit default swap market. See "Note 13—Fair Value Measurement" and "Note 14—Fair Value of Financial Instruments" for additional information.

Fair Value of Foreclosed Assets

In addition to the valuation associated with derivative financial instruments, we also present foreclosed assets at fair value when initially recorded on the balance sheet. Foreclosed assets that do not qualify as assets held for sale are periodically reviewed for impairment.

In many instances the valuation of these assets is judgmental and dependent upon comparisons to similar assets or estimations of future cash flows that are expected to be generated by the underlying foreclosed properties. In both of these instances, management uses its best estimates, based upon available market data and/or projections of future cash flows. However, because of the subjective nature of these estimates, other estimates could be reasonable, and changes in the assumptions used and our estimates could have a material effect on our financial statements. See "Note 4—Foreclosed Assets" for additional information.

ACCOUNTING CHANGES AND DEVELOPMENTS

See "Note 1—General Information and Accounting Policies" for information on accounting standards adopted in fiscal year 2014, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between fiscal years
2014 and 2013 and between fiscal years 2013 and 2012. Table 1 presents our consolidated results of operations for fiscal years ended May 31, 2014, 2013 and 2012.

Table 1: Results of Operations

	For the years ended May 31,			Change from the previous year
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest income	$957,540	$955,753	$960,961	$1,787	$(5,208)
Interest expense	(654,655)	(692,025)	(761,778)	37,370	69,753
Net interest income	302,885	263,728	199,183	39,157	64,545
Provision for loan losses	(3,498)	70,091	18,108	(73,589)	51,983
Net interest income after provision for loan losses	299,387	333,819	217,291	(34,432)	116,528

Non-interest income:
Fee and other income	17,762	38,181	17,749	(20,419)	20,432
Derivative (losses) gains	(34,421)	84,843	(236,620)	(119,264)	321,463
Results of operations from foreclosed assets	(13,494)	(897)	(67,497)	(12,597)	66,600
Total non-interest income	(30,153)	122,127	(286,368)	(152,280)	408,495

Non-interest expense:
Salaries and employee benefits	(41,176)	(55,536)	(39,364)	14,360	(16,172)
Other general and administrative expenses	(31,390)	(28,646)	(25,973)	(2,744)	(2,673)
Provision for guarantee liability	(217)	4,772	(726)	(4,989)	5,498
Loss on early extinguishment of debt	(1,452)	(10,636)	(15,525)	9,184	4,889
Other	(69)	(5,064)	(739)	4,995	(4,325)
Total non-interest expense	(74,304)	(95,110)	(82,327)	20,806	(12,783)

Income (loss) prior to income taxes	194,930	360,836	(151,404)	(165,906)	512,240

Income tax (expense) benefit	(2,004)	(2,749)	2,607	745	(5,356)
Net income (loss)	192,926	358,087	(148,797)	(165,161)	506,884
Less: Net (income) loss attributable to noncontrolling interest	(2,859)	(4,328)	4,070	1,469	(8,398)
Net income (loss) attributable to CFC	$190,067	$353,759	$(144,727)	$(163,692)	$498,486
Adjusted net income	$153,385	$216,783	$74,977	$(63,398)	$141,806
Adjusted interest expense	$(728,617)	$(748,486)	$(774,624)	$19,869	$26,138

TIER (1)	1.29	1.52	—
Adjusted TIER (2)	1.21	1.29	1.10
(1) For the year ended May 31, 2012, we reported a net loss of $149 million and, therefore, the TIER calculation for that period results in a value below 1.00.
(2) Adjusted to exclude the effect of the derivative forward value from net income and to include all derivative cash settlements in the interest expense. The derivative forward value and derivative cash settlements are combined in the derivative gains (losses) line item in the chart above. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of these adjustments.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which include loans and investment securities, and the interest expense on our interest-bearing liabilities. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities. We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by funding large aggregated amounts of loans.

Table 2 presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for fiscal years 2014, 2013 and 2012.
Table 2 also presents adjusted interest expense, which reflects the inclusion of all derivative cash settlements in interest expense. See "Non-GAAP Financial Measures" for a reconciliation of interest expense to adjusted interest expense and an additional explanation of the adjustments.

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

(Dollars in thousands)	2014			2013			2012
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,377,834	$887,010	4.83%	$17,223,370	$874,287	5.08%	$16,440,288	$878,604	5.34%
Long-term variable-rate loans	737,186	20,388	2.77	721,747	21,684	3.00	658,847	24,374	3.70
Line of credit loans	1,278,549	31,376	2.45	1,245,635	32,378	2.60	1,072,222	30,717	2.86
Restructured loans(1)	10,819	136	1.26	157,059	13,956	8.89	461,670	16,191	3.51
Nonperforming loans	7,952	236	2.97	48,653	—	—	39,953	—	—
Total	20,412,340	939,146	4.60	19,396,464	942,305	4.86	18,672,980	949,886	5.09
Investments and time deposits	860,983	7,080	0.82	491,591	6,325	1.29	334,732	3,934	1.18
Fee income(2)	—	11,314	—	—	7,123	—	—	7,141	—
Total	$21,273,323	$957,540	4.50%	$19,888,055	$955,753	4.81%	$19,007,712	$960,961	5.06%

Liabilities:
Short-term debt	$4,282,107	$(5,899)	(0.14)%	$3,739,450	$(6,888)	(0.18)%	$3,011,409	$(5,836)	(0.19)%
Medium-term notes	2,804,289	(82,978)	(2.96)	2,623,428	(95,495)	(3.64)	3,078,905	(173,927)	(5.65)
Collateral trust bonds	5,898,955	(300,014)	(5.09)	6,202,374	(327,978)	(5.29)	5,796,367	(314,642)	(5.43)
Subordinated deferrable debt	395,661	(19,000)	(4.80)	216,669	(12,922)	(5.96)	180,962	(11,225)	(6.20)
Subordinated certificates	1,663,847	(79,328)	(4.77)	1,716,065	(81,920)	(4.77)	1,718,055	(81,124)	(4.72)
Long-term notes payable	5,502,370	(150,956)	(2.74)	4,912,791	(150,553)	(3.06)	4,518,181	(154,606)	(3.42)
Total	20,547,229	(638,175)	(3.11)	19,410,777	(675,756)	(3.48)	18,303,879	(741,360)	(4.05)
Debt issuance costs(3)	—	(7,447)	—	—	(7,582)	—	—	(9,044)	—
Fee expense(4)	—	(9,033)	—	—	(8,687)	—	—	(11,374)	—
Total	$20,547,229	$(654,655)	(3.19)%	$19,410,777	$(692,025)	(3.57)%	$18,303,879	$(761,778)	(4.16)%
Derivative cash settlements(5)	$8,380,698	$(73,962)	(0.88)%	$9,148,214	$(56,461)	(0.62)%	$10,123,071	$(12,846)	(0.13)%
Adjusted interest expense(6)	20,547,229	(728,617)	(3.55)	19,410,777	(748,486)	(3.86)	18,303,879	(774,624)	(4.23)
Net interest income/Net yield		$302,885	1.31%		$263,728	1.24%		$199,183	0.90%
Adjusted net interest income/Adjusted net yield (6)(7)		$228,923	0.95%		$207,267	0.95%		$186,337	0.83%
(1) On September 13, 2012, we received a prepayment from one of our borrowers, with $414 million applied to the restructured loan balance, as well as applicable interest due on the restructured loan.
(2) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.
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
(6) See "Non-GAAP Financial Measures" for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense, which affects adjusted interest expense and adjusted net interest income.
(7) Adjusted net yield is calculated as the average yield on total interest income less the average yield on adjusted interest expense. Adjusted interest expense includes interest expense from derivative cash settlements.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities. The table also shows the change to derivative cash settlements due to changes in the average notional amount of our derivative portfolio versus changes to the net difference between the average rate paid and the average rate received.

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2014 vs. 2013			2013 vs. 2012
	Variance due to:			Variance due to:
(Dollars in thousands)	Average volume (1)	Average rate (2)	Net change (3)	Average volume (1)	Average rate (2)	Net change (3)
Increase (decrease) in interest income:
Long-term fixed-rate loans	$58,602	$(45,879)	$12,723	$41,849	$(46,166)	$(4,317)
Long-term variable-rate loans	464	(1,760)	(1,296)	2,327	(5,017)	(2,690)
Line of credit loans	856	(1,858)	(1,002)	4,968	(3,307)	1,661
Restructured loans	(12,995)	(825)	(13,820)	(10,683)	8,448	(2,235)
Nonperforming loans	—	236	236	—	—	—
Total interest income on loans	46,927	(50,086)	(3,159)	38,461	(46,042)	(7,581)
Investments and time deposits	4,753	(3,998)	755	1,844	547	2,391
Fee income	—	4,191	4,191	—	(18)	(18)
Total interest income	$51,680	$(49,893)	$1,787	$40,305	$(45,513)	$(5,208)

(Increase) decrease in interest expense:
Short-term debt	$(1,000)	$1,989	$989	$(1,411)	$359	$(1,052)
Medium-term notes	(6,584)	19,101	12,517	25,730	52,702	78,432
Collateral trust bonds	16,045	11,919	27,964	(22,039)	8,703	(13,336)
Subordinated deferrable debt	(10,675)	4,597	(6,078)	(2,215)	518	(1,697)
Subordinated certificates	2,493	99	2,592	94	(890)	(796)
Long-term notes payable	(18,068)	17,665	(403)	(13,503)	17,556	4,053
Total interest expense on debt	(17,789)	55,370	37,581	(13,344)	78,948	65,604
Debt issuance costs	—	135	135	—	1,462	1,462
Fee expense	—	(346)	(346)	—	2,687	2,687
Total interest expense	$(17,789)	$55,159	$37,370	$(13,344)	$83,097	$69,753
Derivative cash settlements(4)	$4,737	$(22,238)	$(17,501)	$1,237	$(44,852)	$(43,615)
Adjusted interest expense(5)	(13,052)	32,921	19,869	(12,107)	38,245	26,138
Increase (decrease) in net interest income	33,891	5,266	39,157	26,961	37,584	64,545
Increase in adjusted net interest income	38,628	(16,972)	21,656	28,198	(7,268)	20,930
(1) Calculated based on the current period average balance less the prior period average balance multiplied by the prior period average rate.
(2) Calculated based on the current period average rate less the prior period average rate multiplied by the current period average balance.
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
(5) See "Non-GAAP Financial Measures" for further explanation of the adjustment we make in our financial analysis to include the derivative cash settlements in interest expense.

Net interest income for the year ended May 31, 2014 increased 15% compared with the prior year while net interest income increased 32% for the year ended May 31, 2013 compared with the prior year. The increase to the net interest income for the years ended May 31, 2014 and 2013 as compared with the respective prior year, was due to decreases in interest expense that exceeded the fluctuations in interest income. The primary factor driving the reduction to interest expense for both periods was our refinancing of maturing term debt with lower-cost debt during fiscal years 2013 and 2014. We maintained a higher average balance of commercial paper, medium-term notes and long-term notes payable, which have a lower weighted-average cost, in our overall funding mix and decreased the utilization of collateral trust bonds.

Adjusted net interest income for the year ended May 31, 2014 increased 10% from the prior year, while adjusted net interest income increased 11% for the year ended May 31, 2013 compared with the prior year. The increase to adjusted net interest income for the years ended May 31, 2014 and 2013, compared with the respective prior year, was primarily due to the increase to the net interest income as described above. The reduction to interest expense was partly offset by the increase to derivative cash settlements expense. See "Non-GAAP Financial Measures" for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in determining our adjusted interest expense which, in turn, affects adjusted net interest income.

Interest Income

Interest income increased by less than 1% during the year ended May 31, 2014 compared with the prior year. The slight increase in the total interest income earned during the year ended May 31, 2014, was driven primarily by the $13 million increase in interest income earned on our long-term fixed-rate loans and the $4 million increase in fee income. The increase in interest income earned on long-term fixed-rate loans during the year ended May 31, 2014, was primarily due to the $1,154 million increase in average fixed-rate loan balances, partly offset by the 25 basis-point decrease in the weighted-average rate earned on our long-term fixed-rate loans. The increase in average fixed-rate loan balances was primarily due to a large amount of advances to CFC and NCSC borrowers to refinance debt from other lenders, to fund capital improvements and for other purposes. The decrease in average yield on fixed-rate loans was due to lower interest rates in the capital markets and the repricing of loans at lower interest rates. As a cost-based lender, our fixed interest rates reflect our cost of borrowing in the capital markets marked up to cover our cost of operations. As benchmark treasury rates and spreads tightened over the past few years, there was a continued reduction in the rates we had to pay for funding in the capital markets and we lowered the long-term fixed rates on our new loans. Although the average long-term fixed interest rates we offered on electric loans started to increase during the year ended May 31, 2014, the residual impact of lower rates offered over the current and prior year continued to result in a decrease in the average yield earned when comparing the year ended May 31, 2014 to the prior years.

The increase in interest income during the year ended May 31, 2014 was partially offset by the $14 million decrease in interest income earned on restructured loans primarily due to the pay-off of a $414 million restructured loan in September 2012.

The decrease to the yields earned on long-term variable-rate loans and line of credit loans during the year ended May 31, 2014 when compared to the years ended May 31, 2013 and 2012, was due to the continued impact of the reduction to the standard rates we charged for such loans on October 1, 2012.

During the year ended May 31, 2013, interest income decreased by 1% compared with the prior year. The pay-off of a $414 million restructured loan mentioned above resulted in an unusual increase to the average yield on restructured loans of 538 basis points during the year ended May 31, 2013. Excluding the impact of restructured loans, there was a 30 basis-point decrease to the weighted-average rate earned on loans, partly offset by a $1,028 million increase in the average loan balance.

Our nonperforming and restructured loans on non-accrual status affect interest income for the current and prior years. The effect of non-accrual loans on interest income is included in the rate variance in table 3 above. Table 4 summarizes foregone interest income as a result of holding loans on non-accrual status.

Table 4: Foregone Interest Income

(Dollars in thousands)	2014	2013	2012
Electric	$610	$491	$7,918
Telecommunications	192	447	433
Total	$802	$938	$8,351

The decrease in interest foregone for electric loans in fiscal year 2013 compared to fiscal year 2012 was due to placing a $420 million restructured loan on accrual status on October 1, 2011, which was paid off in September 2012. The reduction to interest foregone for telecommunications loans in fiscal year 2014 compared to fiscal year 2013 was due to the significantly lower balance of telecommunications loans on non-accrual status during fiscal year 2014.

Interest Expense

During the year ended May 31, 2014, the average balance of debt outstanding increased by $1,136 million, or 6%, in order to fund the overall growth in our balance sheet. Despite the increase in average debt outstanding, total interest expense decreased by 5% compared with the prior year. The lower interest rates and tighter credit spreads available in the capital markets allowed us to refinance maturing debt at a lower cost. Specifically, the decrease in interest expense for the year ended May 31, 2014 is due to the 38 basis-point reduction in the total weighted-average cost of debt. The lower average cost of debt is primarily due to the refinancing of $340 million of 8% medium-term notes in the second quarter of fiscal year 2013, an overall decrease in the average volume of collateral trust bonds, and a lower average rate on collateral trust bonds issued in fiscal year 2014 compared to those that matured, partially offset by an increase in the average volume of subordinated deferrable debt. We funded the refinancing of higher-cost medium-term notes as well as the overall growth in our balance sheet with a mix of lower-cost short-term debt, medium-term notes, collateral trust bonds, and notes payable issued under our Guaranteed Underwriter Program and our agreement with the Federal Agricultural Mortgage Corporation. Short-term debt is our lowest cost of funding. Our utilization of short-term debt increased from 19% to 21% of average total debt during the year ended May 31, 2014 compared with the prior year, while the weighted-average rate paid for these instruments decreased from 18 basis points to 14 basis points, a 22% reduction.

The decrease in interest expense during the year ended May 31, 2014 compared to the prior year was also partially driven by the decrease in average volume of our subordinated certificates due to the call of our 7.5% member capital securities with redemption dates that started in the third quarter of fiscal year 2014.

During the year ended May 31, 2013, interest expense decreased by 9% compared with the prior year primarily due to the 59 basis-point reduction in the total cost of debt. The lower average cost of debt was primarily due to the refinancing of $1,500 million of 7.25% medium-term notes throughout fiscal year 2012 and the refinancing of $340 million of 8% medium-term notes in the second quarter of fiscal year 2013. Our utilization of short-term debt increased from 16% to 19% of average total debt during the year ended May 31, 2013 compared with the prior year, while the weighted-average rate paid for these instruments decreased slightly from 19 basis points to 18 basis points, a 5% reduction.

The adjusted interest expense, which includes all derivative cash settlements, was $729 million for the year ended May 31, 2014, compared with $748 million and $775 million for the years ended May 31, 2013 and 2012, respectively. The decrease in adjusted interest expense during the years ended May 31, 2014 and 2013 was due to the lower interest expense noted above, partially offset by an increase in derivative cash settlements expense during the years ended May 31, 2014 and 2013. Our adjusted interest expense fell from an average of $65 million per month for fiscal year 2012 to $62 million per month for fiscal year 2013 and $61 million per month for fiscal year 2014. See "Non-GAAP Financial Measures" for further explanation of the adjustment we make in our financial analysis to include all derivative cash settlements in interest expense.

Provision for Loan Losses

We recorded a $3 million provision for loan losses during the year ended May 31, 2014 versus a negative provision of $70 million during the prior year. The loan loss provision for the year ended May 31, 2014 was due to an increase in the allowance held for general loans of $2 million and an increase in the qualitative component of the general reserve of $3 million, partially offset by a decrease in the the allowance held for impaired loans of $2 million. The negative provision for loan losses of $70 million recognized during the year ended May 31, 2013 was due to the decrease to the allowance held for general loans of $56 million, the decrease in the qualitative component of the general reserve of $11 million, and the decrease to the allowance held for impaired loans of $3 million. The allowance held for the general portfolio decreased because we updated certain assumptions used to estimate defaults, which included transitioning from the S&P corporate bond default table to the S&P utility sector default table, refining the linkage between the Company’s internal risk ratings and the S&P ratings and reassessing and reducing the loss emergence period. In addition, we refined our approach to the qualitative component of the general reserve by focusing on risk factors not captured in the general allowance for loan loss. See "Note 3—Loans and Commitments" for additional information on our allowance for loan losses.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results from foreclosed assets.

Non-interest income decreased by $152 million for the year ended May 31, 2014 compared with the prior year primarily due to the increase in derivative losses of $119 million, the decrease in fee income of $20 million and the increase in loss from operations of foreclosed assets of $13 million. The decrease in fee and other income during the year ended May 31, 2014 is primarily due to the $13 million prepayment fee received on a capital expenditures loan in September 2012. The increase in loss from operations of foreclosed assets is primarily due to the reversal of $10 million of previously accrued expenses in the third quarter of fiscal year 2013 at Caribbean Asset Holdings (“CAH”), and a $3 million settlement gain received in the second quarter of fiscal year 2013.

Non-interest income increased by $408 million for the year ended May 31, 2013 compared with the prior year mainly due to the increase in derivative gains of $321 million, the decrease in loss from operations of foreclosed assets of $67 million and the increase in fee income of $20 million. The decrease in loss from operations of foreclosed assets is primarily due to the $45 million impairment recorded in the third quarter of fiscal year 2012 at CAH and the $13 million in positive one-time adjustments recorded in fiscal year 2013 mentioned above. The increase in fee income was primarily due to the $13 million prepayment fee received in September 2012 mentioned above.

The derivative gains (losses) line item includes income and losses recorded for our interest rate swaps as summarized in table 5 for the years ended May 31, 2014, 2013 and 2012.

Table 5: Derivative Gains (Losses)

(Dollars in thousands)	2014	2013	2012
Derivative cash settlements	$(73,962)	$(56,461)	$(12,846)
Derivative forward value	39,541	141,304	(223,774)
Derivative gains (losses)	$(34,421)	$84,843	$(236,620)

We currently use two types of interest rate exchange agreements:  (i) we pay a fixed rate and receive a variable rate ("pay-fixed swaps") and (ii) we pay a variable rate and receive a fixed rate ("receive-fixed swaps"). Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as interest rates decrease, with the opposite occurring when interest rates increase. Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, the overall fair value gains and losses of our derivatives are sensitive to flattening and steepening of the yield curve.

Table 6 provides a breakout of the average notional amount outstanding by type of interest rate exchange agreement and the weighted-average interest rate paid and received for cash settlements during the years ended May 31, 2014 and 2013.

Table 6: Derivative Average Notional Balances and Average Interest Rates

	2014			2013
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,310,019	3.36%	0.24%	$5,570,239	3.56%	0.35%
Pay variable-receive fixed	3,070,679	0.94	3.95	3,577,975	1.18	4.65
Total	$8,380,698	2.47%	1.60%	$9,148,214	2.63%	2.03%

During the year ended May 31, 2014, the weighted-average rate we paid on our interest rate swap agreements was 87 basis points higher than the weighted-average rate we received, compared with 60 basis points higher than the weighted-average rate we received during the prior year. The primary reason for the increase in the weighted-average outflow was the reduction in the average notional amount for our pay variable-receive fixed interest rate swaps, due to a total of $575 million of pay variable-receive fixed interest rate swaps that matured since May 31, 2013.

The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts. The derivative forward value recorded for the year ended May 31, 2014 decreased by $102 million compared with the prior year. For the year ended May 31, 2014 the derivative value forward gain of $40 million was due to the upward shift and steepening of the estimated yield curve for our swaps of 18 basis points and 13 basis points, respectively. During the year ended May 31, 2014, the increase in fair value for our pay fixed-receive variable interest rate swaps outweighed the decrease in fair value for pay variable-receive fixed swaps as pay fixed-receive variable interest rate swaps represented 63% of our derivative contracts and they are more sensitive to changes in the estimated yield curve as they have a higher weighted-average maturity than our pay variable-receive fixed interest rate swaps. For the year ended May 31, 2014, the fair value of pay variable-receive fixed swaps declined as a result of swap maturities and changes in the estimated yield curve. See "Note 8—Derivative Financial Instruments" for additional information.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

Non-interest expense decreased by $21 million during the year ended May 31, 2014 compared with prior year due to the $14 million decrease in salaries and employee benefit expenses, the $9 million decrease in loss on early extinguishment of debt and the $5 million decrease in other expenses. The decrease in salaries and employee benefits during the year ended May 31, 2014 was due to the voluntary $13 million contribution that CFC made to its NRECA-sponsored Retirement Security Plan in January 2013. The $9 million decrease in loss on early extinguishment of debt was due to lower losses recorded in the current year related to the early redemption of $150 million of collateral trust bonds versus the losses recorded in the prior year related to the early redemption of $300 million collateral trust bonds and $186 million of subordinated deferrable debt. The decrease in other expenses during the year ended May 31, 2014 is due to a payment of $4 million related to the ICC bankruptcy made during the prior year. The above items were partially offset by the $5 million negative provision for guarantee losses recognized during the year ended May 31, 2013 versus an immaterial increase in the provision for guarantee losses recognized during the year ended May 31, 2014.

Non-interest expense increased by $13 million during the year ended May 31, 2013 compared with prior year primarily due to the $13 million contribution to the Retirement Security Plan discussed above.

Net Income (Loss) Attributable to the Noncontrolling Interest

The net income or loss attributable to the noncontrolling interest represents 100% of the results of operations of RTFC and NCSC as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

Noncontrolling interest for the year ended May 31, 2014 represents $2.9 million of net income, compared with net income of $4.3 million and net loss of $4.1 million for the years ended May 31, 2013 and 2012, respectively. Fluctuations in net income and loss are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

FINANCIAL CONDITION

Loan Portfolio

We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

Table 7 summarizes loans outstanding by type and by member class at May 31, 2014, 2013, 2012, 2011 and 2010.

Table 7: Loans Outstanding by Type and Member Class

(Dollars in millions)	2014		2013		2012		2011		2010
Loans by type: (1)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$18,176	88%	$17,918	88%	$16,743	89%	$16,405	85%	$15,413	80%
Long-term variable-rate loans	754	4	782	4	765	4	1,278	7	2,089	11
Loans guaranteed by RUS	202	1	211	1	219	1	227	1	237	1
Total long-term loans	19,132	93	18,911	93	17,727	94	17,910	93	17,739	92
Line of credit loans	1,335	7	1,385	7	1,185	6	1,415	7	1,599	8
Total loans	$20,467	100%	$20,296	100%	$18,912	100%	$19,325	100%	$19,338	100%

Loans by member class:(1)
CFC:
Distribution	$15,035	74%	$14,941	74%	$14,075	74%	$13,760	71%	$13,459	70%
Power supply	4,086	20	4,008	20	3,597	19	4,092	21	3,770	19
Statewide and associate	68	—	71	—	74	1	90	1	86	—
CFC total	19,189	94	19,020	94	17,746	94	17,942	93	17,315	89
RTFC	450	2	503	2	572	3	859	4	1,672	9
NCSC	828	4	773	4	594	3	524	3	351	2
Total	$20,467	100%	$20,296	100%	$18,912	100%	$19,325	100%	$19,338	100%
(1) Includes loans classified as restructured and nonperforming.

The balance of loans outstanding increased by $171 million during the year ended May 31, 2014 primarily due to an increase of $94 million in CFC distribution loans, an increase of $78 million in CFC power supply loans and an increase of $55 million in NCSC loans, partly offset by a decrease of $53 million in RTFC loans.

During the year ended May 31, 2014, $1,164 million of CFC long-term fixed-rate loans repriced. Of this total, $984 million selected a new long-term fixed rate; $69 million selected the long-term variable rate; $21 million selected a new rate offered as part of our loan sale program and were sold by CFC with CFC continuing to service the loans sold; and $90 million were prepaid in full.

We provide additional information on loans in "Note 3—Loans and Commitments".

Debt and Equity

Outstanding Debt

Table 8 shows our debt outstanding and the weighted average interest rates by type of debt at May 31, 2014, 2013 and 2012.

Table 8: Total Debt Outstanding and Weighted-Average Interest Rates

	2014		2013		2012
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Commercial paper sold through dealers, net of discounts	$1,973,557	0.14%	$2,009,884	0.16%	$1,404,901	0.18%
Commercial paper sold directly to members, at par	838,074	0.13	812,141	0.15	997,778	0.18
Commercial paper sold directly to non-members, at par	20,315	0.13	39,298	0.14	70,479	0.18
Select notes	548,610	0.27	358,390	0.34	—	—
Daily liquidity fund notes	486,501	0.06	680,419	0.10	478,406	0.10
Bank bid notes	20,000	0.60	150,000	0.53	295,000	0.51
Collateral trust bonds	5,980,214	4.65	5,962,681	5.13	6,307,564	5.11
Notes payable	6,019,040	2.60	5,274,415	2.69	4,650,877	3.27
Medium-term notes	2,726,303	2.43	3,091,512	2.74	2,423,686	4.56
Subordinated deferrable debt	400,000	4.75	400,000	4.75	186,440	6.02
Membership certificates	644,944	4.90	644,757	4.90	646,279	4.90
Loan and guarantee certificates	699,724	3.01	733,895	3.29	694,825	3.09
Member capital securities	267,560	6.12	387,750	7.49	398,350	7.50
Total debt outstanding	$20,624,842	2.91	$20,545,142	3.13	$18,554,585	3.67
Percentage of fixed-rate debt(1)	79%		77%		86%
Percentage of variable-rate debt(2)	21		23		14

Percentage of long-term debt	81%		80%		83%
Percentage of short-term debt	19		20		17
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

During the year ended May 31, 2014, total debt outstanding increased by $80 million. The increase in debt outstanding, coupled with an increase in retained equity of $149 million, was primarily due to funding for the $171 million increase in loans outstanding. Total commercial paper, select notes, daily liquidity fund notes and bank bid notes outstanding represented 19% and 20% of total debt at May 31, 2014 and 2013, respectively. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of these short-term debt instruments in our funding portfolio mix.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of our 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of May 31, 2014, $267 million of the 7.5% member capital securities were redeemed and we had call notices outstanding for another $59 million. As of May 31, 2014, members have invested $147 million in the new series of member capital securities.

Table 9 provides additional information on our outstanding debt instruments and revolving credit agreements at May 31, 2014.

Table 9: Debt Instruments and Revolving Credit Agreements

Debt Instrument	Maturity Range	Market	Security
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Bank bid notes	Up to 3 months	Bank institutions	Unsecured
Commercial paper	1 to 270 days	Public capital markets and members	Unsecured
Revolving credit agreements	3 to 5 years	Bank institutions	Unsecured
Collateral trust bonds	Up to 30 years	Public capital markets	Secured (1)
Medium-term notes	Range from 9 months to 30 years	Public capital markets and members	Unsecured
Notes payable to the Federal Financing Bank	Range from 3 months to 20 years	Government	Unsecured (2)
Notes payable to Federal Agricultural Mortgage Corporation	Up to 16 years	Private placement	Secured (3)
Other notes payable	Up to 30 years	Private placement	Varies (4)
Subordinated deferrable debt	Up to 30 years (5)	Public capital markets	Unsecured (6)
Subordinated certificates	Up to 100 years (7)	Members	Unsecured (8)

(1) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(2) Represents notes payable issued to the Federal Financing Bank with a guarantee of repayment by RUS under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt.
(3) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with the Federal Agricultural Mortgage Corporation.
(4) At May 31, 2014, other notes payable includes unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.
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
(7) Membership subordinated certificates generally mature 100 years from issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates may also amortize annually based on the outstanding loan balance. Member capital securities generally mature 30 years or 35 years from issuance. Member capital securities are callable at par by CFC starting five or ten years from the date of issuance and anytime thereafter.
(8) Subordinate and junior in right of payment to senior and subordinated debt and debt obligations we guarantee.

Table 10 summarizes short-term debt outstanding and the weighted-average interest rates at May 31, 2014, 2013 and 2012.

Table 10: Short-term Debt Outstanding and Weighted-Average Interest Rates

	2014		2013		2012
(Dollars in thousands)	Debt Outstanding	Weighted- Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate
Short-term debt:
Total commercial paper	$2,831,946	0.14%	$2,861,323	0.16%	$2,473,158	0.19%
Select notes	548,610	0.27	358,390	0.34	—	—
Daily liquidity fund notes	486,501	0.06	680,419	0.10	478,406	0.10
Bank bid notes	20,000	0.60	150,000	0.54	295,000	0.52
Subtotal short-term debt	3,887,057	0.15	4,050,132	0.18	3,246,564	0.20
Long-term debt maturing within one year	1,512,337	1.44	3,669,351	2.65	1,246,870	2.13
Total short-term debt	$5,399,394	0.51	$7,719,483	1.35	$4,493,434	0.74

Table 11: Short-term Debt - Other Information

(Dollars in thousands)	2014	2013	2012
Weighted-average maturity outstanding at year-end:
Commercial paper	17 days	18 days	21 days
Select Notes	41 days	50 days	—
Daily liquidity fund notes	1 day	1 day	1 day
Bank bid notes	9 days	20 days	6 days
Subtotal short-term debt	19 days	18 days	17 days
Long-term debt maturing within one year	200 days	180 days	158 days
Total	69 days	95 days	56 days
Average amount outstanding during the year:
Commercial paper	$3,083,849	$2,817,305	$2,492,791
Select Notes	485,839	166,486	—
Daily liquidity fund notes	585,104	586,505	413,525
Bank bid notes	127,315	222,500	295,000
Subtotal short-term debt	4,282,107	3,792,796	3,201,316
Long-term debt maturing within one year	2,205,642	2,639,927	2,168,220
Total	$6,487,749	$6,432,723	$5,369,536
Maximum amount outstanding at any month-end during the year:
Commercial paper	$3,723,948	$3,514,679	$2,746,189
Select Notes	605,536	376,858	—
Daily liquidity fund notes	715,539	680,419	478,406
Bank bid notes	150,000	295,000	295,000
Subtotal short-term debt	4,864,244	4,600,287	3,431,617
Long-term debt maturing within one year	3,873,364	3,787,808	2,697,751

We provide additional information on our borrowings in "Note 5—Short-term Debt and Credit Arrangements," "Note 6—Long-term Debt" and "Note 7—Subordinated Deferrable Debt."

Equity

Table 12 summarizes the components of equity at May 31, 2014 and 2013.

Table 12: Equity

(Dollars in thousands)	2014	2013	Increase/ (Decrease)
Membership fees	$973	$973	$—
Education fund	1,778	1,532	246
Members’ capital reserve	485,447	410,259	75,188
Allocated net income	630,340	591,581	38,759
Unallocated net loss(1)	(6,238)	(6,230)	(8)
Total members’ equity	1,112,300	998,115	114,185
Prior years cumulative derivative forward value and foreign currency adjustments	(207,025)	(340,719)	133,694
Year-to-date derivative forward value income(2)	34,613	133,694	(99,081)
Total CFC retained equity	939,888	791,090	148,798
Accumulated other comprehensive income	3,649	8,381	(4,732)
Total CFC equity	943,537	799,471	144,066
Noncontrolling interest	26,837	11,790	15,047
Total equity	$970,374	$811,261	$159,113
(1) Excludes derivative forward value.
(2) Represents the derivative forward value loss recorded by CFC for the year-to-date period.

At May 31, 2014, total equity increased by $159 million from May 31, 2013, primarily due to net income of $193 million for the year ended May 31, 2014 partially offset by the board authorized patronage capital retirement of $41 million.

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the Cooperative Educational Fund. In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to the members' capital reserve and $81 million to members in the form of patronage capital. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50% of the fiscal year 2013 allocation. This amount was returned to members in cash in October 2013. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 net earnings to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized the allocation of the fiscal year 2014 net earnings as follows: $75 million to the members’ capital reserve and $79 million to members in the form of patronage capital. In July 2014, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $40 million, representing 50% of the fiscal year 2014 allocation. It is anticipated that this amount will be returned to members in cash in the second quarter of fiscal year 2015. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

In December 2013, the RTFC Board of Directors approved the allocation of earnings for the year ended May 31, 2013 with 99% allocated to members and 1% allocated to the Cooperative Educational Fund. A total of $2 million was allocated to members as follows: $0.4 million in cash and $1.6 million in the form of certificates to be redeemed at a later date. In January 2014, RTFC distributed the $0.4 million cash portion of the allocation to members.

Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio at May 31, 2014 was 23.01-to-1, a decrease from 27.58-to-1 at May 31, 2013. The decrease in the leverage ratio is due to the increase of $159 million in total equity, the decrease of $48 million in total guarantees, partially offset by the increase of $2 million in total liabilities as discussed under "Financial Condition—Liabilities and Equity" and "Contingent Off-Balance Sheet Obligations."

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

At May 31, 2014 and 2013, the adjusted leverage ratio was 6.24-to-1 and 6.11-to-1, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation. The increase to the adjusted leverage ratio was due to the increase of $252 million in adjusted liabilities and the decrease of $34 million in adjusted equity, partially offset by the decrease of $48 million in guarantees as discussed under "Financial Condition—Liabilities and Equity" and "Off-Balance Sheet Obligations."

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio based on this formula at May 31, 2014 was 21.91-to-1, a decrease from 26.21-to-1 at May 31, 2013. The decrease in the debt-to-equity ratio is primarily due to the increase of $159 million in total equity as discussed under the "Financial Condition—Liabilities and Equity"

For internal management purposes, the debt-to-equity ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to determine adjusted equity. At May 31, 2014 and 2013, the adjusted debt-to-equity ratio was 5.90-to-1 and 5.76-to-1, respectively. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation. The increase in the adjusted debt-to-equity ratio is due to the increase of $252 million in adjusted liabilities and the decrease of $34 million in adjusted equity.

CONTINGENT OFF-BALANCE SHEET OBLIGATIONS

Guarantees

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation. Table 13 shows our guarantees outstanding by type of guarantee and by company at May 31, 2014 and 2013.

Table 13: Guarantees Outstanding

(Dollars in thousands)	2014	2013	Increase/ (Decrease)
Total by guarantee type:
Long-term tax-exempt bonds	$518,360	$547,970	$(29,610)
Letters of credit	431,064	447,683	(16,619)
Other guarantees	115,398	117,118	(1,720)
Total	$1,064,822	$1,112,771	$(47,949)
Total by company:
CFC	$997,187	$1,063,113	$(65,926)
RTFC	2,304	3,711	(1,407)
NCSC	65,331	45,947	19,384
Total	$1,064,822	$1,112,771	$(47,949)

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2014, we may be required to issue up to an additional $163 million in letters of credit to third parties for the benefit of our members. As of May 31, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at May 31, 2014 we had hybrid letter of credit facilities totaling $1,762 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in "Note 3—Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $476 million at May 31, 2014. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,286 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

At May 31, 2014, we were the liquidity provider for a total of $570 million of variable-rate tax-exempt bonds issued for our member cooperatives. As liquidity provider on these $570 million of tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. On a total of $445 million of the bonds for which we are liquidity provider at May 31, 2014, we also provide a guarantee of all principal and interest, which is included in table 13 as a long-term tax-exempt bond guarantee. On a total of $125 million of tax-exempt bonds, our obligation as liquidity provider is in the form of a letter of credit, which is reflected in table 13 in our letters of credit. For the year ended May 31, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

At May 31, 2014 and 2013, 61% and 63% of total guarantees, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue.

The decrease in total guarantees during the year ended May 31, 2014 is primarily due to a net decrease to the total amount of long-term tax-exempt bonds and letters of credit outstanding. At May 31, 2014 and 2013, we recorded a guarantee liability of $22 million and $25 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt.

Table 14 summarizes the off-balance sheet obligations at May 31, 2014, and the related maturities by fiscal year and thereafter.

Table 14: Maturities of Guaranteed Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Guarantees (1)	$1,064,822	$353,298	$31,885	$25,624	$147,843	$28,573	$477,599
(1) At May 31, 2014, we are the guarantor and liquidity provider for $445 million of tax-exempt bonds issued for our member cooperatives. We have also issued letters of credit to provide standby liquidity for an additional $125 million of tax-exempt bonds.

See "Note 12—Guarantees" for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which the funds have not been advanced. At May 31, 2014 and 2013, we had the following amount of unadvanced commitments on loans to our borrowers.

Table 15: Unadvanced Loan Commitments

(Dollars in thousands)	2014	% of Total	2013	% of Total
Long-term	$4,710,273	34%	$4,718,162	35%
Line of credit	9,201,805	66	8,704,586	65
Total	$13,912,078	100%	$13,422,748	100%

A total of $2,274 million and $1,703 million of unadvanced commitments at May 31, 2014 and 2013, respectively, represented unadvanced commitments related to committed lines of credit that are not subject to a material adverse change clause at the time of each advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. The remaining available amounts at May 31, 2014 and 2013 are conditional obligations because they are generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions.

Unadvanced commitments related to line of credit loans are generally revolving facilities for periods not to exceed five years. It is our experience that unadvanced commitments related to line of credit loans are usually not fully drawn. We believe these conditions will continue for the following reasons:

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

In our experience, unadvanced commitments related to term loans may not be fully drawn and borrowings occur in multiple transactions over an extended period of time. We believe these conditions will continue for the following reasons:

•	electric cooperatives generally execute loan contracts to cover multi-year work plans and, as such, it is expected that advances on such loans will occur over a multi-year period;

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

Table 16 summarizes the available balance under committed lines of credit at May 31, 2014, and the related maturities by fiscal year.

Table 16: Notional Maturities of Committed Lines of Credit

	Available Balance	Notional Maturities of Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019
Committed lines of credit	$2,274,388	$19,238	$61,000	$456,855	$678,839	$1,058,456

CREDIT RISK

Credit Policies, Process and Monitoring

Loan Underwriting and Credit Monitoring

We have lending staff that underwrite distribution loans, power supply loans and telecommunications loans. Our borrowers contact the lending staff to discuss the borrower’s need for funding. Our lending staff evaluates the borrower’s request to determine whether the requested credit represents an acceptable credit risk. The lending staff's evaluation of the proposed credit includes, but is not limited to:

•	the size of the loan request;

•	the intended use of proceeds;

•	whether collateral is required and, if so, whether there is sufficient collateral;

•	the borrower’s risk profile as measured by financial ratios and other risk characteristics; and

•	other factors that might be applicable to the type of borrower or the specific loan request being considered.

If our lending staff determines that a credit request is acceptable, the staff works with the borrower to structure a loan based on the various options we offer and prepares a credit recommendation for review by management in the lending group as discussed further below under "Loan Approval." When considering credit requests to borrowers with large single-obligor exposures we may use loan syndications, loan participations and whole-loan sale programs to effectively manage portfolio risk related to credit concentrations.

Our Credit Risk Management group facilitates the activities of our internal credit review process, establishes credit policies and oversees our internal risk rating system for all of our borrowers. We maintain an internal risk rating system that produces a borrower rating and a facility rating. The borrower risk rating (“BRR”) measures risk of default for each borrower based on both quantitative and qualitative measurements specific to the particular business line of the borrower. The facility risk rating measures risk of loss in the event of default for a particular facility based on the collateral or guarantee associated with the loan. Risk ratings are used to assess the credit quality of the overall portfolio, segments of the portfolio and each of our borrowers and to establish credit limitations, and are factors in determining applicable credit approval levels.

Risk ratings for borrowers with outstanding and/or unadvanced loan or guarantee commitments are updated at least annually upon the receipt of audited financial information and are reviewed in connection with any new credit request. Annually, an outside financial services consultant conducts a review of the accuracy of specific BRRs and the risk rating process and credit extension practices for compliance with policy and consistency in application. Such consultant provides recommendations to management and the boards of directors for improvement, as well as progress on the resolution of items from prior reviews. Management is responsible for implementing the recommendations accepted by the boards of directors. In addition, we compare our internal ratings to the publicly available ratings for our borrowers that have public ratings.

Loan Approval

The respective boards of directors establish loan policies for CFC, RTFC, and NCSC, each of which includes a credit approval matrix. The credit approval matrix specifies the required level of approval applicable to any proposed loan based on factors such as the amount of the loan, the BRR, whether credit limitations are exceeded and whether the loan is to a member associated with one of our current directors. Through the approval matrix, the respective boards have delegated the authority to approve certain loans to the Chief Executive Officer, who has further delegated approval authority to the Corporate Credit Committee and management in the lending groups while retaining sole authority to approve certain loans.

Loans that require approval at a more senior level than management in the lending group are forwarded to the Corporate Credit Committee for consideration. The Corporate Credit Committee is a cross-functional group comprised of senior vice president and vice president level employees with distribution, power supply and telecommunications lending experience, credit risk management experience, legal experience, accounting experience, regulatory experience and financial industry experience. This committee performs a vital role in maintaining a balance between the credit needs of the borrowers and the requirements for sound credit quality of our loan and guarantee portfolio. The Corporate Credit Committee monitors lending policies and practices and reviews extensions of credits requiring special attention. The Corporate Credit Committee also monitors selected rating changes, analyzes rating integrity and works to improve our internal risk rating system. The Corporate Credit Committee approves, rejects or imposes additional conditions on the loans it reviews. Some loans require Chief Executive Officer or board approval. The Chief Executive Officer or board receives a credit recommendation by management from the lending group and the Corporate Credit Committee.

Policies for each of the three boards require that any exceptions to applicable credit limitations and any loan or extension of credit to a borrower that has a director, or immediate family member of such director, of such board, (i) as one of its directors or officers, (ii) as a beneficial owner, or (iii) that controls such borrowers, must be approved by the board of directors or the established committee of the relevant board, with the director associated with the borrower requesting the loan being recused from receipt of the written materials, discussions and voting. Notwithstanding the foregoing, the Chief Executive Officer has the authority to approve emergency lines of credit and certain other loans and lines of credit, including circumstances where a director is either a director or officer of the borrower receiving such credit. The Chief Executive Officer has the authority to approve loans originated to be sold or participated through the Company’s whole-loan sale programs. Such lines of credit and loans must meet specific qualifying criteria and must be underwritten in accordance with the prevailing standards and terms.

Nonperforming Loans

The Credit Risk Management group, on an ongoing basis, and the Corporate Credit Committee, on a quarterly basis, monitor all borrowers with past due, non-accrual and restructured facilities as well as other borrowers that warrant a higher degree of monitoring. The Credit Risk Management group presents reports on such matters to the Chief Executive Officer and boards of directors. Once a borrower is classified as nonperforming, we typically place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

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

Covenant Compliance

Borrowers are generally required to maintain certain financial ratios. In addition, members with long-term loans outstanding are generally required to provide us with certain information and documentation on a periodic or annual basis, including, but not limited to, audited financial statements, notices of material adverse change in the business or condition, financial or otherwise, of the borrower, and a certificate of management confirming compliance with all covenants.

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

The calculation of total exposure includes facilities that are approved but not yet closed and facilities that might not be drawn by the borrower, such as lines of credit and loan commitments for projects that may be delayed or eventually canceled.
Credit Risk Profile

Below we provide information on the credit risk profile of our loan and guarantee portfolio, including loan concentration, security provisions, pledged loans and loans on deposit, nonperforming and restructured loans, and allowance for loan losses.

Loan Concentration

Table 17 presents the total number of CFC, RTFC and NCSC borrowers by state or U.S. territory and the percentage of total loans outstanding at May 31, 2014, 2013 and 2012. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

Table 17: Loan Concentration

	2014		2013
State/Territory	Number of Borrowers	Loan Balance %	Number of Borrowers	Loan Balance %
Texas	73	15.43%	72	14.76%
Georgia	45	6.40	46	6.90
Missouri	52	5.19	52	5.27
Colorado	27	4.33	28	4.72
Alaska	19	4.28	20	3.26
Kansas	35	4.18	39	4.23
Illinois	30	3.70	31	3.72
Kentucky	25	3.34	25	3.48
Minnesota	56	3.33	54	3.57
Florida	16	2.96	16	2.68
Oklahoma	28	2.98	30	2.98
Indiana	45	2.82	45	2.89
North Carolina	30	2.69	31	2.78
Pennsylvania	20	2.57	16	2.22
Arkansas	20	2.42	19	2.73
South Carolina	25	2.38	26	2.53
Utah	6	2.37	6	2.60
Ohio	34	2.20	31	2.13
Iowa	41	2.15	42	2.10
North Dakota	12	2.09	13	1.68
Wisconsin	27	1.93	26	2.08
Alabama	26	1.88	26	1.83
Mississippi	20	1.78	22	1.85
Washington	11	1.65	11	1.69
Virginia	18	1.66	19	1.80
Oregon	23	1.62	24	1.67
Nevada	5	1.54	5	1.22
Louisiana	10	1.45	12	1.46
Wyoming	13	1.27	13	1.36
Arizona	12	0.97	12	1.10
South Dakota	32	0.96	32	1.01
Maryland	3	0.91	3	1.15
Montana	26	0.76	28	0.70
Idaho	13	0.70	13	0.73
Michigan	16	0.61	16	0.71
New Hampshire	2	0.52	2	0.48
New Mexico	16	0.36	15	0.39
Tennessee	18	0.26	19	0.29
Vermont	6	0.25	6	0.31
Hawaii	2	0.22	1	0.12
Nebraska	20	0.21	19	0.21
California	4	0.17	5	0.13
New York	7	0.16	7	0.11
Delaware	1	0.11	1	0.12
New Jersey	3	0.10	2	0.10
West Virginia	2	0.08	2	0.08
Maine	4	0.06	4	0.07
District of Columbia	1	—	1	—
Total	980	100%	988	100%

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam.

At May 31, 2014 and 2013, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 15% of total loans outstanding. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared with other states at May 31, 2014:

•	Texas has the largest number of total borrowers compared with other states (see table above); and

•	Texas has the largest number of power supply systems (10 of our 71 power supply system borrowers), which require significantly more capital than distribution systems and telecommunications systems.

At May 31, 2014 and 2013, the total exposure outstanding to any one borrower or controlled group did not exceed 2.1% and 2.2%, respectively, of total loans and guarantees outstanding. At May 31, 2014 and 2013, the 10 largest borrowers included four distribution systems and six power supply systems. Table 18 represents the exposure to the 10 largest borrowers as a percentage of total exposure presented by type of exposure and by company at May 31, 2014 and 2013.

Table 18: Credit Exposure to 10 Largest Borrowers

	2014		2013		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Total by exposure type:
Loans	$3,155,857	14%	$2,981,627	14%	$174,230
Guarantees	363,325	2	374,340	2	(11,015)
Total credit exposure to 10 largest borrowers	$3,519,182	16%	$3,355,967	16%	$163,215

Total by company:
CFC	$3,378,698	15%	$3,240,755	15%	$137,943
NCSC	140,484	1	115,212	1	25,272
Total credit exposure to 10 largest borrowers	$3,519,182	16%	$3,355,967	16%	$163,215

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are generally secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. At May 31, 2014 and 2013, $2,118 million and $2,243 million out of $20,467 million and $20,296 million, respectively, of total loans outstanding were unsecured, representing 10% and 11% of total loans outstanding, respectively.

Pledged Loans and Loans on Deposit

Table 19 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans at May 31, 2014 and 2013.

Table 19: Unencumbered Loans

(Dollars in thousands)	2014	2013
Total loans to members	$20,466,925	$20,296,317
Less: Total secured debt or debt requiring collateral on deposit	(12,242,446)	(11,380,734)
Excess collateral pledged or on deposit (1)	(1,917,184)	(1,825,020)
Unencumbered loans	$6,307,295	$7,090,563
Unencumbered loans as a percentage of total loans	31%	35%
(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Nonperforming and Restructured Loans

Table 20 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding at May 31, 2014, 2013, 2012, 2011 and 2010.

Table 20: Nonperforming and Restructured Loans

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonperforming loans (1)	$2,095	$15,497	$41,213	$31,344	$560,527
Percent of loans outstanding	0.01%	0.08%	0.22%	0.16%	2.90%
Percent of loans and guarantees outstanding	0.01	0.07	0.20	0.15	2.73

Restructured loans	$7,584	$46,953	$455,689	$474,381	$508,044
Percent of loans outstanding	0.04%	0.23%	2.41%	2.45%	2.63%
Percent of loans and guarantees outstanding	0.04	0.22	2.26	2.32	2.48

Total nonperforming and restructured loans	$9,679	$62,450	$496,902	$505,725	$1,068,571
Percent of loans outstanding	0.05%	0.31%	2.63%	2.61%	5.53%
Percent of loans and guarantees outstanding	0.05	0.29	2.46	2.47	5.21

Total non-accrual loans	$9,679	$23,081	$41,213	$465,312	$1,022,924
Percent of loans outstanding	0.05%	0.11%	0.22%	2.41%	5.29%
Percent of loans and guarantees outstanding	0.05	0.11	0.20	2.28	4.99
(1) All loans classified as nonperforming were on non-accrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we generally place the loan on non-accrual status and reverse all accrued and unpaid interest back to the date of the last payment.

At May 31, 2014 and 2013, nonperforming loans totaled $2 million, or 0.01%, of loans outstanding and $15 million or 0.1%, of loans outstanding, respectively. One borrower in this group is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At May 31, 2014 and 2013, we had restructured loans totaling $8 million, or 0.04%, of loans outstanding and $47 million, or 0.2%, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.1 million of interest income was accrued on restructured loans during the year ended May 31, 2014 compared to approximately $14 million of interest income during the prior year. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced without concession during the first quarter of fiscal year 2014, with the new loan classified as performing at May 31, 2014.

Based on our analysis, we believe we have an appropriate allowance for loan losses for our exposure related to nonperforming and restructured loans at May 31, 2014.

Allowance for Loan Losses

The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors that, in management’s judgment, could affect the risk of loss in the loan portfolio. We review and adjust the allowance quarterly to cover estimated probable losses in the portfolio. All loans are written off in the period that it becomes evident that collectability is highly unlikely; however, our efforts to recover all charged-off amounts may continue. Management believes the allowance for loan losses is appropriate to cover estimated probable portfolio losses.

Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses. Table 21 summarizes activity in the allowance for loan losses including a disaggregation by company.

Table 21: Allowance for Loan Losses

	As of and for the years ended May 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Beginning balance	$54,325	$143,326	$161,177	$592,764	$622,960
Provision for loan losses	3,498	(70,091)	(18,108)	(83,010)	(30,415)
Net (charge-offs) recoveries	(1,394)	(18,910)	257	(348,577)	219
Ending balance	$56,429	$54,325	$143,326	$161,177	$592,764
`
Allowance for loan losses by company:
CFC	$45,600	$41,246	$126,941	$143,706	$177,655
RTFC	4,282	9,158	8,562	8,389	406,214
NCSC	6,547	3,921	7,823	9,082	8,895
Total	$56,429	$54,325	$143,326	$161,177	$592,764

As a percentage of total loans outstanding	0.28%	0.27%	0.76%	0.84%	3.07%
As a percentage of total nonperforming loans outstanding	2,693.51	350.55	347.77	514.22	105.75
As a percentage of total restructured loans outstanding	744.05	115.70	31.45	33.98	116.68
As a percentage of total loans on non-accrual	583.00	235.37	347.77	34.64	57.95

Our allowance for loan losses increased by $2 million during the year ended May 31, 2014, due to an increase in the allowance held for general loans of $2 million and an increase in the qualitative component of the general reserve of $3 million, partially offset by a decrease in the the allowance held for impaired loans of $2 million and net charge-offs of $1 million, due primarily to the sale of one of our impaired loans during the year ended May 31, 2014.

Our allowance for loan losses decreased by $89 million during the year ended May 31, 2013 due to a decrease to the allowance held for general loans of $56 million, a decrease in the qualitative component of the general reserve of $11 million, the decrease to the allowance held for impaired loans of $3 million and a $19 million write-off for one of our borrowers that was moved from nonperforming loans to restructured loans during the year ended May 31, 2013. The decrease in the allowance held for general loans is due to refinements in assumptions used to estimate our allowance for loan losses. See "Results of Operations—Provision for Loan Losses" and "Note 3—Loans and Commitments" for additional information.

On a quarterly basis, we review all nonperforming and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At May 31, 2014 and 2013, there was a total specific allowance for loan losses balance of $0.4 million and $3 million, respectively, related to impaired loans totaling $10 million and $62 million, respectively.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee is responsible for monitoring our management of risks related to liquidity, interest rates, and counterparty credit and to ensure consistent access to funding that is in alignment with our strategic goals. The committee’s mandate is to review CFC’s liquidity, as well as the relationship of interest rates and tenor of our assets to our liabilities and, as a result, our spread between interest income and interest expense. Functional responsibilities of this committee include reviewing and approving funding options and investment opportunities and reviewing trends in funding alternatives and risk exposure. Performance results and budget deviations also are reviewed. If necessary, the organization’s asset-liability strategy is reviewed for modification to react to the current market environment. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies.

We face liquidity risk in the funding of our loan portfolio based on member demand for new loans, although as presented in Table 23, our projected sources and uses of liquidity chart, we expect over the next six quarters that advances on our long-term loans will exceed long-term loan repayments by an estimated $522 million. We offer long-term loans to our members with maturities of up to 35 years, and the weighted average maturity for our loan portfolio is currently about 16 years. We typically do not match fund individual loans with a debt instrument of similar final maturity. Debt instruments such as membership subordinated certificates and loan and guarantee subordinated certificates have maturities that vary from the term of the associated loan or guarantee to 100 years; member capital securities have maturities of 30 or 35 years; and subordinated deferrable debt has been issued with maturities of up to 30 years. Collateral trust bonds and medium-term notes have typically been issued with maturities of two, three, five, seven and 10 years.

At May 31, 2014, we had $3,887 million of commercial paper, select notes, daily liquidity fund notes and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and the daily liquidity fund notes at recent levels of approximately $1,869 million. Dealer commercial paper and bank bid notes decreased from $2,160 million at May 31, 2013 to $1,994 million at May 31, 2014. We expect that the dealer commercial paper balance will fluctuate to offset changes in demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15% or less of total debt outstanding. At May 31, 2014, 15% of total debt outstanding was $3,094 million. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service and A1 from Standard & Poor’s Corporation.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. At May 31, 2014, we had $3,224 million in available lines of credit with financial institutions. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

At May 31, 2014, we had long-term debt maturing in the next 12 months totaling $1,512 million. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations because:

•
Based on our funding sources available and past history, we believe we will meet our obligation to refinance the remaining $378 million of medium-term notes sold through dealers and $383 million of medium-term notes sold to members that mature over the next 12 months with new medium-term notes including those in the retail notes market.

•
We expect to maintain the ability to obtain funding through the capital markets. During the year ended May 31, 2014 we issued $1,264 million of medium-term notes and $1,618 million of collateral trust bonds.

•
We had up to $2,232 million available under a note purchase agreement with the Federal Agricultural Mortgage Corporation at May 31, 2014. We can borrow up to $3,900 million under this revolving note purchase agreement at any time through January 11, 2016, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation. During the year ended May 31, 2014, we issued notes totaling $151 million under this agreement.

•
We had up to $624 million available under committed loan facilities from the Federal Financing Bank at May 31, 2014. A total of $124 million is available for advance through October 15, 2015 and a total of $500 million is available for advance through October 15, 2016. During the year ended May 31, 2014, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank.

As discussed in further detail under "Off-Balance Sheet Obligations," at May 31, 2014, we were the liquidity provider for a total of $570 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the year ended May 31, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

At May 31, 2014, we had a total of $431 million of letters of credit outstanding for the benefit of our members. That total includes $125 million for the purpose of providing liquidity for pollution control bonds. The remaining $306 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, along with our $339 million of cash on hand, $55 million of investments and $550 million of time deposits at May 31, 2014, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity. At May 31, 2014, we expect that our current sources of liquidity will allow us to issue the debt required to fund our operations over the next 12 to 18 months.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Table 22 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of May 31, 2014. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 22 excludes certain obligations where the obligation is subject to valuation based on market factors, such as derivatives. Contractual obligations related to entities included in foreclosed assets are also excluded from the table.

Table 22: Contractual Obligations

(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Short-term debt	$3,887	$—	$—	$—	$—	$—	$3,887
Long-term debt due in less than one year	1,512	—	—	—	—	—	$1,512
Long-term debt	170	1,494	1,445	766	1,808	7,621	13,304
Subordinated deferrable debt	—	—	—	—	—	400	400
Members’ subordinated certificates(1)	61	21	15	11	19	1,267	1,394
Contractual interest on long-term debt(2)	579	552	527	475	383	4,727	7,243
Total contractual obligations	$6,209	$2,067	$1,987	$1,252	$2,210	$14,015	$27,740
(1) Excludes loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.
(2) Represents the interest obligation on our long-term debt based on terms and conditions at May 31, 2014.

Projected Near-Term Sources and Uses of Liquidity

Table 23 shows the projected sources and uses of cash by quarter through November 30, 2015. In analyzing our projected liquidity position, we track key items identified in the table below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans at May 31, 2014, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance.

Table 23: Projected Sources and Uses of Liquidity

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayment	Debt Issuance-Commercial Paper	Debt Issuance-Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities	Debt Repayment-Commercial Paper	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity (1)
4Q14									$944
1Q15	$347	$150	$400	$897	$436	$—	$514	$950	891
2Q15	293	250	400	943	164	100	717	981	853
3Q15	461	300	500	1,261	557	125	574	1,256	858
4Q15	275	250	300	825	415	200	211	826	857
1Q16	290	150	150	590	61	300	233	594	853
2Q16	293	450	300	1,043	692	100	232	1,024	872
Totals	$1,959	$1,550	$2,050	$5,559	$2,325	$825	$2,481	$5,631
(1) Cumulative excess sources over uses of liquidity includes cash and investments.

The chart above represents our best estimate of the funding requirements and how we expect to manage such funding requirements through November 30, 2015. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. These estimates will change on a quarterly basis based on the factors described above.

Sources of Liquidity

Capital Market Debt Issuance

As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the U.S. Securities and Exchange Commission ("SEC") for the issuance of debt:

•	unlimited amount of collateral trust bonds until September 2016;

•	unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2014; and

•	daily liquidity fund notes for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2016.

While we register member capital securities and the daily liquidity fund with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. During the year ended May 31, 2014, we issued $825 million of 1-year and 3-year floating-rate medium-term notes in registered offerings.

Commercial paper issued through dealers and bank bid notes totaled $1,994 million and represented 10% of total debt outstanding at May 31, 2014. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2015. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

In May 2014, we completed an exchange of $209 million of our outstanding 8% medium-term notes, Series C, due 2032 for $218 million of 4.023% collateral trust bonds due 2032 and $91 million of cash. During the year ended May 31, 2014, we issued a total of $1,618 million of collateral trust bonds.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2014 and 2013, we had secured notes payable of $1,668 million and $1,542 million, respectively, outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with the Federal Agricultural Mortgage Corporation at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. On May 2, 2014 and May 23, 2014, we issued notes totaling $60 million and $91 million, respectively, under the agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2014, we had up to $2,232 million available under this agreement, subject to market conditions for debt issued by the Federal Agricultural Mortgage Corporation.

At May 31, 2014 and 2013, we had $4,299 million and $3,674 million, respectively, of unsecured notes payable outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. During the year ended May 31, 2014, we borrowed $625 million under our committed loan facilities from the Federal Financing Bank as part of this program at a weighted average interest rate of 2.85% with a repricing period ranging from 5 to 10 years and a final maturity of 20 years. On November 21, 2013, we closed a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20-year maturity repayment period. At May 31, 2014, we had up to $624 million available under committed loan facilities from the Federal Financing Bank as part of this program.

Member Loan Repayments

Table 24 summarizes scheduled repayments include the principal amortization of long-term loans in each of the five fiscal years following May 31, 2014 and thereafter.

Table 24: Member Loan Repayments

(Dollars in thousands)	Amortization (1)
2015	$1,157,972
2016	1,094,947
2017	1,126,260
2018	985,748
2019	934,428
Thereafter	13,832,083
Total	$19,131,438
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments

During the year ended May 31, 2014, interest income on the loan portfolio was $939 million, representing an average rate of 4.60% compared with 4.86% and 5.09% for the years ended May 31, 2013 and 2012, respectively. For the past three fiscal years, interest income on the loan portfolio has averaged $944 million. At May 31, 2014, 90% of the total loans outstanding had a fixed rate of interest, and 10% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

At May 31, 2014 and 2013, we had $3,226 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2014, which then reduces the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 25 presents the total available and the outstanding letters of credit under our revolving credit agreements.

Table 25: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	2014	2013	2014	2013	Maturity	Annual Facility Fee (1)
Three-year agreement	$—	$219,000	$—	$—	March 21, 2014	15 basis points
Three-year agreement	1,036,000	916,000	—	—	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,007,500	—	—	October 28, 2017	10 basis points
Five-year agreement	1,065,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	$3,224,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

During the year ended May 31, 2014, we amended our three-year, four-year, and five-year revolving credit agreements to extend the maturity dates by one year each to October 28, 2016, 2017, and 2018, respectively. In addition, we exercised our option to increase the commitment level for the three-year, four-year, and five-year revolving credit agreements by $120 million, $115 million and $110 million, respectively, to $1,036 million, $1,122 million, and $1,068 million, respectively.

The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under (i) the three-year credit facility to a maximum of $1,500 million, (ii) the four-year credit facility to a maximum of $1,300 million and (iii) the five-year credit facility to a maximum of $1,300 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. For further discussion, see "Liquidity Risk—Liquidity and Capital Resources Profile—Compliance with Debt Covenants."

Member Investments

Table 26 shows the components of our member investments included in total debt outstanding at May 31, 2014 and 2013.

Table 26: Member Investments

	2014		2013		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$838,074	30%	$812,141	28%	$25,933
Select notes	544,510	99	353,190	99	$191,320
Daily liquidity fund notes	486,501	100	680,419	100	$(193,918)
Medium-term notes	498,262	18	574,108	19	$(75,846)
Members’ subordinated certificates	1,612,228	100	1,766,402	100	$(154,174)
Total	$3,979,575		$4,186,260		$(206,685)

Percentage of total debt outstanding	19%		20%
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,107 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

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

Cash, Investments and Time Deposits

At May 31, 2014, cash, investments and time deposits totaled $944 million.The interest rate earned on the investments and time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the year ended May 31, 2014, cash flows provided by operating activities were $190 million compared with $163 million for the prior year. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

At May 31, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

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

•
The senior debt-to-total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

◦	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service; and

◦
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

•	The CAH results of operations and other comprehensive income are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-total equity ratio.

Table 27 represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31, 2014 and 2013.

Table 27: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	2014	2013

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.28	1.27

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.29

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	5.79	5.85
(1) In addition to the adjustments made to the leverage ratio set forth under "Non-GAAP Financial Measures", senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER and debt-to-equity calculations include the adjustments set forth under "Non-GAAP Financial Measures" and exclude the results of operations and other comprehensive income for CAH.
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

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of May 31, 2014, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,985 million.

The revolving credit agreements limit total investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments at May 31, 2014 did not exceed this limit.

Table 28 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the United States markets at May 31, 2014 and 2013.

Table 28: Financial Ratios under Indentures

		Actual
	Requirement	2014	2013
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.74	6.72
(1) The ratio calculation includes the adjustments made to the leverage ratio under "Non-GAAP Financial Measures," with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

We are required to pledge collateral equal to at least 100% of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with the Federal Agricultural Mortgage Corporation. In addition, we are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt to the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See "Note 3—Loans and Commitments—Pledging of Loans and Loans on Deposit" for additional information related to collateral.

Although not required, we typically maintain pledged collateral and collateral on deposit in excess of the required 100% of the outstanding balance of debt issued. However, our revolving credit agreements limit pledged collateral to 150% of the outstanding balance of debt issued. The excess collateral ensures that required collateral levels are maintained and, when an opportunity exists, facilitates timely execution of debt issuances by reducing or eliminating the lead time required to pledge collateral. Collateral levels fluctuate because:

•	distribution and power supply loans typically amortize, while the debt issued under secured indentures and agreements typically has bullet maturities;

•	individual loans may become ineligible for various reasons, some of which may be temporary; and

•	distribution and power supply borrowers have the ability to prepay their loans.

We may request the return of collateral pledged or held on deposit in excess of the 100% of the principal balance requirement or may move the collateral from one program to another to facilitate a new debt issuance, provided that all conditions of eligibility under the different programs are satisfied.

The $4,299 million and $3,674 million, respectively, of notes payable to the Federal Financing Bank at May 31, 2014 and 2013 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service and (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $5,076 million at May 31, 2014, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. At May 31, 2014, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1 respectively. At May 31, 2014, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

A total of $4,299 million and $3,674 million of these notes payable to the Federal Financing Bank at May 31, 2014 and 2013, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $5,076 million at May 31, 2014, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

Table 29 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above at May 31, 2014 and 2013.

Table 29: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	2014	2013
Collateral trust bonds 1994 indenture	100%	150%	117%	112%
Collateral trust bonds 2007 indenture	100	150	114	125
Federal Agricultural Mortgage Corporation	100	150	114	116
Clean Renewable Energy Bonds Series 2009A	100	150	117	118
Federal Financing Bank Series (1) (2)	100	150	118	106
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. At May 31, 2014, unadvanced loan commitments totaled $13,912 million. Of that total, $2,274 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 34% of these committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 66% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,638 million of unadvanced loan commitments at May 31, 2014 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements at May 31, 2014.

We currently expect to make long-term loan advances totaling approximately $2,016 million to our members over the next 12 months.

Interest Expense on Debt

For the year ended May 31, 2014, interest expense on debt was $638 million, representing an average cost of 3.11% compared with 3.48% and 4.05% for the years ended May 31, 2013 and 2012, respectively. For the past three fiscal years, interest expense on debt has averaged $685 million. At May 31, 2014, 79% of outstanding debt had a fixed interest rate and 21% had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 30 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter.

Table 30: Principal Maturity of Long-term Debt

(Dollars in thousands)	Amount Maturing (1)	Weighted-Average Interest Rate
May 31, 2015	$1,743,142	1.77%
May 31, 2016	1,514,974	2.28
May 31, 2017	1,460,440	2.70
May 31, 2018	777,260	5.14
May 31, 2019	1,826,377	6.92
Thereafter	9,288,103	3.46
Total	$16,610,296	3.56
(1)Excludes loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

CFC has made annual retirements of allocated net earnings in 34 of the last 35 fiscal years. In July 2013, the CFC Board of Directors approved the allocation of $81 million from fiscal year 2013 net earnings to CFC’s members. CFC made a cash payment of $41 million to its members in October 2013 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. In July 2014, the CFC Board of Directors approved the allocation of $79 million from fiscal year 2014 net earnings to CFC’s members. CFC will make a cash payment of $40 million to its members in the second quarter of fiscal year 2015 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

MARKET RISK

Our primary market risks are interest rate risk and counterparty risk as a result of entering into derivative financial instruments.

Interest Rate Risk

Our interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. The Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. Our Asset Liability Committee monitors interest rate risk by meeting at least monthly to review the following information: national economic forecasts, forecasts for the federal funds rate and the interest rates that we set, interest rate gap analysis, liquidity position, schedules of loan and debt maturities, short-term and long-term funding needs, anticipated loan demands, credit concentration status, derivatives portfolio and financial forecast. The Asset Liability Committee also discusses the composition of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches, and interest rate swap transactions.

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis, a comparison of fixed-rate assets repricing or maturing by year to fixed-rate liabilities and members’ equity maturing by year (see table 31 below). Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to adjust the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. The interest rate risk is deemed minimal on variable-rate loans since the loans are eligible to be repriced at least monthly, therefore minimizing the variance to the cost of variable-rate debt used to fund the loans. At May 31, 2014 and 2013, 10% and 11%, respectively, of loans carried variable interest rates.

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

Table 31 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding at May 31, 2014.

Table 31: Interest Rate Gap Analysis

(Dollars in millions)	May 31, 2015 or prior	June 1, 2015 to May 31, 2017	June 1, 2017 to May 31, 2019	June 1, 2019 to May 31, 2024	June 1, 2024 to May 31, 2034	Beyond June 1, 2034	Total
Assets amortization and repricing	$2,312	$3,690	$2,826	$3,554	$4,463	$1,517	$18,362
Liabilities and members’ equity:
Long-term debt	$1,062	$2,752	$3,432	$2,831	$3,379	$527	$13,983
Subordinated certificates	166	77	56	136	795	762	1,992
Members’ equity (1)	—	—	—	—	919	228	1,147
Total liabilities and members’ equity	$1,228	$2,829	$3,488	$2,967	$5,093	$1,517	$17,122
Gap (2)	$1,084	$861	$(662)	$587	$(630)	$—	$1,240
Cumulative gap	1,084	1,945	1,283	1,870	1,240	1,240
Cumulative gap as a % of total assets	4.88%	8.75%	5.77%	8.41%	5.58%	5.58%
Cumulative gap as a % of adjusted total assets (3)	4.92	8.83	5.83	8.49	5.63	5.63
(1) Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2) Assets less liabilities and members’ equity.
(3) Adjusted total assets represent total assets in the consolidated balance sheet less derivative assets.

At May 31, 2014, we had $18,362 million of fixed-rate assets amortizing or repricing, funded by $13,983 million of fixed-rate liabilities maturing during the next 30 years and $3,139 million of members’ equity and members’ subordinated certificates, a portion of members' equity does not have a scheduled maturity. The difference of $1,240 million, or 5.58% of total assets and 5.63% of total assets excluding derivative assets, represents the fixed-rate assets maturing during the next 30 years in excess of the fixed-rate debt and members’ equity. Our Asset Liability Committee believes that the difference in the matched funding at May 31, 2014 as a percentage of total assets less derivative assets is appropriate based on the extended outlook for interest rates and allows the flexibility to maximize funding opportunities in the current low interest rate environment. Funding fixed-rate loans with short-term debt presents a liquidity risk of being able to roll over the short-term debt until we issue term debt to fund the fixed-rate loans through their repricing or maturity date. Factors that mitigate this risk include our maintenance of liquidity available at May 31, 2014 through committed revolving credit agreements totaling $3,224 million, $624 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,232 million under a revolving note purchase agreement with the Federal Agricultural Mortgage Corporation.

Derivative Financial Instruments

We are an end user of derivative financial instruments and not a swap dealer. We use derivatives such as interest rate swaps and treasury rate locks to mitigate interest rate risk. These derivatives are used when they provide a lower cost of funding or minimize interest rate risk as part of our overall interest rate matching strategy. As an end user and not a swap dealer, we have not entered into derivative financial instruments for investing, speculating or trading purposes in the past and do not anticipate doing so in the future. At May 31, 2014 and 2013, there were no foreign currency derivative instruments outstanding.

We are required to record all derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Generally, our derivatives do not qualify for hedge accounting. A large portion of our interest rate exchange agreements use a LIBOR index or the 30-day composite commercial paper index as the receive leg, which has not been highly correlated enough to our own commercial paper rates to qualify for hedge accounting on a consistent basis. We believe that the LIBOR index or the 30-day composite commercial paper index are the rates that most closely relate to the rates we pay on our own commercial paper, and, therefore, we believe we are economically hedging our net interest income on loans with our interest rate exchange agreements. At May 31, 2014 and 2013, we did not have any interest rate exchange agreements that were accounted for using hedge accounting. Cash settlements that we pay and receive for derivative instruments that do not qualify for hedge accounting are recorded in the derivative gains (losses) line in the consolidated statements of operations.

Table 32 provides the notional amount, average interest rates and maturities by fiscal year and thereafter for the interest rate exchange agreements to which we were a party at May 31, 2014.

Table 32: Interest Rate Exchange Agreements

			Notional Amortization and Maturities
(Dollars in millions)		Notional Amount
Instruments	Fair Value		2015	2016	2017	2018	2019	Thereafter
Interest rate exchange agreements	$(178)	$8,447	$687	$682	$1,059	$695	$552	$4,772
Weighted-average pay rate		2.41%
Weighted-average receive rate		1.48

At May 31, 2014, 63% of our interest rate swaps were pay fixed-receive variable and 37% were pay variable-receive fixed. As a result, each 25 basis-point increase or decrease to the 30-day composite commercial paper index and the one-month and three-month LIBOR rates would result in a $5 million decrease and a $4 million increase, respectively, in our net cash settlements. There were no cross currency or cross-currency interest rate exchange agreements to which we were a party at May 31, 2014 and 2013.

We provide additional information on our use of derivatives and exposure "Note 1—General Information and Accounting Policies—Derivative Financial Instruments" and "Note 8—Derivative Financial Instruments."

Other Financial Instruments

Table 33 provides information about our financial instruments other than derivatives that are sensitive to changes in interest rates. All of our financial instruments at May 31, 2014 were entered into or contracted for purposes other than trading. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates at May 31, 2014.

Table 33: Other Financial Instruments

			Principal Amortization and Maturities
(Dollars in millions)	Outstanding Balance	Fair Value						Remaining Years
Instruments			2015	2016	2017	2018	2019
Assets:
Investments in time deposits	$550	$550	$550	$—	$—	$—	$—	$—
Investments in equity securities	$55	$55	$—	$—	$—	$—	$—	$55
Long-term fixed-rate loans (1)	$18,352	$18,961	$1,070	$1,040	$1,070	$920	$874	$13,378
Average rate	5.01%		4.62%	4.65%	4.43%	4.73%	4.80%	5.15%
Long-term variable-rate loans (2)	$770	$770	$88	$55	$55	$65	$60	$447
Average rate	2.87%		—	—	—	—	—	—
Line of credit loans	$1,335	$1,335	$1,335	$—	$—	$—	$—	$—
Average rate	2.40%		2.40%	—	—	—	—	—
Nonperforming loans (3)	$2	$2	$—	$—	$—	$—	$—	$—
Average rate (3)	—%		—	—	—	—	—	—
Restructured loans (3)	$8	$8	$—	$—	$—	$—	$1	$7
Average rate (3)	—%		—	—	—	—	—	—
Liabilities and equity:
Short-term debt (4)	$5,399	$5,403	$5,399	$—	$—	$—	$—	$—
Average rate	0.51%		0.51%	—	—	—	—	—
Long-term debt	$13,304	$14,526	$170	$1,494	$1,445	$766	$1,808	$7,621
Average rate	3.66%		2.66%	2.28%	2.68%	5.17%	6.94%	3.23%
Subordinated deferrable debt	$400	$386	$—	$—	$—	$—	$—	$400
Average rate	4.75%		—	—	—	—	—	4.75%
Membership sub certificates (5)	$1,394	$1,394	$61	$21	$15	$11	$19	$1,267
Average rate	4.57%		7.50%	2.24%	4.19%	3.19%	5.54%	4.47%

(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $185 million of loans guaranteed by RUS.
(2) Long-term variable-rate loans include $17 million of loans guaranteed by RUS.
(3) Because repayment schedule is uncertain for nonperforming loans, no amounts are included for future principal cash flows. All nonperforming loans were on non-accrual status at May 31, 2014. Average rate on restructured loans represents current accrual rate. Interest accrual rate cannot be estimated for future periods.
(4) Short-term debt includes commercial paper, select notes, daily liquidity fund notes, bank bid notes and long-term debt due in one year or less.
(5) Carrying value and fair value exclude loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan; therefore, there is no scheduled amortization and $1 million in payments not received on certificates subscribed and unissued. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Counterparty Risk

We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, at May 31, 2014 and 2013, the highest percentage concentration of total notional exposure to any one counterparty was 21% and 20% of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. At May 31, 2014, our derivative instrument counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation and Aa2 to Baa2 as assigned by Moody’s Investors Service. Based on the fair market value of our derivative instruments at May 31, 2014, there were three counterparties that would be required to make a payment to us totaling $48 million if all of our derivative instruments were terminated on that day. The largest amount owed to us by a single counterparty was $35 million, or 71% of the total exposure to us, at May 31, 2014.

Rating Triggers

Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and do not meet the definitional elements for embedded derivatives.

At May 31, 2014, the following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2014, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At May 31, 2014, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

Table 34: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Our Required Payment	Amount We Would Collect	Net Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$—	$—	$—	$—
fall below Baa1/BBB+ (1)	6,693,197	(173,269)	48,387	(124,882)
Total	$6,693,197	$(173,269)	$48,387	$(124,882)
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

In addition to the rating triggers listed above, at May 31, 2014, we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $10 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if our ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value, net of the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2014 including credit risk was $181 million.

At May 31, 2014, the credit rating for two counterparties was below the rating trigger level in the interest swap contracts with these counterparties. As a result, we have the option to terminate all interest rate swaps with these counterparties. At May 31, 2014, the interest rate swap contracts with these counterparties have a total notional amount of $776 million. If we were to decide to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. At May 31, 2014, we estimate that we would have to make a payment of approximately $19 million to settle the interest rate swaps with these counterparties. Because we use our interest rate swaps as part of our matched funding strategy we generally do not terminate such agreements early. At this time, we have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and to monitor our overall matched funding position.

For additional information about the risks related to our business, see "Item 1A. Risk Factors."

OPERATIONAL RISK

Operational risk is inherent in all business activities and the management of such risk is important to the achievement of our objectives. Operational risk represents the risk of loss resulting from conducting our operations, including the execution of unauthorized transactions by employees; errors relating to loan documentation, transaction processing and technology; the inability to perfect liens on collateral; breaches of internal control and information systems; and the risk of fraud by employees or persons outside the Company. This risk of loss also includes potential legal actions that could arise as a result of operational deficiencies, noncompliance with covenants in our revolving credit agreements and indentures, employee misconduct or adverse business decisions. In the event of a breakdown in the internal control system, improper access to or operation of systems or improper employee actions, we could incur financial loss. Operational/business risk may also include breaches of our technology and information systems resulting from unauthorized access to confidential information or from internal or external threats, such as cyber-attacks.

We maintain business policies and procedures, employee training, an internal control framework and a comprehensive business continuity and disaster recovery plan that are intended to provide a sound operational environment. Our business policies and controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses, and considering factors such as competition and regulation. Our Corporate Compliance group monitors compliance with established procedures that are designed to ensure adherence to generally accepted conduct, ethics and business practices defined in our corporate policies. We provide employee compliance training programs, such as for our “Code of Conduct” and those regarding information protection, suspicious activity reporting and operational risk. Our Internal Audit group examines the design and operating effectiveness of our internal controls and operational and financial reporting systems on an ongoing basis.

Our business continuity and disaster recovery plan establishes the basic principles and framework necessary to ensure emergency response, resumption, restoration and permanent recovery of CFC’s operations and business activities during a business interruption event. This plan includes a duplication of our production information systems at an off-site facility coupled with an extensive business continuity and recovery process to leverage those remote systems. Each of our departments are required to develop, exercise, test and maintain business resumption plans for the resumption and recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises twice a year that include both the information technology group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

NON-GAAP FINANCIAL MEASURES

We make certain adjustments to financial measures in assessing our financial performance that are not in accordance with GAAP. These non-GAAP adjustments fall primarily into two categories: (i) adjustments related to the calculation of TIER and (ii) adjustments related to the calculation of the leverage and debt-to-equity ratios. These adjustments reflect management’s perspective on our operations, and in several cases, adjustments used to measure covenant compliance under our revolving credit agreements. Therefore, we believe these are useful financial measures for investors. We refer to our non-GAAP financial measures as “adjusted” throughout this document.

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

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and at May 31, 2014 and 2013, there were no foreign currency derivative instruments outstanding.

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

Our total equity includes the non-cash impact of changes in derivative forward values and foreign currency adjustments that are recorded in net income. In addition, the accumulated other comprehensive income component of total equity includes the impact of changes in the fair value of derivatives designated as cash flow hedges as well as the remaining transition adjustment recorded when we adopted the accounting guidance requiring that all derivatives be recorded on the balance sheet at fair value. In evaluating our leverage and debt-to-equity ratios discussed further below, we make adjustments to equity similar to the adjustments made in calculating TIER. We exclude from total equity the cumulative impact of changes in derivative forward values and foreign currency adjustments and amounts included in accumulated other comprehensive income related to derivatives designated for cash flow hedge accounting and the remaining derivative transition adjustment to derive non-GAAP adjusted equity.

Table 35 provides a reconciliation between interest expense and net interest income, and these financial measures adjusted to include the impact of derivatives. Additionally, it provides a reconciliation of net income and this financial measure adjusted to exclude the impact of derivatives and foreign currency adjustments for the years ended May 31, 2014, 2013, 2012, 2011 and 2010.

Table 35: Adjusted Financial Measures - Income Statement

(Dollars in thousands)	2014	2013	2012	2011	2010
Interest expense	$(654,655)	$(692,025)	$(761,778)	$(841,080)	$(912,111)
Derivative cash settlements	(73,962)	(56,461)	(12,846)	(6,848)	(23,304)
Adjusted interest expense	$(728,617)	$(748,486)	$(774,624)	$(847,928)	$(935,415)

Net interest income	$302,885	$263,728	$199,183	$167,831	$131,524
Derivative cash settlements	(73,962)	(56,461)	(12,846)	(6,848)	(23,304)
Adjusted net interest income	$228,923	$207,267	$186,337	$160,983	$108,220

Net income (loss)	$192,926	$358,087	$(148,797)	$151,215	$110,547
Derivative forward value	(39,541)	(141,304)	223,774	23,388	(2,696)
Adjusted net income	$153,385	$216,783	$74,977	$174,603	$107,851
Table 36 presents our TIER and adjusted TIER for the years ended May 31, 2014, 2013, 2012, 2011 and 2010.

Table 36: TIER and Adjusted TIER

	2014	2013	2012	2011	2010
TIER (1) (2)	1.29	1.52	—	1.18	1.12
Adjusted TIER (3)	1.21	1.29	1.10	1.21	1.12
(1) For the year ended May 31, 2012, we reported a net loss of $149 million; therefore, the TIER for this period results in a value below 1.00.
(2) TIER using GAAP financial measures is calculated by dividing interest expense plus net income prior to cumulative effect of change in accounting principle by interest expense.
(3) Adjusted TIER is calculated by dividing adjusted interest expense plus adjusted net income by adjusted interest expense.

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

Members may be required to purchase subordinated certificates as a condition of membership and as a condition to obtaining a loan or guarantee. The subordinated certificates are accounted for as debt under GAAP. The subordinated certificates have long-dated maturities and pay no interest or pay interest that is below market, and under certain conditions we are prohibited from making interest payments to members on the subordinated certificates. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by subtracting members’ subordinated certificates from total liabilities and adding members’ subordinated certificates to total equity. The leverage and debt-to-equity ratios adjusted to treat members’ subordinated certificates as equity rather than debt reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

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

We record derivative instruments at fair value on our consolidated balance sheets. For computing compliance with our revolving credit agreement covenants, we are required to adjust our leverage ratio by excluding the non-cash impact of our derivative accounting from liabilities and equity. The leverage and debt-to-equity ratios adjusted to exclude the impact of our derivative accounting from liabilities and equity reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors. For computing compliance with our revolving credit agreement covenants, we are also required to adjust our leverage ratio by excluding the impact of foreign currency valuation adjustments from liabilities and equity. The leverage and debt-to-equity ratios adjusted to exclude the effect of foreign currency translation reflect management’s perspective on our operations and, therefore, we believe these are useful financial measures for investors.

Table 37 reconciles the liabilities and equity on the consolidated balance sheets to the amounts used to calculate the adjusted leverage and debt-to-equity ratios as of the years ended May 31, 2014, 2013, 2012, 2011 and 2010.

Table 37: Adjusted Financial Measures - Balance Sheet

(Dollars in thousands)	2014	2013	2012	2011	2010
Liabilities	$21,262,369	$21,260,390	$19,460,580	$19,874,313	$19,556,448
Less:
Derivative liabilities	(388,208)	(475,278)	(654,125)	(477,433)	(482,825)
Debt used to fund loans guaranteed by RUS	(201,863)	(210,815)	(219,084)	(226,695)	(237,356)
Subordinated deferrable debt	(400,000)	(400,000)	(186,440)	(186,440)	(311,440)
Subordinated certificates	(1,612,228)	(1,766,402)	(1,739,454)	(1,813,652)	(1,810,715)
Adjusted liabilities	$18,660,070	$18,407,895	$16,661,477	$17,170,093	$16,714,112
Total equity	$970,374	$811,261	$490,755	$687,309	$586,767
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	224,722	366,026	142,252	118,864	121,560
Year-to-date derivative forward value (income) loss	(39,541)	(141,304)	223,774	23,388	(2,696)
Accumulated other comprehensive income (1)	(6,320)	(7,287)	(8,270)	(9,273)	(7,489)
Plus:
Subordinated certificates (2)	1,612,228	1,766,402	1,739,454	1,813,652	1,810,715
Subordinated deferrable debt	400,000	400,000	186,440	186,440	311,440
Adjusted equity	$3,161,463	$3,195,098	$2,774,405	$2,820,380	$2,820,297
Guarantees (3)	$1,064,822	$1,112,771	$1,249,330	$1,104,988	$1,171,109
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $0.4 million of accumulated other comprehensive loss at May 31, 2014 and $1 million of accumulated other comprehensive income at May 31, 2013 and 2012, related to the unrecognized gains on our investments. At May 31, 2014, it also excludes $2 million of accumulated other comprehensive loss related to foreclosed assets.
(2) Includes $91 million, $37 million, $17 million and $12 million of loan and guarantee subordinated certificates, and member capital securities that were reclassified as short-term debt at May 31, 2014, 2013, 2012 and 2011, respectively.
(3) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 38 provides the calculated ratio for leverage and debt-to-equity, as well as the adjusted ratio calculations, as of the years ended May 31, 2014, 2013, 2012, 2011 and 2010.

Table 38: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	2014	2013	2012	2011	2010
Leverage ratio (1)	23.01	27.58	42.20	30.52	35.33
Adjusted leverage ratio (2)	6.24	6.11	6.46	6.48	6.34
Debt-to-equity ratio (3)	21.91	26.21	39.65	28.92	33.33
Adjusted debt-to-equity ratio (4)	5.90	5.76	6.01	6.09	5.93
(1) The leverage ratio using GAAP financial measures is calculated by dividing liabilities plus guarantees outstanding by total equity.
(2) The debt-to-equity ratio using GAAP financial measures is calculated by dividing liabilities by total equity.
(3) The adjusted leverage ratio is calculated by dividing adjusted liabilities plus guarantees outstanding by adjusted equity.
(4) The adjusted debt-to-equity ratio is calculated by dividing adjusted liabilities by adjusted equity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see "Item 7. MD&A—Market Risk."

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the “Company”) as of May 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2013, were audited by other auditors whose report thereon dated August 28, 2013, expressed an unqualified opinion on those statements, before the adoption of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, and Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (collectively “ASU 2011-11”), as described in note 16 to the consolidated financial statements.
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
In our opinion, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited the adoption of ASU 2011-11 as described in note 16. In our opinion, the disclosures as of May 31, 2013, in note 16 related to the adoption of ASU 2011-11 are appropriate. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to such disclosures related to the adoption of ASU 2011-11 and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements taken as a whole.

/s/ KPMG LLP

McLean, Virginia
August 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the “Company”) as of May 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 28, 2013

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and cash equivalents	$338,715	$177,062
Restricted cash	520	7,696
Investments	55,177	31,632
Time deposits	550,000	700,000
Loans to members	20,476,642	20,305,874
Less: Allowance for loan losses	(56,429)	(54,325)
Loans to members, net	20,420,213	20,251,549
Accrued interest and other receivables	200,656	175,183
Fixed assets, net	107,070	104,508
Debt service reserve funds	39,353	39,803
Debt issuance costs, net	42,058	38,949
Foreclosed assets, net	245,651	261,472
Derivative assets	209,759	257,878
Other assets	23,571	25,919
Total assets	$22,232,743	$22,071,651

Liabilities:
Short-term debt	$5,399,394	$7,719,483
Accrued interest payable	118,381	144,945
Long-term debt	13,303,931	10,696,433
Deferred income	78,040	25,717
Derivative liabilities	388,208	475,278
Subordinated deferrable debt	400,000	400,000
Members’ subordinated certificates:
Membership subordinated certificates	644,944	644,757
Loan and guarantee subordinated certificates	667,963	696,719
Member capital securities	208,610	387,750
Total members’ subordinated certificates	1,521,517	1,729,226
Other liabilities	52,898	69,308
Commitments and contingencies
Total liabilities	21,262,369	21,260,390
Equity:
CFC equity:
Retained equity	939,888	791,090
Accumulated other comprehensive income	3,649	8,381
Total CFC equity	943,537	799,471
Noncontrolling interest	26,837	11,790
Total equity	970,374	811,261
Total liabilities and equity	$22,232,743	$22,071,651

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended May 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$957,540	$955,753	$960,961
Interest expense	(654,655)	(692,025)	(761,778)
Net interest income	302,885	263,728	199,183
Provision for loan losses	(3,498)	70,091	18,108
Net interest income after provision for loan losses	299,387	333,819	217,291
Non-interest income:
Fee and other income	17,762	38,181	17,749
Derivative (losses) gains	(34,421)	84,843	(236,620)
Results of operations of foreclosed assets	(13,494)	(897)	(67,497)
Total non-interest income	(30,153)	122,127	(286,368)
Non-interest expense:
Salaries and employee benefits	(41,176)	(55,536)	(39,364)
Other general and administrative expenses	(31,390)	(28,646)	(25,973)
Provision for guarantee liability	(217)	4,772	(726)
Loss on early extinguishment of debt	(1,452)	(10,636)	(15,525)
Other	(69)	(5,064)	(739)
Total non-interest expense	(74,304)	(95,110)	(82,327)
Income (loss) prior to income taxes	194,930	360,836	(151,404)
Income tax (expense) benefit	(2,004)	(2,749)	2,607
Net income (loss)	192,926	358,087	(148,797)
Less: Net (income) loss attributable to the noncontrolling interest	(2,859)	(4,328)	4,070
Net income (loss) attributable to CFC	$190,067	$353,759	$(144,727)

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended May 31,
(Dollars in thousands)	2014	2013	2012
Net income (loss)	$192,926	$358,087	$(148,797)
Other comprehensive (loss) income:
Unrealized (losses) gains on securities	(1,455)	165	444
Unrealized (losses) gains on foreclosed assets	(2,310)	—	—
Realized gains on derivatives	(983)	(1,004)	(1,028)
Other comprehensive loss	(4,748)	(839)	(584)
Total comprehensive income (loss)	188,178	357,248	(149,381)
Less: Total comprehensive (income) loss attributable to noncontrolling interest	(2,843)	(4,307)	4,095
Total comprehensive income (loss) attributable to CFC	$185,335	$352,941	$(145,286)

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership fees and education fund	Patronage capital allocated	Members’ capital reserve	Unallocated net income (loss)	CFC retained equity	CFC Accumulated other comprehensive income	Total CFC equity	Non-controlling interest	Total
Balance as of May 31, 2011	$2,431	$521,897	$272,126	$(130,689)	$665,765	$9,758	$675,523	$11,786	$687,309
Net income (loss)	835	70,690	—	(216,252)	(144,727)	—	(144,727)	(4,070)	(148,797)
Other comprehensive loss	—	—	—	—	—	(559)	(559)	(25)	(584)
Patronage capital retirement	—	(46,221)	—	—	(46,221)	—	(46,221)	(44)	(46,265)
Other	(853)	—	—	—	(853)	—	(853)	(55)	(908)
Balance as of May 31, 2012	$2,413	$546,366	$272,126	$(346,941)	$473,964	$9,199	$483,163	$7,592	$490,755
Net income	920	81,449	138,133	133,257	353,759	—	353,759	4,328	358,087
Other comprehensive loss	—	—	—	—	—	(818)	(818)	(21)	(839)
Patronage capital retirement	—	(36,234)	—	429	(35,805)	—	(35,805)	(794)	(36,599)
Other	(828)	—	—	—	(828)	—	(828)	685	(143)
Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	$791,090	$8,381	$799,471	$11,790	$811,261
Net income	950	79,324	75,188	34,605	190,067	—	190,067	2,859	192,926
Other comprehensive loss	—	—	—	—	—	(4,732)	(4,732)	(16)	(4,748)
Patronage capital retirement	—	(40,565)	—	—	(40,565)	—	(40,565)	(400)	(40,965)
Other	(704)	—	—	—	(704)	—	(704)	12,604	11,900
Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended May 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$192,926	$358,087	$(148,797)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(10,137)	(8,766)	(10,409)
Amortization of debt issuance costs and deferred charges	7,367	7,582	10,897
Amortization of discount on long-term debt	5,690	4,314	—
Amortization of issuance costs for revolving bank lines of credit	2,827	2,932	—
Depreciation	5,646	5,381	4,324
Provision for loan losses	3,498	(70,091)	(18,108)
Provision for guarantee liability	217	(4,772)	726
Results of operations of foreclosed assets	13,494	897	67,497
Derivative forward value	(39,541)	(141,304)	223,774
Changes in operating assets and liabilities:
Accrued interest and other receivables	(25,736)	17,092	26,164
Accounts payable	(1,390)	5,801	(3,204)
Accrued interest payable	(26,564)	(16,872)	(33,042)
Deferred income	62,460	8,352	18,820
Other	(772)	(5,152)	5,428
Net cash provided by operating activities	189,985	163,481	144,070
Cash flows from investing activities:
Advances made on loans	(7,795,237)	(9,027,063)	(6,244,701)
Principal collected on loans	7,623,829	7,623,527	6,654,443
Net investment in fixed assets	(8,229)	(7,119)	(18,300)
Proceeds from foreclosed assets	13,667	48,144	39,566
Investments in foreclosed assets	(13,650)	(87,037)	(49,728)
Proceeds from sale of (investments in) time deposits	150,000	(700,000)	—
Proceeds from early redemption of equity securities	—	57,578	—
Investments in equity securities	(25,000)	(30,000)	—
Change in restricted cash	7,176	(2)	(4)
Net cash (used in) provided by investing activities	(47,444)	(2,121,972)	381,276
Cash flows from financing activities:
(Repayments of) proceeds from issuances of short-term debt, net	(122,385)	681,612	74,721
Proceeds from issuances of short-term debt with original maturity greater than 90 days	742,935	639,148	411,750
Repayments of short term-debt with original maturity greater than 90 days	(783,625)	(517,192)	(560,277)
Issuance costs for revolving bank lines of credit	(3,121)	(3,159)	(3,672)
Proceeds from issuance of long-term debt	3,592,292	2,640,850	2,081,533
Payments for retirement of long-term debt	(3,122,790)	(1,569,555)	(2,519,650)
Proceeds from issuance of subordinated debt	—	395,724	—
Payments for retirement of subordinated debt	—	(186,440)	—
Proceeds from issuance of members’ subordinated certificates	153,921	66,620	34,325
Payments for retirement of members’ subordinated certificates	(307,271)	(34,780)	(102,115)
Payments for retirement of patronage capital	(40,030)	(35,036)	(44,409)
Cash portion of debt exchange premium	(90,814)	(133,406)	—
Net cash provided by (used in) financing activities	19,112	1,944,386	(627,794)
Net increase (decrease) in cash and cash equivalents	161,653	(14,105)	(102,448)
Beginning cash and cash equivalents	177,062	191,167	293,615
Ending cash and cash equivalents	$338,715	$177,062	$191,167

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended May 31,
(Dollars in thousands)	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$665,334	$694,069	$783,923
Cash paid for income taxes	157	89	293
Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$—	$670	$534
Patronage capital applied against loan balances	(160)	160	134
Noncontrolling interest patronage capital applied against loan balances	—	58	44
Charge-offs of allowance for loan losses applied against loan balances	1,606	19,122	—
Net decrease in debt service reserve funds/debt service reserve certificates	(450)	—	(5,859)
Collateral trust bonds issued as debt exchange premium	2,408	39,647	—

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—GENERAL INFORMATION AND ACCOUNTING POLICIES

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

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by or provide significant benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. At May 31, 2014, NCSC’s membership consisted primarily of distribution systems that were members of CFC or were eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative that pays income tax on the full amount of its reportable taxable income and allowable deductions.

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

CFC established limited liability corporations and partnerships to hold foreclosed assets and facilitate loan securitization transactions. CFC owns and controls all of these entities and, therefore, consolidates their financial results. A full consolidation is presented for the entity formed for loan securitization transactions. CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) holds assets including a land development loan and limited partnership interest in certain real estate developments and related receivables, developed lots and retail land. Caribbean Asset Holdings (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

Based on the accounting standards governing consolidations, equity controlled by RTFC and NCSC is classified as noncontrolling interest on the consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC are reported as net income or net loss attributable to the noncontrolling interest on the consolidated statement of operations.

CFC manages the lending activities of RTFC and NCSC. We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

majority of their expected losses. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third-party. At May 31, 2014, CFC had guaranteed $97 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $103 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. At May 31, 2014, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. At May 31, 2014, RTFC had total assets of $560 million including loans outstanding to members of $450 million, and NCSC had total assets of $852 million including loans outstanding of $828 million. At May 31, 2014, CFC had committed to lend RTFC up to $4,000 million, of which $430 million was outstanding. At May 31, 2014, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $911 million was outstanding, representing $814 million of outstanding loans and $97 million of credit enhancements.

At May 31, 2014, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,460 members and 229 associates. Our membership includes the following:

•	838 distribution systems;

•	71 power supply systems;

•	486 telecommunications members;

•	64 statewide and regional associations; and

•	1 national association of cooperatives.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash represents cash and cash equivalents for which use is contractually restricted.

Investments

We account for our investments in Federal Agricultural Mortgage Corporation Series A Common Stock, Federal Agricultural Mortgage Corporation Series A and Series B Preferred Stock as available-for-sale securities based on the accounting standards for debt and equity securities. Available-for-sale securities are carried at fair value. Unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive income. Realized gains or losses are measured and reclassified from accumulated other comprehensive income into earnings when investments are sold or when an other-than-temporary impairment exists. We continually monitor these investments for possible impairment. Other-than-temporary impairments are recognized in earnings.

Time Deposits

Time deposits are deposits that we make with financial institutions in interest-bearing accounts. These deposits have a maturity of less than one year as of the reporting date and are valued at carrying value, which approximates fair value.

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

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to cover multiple-year maintenance and capital expenditure work plans for periods of up to five years and draw down on the facility over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items. These factors contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements.

Allowance for Credit Losses

Allowance for Loan Losses
We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is reported as a separate line item on the consolidated statement of operations.

We review the estimates and assumptions used in the calculations of the allowance for loan losses on a quarterly basis. The estimate of the allowance for loan losses is based on a review of the composition of the loan portfolio, past loss experience, specific problem loans, current economic conditions, available market data and/or projection of future cash flows and other pertinent factors that in management’s judgment may contribute to incurred losses. The allowance is based on estimates and,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly, actual losses may differ from the allowance amount. The methodology used to calculate the allowance for loan losses is summarized below.

The allowance for loan losses is calculated by dividing the portfolio into two categories of loans:

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

We use the following factors to determine the allowance for loan losses for the general portfolio category:

•	Internal risk ratings system. We maintain risk ratings for our borrowers that are updated at least annually and are based on the following:

◦	general financial condition of the borrower;

◦	our judgment of the quality of the borrower’s management;

◦	our judgment of the borrower’s competitive position within its service territory and industry;

◦	our estimate of the potential impact of proposed regulation and litigation; and

◦	other factors specific to individual borrowers or classes of borrowers.

•
Standard & Poor’s historical utility sector default table. The table provides expected default rates for the utility sector based on rating level and the remaining maturity. We correlate our internal risk ratings to the ratings used in the utility sector default table. We use the default table to assist in estimating our allowance for loan losses because we have limited history from which to develop loss expectations.

•	Loss Emergence Period. Based on the estimated time between the loss causing event(s) and the date that we charge off the unrecoverable portion of the loan.

•
Recovery rates. Estimated recovery rates are based on our historical recovery experience by member class calculated by comparing loan balances at the time of default to the total loss recorded on the loan. We have been lending to electric cooperatives since our incorporation in 1969.

In addition to the allowance for loan losses for the general portfolio, we maintain a qualitative reserve for the general portfolio based on risk factors not captured in the general allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. We actively monitor the operations and financial performance of our borrowers through the review of audited financial statements, review of borrower prepared financial statements (if required) and discussions with borrower management. As a result of the lag, there could be credit events or circumstances that exist with our borrowers for which we have not been made aware that could potentially lead to reassessing/downgrading of certain borrower risk ratings (“BRRs”) to better reflect the risk of default and ultimate loss. Additional qualitative considerations include our expectations with respect to loan workouts, risks associated with large loan exposures and economic and environmental factors.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	estimates of the value of the borrower’s assets that have been pledged as collateral to secure our loans.

We generally measure impairment for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows discounted at the loan’s effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs. Loans are identified as collateral dependent if we believe that collateral is the expected source of repayment.

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

We recognize interest income on impaired loans on a case-by-case basis. An impaired loan to a borrower that is nonperforming will typically be placed on non-accrual status and we will reverse all accrued and unpaid interest. We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. Interest income may be recognized on an accrual basis for restructured impaired loans where the borrower is performing and is expected to continue to perform based on agreed-upon terms.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Loans

We classify loans as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for other reasons, management does not expect the timely repayment of principal and interest.

A loan is considered past due if a full payment of principal and interest is not received within 30 days of its due date. Once a borrower is classified as nonperforming, we typically place the loan on non-accrual status and reverse any accrued and unpaid interest recorded during the period in which the borrower stopped performing. We generally apply all cash received during the non-accrual period to the reduction of principal, thereby foregoing interest income recognition. The decision to return a loan to accrual status is determined on a case-by-case basis.

Loan Sales

We account for the transfer of loans resulting from direct loan sales to third parties by removing the loans from our consolidated balance sheets when control has been surrendered. We retain the servicing performance obligations on these loans and recognize related servicing fees on an accrual basis over the period for which servicing activity is provided. Because the loans are sold at par, we record immaterial losses on the sale of these loans for unamortized deferred loan origination costs. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties.

During the years ended May 31, 2014, 2013 and 2012, we sold CFC loans with outstanding balances totaling $111 million, $149 million, and $192 million, respectively, at par for cash. During the years ended May 31, 2014, 2013 and 2012, we recognized $3 million in servicing fees on direct loan sales.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense ($6 million, $5 million and $4 million in fiscal years 2014, 2013 and 2012, respectively) is computed on the straight-line method over estimated useful lives ranging from 2 to 40 years. CFC owns its headquarters facility in Loudoun County, Virginia, which is included in the building and building equipment balance below. Fixed assets consisted of the following as of May 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Building and building equipment	$50,008	$49,168
Furniture and fixtures	5,071	5,046
Computer software and hardware	30,966	27,580
Other	916	911
Less: accumulated depreciation	(24,867)	(19,500)
Land	37,847	38,678
Construction-in-progress and software	7,129	2,625
Fixed assets, net	$107,070	$104,508

Debt Service Reserve Fund

At May 31, 2014 and 2013, we had $39 million and $40 million, respectively, pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates from us as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (i) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (ii) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund at May 31, 2014 and 2013. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2014, $1 million of guaranteed bonds requiring a debt service reserve fund were fully repaid, and no new guarantees requiring a debt service reserve fund were made. This resulted in a reduction of $0.5 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2013, no guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in no change to the debt service reserve fund and member investments in debt service reserve subordinated certificates for the year ended May 31, 2013. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

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

Derivative Financial Instruments

We are an end user of derivative financial instruments and do not engage in derivative trading. We use derivatives, primarily interest rate swaps and treasury rate locks, to manage interest rate risk. In accordance with the accounting standards for derivatives and hedging activities, we record derivative instruments at fair value as either a derivative asset or derivative liability on our consolidated balance sheets. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. Accrued interest related to derivatives is reported on our consolidated balance sheets as a component of either accrued interest and other receivables or accrued interest payable.

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified from accumulated other comprehensive income (“AOCI”) to earnings using the effective interest method over the term of the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of operations.

We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). Cash settlements related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations.

At June 1, 2001, as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet, we recorded a transition adjustment net loss in AOCI. The transition adjustment net loss is being reclassified into earnings and reported as a component of derivative gains (losses) in our consolidated statements of operations. We expect to continue to reclassify the remaining balance of the transition adjustment into earnings through 2029.

Debt

Debt securities are reported at cost net of discounts or premiums. Issuance costs on debt and discounts are deferred as per applicable accounting guidance, and amortized as interest expense using the effective interest method or a method approximating the effective interest method over the legal maturity of each bond issue. Issuance costs on dealer commercial paper and medium-term notes are recognized as incurred.

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

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Interest on long-term fixed-rate loans	$887,010	$874,287	$878,604
Interest on long-term variable-rate loans	20,388	21,684	24,374
Interest on line of credit loans	31,376	32,378	30,717
Interest on restructured loans	136	13,956	16,191
Interest on nonperforming loans	236	—	—
Interest on investments	7,080	6,325	3,934
Fee income (1)	11,314	7,123	7,141
Total interest income	$957,540	$955,753	$960,961

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Primarily related to conversion fees that are deferred and recognized using the effective interest method over the remaining original loan interest rate pricing term, except for a small portion of the total fee charged to cover administrative costs related to the conversion, which is recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $73 million and $21 million at May 31, 2014 and 2013, respectively.

Interest Expense

The following table presents the components of interest expense for the years ended May 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Interest expense on debt (1):
Short-term debt	$5,899	$6,888	$5,836
Medium-term notes	82,978	95,495	173,927
Collateral trust bonds	300,014	327,978	314,642
Subordinated deferrable debt	19,000	12,922	11,225
Subordinated certificates	79,328	81,920	81,124
Long-term notes payable	150,956	150,553	154,606
Debt issuance costs (2)	7,447	7,582	9,044
Fee expense (3)	9,033	8,687	11,374
Total interest expense	$654,655	$692,025	$761,778
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

On December 16, 2013, we redeemed $150 million of our $600 million, 4.75%, collateral trust bonds due March 1, 2014. The premium and unamortized issuance costs totaling $1.5 million were recorded as a loss on extinguishment of debt during the third quarter of fiscal year 2014.

Income Taxes

While CFC is exempt under Section 501(c)(4) of the Internal Revenue Code, it is subject to tax on unrelated business taxable income. RTFC is a taxable cooperative under Subchapter T of the Internal Revenue Code and is not subject to income taxes on income from patronage sources that is allocated to its borrowers, as long as the allocation is properly noticed and at least 20% of the amount allocated is retired in cash prior to filing the applicable tax return. NCSC is a taxable cooperative that pays income tax on the full amount of its reportable taxable income and allowable deductions.

The income tax benefit (expense) recorded in the consolidated statement of operations for the years ended May 31, 2014, 2013 and 2012 represents the income tax benefit (expense) for RTFC and NCSC at the applicable federal and state income tax rates resulting in a tax rate of approximately 38%. Additionally, fines or penalties assessed against RTFC and NCSC, if any, are recorded in income tax expense.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended May 31, 2014. Specifically, time deposits with financial institutions have been reclassified from the investments line item into its separate line item on the consolidated balance sheet as of May 31, 2013.

Use of Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Items that require our most significant estimates and subjective judgments, and involve inherent uncertainty, include the allowance for loan losses, the determination of the fair value of our derivative instruments and impairment assessments related to our foreclosed assets. Our judgment regarding estimates and assumptions may change as new and unforeseen events occur; additional information is obtained through the passage of time; and through changes in economic conditions and the operating environment. Actual results could differ from our estimates.

Accounting Standards Adopted in Fiscal Year 2014

Disclosures about Offsetting Asset and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the above guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance was effective for us beginning in the first quarter of fiscal year 2014. Our adoption of this guidance, which we applied retrospectively, had no effect on our financial condition, results of operations or liquidity, as it only affects our disclosures. See "Note 8— Derivative Financial Instruments" for additional disclosures about offsetting assets and liabilities.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 , Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for us beginning in the first quarter of fiscal year 2014. Our adoption of the guidance did not have a material effect on our consolidated financial statements, as the amounts reclassified out of other comprehensive income are immaterial for all periods presented.

Recently Issued but Not Yet Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2018. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC's primary business and source of revenue is from lending.

NOTE 2—INVESTMENTS

Our investment portfolio consists of Federal Agricultural Mortgage Corporation ("Farmer Mac") preferred and common stock. At May 31, 2014 and 2013, our investments in preferred stock and common stock are classified as available for sale and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therefore recorded in the consolidated balance sheets at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

The following tables summarize our available-for-sale securities as of and for the years ended May 31, 2014 and 2013.

	2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Farmer Mac Series A Preferred Stock	$30,000	$—	$(2,220)	$27,780
Farmer Mac Series B Preferred Stock	25,000	500	—	25,500
Farmer Mac Class A Common Stock	538	1,359	—	1,897
Total available-for-sale securities	$55,538	$1,859	$(2,220)	$55,177

	2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Farmer Mac Series A Preferred Stock	$30,000	$—	$(564)	$29,436
Farmer Mac Class A Common Stock	538	1,658	—	2,196
Total available-for-sale securities	$30,538	$1,658	$(564)	$31,632

As of May 31, 2014, our Federal Agricultural Mortgage Corporation Series A preferred stock was in a continuous unrealized loss position for 12 months or longer. The unrealized loss position was due to changes in interest rates and not because of credit quality of the issuer. We do not intend to sell this investment in the foreseeable future and we expect to fully recover our cost.

NOTE 3—LOANS AND COMMITMENTS

We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit loans. On long-term loans, borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate. Unadvanced commitments are approved and executed loan contracts for which the funds have not yet been advanced. Collateral and security requirements for advances on commitments are identical to those required at the time of the initial loan approval.

Loans outstanding to members and unadvanced commitments by loan type and by member class are summarized as follows at May 31, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014		2013
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Total by loan type: (2)
Long-term fixed-rate loans	$18,175,656	$—	$17,918,268	$—
Long-term variable-rate loans	753,918	4,710,273	782,006	4,718,162
Loans guaranteed by RUS	201,863	—	210,815	—
Line of credit loans	1,335,488	9,201,805	1,385,228	8,704,586
Total loans outstanding (3)	20,466,925	13,912,078	20,296,317	13,422,748
Deferred origination costs	9,717	—	9,557	—
Loans to members	$20,476,642	$13,912,078	$20,305,874	$13,422,748

Total by member class:(2)
CFC:
Distribution	$15,035,365	$9,531,315	$14,941,192	$8,948,826
Power supply	4,086,163	3,025,423	4,007,669	3,145,518
Statewide and associate	67,902	105,961	70,956	102,087
CFC total	19,189,430	12,662,699	19,019,817	12,196,431
RTFC	449,546	304,500	503,359	317,344
NCSC	827,949	944,879	773,141	908,973
Total loans outstanding	$20,466,925	$13,912,078	$20,296,317	$13,422,748
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes nonperforming and restructured loans.
(3) Includes the unpaid principal balance excluding deferred origination costs.

Unadvanced Loan Commitments

A total of $2,274 million and $1,703 million of unadvanced commitments at May 31, 2014 and 2013, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit at May 31, 2014 and the related maturities by fiscal year as follows:

	Available balance	Notional Maturities of Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019
Committed lines of credit	$2,274,388	$19,238	$61,000	$456,855	$678,839	$1,058,456

The remaining unadvanced commitments totaling $11,638 million and $11,720 million at May 31, 2014 and 2013, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to cover maintenance and capital expenditure work plans for periods of up to five years and draw down on the facility

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items. These factors contribute to our expectation that the majority of the unadvanced commitments will expire without being fully drawn upon and that the total unadvanced amount does not necessarily represent future cash funding requirements.

Payment Status of Loans

The tables below show an analysis of the age of the recorded investment in loans outstanding by member class at May 31, 2014 and 2013.

		2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Non-accrual Loans
CFC:
Distribution	$15,035,365	$—	$—	$—	$15,035,365	$7,584
Power supply	4,086,163	—	—	—	4,086,163	—
Statewide and associate	67,902	—	—	—	67,902	—
CFC total	19,189,430	—	—	—	19,189,430	7,584
RTFC	449,546	—	—	—	449,546	1,695
NCSC	827,949	—	—	—	827,949	400
Total loans outstanding	$20,466,925	$—	$—	$—	$20,466,925	$9,679

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
(1) All loans 90 days or more past due are on non-accrual status.

		2013
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Non-accrual Loans
CFC:
Distribution	$14,938,351	$2,841	$—	$2,841	$14,941,192	$7,584
Power supply	4,002,669	—	5,000	5,000	4,007,669	5,000
Statewide and associate	70,956	—	—	—	70,956	—
CFC total	19,011,976	2,841	5,000	7,841	19,019,817	12,584
RTFC	495,040	4,163	4,156	8,319	503,359	10,497
NCSC	773,141	—	—	—	773,141	—
Total loans outstanding	$20,280,157	$7,004	$9,156	$16,160	$20,296,317	$23,081

As a % of total loans	99.92%	0.03%	0.05%	0.08%	100.00%	0.11%
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
(ii) Criticized:  Includes borrowers categorized as special mention, substandard and doubtful as described below:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of May 31, 2014 and 2013.

	2014			2013
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,018,642	$16,723	$15,035,365	$14,922,558	$18,634	$14,941,192
Power supply	4,086,163	—	4,086,163	4,002,669	5,000	4,007,669
Statewide and associate	67,625	277	67,902	70,668	288	70,956
CFC total	19,172,430	17,000	19,189,430	18,995,895	23,922	19,019,817
RTFC	447,851	1,695	449,546	483,058	20,301	503,359
NCSC	825,736	2,213	827,949	770,419	2,722	773,141
Total loans outstanding	$20,446,017	$20,908	$20,466,925	$20,249,372	$46,945	$20,296,317

Credit Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. At May 31, 2014 and 2013, loans outstanding to borrowers in any state or territory did not exceed 16% and 15%, respectively, of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. At May 31, 2014 and 2013, the total exposure outstanding to any one borrower or controlled group did not exceed 2.1% and 2.2%, respectively, of total loans and guarantees outstanding. At May 31, 2014 and 2013, the 10 largest borrowers included four distribution systems and six power supply systems. The following table shows the exposure to the 10 largest borrowers as a percentage of total credit exposure broken down by exposure type and by borrower type at May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Amount	%	Amount	%
Total by type:
Loans	$3,155,857	14%	$2,981,627	14%
Guarantees	363,325	2	374,340	2
Total credit exposure to 10 largest borrowers	$3,519,182	16%	$3,355,967	16%

Total by borrower type:
CFC	$3,378,698	15%	$3,240,755	15%
NCSC	140,484	1	115,212	1
Total credit exposure to 10 largest borrowers	$3,519,182	16%	$3,355,967	16%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates

Below is the weighted-average loan balance and weighted-average yield earned during the fiscal years ended May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Weighted- Average Loans Outstanding	Weighted- Average Yield	Weighted- Average Loans Outstanding	Weighted- Average Yield
Total by loan type:
Long-term fixed-rate loans	$18,377,834	4.83%	$17,223,370	5.08%
Long-term variable-rate loans	737,186	2.77	721,747	3.00
Line of credit loans	1,278,549	2.45	1,245,635	2.60
Restructured loans	10,819	1.26	157,059	8.89
Nonperforming loans	7,952	2.97	48,653	—
Total loans	$20,412,340	4.60	$19,396,464	4.86

Total by borrower type:
CFC	$19,192,656	4.63%	$18,169,399	4.88%
RTFC	471,045	4.41	539,850	4.77
NCSC	748,639	4.00	687,215	4.37
Total	$20,412,340	4.60	$19,396,464	4.86

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

Loan Repricing
Long-term fixed-rate loans outstanding at May 31, 2014, which will be subject to interest rate repricing during the next five fiscal years and thereafter, are summarized as follows (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing):

(Dollars in thousands)	Amount Repricing	Weighted-Average Interest Rate
2015	$1,283,402	4.51%
2016	978,378	4.62
2017	823,077	4.58
2018	799,236	4.80
2019	627,833	5.02
Thereafter	2,083,375	5.29

Loan Amortization
On most long-term loans, level quarterly payments are required with respect to principal and interest in amounts sufficient to repay the loan principal, generally over periods of up to 35 years from the date of the secured promissory note.

The following table summarizes the principal amortization of long-term loans by loan type in each of the five fiscal years following May 31, 2014 and thereafter as follows:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fixed-Rate		Variable-Rate
(Dollars in thousands)	Loan Amortization (1)	Weighted-Average Interest Rate	Loan Amortization (1)	Total Loan Amortization (1)
2015	$1,069,663	4.62%	$88,309	$1,157,972
2016	1,039,741	4.65	55,206	1,094,947
2017	1,070,614	4.43	55,646	1,126,260
2018	920,648	4.73	65,100	985,748
2019	874,562	4.80	59,866	934,428
Thereafter	13,384,730	5.15	447,353	13,832,083
Total	$18,359,958	5.01%	$771,480	$19,131,438
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

The following table summarizes our secured and unsecured loans outstanding by loan type and by company as of May 31, 2014 and 2013.

(Dollars in thousands)	2014					2013
Total by loan type:	Secured	%	Unsecured	%	Total	Secured	%	Unsecured	%	Total
Long-term fixed-rate loans	$17,185,456	95%	$990,200	5%	$18,175,656	$16,871,594	94%	$1,046,674	6%	$17,918,268
Long-term variable-rate loans	650,211	86	103,707	14	753,918	676,075	86	105,931	14	782,006
Loans guaranteed by RUS	201,863	100	—	—	201,863	210,815	100	—	—	210,815
Line of credit loans	311,103	23	1,024,385	77	1,335,488	294,575	21	1,090,653	79	1,385,228
Total loans outstanding	$18,348,633	90	$2,118,292	10	$20,466,925	$18,053,059	89	$2,243,258	11	$20,296,317

Total by company:
CFC	$17,313,990	90%	$1,875,440	10%	$19,189,430	$17,049,029	90%	$1,970,788	10%	$19,019,817
RTFC	429,626	96	19,920	4	449,546	482,647	96	20,712	4	503,359
NCSC	605,017	73	222,932	27	827,949	521,383	67	251,758	33	773,141
Total loans outstanding	$18,348,633	90	$2,118,292	10	$20,466,925	$18,053,059	89	$2,243,258	11	$20,296,317

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio. Under a guarantee agreement, CFC reimburses RTFC and NCSC for loan losses.

The activity in the allowance for loan losses summarized in the tables below, reflects a disaggregation by company based on borrower type as of and for the years ended May 31, 2014, 2013 and 2012.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	4,142	(3,270)	2,626	3,498
Charge-offs	—	(1,606)	—	(1,606)
Recoveries of loans previously charged-off	212	—	—	212
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429

	2013
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	143,326
Provision for loan losses	(66,785)	596	(3,902)	(70,091)
Charge-offs	(19,122)	—	—	(19,122)
Recoveries of loans previously charged-off	212	—	—	212
Balance as of May 31, 2013	$41,246	$9,158	$3,921	54,325

	2012
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2011	$143,706	$8,389	$9,082	$161,177
Provision for loan losses	(16,976)	127	(1,259)	(18,108)
Recoveries of loans previously charged-off	211	46	—	257
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC.

Our allowance for loan losses includes a specific valuation allowance related to individually-evaluated impaired loans, as well as a general reserve for other probable incurred losses for loans that are collectively evaluated. The tables below present the allowance for loan losses and the recorded investment in outstanding loans by impairment methodology and by company as of and for the years ended May 31, 2014 and 2013.

	2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$45,600	$3,876	$6,527	$56,003
Individually evaluated	—	406	20	426
Total ending balance of the allowance	$45,600	$4,282	$6,547	$56,429

Recorded investment in loans:
Collectively evaluated	$19,181,846	$447,851	$827,549	$20,457,246
Individually evaluated	7,584	1,695	400	9,679
Total recorded investment in loans	$19,189,430	$449,546	$827,949	$20,466,925

Loans to members, net (1)	$19,143,830	$445,264	$821,402	$20,410,496

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,246	$5,731	$3,921	$50,898
Individually evaluated	—	3,427	—	3,427
Total ending balance of the allowance	$41,246	$9,158	$3,921	$54,325

Recorded investment in loans:
Collectively evaluated	$18,967,864	$492,862	$773,141	$20,233,867
Individually evaluated	51,953	10,497	—	62,450
Total recorded investment in loans	$19,019,817	$503,359	$773,141	$20,296,317

Loans to members, net(1)	$18,978,571	$494,201	$769,220	$20,241,992
(1) Excludes deferred origination costs of $10 million at May 31, 2014 and 2013.

Impaired Loans

Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class at May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,584	$—	$46,953	$—
CFC/Power Supply	—	—	5,000	—
Total	7,584	—	51,953	—

With a specific allowance recorded:
NCSC	400	20	—	—
RTFC	1,695	406	10,497	3,427
Total	2,095	426	10,497	3,427
Total impaired loans	$9,679	$426	$62,450	$3,427

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of May 31, 2014 and 2013.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class for the years ended May 31, 2014, 2013 and 2012.

	Average Recorded Investment			Interest Income Recognized
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
CFC/Distribution	$10,850	$171,928	$490,609	$136	$13,956	$16,191
CFC/Power Supply	4,250	5,000	3,167	5	—	—
NCSC	218	—	—	7	—	—
RTFC	6,235	6,942	6,196	224	—	—
Total impaired loans	$21,553	$183,870	$499,972	$372	$13,956	$16,191

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming and Restructured Loans

Nonperforming and restructured loans outstanding and unadvanced commitments to members are summarized as follows by loan type and by company at May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Nonperforming and restructured loans:
Nonperforming loans: CFC:
Line of credit loans (2)	$—	$—	$5,000	$—
RTFC:
Long-term fixed-rate loans	—	—	3,690	—
Long-term variable-rate loans	1,695	—	6,807	—
NCSC:
Line of credit loans	400	—	—	—
Total nonperforming loans	$2,095	$—	$15,497	$—

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,584	$—	$46,953	$—
Line of credit loans (3)	—	—	—	5,000
Total restructured loans	$7,584	$—	$46,953	$5,000
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

The following table shows foregone interest income as a result of holding loans on non-accrual status as of each of the years ended May 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Nonperforming loans	$314	$597	$1,637
Restructured loans	488	341	6,714
Total	$802	$938	$8,351

At May 31, 2014 and 2013, nonperforming loans totaled $2 million, or 0.01%, of loans outstanding and $15 million or 0.1%, of loans outstanding, respectively. One borrower in this group is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

At May 31, 2014 and 2013, we had restructured loans totaling $8 million, or 0.04%, of loans outstanding and $47 million, or 0.2%, of loans outstanding, respectively, all of which were performing according to their restructured terms. Approximately $0.1 million of interest income was accrued on restructured loans during the year ended May 31, 2014 compared to approximately $14 million of interest income during the prior year. One of the restructured loans totaling $39 million at May 31, 2013, was refinanced without concession during the first quarter of fiscal year 2014, with the new loan classified as performing at May 31, 2014.

We believe our allowance for loan losses is appropriate to cover the losses inherent in our loan portfolio at May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to the Federal Agricultural Mortgage Corporation and the amount of the corresponding debt outstanding (see "Note 5—Short-Term Debt and Credit Arrangements" and "Note 6—Long-Term Debt") at May 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$5,987,767	$5,674,804
RUS guaranteed loans qualifying as permitted investments	161,372	165,823
Total pledged collateral	$6,149,139	$5,840,627
Collateral trust bonds outstanding	5,397,711	4,679,372

1994 indenture:
Distribution system mortgage notes	$1,005,058	$1,641,858
Collateral trust bonds outstanding	860,000	1,465,000

Federal Agricultural Mortgage Corporation:
Distribution and power supply system mortgage notes	$1,907,607	$1,795,947
Notes payable outstanding	1,667,505	1,542,474

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$21,398	$23,536
Cash	520	7,634
Total pledged collateral	$21,918	$31,170
Notes payable outstanding	18,230	19,888

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter Program of the U.S. Department of Agriculture (the “Guaranteed Underwriter Program”). See "Note 5—Short-Term Debt and Credit Arrangements" and "Note 6—Long-Term Debt."

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding at May 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Federal Financing Bank:
Distribution and power supply system mortgage notes on deposit	$5,076,428	$3,903,786
Notes payable outstanding	4,299,000	3,674,000

The $4,299 million and $3,674 million, respectively, of notes payable to the Federal Financing Bank at May 31, 2014 and 2013 contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation and Moody’s Investors Service. A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from Standard & Poor’s Corporation, (ii) A3 or higher from Moody’s Investors Service or (iii) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $5,076 million at May 31, 2014, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. At May 31, 2014, our senior secured debt ratings from Standard & Poor’s Corporation and Moody’s Investors Service were A+ and A1, respectively. At May 31, 2014, both Standard & Poor’s Corporation and Moody’s Investors Service had our ratings on stable outlook.

A total of $4,299 million and $3,674 million of these notes payable to the Federal Financing Bank at May 31, 2014 and 2013, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $5,076 million at May 31, 2014, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

NOTE 4—FORECLOSED ASSETS

Assets received in satisfaction of loan receivables are initially recorded at fair value when received and are subsequently periodically evaluated for impairment. These assets are classified on the consolidated balance sheets as foreclosed assets. At May 31, 2014, all foreclosed assets were held by DRP and CAH, which are wholly-owned subsidiaries of CFC.

The activity for foreclosed assets is summarized below as of and for the year ended May 31, 2014.

	2014
(Dollars in thousands)	CAH	DRP	Total
Balance as of May 31, 2013	$248,049	$13,423	$261,472
Results of operations	(11,853)	(1,641)	(13,494)
Other comprehensive loss	(2,310)	—	(2,310)
Net cash investments (proceeds)	5,233	(5,250)	(17)
Balance as of May 31, 2014	$239,119	$6,532	$245,651

On October 6, 2010, CFC, through its wholly owned subsidiary CAH, obtained control of 100% of the equity interests of Innovative Communication Corporation's (“ICC”) USVI operating entities and on March 1, 2011, CAH obtained control of 100% of the equity interests of ICC’s British Virgin Island and St. Maarten operating entities. The transaction, completed in two phases, resulted from the transfer of ICC’s assets in bankruptcy.

The transfer of ICC’s operating entities to CAH was accounted for using the purchase method of accounting and resulted in the establishment of goodwill on the balance sheet of CAH.

The USVI, British Virgin Island and St. Maarten entities transferred to CFC include the following:

•	a regulated incumbent local exchange carrier offering local telephone and data services to business and residential customers in the USVI;

•	an Internet service provider offering broadband services to residential and business customers in the USVI;

•	a long-distance service provider offering interstate and international voice and data services for both business and residential markets in the USVI;

•	a wireless telephone service provider in the USVI; and

•	providers of cable television services in St. Thomas, St. John and St. Croix, USVI, the British Virgin Islands and St. Maarten.

As a result of our impairment assessment of our investments in foreclosed assets, we recorded an impairment charge of $1 million in the fourth quarter of fiscal year 2014, related to our investment in CAH. The impairment charge, which is included as a component of results of operations of foreclosed assets in our consolidated statements of operations, was attributable to the write-down of the value of certain trade names associated with CAH entities. Results of operations of foreclosed assets are excluded in determining our compliance with debt covenants under our existing indentures and credit facility agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2014, CAH had total assets of $295 million, which consisted primarily of property, plant and equipment and goodwill and other intangible assets. As of May 31, 2014, CAH reported total liabilities of $236 million, which included $180 million in loans and interest payable to CFC that is eliminated in consolidation.

During the year, our investment in the DRP foreclosed assets decreased primarily due to net cash proceeds received of $5 million from the sale of raw land and developed lots and bond reimbursements received.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding and the weighted-average interest rates at May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Debt Outstanding	Weighted- Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,973,557	0.14%	$2,009,884	0.16%
Commercial paper sold directly to members, at par (1)	838,074	0.13	812,141	0.16
Commercial paper sold directly to non-members, at par (1)	20,315	0.13	39,298	0.18
Select notes	548,610	0.27	358,390	0.34
Daily liquidity fund notes	486,501	0.06	680,419	0.10
Bank bid notes	20,000	0.60	150,000	0.54
Subtotal short-term debt	3,887,057	0.15	4,050,132	0.18

Long-term debt maturing within one year:
Medium-term notes sold through dealers	377,819	0.56	989,607	0.76
Medium-term notes sold to members	383,149	0.94	391,318	1.51
Secured collateral trust bonds	404,712	1.08	1,504,949	4.47
Loan and guarantees subordinated certificates	31,761	2.73	37,176	2.63
Member capital securities	58,950	7.50	—	—
Secured notes payable	237,046	2.44	742,402	2.06
Unsecured notes payable	18,900	3.53	3,899	5.15
Total long-term debt maturing within one year	1,512,337	1.44	3,669,351	2.65
Total short-term debt	$5,399,394	0.51	$7,719,483	1.35
(1) Backup liquidity is provided by our revolving credit agreements.

We issue commercial paper for periods of one to 270 days. We also issue select notes for periods ranging from 30 to 270 days, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. These notes require a larger minimum investment than our commercial paper sold to members and as a result, offer a higher interest rate than our commercial paper. We also issue daily liquidity fund notes, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. We also enter into short-term bank bid note agreements, which are unsecured obligations that do not require backup bank lines of credit for liquidity purposes. We do not pay a commitment fee for bank bid notes. The commitments are generally subject to termination at the discretion of the individual banks. We also issue medium-term notes, which represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Revolving Credit Agreements

At May 31, 2014 and 2013, we had $3,226 million and $3,100 million, respectively, of commitments under revolving credit agreements. We may request letters of credit for up to $100 million under each agreement in place at May 31, 2014, which then reduces the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements at May 31, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	2014	2013	2014	2013	Maturity	Annual Facility Fee (1)
Three-year agreement	$—	$219,000	$—	$—	March 21, 2014	15 basis points
Three-year agreement	1,036,000	916,000	—	—	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,007,500	—	—	October 28, 2017	10 basis points
Five-year agreement	1,065,609	954,012	1,891	3,488	October 28, 2018	10 basis points
Total	$3,224,109	$3,096,512	$1,891	$3,488
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

During the year ended May 31, 2014, we amended our three-year, four-year, and five-year revolving credit agreements to extend the maturity dates by one year each to October 28, 2016, 2017, and 2018, respectively. During the year ended May 31, 2014, we exercised our option to increase the commitment level for the three-year, four-year, and five-year revolving credit agreements by $120 million, $115 million and $110 million, respectively, to $1,036 million, $1,122 million, and $1,068 million, respectively.

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

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

◦	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by Standard & Poor’s Corporation or Baa1 by Moody’s Investors Service; and

◦
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by Standard & Poor’s Corporation or a financial strength rating of Aaa by Moody’s Investors Service.

•	The CAH results of operations and other comprehensive income are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-equity ratio.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31, 2014 and 2013.

		Actual
	Requirement	2014	2013
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.28	1.27
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.29
Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.79	5.85
(1) In addition to the adjustments made to the leverage ratio set forth in "Item 7. MD&A—Non-GAAP Financial Measures," senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service and Standard & Poor’s Corporation. The TIER and debt-to-equity calculations include the adjustments set forth in "Item 7. MD&A—Non-GAAP Financial Measures" and exclude the results of operations and other comprehensive income for CAH.
(2) We must meet this requirement to retire patronage capital.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2014 and 2013, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding and the weighted-average interest rates at May 31, 2014 and 2013.

	2014				2013
(Dollars in thousands)	Maturity Date (6)	Interest Rate	Debt Outstanding	Weighted-Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers (1)	2015 - 2032	0.47% - 8.00%	$1,850,640	3.11%	$1,528,424	4.79%
Medium-term notes sold to members (2)	2015 - 2032	0.69% - 8.82%	115,113	2.54	182,790	1.51
Subtotal			1,965,753	3.08	1,711,214	4.44
Unamortized discount			(418)		(627)
Total unsecured medium-term notes			1,965,335		1,710,587
Unsecured notes payable (3)	2022 - 2034	0.00% - 9.07%	4,315,167	3.16	3,709,074	2.68
Unamortized discount			(762)		(920)
Total unsecured notes payable			4,314,405		3,708,154
Total unsecured long-term debt			6,279,740	3.13	5,418,741	3.23
Secured long-term debt:
Collateral trust bonds (4)	2015 - 2032	1.10% - 10.38%	5,852,711	4.90	4,639,372	5.98
Unamortized discount			(277,209)		(181,640)
Total secured collateral trust bonds			5,575,502		4,457,732
Secured notes payable (5)	2014 - 2028	0.59% - 4.06%	1,448,689	0.96	819,960	1.69
Total secured long-term debt			7,024,191	4.12	5,277,692	5.34
Total long-term debt			$13,303,931	3.66	$10,696,433	4.29
(1) As of May 31, 2014 and 2013, medium-term notes sold through dealers exclude $378 million and $990 million, respectively, of medium-term notes sold through dealers that were reclassified as short-term debt.
(2) Medium-term notes sold to members as of May 31, 2014 and 2013 exclude $383 million and $391 million, respectively, of medium-term notes sold to members that were reclassified as short-term debt.
(3) Unsecured notes payable exclude $19 million and $4 million, respectively, of unsecured notes payable that were reclassified as short-term debt at May 31, 2014 and 2013.
(4) We are required to make mandatory sinking fund payments for these bonds on November 1 of each year through 2025 totaling $5 million to retire 95% percent of the principal amount before maturity. Collateral trust bond exclude $405 million and $1,505 million in bonds that were reclassified as short-term debt at May 31, 2014 and 2013, respectively.
(5) Secured notes payable exclude $237 million and $742 million of secured notes payable that were reclassified as short-term debt at May 31, 2014 and 2013, respectively.
(6) Maturity date is based on calendar year.

The amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2014 and thereafter is presented in the table below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2015 (1)	$170,000	2.66%
2016	1,493,761	2.28
2017	1,445,560	2.68
2018	766,347	5.17
2019	1,807,508	6.94
Thereafter	7,620,755	3.23
Total	$13,303,931	3.66
(1) The amount maturing in fiscal 2015 includes long-term debt due in one year that we had the ability and intent to refinance as of May 31, 2014. The amount maturing in fiscal 2015 does not include $1,422 million that has been presented as short-term debt in "Note 5—Short-Term Debt and Credit Arrangements" under long-term debt due in one year.

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. In June 2013, we issued $400 million of 2.35% collateral trust bonds due 2020. In November 2013, we issued $400 million of 3.40% collateral trust bonds due 2023. In January 2014, we issued $300 million of 1.10% collateral trust bonds due 2017 and $300 million of 2.15% collateral trust bonds due 2019. In May 2014, we completed an exchange of $209 million of our outstanding 8% medium-term notes, Series C, due 2032 for $218 million of 4.023% collateral trust bonds due 2032 and $91 million of cash. At May 31, 2014, $405 million in collateral trust bonds outstanding had a remaining maturity of less than one year and was classified as short-term debt.

Unsecured Notes Payable

At May 31, 2014 and 2013, we had unsecured notes payable totaling $4,299 million and $3,674 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. At May 31, 2014, $4,299 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See "Note 3—Loans and Commitments" for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the year ended May 31, 2014, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank. On November 21, 2013, we closed a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20-year maturity repayment period. At May 31, 2014, we had up to $624 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank under this program. At May 31, 2014, $15 million in debt outstanding to the Federal Financing Bank was classified as short-term debt.

Secured Notes Payable

At May 31, 2014 and 2013, secured notes payable include $1,668 million and $1,542 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, the Federal Agricultural Mortgage Corporation provides CFC with a notice that the draw period will not be extended beyond the remaining term.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement with the Federal Agricultural Mortgage Corporation is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See "Note 3—Loans and Commitments" for additional information on the collateral pledged to secure notes payable under these programs. On May 2, 2014 and May 23, 2014, we issued notes totaling $60 million and $91 million, respectively, under the agreement with the Federal Agricultural Mortgage Corporation. At May 31, 2014 and 2013, $235 million and $741 million, respectively, in debt outstanding to the Federal Agricultural Mortgage Corporation had a remaining maturity of less than one year and was classified as short-term debt.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

Subordinated deferrable debt is long-term debt that is subordinated to our outstanding debt and senior to subordinated certificates held by our members. Our 4.75% subordinated debt due 2043 was issued for a term of up to 30 years, pays interest semi-annually, may be called at par after ten years, converts to a variable rate after ten years, and allows us to defer the payment of interest for one or more consecutive interest periods not exceeding five consecutive years. To date, we have not exercised our right to defer interest payments.

At May 31, 2014 and 2013, we had $400 million of 4.75% subordinated deferrable debt outstanding due 2043. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We are an end user of derivative financial instruments and not a dealer. We utilize derivatives such as interest rate swaps and treasury rate locks for forecasted transactions to mitigate interest rate risk.

The following table shows the notional amounts outstanding and the weighted-average rate paid and received for our interest rate swaps by type at May 31, 2014 and 2013. The majority of our interest rate exchange agreements use a LIBOR index as either the pay or receive leg. The correlation between movement in LIBOR and movement in our commercial paper rates is not consistently high enough to qualify for hedge accounting.

	2014			2013
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,322,809	3.33%	0.21%	$5,287,889	3.39%	0.26%
Pay variable-receive fixed	3,124,000	0.85	3.62	3,500,440	1.12	4.62
Total interest rate swaps	$8,446,809	2.41	1.48	$8,788,329	2.49	2.00

The derivative gains (losses) line item of the consolidated statement of operations includes cash settlements and derivative forward value. Cash settlements includes periodic amounts paid and received related to our interest rate swaps, as well as amounts accrued from the prior settlement date. Derivative forward value includes changes in the fair value of derivative instruments. Gains and losses recorded on the consolidated statements of operations for our interest rate swaps are summarized below for the years ended May 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Derivative cash settlements	$(73,962)	$(56,461)	$(12,846)
Derivative forward value	39,541	141,304	(223,774)
Derivative gains (losses)	$(34,421)	$84,843	$(236,620)

Rating Triggers

Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and do not meet the definitional elements for embedded derivatives. At May 31, 2014, the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following notional amounts of derivative instruments had rating triggers based on our senior unsecured credit ratings from Moody’s Investors Service or Standard & Poor’s Corporation falling to a level specified in the applicable agreements and are grouped into the categories below. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty, as allowed by the underlying master agreements. At May 31, 2014, our senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Corporation were A2 and A, respectively. At May 31, 2014, both Moody’s Investors Service and Standard & Poor’s Corporation had our ratings on stable outlook.

(Dollars in thousands)	Notional Amount	Our Required Payment	Amount We Would Collect	Net Total
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$—	$—	$—	$—
fall below Baa1/BBB+ (1)	6,693,197	(173,269)	48,387	(124,882)
Total	$6,693,197	$(173,269)	$48,387	$(124,882)
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

In addition to the rating triggers listed above, at May 31, 2014 we had a total notional amount of $450 million of derivative instruments with one counterparty that would require the pledging of collateral totaling $10 million (the fair value of such derivative instruments excluding credit risk) if our senior unsecured ratings from Moody’s Investors Service were to fall below Baa2 or if the ratings from Standard & Poor’s Corporation were to fall below BBB. The aggregate fair value of all interest rate swaps with rating triggers that were in a net liability position at May 31, 2014, including credit risk, was $181 million.

NOTE 9—MEMBERS' SUBORDINATED CERTIFICATES

Membership Subordinated Certificates

CFC members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. Membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding at May 31, 2014 and 2013 was 62 years and 63 years, respectively. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

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

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of CFC and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of CFC that may be held by or transferred to non-members of CFC, but rank proportionally to our member subordinated certificates. Series 2008 member capital maturities mature 35 years from the date of issuance, typically

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pay interest at 7.5% and are callable at par at our option five years from the date of issuance and anytime thereafter. Series 2013 member capital securities mature 30 years from the date of issuance, typically pay interest at 5% and are callable at par at our option 10 years from the date of issuance and anytime thereafter. These securities represent voluntary investments in CFC by the members.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of our 7.5% member capital securities and offer members the option to invest in the series 2013 of member capital securities that currently have a 5% interest rate. As of May 31, 2014, $267 million of the 7.5% member capital securities were redeemed and we had call notices outstanding for another $59 million. The call dates for the $59 million will take place through August 2014. As of May 31, 2014, members have invested $147 million in the series 2013 member capital securities.

Information with respect to members’ subordinated certificates at May 31, 2014 and 2013 is as follows:

	2014		2013
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Number of subscribing members	909		908
Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,749		$628,563
Subscribed and unissued (1)	16,195		16,194
Total membership subordinated certificates	644,944	4.90%	644,757	4.90%
Loan and guarantee subordinated certificates:(2)
3% certificates maturing through 2040	110,219		110,281
3% to 12% certificates maturing through 2045	317,999		324,652
Non-interest bearing certificates maturing through 2047	238,778		257,062
Subscribed and unissued (1)	967		4,724
Total loan and guarantee subordinated certificates	667,963	3.02	696,719	2.98
Member capital securities:(3)
Securities maturing through 2048	208,610	5.73	387,750	7.49
Total members’ subordinated certificates	$1,521,517	4.19	$1,729,226	4.71
(1) The subscribed and unissued subordinated certificates represent subordinated certificates that members are required to purchase, but are not yet paid for. Upon collection of the full amount of the subordinated certificate based on various payment options, the amount of the certificate will be reclassified from subscribed and unissued to outstanding.
(2) Excludes $32 million and $37 million of loan and guarantee subordinated certificates that were reclassified as short-term debt at May 31, 2014 and 2013, respectively.
(3) Excludes $59 million of member capital securities that were reclassified as short-term debt at May 31, 2014.

The amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2014 and thereafter is presented in the table below.

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2015	$60,805	7.50%
2016	21,213	2.24
2017	14,880	4.19
2018	10,912	3.19
2019	18,869	5.54
Thereafter	1,267,348	4.47
Total(1)	$1,394,027	4.57

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Excludes loan subordinated certificates totaling $127 million. These certificates amortize annually based on the outstanding balance of the related loan and $1 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.

NOTE 10—EQUITY

District of Columbia cooperative law requires cooperatives to allocate net earnings to patrons, to a general reserve in an amount sufficient to maintain a balance of at least 50% of paid-in capital, and to a cooperative educational fund, as well as permits additional allocations to board-approved reserves. District of Columbia cooperative law also requires that a cooperative’s net earnings be allocated to all patrons in proportion to their individual patronage and each patron’s allocation be distributed to the patron unless the patron agrees that the cooperative may retain its share as additional capital.

Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to board-approved reserves. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. CFC’s bylaws require the allocation to the cooperative educational fund to be at least 0.25% of its net earnings. Funds from the cooperative educational fund are disbursed annually to statewide cooperative organizations to fund the teaching of cooperative principles and for other cooperative education programs.

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

The current policy of the CFC Board of Directors is to retire 50% of the prior year’s allocated patronage capital and hold the remaining 50% for 25 years. The retirement amount and timing remains subject to annual approval by the CFC Board of Directors.

In May 2013, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2013 net earnings to the cooperative educational fund. In July 2013, the CFC Board of Directors authorized the allocation of the fiscal year 2013 net earnings as follows: $138 million to members' capital reserve and $81 million to members in the form of patronage capital. In July 2013, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $41 million, representing 50% of the fiscal year 2013 allocation. This amount was returned to members in cash in October 2013.

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 net earnings to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized the allocation of the fiscal year 2014 net earnings as follows: $75 million to the members’ capital reserve and $79 million to members in the form of patronage. In July 2014, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $40 million, representing 50% of the fiscal year 2014 allocation. This amount will be returned to members in cash in the second quarter of fiscal year 2015. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Total equity includes noncontrolling interest, which represents 100% of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100% of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1% of net income to a cooperative educational fund.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to maintain the balance of the general reserve at 50% of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20% of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the board of directors with due regard for RTFC’s financial condition. In December 2013, the RTFC Board of Directors approved the allocation of earnings for the year ended May 31, 2013 with 99% allocated to members and 1% allocated to the Cooperative Educational Fund. A total of $2 million was allocated to members as follows: $0.4 million in cash and $1.6 million in the form of certificates to be redeemed at a later date. In January 2014, RTFC distributed the $0.4 million cash portion of the allocation to members, representing 20% of allocated net earnings for fiscal year 2013. NCSC’s bylaws require that it allocate at least 0.25% of its net earnings to a cooperative educational fund and an amount to the general reserve required to maintain the general reserve balance at 50% of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when net earnings will be retired. There is no effect on noncontrolling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board-approved reserves. There is a reduction to noncontrolling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

Equity includes the following components at May 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Membership fees	$973	$973
Education fund	1,778	1,532
Members’ capital reserve	485,447	410,259
Allocated net income	630,340	591,581
Unallocated net loss(1)	(6,238)	(6,230)
Total members’ equity	1,112,300	998,115
Prior years cumulative derivative forward value and foreign currency adjustments	(207,025)	(340,719)
Year-to-date derivative forward value income(2)	34,613	133,694
Total CFC retained equity	939,888	791,090
Accumulated other comprehensive income	3,649	8,381
Total CFC equity	943,537	799,471
Noncontrolling interest	26,837	11,790
Total equity	$970,374	$811,261
(1) Excludes derivative forward value.
(2) Represents the derivative forward value income (loss) recorded by CFC for the year-to-date period.

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the years ended May 31, 2014 and 2013.

	2014				2013
(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Unrealized Losses on Foreclosed Assets	Total	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Total
Beginning balance	$1,094	$7,287	$—	$8,381	$929	$8,270	$9,199
Change in fair value	(1,455)	—	—	(1,455)	165	—	165
Unrealized losses on foreclosed assets	—	—	(2,310)	(2,310)	—	—	—
Gains reclassified into earnings	—	(967)	—	(967)	—	(983)	(983)
Other comprehensive income	(1,455)	(967)	(2,310)	(4,732)	165	(983)	(818)
Ending balance	$(361)	$6,320	$(2,310)	$3,649	$1,094	$7,287	$8,381

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $0.9 million of the accumulated other comprehensive income is expected to be reclassified into earnings over the next 12 months.

NOTE 11—EMPLOYEE BENEFITS

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

In the Plan, a certified zone status determination is not required, and therefore not determined, under the Pension Protection Act of 2006. In total, the Plan was more than 80 percent funded at January 1, 2014 and January 1, 2013 based on the Pension Protection Act (PPA) funding target and PPA actuarial value of assets on those dates. CFC made contributions of $4 million, $17 million, and $5 million during fiscal years 2014, 2013 and 2012, respectively. The contribution made during fiscal year 2013 includes a voluntary $13 million payment made in January 2013. CFC made this payment to obtain a reduction in the base rate it will pay for the pension plan in all future periods. In each of these years, these contributions represented less than 5 percent of total contributions made to the plan by all participating employers. There are no collective bargaining agreements in place that cover CFC’s employees. At May 31, 2014, CFC’s contribution rate did not include a surcharge, there were no funding improvement plans or rehabilitation plans implemented or pending and there were no required minimum contributions.

The Economic Growth and Tax Relief Act of 2001 set a limit of $260,000 for calendar year 2014 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan, which is a component of the Retirement Security Plan administered by NRECA. Under the Plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

The Pension Restoration Plan is an unfunded, unsecured deferred compensation plan (Deferred Compensation Pension Restoration Plan). The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, six of the named executive officers have satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each of those named executive officers annually and credited back to CFC by NRECA on following pension invoices. Other employees eligible to participate in the Pension Restoration Plan have not yet satisfied the requirements for risk of forfeiture. The Deferred Compensation Pension Restoration Plan benefit shall be payable to the participant in a lump sum payment immediately upon the lapse of the substantial risk of forfeiture.

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 2 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. CFC contributed $0.5 million to the plan during fiscal years 2014, 2013 and 2012.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—GUARANTEES

We guarantee certain contractual obligations of our members so they may obtain various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member system defaults on its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation.

The following table summarizes total guarantees by type of guarantee and member class at May 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Total by type:
Long-term tax-exempt bonds	$518,360	$547,970
Letters of credit	431,064	447,683
Other guarantees	115,398	117,118
Total	$1,064,822	$1,112,771

Total by member class:
CFC:
Distribution	$165,559	$245,265
Power supply	826,231	810,900
Statewide and associate	5,397	6,948
CFC total	997,187	1,063,113
RTFC	2,304	3,711
NCSC	65,331	45,947
Total	$1,064,822	$1,112,771

We guarantee debt issued in connection with the construction or acquisition of pollution control, solid waste disposal, industrial development and electric distribution facilities, classified as long-term tax-exempt bonds in the table above. We unconditionally guarantee to the holders or to trustees for the benefit of holders of these bonds the full principal, interest and in most cases, premium, if any, on each bond when due. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. In general, the member system is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member system’s reimbursement obligation.

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. At May 31, 2014, our maximum potential exposure for the $73 million of fixed-rate tax-exempt bonds is $105 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $445 million and $473 million as of May 31, 2014 and 2013, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2023. The amounts shown in the table above represent our maximum potential exposure, of which $128 million is secured at May 31, 2014. At May 31, 2014 and 2013 the letters of credit include $125 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place at May 31, 2014, we may be required to issue up to an additional $163 million in letters of credit to third parties for the benefit of our members. As of May 31, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, at May 31, 2014 we had hybrid letter of credit facilities totaling $1,762 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in "Note 3— Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $476 million at May 31, 2014. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,286 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $116 million, all of which is unsecured.

At May 31, 2014 and 2013, we had $418 million and $410 million of guarantees, respectively, representing 39% and 37%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, at May 31, 2014, we were the liquidity provider for a total of $570 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the year ended May 31, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

At May 31, 2014 and 2013, we recorded a guarantee liability of $22 million and $25 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability at May 31, 2014 and 2013 was $2 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $20 million and $23 million at May 31, 2014 and 2013, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the years ended May 31, 2014, 2013 and 2012.

(Dollars in thousands)	2014	2013	2012
Beginning balance	$24,742	$28,663	$22,217
Net change in non-contingent liability	(2,868)	851	5,720
Provision for contingent guarantee liability	217	(4,772)	726
Ending balance	$22,091	$24,742	$28,663

Liability as a percentage of total guarantees	2.07%	2.22%	2.29%

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2014 and thereafter:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amount Maturing
2015	$353,298
2016	31,885
2017	25,624
2018	147,843
2019	28,573
Thereafter	477,599
Total	$1,064,822

NOTE 13—FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets at May 31, 2014 and 2013 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent nonperforming loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We account for derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. There is not an active secondary market for the types of interest rate swaps we use. Our process to estimate the fair value of our derivative instruments involves multiple steps including consideration of indicative quotes from counterparties and use of a discounted cash flow model. We obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and the estimated yield curve.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values for our interest rate swaps are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

Our investments in equity securities include investments in the Federal Agricultural Mortgage Corporation Class A common stock, Series A and Series B preferred stock and are recorded in the consolidated balance sheet at fair value. We calculate fair value of the investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the years ended May 31, 2014 and 2013, we recorded an unrealized loss of $1 million and unrealized gain of $0.2 million, respectively, in accumulated other comprehensive income on the consolidated balance sheet.

Deferred compensation investments are recorded in the consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds and are classified within Level 1 of the fair value hierarchy.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$—	$209,759	$—	$257,878
Derivative liabilities	—	388,208	—	475,278
Investments in common and preferred stock	55,177	—	31,632	—
Deferred compensation investments	4,156	—	3,716	—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. At May 31, 2014 and 2013, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific allowance for loan loss. To estimate the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable input used in the determination of fair value for the specific nonperforming loans is an EBITDA multiple of 3.5x. The material inputs used in estimating fair value by both internal staff and third-party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third-party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

Assets measured at fair value on a non-recurring basis at May 31, 2014 and 2013 were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. The following table provides the carrying/fair value of the related individual assets at May 31, 2014 and 2013 and the total losses for the years ended May 31, 2014 and 2013.

	Level 3 Fair Value		Total Losses
(Dollars in thousands)	2014	2013	2014	2013
Nonperforming loans, net of specific reserves	$1,669	$12,070	$—	$(1,175)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying and fair values for our financial instruments are presented as follows at May 31, 2014 and 2013.

	2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338,715	$338,715	$338,715	$—	$—
Restricted cash	520	520	520	—	—
Investments	55,177	55,177	55,177	—	—
Time deposits	550,000	550,000	—	550,000	—
Deferred compensation investments	4,156	4,156	4,156	—	—
Loans to members, net	20,420,213	21,000,687	—	—	21,000,687
Debt service reserve funds	39,353	39,353	39,353	—	—
Derivative instruments	209,759	209,759	—	209,759	—

Liabilities:
Short-term debt	5,399,394	5,403,102	2,480,166	2,576,339	346,597
Long-term debt	13,303,931	14,526,113	—	8,661,674	5,864,439
Guarantee liability	22,091	24,946	—	—	24,946
Derivative instruments	388,208	388,208	—	388,208	—
Subordinated deferrable debt	400,000	385,744	—	385,744	—
Members’ subordinated certificates	1,521,517	1,521,517	—	—	1,521,517

Off-balance sheet instruments:
Commitments	—	—	—	—	—

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,062	$177,062	$177,062	$—	$—
Restricted cash	7,696	7,696	7,696	—	—
Investments	31,632	31,632	31,632	—	—
Time deposits	700,000	700,000	—	700,000	—
Deferred compensation investments	3,716	3,716	3,716	—	—
Loans to members, net	20,251,549	21,318,406	—	—	21,318,406
Debt service reserve funds	39,803	39,803	39,803	—	—
Derivative instruments	257,878	257,878	—	257,878	—

Liabilities:
Short-term debt	7,719,483	7,751,021	2,840,419	4,121,545	789,057
Long-term debt	10,696,433	12,156,097	—	7,410,213	4,745,884
Guarantee liability	24,742	27,730	—	—	27,730
Derivative instruments	475,278	475,278	—	475,278	—
Subordinated deferrable debt	400,000	404,300	—	404,300	—
Members’ subordinated certificates	1,729,226	1,880,672	—	—	1,880,672

Off-balance sheet instruments:
Commitments	—	—	—	—	—

See "Note 13—Fair Value Measurement" for more details on assets and liabilities measured at fair value on a recurring or non-recurring basis on our consolidated balance sheets. We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the years ended May 31, 2014 and 2013.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts at May 31, 2014 and 2013.

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

Investments
Our investments include investments in the Federal Agricultural Mortgage Corporation Class A common stock and Series A and Series B preferred stock. The Class A common stock and Series A and Series B preferred stock are classified as available-for-sale securities and recorded in the consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time Deposits
Time deposits with financial institutions in interest-bearing accounts have maturities of less than one year as of the reporting date and are valued at the carrying value, which approximates fair value.

Deferred Compensation Investments
CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are recorded in the consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds.

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

Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See "Note 13—Fair Value Measurement" for more details about how we calculate the fair value of certain nonperforming loans.

The carrying value of our variable-rate loans adjusted for credit risk approximates fair value since variable-rate loans are eligible to be reset at least monthly.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments are comprised of actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value.

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund notes and long-term debt due within one year. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes and daily liquidity fund notes. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes and is determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Short-term debt classified within Level 2 also includes our collateral trust bonds and medium-term notes maturing within one year and is determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third-party pricing services such as our banks that underwrite our other debt transactions.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term debt classified within Level 3 of the fair value hierarchy includes our notes payable, members’ subordinated certificates and members’ capital securities due within one year. The fair value of short-term debt classified within Level 3 of the fair value hierarchy is determined based on discounted cash flows using benchmark yields and spreads for similar instruments supplied by underwriter quotes for similar instruments, if available. Secondary trading quotes for our debt instruments used in the determination of fair value incorporate our credit risk.

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

Members’ Subordinated Certificates
Members’ subordinated certificates include (i) membership subordinated certificates issued to our members, (ii) loan and guarantee subordinated certificates issued as a condition of obtaining loan funds or guarantees and (iii) member capital securities issued as voluntary investments by our members. All members' subordinated certificates are non-transferable other than among members with CFC’s consent and there is no ready market from which to obtain fair value quotes. These certificates are valued at par.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—SEGMENT INFORMATION

Our consolidated financial statements include the financial results of CFC, entities controlled by CFC (which were created to hold foreclosed assets and facilitate loan securitization transactions), RTFC and NCSC. Separate financial statements are produced for CFC, RTFC and NCSC and are the primary reports that management reviews in evaluating performance. The separate financial statements for CFC represent the consolidation of the financial results for CFC and the entities controlled by CFC. For more detail on the requirement to consolidate the financial results of RTFC and NCSC see "Note 1—General Information and Accounting Policies."

The consolidated CFC financial statements include three operating segments: CFC, RTFC and NCSC. At May 31, 2014, the RTFC and NCSC operating segments are not required to be separately reported as the financial results of RTFC and NCSC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting. As a result, we have elected to aggregate the RTFC and NCSC financial results into a combined “Other” segment.

CFC is the sole source of funding to RTFC. CFC is the primary source of funding to NCSC. Pursuant to a guarantee agreement, CFC has agreed to indemnify RTFC and NCSC for loan losses. The loan loss allowance at RTFC and NCSC is offset by a guarantee receivable from CFC.

The following tables contain the segment presentation for the consolidated statements of operations for the years ended May 31, 2014, 2013 and 2012, and consolidated balance sheets at May 31, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended May 31, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$942,611	$50,856	$(35,927)	$957,540
Interest expense	(653,189)	(37,393)	35,927	(654,655)
Net interest income	289,422	13,463	—	302,885
Provision for loan losses	(3,498)	—	—	(3,498)
Net interest income after provision for loan losses	285,924	13,463	—	299,387
Non-interest income:
Fee and other income	17,255	1,433	(926)	17,762
Derivative losses	(33,325)	(1,096)	—	(34,421)
Results of operations from foreclosed assets	(13,494)	—	—	(13,494)
Total non-interest income	(29,564)	337	(926)	(30,153)
Non-interest expense:
General and administrative expenses	(64,555)	(8,937)	926	(72,566)
Provision for guarantee liability	(217)	—	—	(217)
Loss on early extinguishment of debt	(1,452)	—	—	(1,452)
Other	(69)	—	—	(69)
Total non-interest expense	(66,293)	(8,937)	926	(74,304)
Income prior to income taxes	190,067	4,863	—	194,930
Income tax expense	—	(2,004)	—	(2,004)
Net income	$190,067	$2,859	$—	$192,926

Assets:
Total loans outstanding	$20,433,069	$1,277,495	$(1,243,639)	$20,466,925
Deferred origination costs	9,717	—	—	9,717
Less: Allowance for loan losses	(56,429)	—	—	(56,429)
Loans to members, net	20,386,357	1,277,495	(1,243,639)	20,420,213
Other assets	1,792,703	136,339	(116,512)	1,812,530
Total assets	$22,179,060	$1,413,834	$(1,360,151)	$22,232,743

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended May 31, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$939,780	$55,987	$(40,014)	$955,753
Interest expense	(690,355)	(41,684)	40,014	(692,025)
Net interest income	249,425	14,303	—	263,728
Provision for loan losses	70,091	—	—	70,091
Net interest income after provision for loan losses	319,516	14,303	—	333,819
Non-interest income:
Fee and other income	37,740	1,347	(906)	38,181
Derivative gains	83,604	1,263	(24)	84,843
Results of operations from foreclosed assets	(897)	—	—	(897)
Total non-interest income	120,447	2,610	(930)	122,127
Non-interest expense:
General and administrative expenses	(75,252)	(9,836)	906	(84,182)
Provision for guarantee liability	4,772	—	—	4,772
Loss on early extinguishment of debt	(10,636)	—	—	(10,636)
Other	(5,088)	—	24	(5,064)
Total non-interest expense	(86,204)	(9,836)	930	(95,110)
Income prior to income taxes	353,759	7,077	—	360,836
Income tax expense	—	(2,749)	—	(2,749)
Net income	$353,759	$4,328	$—	$358,087

Assets:
Total loans outstanding	$20,261,437	$1,276,500	$(1,241,620)	$20,296,317
Deferred origination costs	9,557	—	—	9,557
Less: Allowance for loan losses	(54,325)	—	—	(54,325)
Loans to members, net	20,216,669	1,276,500	(1,241,620)	20,251,549
Other assets	1,799,348	141,174	(120,420)	1,820,102
Total assets	$22,016,017	$1,417,674	$(1,362,040)	$22,071,651

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended May 31, 2012
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$943,450	$66,216	$(48,705)	$960,961
Interest expense	(760,155)	(50,331)	48,708	(761,778)
Net interest income	183,295	15,885	3	199,183
Provision for loan losses	18,108	—	—	18,108
Net interest income after provision for loan losses	201,403	15,885	3	217,291
Non-interest income:
Fee and other income	17,926	1,099	(1,276)	17,749
Derivative losses	(222,437)	(14,189)	6	(236,620)
Results of operations from foreclosed assets	(67,497)	—	—	(67,497)
Total non-interest income	(272,008)	(13,090)	(1,270)	(286,368)
Non-interest expense:
General and administrative expenses	(57,132)	(8,988)	783	(65,337)
Provision for guarantee liability	(726)	—	—	(726)
Loss on early extinguishment of debt	(15,525)	—	—	(15,525)
Other	(739)	(484)	484	(739)
Total non-interest expense	(74,122)	(9,472)	1,267	(82,327)
Loss prior to income taxes	(144,727)	(6,677)	—	(151,404)
Income tax benefit	—	2,607	—	2,607
Net loss	$(144,727)	$(4,070)	$—	$(148,797)

NOTE 16—DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, were effective for us beginning in the first quarter of fiscal year 2014. This guidance was adopted and applied retrospectively, requiring disclosures as of May 31, 2013.

As noted previously, our master interest rate swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties to the transaction. The fair value of our derivative assets and liabilities are presented on the accompanying consolidated balance sheets, and notwithstanding netting provisions, we do not offset the derivative assets and liabilities by counterparty.

The fair values of derivative asset and derivative liability positions available for offset under master netting agreements, but not offset in the balance sheet presentation, were $170 million and $203 million as of May 31, 2014 and 2013, respectively. The net fair value amount not available for offset would equal the difference between the gross fair value of the derivative assets or derivative liabilities presented on the balance sheets and the aforementioned amounts available for offset. No cash or other collateral amounts were pledged as of May 31, 2014 or 2013.

We do not have any other derivative positions, repurchase or reverse repurchase agreements or securities borrowing or lending transactions that include offsetting provisions requiring disclosure.

SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2014 and 2013 are as follows:

	Fiscal Year 2014 Quarters Ended
(Dollars in thousands)	August 31	November 30	February 28	May 31	Total Year
Interest income	$241,071	$239,254	$238,732	$238,483	$957,540
Interest expense	(167,585)	(165,345)	(163,534)	(158,191)	(654,655)
Net interest income	73,486	73,909	75,198	80,292	302,885
Provision for loan losses	(1,278)	(1,096)	(787)	(337)	(3,498)
Net interest income after provision for loan losses	72,208	72,813	74,411	79,955	299,387
Non-interest income:
Derivative gains (losses)	106,384	(30,780)	(31,623)	(78,402)	(34,421)
Other non-interest income	107	1,856	4,538	(2,233)	4,268
Total non-interest income	106,491	(28,924)	(27,085)	(80,635)	(30,153)
Non-interest expense	(18,732)	(18,796)	(18,542)	(18,234)	(74,304)
Income prior to income taxes	159,967	25,093	28,784	(18,914)	194,930
Income tax (expense) benefit	(1,701)	(101)	(243)	41	(2,004)
Net income	158,266	24,992	28,541	(18,873)	192,926
Less: Net income attributable to noncontrolling interest	(2,718)	(67)	(239)	165	(2,859)
Net income attributable to CFC	$155,548	$24,925	$28,302	$(18,708)	$190,067

	Fiscal Year 2013 Quarters Ended
(Dollars in thousands)	August 31	November 30	February 29	May 31	Total Year
Interest income	$240,085	$241,630	$234,021	$240,017	$955,753
Interest expense	(176,596)	(174,301)	(171,899)	(169,229)	(692,025)
Net interest income	63,489	67,329	62,122	70,788	263,728
Provision for loan losses	(9,122)	3,817	378	75,018	70,091
Net interest income after provision for loan losses	54,367	71,146	62,500	145,806	333,819
Non-interest income:
Derivative (losses) gains	(24,592)	(3,766)	46,626	66,575	84,843
Other non-interest income	193	16,898	12,815	7,378	37,284
Total non-interest income	(24,399)	13,132	59,441	73,953	122,127
Non-interest expense	(17,324)	(23,743)	(30,787)	(23,256)	(95,110)
Income prior to income taxes	12,644	60,535	91,154	196,503	360,836
Income tax benefit (expense)	2	(454)	(1,067)	(1,230)	(2,749)
Net income	12,646	60,081	90,087	195,273	358,087
Less: Net income attributable to noncontrolling interest	(5)	(699)	(1,664)	(1,960)	(4,328)
Net income attributable to CFC	$12,641	$59,382	$88,423	$193,313	$353,759

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2014.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ J. ANDREW DON
	Sheldon C. Petersen Chief Executive Officer		J. Andrew Don Senior Vice President and Chief Financial Officer
	August 28, 2014		August 28, 2014

By:	/s/ ROBERT E. GEIER
Robert E. Geier Vice President and Controller
August 28, 2014

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director since	Date present term expires
Joel Cunningham (President of CFC)	60	2009	2015
Ray Beavers (Vice President of CFC)	59	2010	2016
R. Grant Clawson (Secretary-Treasurer of CFC)	65	2011	2017
Patrick L. Bridges	55	2013	2016
Fred Brog	69	2009	2015
Mike Campbell	66	2012	2015
Mel Coleman	60	2013	2015
Walter K. Crook	74	2009	2016
Kent D. Farmer	56	2014	2017
Roman E. Gillen	52	2013	2016
Christopher L. Hamon	51	2009	2015
Scott W. Handy	56	2009	2015
Thomas L. Hayes	58	2014	2017
Robert M. Hill	66	2013	2016
Lyle Korver	58	2010	2016
R. W. Matheny	61	2014	2017
Glenn W. Miller	50	2009	2015
Curtis Nolan	56	2011	2015
Harry N. Park	79	2013	2016
Curtin R. Rakestraw II	61	2013	2016
Randy D. Renth	50	2009	2015
Kirk A. Thompson	51	2011	2017
Stephen C. Vail	55	2014	2017

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

(b) Executive Officers
Title	Name	Age	Held present office since
President and Director	Joel Cunningham	60	2014
Vice President and Director	Ray Beavers	59	2014
Secretary-Treasurer and Director	R. Grant Clawson	65	2014
Chief Executive Officer	Sheldon C. Petersen	61	1995
Executive Vice President and Chief Operating Officer	John T. Evans	64	2011
Senior Vice President and Chief Lending Officer	John J. List	67	2014
Senior Vice President and Chief Financial Officer	J. Andrew Don	54	2014
Senior Vice President, Special Asset Management	Steven L. Lilly	64	2014
Senior Vice President, Credit Risk Management	John M. Borak	69	2002
Senior Vice President, Member Services	Joel Allen	48	2014
Senior Vice President and General Counsel	Roberta B. Aronson	56	2014
Senior Vice President, Corporate Relations	Brad L. Captain	44	2014
Senior Vice President, Corporate Services	Graceann D. Clendenen	56	2014
Senior Vice President, Strategic Business Development and Support	Steven M. Kettler	55	2014
Senior Vice President, Member Services	Robin C. Reed	51	2014

The President, Vice President and Secretary-Treasurer are elected annually by the board of directors at its first organizational meeting immediately following CFC’s annual membership meeting, each to serve a term of one year; the Chief Executive Officer serves at the pleasure of the board of directors; and the other Executive Officers serve at the pleasure of the Chief Executive Officer.

(c) Identification of Certain Significant Employees

Inapplicable.

(d) Family Relationships

No family relationship exists between any director or executive officer and any other director or executive officer of the registrant.

(e) (1) and (2) Business Experience and Directorships

Mr. Cunningham has been a director of Twin County Electric Power Association in Hollandale, Mississippi, since 2004. He is a partner of Cunningham CPAs, PLLC and has been a self-employed certified public accountant (“CPA”) since 1981. Mr. Cunningham is a member of the Mississippi Society of CPAs and the American Institute of CPAs. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Twin County Electric Power Association, Mr. Cunningham has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Cunningham has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Cunningham’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Beavers has been the general manager and CEO of United Electric Cooperative Services in Cleburne, Texas, since 1999. Mr. Beavers served as the board chairman of Texas Electric Cooperatives from 2008 to 2009 and as an alternate director of Brazos Electric Power Cooperative since 1999. Mr. Beavers was the chairman of the Rural Electric Management Development Council and former general manager and CEO of Southwest Rural Electric Association. In addition, he was the assistant to the general manager of Oklahoma Association of Electric Cooperatives and a member services coordinator of Cotton Electric Cooperative. As general manager and CEO of United Electric Cooperative Services, Mr. Beavers has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Beavers has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Clawson has been a trustee of Continental Divide Electric Cooperative in Grants, New Mexico, since 1989, and has served on the contract committee of the Tri-State Generation and Transmission Cooperative for the past three years. Mr. Clawson is a farmer, rancher and school administrator and has been the owner of a custom saddle business since 1974. As a trustee of Continental Divide Electric Cooperative, Mr. Clawson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Clawson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bridges has been the CFO of Tri-State G&T Association in Westminster, Colorado, since 2008. He served as the vice president and treasurer of Texas-New Mexico Power Company from 2000 to 2003. Mr. Bridges has more than 30 years of experience working in the electric power industry and 20 years of experience working for companies registered with the U.S. Securities and Exchange Commission. Mr. Bridges chaired the Finance Subcommittee of the G&T Managers’ Technical Advisory Council from 2009 to 2012, currently serves as vice-president of the G&T Accounting and Finance Committee, and is a board member of the Colorado Council for Economic Education. Mr. Bridges is a CPA and chartered financial analyst. As the CFO of Tri-State G&T Association, Mr. Bridges has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bridges has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Bridges’ experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Brog has been a director of Lower Valley Energy in Afton, Wyoming, since 1988. He has been a rancher and farmer in Freedom, Wyoming, since 1970. Mr. Brog served as secretary-treasurer of NCSC and serves as a board member of Snake River Power Association. He was past president of Idaho Consumer-Owned Utilities Association and a former director of Wyoming Rural Electric Association. In addition, Mr. Brog serves as president of Star Valley Cooperative Milk Marketing Association and adviser to the State of Wyoming Economic Development Committee. As a director of Lower Valley Energy, Mr. Brog has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Brog has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Brog's experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Campbell has been the executive vice president and general manager of Central Florida Electric Cooperative, Inc. in Chiefland, Florida, since 2005. He served as the vice president of engineering and operations of Coastal Electric Cooperative in Midway, Georgia, from 1998 to 2005 and the engineering manager of Colquitt Electric Membership Corporation in Moultrie, Georgia, from 1991 to 1998. He is serving as a trustee on the executive committee of Seminole Electric Cooperative, and as a director and secretary-treasurer of the Florida Rural Electric Self Insurer’s Fund and Florida Rural Electric Credit Union. As a general manager of Central Florida Electric Cooperative, Mr. Campbell has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Campbell has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Coleman has been the CEO of North Arkansas Electric Cooperative in Salem, Arkansas, since 2001. He serves as vice president of NRECA and has been a director since 2004. In addition, Mr. Coleman is a director of Arkansas Electric Cooperative Corporation and of the Arkansas Electric Cooperatives. Before becoming CEO, he was assistant general manager from 1999 to 2001, and manager of member services from 1988 to 1999 for North Arkansas Electric Cooperative. Mr. Coleman is a member of the Development Council of Arkansas State University in Mountain Home, Arkansas. As the CEO of North Arkansas Electric Cooperative, Mr. Coleman has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Coleman has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Coleman’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Crook has been a director of Butler Public Power District in David City, Nebraska, since 1991. Mr. Crook served as the CEO of Polk & Butler Mutual Insurance Company since 1992 and is part owner of a farming operation. He also has served as the state director of the Nebraska Rural Electric Association from 1997 to 1998 and from 2008 to present. Mr. Crook is a director of Nebraska Farmers Mutual Reinsurance Company, an executive board member of the State Association of Mutual Insurance Companies of Nebraska and board chairman of Nebraska Rural TV Inc. He also holds the Credentialed Cooperative Director Certificate issued by NRECA. As a director of Butler Public Power District, Mr. Crook has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Crook has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director and member on the CFC board. Mr. Crook’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Farmer has been the president and CEO of Rappahannock Electric Cooperative in Fredericksburg, Virginia, since 2004 and has been employed there in various roles, including chief operating officer and chief financial officer, since 1979. Mr. Farmer has been the treasurer/secretary of the Old Dominion Electric Cooperative Board of Directors since July 2013 and on the University of Mary Washington Business Advisory Board since 2013. He is a board member of the Virginia, Maryland and Delaware Association of Electric cooperatives. As the president and CEO of Rappahannock Electric Cooperative, Mr. Farmer has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Farmer has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Farmer’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Gillen has been the president and CEO of Consumers Power, Inc. in Philomath, Oregon, since 2006. He served as director of information systems from 1986 to 2003 and assistant manager from 2004 to 2005. His career began with Douglas Electric Cooperative in Roseburg, Oregon, where he was an accounting and data processing manager, and then worked for Truckee-Donner Public Utility District in Truckee, California. Mr. Gillen served as chairman of Power Resources Cooperative from 2008 to 2010, secretary of Casco Communications, Inc. from 2006 to present, and president of the Oregon Rural Electric Cooperative Association from 2011 to 2012. He also is vice-chairman of PNGC Power. As the president and CEO of Consumers Power, Inc., Mr. Gillen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Gillen has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Hamon has been the CEO of White River Valley Electric Cooperative, Inc. in Branson, Missouri, since 1999. He currently serves as director and served as past president of Sho-Me Power Electric Cooperative and alternate director of KAMO Power. Mr. Hamon serves on the Executive Board, as president of the Alternative Fuel Taskforce and on multiple committees for the Association of Missouri Electric Cooperatives and was past president of the Cooperative Managers Group. In addition, he was the former Operations and Engineering manager for White River Valley Electric Cooperative. Mr. Hamon is a member of the Energy Efficiency/Demand Side Management Team for Associated Electric Cooperative, Inc., the Institute of Electrical & Electronic Engineers and the Missouri Society of Professional Engineers. As CEO of White River Valley Electric Cooperative, Mr. Hamon has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hamon has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Handy has been the president and CEO of Cass County Electric Cooperative, Inc. in Fargo, North Dakota, since February 2002 and has been employed there in various capacities since October 1982. He has previously served as chairman for the Rural Electric Management Development Council, Minnkota Power Cooperative Manager’s Advisory Committee and the North Dakota Association of Rural Electric Cooperatives Manager’s Advisory Committee. In addition, he is a former board chairman for Greater Fargo-Moorhead Economic Development Corporation’s Growth Initiative Fund, a public/private loan pool that lends money for business expansion, chairman of the North Dakota State University Alumni Association, and board member of the North Dakota State University Quentin N. Burdick Center for Cooperatives. As president and CEO of Cass County Electric Cooperative, Mr. Handy has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Handy has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Hayes has been the vice president of Brown County Rural Electrical Association in Sleepy Eye, Minnesota, since March 2014. He served as the president of Brown County Rural Electrical Association from 2004 to 2014. He has been a self-employed farmer since 1973. Mr. Hayes is a director and utility committee chair of Cooperative Network. He has held the NRECA Credentialed Cooperative Director Certificate since 2004. As the president of Brown County Rural Electrical Association, Mr. Hayes has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayes has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Hill has been the board chairman of First Electric Cooperative Corporation in Jacksonville, Arkansas, since 2009 and a director since 1983. He also serves as a director and audit committee member of the Arkansas Electric Cooperative Corporation. Mr. Hill is a former member of the Arkansas State Banking Board and is the former owner of a bank and an accounting firm. He is currently the owner and chair of Hill Investments, LLC, and is a former CPA. As the chair of First Electric Cooperative Corporation, Mr. Hill has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hill has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Hill’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Korver has been the general manager and CEO of North West Rural Electric Cooperative in Orange City, Iowa, since 1993. In addition, he was the secretary-treasurer and past chairman of the Resolutions Committee of Mid-West Electric Consumers Association. Mr. Korver was the general manager of Sioux Electric Cooperative Association from 1984 to 1993 and the shared general manager of Sioux Electric Cooperative Association and O’Brien County Rural Electric Cooperative from 1989 to 1993. Mr. Korver was the manager’s representative to the board of the Iowa Association of Electric Cooperatives from 2005 to 2006. He also was a member of the NRECA Marketing and Energy Services Committee. He is an ACRE President’s Club member. Mr. Korver has been the president of Orange City Development Corporation since 2007. As general manager and CEO of North West Rural Electric Cooperative, Mr. Korver has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Korver has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Matheny has been president/CEO of Sequachee Valley Electric Cooperative in South Pittsburg, Tennessee, since 1998. He served as CEO and general manager of Tri-County Electric Cooperative in Michigan from 1983 to 1998 and manager, Conservation and Marketing, for Lee County Electric Cooperative in Florida from 1980 to 1983. Mr. Matheny served as a director on the National Rural Telecommunications Cooperative (“NRTC”) from 1990 to 1999 and from 2010 to 2013 and served as its Chairman from 1996 to 1998. He served on the Cooperative Response Center board from 1999 to 2011 and was Chairman from 2006 to 2011. He has been serving on the board of the Southeastern Data Cooperative since 2004 and presently holds the office of Board Chairman. As the president and CEO of Sequachee Valley Electric Cooperative, Mr. Matheny has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Matheny has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Miller has been the president and CEO of Holmes-Wayne Electric Cooperative, Inc. in Millersburg, Ohio since 2004. He currently serves on the board of Buckeye Power, Inc. including on the Executive, Audit and Rate committees. Mr. Miller is currently serving on the board of Wayne Savings Community Bank located in Wooster, Ohio, where he also serves as chairman of the Compensation Committee and as a member of the Loan and Audit committees. Mr. Miller is a CPA and owner of Glenn W. Miller, CPA. In addition, he is a board member and treasurer of Holmes County Economic Development Council, Inc. and board member of Holmes-Wayne Electric Foundation, Inc. Mr. Miller is vice president of The Pines Golf Club in Orrville, Ohio. As president and CEO of Holmes-Wayne Electric Cooperative, Mr. Miller has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Miller has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Miller’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Nolan has been a director of Sulphur Springs Valley Electric Cooperative in Willcox, Arizona, since 1993 and a director of NRECA, since 2002. Mr. Nolan has also been serving as president of NRECA since March 2013. Mr. Nolan previously served as president and secretary of the Sulphur Springs Valley Electric Cooperative and as the secretary-treasurer and vice president of NRECA. He is a former director and a chairman of Southwest Transmission Cooperative and a former director, treasurer and secretary for Grand Canyon State Electric Cooperative Association. Mr. Nolan has been the owner of Nolan Builders since 2005. Mr. Nolan also holds the Credentialed Cooperative Director Certificate and the Board Leadership Certificate issued by NRECA. As a director of Sulphur Springs Valley Electric Cooperative, Mr. Nolan has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Nolan has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Nolan’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Park has been a director of Southern Rivers Energy in Barnesville, Georgia, since 1997. He also is a director of Georgia System Operations Corporation. Mr. Park has served as the president, CEO and director of several banks. As the director of Southern Rivers Energy, Mr. Park has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Park has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Rakestraw has been a director of Sullivan County Rural Electric Cooperative in Forksville, Pennsylvania, since 1986. He also is a director of Allegheny Electric Cooperative and director of Continental Cooperative Services. Mr. Rakestraw served as the director and president of the Pennsylvania Corn Growers Association from 1985 to 1997 and as a founding director of Lycoming Farmland Preservation. He is the owner of Rakestraw Farms and Promised Land Busing. As a director of Sullivan

County Rural Electric Cooperative, Mr. Rakestraw has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rakestraw has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Rakestraw’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Renth has been a director of Clinton County Electric Cooperative in Breese, Illinois, since 1997. He is a CPA and a Chartered Global Management Accountant and has been at Rickhoff & Associates LTD of O’Fallon, Illinois from 2011 to current and from 2007 to 2009. Mr. Renth was at Rehkemper & Son, Inc. of St. Rose, Illinois from 2009 to 2011. Mr. Renth was the controller of Auffenberg Auto Group in St. Louis, Missouri, from 2006 to 2007. Also in 2006, he served as the plant controller for Cenveo, Inc. in St. Louis, Missouri. Mr. Renth served as the chief financial officer of Archway International Trucks/Gateway City International in St. Louis, Missouri, from 1997 to 2006. In addition, he is a member of the American Institute of CPAs and the Illinois Society of CPAs. He also holds the Credentialed Cooperative Director Certificate and the Board Leadership Certificate issued by NRECA. Mr. Renth is owner and operator of RDR Acres Inc., a family farm corporation. As a director of Clinton County Electric Cooperative, Mr. Renth has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Renth has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Renth’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Thompson has been the general manager of CMS Electric Cooperative, Inc., in Meade, Kansas since 1991. Mr. Thompson has served as board president of Kansas Electric Power Cooperative and board president of High Plains Energy LLC. Mr. Thompson is also the board president of Southwest Kansas Area Cooperative District 613. As general manager of CMS Electric Cooperative, Mr. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Thompson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Vail had been the board chairman of NineStar Connect in Greenfield, Indiana since 2012. He also serves as a board member of the Indiana Statewide Association of Rural Electric Cooperatives and has been the owner of ETL Group since 2011. Mr. Vail has held various positions at the Hancock Regional Hospital and he was the senior special accounts loan officer at Farm Credit Services. He is a member of Hancock Redevelopment Commission and a board member of Hancock Community Education Alliance. As the board chairman of NineStar Connect, Mr. Vail has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Vail has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

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

Mr. Evans joined CFC as Senior Vice President of Operations in November 1997. On June 1, 2010, Mr. Evans became Executive Vice President and Chief Operating Officer. He was Senior Vice President and Chief Operating Officer of Suburban Hospital Healthcare System, Bethesda, Maryland, from 1994 to 1997. He was Senior Vice President and Chief Operating Officer for Geisinger Medical Center, Danville, Pennsylvania, from 1991 to 1994.

Mr. List joined CFC as a staff attorney in February 1972. He served as Corporate Counsel from June 1980 to 1991. He became Senior Vice President and General Counsel on June 1, 1992, and became Senior Vice President, Member Services and General Counsel on February 1, 1997. Effective July 1, 2013, Mr. List became Senior Vice President of Member Services and effective April 16, 2014, Mr. List became Senior Vice President and Chief Lending Officer.

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

Mr. Borak joined CFC in June 2002 as Senior Vice President, Credit Risk Management. Previously, he was with Fleet National Bank, Boston, Massachusetts, from 1992 to 2001 where he was a senior credit officer with risk management and loan approval responsibility for several industry banking portfolios including investor-owned utilities. Prior assignments at Fleet in Hartford, Connecticut, included Manager of Credit Review and Manager of Loan Workout.

Mr. Allen joined CFC in 1990. Throughout his career with CFC, Mr. Allen has held various positions. He served as a Director, Portfolio Management through 2010 and a Vice President, Portfolio Management from 2010 until April 2014. Effective April 16, 2014, Mr. Allen became Senior Vice President, Member Services.

Ms. Aronson joined CFC in 1995. She served as Vice President and Deputy General Counsel until June 2014. Effective July 1, 2014, Ms. Aronson became Senior Vice President and General Counsel. Prior to joining CFC, Ms. Aronson was a partner at the law firm of Thompson Hine LLP.

Mr. Captain joined CFC in 1999. He served as Vice President, Government Relations until 2010 when he became Vice President, Corporate Communications. In January 2014, Mr. Captain became Vice President, Corporate Relations. Effective April 16, 2014, Mr. Captain became Senior Vice President, Corporate Relations. Prior to joining CFC, he worked as a Special Assistant to the Undersecretary of Rural Development at the United States Department of Agriculture.

Ms. Clendenen joined CFC in 1982. Throughout her career with CFC, Ms. Clendenen has held various positions. She served as Vice President, Human Resources until February 2012. In February 2012, she became Vice President, Human Resources & Corporate Services until April 2014. Effective April 16, 2014, Ms. Clendenen became Senior Vice President, Corporate Services.

Mr. Kettler joined CFC as a regional vice president in 2001. In 2010, he became Vice President, Portfolio Management Effective April 16, 2014, Mr. Kettler became Senior Vice President, Strategic Business Development and Support.

Ms. Reed joined CFC in 1987. She served as a vice president, Portfolio Management from 2002 until 2014. Effective April 16, 2014, Ms. Reed became Senior Vice President, Member Services.

(f) Involvement in Certain Legal Proceedings

None to our knowledge.

(g) Promoters and Control Persons

Inapplicable.

(h) Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

(i) Nominating Committee

Our board of directors does not have a standing nominating committee. As described above under “Part III. Item 10(a) Directors,” 20 of our directors are each elected by members in the district for which the director serves. To nominate director candidates, at the district meeting before the meeting at which candidates are to be elected from such district, a nominating committee is elected composed of one person from each state within the district. Each member of the nominating committee must be a trustee, director or manager of one of our members. Each district nominating committee then submits names of two or more nominees for each position in the district for which an election is to be held. We provide members of the nominating committee with director guidelines to use as an aide in reviewing applications from potential candidates. One or more candidates for the at-large director who satisfies the requirements of an Audit Committee financial expert are nominated by our board of directors if the board determines that it is appropriate to fill the seat. Our board of directors believes that it is appropriate for the full board of directors to nominate this director because of the position’s specific qualification requirements and the lack of any local district qualification requirement.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Miller (Chairperson), Mr. Hill (Vice Chairperson), Mr. Bridges (Vice Chairperson), Mr. Cunningham (Ex Officio), Mr. Renth, Mr. Brog, Mr. Thompson, Mr. Rakestraw, Mr. Crook, Mr. Coleman, Mr. Nolan and Mr. Farmer. Mr. Bridges was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our Web site, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2014. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2014 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Cunningham, Mr. Beavers, Mr. Miller, Mr. Clawson, Mr. Korver, Mr. Thompson and Mr. Campbell. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the "Summary Compensation Table" below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2014, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the "Compensation Discussion and Analysis" section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, actual and target, annual incentives, actual and target total cash compensation, one year and three year average long-term incentives and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation, it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC.

In fiscal year 2014, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest.

Role of Executive Officers

As described above, the Compensation Committee has delegated the authority for making base pay decisions for the other named executive officers to the CEO. The CEO exercises his judgment to set base pay rates, based on general market data, overall corporate performance and leadership accomplishments. For additional information about the CEO’s role in compensation decisions, see “Base Pay” under the "Compensation Discussion and Analysis" section below.

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

Board Role in Risk Oversight

CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the board of directors is primarily responsible for the oversight and direction of risk management. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the board. Management within the operating groups is responsible for managing and monitoring risks along with the Asset Liability Committee, Corporate Credit Committee and Disclosure Committee, which have their members appointed by the CEO. Each of these internal committees consist of certain management-level employees.

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

CFC has an annual strategic planning process that involves the board of directors and executive management. The fiscal year 2014 strategic planning process included a facilitated Strengths, Weaknesses, Opportunities and Threats (“SWOT”) analysis with Board members. The objectives of the SWOT analysis were to identify gaps between the organization’s current state and where the Board envisions CFC in the future and to identify critical business risks. The SWOT analysis sessions were also conducted with employees. The combined results from the SWOT analyses were analyzed by executive management to match CFC’s resources and capabilities to the current business environment. The results of the board’s strategic risk assessment and management’s operational risk assessment are used as the basis for the development of the strategic plan.

The board of directors has developed a risk management philosophy, which is reviewed and, if appropriate, updated annually. It states CFC’s set of shared beliefs and attitudes on how risk is considered from strategy development and implementation to our operations.

The board of directors has established a risk appetite that includes a common understanding between executive management and the board of directors regarding acceptable risks and risk tolerances underlying the execution of CFC’s strategy. It is also intended as a benchmark for discussing the implications of pursuing new strategies and business opportunities.

Additionally, CFC periodically conducts a risk culture survey to assess the strengths and weaknesses of our corporate culture in the following areas: risk management activities, management’s philosophy and operating style, organizational structure, integrity and ethical values. Executive management analyzes the survey results and develops action items that are focused on improving the internal control environment, as necessary.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Don, Evans, Lilly, Zawalick, List, Larochelle and Ms. Aronson) are consistent with those offered to all employees.

Our executive compensation program provides a balanced mix of compensation that incorporates the following key components:

•	annual base pay,

•	an annual cash incentive that is based on the achievement of short-term (one-year) corporate goals,

•	a three-year cash incentive that is based on the achievement of long-term corporate goals and

•	retirement, health and welfare, and other benefit programs.

While all elements of executive compensation work together to provide a competitive compensation package, each element of compensation is determined independently of the other elements.

Our compensation philosophy is to provide a total compensation package for employees - base pay, short-term incentive, long-term incentive and benefits - that is competitive in the local employment market. However, due to the cooperative nature of the organization, CFC does not meet the total cash compensation levels of named executive officers of other financial services organizations since we do not offer stock or other equity compensation. It is important to CFC, however, to pay the named executive officers of CFC competitively in base pay to retain key talent.

Performance - Named executive officers receive base pay that is both market competitive and reflective of the strategic management they provide to CFC. Other components of compensation - short-term and long-term incentives - reflect the performance of the organization and the success in achieving corporate performance metrics established by the board of directors.

Retention - CFC’s success is due in large part to the relationship between our employees and our members. This makes the retention of employees, including the named executive officers, vital to our business and long-term success. The compensation package, particularly the long-term incentive plan and the retirement benefits, assist in the retention of a highly qualified management team.

Compensation Analysis

In fiscal year 2014, Mercer US was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using 14 peer organizations identified by Mercer US through discussion with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit system and 12 regional banks or financial services companies. These companies were chosen because their businesses are similar to CFC’s.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s February 2013 total assets of $21.5 billion, and included five companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc., Astoria Financial Corp., Nelnet, Inc., Webster Financial Corp., Flagstar Bancorp, People’s United Financial Corp., Washington Federal Inc., Hudson City Bancorp Inc., First Niagara Financial Group, TFS Financial Corporation, Everbank Financial Corporation and Federal Agricultural Mortgage Corporation, as well as two Farm Credit System peers. Hudson City Bancorp Inc.’s 2012 assets are outside of the normal targeted asset range, and they have agreed to a merger with M&T Bank Corp. Mercer US recommended that this company remain in the peer group for this year, since they were operating as a stand alone entity, and will re-evaluate the peer group for next year’s analysis.

Mercer US led the Compensation Committee through an assessment of CEO compensation data at the peer group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:

•	current base salary;

•	actual bonus paid for fiscal year 2012 and, for the target compensation, the target bonus for 2013;

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

•	sign-on awards, special awards and mega-grants annualized over the term of the employment contract or the vesting schedule.

The Compensation Committee reviewed total compensation data for the peer group for informational purposes and used this data solely to determine the competitiveness of our CEO base pay.

In determining the base compensation paid to our other named executive officers, the CEO reviewed national, credible third-party compensation surveys (including the Mercer Executive and CompAnalyst surveys) for financial services and other organizations of similar asset size as CFC in order to obtain a general understanding of current compensation practices and to ensure that the base pay component of compensation for the named executive officers other than the CEO is competitive with such institutions. CFC has often recruited non-CEO talent from industries outside the financial services sector. As a result, the CEO considers data from surveys covering a larger and broader group of for-profit companies in setting compensation for the other named executive officers than the Compensation Committee considers in setting compensation for the CEO. The CEO considered the data to gain a general understanding of current compensation practices at institutions of similar asset size to CFC; and did not review or consider underlying data pertaining to individual organizations comprising any of the survey groups. Instead, the CEO considered the aggregate compensation data to enhance his understanding of current practices in setting compensation at competitive levels.

Elements of Compensation

Base Pay - Our philosophy is to provide annual base pay that reflects the value of the job in the marketplace, targeted at the 50th percentile. To attract and retain a highly skilled work force, we must remain competitive with the pay of other employers that compete with us for talent.

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the Committee increased the CEO’s base pay to $925,000 effective January 1, 2014.

As discussed under "Compensation Analysis" above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.

Mr. Evans, Mr. List, Mr. Larochelle, Mr. Lilly, Mr. Zawalick, Mr. Don and Ms. Aronson all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way which would typically warrant a merit-based increase in base pay and/or a one-time cash award. Ms. Aronson and Mr. Don received merit increases. Messrs. Larochelle, Zawalick, Borak, List and Lilly received one-time cash awards. Mr. Evans received a merit increase and a one-time cash award. The merit increases and/or cash awards granted are included in the total compensation table below.

Short-Term Incentive - Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us to fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55% to 100% of total opportunity, with an average over the 16 years of 81.68%. This equates to a 16-year average payout of 15.69% of base salaries for all employees.

Our approach to establishing corporate goals for short-term incentive compensation has not changed since the plan’s inception. Corporate performance is measured using a balanced scorecard approved by the board of directors prior to the start of the fiscal year. The balanced scorecard is a performance management tool that articulates the corporate strategy into specific, quantifiable and measurable goals. The goals have always been tied to enhancing service to our member owners while ensuring all aspects of the business are effectively managed.

The scorecard is divided into four quadrants, reflecting crucial areas of business performance. Specific goals are established within those quadrants to focus all employees on the target results and measures that must be achieved if we are to succeed at realizing our strategic plan. The intent is to align organizational, departmental and individual initiatives to achieve a common set of goals.

The four quadrants for fiscal year 2014, which are the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2014, the board of directors established five corporate goals within these four quadrants. The board of directors establishes corporate goals and measures that they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2014 were:

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

The determination of the extent to which the five goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2014 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that three of the goals were 100% achieved, one goal was achieved at 75%, and one goal was not achieved at all resulting in an aggregate payout of 71.25% of the total opportunity.

Long-Term Incentive - The long-term incentive program is a three-year plan that is tied to CFC’s long-term strategic objectives. The long-term incentive program was implemented to create dynamic tension between short-term objectives and long-term goals. It is also an effective retention tool, helping us to keep key employees, and supports CFC’s efforts to compensate its employees at market competitive levels.

All employees employed on the first day of the fiscal year, June 1, are eligible to participate in the program for the performance period beginning on that date. Under the long-term incentive program, performance units covering a three-year performance period are issued to each employee at the start of each fiscal year. The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the board of directors and the continued employment (or retirement, disability or death) of the participant by CFC on the date of payment. We sometimes refer to each three-year performance period as a plan cycle.

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

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2014, the target rating level was “AA-Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for the fiscal year 2012, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of FY12 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2014:
Senior Secured Debt Rating—Incentive-Performance Linkage

Rating	A+			AA-			AA
Outlook	negative	stable	positive	negative	stable	positive
Numerical Score	1	2	3	4	5	6
Plan Pay-Out Unit Value	$—	$20	$60	$60	$100	$120	$150

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

As of May 31, 2014, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in FY2012 had a payout value based on our senior secured debt ratings in place on May 31, 2014; performance units issued to named executive officers in FY2013 will have a payout value based on senior secured debt ratings in place on May 31, 2015; and performance units issued to named executive officers in FY2014 will have a payout value based on senior secured debt ratings in place on May 31, 2016. Payments made to named executive officers for fiscal year 2014 were for performance units issued in FY2012 and were based on the May 31, 2014 senior secured debt rating level of A+ stable outlook, which has a value of $20 per performance unit, or 20% of the targeted opportunity (5% of FY2012 base pay).

All current plans will pay out if both rating agencies, Standard & Poor’s Corporation and Moody’s Investors Services, rate our senior secured debt at a high enough level to receive a payout. The payout will be based on the average of the two ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the Company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2014 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the Company.

Benefits

An important retention tool is our defined benefit pension plan, the Retirement Security Plan. CFC participates in a multiple-employer pension plan managed by NRECA. We balance the effectiveness of this plan as a compensation and retention tool with the cost of the annual premium incurred to participate in this pension plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation.

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

For more information on the Retirement Security Plan and the Pension Restoration Plan, see the "Pension Benefits Table" and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2014 cap for contributions is $17,500. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the "Summary Compensation Table" below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance as well as an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel. To provide these perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2014, the board of directors authorized an aggregate of $30,000 to cover these allowances.

Severance/Change-in-Control Agreements

Mr. Petersen, CEO, and Mr. Evans, executive vice president and chief operating officer, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change-in-control agreements. For more information on these severance arrangements, see "Termination of Employment and Change-in-Control Arrangements" below.

Compensation Committee Report

The Compensation Committee of the board of directors oversees CFC’s compensation program on behalf of the board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the "Compensation Discussion and Analysis" set forth in this Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the "Compensation Discussion and Analysis" be included in this Form
10-K.

Submitted by the Compensation Committee:
Joel Cunningham
Ray Beavers
Glenn W. Miller
R. Grant Clawson
Lyle Korver
Kirk A. Thompson
Mike Campbell

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2014, 2013 and 2012 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Sheldon C. Petersen	2014	$860,075	$—	$192,675	$179,778	$35,825	$1,268,353
Chief Executive Officer	2013	813,700	—	231,494	636,330	42,924	1,724,448
	2012	799,874	100,000	156,721	896,555	41,997	1,995,147

J. Andrew Don(5)	2014	395,833	—	87,510	52,179	7,433	542,955
Senior Vice President and	2013	375,000	—	101,423	219,102	6,250	701,775
Chief Financial Officer	2012	325,000	—	58,890	206,202	9,317	599,409

John T. Evans	2014	480,550	15,000	109,311	118,207	6,947	730,015
Executive Vice President	2013	458,300	11,500	130,546	190,874	5,833	797,053
and Chief Operating Officer	2012	458,300	—	88,625	260,220	9,104	816,249

Steven L. Lilly(5)	2014	405,650	7,500	92,536	98,483	—	604,169
Senior Vice President,	2013	405,650	—	116,622	121,167	—	643,439
Special Asset Management	2012	405,650	10,000	80,727	326,923	—	823,300

Lawrence Zawalick(6)	2014	281,231	10,000	64,961	165,392	82,760	604,344
Senior Vice President,	2013	320,000	—	90,780	280,498	5,483	696,761
Affiliate Organizations	2012	312,000	—	61,300	498,172	7,037	878,509

John J. List (5)	2014	405,650	10,000	92,536	87,941	5,100	601,227
Senior Vice President and	2013	405,650	8,000	116,622	115,237	5,000	650,509
Chief Lending Officer	2012	405,650	15,000	80,727	163,754	4,900	670,031

Richard E. Larochelle(6)	2014	246,094	12,656	62,078	149,886	85,754	556,468
Senior Vice President,	2013	421,876	10,500	120,476	496,981	5,000	1,054,833
Corporate Relations	2012	421,876	—	83,161	628,834	5,035	1,138,906

Roberta B. Aronson (5)	2014	320,804	—	72,311	93,633	6,476	493,224
Senior Vice President and
General Counsel
(1) Includes amounts given as one-time cash awards in lieu of base pay increases, except for Mr. Petersen, which was a bonus in addition to a base pay increase in 2012; and Mr. Evans, which was a bonus in addition to a base pay increase in 2014.
(2) Includes amounts earned during each respective fiscal year and payable at May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year. Mr. Larochelle’s change in actuarial pension value is for the period prior to his retirement and distribution on December 31, 2013.
(4) For Mr. Petersen, includes $30,000 of perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance, in each case for fiscal year 2012, 2013 and 2014. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mrs. Petersen during the fiscal year. Mr. Petersen’s also includes earnings for accrued and unused annual leave in 2013. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings. For Mr. Larochelle and Mr. Zawalick, these costs include a vacation payout of $84,169 and $76,810 respectively that was accrued and unused at the time of their retirement.
(5) Mr. Don and Ms. Aronson became named executive officers of CFC on July 1, 2013. Mr. Lilly and Mr. List had changes to their positions on July 1, 2013. Mr. List also had a change to his position on April 16, 2014.
(6) Mr. Larochelle retired on December 31, 2013 and Mr. Zawalick retired on April 16, 2014.
(7) The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-term Incentive Plan	Long-term Incentive Plan
Sheldon C. Petersen	2014	$153,175	$39,500
	2013	193,254	38,240
	2012	119,981	36,740

J. Andrew Don	2014	71,250	16,260
	2013	89,063	12,360
	2012	48,750	10,140

John T. Evans	2014	86,391	22,920
	2013	108,846	21,700
	2012	68,745	19,880

Steven L. Lilly	2014	72,256	20,280
	2013	96,342	20,280
	2012	60,847	19,880

Lawrence Zawalick(6)	2014	49,985	14,976
	2013	76,000	14,780
	2012	46,800	14,500

John J. List	2014	72,256	20,280
	2013	96,342	20,280
	2012	60,847	19,880

Richard E. Larochelle(6)	2014	43,932	18,146
	2013	100,196	20,280
	2012	63,281	19,880

Roberta B. Aronson	2014	57,891	14,420

Grants of Plan-Based Awards

We have a long-term and a short-term incentive plan for all employees, under which the named executive officers may receive a cash incentive up to 37.5% and 25% of salary, respectively. The incentive payouts are based on the executive officer’s salary for the fiscal year in which the program becomes effective. See the Compensation Discussion and Analysis above for further information on these incentive plans.

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2014.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$—	$203,400	$305,100
Short-term Incentive Plan (2)	—	153,175	153,175
J. Andrew Don
Long-term Incentive Plan (1)	—	100,000	150,000
Short-term Incentive Plan (2)	—	71,250	71,250
John T. Evans
Long-term Incentive Plan (1)	—	121,200	181,800
Short-term Incentive Plan (2)	—	86,391	86,391
Steven L. Lilly
Long-term Incentive Plan (1)	—	101,400	152,100
Short-term Incentive Plan (2)	—	72,256	72,256
Lawrence Zawalick
Long-term Incentive Plan (1)	—	80,000	120,000
Short-term Incentive Plan (2)	—	49,765	49,765
John J. List
Long-term Incentive Plan (1)	—	101,400	152,100
Short-term Incentive Plan (2)	—	72,256	72,256
Richard E. Larochelle
Long-term Incentive Plan (1)	—	105,500	158,250
Short-term Incentive Plan (2)	—	43,932	43,932
Roberta B. Aronson
Long-term Incentive Plan (1)		81,300	121,950
Short-term Incentive Plan (2)	—	57,891	57,891
(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of AA- stable at May 31, 2016.
(2) Target and maximum payouts represent 25% of May 31, 2014 base salary. For the payout earned under the fiscal year 2014 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

The board of directors approved a new long-term incentive plan and made grants of performance units to the named executive officers in August 2014. The payout under these grants will be determined on May 31, 2017.

Employment Contracts

Pursuant to an employment agreement effective as of January 1, 2008 and amended September 1, 2011, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through February 28, 2015, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $790,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See "Termination of Employment and Change-in-Control Arrangements" below for a description of these provisions and for information on these amounts.

For information about Mr. Evans’ termination agreement, see "Termination of Employment and Change-in-Control Arrangements."

Pension Benefits Table

CFC is a participant in a multiple-employer defined benefit pension plan, the Retirement Security Plan, which is administered by NRECA. Since the plan is a multiple-employer plan in which CFC participates, CFC is not liable for the amounts shown in the table below and such amounts are not reflected in CFC’s audited financial statements. CFC’s expense is limited to the annual premium to participate in the plan. There is no funding liability for CFC for the plan.

The Retirement Security Plan is a qualified plan in which all employees are eligible to participate upon completion of one year of service. Each of the named executive officers participates in the qualified pension plan component of the Retirement Security Plan. CFC reduced the value of the pension plan effective September 1, 2010. Under the current pension plan, participants are entitled to receive annually, under a 50% joint and surviving spouse annuity, 1.70% of the average of their five highest base salaries during their last 10 years of employment, multiplied by the number of years of participation in the plan. The value of the pension benefit is determined by base pay only and does not include other cash compensation. Normal retirement age under the qualified pension plan is age 65; however, the plan does allow for early retirement with reduced benefits. For early retirement, the pension benefit will be reduced by 1/15 for each of the first five years and 1/30 for each of the next five years by which the elected early retirement date precedes the normal retirement date. Each of the named executive officers is eligible for early retirement under the plan. Benefits accrued prior to September 1, 2010, are based on a benefit level of 1.9% of the average of their five highest base salaries during their last 10 years of employment and a normal retirement age of 62.

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

The benefit and payout formula under this restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, six of the named executive officers have satisfied the provisions established to receive the benefit from this plan. Therefore they no longer have a risk of forfeiture of the benefit under the Pension Restoration Plan; distributions are made from the plan to each of those named executive officers annually.

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table at May 31, 2014 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen	NRECA Retirement Security Plan	30.75	$2,459,412	$444,684
J. Andrew Don	NRECA Retirement Security Plan	13.66	859,007	—
John T. Evans (4)	NRECA Retirement Security Plan	3.75	267,815	53,636
Steven L. Lilly (4)	NRECA Retirement Security Plan	3.75	250,152	42,310
Lawrence Zawalick	NRECA Retirement Security Plan	33.66	938,950	1,113,615
John J. List (4)	NRECA Retirement Security Plan	5.92	203,045	59,278
Richard E. Larochelle	NRECA Retirement Security Plan	29.58	—	2,533,905
Roberta B. Aronson	NRECA Retirement Security Plan	17.83	771,676	—
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. Mr. Larochelle has credited years of service with another cooperative in addition to CFC. All other named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2014, as provided by the plan administrator, NRECA, using interest rates ranging from 1.19% to 5.66% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2014 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the deferred compensation restoration component of the Retirement Security Plan. Mr. Don and Ms. Aronson continue to have a risk of forfeiture of the benefits under the Pension Restoration Plan, therefore no payments have been made. Distributions for Zawalick and Larochelle also include those related to their retirement.
(4) The NRECA Pension Plan allows active employees who have reached normal retirement age to cash in their lump sum benefit earned to date, or “quasi-retire”. Due to the quasi-retirements of Mr. List in 2009, Mr. Lilly in January 2012 and Mr. Evans in March of 2012, for benefits earned and eligible for quasi-retirement, their credited years of service were reduced and they received 12 months of credited service in January of each year thereafter.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2014 cap for contributions is $17,500. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the executive officers listed in the "Summary Compensation Table" were eligible to participate during the year ended May 31, 2014.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$17,500	$—	$88,276	$—	$543,691
J. Andrew Don	—	—	—	—	—
John T. Evans (2)	24,792	—	18,467	—	283,832
Steven L. Lilly	—	—	49,460	—	299,036
Lawrence Zawalick	13,562	—	49,507	—	304,786
John J. List	17,500	—	41,820	—	260,498
Richard E. Larochelle	9,917	—	3,692	(78,201)	237,316
Roberta B. Aronson	—	—	—	—	—
(1) Executive contributions are also included in the fiscal year 2014 Salary column in the "Summary Compensation Table" above.
(2) Mr. Evans was eligible for and deferred an additional amount under the special catch-up provision of the plan.

Termination of Employment and Change-in-Control Arrangements

Mr. Petersen and Mr. Evans each have an executive agreement with CFC under which each such officer may continue to receive base salary and benefits in certain circumstances after resignation or termination of employment. No other named executive officers have termination or change-in-control agreements.

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump-sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event on May 31, 2014, the compensation payable to Mr. Petersen for termination without cause would be $3,354,762. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation, and payment for all health and welfare and retirement plans for an additional nine-month period. Assuming a termination date of May 31, 2014, the cost of compensation payable to Mr. Evans for termination without cause would be $500,037. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

The estimates do not include amounts to which the named executive officers would be entitled to upon termination, such as base salary to date, unpaid bonuses earned, unreimbursed expenses, paid vacation time and any other earned benefits under company plans.

Director Compensation Table

Directors receive an annual fee for their service on the CFC board. Additionally, the directors receive reimbursement for reasonable travel expenses. The fee is paid on a monthly basis and reimbursement for travel expenses is paid following the conclusion of each board meeting.

The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2014.

Name	Total Fees Earned
Joel Cunningham	$58,850
Ray Beavers	58,850
R. Grant Clawson	54,100
Frederick C. Anderson	41,800
Patrick L. Bridges	52,000
Fred Brog	52,000
Mike Campbell	52,450
Mel Coleman	47,300
Walter K. Crook	47,750
Jim L. Doerstler	40,600
Kent D. Farmer	12,000
Roman E. Gillen	52,600
Christopher L. Hamon	52,300
Scott W. Handy	53,050
Thomas L. Hayes	12,000
Robert M. Hill	52,300
Lyle Korver	52,300
R. W. Matheny	12,000
Burns E. Mercer	45,350
Glenn W. Miller	54,100
Curtis Nolan	47,300
Harry N. Park	52,150
Curtin R. Rakestraw II	52,150
Randy D. Renth	53,800
Dwight Rossow	40,450
Kirk A. Thompson	52,000
Stephen C. Vail	12,000

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2014, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As a cooperative, CFC was established for the very purpose of extending financing to its members (from which our directors must be drawn). Loans and guarantees to member systems of which directors of CFC are members, employees, officers or directors are made in the ordinary course of CFC business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and which do not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which directors of CFC or their immediate family members (i) are members, employees, officers or directors, (ii) are beneficial owners or (iii) control. CFC has adopted a policy whereby substantially all extensions of credit to such entities are approved only by the disinterested directors.

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2014 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the "Summary Compensation Table."

Name and Principal Position	Total Compensation
John M. Borak Senior Vice President, Credit Risk Management	$353,276
Steven M. Kettler (1) Senior Vice President, Strategic Business Development and Support	297,391
Joel Allen (1) Senior Vice President, Member Services	297,391
Robin C. Reed (1) Senior Vice President, Member Services	292,841
Graceann D. Clendenen (1) Senior Vice President, Corporate Services	279,811
Leigh Grantham (2) Senior Vice President, Strategic and Business Development	274,214
Brad L. Captain (1) Senior Vice President, Corporate Relations	258,371
(1) These executive officers were promoted to these roles and became related persons effective April 16, 2014.
(2) Ms. Grantham terminated employment effective April 1, 2014.

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
the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, CFC for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenue.

The board of directors also reviewed directors’ responses to a questionnaire asking about their relationships with CFC and its affiliates (and those of their immediate family members) and other potential conflicts of interest.

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2014. The board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Ray Beavers	Jim L. Doerstler (1)	Curtis Nolan
Patrick L. Bridges	Kent D. Farmer	Harry N. Park
Fred Brog	Scott W. Handy	Curtin R. Rakestraw II
Mike Campbell	Thomas L. Hayes	Randy D. Renth
R. Grant Clawson	Robert M. Hill	Dwight Rossow (1)
Mel Coleman	R.W. Matheny	Stephen C. Vail
Walter K. Crook	Burns E. Mercer (1)
Joel Cunningham	Glenn W. Miller
(1) This director served during the year ended May 31, 2014; however he was no longer a director at May 31, 2014.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate professional fees for the audit of the financial statements for the years ended
May 31, 2014 and 2013 and fees for other services provided during that period by KPMG, LLP and Deloitte & Touche, LLP, respectively.

	2014	2013
Audit fees(1)	$1,837,040	$1,454,200
Audit-related fees(2)	—	45,000
Tax fees(3)	20,013	115,424
All other fees(4)	27,850	16,500
Total	$1,884,903	$1,631,124
(1) Audit fees in 2014 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC, NCSC, and CAH. Audit fees in 2013 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC and NCSC. Additionally, audit fees in 2014 and 2013 include comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Audit-related fees for 2013 include fees incurred in connection with the CAH audit.
(3) Tax fees consist of assistance with matters related to tax compliance and consulting.
(4) In 2014, all other fees consist of fees for the audit of a trust serviced by CFC and fees for certain agreed upon procedures. In 2013, all other fees consist of fees for the audit of a trust serviced by CFC.

CFC’s Audit Committee is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent registered public accountants report directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accountants. Consistent with U.S. Securities and Exchange Commission requirements, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants provided such services do not impair the independent public accountant’s independence. All fiscal year 2014 and fiscal year 2013 services were pre-approved by the Audit Committee. CFC’s independent registered public accountants for the current fiscal year have been appointed by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

1.	Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	72
	Consolidated Balance Sheets as of May 31, 2014 and 2013	74
	Consolidated Statements of Operations for the Years Ended May 31, 2014, 2013 and 2012	75
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2014, 2013 and 2012	76
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2014, 2013 and 2012	77
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2014, 2013 and 2012	78
	Notes to Consolidated Financial Statements	80
	Supplementary Data	123

2.	Schedules
	All financial statement schedules have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(b)	Exhibits
	An Exhibit Index has been filed as part of this Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 28th day of August 2014.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer
Sheldon C. Petersen

/s/ J. ANDREW DON	Senior Vice President and Chief Financial Officer
J. Andrew Don

/s/ ROBERT E. GEIER	Vice President and Controller
Robert E. Geier

/s/ JOEL CUNNINGHAM	President and Director
Joel Cunningham

/s/ RAY BEAVERS	Vice President and Director
Ray Beavers

/s/ R. GRANT CLAWSON	Secretary-Treasurer and Director
R. Grant Clawson
August 28, 2014
/s/ PATRICK L. BRIDGES	Director
Patrick L. Bridges

/s/ FRED BROG	Director
Fred Brog

/s/ MIKE CAMPBELL	Director
Mike Campbell

/s/ MEL COLEMAN	Director
Mel Coleman

/s/ WALTER K. CROOK	Director
Walter K. Crook

/s/ KENT D. FARMER	Director
Kent D. Farmer

/s/ ROMAN E. GILLEN	Director
Roman E. Gillen

/s/ CHRISTOPHER L. HAMON	Director
Christopher L. Hamon

/s/ SCOTT W. HANDY	Director
Scott W. Handy

/s/ THOMAS L. HAYES	Director
Thomas L. Hayes

/s/ ROBERT M. HILL	Director
Robert M. Hill

/s/ LYLE KORVER	Director
Lyle Korver

/s/ R. W. MATHENY	Director
R. W. Matheny		August 28, 2014

/s/ GLENN W. MILLER	Director
Glenn W. Miller

/s/ CURTIS NOLAN	Director
Curtis Nolan

/s/ HARRY N. PARK	Director
Harry N. Park

/s/ CURTIN R. RAKESTRAW II	Director
Curtin R. Rakestraw II

/s/ RANDY D. RENTH	Director
Randy D. Renth

/s/ KIRK A. THOMPSON	Director
Kirk A. Thompson

/s/ STEPHEN C. VAIL	Director
Stephen C. Vail

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.		Description
3.1*	—	Articles of Incorporation.
3.2	—	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
4.1	—	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
4.2	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.3	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.4	—
Indenture dated as of December 15,1987, between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on November 24, 2008 (Registration No. 333-155631).

4.5	—
First Supplemental Indenture between CFC and Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed on April 5, 1995 (Registration No. 33-58445).

4.6	—
Form of indenture dated May 15, 2000, between the Registrant and Bank One Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on May 25, 2000 (Registration No. 333-37940).

4.7	—
First Supplemental Indenture dated March 12, 2007, between the Registrant and U.S. Bank National Association, as successor trustee. Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3ASR filed on April 19, 2007 (Registration No. 333-142230).

4.8	—
Indenture dated October 25, 2007, between the Registrant and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3ASR filed on October 26, 2007 (Registration No. 333-146960).

10.1^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated July 1, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-K filed on August 24, 2005.
10.2^	—	Employment Contract between CFC and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2008.
10.3^	—	First Amendment to Employment Contract between CFC and Sheldon C. Petersen, effective September 1, 2011.
10.4^	—
Employment Contract between CFC and John T. Evans, dated September 17, 1997 including termination of employment arrangement. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2007.

10.5^	—	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.
10.6^*	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014.
10.7	—	Revolving Credit Agreement dated March 21, 2011 for $1,125,000,000 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 13, 2011.
10.8	—	Revolving Credit Agreement dated October 21, 2011 for $884,875,000 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 17, 2012.
10.9	—	Revolving Credit Agreement dated October 21, 2011 for $834,875,000 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 17, 2012.
10.10	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on April 12, 2013.

10.11	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on April 12, 2013.

10.12	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 12, 2013.

10.13	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 13, 2014.

10.14	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed in January 13, 2014.

10.15	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed in January 13, 2014.

10.16	—
Joinder dated May 30, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 10.12 to our Form 10-K filed on August 28, 2013.

10.17	—
Joinder dated July 9, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 10.13 to our Form 10-K filed on August 28, 2013.

10.18	—
Joinder dated July 9, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.14 to our Form 10-K filed on August 28, 2013.

10.19	—
Joinder dated July 9, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.14 to our Form 10-K filed on August 28, 2013.

10.20*	—	Joinder dated February 7, 2014 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014.
10.21*	—	Joinder dated February 7, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015.
10.22*	—	Joinder dated February 7, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016.
10.23	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.24	—
Series A Future Advance Bond from the Registrant to the Federal Financing Bank dated June 14, 2005 for up to $1,000,000,000 maturing on July 15, 2028. Incorporated by reference to Exhibit 4.15 to our Form 10-K filed on August 24, 2005.

10.25	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated April 28, 2006 for up to $1,500,000,000. Incorporated by reference to Exhibit 4.11 to our Form 10-K filed on August 25, 2006.

10.26	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.27	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.28	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.29	—
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.30	—
Indenture for Clean Renewable Energy Bonds, Secured Tax Credit Series 2009A dated September 1, 2009 between the Registrant, U.S. Bank Trust National Association as trustee, and the Federal Agricultural Mortgage Corporation as guarantor. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.31	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.32	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.33	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.34	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.35	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.36	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.37	—
Amended, Restated and Consolidated Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 13, 2012 for up to $3,999,000,000. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed in January 14, 2013.

10.38	—
Amended, Restated and Consolidated Pledge Agreement dated as of December 13, 2012, between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 14, 2013.

10.39	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

10.40	—
Supplement No. 1 to Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 21, 2013 between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed in January 13, 2014.

10.41	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.42	—
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

10.43	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.44	—
Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 13, 2011.

10.45	—
First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.6 to our Form 10-Q filed on April 13, 2011.

	—	Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
12*	—	Computations of ratio of earnings to fixed charges.
23.1*	—	Consent of KPMG LLP.
23.2*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document

*Indicates a document being filed with this Report. ^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.