Form 10-Q
period 2014-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2014-10-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
OR

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

i

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Expense and Average Yield/Cost	7
3	Rate/Volume Analysis of Changes in Interest Income/Expense	9
4	Derivative Gains (Losses)	11
5	Derivative Average Notional Balances and Average Interest Rates	11
6	Loans Outstanding by Type and Member Class	13
7	Total Debt Outstanding	14
8	Guarantees Outstanding	16
9	Maturities of Guarantee Obligations	17
10	Unadvanced Loan Commitments	17
11	Notional Maturities of Unconditional Committed Lines of Credit	18
12	Credit Exposure to 10 Largest Borrowers	19
13	Unencumbered Loans	19
14	Nonperforming and Restructured Loans	20
15	Allowance for Loan Losses	21
16	Rating Triggers for Derivatives	22
17	Projected Sources and Uses of Liquidity	24
18	Revolving Credit Agreements	25
19	Member Investments	26
20	Financial Ratios under Revolving Credit Agreements	27
21	Financial Ratios under Indentures	27
22	Collateral Pledged or on Deposit	28
23	Principal Maturity of Long-term Debt	29
24	Interest Rate Gap Analysis	30
25	Adjusted Financial Measures — Income Statement	31
26	TIER and Adjusted TIER	32
27	Adjusted Financial Measures — Balance Sheet	32
28	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	33

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements defined by the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the adequacy of the loan loss allowance, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance could materially differ. Factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements and the costs and effects of legal or governmental proceedings involving National Rural Utilities Cooperative Finance Corporation (“CFC”) or its members. Some of these and other factors are discussed in our annual and quarterly reports previously filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

INTRODUCTION

CFC is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments. As a member-owned cooperative, CFC's objective is not to maximize profit, but rather to offer its members cost-based financial products and services consistent with sound financial management. CFC annually allocates its net earnings, which consist of net income excluding the effect of certain non-cash accounting entries, to (i) a cooperative educational fund, (ii) a members’ capital reserve, (iii) a general reserve, if necessary, and (iv) members based on each member’s patronage of CFC’s loan programs during the year.

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
Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from period to period in certain key measures used by management to evaluate performance, such as leverage ratios, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes in this Report, the more detailed information contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 ("2014 Form 10-K"), including the risk factors discussed under "Part I—Item 1A. Risk Factors" in our 2014 Form 10-K, and the risk factors under "Part II—Item 1A. Risk Factors" in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three months ended August 31, 2014 and 2013, and as of August 31, 2014 and May 31, 2014. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See "Non-GAAP Financial Measures" for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013	Change
Statement of operations
Interest income	$237,291	$241,071	(2) %
Interest expense	(156,552)	(167,585)	(7)
Net interest income	80,739	73,486	10
Provision for loan losses	6,771	(1,278)	(630)
Fee and other income	4,357	4,156	5
Derivative (losses) gains, net (1)	(49,878)	106,384	(147)
Results of operations of foreclosed assets	(2,699)	(4,049)	(33)
Operating expenses(2)	(18,543)	(18,615)	—
Other non-interest expense	61	(117)	(152)
Income before income taxes	20,808	159,967	(87)
Income tax expense	(196)	(1,701)	(88)
Net income	$20,612	$158,266	(87) %

Adjusted statement of operations
Adjusted interest expense(3)	$(176,653)	$(184,270)	(4) %
Adjusted net interest income(3)	60,638	56,801	7
Adjusted net income(3)	50,389	35,197	43

Ratios
Fixed-charge coverage ratio/TIER (4)	1.13	1.94	(81) bps
Adjusted TIER(3)	1.29	1.19	10

	As of
	August 31, 2014	May 31, 2014	Change
Balance sheet
Cash, investments and time deposits	$974,472	$944,412	3%
Loans to members	20,484,578	20,476,642	—
Allowance for loan losses	(49,711)	(56,429)	(12)
Loans to members, net	20,434,867	20,420,213	—
Total assets	22,230,468	22,232,743	—
Short-term borrowings	4,173,390	4,099,331	2
Long-term debt	14,382,775	14,513,284	(1)
Subordinated deferrable debt	400,000	400,000	—
Members’ subordinated certificates	1,583,334	1,612,227	(2)
Total liabilities	21,276,988	21,262,369	—
Total equity	953,480	970,374	(2)
Guarantees	981,540	1,064,822	(8)
Ratios
Leverage ratio(5)	23.34	23.01	33 bps
Adjusted leverage ratio(3)	6.26	6.24	2
Debt-to-equity ratio(6)	22.32	21.91	41
Adjusted debt-to-equity ratio(3)	5.95	5.90	5
____________________________

— Change is less than one percent or not meaningful.
(1)Amount represents changes in the fair value of derivative instruments (forward value) along with realized gains and losses from cash settlements. Derivative cash settlements represent the net periodic settlements received/paid on interest rate and cross-currency exchange agreements that do not qualify for hedge accounting. The derivative forward value represents the change in fair value on exchange agreements that do not qualify for hedge accounting, as well as the amounts reclassified into income related to the derivative transition adjustment recorded in accumulated other comprehensive loss on June 1, 2001.
(2)Consists of salaries and employee benefits and other general and administrative expenses.
(3) See "Non-GAAP Financial Measures" for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(4)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same for the three months ended August 31, 2014 and 2013 because we did not have any capitalized interest during these periods.
(5)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(6)Calculated based on total liabilities at period end divided by total equity at period end.

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

Financial Performance

We generated net income of $21 million and $158 million for the three months ended August 31, 2014 and 2013, respectively, and TIER of 1.13 and 1.94, respectively. We expect volatility from period to period in our reported GAAP results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we mark to market through earnings. As previously noted, we therefore use adjusted non-GAAP measures to evaluate our performance and for compliance with our debt covenants. Our adjusted net income was $50 million and $35 million for the three months ended August 31, 2014 and 2013, respectively, and adjusted TIER was 1.29 and 1.19, respectively. Our debt-to-equity ratio increased to 22.32-to-1 as of August 31, 2014, from 21.91-to-1 as of May 31, 2014. Our adjusted debt-to-equity ratio increased to 5.95-to-1 as of August 31, 2014, from 5.90-to-1 as of May 31, 2014, attributable to an increase in adjusted liabilities and a decrease in adjusted equity.

The decrease of $137 million, or 87%, in our net income for the three months ended August 31, 2014, compared with the same prior-year period was driven primarily by a shift to derivative losses of $50 million for the three months ended August 31, 2014 from derivative gains of $106 million in the same prior-year period. The unfavorable impact of this shift was partially offset by a shift in the provision for loan losses to a negative provision of $7 million in the current year period from an expense of $1 million in the prior-year period and an increase of $7 million in net interest income. The increase of $15 million, or 43%, in adjusted net income for the three months ended August 31, 2014, compared with the same prior-year period was driven primarily by the shift in the provision for loan losses and a $4 million increase in adjusted net interest income.

Lending Activity

Total loans outstanding were $20,475 million as of August 31, 2014, a slight increase of $8 million, less than 1%, from May 31, 2014. The change reflected an increase of $164 million in CFC distribution loans and an increase of $48 million in CFC power supply loans, which was almost entirely offset by a decrease of $189 million in NCSC loans and a decrease of $13 million in RTFC loans.

During the three months ended August 31, 2014, $249 million of CFC long-term fixed-rate loans repriced. Of this total, $225 million repriced to a new long-term fixed rate; $10 million repriced to a long-term variable rate; and $14 million were repaid in full.

Funding Activity

Total debt outstanding was $20,539 million as of August 31, 2014, a decrease of $85 million, or less than 1%, from May 31, 2014. The decrease in debt outstanding was primarily due to the maturity of notes payable issued to the Federal Agricultural Mortgage Corporation ("Farmer Mac").

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate an increase to earnings from core lending operations over the next 12 months due to the expected increase in long-term loans outstanding, the debt exchange completed in May 2014, and the decrease in our funding costs resulting from the call of our 7.5% member capital securities.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of August 31, 2014, $326 million of the 7.5% member capital securities had been redeemed, and we had outstanding call notices, with call dates through November 2014, for an additional $23 million. Over the next 12 months, we expect to provide notice to members for the early call of the remaining $38 million of the 7.5% member capital securities, with call dates through January 2015. Members had invested $186 million in the new series of member capital securities as of August 31, 2014.

We have $1,020 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of member loan repayments and our ability to issue debt in the capital markets, to our members and in private placements, to satisfy member loan advances and meet our need to fund long-term debt maturing over the next 12 months. As of August 31, 2014, we had $973 million in cash, investments, and time deposits, up to $624 million available under committed loan facilities from the Federal Financing Bank, $3,224 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,445 million available under a revolving note purchase agreement with Farmer Mac. On September 22, 2014, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank of the USDA (the "Guaranteed Underwriter Program") for additional funding of $250 million as part of the Guaranteed Underwriter Program. Upon closing of the commitment, we will have an additional $250 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period for advances made during the three-year period following the date of closing. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members. We believe we can continue to roll over the $4,173 million of short-term debt outstanding as we expect to continue to maximize the utilization of these short-term funding options. We expect to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

We expect to be able to maintain the adjusted debt-to-equity ratio below 6.00-to-1 over the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies under “Note 1—General Information and Accounting Policies” in our 2014 Form 10-K.

We have identified the allowance for loan losses and the determination of fair value of certain items on our balance sheet as our most critical accounting policies because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We did not make any significant changes in the methodologies and assumptions used in estimating the allowance for loan losses or fair value during the first quarter of fiscal year 2015. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors. We provide additional information on the methodologies and key assumptions used in our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2014 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS

See "Note 1—Summary of Significant Accounting Policies" for information on accounting standards adopted during the three months ended August 31, 2014, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations for the three months ended August 31, 2014 and 2013. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of August 31, 2014 and May 31, 2014. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months" where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three months ended August 31, 2014 and 2013, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under "Non-GAAP Financial Measures."

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
(Dollars in thousands)	2014			2013
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,458,181	$219,416	4.72%	$18,348,192	$224,583	4.86%
Long-term variable-rate loans	754,707	5,360	2.82	698,437	4,828	2.74
Line of credit loans	1,156,811	6,942	2.38	1,021,739	7,572	2.94
Restructured loans	7,585	—	—	20,416	136	2.64
Nonperforming loans	2,071	—	—	15,449	—	—
Interest-based fee income(1)	—	3,001	—	—	2,016	—
Total loans	20,379,355	234,719	4.57	20,104,233	239,135	4.72
Cash, investments and time deposits	995,975	2,572	1.02	1,036,032	1,936	0.74
Total interest-earning assets	$21,375,330	$237,291	4.40%	$21,140,265	$241,071	4.52%
Other assets, less allowance for loan losses	900,480			1,406,124
Total assets	$22,275,810			$22,546,389

Liabilities:
Short-term debt	$3,799,388	$1,274	0.13%	$3,979,760	$1,432	0.14%
Medium-term notes	2,760,202	16,719	2.40	2,998,222	21,571	2.85
Collateral trust bonds	6,017,423	74,767	4.93	5,954,399	76,798	5.12
Subordinated deferrable debt	400,000	4,750	4.71	395,762	4,750	4.76
Subordinated certificates	1,542,924	16,780	4.31	1,709,193	20,626	4.79
Long-term notes payable	5,859,435	38,434	2.60	5,370,606	37,939	2.80
Debt issuance costs(2)	—	1,793	—	—	1,865	—
Interest-based fee expense(3)	—	2,035	—	—	2,604	—
Total interest-bearing liabilities	$20,379,372	$156,552	3.05%	$20,407,942	$167,585	3.26%
Other liabilities	929,881			1,289,305
Total liabilities	21,309,253			21,697,247
Total equity	966,557			849,142
Total liabilities and equity	$22,275,810			$22,546,389

Net interest spread(4)			1.35%			1.26%
Impact of non-interest bearing funding			0.16			0.13
Net interest income/net interest yield(5)		$80,739	1.51%		$73,486	1.39%

Adjusted net interest income/adjusted net interest yield:
Interest income		$237,291	4.40%		$241,071	4.52%
Interest expense		156,552	3.05		167,585	3.26
Add: Net derivative cash settlement cost(6)		20,101	0.94		16,685	0.78
Adjusted interest expense/adjusted average cost(7)		$176,653	3.43%		$184,270	3.58%

Adjusted net interest spread(4)			0.97%			0.94%
Impact of non-interest bearing funding			0.16			0.13
Adjusted net interest income/adjusted net interest yield(8)		$60,638	1.13%		$56,801	1.07%
____________________________

(1)Primarily related to conversion fees, which are deferred and recognized in interest income over the original loan interest rate pricing term using the effective interest method. Also includes a small portion of conversion fees that are intended to cover the administrative costs related to the conversion, which are recognized immediately.
(2)Primarily consists of underwriter’s fees, legal fees, printing costs and certain accounting fees, which are deferred and recognized in interest expense using the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized immediately as incurred.
(3)Reflects various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Amounts are recognized as incurred or amortized on a straight-line basis over the life of the agreement.
(4)Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing funding. Adjusted net interest spread represents the difference between the average yield on interest-earning assets and the adjusted average cost of interest-bearing funding.
(5)Net interest yield is calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic cash settlements during the period divided by the average notional outstanding amount of derivatives during the period. The average notional outstanding amount of derivatives was $8,484 million and $8,486 million for the three months ended August 31, 2014 and 2013, respectively.
(7)Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by average interest-bearing funding during the period.
(8)Adjusted net interest yield is calculated based on annualized adjusted net interest income for the period divided by average interest-earning assets for the period.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
(i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31, 2014 versus 2013
		Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$(5,167)	$1,346	$(6,513)
Long-term variable-rate loans	532	389	143
Line of credit loans	(630)	1,001	(1,631)
Restructured loans	(136)	(85)	(51)
Nonperforming loans	—	—	—
Fee income	985	—	985
Total loans	(4,416)	2,651	(7,067)
Cash, investments and time deposits	636	(75)	711
Interest income	(3,780)	2,576	(6,356)

Interest expense:
Short-term debt	(158)	(65)	(93)
Medium-term notes	(4,852)	(1,712)	(3,140)
Collateral trust bonds	(2,031)	813	(2,844)
Subordinated deferrable debt	—	51	(51)
Subordinated certificates	(3,846)	(2,006)	(1,840)
Long-term notes payable	495	3,453	(2,958)
Debt issuance costs	(72)	—	(72)
Fee expense	(569)	—	(569)
Interest expense	(11,033)	534	(11,567)
Net interest income	$7,253	$2,042	$5,211

Adjusted net interest income:
Interest income	$(3,780)	$2,576	$(6,356)
Interest expense	(11,033)	534	(11,567)
Derivative cash settlements(2)	3,416	(4)	3,420
Adjusted interest expense(3)	(7,617)	530	(8,147)
Adjusted net interest income	$3,837	$2,046	$1,791
____________________________
(1)The changes for each category of interest income and interest expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The amount attributable to the combined impact of volume and rate has been allocated to each category based on the proportionate absolute dollar amount of change for that category.
(2)For derivative cash settlements, variance due to average volume represents the change in derivative cash settlements that resulted from the change in the average notional amount of derivative contracts outstanding. Variance due to average rate represents the change in derivative cash settlements that resulted from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(3) See "Non-GAAP Financial Measures" for additional information on the our adjusted non-GAAP measures.

Net interest income of $81 million for the three months ended August 31, 2014 increased by $7 million, or 10%, from the same prior year period, driven by a 1% increase in average interest-earning assets and a 9% (12 basis points) increase in the net interest yield to 1.51%.

•
Average Interest-Earning Assets: The modest increase of 1% in interest-earning assets reflected loan advances that were largely offset by loan payments. The increase in CFC distribution and power supply loans of $164 million and $48 million, respectively, was almost entirely offset by a decrease of $189 million in NCSC loans and a decrease of $13 million in RTFC loans.

•
Net Interest Yield: The 9%, or 12 basis points, increase in the net interest yield was largely attributable to a reduction in our average cost of funds of 21 basis points to 3.05%, which more than offset a decrease in the average yield on interest-earning assets of 12 basis points to 4.40%. The reduction in our average cost of funds was primarily attributable to the call and redemption of $326 million of 7.5% member capital securities during the past 12 months, a portion of which we replaced with lower rate member capital securities. Our average cost of funds also reflected the benefit from the replacement of higher-cost debt that matured during 2014, primarily medium-term notes, collateral trust bonds, and long-term notes payable, with lower cost debt as a result of the continued low interest rate environment. The decrease in the average yield on interest-earning assets was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a mark up to cover our cost of operations, a provision for loan losses and earnings sufficient to achieve interest coverage to meet financial objectives. As benchmark treasury rates and spreads tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. We therefore lowered the long-term fixed rates on our new loans.

Adjusted net interest income of $61 million for the three months ended August 31, 2014 increased by $4 million, or 7%, from the same prior year period, driven by the 1% increase in average interest-earning assets and a 6% (6 basis points) increase in the adjusted net interest yield to 1.13%. Our adjusted net interest income and adjusted net interest yield reflect the impact of net periodic derivative cash settlements during the period, which we include in interest expense to derive adjusted interest expense. We recorded net periodic derivative cash settlement expense of $20 million and $17 million for the three months ended August 31, 2014 and 2013, respectively. The increase in the adjusted net interest yield was attributable to a 15 basis point reduction in the adjusted average cost of funds to 3.43% for the three months ended August 31, 2014, from 3.58% for the same prior year period, which more than offset the decrease in the average yield on interest-earning assets of 12 basis points. Our adjusted average cost of funds also reflected the benefit from the call and redemption of the $326 million of 7.5% member capital securities and the replacement of higher-cost debt that matured in 2014 with lower-cost debt as a result of the overall low interest rate environment. See "Non-GAAP Financial Measures" for additional information on our adjusted measures.

Provision for Loan Losses

We build our allowance for loan losses through the provision for loan losses. Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a negative provision for loan losses of $7 million for the three months ended August 31, 2014, compared with a provision of $1 million for the same prior year period. The negative provision for loan losses resulted from a decrease in the allowance for loan losses to $50 million as of August 31, 2014, from $56 million as of May 31, 2014, largely due to modest improvement in the credit quality and overall credit risk profile of our loan portfolio and relatively flat loan balances. Specifically, certain loans experienced favorable migration through our internal risk rating process. We provide additional information on our allowance for loan losses under "Credit Risk—Allowance for Loan Losses" and "Note 3—Loans and Commitments" of this Report. For information on our allowance methodology, see "Note 1—General Information and Accounting Policies" in our 2014 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

Non-interest income shifted to an expense of $48 million for the three months ended August 31, 2014, from income of $106 million for the same prior year period. The change of $154 million was attributable to derivative losses of $50 million recorded during the three months ended August 31, 2014, compared with derivative gains of $106 million recorded in the same prior year period.

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps and treasury locks, which we typically hold to maturity. We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of our cost of funding. The primary factors affecting the fair value of our derivatives and derivative gains (losses), net recorded in our results of operations include changes in interest rates, implied interest rate volatility and the composition of our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses), net. We did not have any derivatives designated as accounting hedges as of August 31, 2014 or May 31, 2014.

Table 4 presents the components of derivative gains (losses) recorded in our condensed consolidated results of operations for the three months ended August 31, 2014 and 2013. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 4: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Derivative (losses) gains attributable to:
Derivative cash settlements	$(20,101)	$(16,685)
Derivative forward value	(29,777)	123,069
Derivative (losses) gains, net	$(49,878)	$106,384

The derivative gains (losses) relate to interest rate swap agreements. We currently use two types of interest rate swap agreements:  (i) we pay a fixed rate and receive a variable rate ("pay-fixed swaps") and (ii) we pay a variable rate and receive a fixed rate ("receive-fixed swaps"). Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. The composition of our pay-fixed and receive-fixed swaps varies across the swap yield curve. As a result, the overall fair value gains and losses of our derivatives are also sensitive to flattening and steepening of the swap yield curve. See "Note 12—Fair Value of Financial Instruments" for information on how we estimate the fair value of our derivative instruments.

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three months ended August 31, 2014 and 2013. As indicated in Table 5, our derivative portfolio is currently comprised of a higher proportion of pay-fixed swaps than receive-fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended August 31,
	2014			2013
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,419,383	3.32%	0.24%	$5,373,342	3.38%	0.26%
Receive-fixed swaps	3,065,033	0.86	3.62	3,112,940	1.03	4.27
Total	$8,484,416	2.42%	1.48%	$8,486,282	2.52%	1.73%

Of the total net derivative losses of $50 million recorded for the three months ended August 31, 2014, $30 million related to derivative forward value losses and the remainder related to net periodic contractual interest settlements. The derivative forward value losses were primarily attributable to a flattening of the swap yield curve during the period, with rates on the shorter end of the yield curve increasing and rates on the longer end of the yield curve declining. Due to the composition of our derivative portfolio, we experienced an overall decline in the fair value of both our pay-fixed swaps and receive-fixed swaps during the quarter. Our pay-fixed swaps on the shorter end of the yield curve increased in value, but this increase was more than offset by a decrease in value of our pay-fixed swaps on the longer end of the yield curve, as our pay-fixed swap portfolio consists of more longer-dated transactions. In contrast, our receive-fixed swap portfolio is comprised of more shorter-dated transactions. Our receive-fixed swaps on the shorter end of the yield curve decreased in value, which more than offset the increase in value of our longer-dated receive-fixed swaps.

Of the total net derivative gains of $106 million for the three months ended August 31, 2013, $123 million related to derivative forward value gains and the remainder related to net periodic contractual interest settlements. The derivative forward value gains were primarily attributable to a significant steepening of the swap yield curve, which resulted in an overall increase in the fair value of our pay-fixed swaps that more than offset an overall decrease in the fair value of our receive-fixed swaps.

See "Note 8—Derivative Financial Instruments" for additional information on our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

Non-interest expense of $18 million for the three months ended August 31, 2014 decreased by $0.3 million, or 1%, from the same prior-year period. The decrease was attributable to a modest decline in other general and administrative expenses, which was partially offset by a slight increase in salaries and employee benefits.

Net Income (Loss) Attributable to the Noncontrolling Interests

The net income (loss) attributable to the noncontrolling interests represents 100% of the results of operations of RTFC and NCSC, as the members of RTFC and NCSC own or control 100% of the interest in their respective companies. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

We recorded net income attributable to noncontrolling interests of $0.2 million for the three months ended August 31, 2014, compared with $2.7 million for the same prior-year period. The decrease reflected a decline in the fair value of NCSC's derivatives during the three months ended August 31, 2014, largely attributable to the decline in interest rates during the period, compared with an increase in fair value during the same prior year period attributable to a rise in interest rates during the period.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $22,230 million as of August 31, 2014 remained relatively unchanged from May 31, 2014. Total liabilities of $21,277 million as of August 31, 2014 increased by $15 million, or less than 1%, from May 31, 2014. Total equity decreased by $17 million in the three months ended August 31, 2014, to $953 million as of August 31, 2014. The decrease in total equity was primarily attributable to CFC's Board of Directors July 2014 authorization of patronage capital retirement of $40 million, which was partially offset by our net income of $21 million for the three months ended August 31, 2014.
Following is a discussion of material changes in the major components of our assets and liabilities during the three months ended August 31, 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

Table 6 summarizes loans outstanding by type and by member class as of August 31, 2014 and May 31, 2014.

Table 6: Loans Outstanding by Type and Member Class(1)

	August 31, 2014		May 31, 2014		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loan type:
Long-term loans:
Long-term fixed-rate loans	$18,353,930	89%	$18,175,656	88%	$178,274
Long-term variable-rate loans	684,141	4	753,918	4	(69,777)
Loans guaranteed by RUS	200,535	1	201,863	1	(1,328)
Total long-term loans	19,238,606	94	19,131,437	93	107,169
Line of credit loans	1,236,265	6	1,335,488	7	(99,223)
Total loans	$20,474,871	100%	$20,466,925	100%	$7,946

Member class:
CFC:
Distribution	$15,198,932	75%	$15,035,365	74%	$163,567
Power supply	4,133,998	20	4,086,163	20	47,835
Statewide and associate	66,587	—	67,902	—	(1,315)
CFC total	19,399,517	95	19,189,430	94	210,087
RTFC	436,852	2	449,546	2	(12,694)
NCSC	638,502	3	827,949	4	(189,447)
Total	$20,474,871	100%	$20,466,925	100%	$7,946
____________________________
(1)Includes loans classified as restructured and nonperforming. Excludes deferred loan origination costs of $10 million as of both August 31, 2014 and May 31, 2014.

The balance of loans outstanding of $20,475 million as of August 31, 2014 remained relatively unchanged from May 31, 2014. The slight increase of $8 million during the three months ended August 31, 2014 reflected loan advances that were largely offset by loan payments. The increase in CFC distribution and power supply loans of $164 million and $48 million, respectively, was almost entirely offset by a decrease of $189 million in NCSC loans and a decrease of $13 million in RTFC loans.

During the three months ended August 31, 2014, $249 million of CFC long-term fixed-rate loans repriced. Of this total, $225 million repriced to a new long-term fixed rate; $10 million repriced to a long-term variable rate; and $14 million were repaid in full.

We provide additional information on loans in "Note 3—Loans and Commitments."

Debt

Table 7 shows our debt outstanding and the weighted average interest rates by type of debt as of August 31, 2014 and May 31, 2014.

Table 7: Total Debt Outstanding

(Dollars in thousands)	August 31, 2014	May 31, 2014	Increase/ (Decrease)
Commercial paper sold through dealers, net of discounts	$1,959,894	$1,973,557	$(13,663)
Commercial paper sold directly to members, at par	794,439	838,074	(43,635)
Commercial paper sold directly to non-members, at par	19,793	20,315	(522)
Select notes	608,046	548,610	59,436
Daily liquidity fund notes	582,373	486,501	95,872
Bank bid notes	—	20,000	(20,000)
Collateral trust bonds	5,982,122	5,980,214	1,908
Guaranteed Underwriter Program notes payable	4,295,250	4,299,000	(3,750)
Farmer Mac notes payable	1,455,313	1,667,505	(212,192)
Other notes payable	52,573	52,535	38
Medium-term notes	2,806,362	2,726,303	80,059
Subordinated deferrable debt	400,000	400,000	—
Membership certificates	644,881	644,944	(63)
Loan and guarantee certificates	690,883	699,724	(8,841)
Member capital securities	247,570	267,560	(19,990)
Total debt outstanding	$20,539,499	$20,624,842	$(85,343)

Debt composition percentages:
Fixed-rate debt(1)	80%	79%
Variable-rate debt(2)	20	21
Total	100%	100%

Long-term debt	80%	80%
Short-term debt	20	20
Total	100%	100%
____________________________
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

Total debt outstanding decreased by $85 million, or less than 1%, during the three months ended August 31, 2014, to $20,539 million as of August 31, 2014. The modest decrease in debt outstanding was primarily due to the maturity of notes payable issued to Farmer Mac. Total commercial paper, select notes, daily liquidity fund notes, bank bid notes and short-term medium-term notes outstanding represented 20% of total debt as of August 31, 2014 and May 31, 2014. To take advantage of the current low interest rates on short-term debt, we intend to continue to maximize the use of these short-term debt instruments in our funding portfolio mix.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of August 31, 2014, $326 million of the 7.5% member capital securities had been redeemed, and we had outstanding call notices, with call dates through November 2014, for an additional $23 million. Members had invested $186 million in the new series of member capital securities as of August 31, 2014.

Equity

Total equity decreased by $17 million in the three months ended August 31, 2014, to $953 million as of August 31, 2014. The decrease in total equity was primarily attributable to the board authorized patronage capital retirement of $40 million during the three months ended August 31, 2014, which was partially offset by net income of $21 million.

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 net earnings to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized additional allocations of fiscal year 2014 net earnings that included $75 million to the members’ capital reserve and $79 million to members in the form of patronage capital. In July 2014, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $40 million, which represented 50% of the fiscal year 2014 allocation. This amount was returned to members in cash in September 2014.

Future allocations and retirements of net earnings may be made annually as determined by CFC's Board of Directors taking into consideration CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. The leverage ratio was 23.34-to-1 as of August 31, 2014, an increase from 23.01-to-1 as of May 31, 2014. The increase in the leverage ratio was due to the decrease of $17 million in total equity, partly offset by the decrease of $83 million in total guarantees.

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

The adjusted leverage ratio was 6.26-to-1 and 6.24-to-1 as of August 31, 2014 and May 31, 2014, respectively. The increase in the adjusted leverage ratio was due to the increase of $59 million in adjusted liabilities and the decrease of $16 million in adjusted equity, partially offset by the decrease of $83 million in guarantees as discussed under "Off-Balance Sheet Arrangements." See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 22.32-to-1 as of August 31, 2014, an increase from 21.91-to-1 as of May 31, 2014. The increase in the debt-to-equity ratio is primarily due to the decrease of $17 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 5.95-to-1 and 5.90-to-1 as of August 31, 2014 and May 31, 2014, respectively. The increase in the adjusted debt-to-equity ratio was due to the increase of $59 million in adjusted liabilities and the decrease of $16 million in adjusted equity. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in financial transactions that are not recorded on our condensed consolidated balance sheets, or may be recorded on our condensed consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements primarily consist of guarantees and commitments. These transactions are designed to meet the financial needs of our members, manage our credit, market or liquidity risks, and/or diversify our funding sources.

Guarantees

Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of letters of credit, recourse obligations and other types of financial guarantee arrangements.

Table 8 shows our guarantees outstanding, by guarantee type and by company, as of August 31, 2014 and May 31, 2014.

Table 8: Guarantees Outstanding

(Dollars in thousands)	August 31, 2014	May 31, 2014	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$516,745	$518,360	$(1,615)
Letters of credit	349,983	431,064	(81,081)
Other guarantees	114,812	115,398	(586)
Total	$981,540	$1,064,822	$(83,282)
Company:
CFC	$925,922	$997,187	$(71,265)
RTFC	2,303	2,304	(1)
NCSC	53,315	65,331	(12,016)
Total	$981,540	$1,064,822	$(83,282)

In addition to the letters of credit displayed in the above table, we had master letter of credit facilities in place as of August 31, 2014, under which we may be required to issue up to an additional $93 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of August 31, 2014 were subject to material adverse change clauses at the time of issuance. Also, we had hybrid letter of credit facilities, which represent commitments that may be used, at a borrower's option, for the issuance of letters of credit or line of credit loan advances totaling $1,760 million as of August 31, 2014. This amount is included in the unadvanced loan commitments for line of credit loans total reported in "Note 3—Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $468 million as of August 31, 2014. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,292 million as of August 31, 2014 may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

We were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $520 million as of August 31, 2014. As liquidity provider on these tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 8. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2014.
In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on

$444 million of these bonds as of August 31, 2014, which is included in long-term tax-exempt bond guarantees in Table 8.

Of our total guarantee amounts, 60% and 61% as of August 31, 2014 and May 31, 2014, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the three months ended August 31, 2014 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $21 million and $22 million as of August 31, 2014 and May 31, 2014, respectively, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 9 summarizes our off-balance sheet obligations as of August 31, 2014, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 9: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Guarantees(1)	$981,540	$252,398	$61,836	$24,627	$139,334	$22,242	$481,103
____________________________
(1) We were the guarantor and liquidity provider for $444 million of tax-exempt bonds, which were issued for our member cooperatives, as of August 31, 2014. In addition, we had issued letters of credit to provide standby liquidity for an additional $76 million of tax-exempt bonds as of August 31, 2014.

See "Note 10—Guarantees" for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of August 31, 2014 and May 31, 2014. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 10: Unadvanced Loan Commitments

(Dollars in thousands)	August 31, 2014	% of Total	May 31, 2014	% of Total
Line of credit commitments:
Not conditional(1)	$2,556,905	19%	$2,274,388	16%
Conditional(2)	6,605,513	48	6,927,417	50
Total line of credit unadvanced commitments	9,162,418	67	9,201,805	66
Total long-term loan unadvanced commitments	4,560,565	33	4,710,273	34
Total	$13,722,983	100%	$13,912,078	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 10, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,557 million and $2,274 million as of August 31, 2014 and May 31, 2014, respectively. We record a reserve for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 11 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of August 31, 2014, and the maturity of amounts during each of the next five fiscal years and thereafter.

Table 11: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,556,905	$—	$61,000	$462,312	$790,275	$1,098,318	$145,000

For contracts subject to a material adverse change clause, the advance of additional amounts is conditional. Prior to making an advance on these facilities, we confirm that there have been no material adverse changes in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the loan terms and conditions. The substantial majority of our line of credit commitments relate to contracts that include material adverse change clauses. Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. We do not record a reserve for credit losses on our condensed consolidated balance sheets for these commitments, nor do we include them in our off-balance sheet guarantee amounts in Table 8 above because we consider them to be conditional.

Line of credit commitments are generally revolving facilities for periods that do not exceed five years. Historically, borrowers have not fully drawn the commitment amounts for line of credit loans, and the utilization rates have been low regardless of whether a material adverse change clause provision exists at the time of advance. Also, borrowers historically have not fully drawn the commitments related to long-term loans, and borrowings have generally been advanced in multiple transactions over an extended period of time. We believe these conditions are likely to continue because of the nature of the business of our electric cooperative borrowers and the terms of our loan commitments. See "MD&A—Contingent Off-Balance Sheet Obligations" in our 2014 Form 10-K for additional information.

CREDIT RISK

Credit risk is the risk of loss associated with a borrower or counterparty's failure to meet its obligations in accordance with agreed upon terms. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of investment securities and entering into derivative transactions to manage our interest rate risk.

Credit Risk Profile—Loan and Guarantee Portfolio

Below we provide information on the credit risk profile of our loan and guarantee portfolio, including loan concentration, security provisions, pledged loans and loans on deposit, nonperforming and restructured loans, and allowance for loan losses.

Loan Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Loans outstanding to members in any one state or territory did not exceed 16% and 15%, respectively, of total loans outstanding as of August 31, 2014 and May 31, 2014.

The total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both August 31, 2014 and May 31, 2014. The 10 largest borrowers as of August 31, 2014 and May 31, 2014 consisted of four distribution systems and six power supply systems. Table 12 displays the outstanding exposure of the 10 largest borrowers, by exposure type and by company, as of August 31, 2014 and May 31, 2014.

Table 12: Credit Exposure to 10 Largest Borrowers

	August 31, 2014		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$3,209,168	15%	$3,155,857	14%	$53,311
Guarantees	361,319	2	363,325	2	(2,006)
Total credit exposure to 10 largest borrowers	$3,570,487	17%	$3,519,182	16%	$51,305

By company:
CFC	$3,479,487	16%	$3,378,698	15%	$100,789
NCSC	91,000	1	140,484	1	(49,484)
Total credit exposure to 10 largest borrowers	$3,570,487	17%	$3,519,182	16%	$51,305

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are generally secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. Unsecured loans represented $2,199 million, or 11%, and $2,118 million, or 10%, of total loans outstanding as of August 31, 2014 and May 31, 2014, respectively.

Pledged Loans and Loans on Deposit

Table 13 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans as of August 31, 2014 and May 31, 2014.

Table 13: Unencumbered Loans

(Dollars in thousands)	August 31, 2014	May 31, 2014
Total loans to members	$20,474,871	$20,466,925
Less: Total secured debt or debt requiring collateral on deposit	(12,026,504)	(12,242,446)
Excess collateral pledged or on deposit (1)	(1,980,618)	(1,917,184)
Unencumbered loans	$6,467,749	$6,307,295
Unencumbered loans as a percentage of total loans	32%	31%
____________________________
(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Nonperforming and Restructured Loans

Table 14 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding as of August 31, 2014 and May 31, 2014.

Table 14: Nonperforming and Restructured Loans

(Dollars in thousands)	August 31, 2014	May 31, 2014
Nonperforming loans (1)	$1,695	$2,095
Percent of loans outstanding	0.01%	0.01%
Percent of loans and guarantees outstanding	0.01	0.01

Restructured loans	$7,914	$7,584
Percent of loans outstanding	0.04%	0.04%
Percent of loans and guarantees outstanding	0.04	0.04

Total nonperforming and restructured loans	$9,609	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.05	0.05

Total nonaccrual loans	$9,609	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.05	0.05
____________________________
(1)All loans classified as nonperforming were on nonaccrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we generally place the loan on nonaccrual status and reverse all accrued and unpaid interest back to the date of the last payment. Foregone interest on nonperforming and restructured loans totaled $0.2 million for the three months ended August 31, 2014 and 2013.

Nonperforming loans totaled $2 million, or 0.01%, of loans outstanding as of both August 31, 2014 and May 31, 2014. One borrower with a nonperforming loan is currently seeking a buyer for its system as it is not anticipated that the borrower will generate sufficient cash flows to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

Restructured loans totaled $8 million, or 0.04%, of loans outstanding as of both August 31, 2014 and May 31, 2014. Each of our restructured loans was performing in accordance with the restructured terms as of August 31, 2014. We did not accrue any interest on restructured loans during the three months ended August 31, 2014. We believe our allowance for loan losses related to nonperforming and restructured loans was appropriate to cover our exposure as of August 31, 2014 and May 31, 2014.

Allowance for Loan Losses

Table 15 summarizes activity in the allowance for loan losses for the three months ended August 31, 2014 and a comparison of the allowance by company as of August 31, 2014 and May 31, 2014.

Table 15: Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended August 31, 2014
Beginning balance	$56,429
Provision for loan losses	(6,771)
Net recoveries	53
Ending balance	$49,711
`
	August 31, 2014	May 31, 2014
Allowance for loan losses by company:
CFC	$40,461	$45,600
RTFC	4,288	4,282
NCSC	4,962	6,547
Total	$49,711	$56,429

Allowance coverage ratios:
As a percentage of total loans outstanding	0.24%	0.28%
As a percentage of total nonperforming loans outstanding	2,932.80	2,693.51
As a percentage of total restructured loans outstanding	628.14	744.05
As a percentage of total loans on non-accrual	517.34	583.00

Our allowance for loan losses decreased by $7 million during the three months ended August 31, 2014 to $50 million as of August 31, 2014. The decrease reflected modest improvement in the credit quality and overall credit risk profile of our loan portfolio and relatively flat loan balances. Specifically, certain loans experienced favorable migration through our internal risk rating process. See "Note 3—Loans and Commitments" for additional information on our allowance for loan loss, including the specific allowance attributable to nonperforming and restructured loans individually evaluated for impairment and the general allowance attributable to loans collectively evaluated for impairment.

Counterparty Risk

We are exposed to counterparty risk related to the performance of the parties with which we entered into financial transactions, primarily for derivative instruments and cash and time deposits that we have with various financial institutions. To mitigate this risk, we only enter into these transactions with financial institutions with investment-grade ratings. Our cash and time deposits with financial institutions have an original maturity of less than one year. For our derivative instruments, as of August 31, 2014 and May 31, 2014, the highest percentage concentration of total notional exposure to any one counterparty was 20% and 21% of total derivative instruments, respectively. At the time counterparties are selected to participate in our exchange agreements, the counterparty must be a participant in one of our revolving credit agreements. In addition, the derivative instruments executed for each counterparty are based on key characteristics such as the following: notional concentration, credit risk exposure, tenor, bid success rate, total credit commitment and credit ratings. As of August 31, 2014, our derivative counterparties had credit ratings ranging from AA- to BBB+ as assigned by Standard & Poor’s Corporation ("S&P") and Aa2 to Baa2 as assigned by Moody’s Investors Service ("Moody's"). Based on the fair market value of our derivative instruments as of August 31, 2014, there were three counterparties that would be required to make a payment to us totaling $29 million if all of our derivative instruments were terminated as of that date. The largest amount owed to us by a single counterparty was $21 million, or 72%, of the total exposure to us as of August 31, 2014.

Rating Triggers for Derivatives

Some of our interest rate swaps have credit risk-related contingent features referred to as rating triggers. Rating triggers are not separate financial instruments and do not meet the definitional elements for embedded derivatives.

Table 16 displays the notional amounts of derivative instruments with rating triggers as of August 31, 2014. The rating triggers are based on our senior unsecured credit ratings from Moody's or S&P falling to a level specified in the applicable agreements. In calculating the payments and collections required upon termination, we netted the agreements for each counterparty pursuant to underlying master netting agreements. Our senior unsecured credit rating by Moody's and S&P was A2 and A, respectively, as of August 31, 2014. Both Moody's and S&P had our ratings on stable outlook as of August 31, 2014.

Table 16: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable)/Due
Mutual rating trigger if ratings:
fall to Baa1/BBB+ (1)	$—	$—	$—	$—
fall below Baa1/BBB+ (1)	6,643,518	(180,213)	28,589	(151,624)
Total	$6,643,518	$(180,213)	$28,589	$(151,624)
____________________________
(1) Stated senior unsecured credit ratings are for Moody’s and S&P, respectively. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.

The aggregate fair value, net of credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $178 million as of August 31, 2014. The credit ratings for two counterparties were below the rating trigger level in the interest swap contracts with these counterparties as of August 31, 2014. As a result, we have the option to terminate all interest rate swaps with these counterparties. The interest rate swap contracts with these counterparties had an notional outstanding amount of $768 million as of August 31, 2014. If we elected to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. We estimate that we would have to make a payment of approximately $15 million as of August 31, 2014 to settle the interest rate swaps with these counterparties. Because we use our interest rate swaps as part of our matched funding strategy, we generally do not terminate such agreements early. At this time, we have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and monitor our overall matched funding position.

For additional information about the risks related to our business, see "Item 1A. Risk Factors" in our 2014 Form 10-K.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. We had a liquidity reserve as of August 31, 2014 consisting of $3,224 million through committed revolving credit agreements, $624 million under committed loan facilities from the Federal Financing Bank, and, subject to market conditions, up to $2,445 million under a revolving note purchase agreement with Farmer Mac.

As of August 31, 2014, we had $3,965 million of commercial paper, select notes, daily liquidity fund notes and bank bid notes scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $1,963 million. Dealer commercial paper and bank bid notes decreased to $1,960 million as of August 31, 2014, from $1,994 million as of May 31, 2014. We expect that our dealer commercial paper balances will fluctuate in response to changes in loan demand from our members. We intend to maintain the current level of commercial paper outstanding while favorable market conditions exist. We intend to limit the balance of dealer commercial paper and bank bid notes outstanding to 15% or less of total debt outstanding, which would have amounted to $3,081 million as of August 31, 2014. In order to access the commercial paper markets at current levels, we believe we need to maintain our current ratings for commercial paper of P1 from Moody’s and A1 from S&P.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. We had $3,224 million in available lines of credit with various financial institutions as of August 31, 2014. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Long-term debt maturing in the next 12 months totaled $1,020 million as of August 31, 2014. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under "Sources of Liquidity".

As discussed in further detail under "Off-Balance Sheet Arrangements," as of August 31, 2014, we were the liquidity provider for a total of $520 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the three months ended August 31, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

As of August 31, 2014, we had a total of $350 million of letters of credit outstanding for the benefit of our members. That total includes $76 million for the purpose of providing liquidity for pollution control bonds. The remaining $274 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, coupled with our cash on hand of $321 million and time deposits of $570 million as of August 31, 2014, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity.

Projected Near-Term Sources and Uses of Liquidity

Table 17 shows the projected sources and uses of cash by quarter through the quarter ending February 29, 2016. In analyzing our projected liquidity position, we track key items identified in the table below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of August 31, 2014, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance. As displayed in Table 17, we expect that estimated long-term loan advances over the next six quarters of $2,411 million will exceed expected long-term loan repayments of $1,954 million by $457 million.

Table 17: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayment	Debt Issuance-Commercial Paper	Debt Issuance-Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities	Debt Repayment-Commercial Paper	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Aug14									$973
Nov14	$319	$200	$150	$669	$113	$—	$731	$844	798
Feb15	461	100	650	1,211	521	—	690	1,211	798
May15	276	—	300	576	381	50	178	609	765
Aug15	292	—	150	442	95	25	276	396	811
Nov15	294	350	300	944	722	—	232	954	801
Feb16	312	—	200	512	199	—	304	503	810
Totals	$1,954	$650	$1,750	$4,354	$2,031	$75	$2,411	$4,517
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending February 29, 2016.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.

The information presented above in Table 17 represents our best estimate of our funding requirements and how we expect to manage those requirements through February 29, 2016. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. We expect that these estimates will change quarterly based on the factors described above.

Sources of Liquidity

Capital Market Debt Issuance

As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the SEC for the issuance of debt:

•	unlimited amount of collateral trust bonds until September 2016;

•	unlimited amount of medium-term notes, member capital securities and subordinated deferrable debt until November 2014; and

•	daily liquidity fund notes for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2016.

We intend to renew our medium-term notes, member capital securities and subordinated deferrable debt shelf registration statement prior to its expiration in November 2014. While we register member capital securities and the daily liquidity fund with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. During the three months ended August 31, 2014, we issued no medium-term notes in registered offerings.

Commercial paper issued through dealers and bank bid notes totaled $1,960 million and represented 10% of total debt outstanding as of August 31, 2014. We intend to maintain the balance of dealer commercial paper and bank bid notes at 15% or less of total debt outstanding during fiscal year 2015. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with Farmer Mac. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. As of August 31, 2014, we had up to $2,445 million available under this agreement, subject to market conditions for debt issued by Farmer Mac.

We also have access to unsecured notes payable under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the Federal Financing Bank. On November 21, 2013, we closed a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20-year maturity repayment period. As of August 31, 2014, we had up to $624 million available under committed loan facilities from the Federal Financing Bank as part of this program. A total of $124 million is available for advance through October 15, 2015 and a total of $500 million is available for advance through October 15, 2016.

On September 22, 2014, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. Upon closing of the commitment, we will have an additional $250 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period for advances made during the three-year period following the date of closing.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,348 million over the next 12 months.

Member Loan Interest Payments

During the three months ended August 31, 2014, interest income on the loan portfolio was $235 million, representing an average rate of 4.57% compared with 4.72% for the three months ended August 31, 2013, respectively. For the past three fiscal years, interest income on the loan portfolio has averaged $944 million. As of August 31, 2014, 91% of the total loans outstanding had a fixed rate of interest, and 9% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

As of August 31, 2014 and May 31, 2014, we had $3,226 million of commitments under revolving credit agreements. We had the ability to request up to $100 million of letters of credit under each agreement in place as of August 31, 2014, which would then reduce the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 18 presents the total available and the outstanding letters of credit under our revolving credit agreements as of August 31, 2014 and May 31, 2014.

Table 18: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	August 31, 2014	May 31, 2014	August 31, 2014	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,036,000	$1,036,000	$—	$—	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	1,065,609	1,065,609	1,891	1,891	October 28, 2018	10 basis points
Total	$3,224,109	$3,224,109	$1,891	$1,891
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. As shown below in Table 20, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of August 31, 2014.

Member Investments

Table 19 shows the components of our member investments included in total debt outstanding as of August 31, 2014 and May 31, 2014.

Table 19: Member Investments

	August 31, 2014		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$794,439	29%	$838,074	30%	$(43,635)
Select notes	600,545	99	544,510	99	56,035
Daily liquidity fund notes	568,080	98	486,501	100	81,579
Medium-term notes	544,917	19	498,262	18	46,655
Members’ subordinated certificates	1,583,334	100	1,612,227	100	(28,893)
Total	$4,091,315		$3,979,574		$111,741

Percentage of total debt outstanding	20%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,133 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

As of August 31, 2014, cash, investments and time deposits totaled $973 million. The interest rate earned on the investments and time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the three months ended August 31, 2014, cash flows provided by operating activities were $124 million compared with $137 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

As of August 31, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures. Table 20 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended August 31, 2014 and May 31, 2014.

Table 20: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	August 31, 2014	May 31, 2014

Minimum average adjusted TIER over six most recent fiscal quarters (1)	1.025	1.31	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	5.83	5.79
____________________________
(1) In addition to the adjustments made to the leverage ratio set forth under "Non-GAAP Financial Measures," senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s and S&P. The TIER and debt-to-equity calculations include the adjustments set forth under "Non-GAAP Financial Measures" and exclude the results of operations and other comprehensive income for CAH.
(2) We must meet this requirement to retire patronage capital.

The revolving credit agreements prohibit liens on loans to members except liens:

•	under our indentures,

•	related to taxes that are not delinquent or contested,

•	stemming from certain legal proceedings that are being contested in good faith,

•	created by CFC to secure guarantees by CFC of indebtedness, the interest on which is excludable from the gross income of the recipient for federal income tax purposes,

•	granted by any subsidiary to CFC, and

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of August 31, 2014, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,769 million.

The revolving credit agreements limit total investments in foreclosed assets held by Caribbean Asset Holdings ("CAH") to $275 million without consent by the required banks. These investments did not exceed this limit as of August 31, 2014.

Table 21 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of August 31, 2014 and May 31, 2014.

Table 21: Financial Ratios under Indentures

		Actual
	Requirement	August 31, 2014	May 31, 2014
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.84	6.74
____________________________
(1) The ratio calculation includes the adjustments made to the leverage ratio under "Non-GAAP Financial Measures," with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

We are required to pledge collateral equal to at least 100% of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with Farmer Mac. In addition, we are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt to the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See "Note 3—Loans and Commitments—Pledging of Loans and Loans on Deposit" for additional information related to collateral.

Table 22 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of August 31, 2014 and May 31, 2014.

Table 22: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	August 31, 2014	May 31, 2014
Collateral trust bonds 1994 indenture	100%	150%	115%	117%
Collateral trust bonds 2007 indenture	100	150	113	114
Farmer Mac	100	150	129	114
Clean Renewable Energy Bonds Series 2009A	100	150	114	117
Federal Financing Bank Series (1) (2)	100	150	117	118
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. As of August 31, 2014, unadvanced loan commitments totaled $13,723 million. Of that total, $2,557 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 32% of these committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 68% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,166 million of unadvanced loan commitments as of August 31, 2014 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. It has been our history that we do not see significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of August 31, 2014.

We currently expect to make long-term loan advances totaling approximately $1,875 million to our members over the next 12 months.

Interest Expense on Debt

For the three months ended August 31, 2014, interest expense on debt was $157 million, representing an average cost of 3.05% compared with 3.26% for the three months ended August 31, 2013. For the past three fiscal years, interest expense on debt has averaged $685 million. As of August 31, 2014, 80% of outstanding debt had a fixed interest rate and 20% had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 23 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of August 31, 2014.

Table 23: Principal Maturity of Long-term Debt

(Dollars in thousands)	Amount Maturing (1)	Percentage of Total
May 31, 2015	$1,015,573	6%
May 31, 2016	1,582,654	10
May 31, 2017	1,491,890	9
May 31, 2018	777,732	5
May 31, 2019	1,826,913	11
Thereafter	9,543,651	59
Total	$16,238,413	100%
____________________________
(1)Excludes loan subordinated certificates totaling $127 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

CFC has made annual retirements of allocated net earnings in 34 of the last 35 fiscal years. In July 2014, the CFC Board of Directors approved the allocation of $79 million from fiscal year 2014 net earnings to CFC’s members. CFC made a cash payment of $40 million to its members in September 2014 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

MARKET RISK

Market risk is the potential for adverse changes in the value of our assets and liabilities resulting from changes in market variables such as interest rates, volatilities or credit spreads. Interest rate risk represents our primary market risk.

Interest Rate Risk

Our interest rate risk exposure is related to the funding of the fixed-rate loan portfolio. The Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. Our Asset Liability Committee monitors interest rate risk and generally meets monthly to review and discuss information such as national economic forecasts, federal funds and interest rate forecasts, interest rate gap analysis, our liquidity position, loan and debt maturities, short-term and long-term funding needs, anticipated loan demands, credit concentration risk, derivative counterparty exposure and financial forecasts. The Asset Liability Committee also discusses the composition of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches, and interest rate swap transactions.

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year, which is presented in Table 24 below. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued at rates below our long-term cost of funding and with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 9% and 10% of our total loan portfolio as of August 31, 2014 and May 31, 2014, respectively.

Interest Rate Gap Analysis

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See "Non-GAAP Financial Measures" for further explanation and a reconciliation of the adjustments to TIER.

Table 24 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of August 31, 2014.

Table 24: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/15	Two Years 6/1/15 to 5/31/17	Two Years 6/1/17 to 5/31/19	Five Years 6/1/19 to 5/31/24	Ten Years 6/1/24 to 5/31/34	6/1/34 and Thereafter	Total
Assets amortization and repricing	$1,926	$3,805	$2,920	$4,332	$4,162	$1,394	$18,539
Liabilities and members’ equity:
Long-term debt	$1,289	$3,001	$3,462	$3,606	$2,866	$479	$14,703
Subordinated certificates	89	108	78	325	644	722	1,966
Members’ equity (1)	—	—	—	—	991	193	1,184
Total liabilities and members’ equity	$1,378	$3,109	$3,540	$3,931	$4,501	$1,394	$17,853
Gap (2)	$548	$696	$(620)	$401	$(339)	$—	$686

Cumulative gap	548	1,244	624	1,025	686	686
Cumulative gap as a % of total assets	2.47%	5.60%	2.81%	4.61%	3.09%	3.09%
Cumulative gap as a % of adjusted total assets(3)	2.48	5.64	2.83	4.65	3.11	3.11
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.

(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity included in Table 24.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

We had $18,539 million of fixed-rate assets amortizing or repricing as of August 31, 2014. These assets were funded by $14,703 million of fixed-rate liabilities maturing during the next 30 years and $3,150 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $686 million reflects the amount of fixed-rate assets that are funded with short-term debt as of August 31, 2014. The gap of $686 million represented 3.09% of total assets and 3.11% of total assets excluding derivative assets, or adjusted total assets, as of August 31, 2014.

Our Asset Liability Committee believes that it is appropriate to maintain an unmatched position on our fixed-rate assets that represents a small percentage of adjusted total assets. This small unmatched position allows the necessary flexibility to ensure that we are able to match the current maturing portion of long-term fixed rate loans based on maturity date and the opportunity in the current low interest rate environment to maximize the gross yield on our fixed rate assets without taking what we would consider to be excessive risk. Funding fixed-rate loans with short-term debt increases interest rate and liquidity risk, as the maturing debt would need to be replaced to fund the fixed-rate loans through their repricing or maturity date. We manage interest rate risk through the use of derivatives and by limiting the amount of fixed-rate assets that can be funded by short-term debt to a specified percentage of adjusted total assets based on market conditions. We discuss how we manage our liquidity risk above under "Liquidity Risk.

NON-GAAP FINANCIAL MEASURES

In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. We provide a reconciliation of our adjusted measures to the most comparable GAAP measures in this section. We believe these adjusted non-GAAP metrics provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted measures.

Statements of Operations Non-GAAP Adjustments and Calculation of TIER

Table 25 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 25: Adjusted Financial Measures — Income Statement

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Interest expense	$(156,552)	$(167,585)
Plus: Derivative cash settlements	(20,101)	(16,685)
Adjusted interest expense	$(176,653)	$(184,270)

Net interest income	$80,739	$73,486
Less: Derivative cash settlements	(20,101)	(16,685)
Adjusted net interest income	$60,638	$56,801

Net income	$20,612	$158,266
Less: Derivative forward value	29,777	(123,069)
Adjusted net income	$50,389	$35,197

TIER Calculation

Table 26 presents our TIER and adjusted TIER for the three months ended August 31, 2014 and 2013.

Table 26: TIER and Adjusted TIER

	Three Months Ended August 31,
	2014	2013
TIER (1)	1.13	1.94

Adjusted TIER (2)	1.29	1.19
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 27 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics.

Table 27: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	August 31, 2014	May 31, 2014
Total liabilities	$21,276,988	$21,262,369
Less:
Derivative liabilities	(373,931)	(388,208)
Debt used to fund loans guaranteed by RUS	(200,535)	(201,863)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates	(1,583,334)	(1,612,228)
Adjusted liabilities	$18,719,188	$18,660,070

Total equity	$953,480	$970,374
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	185,181	224,722
Year-to-date derivative forward value (income) loss	29,777	(39,541)
Accumulated other comprehensive income (1)	(6,083)	(6,320)
Plus:
Subordinated certificates	1,583,334	1,612,228
Subordinated deferrable debt	400,000	400,000
Adjusted total equity	$3,145,689	$3,161,463
Guarantees (2)	$981,540	$1,064,822
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $2 million of accumulated other comprehensive income and $0.4 million of accumulated other comprehensive loss at August 31, 2014 and May 31, 2014, respectively, related to the unrecognized gains on our investments. It also excludes $2 million of accumulated other comprehensive loss related to foreclosed assets at August 31, 2014 and May 31, 2014, respectively.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 28 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of August 31, 2014 and May 31, 2014.

Table 28: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	August 31, 2014	May 31, 2014
Leverage ratio (1)	23.34	23.01
Adjusted leverage ratio (2)	6.26	6.24
Debt-to-equity ratio (3)	22.32	21.91
Adjusted debt-to-equity ratio (4)	5.95	5.90
____________________________
(1) Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(2) Calculated based on adjusted total liabilities and guarantees at period end divided by adjusted total equity at period end, such calculation is presented in Table 27 above.
(3) Calculated based on total liabilities at period end divided by total equity at period end.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end, such calculation is presented in Table 27 above.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Interest income	$237,291	$241,071
Interest expense	(156,552)	(167,585)
Net interest income	80,739	73,486
Provision for loan losses	6,771	(1,278)
Net interest income after provision for loan losses	87,510	72,208
Non-interest income:
Fee and other income	4,357	4,156
Derivative (losses) gains, net	(49,878)	106,384
Results of operations of foreclosed assets	(2,699)	(4,049)
Total non-interest income	(48,220)	106,491
Non-interest expense:
Salaries and employee benefits	(10,797)	(10,328)
Other general and administrative expenses	(7,746)	(8,287)
Provision for guarantee liability	67	31
Other	(6)	(148)
Total non-interest expense	(18,482)	(18,732)
Income before income taxes	20,808	159,967
Income tax expense	(196)	(1,701)
Net income	20,612	158,266
Less: Net income attributable to noncontrolling interests	(211)	(2,718)
Net income attributable to CFC	$20,401	$155,548

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Net income	$20,612	$158,266
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	2,700	(3,909)
Reclassification of derivative gains to net income	(241)	(246)
Other comprehensive income (loss)	2,459	(4,155)
Total comprehensive income	23,071	154,111
Less: Total comprehensive income attributable to noncontrolling interest	(208)	(2,714)
Total comprehensive income attributable to CFC	$22,863	$151,397

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2014	May 31, 2014
Assets:
Cash and cash equivalents	$320,570	$338,715
Restricted cash	1,025	520
Investments	82,877	55,177
Time deposits	570,000	550,000
Loans to members	20,484,578	20,476,642
Less: Allowance for loan losses	(49,711)	(56,429)
Loans to members, net	20,434,867	20,420,213
Accrued interest and other receivables	196,536	200,656
Fixed assets, net	108,128	107,070
Debt service reserve funds	38,319	39,353
Debt issuance costs, net	40,963	42,058
Foreclosed assets, net	243,165	245,651
Derivative assets	165,563	209,759
Other assets	28,455	23,571
Total assets	$22,230,468	$22,232,743

Liabilities:
Short-term debt	$4,173,390	$4,099,331
Accrued interest payable	183,480	118,381
Long-term debt	14,382,775	14,513,284
Patronage capital retirement payable	39,662	—
Deferred income	79,534	78,040
Derivative liabilities	373,931	388,208
Subordinated deferrable debt	400,000	400,000
Members’ subordinated certificates:
Membership subordinated certificates	644,881	644,944
Loan and guarantee subordinated certificates	690,883	699,723
Member capital securities	247,570	267,560
Total members’ subordinated certificates	1,583,334	1,612,227
Other liabilities	60,882	52,898
Total liabilities	21,276,988	21,262,369

Commitments and contingencies

Equity:
CFC equity:
Retained equity	920,324	939,888
Accumulated other comprehensive income	6,111	3,649
Total CFC equity	926,435	943,537
Noncontrolling interest	27,045	26,837
Total equity	953,480	970,374
Total liabilities and equity	$22,230,468	$22,232,743
See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Education Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	CFC Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	—	—	—	20,401	20,401	—	20,401	211	20,612
Other comprehensive income (loss)	—	—	—	—	—	2,462	2,462	(3)	2,459
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(303)	(1)	1	—	(303)	—	(303)	—	(303)
Balance as of August 31, 2014	$2,448	$590,677	$485,448	$(158,249)	$920,324	$6,111	$926,435	$27,045	$953,480

Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	$791,090	$8,381	$799,471	$11,790	$811,261
Net income	—	—	—	155,548	155,548	—	155,548	2,718	158,266
Other comprehensive loss	—	—	—	—	—	(4,151)	(4,151)	(4)	(4,155)
Patronage capital retirement	—	(40,724)	—	—	(40,724)	—	(40,724)	—	(40,724)
Other	(276)	—	—	—	(276)	—	(276)	1,093	817
Balance as of August 31, 2013	$2,229	$550,857	$410,259	$(57,707)	$905,638	$4,230	$909,868	$15,597	$925,465

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$20,612	$158,266
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(2,895)	(2,830)
Amortization of debt issuance costs and deferred charges	1,759	1,865
Amortization of discount on long-term debt	1,948	1,333
Amortization of issuance costs for revolving bank lines of credit	709	611
Depreciation	1,461	1,457
Provision for loan losses	(6,771)	1,278
Provision for guarantee liability	(67)	(31)
Results of operations of foreclosed assets	2,699	4,049
Derivative forward value	29,777	(123,069)
Changes in operating assets and liabilities:
Accrued interest and other receivables	(2,476)	2,568
Accounts payable	8,874	16,045
Accrued interest payable	65,099	66,018
Deferred income	4,389	18,502
Other	(1,060)	(9,010)
Net cash provided by operating activities	124,058	137,052
Cash flows from investing activities:
Advances on loans	(1,987,198)	(2,183,485)
Principal collections on loans	1,979,315	2,074,710
Net investment in fixed assets	(2,485)	(1,173)
Proceeds from foreclosed assets	2,187	6,442
Investments in foreclosed assets	(2,400)	(10,019)
Investments in time deposits	(20,000)	—
Investments in equity securities	(25,000)	—
Change in restricted cash	(505)	(478)
Net cash used in investing activities	(56,086)	(114,003)
Cash flows from financing activities:
Proceeds from issuances of short-term debt, net	86,389	316,571
Proceeds from issuances of short-term debt with original maturity greater than 90 days	132,739	273,568
Repayments of short term-debt with original maturity greater than 90 days	(145,069)	(189,956)
Issuance costs for revolving bank lines of credit	—	(369)
Proceeds from issuance of long-term debt	216,456	815,066
Payments for retirement of long-term debt	(349,577)	(1,048,931)
Issuance costs for subordinated debt	—	(150)
Proceeds from issuance of members’ subordinated certificates	39,238	518
Payments for retirement of members’ subordinated certificates	(66,293)	(3,892)
Net cash (used in) provided by financing activities	(86,117)	162,425
Net (decrease) increase in cash and cash equivalents	(18,145)	185,474
Beginning cash and cash equivalents	338,715	177,062
Ending cash and cash equivalents	$320,570	$362,536

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$87,037	$97,758
Cash paid for income taxes	8	3
Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$39,662	$39,630
Net decrease in debt service reserve funds/debt service reserve certificates	(1,034)	(450)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. The entities controlled by CFC that hold foreclosed assets include Denton Realty Partners, LP (“DRP”) and Caribbean Asset Holdings (“CAH”). DRP holds assets primarily consisting of a land development loan and limited partnership interest in certain real estate developments and related receivables, developed lots and retail land. CAH holds assets primarily consisting of our investment in cable and telecommunications operating entities in the United States Virgin Islands, British Virgin Islands and St. Maarten. Intercompany accounts and transactions have been eliminated in consolidation. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and consolidated entities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC's Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (the "2014 Form 10-K").

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The most significant reclassification relates to the presentation of short-term and long-term debt. Effective August 31, 2014, we began classifying debt as either short-term or long-term based on the original contractual maturity at issuance. For reporting periods prior to August 31, 2014, we reported long-term debt maturing within one year as part of our short-term debt. The debt reclassification had no impact on our debt ratios or financial covenants.

Variable Interest Entities

We are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of variable interests in RTFC and NCSC due to its exposure to absorbing the majority of their expected losses.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. CFC is the primary source of funding to, and manages the lending activities of, NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. As of August 31, 2014, CFC had guaranteed $85 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $91 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheets. As of August 31, 2014, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. As of August 31, 2014, RTFC had total assets of $558 million including loans outstanding to members of $437 million, and NCSC had total assets of $663 million including loans outstanding of $639 million. As of August 31, 2014, CFC had committed to lend RTFC up to $4,000 million, of which $425 million was outstanding. As of August 31, 2014, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $709 million was outstanding, representing $624 million of outstanding loans and $85 million of credit enhancements.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three months ended August 31, 2014 and 2013.

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Interest on long-term fixed-rate loans	$219,416	$224,583
Interest on long-term variable-rate loans	5,360	4,828
Interest on line of credit loans	6,942	7,572
Interest on restructured loans	—	136
Interest on investments	2,572	1,936
Fee income(1)	3,001	2,016
Total interest income	$237,291	$241,071
____________________________
(1) Primarily related to conversion fees, which are deferred and recognized in interest income over the original loan interest rate pricing term using the effective interest method. Also includes a small portion of conversion fees that are intended to cover the administrative costs related to the conversion, which are recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $75 million and $73 million as of August 31, 2014 and May 31, 2014, respectively.

Interest Expense

The following table presents the components of interest expense for the three months ended August 31, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Interest expense on debt:(1)
Short-term debt	$1,274	$1,432
Medium-term notes	16,719	21,571
Collateral trust bonds	74,767	76,798
Subordinated deferrable debt	4,750	4,750
Subordinated certificates	16,780	20,626
Long-term notes payable	38,434	37,939
Debt issuance costs(2)	1,793	1,865
Fee expense(3)	2,035	2,604
Total interest expense	$156,552	$167,585
____________________________
(1) Represents interest expense and the amortization of discounts on debt.
(2) Primarily consists of underwriter’s fees, legal fees, printing costs and certain accounting fees, which are deferred and recognized in interest expense using the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized immediately as incurred.
(3) Reflects various fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Amounts are recognized as incurred or amortized on a straight-line basis over the life of the agreement.

We exclude indirect costs, if any, related to funding activities from interest expense.

Recently Issued but Not Yet Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2018. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC's primary business and source of revenue is from lending.

NOTE 2—INVESTMENT SECURITIES

Our investment portfolio consists of preferred stock and common stock of Federal Agricultural Mortgage Corporation ("Farmer Mac"). As of August 31, 2014 and May 31, 2014, our investments in preferred stock and common stock were classified as available for sale and therefore recorded in the condensed consolidated balance sheets at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

The following tables summarize our available-for-sale securities as of August 31, 2014 and May 31, 2014.

	August 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Farmer Mac Series A Preferred Stock	$30,000	$—	$(444)	$29,556
Farmer Mac Series B Preferred Stock	25,000	895	—	25,895
Farmer Mac Series C Preferred Stock	25,000	287	—	25,287
Farmer Mac Class A Common Stock	538	1,601	—	2,139
Total available-for-sale securities	$80,538	$2,783	$(444)	$82,877

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Farmer Mac Series A Preferred Stock	$30,000	$—	$(2,220)	$27,780
Farmer Mac Series B Preferred Stock	25,000	500	—	25,500
Farmer Mac Class A Common Stock	538	1,359	—	1,897
Total available-for-sale securities	$55,538	$1,859	$(2,220)	$55,177

As of August 31, 2014, our Farmer Mac Series A preferred stock was in a continuous unrealized loss position for 12 months or longer. The unrealized loss position was due to changes in interest rates and not attributable to a deterioration in the credit quality of the issuer. We do not intend to sell this investment in the foreseeable future and we expect to fully recover our cost.

NOTE 3—LOANS AND COMMITMENTS

Loans outstanding to members and unadvanced commitments, by loan type and member class, are summarized as follows as of August 31, 2014 and May 31, 2014.

	August 31, 2014		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$18,353,930	$—	$18,175,656	$—
Long-term variable-rate loans	684,141	4,560,565	753,918	4,710,273
Loans guaranteed by RUS	200,535	—	201,863	—
Line of credit loans	1,236,265	9,162,418	1,335,488	9,201,805
Total loans outstanding (3)	20,474,871	13,722,983	20,466,925	13,912,078
Deferred origination costs	9,707	—	9,717	—
Loans to members	$20,484,578	$13,722,983	$20,476,642	$13,912,078

Member class:(2)
CFC:
Distribution	$15,198,932	$9,224,128	$15,035,365	$9,531,315
Power supply	4,133,998	3,050,566	4,086,163	3,025,423
Statewide and associate	66,587	121,719	67,902	105,961
CFC total	19,399,517	12,396,413	19,189,430	12,662,699
RTFC	436,852	298,415	449,546	304,500
NCSC	638,502	1,028,155	827,949	944,879
Total loans outstanding	$20,474,871	$13,722,983	$20,466,925	$13,912,078
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes nonperforming and restructured loans.
(3) Includes the unpaid principal balance excluding deferred loan origination costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unadvanced Loan Commitments

A total of $2,557 million and $2,274 million of unadvanced commitments as of August 31, 2014 and May 31, 2014, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit as of August 31, 2014 and the related maturities by fiscal year and thereafter as follows:

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,556,905	$—	$61,000	$462,312	$790,275	$1,098,318	$145,000

The remaining unadvanced commitments totaling $11,166 million and $11,638 million as of August 31, 2014 and May 31, 2014, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

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

During the three months ended August 31, 2014 and 2013, we sold CFC loans with outstanding balances totaling $2 million and $11 million, respectively, at par for cash.

Payment Status of Loans

The tables below show an analysis of the age of the recorded investment in loans outstanding by member class as of August 31, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,198,905	$27	$—	$27	$15,198,932	$7,584
Power supply	4,133,998	—	—	—	4,133,998	—
Statewide and associate	66,587	—	—	—	66,587	—
CFC total	19,399,490	27	—	27	19,399,517	7,584
RTFC	436,730	122	—	122	436,852	1,695
NCSC	638,502	—	—	—	638,502	330
Total loans outstanding	$20,474,722	$149	$—	$149	$20,474,871	$9,609

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%

	May 31, 2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,035,365	$—	$—	$—	$15,035,365	$7,584
Power supply	4,086,163	—	—	—	4,086,163	—
Statewide and associate	67,902	—	—	—	67,902	—
CFC total	19,189,430	—	—	—	19,189,430	7,584
RTFC	449,546	—	—	—	449,546	1,695
NCSC	827,949	—	—	—	827,949	400
Total loans outstanding	$20,466,925	$—	$—	$—	$20,466,925	$9,679

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of August 31, 2014 and May 31, 2014.

	August 31, 2014			May 31, 2014
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,187,750	$11,182	$15,198,932	$15,018,642	$16,723	$15,035,365
Power supply	4,133,998	—	4,133,998	4,086,163	—	4,086,163
Statewide and associate	66,312	275	66,587	67,625	277	67,902
CFC total	19,388,060	11,457	19,399,517	19,172,430	17,000	19,189,430
RTFC	435,157	1,695	436,852	447,851	1,695	449,546
NCSC	636,406	2,096	638,502	825,736	2,213	827,949
Total loans outstanding	$20,459,623	$15,248	$20,474,871	$20,446,017	$20,908	$20,466,925

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by company as of August 31, 2014 and May 31, 2014.

	August 31, 2014
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$17,335,025	94%	$1,018,905	6%	$18,353,930
Long-term variable-rate loans	597,893	87	86,248	13	684,141
Loans guaranteed by RUS	200,535	100	—	—	200,535
Line of credit loans	142,027	11	1,094,238	89	1,236,265
Total loans outstanding	$18,275,480	89	$2,199,391	11	$20,474,871

Company:
CFC	$17,437,542	90%	$1,961,975	10%	$19,399,517
RTFC	419,694	96	17,158	4	436,852
NCSC	418,244	66	220,258	34	638,502
Total loans outstanding	$18,275,480	89	$2,199,391	11	$20,474,871

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2014
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$17,185,456	95%	$990,200	5%	$18,175,656
Long-term variable-rate loans	650,211	86	103,707	14	753,918
Loans guaranteed by RUS	201,863	100	—	—	201,863
Line of credit loans	311,103	23	1,024,385	77	1,335,488
Total loans outstanding	$18,348,633	90	$2,118,292	10	$20,466,925

Company:
CFC	$17,313,990	90%	$1,875,440	10%	$19,189,430
RTFC	429,626	96	19,920	4	449,546
NCSC	605,017	73	222,932	27	827,949
Total loans outstanding	$18,348,633	90	$2,118,292	10	$20,466,925

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three months ended August 31, 2014 and 2013.

	Three Months Ended August 31, 2014
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(5,192)	6	(1,585)	(6,771)
Recoveries of loans previously charged-off	53	—	—	53
Balance as of August 31, 2014	$40,461	$4,288	$4,962	$49,711

	Three Months Ended August 31, 2013
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	2,037	(661)	(98)	1,278
Recoveries of loans previously charged-off	53	—	—	53
Balance as of August 31, 2013	$43,336	$8,497	$3,823	$55,656
____________________________
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC.

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a general allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of August 31, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$40,461	$3,656	$4,962	$49,079
Individually evaluated	—	632	—	632
Total ending balance of the allowance	$40,461	$4,288	$4,962	$49,711

Recorded investment in loans:
Collectively evaluated	$19,391,933	$435,157	$638,172	$20,465,262
Individually evaluated	7,584	1,695	330	9,609
Total recorded investment in loans	$19,399,517	$436,852	$638,502	$20,474,871

Loans to members, net (1)	$19,359,056	$432,564	$633,540	$20,425,160

	May 31, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$45,600	$3,876	$6,527	$56,003
Individually evaluated	—	406	20	426
Total ending balance of the allowance	$45,600	$4,282	$6,547	$56,429

Recorded investment in loans:
Collectively evaluated	$19,181,846	$447,851	$827,549	$20,457,246
Individually evaluated	7,584	1,695	400	9,679
Total recorded investment in loans	$19,189,430	$449,546	$827,949	$20,466,925

Loans to members, net(1)	$19,143,830	$445,264	$821,402	$20,410,496
____________________________
(1) Excludes deferred origination costs of $10 million as of August 31, 2014 and May 31, 2014.

Impaired Loans

Our recorded investment in individually-impaired loans and the related specific valuation allowance is summarized below by member class as of August 31, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2014		May 31, 2014
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,584	$—	$7,584	$—
NCSC	330	—	—	—
Total	7,914	—	7,584	—

With a specific allowance recorded:
NCSC	—	—	400	20
RTFC	1,695	632	1,695	406
Total	1,695	632	2,095	426
Total impaired loans	$9,609	$632	$9,679	$426

The recorded investment for impaired loans was equal to the total unpaid principal balance for impaired loans as of August 31, 2014 and May 31, 2014.

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class for the three months ended August 31, 2014 and 2013.

	Three Months Ended August 31,
	2014	2013	2014	2013
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,584	$20,648	$—	$136
CFC/Power Supply	—	5,000	—	—
NCSC	364	—	—	—
RTFC	1,695	10,382	—	—
Total impaired loans	$9,643	$36,030	$—	$136

Nonperforming and Restructured Loans

Nonperforming and restructured loans outstanding and unadvanced commitments to members are summarized as follows by loan type and by company as of August 31, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2014		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Nonperforming and restructured loans:
Nonperforming loans:
RTFC:
Long-term variable-rate loans	$1,695	$—	$1,695	$—
NCSC:
Line of credit loans	—	—	400	—
Total nonperforming loans	$1,695	$—	$2,095	$—

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,584	$—	$7,584	$—
NCSC:
Line of credit loans	330	—	—	—
Total restructured loans	$7,914	$—	$7,584	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three months ended August 31, 2014 and 2013.

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Nonperforming loans	$26	$179
Restructured loans	137	—
Total	$163	$179

As of August 31, 2014 and May 31, 2014, nonperforming loans totaled $2 million, or 0.01%, of loans outstanding. One borrower in this group is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. It is currently anticipated that even with the sale of the business, there will not be sufficient funds to repay the full amount owed. We have approval rights with respect to the sale of this company.

As of August 31, 2014 and May 31, 2014, we had restructured loans totaling $8 million, or 0.04%, of loans outstanding, all of which were performing according to their restructured terms. No interest was accrued on restructured loans during the three months ended August 31, 2014, compared with approximately $0.1 million of interest income during the same prior year period.

We believe our allowance for loan losses was appropriate to cover the losses inherent in our loan portfolio as of August 31, 2014.

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding (see "Note 5—Short-Term Debt and Credit Arrangements" and "Note 6—Long-Term Debt") as of August 31, 2014 and May 31, 2014.

(Dollars in thousands)	August 31, 2014	May 31, 2014
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$5,931,485	$5,987,767
RUS guaranteed loans qualifying as permitted investments	160,219	161,372
Total pledged collateral	$6,091,704	$6,149,139
Collateral trust bonds outstanding	5,397,711	5,397,711

1994 indenture:
Distribution system mortgage notes	$986,226	$1,005,058
Collateral trust bonds outstanding	860,000	860,000

Farmer Mac:
Distribution and power supply system mortgage notes	$1,876,550	$1,907,607
Notes payable outstanding	1,455,313	1,667,505

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$20,863	$21,398
Cash	605	520
Total pledged collateral	$21,468	$21,918
Notes payable outstanding	18,230	18,230

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See "Note 5—Short-Term Debt and Credit Arrangements" and "Note 6—Long-Term Debt."

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of August 31, 2014 and May 31, 2014.

(Dollars in thousands)	August 31, 2014	May 31, 2014
Federal Financing Bank:
Distribution and power supply system mortgage notes on deposit	$5,031,779	$5,076,428
Notes payable outstanding	4,295,250	4,299,000

NOTE 4—FORECLOSED ASSETS

Assets received in satisfaction of loan receivables are initially recorded at fair value less estimated costs to sell when received and are subsequently periodically evaluated for impairment. These assets are classified on the condensed consolidated balance sheets as foreclosed assets. All foreclosed assets were held by CAH and DRP, wholly-owned subsidiaries of CFC, as of August 31, 2014 and May 31, 2014. Foreclosed asset activity as of and for the three months ended August 31, 2014 is summarized below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2014
(Dollars in thousands)	CAH	DRP	Total
Balance as of May 31, 2014	$239,119	$6,532	$245,651
Results of operations	(2,621)	(78)	(2,699)
Net cash investments	213	—	213
Balance as of August 31, 2014	$236,711	$6,454	$243,165

CAH had total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets, of $293 million and $295 million as of August 31, 2014 and May 31, 2014, respectively. CAH had total liabilities of $238 million and $236 million as of August 31, 2014 and May 31, 2014, respectively. CAH's total liabilities included loans and interest payable to CFC, which is eliminated in consolidation, of $182 million and $180 million as of August 31, 2014 and May 31, 2014, respectively.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of August 31, 2014 and May 31, 2014.

(Dollars in thousands)	August 31, 2014	May 31, 2014
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,959,894	$1,973,557
Commercial paper sold directly to members, at par (1)	794,439	838,074
Commercial paper sold directly to non-members, at par (1)	19,793	20,315
Select notes	608,046	548,610
Daily liquidity fund notes	582,373	486,501
Bank bid notes	—	20,000
Medium-term notes sold to members	208,845	212,274
Total short-term debt	$4,173,390	$4,099,331
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.

As indicated in "Note 1—Summary of Significant Accounting Policies", effective August 31, 2014, we began classifying debt as either short-term or long-term based on the original contractual maturity at issuance. For reporting periods prior to August 31, 2014, we reported long-term debt maturing within one year as part of our short-term debt. The amount reclassified from short-term debt to long-term debt as of May 31, 2014 was $1,300 million.

Revolving Credit Agreements

As of August 31, 2014 and May 31, 2014, we had $3,226 million of commitments under revolving credit agreements. We had the ability to request up to $100 million of letters of credit under each agreement in place as of August 31, 2014, which would then reduce the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements as of August 31, 2014 and May 31, 2014.

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	August 31, 2014	May 31, 2014	August 31, 2014	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,036,000	$1,036,000	$—	$—	October 28, 2016	10 basis points
Four-year agreement	1,122,500	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	1,065,609	1,065,609	1,891	1,891	October 28, 2018	10 basis points
Total	$3,224,109	$3,224,109	$1,891	$1,891
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements as of August 31, 2014 and May 31, 2014.

		Actual
	Requirement	August 31, 2014	May 31, 2014
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.31	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23
Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.83	5.79
____________________________
(1) In addition to the adjustments made to the leverage ratio set forth in "Item 7. MD&A—Non-GAAP Financial Measures," senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s Investors Service ("Moody's") and Standard & Poor’s Corporation ("S&P"). The TIER and debt-to-equity calculations include the adjustments set forth in "Item 7. MD&A—Non-GAAP Financial Measures" and exclude the results of operations and other comprehensive income for CAH.
(2) We must meet this requirement to retire patronage capital.

As of August 31, 2014 and May 31, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of August 31, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	August 31, 2014	May 31, 2014
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,261,861	$2,228,459
Medium-term notes sold to members	336,072	285,988
Subtotal medium-term notes	2,597,933	2,514,447
Unamortized discount	(416)	(418)
Total unsecured medium-term notes	2,597,517	2,514,029
Guaranteed Underwriter Program notes payable	4,295,250	4,299,000
Other unsecured notes payable	35,075	35,075
Subtotal unsecured notes payable	4,330,325	4,334,075
Unamortized discount	(732)	(770)
Total unsecured notes payable	4,329,593	4,333,305
Total unsecured long-term debt	6,927,110	6,847,334
Secured long-term debt:
Collateral trust bonds	6,257,711	6,257,711
Unamortized discount	(275,589)	(277,496)
Total collateral trust bonds	5,982,122	5,980,215
Farmer Mac notes payable	1,455,313	1,667,505
Other secured notes payable	18,230	18,230
Total secured notes payable	1,473,543	1,685,735
Total secured long-term debt	7,455,665	7,665,950
Total long-term debt	$14,382,775	$14,513,284

As of August 31, 2014 and May 31, 2014, we had unsecured notes payable totaling $4,295 million and $4,299 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of August 31, 2014, $4,295 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See "Note 3—Loans and Commitments" for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. On November 21, 2013, we closed a $500 million commitment from RUS to guarantee a loan from the Federal Financing Bank as part of the Guaranteed Underwriter Program that is available for advance through October 15, 2016. Advances under this facility have a 20-year maturity repayment period. As of August 31, 2014, we had up to $624 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank under this program. On September 22, 2014, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under Federal Financing Bank loan facilities with a 20-year maturity repayment period during the three-year period following the date of closing.

As of August 31, 2014 and May 31, 2014, secured notes payable include $1,455 million and $1,668 million, respectively, in debt outstanding to Farmer Mac under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term.

The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See "Note 3—Loans and Commitments" for additional information on the collateral pledged to secure notes payable under these programs.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

We had $400 million of 4.75% outstanding subordinated deferrable debt, due in 2043, as of August 31, 2014 and May 31, 2014. Our current outstanding subordinated deferrable debt is callable at par on or after April 30, 2023.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Use of Derivatives

We are an end user of derivative financial instruments and do not engage in derivative trading. We use derivatives, primarily interest rate swaps and treasury rate locks, to manage interest rate risk. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter ("OTC") derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions.

Accounting for Derivatives

In accordance with the accounting standards for derivatives and hedging activities, we record derivative instruments at fair value as either a derivative asset or derivative liability on our condensed consolidated balance sheets. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. Derivatives in a gain position are reported as derivative assets on our condensed consolidated balance sheets, while derivatives in a loss position are reported as derivative liabilities. Accrued interest related to derivatives is reported on our condensed consolidated balance sheets as a component of either accrued interest and other receivables or accrued interest payable.

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified from accumulated other comprehensive income (“AOCI”) to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of operations.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of August 31, 2014 or May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of August 31, 2014 and May 31, 2014. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate ("LIBOR") for either the pay or receive leg of the swap agreement.

	August 31, 2014			May 31, 2014
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,470,038	3.31%	0.22%	$5,322,809	3.33%	0.21%
Receive-fixed swaps	2,949,000	0.83	3.60	3,124,000	0.85	3.62
Total interest rate swaps	$8,419,038	2.45	1.40	$8,446,809	2.41	1.48

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of August 31, 2014 and May 31, 2014. The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined; however, it is not the amount exchanged.

	August 31, 2014		May 31, 2014
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$165,563	$3,583,308	$209,759	$3,817,593
Derivative liabilities	373,931	4,835,730	388,208	4,629,216
Total	$(208,368)	$8,419,038	$(178,449)	$8,446,809

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of August 31, 2014 and May 31, 2014, and provides information on the impact of netting provisions and collateral pledged.

	August 31, 2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$165,563	$—	$165,563	$143,973	$—	$21,590
Derivative liabilities:
Interest rate swaps	373,931	—	373,931	143,973	—	229,958

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$209,759	$—	$209,759	$169,700	$—	$40,059
Derivative liabilities:
Interest rate swaps	388,208	—	388,208	169,700	—	218,508

Impact of Derivatives on Condensed Consolidated Statements of Operations

Derivative gains (losses), net reported in our condensed consolidated statements of operations consist of derivative cash settlements and derivative forward value. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts.

The following table presents the components of the derivative gains (losses), net reported in our condensed consolidated statements of operations for our interest rate swaps for the three months ended August 31, 2014 and 2013.

	Three Months Ended August 31,
(Dollars in thousands)	2014	2013
Derivative cash settlements	$(20,101)	$(16,685)
Derivative forward value	(29,777)	123,069
Derivative (losses) gains, net	$(49,878)	$106,384

Impact of Derivative Rating Triggers

The majority of our interest rate swap contracts contain contingent termination features that may be triggered upon a ratings downgrade. The rating triggers, which are not separate financial instruments and do not meet the definition of an embedded derivatives, are based on a downgrade of our senior unsecured credit ratings by Moody’s or S&P to a level specified in the applicable agreement. Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2014. Both Moody’s and S&P had our credit ratings on a stable outlook as of August 31, 2014.

The table below provides information on the notional amount of our derivative contracts with rating triggers as of August 31, 2014 and the impact of a downgrade to Baa1 or BBB+ by Moody's or S&P, respectively. In calculating the payments and collections that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
fall to Baa1/BBB+ (1)	$—	$—	$—	$—
fall below Baa1/BBB+ (1)	6,643,518	(180,213)	28,589	(151,624)
Total	$6,643,518	$(180,213)	$28,589	$(151,624)
____________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Stated senior unsecured credit ratings are for Moody’s and S&P, respectively. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument.

The aggregate fair value, net of credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $178 million as of August 31, 2014.

NOTE 9—EQUITY

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 net earnings to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized the allocation of the fiscal year 2014 net earnings as follows: $75 million to the members’ capital reserve and $79 million to members in the form of patronage. In July 2014, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $40 million, representing 50% of the fiscal year 2014 allocation. This amount was returned to members in cash in September 2014. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of August 31, 2014 and May 31, 2014.

(Dollars in thousands)	August 31, 2014	May 31, 2014
Total by type:
Long-term tax-exempt bonds	$516,745	$518,360
Letters of credit	349,983	431,064
Other guarantees	114,812	115,398
Total	$981,540	$1,064,822

Total by member class:
CFC:
Distribution	$162,585	$165,559
Power supply	757,996	826,231
Statewide and associate	5,341	5,397
CFC total	925,922	997,187
RTFC	2,303	2,304
NCSC	53,315	65,331
Total	$981,540	$1,064,822

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of August 31, 2014, our maximum potential exposure for the $73 million of fixed-rate tax-exempt bonds is $104 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $444 million and $445 million as of August 31, 2014 and May 31, 2014, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $74 million is secured as of August 31, 2014. As of August 31, 2014 and May 31, 2014, the letters of credit include $76 million and $125 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place as of August 31, 2014, we may be required to issue up to an additional $93 million in letters of credit to third parties for the benefit of our members. As of August 31, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, as of August 31, 2014 we had hybrid letter of credit facilities totaling $1,760 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in "Note 3— Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $468 million as of August 31, 2014. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,292 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of August 31, 2014 and May 31, 2014, we had $390 million and $418 million of guarantees, respectively, representing 40% and 39%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of August 31, 2014, we were the liquidity provider for a total of $520 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the three months ended August 31, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of August 31, 2014 and May 31, 2014, we recorded a guarantee liability of $21 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of August 31, 2014 and May 31, 2014 was $2 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $19 million and $20 million as of August 31, 2014 and May 31, 2014, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the three months ended August 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Three Months Ended August 31, 2014
Beginning balance	$22,091
Net change in non-contingent liability	(1,057)
Provision for contingent guarantee liability	(67)
Ending balance	$20,967

Liability as a percentage of total guarantees	2.14%

NOTE 11—FAIR VALUE MEASUREMENT

Fair Value

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets as of August 31, 2014 and May 31, 2014 consisted of investments in common stock and preferred stock, derivative instruments, and collateral-dependent nonperforming loans.

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

Our investments in equity securities consist of investments in Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock, which are recorded in the condensed consolidated balance sheets at fair value. We determine the fair value of these investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three months ended August 31, 2014 and 2013, we recorded an unrealized gain of $3 million and an unrealized loss $4 million, respectively, in accumulated other comprehensive income.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014.

	August 31, 2014		May 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$—	$165,563	$—	$209,759
Derivative liabilities	—	373,931	—	388,208
Investments in common and preferred stock	82,877	—	55,177	—
Deferred compensation investments	4,367	—	4,156	—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of August 31, 2014 and May 31, 2014, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the collateral fair value underlying the loan in estimating the specific allowance for loan loss. To estimate the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable input used in the determination of fair value for the specific nonperforming loans is an EBITDA multiple of 3.5x. The material inputs used in estimating fair value by both internal staff and third-party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for Level 3 assets that are valued using fair values obtained from third-party specialists are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements. The valuation techniques and significant unobservable inputs for assets classified as Level 3 in the fair value hierarchy, which are measured using an internal model, are independently reviewed by other internal staff.

Assets measured at fair value on a non-recurring basis as of August 31, 2014 and May 31, 2014 were classified as Level 3 within the fair value hierarchy. Any increase or decrease to significant unobservable inputs used in the determination of fair value will not have a material impact on the fair value measurement of those assets or to the results of operations of the Company. The following table provides the carrying/fair value of the related individual assets as of August 31, 2014 and May 31, 2014 and the total losses for the three months ended August 31, 2014 and 2013.

	Level 3 Fair Value		Total Losses For The Three Months Ended August 31,
(Dollars in thousands)	August 31, 2014	May 31, 2014	2014	2013
Nonperforming loans, net of specific reserves	$1,063	$1,669	$(226)	$—

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and fair values of our financial instruments as of August 31, 2014 and May 31, 2014 are presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320,570	$320,570	$320,570	$—	$—
Restricted cash	1,025	1,025	1,025	—	—
Investments	82,877	82,877	82,877	—	—
Time deposits	570,000	570,000	—	570,000	—
Deferred compensation investments	4,367	4,367	4,367	—	—
Loans to members, net	20,434,867	21,056,393	—	—	21,056,393
Debt service reserve funds	38,319	38,319	38,319	—	—
Derivative instruments	165,563	165,563	—	165,563	—

Liabilities:
Short-term debt	4,173,390	4,173,503	2,542,373	1,631,130	—
Long-term debt	14,382,775	15,573,897	—	9,662,220	5,911,677
Guarantee liability	20,967	23,747	—	—	23,747
Derivative instruments	373,931	373,931	—	373,931	—
Subordinated deferrable debt	400,000	397,000	—	397,000	—
Members’ subordinated certificates	1,583,334	1,583,334	—	—	1,583,334

	May 31, 2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338,715	$338,715	$338,715	$—	$—
Restricted cash	520	520	520	—	—
Investments	55,177	55,177	55,177	—	—
Time deposits	550,000	550,000	—	550,000	—
Deferred compensation investments	4,156	4,156	4,156	—	—
Loans to members, net	20,420,213	21,000,687	—	—	21,000,687
Debt service reserve funds	39,353	39,353	39,353	—	—
Derivative instruments	209,759	209,759	—	209,759	—

Liabilities:
Short-term debt	4,099,331	4,099,534	2,480,166	1,619,368	—
Long-term debt	14,513,284	15,738,970	—	9,618,645	6,120,325
Guarantee liability	22,091	24,946	—	—	24,946
Derivative instruments	388,208	388,208	—	388,208	—
Subordinated deferrable debt	400,000	385,744	—	385,744	—
Members’ subordinated certificates	1,612,227	1,612,227	—	—	1,612,227

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the three months ended August 31, 2014.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts as of August 31, 2014 and May 31, 2014.

Cash and Cash Equivalents
Cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days. Cash and cash equivalents are valued at the carrying value, which approximates fair value.

Restricted Cash
Restricted cash consists of cash and cash equivalents for which use is contractually restricted. The carrying value of restricted cash approximates fair value.

Investments
Our investments consist of Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock. These securities are classified as available-for-sale and reported at fair value in our condensed consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See "Note 11—Fair Value Measurement" for more details about how we calculate the fair value of certain nonperforming loans.

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

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund notes and medium-term notes. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes and daily liquidity fund notes. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper, non-member commercial paper and select notes, and is determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Short-term debt classified within Level 2 also includes our medium-term notes with an original maturity equal to or less than one year. The fair value of short-term medium-term notes classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as indicative benchmark yields and credit spread assumptions that are provided by third-party pricing services such as our banks that underwrite our other debt transactions.

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

Derivative Instruments
We report derivative instruments at fair value as either an asset or liability in our condensed consolidated balance sheets. Because there is not an active secondary market for the types of interest rate swaps we use, we obtain indicative quotes from the interest rate swap counterparties to estimate fair value on a quarterly basis. The indicative quotes are based on the expected future cash flow and estimated yield curves. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

Commitments
The fair value of our commitments is estimated based on the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

See "Note 11—Fair Value Measurement" for additional information on assets and liabilities reported at fair value on a recurring and non-recurring basis on our condensed consolidated balance sheets.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three months ended August 31, 2014 and 2013, and assets attributable to each segment as of August 31, 2014 and 2013.

	Three Months Ended August 31, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$234,140	$11,807	$(8,656)	$237,291
Interest expense	(156,228)	(8,980)	8,656	(156,552)
Net interest income	77,912	2,827	—	80,739
Provision for loan losses	6,771	—	—	6,771
Net interest income after provision for loan losses	84,683	2,827	—	87,510
Non-interest income:
Fee and other income	4,226	362	(231)	4,357
Derivative losses, net	(49,171)	(707)	—	(49,878)
Results of operations from foreclosed assets	(2,699)	—	—	(2,699)
Total non-interest income	(47,644)	(345)	(231)	(48,220)
Non-interest expense:
General and administrative expenses	(16,699)	(2,075)	231	(18,543)
Provision for guarantee liability	67	—	—	67
Other	(6)	—	—	(6)
Total non-interest expense	(16,638)	(2,075)	231	(18,482)
Income before income taxes	20,401	407	—	20,808
Income tax expense	—	(196)	—	(196)
Net income	$20,401	$211	$—	$20,612

Assets:
Total loans outstanding	$20,449,352	$1,075,354	$(1,049,835)	$20,474,871
Deferred origination costs	9,707	—	—	9,707
Less: Allowance for loan losses	(49,711)	—	—	(49,711)
Loans to members, net	20,409,348	1,075,354	(1,049,835)	20,434,867
Other assets	1,767,587	145,696	(117,682)	1,795,601
Total assets	$22,176,935	$1,221,050	$(1,167,517)	$22,230,468

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$237,326	$12,763	$(9,018)	$241,071
Interest expense	(167,220)	(9,383)	9,018	(167,585)
Net interest income	70,106	3,380	—	73,486
Provision for loan losses	(1,278)	—	—	(1,278)
Net interest income after provision for loan losses	68,828	3,380	—	72,208
Non-interest income:
Fee and other income	4,024	352	(220)	4,156
Derivative gains, net	103,583	2,801	—	106,384
Results of operations from foreclosed assets	(4,049)	—	—	(4,049)
Total non-interest income	103,558	3,153	(220)	106,491
Non-interest expense:
General and administrative expenses	(16,721)	(2,114)	220	(18,615)
Provision for guarantee liability	31	—	—	31
Other	(148)	—	—	(148)
Total non-interest expense	(16,838)	(2,114)	220	(18,732)
Income before income taxes	155,548	4,419	—	159,967
Income tax expense	—	(1,701)	—	(1,701)
Net income	$155,548	$2,718	$—	$158,266

Assets:
Total loans outstanding	$20,377,623	$1,184,802	$(1,157,334)	$20,405,091
Deferred origination costs	9,702	—	—	9,702
Less: Allowance for loan losses	(55,656)	—	—	(55,656)
Loans to members, net	20,331,669	1,184,802	(1,157,334)	20,359,137
Other assets	2,015,736	148,760	(122,136)	2,042,360
Total assets	$22,347,405	$1,333,562	$(1,279,470)	$22,401,497

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk" and "Note 8—Derivatives.”

Item 4. Controls and Procedures

At the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. Related to the Innovative Communication Corporation (“ICC”) bankruptcy proceedings, ICC’s former indirect majority shareholder and former chairman, and related parties, continue to assert claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC has successfully defended these claims in various proceedings and forums, and they are now on appeal.

Item 1A. Risk Factors

Refer to "Part I— Item 1A. Risk Factors" in our 2014 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under "Part I— Item 1A. Risk Factors" in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX
Exhibit No.		Description
12*	—	Computations of ratio of earnings to fixed charges.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
____________________________
*Indicates a document being filed with this Report.
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

NATIONAL RURAL UTILITIES
COOPERATIVE FINANCE CORPORATION

Date: October 14, 2014

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)