Form 10-Q
period 2014-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2015-01-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
OR

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

i

Item 5.	Other Information	76
Item 6.	Exhibits	77

SIGNATURES		78

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Expense	11
4	Derivative Gains (Losses), Net	13
5	Derivative Average Notional Balances and Average Interest Rates	14
6	Loans Outstanding by Type and Member Class	16
7	Total Debt Outstanding	17
8	Guarantees Outstanding	20
9	Maturities of Guarantee Obligations	21
10	Unadvanced Loan Commitments	21
11	Notional Maturities of Unconditional Committed Lines of Credit	21
12	Credit Exposure to 10 Largest Borrowers	22
13	Unencumbered Loans	23
14	Nonperforming and Restructured Loans	24
15	Allowance for Loan Losses	25
16	Rating Triggers for Derivatives	26
17	Projected Sources and Uses of Liquidity	28
18	Revolving Credit Agreements	29
19	Member Investments	30
20	Financial Ratios under Revolving Credit Agreements	31
21	Financial Ratios under Indentures	31
22	Collateral Pledged or on Deposit	32
23	Principal Maturity of Long-term Debt	33
24	Interest Rate Gap Analysis	34
25	Adjusted Financial Measures — Income Statement	35
26	TIER and Adjusted TIER	36
27	Adjusted Financial Measures — Balance Sheet	36
28	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	37

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. RTFC was established to provide private financing for the rural telecommunications industry. NCSC was established to provide financing to members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to Class A, B and C members of CFC. The entities controlled by CFC that hold foreclosed assets include Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”). CAH is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that provide local, long-distance and wireless telephone, cable television and internet services to residential and commercial customers. DRP holds assets primarily consisting of a land development loan and limited partnership interests in certain real estate developments and related receivables, developed lots and retail land. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from period to period in certain key measures used by management to evaluate performance, such as leverage ratios, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes in this Report, the more detailed information contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (“2014 Form 10-K” ), including the risk factors discussed under “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K, and the risk factors under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three and six months ended November 30, 2014 and 2013, and as of November 30, 2014 and May 31, 2014. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Statement of operations
Interest income	$235,235	$239,254	(2) %	$472,526	$480,325	(2) %
Interest expense	(158,275)	(165,345)	(4)	(314,827)	(332,930)	(5)
Net interest income	76,960	73,909	4	157,699	147,395	7
Provision for loan losses	(992)	(1,096)	(9)	5,779	(2,374)	(343)
Fee and other income	9,872	5,125	93	14,229	9,281	53
Derivative gains (losses), net (1)	(74,561)	(30,780)	142	(124,439)	75,604	(265)
Results of operations of foreclosed assets(2)	(28,991)	(3,269)	787	(31,690)	(7,318)	333
Operating expenses(3)	(18,237)	(18,573)	(2)	(36,780)	(37,188)	(1)
Other non-interest expense	(4)	(223)	(98)	57	(340)	(117)
Income (loss) before income taxes	(35,953)	25,093	(243)	(15,145)	185,060	(108)
Income tax (expense) benefit	41	(101)	(141)	(155)	(1,802)	(91)
Net income (loss)	$(35,912)	$24,992	(244) %	$(15,300)	$183,258	(108) %

Adjusted statement of operations
Adjusted interest expense(4)	$(180,039)	$(184,816)	(3) %	$(356,692)	$(369,086)	(3) %
Adjusted net interest income(4)	55,196	54,438	1	115,834	111,239	4
Adjusted net income(4)	16,885	36,301	(53)	67,274	71,498	(6)

Ratios
Fixed-charge coverage ratio/TIER (5)	—	1.15	NA	—	1.55	NA
Adjusted TIER(4)	1.09	1.20	(11) bps	1.19	1.19	—

				As of
				November 30, 2014	May 31, 2014	Change
Balance sheet
Cash, investments and time deposits				$1,092,812	$944,412	16%
Loans to members(6)				20,782,986	20,476,642	1
Allowance for loan losses				(50,757)	(56,429)	(10)
Loans to members, net				20,732,229	20,420,213	2
Total assets				22,573,103	22,232,743	2
Short-term borrowings				4,222,404	4,099,331	3
Long-term debt				14,836,922	14,513,284	2
Subordinated deferrable debt				400,000	400,000	—
Members’ subordinated certificates				1,550,840	1,612,227	(4)
Total debt outstanding				21,010,166	20,624,842	2
Total liabilities				21,654,277	21,262,369	2
Total equity				918,826	970,374	(5)
Guarantees				981,428	1,064,822	(8)

Ratios
Leverage ratio(7)				24.64	23.01	163	bps
Adjusted leverage ratio(4)				6.42	6.24	18
Debt-to-equity ratio(8)				23.57	21.91	166
Adjusted debt-to-equity ratio(4)				6.11	5.90	21
____________________________
— Change is less than one percent or not meaningful.

(1)Consists of derivative cash settlements and derivative forward value amounts. Derivative cash settlement amounts represent net periodic contractual interest accruals related to derivatives not designated for hedge accounting. Derivative forward value amounts represent changes in fair value during the period, excluding net periodic contractual accruals, related to derivatives not designated for hedge accounting and expense amounts reclassified into income related to the cumulative transition loss recorded in accumulated other comprehensive income (“AOCI”) at June 1, 2001 as a result of adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet.
(2) Includes non-cash impairment charge of $27 million for the three and six months ended November 30, 2014 related to certain identifiable intangible assets and goodwill of CAH.
(3)Consists of salaries and employee benefits and other general and administrative expenses.
(4) See “Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(5)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same for the three and six months ended November 30, 2014 and 2013 because we did not have any capitalized interest during these periods. We reported a net loss of $36 million and $15 million for the three and six months ended November 30, 2014, respectively; therefore, the TIER for these periods is below 1.00.
(6)Consists of outstanding principal balance of member loans and deferred loan origination costs of $10 million as of both November 30, 2014 and May 31, 2014.
(7)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(8)Calculated based on total liabilities at period end divided by total equity at period end.

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members, while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio below 6.00-to-1.

Financial Performance

Reported Results

We reported a net loss of $36 million and TIER below 1.00 for the quarter ended November 30, 2014 (“current quarter”), compared with net income of $25 million and TIER of 1.15 for the quarter ended November 30, 2013 (“prior year quarter”). We reported a net loss of $15 million and TIER below 1.00 for the six months ended November 30, 2014, compared with net income of $183 million and TIER of 1.55 for the same prior year period. Our debt-to-equity ratio increased to 23.57-to-1 as of November 30, 2014, from 21.91-to-1 as of May 31, 2014. Our reported results for the current quarter and six months ended November 30, 2014 reflect the impact of higher net derivative losses and a non-cash impairment charge of $27 million related to certain identifiable intangible assets and goodwill of CAH, which resulted in the write down of the carrying value of CAH to $210 million as of November 30, 2014. As a result of multiple adverse developments during the quarter that impacted CAH, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test of certain identifiable intangible assets and goodwill. Because of these adverse developments, the cash flow forecasts for CAH were lowered to reflect reduced revenues, which resulted in the recognition of impairment on certain CAH identifiable intangible assets and goodwill. We provide additional information on the CAH impairment charge below under “Consolidated Results of Operations” and in “Note 4—Foreclosed Assets.”

We expect volatility from period to period in our reported GAAP results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we mark to market through earnings. As previously noted, we therefore use adjusted non-GAAP measures to evaluate our performance and for compliance with our debt covenants.

Adjusted Non-GAAP Results

Our adjusted net income totaled $17 million and $36 million for the three months ended November 30, 2014 and 2013, respectively, and our adjusted TIER was 1.09 and 1.20, respectively. Our adjusted net income totaled $67 million and $71 million for the six months ended November 30, 2014 and 2013, respectively, and our adjusted TIER was 1.19 for both periods. Our adjusted debt-to-equity ratio increased to 6.11-to-1 as of November 30, 2014, from 5.90-to-1 as of May 31, 2014.

Our adjusted net income for the current quarter and six months ended November 30, 2014 also reflected the unfavorable impact of the CAH non-cash impairment charge of $27 million. The impairment charge, however, was offset by improvements in our core operations. Our core operations have benefited from strategic actions taken to reduce our funding costs, resulting in higher adjusted net interest income as the reduction in our average debt cost more than offset a decrease in the average yield on our interest-earning assets. Our adjusted results for the current quarter six months ended November 30, 2014 also include the favorable impact of higher fee and other non-interest income and a reduction in the allowance for loan losses, which resulted in a negative provision for loan losses for the six months ended November 30, 2014.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $20,773 million as of November 30, 2014, an increase of $306 million, or 1%, from May 31, 2014. The increase was primarily due to the increase in CFC distribution and power supply loans of $351 million and $139 million, respectively, which was partially offset by a decrease in NCSC loans of $158 million and a decrease in RTFC loans of $21 million. The increase in CFC distribution and power supply loans was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments.

During the six months ended November 30, 2014, $695 million of CFC long-term fixed-rate loans repriced. Of this total, $641 million repriced to a new long-term fixed rate; $34 million repriced to a long-term variable rate; and $20 million were repaid in full.

Funding Activity

Total debt outstanding was $21,010 million as of November 30, 2014, an increase of $385 million, or 2%, from May 31, 2014. The increase was primarily due to the issuance of $300 million aggregate principal amount of collateral trust bonds in November 2014. Other significant funding-related developments are discussed below.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to (i) increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and $1,700 million, respectively, and (ii) extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement, which was scheduled to mature on October 28, 2016.

On October 31, 2014, we provided notice to investors of our intent to redeem the $400 million, 1.00% collateral trust bonds, due 2015 on December 1, 2014. The redemption was effected for liability management purposes. The principal and accrued interest at the December 1, 2014 redemption date were paid with a combination of cash on hand and other sources of liquidity, including issuance of long-term debt.

On November 18, 2014, we closed on a $250 million committed loan facility (“Series H”) from the U.S. Treasury Department’s Federal Financing Bank (“FFB”) guaranteed by the United States of America, acting through the Rural Utilities Service (“RUS”) as part of the Guaranteed Underwriter Program. Under the Series H facility, we are able to borrow any time before October 15, 2017, with each advance having a final maturity not longer than 20 years from the advance date. This commitment increases total funding available to us under committed loan facilities from the FFB to $874 million.

Recent Ratings Developments

On December 12, 2014, Standard and Poor’s Rating Services (“S&P”) announced a downgrade on the senior secured debt of CFC from A+ to A based on the ratings criteria titled “Issue Credit Rating Methodology for Nonbank Financial Institutions and Nonbank Financial Service Companies,” published on December 9, 2014. Specifically, S&P applied the revised ratings criteria to rate CFC’s senior secured debt at the same level as CFC’s issuer credit rating. S&P also announced that it has changed CFC’s issuer credit rating outlook from “stable” to “negative” based on its revised ratings criteria titled “Nonbank Financial Institutions Rating Methodology,” published on December 9, 2014. The change only affects our senior secured debt credit rating; our corporate and short-term credit ratings remained unchanged. On November 24, 2014, Moody’s Investor Services (“Moody’s”) reaffirmed CFC’s existing senior secured debt, senior unsecured debt, subordinated debt and short-term credit ratings with a stable outlook. There have been no changes of CFC’s ratings by Moody’s since November 24, 2014.

In revising our ratings outlook from “stable” to “negative,” S&P indicated that our significant use of short-term debt was a factor in its revision of our ratings outlook. Maintaining our investment-grade rating of A is fundamental to our business model, and we intend to reduce our short-term debt over the next year as part of our strategy to restore the S&P rating outlook to stable. Below we discuss our expectations for the next 12 months and actions we believe will help restore our stable ratings outlook by S&P.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate an increase to earnings from our core lending operations over the next 12 months based on our expectations of an increase in long-term loans outstanding and the reduction in our funding costs from the debt exchange completed in May 2014 and the call of our 7.5% member capital securities.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of November 30, 2014, $349 million of the 7.5% member capital securities had been redeemed, and we had outstanding call notices, with call dates through January 2015, for the remaining $38 million. Members had invested $208 million in the new series of member capital securities as of November 30, 2014.

As of November 30, 2014, we had $1,941 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of November 30, 2014, we had $1,008 million in cash and time deposits, up to $874 million available under committed loan facilities from the Federal Financing Bank, $3,418 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,372 million available under a revolving note purchase agreement with Farmer Mac. On January 8, 2015, the commitment amount under the Farmer Mac note purchase agreement was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,142 million as of November 30, 2014 based on our expectation that our members will continue to reinvest their excess cash in our commercial paper. As part of our strategy to help restore our ratings outlook by S&P to stable, we intend to manage our short-term wholesale funding risk by reducing our non-member outstanding short-term debt, which primarily consists of dealer commercial paper, of $2,080 million as of November 30, 2014 to an approximate range between $1,000 million and $1,250 million in the third quarter of fiscal year 2015 and maintain our dealer commercial paper within that range for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to reduce the level of dealer commercial paper and repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the expected increase in long-term loans during the remainder of the fiscal year, we anticipate additional borrowings to support our loan growth. As a result, our adjusted debt-to-equity ratio will likely be higher than 6.00-to-1 in the near term.

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

We have identified the allowance for loan losses and fair value as our most critical accounting policies because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors. We provide information on the methodologies and key assumptions used in our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2014 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the six months ended November 30, 2014, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations for the three and six months ended November 30, 2014 and 2013. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of November 30, 2014 and May 31, 2014. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which include loans and investment securities, and the interest expense on our interest-bearing liabilities. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities plus the impact from non-interest bearing funding. We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We do not fund each individual loan with specific debt. Rather, we attempt to minimize costs and maximize efficiency by funding large aggregated amounts of loans.

Table 2 presents our average balance sheets for the three and six months ended November 30, 2014 and 2013, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
(Dollars in thousands)	2014			2013
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,688,811	$219,119	4.70%	$18,381,382	$221,952	4.84%
Long-term variable-rate loans	693,758	4,902	2.83	700,124	4,826	2.76
Line of credit loans	1,141,369	6,687	2.35	1,417,244	7,505	2.12
Restructured loans	7,555	10	0.53	7,586	—	—
Nonperforming loans	1,695	—	—	12,704	—	—
Interest-based fee income(1)	—	2,968	—	—	3,154	—
Total loans	20,533,188	233,686	4.56	20,519,040	237,437	4.64
Cash, investments and time deposits	720,433	1,549	0.86	913,189	1,817	0.80
Total interest-earning assets	$21,253,621	$235,235	4.44%	$21,432,229	$239,254	4.48%
Other assets, less allowance for loan losses	1,132,713			1,100,318
Total assets	$22,386,334			$22,532,547

Liabilities:
Short-term debt	$3,826,661	$1,432	0.15%	$4,415,278	$1,607	0.15%
Medium-term notes	2,864,538	17,022	2.38	2,720,722	20,980	3.09
Collateral trust bonds	6,079,894	75,219	4.96	5,795,684	74,858	5.18
Subordinated deferrable debt	400,000	4,750	4.76	395,659	4,750	4.82
Subordinated certificates	1,523,922	16,116	4.24	1,751,394	20,494	4.69
Long-term notes payable	5,771,706	36,823	2.56	5,530,105	38,759	2.81
Debt issuance costs(2)	—	1,932	—	—	1,782	—
Interest-based fee expense(3)	—	4,981	—	—	2,115	—
Total interest-bearing liabilities	$20,466,721	$158,275	3.10%	$20,608,842	$165,345	3.22%
Other liabilities	963,240			976,996
Total liabilities	21,429,961			21,585,838
Total equity	956,373			946,709
Total liabilities and equity	$22,386,334			$22,532,547

Net interest spread(4)			1.34%			1.26%
Impact of non-interest bearing funding			0.11			0.12
Net interest income/net interest yield(5)		$76,960	1.45%		$73,909	1.38%

Adjusted net interest income/adjusted net interest yield:
Interest income		$235,235	4.44%		$239,254	4.48%
Interest expense		158,275	3.10		165,345	3.22
Add: Net derivative cash settlement cost(6)		21,764	1.03		19,471	0.94
Adjusted interest expense/adjusted average cost(7)		$180,039	3.52%		$184,816	3.60%

Adjusted net interest spread(4)			0.92%			0.88%
Impact of non-interest bearing funding			0.12			0.14
Adjusted net interest income/adjusted net interest yield(8)		$55,196	1.04%		$54,438	1.02%

	Six Months Ended November 30,
(Dollars in thousands)	2014			2013
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,572,866	$438,535	4.71%	$18,364,696	$446,535	4.85%
Long-term variable-rate loans	724,399	10,262	2.83	699,276	9,654	2.75
Line of credit loans	1,149,132	13,629	2.37	1,218,411	15,077	2.47
Restructured loans	7,570	10	0.26	14,036	136	1.93
Nonperforming loans	1,884	—	—	14,084	—	—
Interest-based fee income(1)	—	5,969	—	—	5,170	—
Total loans	20,455,851	468,405	4.57	20,310,503	476,572	4.68
Cash, investments and time deposits	858,957	4,121	0.96	974,946	3,753	0.77
Total interest-earning assets	$21,314,808	$472,526	4.42%	$21,285,449	$480,325	4.50%
Other assets, less allowance for loan losses	1,015,962			1,254,057
Total assets	$22,330,770			$22,539,506

Liabilities:
Short-term debt	$3,812,950	$2,706	0.14%	$4,196,329	$3,039	0.14%
Medium-term notes	2,812,085	33,741	2.39	2,860,230	42,551	2.97
Collateral trust bonds	6,048,488	149,986	4.95	5,875,475	151,656	5.15
Subordinated deferrable debt	400,000	9,500	4.74	395,711	9,500	4.79
Subordinated certificates	1,533,475	32,896	4.28	1,730,178	41,120	4.74
Long-term notes payable	5,815,810	75,257	2.58	5,449,920	76,698	2.81
Debt issuance costs(2)	—	3,725	—	—	3,647	—
Interest-based fee expense(3)	—	7,016	—	—	4,719	—
Total interest-bearing liabilities	$20,422,808	$314,827	3.07%	$20,507,843	$332,930	3.24%
Other liabilities	946,469			1,134,004
Total liabilities	21,369,277			21,641,847
Total equity	961,493			897,659
Total liabilities and equity	$22,330,770			$22,539,506

Net interest spread(4)			1.35%			1.26%
Impact of non-interest bearing funding			0.13			0.12
Net interest income/net interest yield(5)		$157,699	1.48%		$147,395	1.38%

Adjusted net interest income/adjusted net interest yield:
Interest income		$472,526	4.42%		$480,325	4.50%
Interest expense		314,827	3.07		332,930	3.24
Add: Net derivative cash settlement cost(6)		41,865	0.98		36,156	0.86
Adjusted interest expense/adjusted average cost(7)		$356,692	3.48%		$369,086	3.59%

Adjusted net interest spread(4)			0.94%			0.91%
Impact of non-interest bearing funding			0.14			0.13
Adjusted net interest income/adjusted net interest yield(8)		$115,834	1.08%		$111,239	1.04%
____________________________
(1)Primarily related to conversion fees, which are deferred and recognized in interest income over the interest rate pricing term of the original loan using the effective interest method. Also includes a small portion of conversion fees, which are intended to cover the administrative costs related to the conversion and are recognized into income immediately at conversion.

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
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic cash settlements during the period divided by the average notional outstanding amount of derivatives during the period. The average outstanding notional amount of derivatives was $8,493 million and $8,297 million for the three months ended November 30, 2014 and 2013, respectively. The average notional outstanding amount of derivatives was $8,489 million and $8,392 million for the six months ended November 30, 2014 and 2013, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30, 2014 versus 2013			Six Months Ended November 30, 2014 versus 2013
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$(2,833)	$3,712	$(6,545)	$(8,000)	$5,062	$(13,062)
Long-term variable-rate loans	76	(44)	120	608	347	261
Line of credit loans	(818)	(1,461)	643	(1,448)	(857)	(591)
Restructured loans	10	—	10	(126)	(63)	(63)
Nonperforming loans	—	—	—	—	—	—
Fee income	(186)	—	(186)	799	—	799
Total loans	(3,751)	2,207	(5,958)	(8,167)	4,489	(12,656)
Cash, investments and time deposits	(268)	(384)	116	368	(446)	814
Interest income	(4,019)	1,823	(5,842)	(7,799)	4,043	(11,842)

Interest expense:
Short-term debt	(175)	(214)	39	(333)	(278)	(55)
Medium-term notes	(3,958)	1,109	(5,067)	(8,810)	(716)	(8,094)
Collateral trust bonds	361	3,670	(3,309)	(1,670)	4,467	(6,137)
Subordinated deferrable debt	—	52	(52)	—	103	(103)
Subordinated certificates	(4,378)	(2,662)	(1,716)	(8,224)	(4,675)	(3,549)
Long-term notes payable	(1,936)	1,693	(3,629)	(1,441)	5,149	(6,590)
Debt issuance costs	150	—	150	78	—	78
Fee expense	2,866	—	2,866	2,297	—	2,297
Interest expense	(7,070)	3,648	(10,718)	(18,103)	4,050	(22,153)
Net interest income	$3,051	$(1,825)	$4,876	$10,304	$(7)	$10,311

Adjusted net interest income:
Interest income	$(4,019)	$1,823	$(5,842)	$(7,799)	$4,043	$(11,842)
Interest expense	(7,070)	3,648	(10,718)	(18,103)	4,050	(22,153)
Derivative cash settlements(2)	2,293	458	1,835	5,709	415	5,294
Adjusted interest expense(3)	(4,777)	4,106	(8,883)	(12,394)	4,465	(16,859)
Adjusted net interest income	$758	$(2,283)	$3,041	$4,595	$(422)	$5,017
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
(3) See “Non-GAAP Financial Measures” for additional information on the our adjusted non-GAAP measures.

Net interest income of $77 million for the current quarter increased by $3 million, or 4%, from the same prior year quarter, driven by an increase in the net interest yield of 5% (7 basis points) to 1.45%, which was partially offset by a 1% decrease in average interest-earning assets.

Net interest income of $158 million for the six months ended November 30, 2014 increased by $10 million, or 7%, from the same prior-year period, driven by an increase in the net interest yield of 7% (10 basis points) to 1.48% and a modest increase in average interest-earning assets.

•
Net Interest Yield: The increase in the net interest yield in the three and six months ended November 30, 2014 was largely attributable to a reduction in our average cost of funds, which more than offset a decrease in the average yield on interest-earning assets. The reduction in our average cost of funds of 12 basis points and 17 basis points in the three and six months ended November 30, 2014, respectively, to 3.10% and 3.07%, respectively, was primarily attributable to the call and redemption of $349 million of 7.5% member capital securities during the past 12 months, a portion of which we replaced with lower rate member capital securities and the remainder replaced with lower cost short-term debt. Our average cost of funds also reflected the benefit from the replacement of higher-cost debt that matured during 2014, primarily medium-term notes, collateral trust bonds, and long-term notes payable, with lower cost debt as a result of the continued low interest rate environment. The decrease in the average yield on interest-earning assets of 4 basis points and 8 basis points in the three and six months ended November 30, 2014, respectively, to 4.44% and 4.42%, respectively, was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a spread to cover our cost of operations and provision for loan losses and to provide earnings sufficient to achieve interest coverage to meet financial objectives. As benchmark treasury rates remained low and our credit spread tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. We therefore lowered the long-term fixed rates on our new loans.

•
Average Interest-Earning Assets: Average interest-earning assets remained relatively stable during the three and six months ended November 30, 2014, reflecting loan advances that slightly offset loan payments.

Adjusted net interest income of $55 million for the current quarter increased by $1 million, or 1%, from the same prior year quarter, driven by an increase in the adjusted net interest yield of 2% (2 basis points) to 1.04%, which was partially offset by a 1% decrease in average interest-earning assets. Adjusted net interest income of $116 million for the six months ended November 30, 2014 increased by $5 million, or 4%, from the same prior-year period, driven by an increase in the adjusted net interest yield of 4% (4 basis points) to 1.08%.

Our adjusted net interest income and adjusted net interest yield reflect the impact of net periodic derivative cash settlements during the period, which we include in interest expense to derive adjusted interest expense. We recorded net periodic derivative cash settlement expense of $22 million and $19 million for the three months ended November 30, 2014 and 2013, respectively, and $42 million and $36 million for the six months ended November 30, 2014 and 2013, respectively. The increase in the adjusted net interest yield in the three and six months ended November 30, 2014 reflected the benefit from strategic actions taken to reduce our funding costs, resulting in higher adjusted net interest income as the reduction in our average debt cost more than offset a decrease in the average yield on our interest-earning assets. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $1 million and a negative provision of $6 million for the three and six months ended November 30, 2014, respectively, compared with a provision of loan losses of $1 million and $2 million for the three and six months ended November 30, 2013. Our provision for loan losses has remained relatively stable, reflecting modest improvement in the credit quality and overall credit risk profile of our loan portfolio and relatively flat loan balances. Specifically, certain loans experienced favorable migration through our internal risk rating process. As a result, our allowance for loan losses decreased to $51 million as of November 30, 2014, from $56 million as of May 31, 2014. We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 3—Loans and Commitments” of this Report. For information on our allowance methodology, see “Note 1—General Information and Accounting Policies” in our 2014 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded losses from non-interest income of $94 million and $29 million for the three months ended November 30, 2014 and 2013, respectively. We recorded a loss from non-interest income of $142 million for the six months ended November 30, 2014, compared with income of $78 million for the same prior year period. The variance in non-interest income for the three and six months ended November 30, 2014 from the same prior year periods was primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of operations and the non-cash impairment charge of $27 million related to certain identifiable intangible assets and goodwill of CAH.

Derivative Gains (Losses), Net

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and net derivative gains (losses) recorded in our results of operations include changes in interest rates, yield curves and implied interest rate volatility and the composition and balance of instrument types in our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses), net. We did not have any derivatives designated as accounting hedges as of November 30, 2014 or May 31, 2014.

We recorded net derivative losses of $75 million and $31 million for the three months ended November 30, 2014 and 2013, respectively. We recorded net derivative losses of $124 million for the six months ended November 30, 2014, compared with net derivative gains of $76 million for the same prior-year period. Table 4 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and six months ended November 30, 2014 and 2013. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 4: Derivative Gains (Losses), Net

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative gains (losses) attributable to:
Derivative cash settlements	$(21,764)	$(19,471)	$(41,865)	$(36,156)
Derivative forward value	(52,797)	(11,309)	(82,574)	111,760
Derivative gains (losses), net	$(74,561)	$(30,780)	$(124,439)	$75,604

The net derivative gains (losses) relate to interest rate swap agreements. We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. The composition of our pay-fixed and receive-fixed swaps varies across the swap yield curve. As a result, the overall fair value gains and losses of our derivatives are also sensitive to flattening and steepening of the swap yield curve. See “Note 12—Fair Value of Financial Instruments” for information on how we estimate the fair value of our derivative instruments.

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and six months ended November 30, 2014 and 2013. As indicated in Table 5, our derivative portfolio is currently comprised of a higher proportion of pay-fixed swaps than receive-

fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended November 30,
	2014			2013
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,543,655	3.30%	0.24%	$5,371,581	3.36%	0.24%
Receive-fixed swaps	2,949,000	0.83	3.60	2,925,440	0.96	4.06
Total	$8,492,655	2.45%	1.41%	$8,297,021	2.52%	1.59%

	Six Months Ended November 30,
	2014			2013
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,481,180	3.31%	0.24%	$5,372,466	3.37%	0.25%
Receive-fixed swaps	3,007,333	0.84	3.61	3,019,703	1.00	4.17
Total	$8,488,513	2.43%	1.44%	$8,392,169	2.52%	1.66%

The net derivative losses of $75 million and $124 million recorded in the three and six months ended November 30, 2014 were primarily attributable to a flattening of the swap yield curve during the period, as the overall level of interest rates on the longer end of the yield curve declined. This decline resulted in a net decrease in the fair value of our pay-fixed swaps and a net increase in the fair value of our receive-fixed swaps. Because of the composition of our derivative portfolio, the decline in the fair value of our pay-fixed swaps more than offset the increase in the fair value of our receive-fixed swaps.

The net derivative losses of $31 million recorded in the three months ended November 30, 2013 were largely attributable to the combined impact of a downward shift in and steepening of the swap yield curve during the period. The net derivative gains of $76 million for the six months ended November 30, 2013 were primarily attributable to a significant steepening of the swap yield curve as longer-term swap rates increased during the period, which resulted in an overall increase in the fair value of our pay-fixed swaps that more than offset an overall decrease in the fair value of our receive-fixed swaps.

See “Note 8—Derivative Financial Instruments” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

The financial operating results of CAH and DRP, entities controlled by CFC that hold foreclosed assets, are reported in our consolidated statements of operations under results of operations of foreclosed assets.

We recorded total losses from the results of operations of foreclosed assets of $29 million and $3 million for the three months ended November 30, 2014 and 2013, respectively, and losses of $32 million and $7 million for the six months ended November 30, 2014 and 2013, respectively. The significant increase in losses in the current quarter and six months ended November 30, 2014, from the same prior year periods was due to the non-cash impairment charge of $27 million to write down the carrying value of CAH.

CAH

CAH had losses from the results of operations, including impairment, of $29 million and $3 million for the three months ended November 30, 2014 and 2013, respectively, and losses of $32 million and $7 million for the six months ended November 30, 2014 and 2013, respectively.

CAH continues to work on its planned technology and infrastructure upgrades and its marketing of the enhanced services that will be available to CAH’s customer base following the completion of the upgrades. However, during the quarter ending November, 30, 2014, CAH encountered issues with certain elements of the construction of the new network and service delivery technology, which required remediation and delayed the acceptance testing of network upgrades and product enhancements. CAH has experienced less than expected subscriber growth, revenue growth and lower than anticipated customer migration rates to the new network and internet services. In addition, the economic recovery in the area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry. Based on our assessment, we recognized impairment on certain identifiable intangible assets and goodwill of $27 million, which reduced CAH’s carrying value to $210 million as of November 30, 2014, from $239 million as of May 31, 2014.

CAH is nearing the completion of its program to update its network infrastructure. CAH is actively transitioning customers to the new infrastructure and marketing the enhanced services to current and new customers. Our intent is to sell CAH; however, it is difficult to predict the level of interest from potential buyers and we can provide no certainty as to whether or when a disposition transaction will be completed or the amount of any sales proceeds that may be realized from such a transaction. It is also uncertain as to whether we will be able to sell all of the CAH operating businesses in a single transaction, or if the businesses will be sold to multiple buyers. See “Note 4—Foreclosed Assets” for additional information on the CAH impairment charge and results of operations.

DRP

DRP had losses from the results of operations of less than $1 million for the three months ended November 30, 2014 and 2013, and for the six months ended November 30, 2014 and 2013. Our carrying value of DRP decreased to $3 million as of November 30, 2014, from $7 million as of May 31, 2014. The decrease was due to the sale of DRP’s interest in bond reimbursement receivables for which we received proceeds of approximately $2 million. We have entered into a contract to sell DRP’s remaining interest in real estate properties. We expect the sale, which would dispose of our DRP holdings, to be completed by March 2015.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

Non-interest expense of $18 million and $37 million for the three and six months ended November 30, 2014 decreased by 3% and 2%, respectively, from the same prior-year periods. The decrease was attributable to a modest decline in other general and administrative expenses, which was partially offset by a slight increase in salaries and employee benefits.

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

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $22,573 million as of November 30, 2014 increased slightly by $340 million, or 2% from May 31, 2014. Total liabilities of $21,654 million as of November 30, 2014 increased by $392 million, or 2%, from May 31, 2014, primarily due to the increase in our funding needs for the $306 million growth in the loan portfolio. Total equity decreased by $52 million in the six months ended November 30, 2014, to $919 million as of November 30, 2014. The decrease in total equity was primarily attributable to CFC’s Board of Directors July 2014 authorization of patronage capital retirement of $40 million and to our net loss of $15 million for the six months ended November 30, 2014.
Following is a discussion of changes in the major components of our assets and liabilities during the six months ended November 30, 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

Table 6 summarizes loans outstanding by type and by member class as of November 30, 2014 and May 31, 2014.

Table 6: Loans Outstanding by Type and Member Class(1)

	November 30, 2014		May 31, 2014		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loan type:
Long-term loans:
Long-term fixed-rate loans	$18,712,604	90%	$18,175,656	88%	$536,948
Long-term variable-rate loans	689,878	3	753,918	4	(64,040)
Loans guaranteed by RUS	181,986	1	201,863	1	(19,877)
Total long-term loans	19,584,468	94	19,131,437	93	453,031
Line of credit loans	1,188,812	6	1,335,488	7	(146,676)
Total loans	$20,773,280	100%	$20,466,925	100%	$306,355

Member class:
CFC:
Distribution	$15,386,626	75%	$15,035,365	74%	$351,261
Power supply	4,224,787	20	4,086,163	20	138,624
Statewide and associate	63,740	—	67,902	—	(4,162)
CFC total	19,675,153	95	19,189,430	94	485,723
RTFC	428,648	2	449,546	2	(20,898)
NCSC	669,479	3	827,949	4	(158,470)
Total	$20,773,280	100%	$20,466,925	100%	$306,355
____________________________
(1)Includes loans classified as restructured and nonperforming. Excludes deferred loan origination costs of $10 million as of November 30, 2014 and May 31, 2014.

The balance of loans outstanding of $20,773 million as of November 30, 2014 increased by $306 million from May 31, 2014. The increase was primarily due to the increase in CFC distribution and power supply loans of $351 million and $139 million, respectively, which was partially offset by a decrease in NCSC loans of $158 million and a decrease in RTFC loans of $21 million. The increase in CFC distribution and power supply loans was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments.

During the six months ended November 30, 2014, $695 million of CFC long-term fixed-rate loans repriced. Of this total, $641 million repriced to a new long-term fixed rate; $34 million repriced to a long-term variable rate; and $20 million were repaid in full.

We provide additional information on loans in “Note 3—Loans and Commitments.”

Debt

Table 7 displays the composition of our debt outstanding, by debt product type, by interest rate type and by original contractual maturity, as of November 30, 2014 and May 31, 2014.

Table 7: Total Debt Outstanding

(Dollars in thousands)	November 30, 2014	May 31, 2014	Increase/ (Decrease)
Commercial paper sold through dealers, net of discounts	$2,040,851	$1,973,557	$67,294
Commercial paper sold directly to members, at par	720,176	838,074	(117,898)
Commercial paper sold directly to non-members, at par	21,371	20,315	1,056
Select notes	634,851	548,610	86,241
Daily liquidity fund notes	586,592	486,501	100,091
Bank bid notes	—	20,000	(20,000)
Collateral trust bonds	6,278,739	5,980,214	298,525
Guaranteed Underwriter Program notes payable	4,291,500	4,299,000	(7,500)
Farmer Mac notes payable	1,527,643	1,667,505	(139,862)
Other notes payable	52,611	52,535	76
Medium-term notes	2,904,992	2,726,303	178,689
Subordinated deferrable debt	400,000	400,000	—
Membership certificates	644,881	644,944	(63)
Loan and guarantee certificates	667,589	699,724	(32,135)
Member capital securities	238,370	267,560	(29,190)
Total debt outstanding	$21,010,166	$20,624,842	$385,324

Interest rate type:
Fixed-rate debt(1)	80%	79%
Variable-rate debt(2)	20	21
Total	100%	100%

Maturity classification:
Long-term debt	80%	80%
Short-term debt	20	20
Total	100%	100%
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

Total debt outstanding was $21,010 million as of November 30, 2014, an increase of $385 million, or 2%, from May 31, 2014. The increase was primarily due to the issuance of $300 million aggregate principal amount of 2.30% collateral trust bonds, due 2019, in November 2014. Other significant funding-related developments are discussed below.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of November 30, 2014, $349 million of the 7.5% member capital securities had been redeemed, and we had outstanding call notices, with call dates through January 2015, for the remaining $38 million. Members had invested $208 million in the new series of member capital securities as of November 30, 2014.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to (i) increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and $1,700 million, respectively, and (ii) extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement, which was scheduled to mature on October 28, 2016.

On October 31, 2014, we provided notice to investors of our intent to redeem the $400 million, 1.00% collateral trust bonds, due 2015 on December 1, 2014. We redeemed these bonds at a price equal to the greater of (1) 100% of the principal amount that was being redeemed or (2) the sum of the present values of the remaining scheduled payments of the principal and interest (other than accrued interest) on the bonds being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as determined on November 25, 2014, plus 15 basis points for the bonds, plus in each case accrued interest to the redemption date. The redemption was effected for liability management purposes. The principal and accrued interest at the redemption date were paid with a combination of cash on hand and other sources of liquidity, including issuance of long-term debt.

On November 18, 2014, we closed the $250 million Series H facility from the FFB guaranteed by RUS as part of the Guaranteed Underwriter Program. Under the Series H facility, we are able to borrow any time before October 15, 2017, with each advance having a final maturity not longer than 20 years from the advance date. This commitment increases total funding available to us under committed loan facilities from the FFB to $874 million.

On December 23, 2014, we issued $200 million of notes payable under our existing Farmer Mac note purchase agreement. On January 8, 2015, the commitment amount under our note purchase agreement with Farmer Mac was increased by $600 million to $4,500 million, and the draw period was extended to January 11, 2020 from January 11, 2016.

Equity

Total equity decreased by $52 million in the six months ended November 30, 2014, to $919 million as of November 30, 2014. The decrease in total equity was primarily attributable to CFC’s Board of Directors July 2014 authorization of patronage capital retirement of $40 million and to our net loss of $15 million for the six months ended November 30, 2014.

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

Future allocations and retirements of net earnings may be made annually as determined by CFC’s Board of Directors taking into consideration CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. The leverage ratio was 24.64-to-1 as of November 30, 2014, an increase from 23.01-to-1 as of May 31, 2014. The increase in the leverage ratio was due to the increase of $392 million in total liabilities and the decrease of $52 million in total equity, partly offset by the decrease of $83 million in total guarantees.

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

The adjusted leverage ratio was 6.42-to-1 and 6.24-to-1 as of November 30, 2014 and May 31, 2014, respectively. The increase in the adjusted leverage ratio was due to the increase of $461 million in adjusted liabilities and the decrease of $30 million in adjusted equity, partially offset by the decrease of $83 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 23.57-to-1 as of November 30, 2014, an increase from 21.91-to-1 as of May 31, 2014. The increase in the debt-to-equity ratio is due to the increase of $392 million in total liabilities and the decrease of $52 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.11-to-1 and 5.90-to-1 as of November 30, 2014 and May 31, 2014, respectively. The increase in the adjusted debt-to-equity ratio was due to the increase of $461 million in adjusted liabilities and the decrease of $30 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

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

Table 8 shows our guarantees outstanding, by guarantee type and by company, as of November 30, 2014 and May 31, 2014.

Table 8: Guarantees Outstanding

(Dollars in thousands)	November 30, 2014	May 31, 2014	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$498,995	$518,360	$(19,365)
Letters of credit	367,837	431,064	(63,227)
Other guarantees	114,596	115,398	(802)
Total	$981,428	$1,064,822	$(83,394)
Company:
CFC	$919,125	$997,187	$(78,062)
RTFC	2,465	2,304	161
NCSC	59,838	65,331	(5,493)
Total	$981,428	$1,064,822	$(83,394)

In addition to the letters of credit displayed in the above table, we had master letter of credit facilities in place as of November 30, 2014, under which we may be required to issue up to an additional $121 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of November 30, 2014 were subject to material adverse change clauses at the time of issuance. Also, we had hybrid letter of credit facilities, which represent commitments that may be used, at a borrower's option, for the issuance of letters of credit or line of credit loan advances totaling $1,741 million as of November 30, 2014. This amount is included in the unadvanced loan commitments for line of credit loans total reported in "Note 3—Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $415 million as of November 30, 2014. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,326 million as of November 30, 2014 may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

We were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $503 million as of November 30, 2014. As liquidity provider on these tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 8. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2014. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $427 million of these bonds as of November 30, 2014, which is included in long-term tax-exempt bond guarantees in Table 8.

Of our total guarantee amounts, 59% and 61% as of November 30, 2014 and May 31, 2014, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the six months ended November 30, 2014 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $21 million and $22 million as of November 30, 2014 and May 31, 2014, respectively, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 9 summarizes our off-balance sheet obligations as of November 30, 2014, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 9: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Guarantees(1)	$981,428	$195,536	$127,434	$21,180	$139,286	$16,430	$481,562
____________________________
(1) We were the guarantor and liquidity provider for $427 million of tax-exempt bonds, which were issued for our member cooperatives, as of November 30, 2014. In addition, we had issued letters of credit to provide standby liquidity for an additional $76 million of tax-exempt bonds as of November 30, 2014.

See “Note 10—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of November 30, 2014 and May 31, 2014. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 10: Unadvanced Loan Commitments

(Dollars in thousands)	November 30, 2014	% of Total	May 31, 2014	% of Total
Line of credit commitments:
Not conditional(1)	$2,591,131	19%	$2,274,388	16%
Conditional(2)	6,787,172	49	6,927,417	50
Total line of credit unadvanced commitments	9,378,303	68	9,201,805	66
Total long-term loan unadvanced commitments	4,484,225	32	4,710,273	34
Total	$13,862,528	100%	$13,912,078	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 10, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,591 million and $2,274 million as of November 30, 2014 and May 31, 2014, respectively. We record a liability for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 11 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of November 30, 2014, and the maturity of amounts during each of the next five fiscal years and thereafter.

Table 11: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,591,131	$17,885	$61,000	$424,723	$792,305	$1,119,618	$175,600

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

Line of credit commitments are generally revolving facilities for periods that do not exceed five years. Historically, borrowers have not fully drawn the commitment amounts for line of credit loans, and the utilization rates have been low regardless of whether a material adverse change clause provision exists at the time of advance. Also, borrowers historically have not fully drawn the commitments related to long-term loans, and borrowings have generally been advanced in multiple transactions over an extended period of time. We believe these conditions are likely to continue because of the nature of the business of our electric cooperative borrowers and the terms of our loan commitments. See “MD&A—Contingent Off-Balance Sheet Obligations” in our 2014 Form 10-K for additional information.

CREDIT RISK

Credit risk is the risk of loss associated with a borrower or counterparty’s failure to meet its obligations in accordance with agreed upon terms. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of investment securities and entering into derivative transactions to manage our interest rate risk.

Credit Risk Profile—Loan and Guarantee Portfolio

Below we provide information on the credit risk profile of our loan and guarantee portfolio, including loan concentration, security provisions, pledged loans and loans on deposit, nonperforming and restructured loans, and allowance for loan losses.

Loan Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Loans outstanding to members in any one state or territory did not exceed 16% and 15%, respectively, of total loans outstanding as of November 30, 2014 and May 31, 2014.

The total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of November 30, 2014 and May 31, 2014. The 10 largest borrowers as of November 30, 2014 consisted of three distribution systems and seven power supply systems.The 10 largest borrowers as of May 31, 2014 consisted of four distribution systems and six power supply systems. Table 12 displays the outstanding exposure of the 10 largest borrowers, by exposure type and by company, as of November 30, 2014 and May 31, 2014.

Table 12: Credit Exposure to 10 Largest Borrowers

	November 30, 2014		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$3,244,078	15%	$3,155,857	14%	$88,221
Guarantees	360,932	2	363,325	2	(2,393)
Total credit exposure to 10 largest borrowers	$3,605,010	17%	$3,519,182	16%	$85,828

By company:
CFC	$3,479,267	16%	$3,378,698	15%	$100,569
NCSC	125,743	1	140,484	1	(14,741)
Total credit exposure to 10 largest borrowers	$3,605,010	17%	$3,519,182	16%	$85,828

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are generally secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. Unsecured loans represented $2,064 million, or 10%, and $2,118 million, or 10%, of total loans outstanding as of November 30, 2014 and May 31, 2014, respectively.

Pledged Loans and Loans on Deposit

Table 13 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans as of November 30, 2014 and May 31, 2014.

Table 13: Unencumbered Loans

(Dollars in thousands)	November 30, 2014	May 31, 2014
Total loans to members	$20,773,280	$20,466,925
Less: Total secured debt or debt requiring collateral on deposit	(12,390,084)	(12,242,446)
Excess collateral pledged or on deposit (1)	(1,630,589)	(1,917,184)
Unencumbered loans	$6,752,607	$6,307,295
Unencumbered loans as a percentage of total loans	33%	31%
____________________________
(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Nonperforming and Restructured Loans

Table 14 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding as of November 30, 2014 and May 31, 2014.

Table 14: Nonperforming and Restructured Loans

(Dollars in thousands)	November 30, 2014	May 31, 2014
Nonperforming loans (1)	$1,695	$2,095
Percent of loans outstanding	0.01%	0.01%
Percent of loans and guarantees outstanding	0.01	0.01

Restructured loans	$7,542	$7,584
Percent of loans outstanding	0.04%	0.04%
Percent of loans and guarantees outstanding	0.03	0.04

Total nonperforming and restructured loans	$9,237	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.04	0.05

Total nonaccrual loans	$9,237	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.04	0.05
____________________________
(1)All loans classified as nonperforming were on nonaccrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we generally place the loan on nonaccrual status and reverse all accrued and unpaid interest back to the date of the last payment. Foregone interest on nonperforming and restructured loans totaled $315 thousand for the six months ended November 30, 2014.

Nonperforming loans totaled $2 million, or 0.01%, of loans outstanding as of both November 30, 2014 and May 31, 2014. One borrower with a nonperforming loan is currently seeking a buyer for its system, as it is not anticipated that the borrower will generate sufficient cash flows to repay its loans without the proceeds from the sale of the business. We currently anticipate that even with the sale of the business, there will not be sufficient funds to repay the full amount owed to us. We have approval rights with respect to the sale of this company.

Restructured loans totaled $8 million, or 0.04%, of loans outstanding as of both November 30, 2014 and May 31, 2014. Each of our restructured loans was performing in accordance with the restructured terms as of November 30, 2014. Interest income recognized on restructured loans was less than $1 million during the three and six months ended November 30, 2014, and also less than $1 million during the same prior-year periods. We believe our allowance for loan losses related to nonperforming and restructured loans was adequate to cover our estimated loss exposure as of November 30, 2014 and May 31, 2014.

Allowance for Loan Losses

Table 15 summarizes activity in the allowance for loan losses for the three and six months ended November 30, 2014 and a comparison of the allowance by company as of November 30, 2014 and May 31, 2014.

Table 15: Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended November 30, 2014	Six Months Ended November 30, 2014
Beginning balance	$49,711	$56,429
Provision for loan losses	992	(5,779)
Net recoveries	54	107
Ending balance	$50,757	$50,757
`
	November 30, 2014	May 31, 2014
Allowance for loan losses by company:
CFC	$41,185	$45,600
RTFC	5,027	4,282
NCSC	4,545	6,547
Total	$50,757	$56,429

Allowance coverage ratios:
As a percentage of total loans outstanding	0.24%	0.28%
As a percentage of total nonperforming loans outstanding	2,994.51	2,693.51
As a percentage of total restructured loans outstanding	672.99	744.05
As a percentage of total loans on non-accrual	549.50	583.00

Our allowance for loan losses decreased by $6 million during the six months ended November 30, 2014 to $51 million as of November 30, 2014. The decrease reflected modest improvement in the credit quality and overall credit risk profile of our loan portfolio and relatively flat loan balances. Specifically, certain loans experienced favorable migration through our internal risk rating process. See “Note 3—Loans and Commitments” for additional information on our allowance for loan loss, including the specific allowance attributable to nonperforming and restructured loans individually evaluated for impairment and the general allowance attributable to loans collectively evaluated for impairment.

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

Our derivative counterparties must be participants in one of our revolving credit agreements. We manage our derivate credit exposure through master netting arrangements and by diversifying our derivative transactions with multiple counterparties.
Our largest single counterparty exposure, based on the outstanding notional amount, represented approximately 20% and 21% of our total outstanding notional amount of derivatives as of November 30, 2014 and May 31, 2014, respectively. Our derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s and from AA- to BBB+ by S&P. Based on the fair value, excluding the credit valuation adjustment, of our derivative instruments as of November 30, 2014, there were two counterparties that would be required to make a payment to us of $4 million assuming all of our derivative instruments were terminated as of that date. One counterparty accounted for the substantial majority, 94%, of the $4 million total exposure to us as of November 30, 2014.

Rating Triggers for Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. As noted above under “Executive Summary,” on

December 12, 2014, S&P announced a downgrade on our senior secured debt from A+ to A based on the ratings criteria titled “Issue Credit Rating Methodology for Nonbank Financial Institutions and Nonbank Financial Service Companies” and a change in our issuer credit rating outlook from “stable” to “negative” based its revised ratings criteria titled “Nonbank Financial Institutions Rating Methodology.” The change did not result in a rating trigger event under the provisions of our derivative transaction agreements.

Table 16 displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2014 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our senior unsecured credit ratings to or below Baa1/BBB+ or Baa3/BBB- by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 16: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable)/Due
Mutual rating trigger if ratings:
falls below Baa1/BBB+	$4,431,017	$(174,883)	$210	$(174,673)
falls to Baa3/BBB-	1,680,595	—	3,575	3,575
falls below Baa3/BBB-	601,345	(21,663)	—	(21,663)
Total	$6,712,957	$(196,546)	$3,785	$(192,761)

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $198 million as of November 30, 2014, while the aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $2 million as of November 30, 2014. The credit ratings for two counterparties were below the rating trigger level in the interest swap contracts with these counterparties as of November 30, 2014. As a result, we have the option to terminate all interest rate swaps with these counterparties. The interest rate swap contracts with these counterparties had an notional outstanding amount of $639 million as of November 30, 2014. If we elected to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. We estimate that we would have to make a payment of approximately $13 million as of November 30, 2014 to settle the interest rate swaps with these counterparties. Because we use our interest rate swaps as part of our matched funding strategy, we generally do not terminate such agreements early. We have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and monitor our overall matched funding position.

For additional information about the risks related to our business, see “Item 1A. Risk Factors” in our 2014 Form 10-K.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. We had liquidity reserve access totaling $7,672 million as of November 30, 2014. Our liquidity reserve access consisted of cash and time deposits of $1,008 million, committed revolving credit agreements of $3,418 million, committed loan facilities from the FFB of $874 million, and, subject to market conditions, a revolving note purchase agreement with Farmer Mac of up to $2,372 million.

As of November 30, 2014, we had commercial paper, select notes and daily liquidity fund notes, including member investments, of $4,004 million scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $1,924 million.

Dealer commercial paper and bank bid notes increased to $2,041 million as of November 30, 2014, from $1,994 million as of May 31, 2014. As discussed above in “Executive Summary,” in revising our ratings outlook from “stable” to “negative,” S&P indicated that our significant use of short-term debt was a factor its revision of our ratings outlook. As part of our strategy to help restore our ratings outlook by S&P to stable, we intend to manage our short-term wholesale funding risk by reducing our non-member outstanding short-term debt, which primarily consists of dealer commercial paper, to an approximate range between $1,000 million and $1,250 million in the third quarter of fiscal year 2015 and maintain our dealer commercial paper within that range for the foreseeable future. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P1 by Moody’s and A1 by S&P.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. We had $3,418 million in available lines of credit with various financial institutions as of November 30, 2014. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Long-term debt maturing in the next 12 months totaled $1,941 million as of November 30, 2014. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail under “Off-Balance Sheet Arrangements,” as of November 30, 2014, we were the liquidity provider for a total of $503 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the six months ended November 30, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

As of November 30, 2014, we had a total of $368 million of letters of credit outstanding for the benefit of our members. That total includes $76 million for the purpose of providing liquidity for pollution control bonds. The remaining $292 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, coupled with our cash on hand of $513 million and time deposits of $495 million as of November 30, 2014, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity.

Projected Near-Term Sources and Uses of Liquidity

Table 17 shows the projected sources and uses of cash by quarter through the quarter ending May 31, 2016. In analyzing our projected liquidity position, we track key items identified in the table below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of November 30, 2014, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. Commercial paper repayments in the table below do not represent scheduled maturities but rather the assumed use of excess cash to pay down the commercial paper balance. As displayed in Table 17, we expect that estimated long-term loan advances over the next six quarters of $2,470 million will exceed expected long-term loan repayments of $1,795 million by $675 million.

Table 17: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayment	Debt Issuance-Commercial Paper	Debt Issuance-Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities	Debt Repayment-Commercial Paper	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Nov14									$1,008
Feb15	$372	$—	$1,800	$2,172	$555	$1,000	$975	$2,530	650
May15	275	—	550	825	459	—	368	827	648
Aug15	288	—	150	438	163	—	269	432	654
Nov15	297	—	850	1,147	826	—	303	1,129	672
Feb16	303	—	200	503	207	50	292	549	626
May16	260	—	600	860	573	—	263	836	650
Totals	$1,795	$—	$4,150	$5,945	$2,783	$1,050	$2,470	$6,303
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending May 31, 2016.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.

The information presented above in Table 17 represents our best estimate of our funding requirements and how we expect to manage those requirements through May 31, 2016. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. We expect that these estimates will change quarterly based on the factors described above.

Sources of Liquidity

Capital Market Debt Issuance

As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the SEC for the issuance of debt:

•	unlimited amount of collateral trust bonds until September 2016;

•	unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until November 2017; and

•	daily liquidity fund notes for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until April 2016.

While we register member capital securities and the daily liquidity fund with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members.

Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. Commercial paper issued through dealers totaled $2,041 million and represented 10% of total debt outstanding as of November 30, 2014.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with Farmer Mac. Under the terms of our March 2011 note purchase agreement, we can borrow up to $3,900 million at any time from the date of the agreement through January 11, 2016 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. In October 2014, we issued $80 million under our note purchase agreement with the Farmer Mac. As of November 30, 2014, we had up to $2,372 million available under this agreement, subject to market conditions for debt issued by Farmer Mac. Subsequent to November 30, 2014, we issued $200 million in notes payable under the Farmer Mac note purchase agreement. On January 8, 2015, the commitment amount under our note purchase agreement with Farmer Mac was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program with a 20-year maturity repayment period for advances made through October 15, 2017. As of November 30, 2014, we had up to $874 million available under committed loan facilities from the FFB as part of this program, of which a total of $124 million is available for advance through October 15, 2015, a total of $500 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,232 million over the next 12 months.

Member Loan Interest Payments

During the six months ended November 30, 2014, interest income on the loan portfolio was $468 million, representing an average rate of 4.57% compared with 4.68% for the six months ended November 30, 2013. For the past three fiscal years, interest income on the loan portfolio has averaged $944 million. As of November 30, 2014, 91% of the total loans outstanding had a fixed rate of interest, and 9% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

As of November 30, 2014 and May 31, 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of November 30, 2014, which would then reduce the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 18 presents the total available and the outstanding letters of credit under our revolving credit agreements as of November 30, 2014 and May 31, 2014.

Table 18: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	November 30, 2014	May 31, 2014	November 30, 2014	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,720,000	$—	$—	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,698,109	—	1,891	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,418,109	$3,224,109	$1,891	$1,891
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and $1,700 million, respectively, and to extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement which was scheduled to mature on October 28, 2016.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their other requirements to draw down on the facilities, including financial ratios. As shown below in Table 20, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of November 30, 2014.

Member Investments

Table 19 shows the components of our member investments included in total debt outstanding as of November 30, 2014 and May 31, 2014.

Table 19: Member Investments

	November 30, 2014		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$720,176	26%	$838,074	30%	$(117,898)
Select notes	627,148	99	544,510	99	82,638
Daily liquidity fund notes	576,452	98	486,501	100	89,951
Medium-term notes	611,410	21	498,262	18	113,148
Members’ subordinated certificates	1,550,840	100	1,612,227	100	(61,387)
Total	$4,086,026		$3,979,574		$106,452

Percentage of total debt outstanding	19%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,134 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

As of November 30, 2014, cash and time deposits totaled $1,008 million. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the six months ended November 30, 2014, cash flows provided by operating activities were $103 million compared with $95 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

As of November 30, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures. Table 20 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended November 30, 2014 and May 31, 2014.

Table 20: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	November 30, 2014	May 31, 2014

Minimum average adjusted TIER over six most recent fiscal quarters (1)	1.025	1.24	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	5.93	5.79
____________________________
(1) In addition to the adjustments made to the leverage ratio set forth under “Non-GAAP Financial Measures,” senior debt excludes guarantees to member systems that have certain investment-grade ratings from Moody’s and S&P. The TIER and debt-to-equity calculations include the adjustments set forth under “Non-GAAP Financial Measures” and exclude the results of operations and other comprehensive income for CAH.
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

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of November 30, 2014, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $5,837 million.

The revolving credit agreements limit total investments in foreclosed assets held by Caribbean Asset Holdings ("CAH") to $275 million without consent by the required banks. These investments did not exceed this limit as of November 30, 2014.

Table 21 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of November 30, 2014 and May 31, 2014.

Table 21: Financial Ratios under Indentures

		Actual
	Requirement	November 30, 2014	May 31, 2014
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.14	6.74
____________________________
(1) The ratio calculation includes the adjustments made to the leverage ratio under “Non-GAAP Financial Measures,” with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

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

Table 22 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of November 30, 2014 and May 31, 2014.

Table 22: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	November 30, 2014	May 31, 2014
Collateral trust bonds 1994 indenture	100%	150%	113%	117%
Collateral trust bonds 2007 indenture	100	150	111	114
Farmer Mac	100	150	121	114
Clean Renewable Energy Bonds Series 2009A	100	150	112	117
Federal Financing Bank Series (1) (2)	100	150	114	118
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. As of November 30, 2014, unadvanced loan commitments totaled $13,863 million. Of that total, $2,591 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 30% of these committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 70% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,272 million of unadvanced loan commitments as of November 30, 2014 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically. we have not experienced significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of November 30, 2014.

We currently expect to make long-term loan advances totaling approximately $1,915 million to our members over the next 12 months.

Interest Expense on Debt

For the six months ended November 30, 2014, interest expense on debt was $315 million, representing an average cost of

3.07% compared with 3.24% for the six months ended November 30, 2013. For the past three fiscal years, interest expense on debt has averaged $685 million. As of November 30, 2014, 80% of outstanding debt had a fixed interest rate and 20% had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 23 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of November 30, 2014.

Table 23: Principal Maturity of Long-term Debt

(Dollars in thousands)	Amount Maturing (1)	Percentage of Total
May 31, 2015	$904,223	5%
May 31, 2016	1,664,291	10
May 31, 2017	1,526,381	9
May 31, 2018	780,105	5
May 31, 2019	1,818,214	11
Thereafter	9,966,345	60
Total	$16,659,559	100%
____________________________
(1)Excludes loan subordinated certificates totaling $128 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $13 million. In fiscal year 2014, amortization represented 10% of amortizing loan subordinated certificates outstanding.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 9% and 10% of our total loan portfolio as of November 30, 2014 and May 31, 2014, respectively.

Interest Rate Gap Analysis

Our interest rate gap analysis also allows us to analyze the effect on the overall adjusted TIER of issuing a certain amount of debt at a fixed rate for various maturities before the issuance of the debt. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER.

Table 24 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of November 30, 2014.

Table 24: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/15	Two Years 6/1/15 to 5/31/17	Two Years 6/1/17 to 5/31/19	Five Years 6/1/19 to 5/31/24	Ten Years 6/1/24 to 5/31/34	6/1/34 and Thereafter	Total
Assets amortization and repricing	$1,121	$3,918	$3,039	$4,573	$4,469	$1,774	$18,894
Liabilities and members’ equity:
Long-term debt	$1,060	$3,155	$3,764	$3,611	$2,894	$737	$15,221
Subordinated certificates	53	101	76	729	253	731	1,943
Members’ equity (1)	—	—	—	—	840	363	1,203
Total liabilities and members’ equity	$1,113	$3,256	$3,840	$4,340	$3,987	$1,831	$18,367
Gap (2)	$8	$662	$(801)	$233	$482	$(57)	$527

Cumulative gap	8	670	(131)	102	584	527
Cumulative gap as a % of total assets	0.04%	2.97%	(0.58)%	0.45%	2.59%	2.33%
Cumulative gap as a % of adjusted total assets(3)	0.04	2.99	(0.58)	0.45	2.60	2.35
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

We had $18,894 million of fixed-rate assets amortizing or repricing as of November 30, 2014. These assets were funded by $15,221 million of fixed-rate liabilities maturing during the next 30 years and $3,146 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $527 million reflects the amount of fixed-rate assets that are funded with short-term debt as of November 30, 2014. The gap of $527 million represented 2.33% of total assets and 2.35% of total assets excluding derivative assets, or adjusted total assets, as of November 30, 2014.

Our Asset Liability Committee believes that it is appropriate to maintain an unmatched position on our fixed-rate assets that represents a small percentage of adjusted total assets. This small unmatched position allows the necessary flexibility to ensure that we are able to match the current maturing portion of long-term fixed rate loans based on maturity date and the opportunity in the current low interest rate environment to maximize the gross yield on our fixed rate assets without taking what we would consider to be excessive risk. Funding fixed-rate loans with short-term debt increases interest rate and liquidity risk, as the maturing debt would need to be replaced to fund the fixed-rate loans through their repricing or maturity date. We manage interest rate risk through the use of derivatives and by limiting the amount of fixed-rate assets that can be funded by short-term debt to a specified percentage of adjusted total assets based on market conditions. We discuss how we manage our liquidity risk above under “Liquidity Risk.”

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

Table 25: Adjusted Financial Measures — Income Statement

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$(158,275)	$(165,345)	$(314,827)	$(332,930)
Plus: Derivative cash settlements	(21,764)	(19,471)	(41,865)	(36,156)
Adjusted interest expense	$(180,039)	$(184,816)	$(356,692)	$(369,086)

Net interest income	$76,960	$73,909	$157,699	$147,395
Less: Derivative cash settlements	(21,764)	(19,471)	(41,865)	(36,156)
Adjusted net interest income	$55,196	$54,438	$115,834	$111,239

Net income	$(35,912)	$24,992	$(15,300)	$183,258
Less: Derivative forward value	52,797	11,309	82,574	(111,760)
Adjusted net income	$16,885	$36,301	$67,274	$71,498

TIER Calculation

Table 26 presents our TIER and adjusted TIER for the three and six months ended November 30, 2014 and 2013.

Table 26: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
TIER (1) (2)	—	1.15	—	1.55

Adjusted TIER (3)	1.09	1.20	1.19	1.19
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) For the three and six months ended November 30, 2014, we reported a net loss of $36 million and $15 million, respectively, therefore the TIER for these periods results in a value below 1.00.
(3) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

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

Table 27: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	November 30, 2014	May 31, 2014
Total liabilities	$21,654,277	$21,262,369
Less:
Derivative liabilities	(400,687)	(388,208)
Debt used to fund loans guaranteed by RUS	(181,986)	(201,863)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates	(1,550,840)	(1,612,228)
Adjusted liabilities	$19,120,764	$18,660,070

Total equity	$918,826	$970,374
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	185,181	224,722
Current year-to-date derivative forward value (gains) losses, net	82,574	(39,541)
Accumulated other comprehensive income (1)	(5,843)	(6,320)
Plus:
Subordinated certificates	1,550,840	1,612,228
Subordinated deferrable debt	400,000	400,000
Adjusted total equity	$3,131,578	$3,161,463
Guarantees (2)	$981,428	$1,064,822
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $3 million of accumulated other comprehensive income and $0.4 million of accumulated other comprehensive loss at November 30, 2014 and May 31, 2014, respectively, related to the unrecognized gains on our investments. It also excludes $2 million of accumulated other comprehensive loss related to foreclosed assets at November 30, 2014 and May 31, 2014.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 28 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of November 30, 2014 and May 31, 2014.

Table 28: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	November 30, 2014	May 31, 2014
Leverage ratio (1)	24.64	23.01
Adjusted leverage ratio (2)	6.42	6.24
Debt-to-equity ratio (3)	23.57	21.91
Adjusted debt-to-equity ratio (4)	6.11	5.90
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

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$235,235	$239,254	$472,526	$480,325
Interest expense	(158,275)	(165,345)	(314,827)	(332,930)
Net interest income	76,960	73,909	157,699	147,395
Provision for loan losses	(992)	(1,096)	5,779	(2,374)
Net interest income after provision for loan losses	75,968	72,813	163,478	145,021
Non-interest income:
Fee and other income	9,872	5,125	14,229	9,281
Derivative gains (losses), net	(74,561)	(30,780)	(124,439)	75,604
Results of operations of foreclosed assets	(28,991)	(3,269)	(31,690)	(7,318)
Total non-interest income	(93,680)	(28,924)	(141,900)	77,567
Non-interest expense:
Salaries and employee benefits	(10,528)	(9,018)	(21,325)	(19,346)
Other general and administrative expenses	(7,709)	(9,555)	(15,455)	(17,842)
Provision for guarantee liability	13	(73)	80	(42)
Other	(17)	(150)	(23)	(298)
Total non-interest expense	(18,241)	(18,796)	(36,723)	(37,528)
Income (loss) before income taxes	(35,953)	25,093	(15,145)	185,060
Income tax (expense) benefit	41	(101)	(155)	(1,802)
Net income (loss)	(35,912)	24,992	(15,300)	183,258
Less: Net (income) loss attributable to noncontrolling interests	207	(67)	(4)	(2,785)
Net income (loss) attributable to CFC	$(35,705)	$24,925	$(15,304)	$180,473

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$(35,912)	$24,992	$(15,300)	$183,258
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	902	(1,335)	3,602	(5,244)
Reclassification of derivative losses to net income	(242)	(249)	(483)	(495)
Other comprehensive income (loss)	660	(1,584)	3,119	(5,739)
Total comprehensive income (loss)	(35,252)	23,408	(12,181)	177,519
Less: Total comprehensive (income) loss attributable to noncontrolling interest	209	(62)	1	(2,776)
Total comprehensive income (loss) attributable to CFC	$(35,043)	$23,346	$(12,180)	$174,743

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2014	May 31, 2014
Assets:
Cash and cash equivalents	$512,501	$338,715
Restricted cash	1,532	520
Investments	83,779	55,177
Time deposits	495,000	550,000
Loans to members	20,782,986	20,476,642
Less: Allowance for loan losses	(50,757)	(56,429)
Loans to members, net	20,732,229	20,420,213
Accrued interest and other receivables	195,969	200,656
Fixed assets, net	108,789	107,070
Debt service reserve funds	25,602	39,353
Debt issuance costs, net	41,648	42,058
Foreclosed assets, net	213,207	245,651
Derivative assets	139,377	209,759
Other assets	23,470	23,571
Total assets	$22,573,103	$22,232,743

Liabilities:
Accrued interest payable	$116,954	$118,381
Debt outstanding:
Short-term debt	4,222,404	4,099,331
Long-term debt	14,836,922	14,513,284
Subordinated deferrable debt	400,000	400,000
Members’ subordinated certificates:
Membership subordinated certificates	644,881	644,944
Loan and guarantee subordinated certificates	667,589	699,723
Member capital securities	238,370	267,560
Total members’ subordinated certificates	1,550,840	1,612,227
Total debt outstanding	21,010,166	20,624,842
Deferred income	78,754	78,040
Derivative liabilities	400,687	388,208
Other liabilities	47,716	52,898
Total liabilities	21,654,277	21,262,369

Commitments and contingencies

Equity:
CFC equity:
Retained equity	884,393	939,888
Accumulated other comprehensive income	6,773	3,649
Total CFC equity	891,166	943,537
Noncontrolling interest	27,660	26,837
Total equity	918,826	970,374
Total liabilities and equity	$22,573,103	$22,232,743
See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Education Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	CFC Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	—	—	—	(15,304)	(15,304)	—	(15,304)	4	(15,300)
Other comprehensive income (loss)	—	—	—	—	—	3,124	3,124	(5)	3,119
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(529)	(1)	1	—	(529)	—	(529)	824	295
Balance as of November 30, 2014	$2,222	$590,677	$485,448	$(193,954)	$884,393	$6,773	$891,166	$27,660	$918,826

Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	$791,090	$8,381	$799,471	$11,790	$811,261
Net income	—	—	—	180,473	180,473	—	180,473	2,785	183,258
Other comprehensive loss	—	—	—	—	—	(5,730)	(5,730)	(9)	(5,739)
Patronage capital retirement	—	(40,724)	—	—	(40,724)	—	(40,724)	—	(40,724)
Other	(415)	—	—	—	(415)	—	(415)	1,095	680
Balance as of November 30, 2013	$2,090	$550,857	$410,259	$(32,782)	$930,424	$2,651	$933,075	$15,661	$948,736

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$(15,300)	$183,258
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(5,781)	(6,104)
Amortization of debt issuance costs and deferred charges	3,630	3,647
Amortization of discount on long-term debt	3,605	2,367
Amortization of issuance costs for revolving bank lines of credit	4,213	1,332
Depreciation	2,920	2,838
Provision for loan losses	(5,779)	2,374
Provision for guarantee liability	(80)	42
Results of operations of foreclosed assets	31,690	7,318
Derivative forward value	82,574	(111,760)
Changes in operating assets and liabilities:
Accrued interest and other receivables	2,298	(30,795)
Accounts payable	(1,296)	(875)
Accrued interest payable	(1,427)	(10,795)
Deferred income	6,495	54,502
Other	(4,442)	(2,790)
Net cash provided by operating activities	103,320	94,559
Cash flows from investing activities:
Advances on loans	(4,116,020)	(3,941,276)
Principal collections on loans	3,809,772	3,859,164
Net investment in fixed assets	(4,565)	(3,196)
Proceeds from foreclosed assets	7,404	8,567
Investments in foreclosed assets	(6,650)	(10,020)
Investments in time deposits	—	(100,000)
Proceeds from sale of time deposits	55,000	—
Investments in equity securities	(25,000)	—
Change in restricted cash	(1,012)	(955)
Net cash used in investing activities	(281,071)	(187,716)
Cash flows from financing activities:
Proceeds from issuances of short-term debt, net	150,891	64,751
Proceeds from issuances of short-term debt with original maturity greater than 90 days	240,662	468,142
Repayments of short term-debt with original maturity greater than 90 days	(268,480)	(324,820)
Issuance costs for revolving bank lines of credit	(2,822)	(2,751)
Proceeds from issuance of long-term debt	748,073	1,769,662
Payments for retirement of long-term debt	(431,260)	(1,713,395)
Issuance costs for subordinated debt	—	(150)
Proceeds from issuance of members’ subordinated certificates	54,560	1,608
Payments for retirement of members’ subordinated certificates	(101,251)	(5,945)
Payments for retirement of patronage capital	(38,836)	(39,630)
Net cash provided by financing activities	351,537	217,472
Net increase in cash and cash equivalents	173,786	124,315
Beginning cash and cash equivalents	338,715	177,062
Ending cash and cash equivalents	$512,501	$301,377

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended November 30,
(Dollars in thousands)	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$304,806	$336,379
Cash paid for income taxes	81	152
Non-cash financing and investing activities:
Net decrease in debt service reserve funds/debt service reserve certificates	(13,751)	(450)

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. The entities controlled by CFC that hold foreclosed assets include Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”). CAH is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that provide local, long-distance and wireless telephone, cable television and internet services to residential and commercial customers. DRP holds assets primarily consisting of a land development loan and limited partnership interests in certain real estate developments and related receivables, developed lots and retail land. Intercompany accounts and transactions have been eliminated in consolidation. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC's Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (the “2014 Form 10-K”).

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify them against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. CFC is the primary source of funding to, and manages the lending activities of, NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. As of November 30, 2014, CFC had guaranteed $91 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $97 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheets. As of November 30, 2014, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. As of November 30, 2014, RTFC had total assets of $546 million including loans outstanding to members of $429 million, and NCSC had total assets of $690 million including loans outstanding of $669 million. As of November 30, 2014, CFC had committed to lend RTFC up to $4,000 million, of which $413 million was outstanding. As of November 30, 2014, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $743 million was outstanding, representing $652 million of outstanding loans and $91 million of credit enhancements.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three and six months ended November 30, 2014 and 2013.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest on long-term fixed-rate loans	$219,119	$221,952	$438,535	$446,535
Interest on long-term variable-rate loans	4,902	4,826	10,262	9,654
Interest on line of credit loans	6,687	7,505	13,629	15,077
Interest on restructured loans	10	—	10	136
Interest on investments	1,549	1,817	4,121	3,753
Fee income(1)	2,968	3,154	5,969	5,170
Total interest income	$235,235	$239,254	$472,526	$480,325
____________________________
(1) Primarily related to conversion fees, which are deferred and recognized in interest income over the original loan interest rate pricing term using the effective interest method. Also includes a small portion of conversion fees that are intended to cover the administrative costs related to the conversion, which are recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $74 million and $73 million as of November 30, 2014 and May 31, 2014, respectively.

Interest Expense

The following table presents the components of interest expense for the three and six months ended November 30, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense on debt:(1)
Short-term debt	$1,432	$1,607	$2,706	$3,039
Medium-term notes	17,022	20,980	33,741	42,551
Collateral trust bonds	75,219	74,858	149,986	151,656
Subordinated deferrable debt	4,750	4,750	9,500	9,500
Subordinated certificates	16,116	20,494	32,896	41,120
Long-term notes payable	36,823	38,759	75,257	76,698
Debt issuance costs(2)	1,932	1,782	3,725	3,647
Fee expense(3)	4,981	2,115	7,016	4,719
Total interest expense	$158,275	$165,345	$314,827	$332,930
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

Recently Issued but Not Yet Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2018. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC’s primary business and source of revenue is from lending.

NOTE 2—INVESTMENT SECURITIES

Our investment portfolio consists of preferred stock and common stock of Federal Agricultural Mortgage Corporation (“Farmer Mac”). These investments were classified as available for sale as of November 30, 2014 and May 31, 2014, and therefore recorded on our condensed consolidated balance sheets at fair value with any unrealized gains and losses recorded as a component of accumulated other comprehensive income.

The following tables present the amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investment securities as of November 30, 2014 and May 31, 2014.

	November 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$—	$30,000
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,300	—	26,300
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	584	—	25,584
Farmer Mac—Class A Common Stock	538	1,357	—	1,895
Total available-for-sale investment securities	$80,538	$3,241	$—	$83,779

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$(2,220)	$27,780
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	500	—	25,500
Farmer Mac—Class A Common Stock	538	1,359	—	1,897
Total available-for-sale securities	$55,538	$1,859	$(2,220)	$55,177

We did not have any investment securities in an unrealized loss position as of November 30, 2014. The gross unrealized loss on our Farmer Mac—Series A Non-Cumulative Preferred Stock of $2 million as of May 31, 2014 was largely attributable to changes in interest rates. We do not intend to sell our investment securities in the foreseeable future and therefore expect to recover any declines in fair value resulting from changes in interest rates.

NOTE 3—LOANS AND COMMITMENTS

The outstanding principal balance of loans to members, unadvanced commitments and deferred loan origination costs, by loan type and member class, as of November 30, 2014 and May 31, 2014 are presented below.

	November 30, 2014		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$18,712,604	$—	$18,175,656	$—
Long-term variable-rate loans	689,878	4,484,225	753,918	4,710,273
Loans guaranteed by RUS	181,986	—	201,863	—
Line of credit loans	1,188,812	9,378,303	1,335,488	9,201,805
Total loans outstanding (3)	20,773,280	13,862,528	20,466,925	13,912,078
Deferred loan origination costs	9,706	—	9,717	—
Loans to members	$20,782,986	$13,862,528	$20,476,642	$13,912,078

Member class:(2)
CFC:
Distribution	$15,386,626	$9,350,749	$15,035,365	$9,531,315
Power supply	4,224,787	3,051,250	4,086,163	3,025,423
Statewide and associate	63,740	128,989	67,902	105,961
CFC total	19,675,153	12,530,988	19,189,430	12,662,699
RTFC	428,648	290,284	449,546	304,500
NCSC	669,479	1,041,256	827,949	944,879
Total loans outstanding	$20,773,280	$13,862,528	$20,466,925	$13,912,078
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes nonperforming and restructured loans.
(3) Represents the unpaid principal balance excluding deferred loan origination costs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unadvanced Loan Commitments

A total of $2,591 million and $2,274 million of unadvanced commitments as of November 30, 2014 and May 31, 2014, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit as of November 30, 2014 and the related maturities by fiscal year and thereafter as follows:

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,591,131	$17,885	$61,000	$424,723	$792,305	$1,119,618	$175,600

The remaining unadvanced commitments totaling $11,272 million and $11,638 million as of November 30, 2014 and May 31, 2014, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

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

During the six months ended November 30, 2014 and 2013, we sold CFC loans with outstanding balances totaling $14 million and $37 million, respectively, at par for cash.

Payment Status of Loans

The tables below show an analysis of the age of the recorded investment in loans outstanding by member class as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,386,626	$—	$—	$—	$15,386,626	$7,221
Power supply	4,224,787	—	—	—	4,224,787	—
Statewide and associate	63,740	—	—	—	63,740	—
CFC total	19,675,153	—	—	—	19,675,153	7,221
RTFC	428,455	98	95	193	428,648	1,695
NCSC	669,479	—	—	—	669,479	321
Total loans outstanding	$20,773,087	$98	$95	$193	$20,773,280	$9,237

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%

	May 31, 2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,035,365	$—	$—	$—	$15,035,365	$7,584
Power supply	4,086,163	—	—	—	4,086,163	—
Statewide and associate	67,902	—	—	—	67,902	—
CFC total	19,189,430	—	—	—	19,189,430	7,584
RTFC	449,546	—	—	—	449,546	1,695
NCSC	827,949	—	—	—	827,949	400
Total loans outstanding	$20,466,925	$—	$—	$—	$20,466,925	$9,679

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of November 30, 2014 and May 31, 2014.

	November 30, 2014			May 31, 2014
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,357,810	$28,816	$15,386,626	$15,018,642	$16,723	$15,035,365
Power supply	4,224,787	—	4,224,787	4,086,163	—	4,086,163
Statewide and associate	63,468	272	63,740	67,625	277	67,902
CFC total	19,646,065	29,088	19,675,153	19,172,430	17,000	19,189,430
RTFC	426,953	1,695	428,648	447,851	1,695	449,546
NCSC	667,439	2,040	669,479	825,736	2,213	827,949
Total loans outstanding	$20,740,457	$32,823	$20,773,280	$20,446,017	$20,908	$20,466,925

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by company as of November 30, 2014 and May 31, 2014.

	November 30, 2014
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$17,725,009	95%	$987,595	5%	$18,712,604
Long-term variable-rate loans	598,981	87	90,897	13	689,878
Loans guaranteed by RUS	181,986	100	—	—	181,986
Line of credit loans	203,346	17	985,466	83	1,188,812
Total loans outstanding	$18,709,322	90	$2,063,958	10	$20,773,280

Company:
CFC	$17,838,337	91%	$1,836,816	9%	$19,675,153
RTFC	411,169	96	17,479	4	428,648
NCSC	459,816	69	209,663	31	669,479
Total loans outstanding	$18,709,322	90	$2,063,958	10	$20,773,280

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three and six months ended November 30, 2014 and 2013.

	Three Months Ended November 30, 2014
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of August 31, 2014	$40,461	$4,288	$4,962	$49,711
Provision for loan losses	670	739	(417)	992
Recoveries	54	—	—	54
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757

	Three Months Ended November 30, 2013
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of August 31, 2013	$43,336	$8,497	$3,823	$55,656
Provision for loan losses	(627)	968	755	1,096
Charge-offs	—	(1,606)	—	(1,606)
Recoveries	53	—	—	53
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199

	Six Months Ended November 30, 2014
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(4,522)	745	(2,002)	(5,779)
Recoveries	107	—	—	107
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2013
(Dollars in thousands)	CFC	RTFC (1)	NCSC (1)	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	1,410	307	657	2,374
Charge-offs	—	(1,606)	—	(1,606)
Recoveries	106	—	—	106
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199
____________________________
(1) The allowance for loan losses recorded for RTFC and NCSC are held at CFC.

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a general allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of November 30, 2014 and May 31, 2014.

	November 30, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$41,185	$3,671	$4,385	$49,241
Individually evaluated	—	1,356	160	1,516
Total ending balance of the allowance	$41,185	$5,027	$4,545	$50,757

Recorded investment in loans:
Collectively evaluated	$19,667,932	$426,953	$669,158	$20,764,043
Individually evaluated	7,221	1,695	321	9,237
Total recorded investment in loans	$19,675,153	$428,648	$669,479	$20,773,280

Loans to members, net (1)	$19,633,968	$423,621	$664,934	$20,722,523

	May 31, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$45,600	$3,876	$6,527	$56,003
Individually evaluated	—	406	20	426
Total ending balance of the allowance	$45,600	$4,282	$6,547	$56,429

Recorded investment in loans:
Collectively evaluated	$19,181,846	$447,851	$827,549	$20,457,246
Individually evaluated	7,584	1,695	400	9,679
Total recorded investment in loans	$19,189,430	$449,546	$827,949	$20,466,925

Loans to members, net(1)	$19,143,830	$445,264	$821,402	$20,410,496
____________________________
(1) Excludes deferred origination costs of $10 million as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of November 30, 2014 and May 31, 2014 are summarized below.

	November 30, 2014		May 31, 2014
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,221	$—	$7,584	$—

With a specific allowance recorded:
NCSC	321	160	400	20
RTFC	1,695	1,356	1,695	406
Total	2,016	1,516	2,095	426
Total impaired loans	$9,237	$1,516	$9,679	$426

The table below represents the average recorded investment in impaired loans and the interest income recognized, by member class, for the three and six months ended November 30, 2014 and 2013.

	Three Months Ended November 30,
	2014	2013	2014	2013
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,221	$7,584	$—	$—
CFC/Power Supply	—	5,000	—	—
NCSC	325	—	10	—
RTFC	1,695	7,295	—	—
Total impaired loans	$9,241	$19,879	$10	$—

	Six Months Ended November 30,
	2014	2013	2014	2013
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,403	$14,116	$—	$136
CFC/Power Supply	—	5,000	—	—
NCSC	344	—	10	—
RTFC	1,695	8,838	—	—
Total impaired loans	$9,442	$27,954	$10	$136

Nonperforming and Restructured Loans

Nonperforming and restructured loans outstanding and unadvanced commitments to members are summarized as follows by loan type and by company as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2014		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Nonperforming and restructured loans:
Nonperforming loans:
RTFC:
Long-term variable-rate loans	$1,695	$—	$1,695	$—
NCSC:
Line of credit loans	—	—	400	—
Total nonperforming loans	$1,695	$—	$2,095	$—

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,221	$—	$7,584	$—
NCSC:
Line of credit loans	321	—	—	—
Total restructured loans	$7,542	$—	$7,584	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three and six months ended November 30, 2014 and 2013.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Nonperforming loans	$25	$142	$51	$321
Restructured loans	127	122	264	244
Total	$152	$264	$315	$565

As of November 30, 2014 and May 31, 2014, nonperforming loans totaled $2 million, or 0.01%, of loans outstanding. One borrower in this group is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. We currently anticipate that even with the sale of the business, there will not be sufficient funds to repay the full amount owed to us. We have approval rights with respect to the sale of this company.

As of November 30, 2014 and May 31, 2014, we had restructured loans totaling $8 million, or 0.04%, of loans outstanding, all of which were performing according to their restructured terms. Interest income recognized on restructured loans was less than $1 million during the three and six months ended November 30, 2014, and also less than $1 million during the same prior-year periods.

We believe our allowance for loan losses was appropriate to cover the losses inherent in our loan portfolio as of November 30, 2014.

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding (see “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”) as of November 30, 2014 and May 31, 2014.

(Dollars in thousands)	November 30, 2014	May 31, 2014
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$6,144,439	$5,987,767
RUS guaranteed loans qualifying as permitted investments	159,051	161,372
Total pledged collateral	$6,303,490	$6,149,139
Collateral trust bonds outstanding	5,697,711	5,397,711

1994 indenture:
Distribution system mortgage notes	$967,604	$1,005,058
Collateral trust bonds outstanding	855,000	860,000

Farmer Mac:
Distribution and power supply system mortgage notes	$1,853,003	$1,907,607
Notes payable outstanding	1,527,643	1,667,505

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$20,329	$21,398
Cash	1,098	520
Total pledged collateral	$21,427	$21,918
Notes payable outstanding	18,230	18,230

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt.”

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of November 30, 2014 and May 31, 2014.

(Dollars in thousands)	November 30, 2014	May 31, 2014
Federal Financing Bank:
Distribution and power supply system mortgage notes on deposit	$4,876,247	$5,076,428
Notes payable outstanding	4,291,500	4,299,000

NOTE 4—FORECLOSED ASSETS

Assets received in satisfaction of loan receivables are initially recorded at fair value less estimated costs to sell when received and are subsequently periodically evaluated for impairment. These assets are reported on our condensed consolidated balance sheets as foreclosed assets. Our foreclosed assets are held through CAH and DRP, which are wholly-owned subsidiaries of CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreclosed Asset Activity

Foreclosed asset activity as of and for the six months ended November 30, 2014 is summarized below.

	Six Months Ended November 30, 2014
(Dollars in thousands)	CAH	DRP	Total
Balance as of beginning of period	$239,119	$6,532	$245,651
Results of operations	(4,438)	(249)	(4,687)
Impairment	(27,003)	—	(27,003)
Results of operations of foreclosed assets	(31,441)	(249)	(31,690)
Net cash investments	2,246	(3,000)	(754)
Balance as of end of period	$209,924	$3,283	$213,207

CAH

We recorded an initial investment in CAH of $254 million upon the completion of transfer of control of the U.S. Virgin Islands, British Virgin Islands and St. Maarten-based operating businesses of Innovative Communication Corporation (“ICC”) to CAH in October 2010 and March 2011.

Our strategic plan since the transfer of the foreclosed assets of ICC to CAH has been to upgrade and sell the operating businesses of CAH. Since acquisition, we have made additional investments in CAH for capital expenditures to upgrade and modernize the hardware, software and network infrastructure of the existing operations in order to retain existing subscribers and attract new subscribers. Our carrying value of CAH was $239 million as of May 31, 2014, consisting of the initial recorded investment of $254 million, our subsequent net investments of $75 million, cumulative operating losses of $44 million and cumulative non-cash impairment charges of $46 million, including $1 million in fiscal year 2014 and $45 million in fiscal year 2012.

CAH continues to work on its planned technology and infrastructure upgrades and its marketing of the enhanced services that will be available to CAH’s customer base following the completion of the upgrades. However, during the quarter ending November 30, 2014, CAH encountered issues with certain elements of the construction of the new network and service delivery technology, which required remediation and delayed the acceptance testing of network upgrades and product enhancements. CAH has experienced less than expected subscriber growth, revenue growth and lower than anticipated customer migration rates to the new network and internet services. In addition, the economic recovery in the area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry.

Based on the above analysis, we recognized impairment on certain identifiable intangible assets and goodwill of $27 million. The impairment charge is included in our condensed consolidated statements of operations as a component of results of operations of foreclosed assets. The decrease in CAH’s carrying value to $210 million as of November 30, 2014, from $239 million as of May 31, 2014 was attributable to the impairment charge recorded in the current quarter and the operating losses of $4 million recorded during the six months ended November 30, 2014. The impairment charge contributed to a decrease in CAH’s total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets, to $267 million as of November 30, 2014, from $295 million as of May 31, 2014. CAH had total liabilities of $242 million and $236 million as of November 30, 2014 and May 31, 2014, respectively, and net equity of $25 million and $59 million,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. CAH's total liabilities included loans and interest payable to CFC, which are eliminated in consolidation, of $185 million and $180 million as of November 30, 2014 and May 31, 2014, respectively.

CAH is nearing the completion of its program to update its network infrastructure. CAH is actively transitioning customers to the new infrastructure and marketing the enhanced services to current and new customers. Our intent is to sell CAH; however, it is difficult to predict the level of interest from potential buyers and we can provide no certainty as to whether or when a disposition transaction will be completed or the amount of any sales proceeds that may be realized from such a transaction. It is also uncertain as to whether we will be able to sell all of the CAH operating businesses in a single transaction, or if the businesses will be sold to multiple buyers.

DRP

DRP had losses from the results of operations of less than $1 million for the six months ended November 30, 2014 and 2013. Our carrying value of DRP decreased to $3 million as of November 30, 2014, from $7 million as of May 31, 2014. The decrease was due to the sale of DRP’s interest in bond reimbursement receivables for which we received proceeds of approximately $2 million. We have entered into a contract to sell DRP’s remaining interest in real estate properties. We expect the sale, which would dispose of our DRP holdings, to be completed by March 2015.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of November 30, 2014 and May 31, 2014.

(Dollars in thousands)	November 30, 2014	May 31, 2014
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$2,040,851	$1,973,557
Commercial paper sold directly to members, at par (1)	720,176	838,074
Commercial paper sold directly to non-members, at par (1)	21,371	20,315
Select notes	634,851	548,610
Daily liquidity fund notes	586,592	486,501
Bank bid notes	—	20,000
Medium-term notes sold to members	218,563	212,274
Total short-term debt	$4,222,404	$4,099,331
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.

As indicated in “Note 1—Summary of Significant Accounting Policies,” effective August 31, 2014, we began classifying debt as either short-term or long-term based on the original contractual maturity at issuance. For reporting periods prior to August 31, 2014, we reported long-term debt maturing within one year as part of our short-term debt. The amount reclassified from short-term debt to long-term debt as of May 31, 2014 was $1,300 million.

Revolving Credit Agreements

As of November 30, 2014 and May 31, 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of November 30, 2014, which would then reduce the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements as of November 30, 2014 and May 31, 2014.

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	November 30, 2014	May 31, 2014	November 30, 2014	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,720,000	$—	$—	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,698,109	—	1,891	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,418,109	$3,224,109	$1,891	$1,891
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and $1,700 million, respectively, and to extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement which was scheduled to mature on October 28, 2016.

The following represents our required and actual financial ratios under the revolving credit agreements as of November 30, 2014 and May 31, 2014.

		Actual
	Requirement	November 30, 2014	May 31, 2014
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.24	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23
Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.93	5.79
____________________________
(1) In addition to the adjustments made to the leverage ratio set forth in “Item 7. MD&A—Non-GAAP Financial Measures,” senior debt excludes guarantees to member systems that have certain investment-grade ratings by Moody’s Investors Service (“Moody's”) and Standard & Poor’s Corporation (“S&P”). The TIER and debt-to-equity calculations include the adjustments set forth in “Item 7. MD&A—Non-GAAP Financial Measures” and exclude the results of operations and other comprehensive income for CAH.
(2) We must meet this requirement to retire patronage capital.

As of November 30, 2014 and May 31, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	November 30, 2014	May 31, 2014
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,293,995	$2,228,459
Medium-term notes sold to members	392,847	285,988
Subtotal medium-term notes	2,686,842	2,514,447
Unamortized discount	(413)	(418)
Total unsecured medium-term notes	2,686,429	2,514,029
Guaranteed Underwriter Program notes payable	4,291,500	4,299,000
Other unsecured notes payable	35,075	35,075
Subtotal unsecured notes payable	4,326,575	4,334,075
Unamortized discount	(694)	(770)
Total unsecured notes payable	4,325,881	4,333,305
Total unsecured long-term debt	7,012,310	6,847,334
Secured long-term debt:
Collateral trust bonds	6,552,711	6,257,711
Unamortized discount	(273,972)	(277,496)
Total collateral trust bonds	6,278,739	5,980,215
Farmer Mac notes payable	1,527,643	1,667,505
Other secured notes payable	18,230	18,230
Total secured notes payable	1,545,873	1,685,735
Total secured long-term debt	7,824,612	7,665,950
Total long-term debt	$14,836,922	$14,513,284

In November 2014, we issued $300 million of 2.30% collateral trust bonds due 2019.
As of November 30, 2014 and May 31, 2014, we had unsecured notes payable totaling $4,292 million and $4,299 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank (“FFB”) and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of November 30, 2014, $4,292 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under FFB loan facilities with a 20-year maturity repayment period for advances made through October 15, 2017. As of November 30, 2014, we had up to $874 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program.

As of November 30, 2014 and May 31, 2014, secured notes payable include $1,528 million and $1,668 million, respectively, in debt outstanding to Federal Agricultural Mortgage Corporation (“Farmer Mac”) under a note purchase agreement totaling $3,900 million. Under the terms of the note purchase agreement in place as of November 30, 2014, we could borrow up to $3,900 million at any time through January 11, 2016, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provided CFC with a notice that the draw period would not be extended beyond the remaining term. In October 2014, we borrowed $80 million under the note purchase agreement with the Farmer Mac.

Subsequent to November 30, 2014, we issued $200 million in notes payable in December 2014 under the Farmer Mac note purchase agreement. On January 8, 2015, the commitment amount under the Farmer Mac note purchase agreement was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See “Note 3—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

We had $400 million of 4.75% outstanding subordinated deferrable debt, due in 2043, as of both November 30, 2014 and May 31, 2014. Our outstanding subordinated deferrable debt is callable at par on or after April 30, 2023.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Use of Derivatives

We are an end user of derivative financial instruments and do not engage in derivative trading. We use derivatives, primarily interest rate swaps and treasury rate locks, to manage interest rate risk. Derivatives may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We generally engage in OTC derivative transactions.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses), net. If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified from accumulated other comprehensive income (“AOCI”) to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses), net in our consolidated statement of operations.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as a component of derivative gains (losses), net in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of November 30, 2014 or May 31, 2014.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of November 30, 2014 and May 31, 2014. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	November 30, 2014			May 31, 2014
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,617,235	3.31%	0.22%	$5,322,809	3.33%	0.21%
Receive-fixed swaps	2,949,000	0.83	3.60	3,124,000	0.85	3.62
Total interest rate swaps	$8,566,235	2.45	1.38	$8,446,809	2.41	1.48

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of November 30, 2014 and May 31, 2014.

	November 30, 2014		May 31, 2014
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$139,377	$3,294,493	$209,759	$3,817,593
Derivative liabilities	(400,687)	5,271,742	(388,208)	4,629,216
Total	$(261,310)	$8,566,235	$(178,449)	$8,446,809

In addition to the notional amount of swaps shown above, we had $50 million outstanding notional amount of forward starting swaps with an effective date of December 1, 2014. As of November 30, 2014, these forward starting swaps had a fair value of $2 million that is included in derivative liabilities on our condensed consolidated balance sheet. There were no cash settlements or accrued amounts related to these forward starting swaps as of November 30, 2014, as the effective date was subsequent to November 30, 2014.

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of November 30, 2014 and May 31, 2014, and provides information on the impact of netting provisions and collateral pledged.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$139,377	$—	$139,377	$137,508	$—	$1,869
Derivative liabilities:
Interest rate swaps	400,687	—	400,687	137,508	—	263,179

	May 31, 2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$209,759	$—	$209,759	$169,700	$—	$40,059
Derivative liabilities:
Interest rate swaps	388,208	—	388,208	169,700	—	218,508

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

The following table presents the components of the derivative gains (losses), net reported in our condensed consolidated statements of operations for our interest rate swaps for the three and six months ended November 30, 2014 and 2013.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative cash settlements	$(21,764)	$(19,471)	$(41,865)	$(36,156)
Derivative forward value	(52,797)	(11,309)	(82,574)	111,760
Derivative gains (losses), net	$(74,561)	$(30,780)	$(124,439)	$75,604

Impact of Derivative Rating Triggers

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

On December 12, 2014, S&P announced a downgrade on the senior secured debt of CFC from A+ to A based on the ratings criteria titled “Issue Credit Rating Methodology for Nonbank Financial Institutions and Nonbank Financial Service Companies,” published on December 9, 2014. Specifically, S&P applied the revised ratings criteria to rate CFC’s senior secured debt at the same level as CFC’s issuer credit rating. S&P also announced that it has changed CFC’s issuer credit rating outlook from “stable” to “negative” based on its revised ratings criteria titled “Nonbank Financial Institutions Rating

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Methodology,” published on December 9, 2014. The change only affects our senior secured debt credit rating; our corporate and short-term credit ratings remained unchanged. The change did not result in a rating trigger event under the provisions of our derivative transaction agreements. On November 24, 2014, Moody’s reaffirmed CFC’s existing senior secured debt, senior unsecured debt, subordinated debt and short-term credit ratings with a stable outlook. There have been no changes of CFC’s ratings by Moody’s since November 24, 2014.

The table below displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2014 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our senior unsecured credit ratings to or below Baa1/BBB+ or Baa3/BBB- by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
falls below Baa1/BBB+	$4,431,017	$(174,883)	$210	$(174,673)
falls to Baa3/BBB-	1,680,595	—	3,575	3,575
falls below Baa3/BBB-	601,345	(21,663)	—	(21,663)
Total	$6,712,957	$(196,546)	$3,785	$(192,761)

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $198 million as of November 30, 2014, while the aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $2 million as of November 30, 2014.

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

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	November 30, 2014	May 31, 2014
Total by type:
Long-term tax-exempt bonds	$498,995	$518,360
Letters of credit	367,837	431,064
Other guarantees	114,596	115,398
Total	$981,428	$1,064,822

Total by member class:
CFC:
Distribution	$169,716	$165,559
Power supply	744,145	826,231
Statewide and associate	5,264	5,397
CFC total	919,125	997,187
RTFC	2,465	2,304
NCSC	59,838	65,331
Total	$981,428	$1,064,822

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of November 30, 2014, our maximum potential exposure for the $72 million of fixed-rate tax-exempt bonds is $103 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $427 million and $445 million as of November 30, 2014 and May 31, 2014, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $82 million is secured as of November 30, 2014. As of November 30, 2014 and May 31, 2014, the letters of credit include $76 million and $125 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place as of November 30, 2014, we may be required to issue up to an additional $121 million in letters of credit to third parties for the benefit of our members. As of November 30, 2014, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, as of November 30, 2014 we had hybrid letter of credit facilities totaling $1,741 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in “Note 3— Loans and Commitments.” Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $415 million as of November 30, 2014. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,326 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of November 30, 2014 and May 31, 2014, we had $400 million and $418 million of guarantees, respectively, representing 41% and 39%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of November 30, 2014, we were the liquidity provider for a total of $503 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the six months ended November 30, 2014, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of November 30, 2014 and May 31, 2014, we recorded a guarantee liability of $21 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of November 30, 2014 and May 31, 2014 was $2 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $19 million and $20 million as of November 30, 2014 and May 31, 2014, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the six months ended November 30, 2014.

(Dollars in thousands)	Six Months Ended November 30, 2014
Beginning balance	$22,091
Net change in non-contingent liability	(1,450)
Provision for contingent guarantee liability	(80)
Ending balance	$20,561

Liability as a percentage of total guarantees	2.10%

NOTE 11—FAIR VALUE MEASUREMENTS

Fair Value

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets as of November 30, 2014 and May 31, 2014 consisted of investments in common and preferred stock, derivative instruments and nonperforming collateral-dependent loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014 consisted of our derivative instruments, investments in common and preferred stock and deferred compensation investments. The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2014		May 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$—	$139,377	$—	$209,759
Derivative liabilities	—	400,687	—	388,208
Investments in common and preferred stock	83,779	—	55,177	—
Deferred compensation investments	4,486	—	4,156	—

Derivative Instruments

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

Investments in Preferred and Common Stock

Our investments in equity securities consist of investments in Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock, which are recorded in the condensed consolidated balance sheets at fair value. We determine the fair value of these investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three and six months ended November 30, 2014, we recorded an unrealized gain of $1 million and $4 million, respectively, in accumulated other comprehensive income, compared to an unrealized loss of $1 million and $5 million, respectively, for the same prior-year periods.

Deferred Compensation Investments

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis as of November 30, 2014 and May 31, 2014 consisted of certain nonperforming collateral-dependent loans. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy.

Nonperforming Collateral-Dependent Loans

As of November 30, 2014 and May 31, 2014, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the fair value of the collateral underlying the loan to determine the specific allowance for loan loss. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable input used in the determination of fair value for the specific nonperforming loans is a multiple of earnings before interest, taxes, depreciation and amortization of 3.5x as of May 31, 2014. The material inputs used in estimating fair value by both internal staff and third-party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for estimating the fair value of nonperforming collateral-dependent loans are obtained from third-party specialists and reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements.

Because of the balance of nonperforming collateral-dependent loans, we do not believe that changes in the significant unobservable inputs used in the determination of the fair value will have a material impact on the fair value measurement of these assets or our results of operations. The following table displays the carrying value and fair value of these loans as of November 30, 2014 and May 31, 2014 and the total losses for the three and six months ended November 30, 2014 and 2013.

	Level 3 Fair Value		Total Losses For The Three Months Ended November 30,		Total Losses For The Six Months Ended November 30,
(Dollars in thousands)	November 30, 2014	May 31, 2014	2014	2013	2014	2013
Nonperforming loans, net of specific reserves	$339	$1,669	$(724)	$—	$(950)	$—

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and fair values of our financial instruments as of November 30, 2014 and May 31, 2014 are presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$512,501	$512,501	$512,501	$—	$—
Restricted cash	1,532	1,532	1,532	—	—
Investments	83,779	83,779	83,779	—	—
Time deposits	495,000	495,000	—	495,000	—
Deferred compensation investments	4,486	4,486	4,486	—	—
Loans to members, net	20,732,229	21,338,380	—	—	21,338,380
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	139,377	139,377	—	139,377	—

Liabilities:
Short-term debt	4,222,404	4,222,522	2,627,592	1,594,930	—
Long-term debt	14,836,922	16,030,115	—	10,022,733	6,007,382
Guarantee liability	20,561	23,290	—	—	23,290
Derivative instruments	400,687	400,687	—	400,687	—
Subordinated deferrable debt	400,000	398,400	—	398,400	—
Members’ subordinated certificates	1,550,840	1,550,840	—	—	1,550,840

	May 31, 2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338,715	$338,715	$338,715	$—	$—
Restricted cash	520	520	520	—	—
Investments	55,177	55,177	55,177	—	—
Time deposits	550,000	550,000	—	550,000	—
Deferred compensation investments	4,156	4,156	4,156	—	—
Loans to members, net	20,420,213	21,000,687	—	—	21,000,687
Debt service reserve funds	39,353	39,353	39,353	—	—
Derivative instruments	209,759	209,759	—	209,759	—

Liabilities:
Short-term debt	4,099,331	4,099,534	2,480,166	1,619,368	—
Long-term debt	14,513,284	15,738,970	—	9,618,645	6,120,325
Guarantee liability	22,091	24,946	—	—	24,946
Derivative instruments	388,208	388,208	—	388,208	—
Subordinated deferrable debt	400,000	385,744	—	385,744	—
Members’ subordinated certificates	1,612,227	1,612,227	—	—	1,612,227

We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the six months ended November 30, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts as of November 30, 2014 and May 31, 2014.

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

Fair values for fixed-rate loans are estimated using a discounted cash flow technique by discounting the expected future cash flows using the current rates at which we would make similar loans to new borrowers for the same remaining maturities. The maturity date used in the fair value calculation of loans with a fixed rate for a selected rate term is the next repricing date since these borrowers must reprice their loans at various times throughout the life of the loan at the current market rate.

Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See “Note 11—Fair Value Measurement” for more details about how we calculate the fair value of certain nonperforming loans.

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

See “Note 11—Fair Value Measurement” for additional information on assets and liabilities reported at fair value on a recurring and non-recurring basis on our condensed consolidated balance sheets.

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three and six months ended November 30, 2014 and 2013, and assets attributable to each segment as of November 30, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$232,168	$11,328	$(8,261)	$235,235
Interest expense	(157,918)	(8,618)	8,261	(158,275)
Net interest income	74,250	2,710	—	76,960
Provision for loan losses	(992)	—	—	(992)
Net interest income after provision for loan losses	73,258	2,710	—	75,968
Non-interest income:
Fee and other income	9,646	1,369	(1,143)	9,872
Derivative losses, net	(73,061)	(1,500)	—	(74,561)
Results of operations of foreclosed assets	(28,991)	—	—	(28,991)
Total non-interest income	(92,406)	(131)	(1,143)	(93,680)
Non-interest expense:
General and administrative expenses	(16,553)	(1,940)	256	(18,237)
Provision for guarantee liability	13	—	—	13
Other	(17)	(887)	887	(17)
Total non-interest expense	(16,557)	(2,827)	1,143	(18,241)
Loss before income taxes	(35,705)	(248)	—	(35,953)
Income tax benefit	—	41	—	41
Net loss	$(35,705)	$(207)	$—	$(35,912)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$235,505	$12,582	$(8,833)	$239,254
Interest expense	(164,980)	(9,198)	8,833	(165,345)
Net interest income	70,525	3,384	—	73,909
Provision for loan losses	(1,096)	—	—	(1,096)
Net interest income after provision for loan losses	69,429	3,384	—	72,813
Non-interest income:
Fee and other income	4,163	342	620	5,125
Derivative losses, net	(29,232)	(1,548)	—	(30,780)
Results of operations of foreclosed assets	(3,269)	—	—	(3,269)
Total non-interest income	(28,338)	(1,206)	620	(28,924)
Non-interest expense:
General and administrative expenses	(15,942)	(2,011)	(620)	(18,573)
Provision for guarantee liability	(73)	—	—	(73)
Other	(151)	1	—	(150)
Total non-interest expense	(16,166)	(2,010)	(620)	(18,796)
Income before income taxes	24,925	168	—	25,093
Income tax expense	—	(101)	—	(101)
Net income	$24,925	$67	$—	$24,992

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$466,308	$23,135	$(16,917)	$472,526
Interest expense	(314,146)	(17,598)	16,917	(314,827)
Net interest income	152,162	5,537	—	157,699
Provision for loan losses	5,779	—	—	5,779
Net interest income after provision for loan losses	157,941	5,537	—	163,478
Non-interest income:
Fee and other income	13,872	1,731	(1,374)	14,229
Derivative losses, net	(122,232)	(2,207)	—	(124,439)
Results of operations of foreclosed assets	(31,690)	—	—	(31,690)
Total non-interest income	(140,050)	(476)	(1,374)	(141,900)
Non-interest expense:
General and administrative expenses	(33,252)	(4,015)	487	(36,780)
Provision for guarantee liability	80	—	—	80
Other	(23)	(887)	887	(23)
Total non-interest expense	(33,195)	(4,902)	1,374	(36,723)
Income before income taxes	(15,304)	159	—	(15,145)
Income tax expense	—	(155)	—	(155)
Net income	$(15,304)	$4	$—	$(15,300)

Assets:
Total loans outstanding	$20,739,565	$1,098,127	$(1,064,412)	$20,773,280
Deferred origination costs	9,706	—	—	9,706
Less: Allowance for loan losses	(50,757)	—	—	(50,757)
Loans to members, net	20,698,514	1,098,127	(1,064,412)	20,732,229
Other assets	1,818,603	137,686	(115,415)	1,840,874
Total assets	$22,517,117	$1,235,813	$(1,179,827)	$22,573,103

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$472,831	$25,345	$(17,851)	$480,325
Interest expense	(332,200)	(18,581)	17,851	(332,930)
Net interest income	140,631	6,764	—	147,395
Provision for loan losses	(2,374)	—	—	(2,374)
Net interest income after provision for loan losses	138,257	6,764	—	145,021
Non-interest income:
Fee and other income	8,187	694	400	9,281
Derivative gains, net	74,351	1,253	—	75,604
Results of operations of foreclosed assets	(7,318)	—	—	(7,318)
Total non-interest income	75,220	1,947	400	77,567
Non-interest expense:
General and administrative expenses	(32,663)	(4,125)	(400)	(37,188)
Provision for guarantee liability	(42)	—	—	(42)
Other	(299)	1	—	(298)
Total non-interest expense	(33,004)	(4,124)	(400)	(37,528)
Income before income taxes	180,473	4,587	—	185,060
Income tax expense	—	(1,802)	—	(1,802)
Net income	$180,473	$2,785	$—	$183,258

Assets:
Total loans outstanding	$20,342,560	$1,199,116	$(1,163,246)	$20,378,430
Deferred origination costs	9,790	—	—	9,790
Less: Allowance for loan losses	(55,199)	—	—	(55,199)
Loans to members, net	20,297,151	1,199,116	(1,163,246)	20,333,021
Other assets	2,079,206	140,738	(121,601)	2,098,343
Total assets	$22,376,357	$1,339,854	$(1,284,847)	$22,431,364

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivatives.”

Item 4. Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. Related to the Innovative Communication Corporation (“ICC”) bankruptcy proceedings, ICC’s former indirect majority shareholder and former chairman, and related parties, have asserted claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC has successfully defended these claims, certain of which are now on appeal.

Item 1A. Risk Factors

Refer to “Part I— Item 1A. Risk Factors” in our 2014 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under “Part I— Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 8, 2015, we entered into an amended and restated first supplemental note purchase agreement with the Federal Agricultural Mortgage Corporation to (i) increase the total aggregate commitment under our existing note purchase agreement from $3,900 million to $4,500 million and (ii) extend the draw period by four years to January 11, 2020 from January 11, 2016.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX
Exhibit No.		Description
10.1*	—	Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000
10.2*	—	Supplement No. 2 to Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 18, 2014 between the Registrant and the Rural Utilities Service
10.3*	—	Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034
10.4*	—	Amendment No.3 dated October 28, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015
10.5*	—	Amendment No.3 dated October 28, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016
10.6*	—	Amended and Restated First Supplemental Note Purchase Agreement dated January 8, 2015, between the Registrant and Federal Agricultural Mortgage Corporation
12*	—	Computations of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: January 14, 2015

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)