Form 10-Q
period 2015-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2015-04-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
OR

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

i

Item 5.	Other Information	78
Item 6.	Exhibits	79

SIGNATURES		80

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Expense	11
4	Derivative Gains (Losses), Net	13
5	Derivative Average Notional Balances and Average Interest Rates	14
6	Loans Outstanding by Type and Member Class	16
7	Total Debt Outstanding	17
8	Guarantees Outstanding	20
9	Maturities of Guarantee Obligations	21
10	Unadvanced Loan Commitments	21
11	Notional Maturities of Unconditional Committed Lines of Credit	21
12	Credit Exposure to 10 Largest Borrowers	22
13	Unencumbered Loans	23
14	Nonperforming and Restructured Loans	24
15	Allowance for Loan Losses	25
16	Rating Triggers for Derivatives	26
17	Projected Sources and Uses of Liquidity	28
18	Revolving Credit Agreements	29
19	Member Investments	30
20	Financial Ratios under Revolving Credit Agreements	31
21	Financial Ratios under Indentures	31
22	Collateral Pledged or on Deposit	32
23	Principal Maturity of Long-term Debt	33
24	Interest Rate Gap Analysis	34
25	Adjusted Financial Measures — Income Statement	35
26	TIER and Adjusted TIER	36
27	Adjusted Financial Measures — Balance Sheet	36
28	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	37

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

CFC is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer its members cost-based financial products and services consistent with sound financial management. CFC annually allocates its net earnings, which consist of net income excluding the effect of certain non-cash accounting entries, to (i) a cooperative educational fund, (ii) a members’ capital reserve, (iii) a general reserve, if necessary, and (iv) members based on each member’s patronage of CFC’s loan programs during the year.

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. RTFC was established to provide private financing for the rural telecommunications industry. NCSC was established to provide financing to members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to Class A, B and C members of CFC. The entities controlled by CFC that hold foreclosed assets include Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”). CAH is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that provide local, long-distance and wireless telephone, cable television and internet services to residential and commercial customers. DRP holds a land development loan and limited partnership interests in certain receivables related to a real estate development. Unless stated otherwise, references to “we,”

“our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.
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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three and nine months ended February 28, 2015 and 2014, and as of February 28, 2015 and May 31, 2014. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Statement of operations
Interest income	$238,740	$238,732	—	$711,266	$719,057	(1) %
Interest expense	(156,850)	(163,534)	(4)	(471,677)	(496,464)	(5)
Net interest income	81,890	75,198	9	239,589	222,593	8
Provision for loan losses	(2,304)	(787)	193	3,475	(3,161)	(210)
Fee and other income	5,020	5,702	(12)	19,249	14,983	28
Derivative gains (losses), net (1)	(98,770)	(31,623)	212	(223,209)	43,981	(608)
Results of operations of foreclosed assets(2)	(1,369)	(1,164)	18	(33,059)	(8,482)	290
Operating expenses(3)	(18,008)	(17,183)	5	(54,788)	(54,371)	1
Other non-interest expense	(710)	(1,359)	(48)	(653)	(1,699)	(62)
Income (loss) before income taxes	(34,251)	28,784	(219)	(49,396)	213,844	(123)
Income tax (expense) benefit	55	(243)	(123)	(100)	(2,045)	(95)
Net income (loss)	$(34,196)	$28,541	(220) %	$(49,496)	$211,799	(123) %

Adjusted statement of operations
Adjusted interest expense(4)	$(178,362)	$(182,322)	(2) %	$(535,054)	$(551,408)	(3) %
Adjusted net interest income(4)	60,378	56,410	7	176,212	167,649	5
Adjusted net income(4)	43,062	41,376	4	110,336	112,874	(2)

Ratios
Fixed-charge coverage ratio/TIER (5)	—	1.17	NA	—	1.43	NA
Adjusted TIER(4)	1.24	1.23	1 bps	1.21	1.20	1 bps

				As of
				February 28, 2015	May 31, 2014	Change
Balance sheet
Cash, investments and time deposits				$769,229	$944,412	(19)%
Loans to members(6)				21,212,092	20,476,642	4
Allowance for loan losses				(53,114)	(56,429)	(6)
Loans to members, net				21,158,978	20,420,213	4
Total assets				22,648,921	22,232,743	2
Short-term borrowings				3,213,860	4,099,331	(22)
Long-term debt				15,861,011	14,513,284	9
Subordinated deferrable debt				400,000	400,000	—
Members’ subordinated certificates				1,526,452	1,612,227	(5)
Total debt outstanding				21,001,323	20,624,842	2
Total liabilities				21,764,417	21,262,369	2
Total equity				884,504	970,374	(9)
Guarantees				987,833	1,064,822	(7)

Ratios
Leverage ratio(7)				25.72	23.01	271	bps
Adjusted leverage ratio(4)				6.41	6.24	17
Debt-to-equity ratio(8)				24.61	21.91	270
Adjusted debt-to-equity ratio(4)				6.10	5.90	20
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
(2) Includes non-cash impairment charge of $27 million for the nine months ended February 28, 2015 related to certain identifiable intangible assets and goodwill of CAH.
(3)Consists of salaries and employee benefits and other general and administrative expenses.
(4) See “Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(5)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same for the three and nine months ended February 28, 2015 and 2014 because we did not have any capitalized interest during these periods. We reported a net loss of $34 million and $49 million for the three and nine months ended February 28, 2015, respectively; therefore, the TIER for these periods is below 1.00.
(6)Consists of outstanding principal balance of member loans and deferred loan origination costs of $10 million as of both February 28, 2015 and May 31, 2014.
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

Financial Performance

Reported Results

We reported a net loss of $34 million and TIER below 1.00 for the quarter ended February 28, 2015 (“current quarter”), compared with net income of $29 million and TIER of 1.17 for the quarter ended February 28, 2014 (“prior year quarter”). We reported a net loss of $49 million and TIER below 1.00 for the nine months ended February 28, 2015, compared with net income of $212 million and TIER of 1.43 for the same prior year period. Our debt-to-equity ratio increased to 24.61-to-1 as of February 28, 2015, from 21.91-to-1 as of May 31, 2014. Our reported results for the current quarter and nine months ended February 28, 2015 reflect the impact of significantly higher net derivative losses, which more than offset an increase in net interest income. In addition, our results for the nine months ended February 28, 2015 include a non-cash impairment charge of $27 million related to certain identifiable intangible assets and goodwill of CAH, which resulted in the write down of the carrying value of CAH in the second quarter of fiscal year 2015. We provide additional information on the CAH impairment charge below under “Consolidated Results of Operations” and in “Note 4—Foreclosed Assets.”

We expect volatility from period to period in our reported GAAP results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we mark to market through earnings. As previously noted, we therefore use adjusted non-GAAP measures to evaluate our performance and for compliance with our debt covenants.

Adjusted Non-GAAP Results

Our adjusted net income totaled $43 million and $41 million for the three months ended February 28, 2015 and 2014, respectively, and our adjusted TIER was 1.24 and 1.23, respectively. Our adjusted net income totaled $110 million and $113 million for the nine months ended February 28, 2015 and 2014, respectively, and our adjusted TIER was 1.21 and 1.20, respectively. Our adjusted debt-to-equity ratio increased to 6.10-to-1 as of February 28, 2015, from 5.90-to-1 as of May 31, 2014.

Our adjusted net income for the current quarter and nine months ended February 28, 2015 reflected improvements in our core operations resulting from strategic actions taken to reduce our funding costs, which generated higher adjusted net interest income as the reduction in our average debt cost more than offset a decrease in the average yield on our interest-earning assets. Our adjusted results for the nine months ended February 28, 2015 also include the favorable impact of higher fee and other non-interest income and a reduction in the allowance for loan losses, which resulted in a negative provision for loan losses for the nine months ended February 28, 2015. The decrease in adjusted net income during the nine months ended February 28, 2015 from the same prior year period was driven by the CAH impairment charge of $27 million recorded in the second quarter of 2015, which more than offset the favorable impact from the improvement in our core operations.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $21,202 million as of February 28, 2015, an increase of $735 million, or 4%, from May 31, 2014. The increase was primarily due to an increase in CFC distribution and power supply loans of $740 million and $162 million, respectively, which was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $112 million and a decrease in RTFC loans of $48 million.

CFC had long-term fixed-rate loans totaling $1,026 million that repriced during the nine months ended February 28, 2015. Of this total, $862 million repriced to a new long-term fixed rate; $100 million repriced to a long-term variable rate; and $64 million were repaid in full.

Funding Activity

Our debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 28, 2015, our debt volume also increased. Total debt outstanding was $21,001 million as of February 28, 2015, an increase of $376 million, or 2%, from May 31, 2014. The increase reflected the issuance of $300 million aggregate principal amount of collateral trust bonds in November 2014 and $900 million in January 2015, which was partially offset by a $789 million reduction in our dealer commercial paper as part of our strategy to reduce our short-term wholesale funding risk. Significant funding-related developments during the current quarter are discussed below.

On January 27, 2015, we issued $400 million aggregate principal amount of 2.00% collateral trust bonds due 2020 and $500 million of aggregate principal amount of 2.85% collateral trust bonds due 2025. We used these funds to reduce our outstanding dealer commercial paper, which totaled $1,974 million as of May 31, 2014, to $1,185 million as of February 28, 2015.

On January 8, 2015, the commitment amount under the revolving note purchase agreement with Farmer Mac was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of February 28, 2015, all $387 million of the 7.5% member capital securities had been redeemed. Members invested $219 million in the new series of member capital securities as of February 28, 2015.

On January 20, 2015, subsequent to our significant reduction in outstanding dealer commercial paper to manage our short-term wholesale funding risk, S&P restored CFC’s outlook to “stable” from “negative.” CFC’s rating outlook by both S&P and Moody’s was stable as of April 10, 2015 and February 28, 2015. Below we discuss our expectations for the next 12 months and actions we believe will help maintain our stable ratings outlook.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate a continued increase in earnings from our core lending operations over the next 12 months based on our expectation of an increase in long-term loans outstanding.

As of February 28, 2015, we had $1,703 million of long-term debt scheduled to mature over the next 12 months. We believe that we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of February 28, 2015, we had $684 million in cash and time deposits, up to $750 million available under committed loan facilities from the Federal Financing Bank, $3,418 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,580 million available under a revolving note purchase agreement with Farmer Mac. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,029 million as of February 28, 2015, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund and select notes. We believe we can also continue to roll over our dealer commercial paper of $1,185 million as of February 28, 2015. We intend to manage our short-term wholesale funding risk by maintaining our dealer commercial paper within an approximate range between $1,000 million and $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the increase in outstanding loan balances during the third quarter of fiscal 2015 and the expected further increase during the remainder of the fiscal year, we anticipate additional borrowings to support our loan growth. As a result, our adjusted debt-to-equity ratio will likely continue to be higher than 6.00-to-1 in the near term.

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

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the nine months ended February 28, 2015, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations for the three and nine months ended February 28, 2015 and 2014. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 28, 2015 and May 31, 2014. You should read these sections together with our

“Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three and nine months ended February 28, 2015 and 2014, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended February 28,
(Dollars in thousands)	2015			2014
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$19,134,746	$221,856	4.70%	$18,376,969	$220,227	4.86%
Long-term variable-rate loans	667,788	4,836	2.94	763,410	5,217	2.77
Line of credit loans	1,159,097	6,707	2.35	1,365,352	8,302	2.47
Restructured loans	7,534	—	—	7,584	—	—
Nonperforming loans	1,690	—	—	11,017	—	—
Interest-based fee income(1)	—	2,946	—	—	3,054	—
Total loans	20,970,855	236,345	4.57	20,524,332	236,800	4.68
Cash, investments and time deposits	761,963	2,395	1.27	1,007,430	1,932	0.78
Total interest-earning assets	$21,732,818	$238,740	4.46%	$21,531,762	$238,732	4.50%
Other assets, less allowance for loan losses	597,952			1,007,744
Total assets	$22,330,770			$22,539,506

Liabilities:
Short-term debt	$3,844,060	$1,669	0.18%	$4,302,019	$1,406	0.13%
Medium-term notes	2,909,343	17,196	2.40	2,860,761	20,369	2.89
Collateral trust bonds	6,240,729	77,360	5.03	5,961,449	76,090	5.18
Subordinated deferrable debt	400,000	4,750	4.82	395,605	4,750	4.87
Subordinated certificates	1,493,438	15,281	4.15	1,597,612	19,777	5.02
Long-term notes payable	5,998,620	36,933	2.50	5,523,806	37,130	2.73
Debt issuance costs(2)	—	1,871	—	—	1,806	—
Interest-based fee expense(3)	—	1,790	—	—	2,206	—
Total interest-bearing liabilities	$20,886,190	$156,850	3.05%	$20,641,252	$163,534	3.21%
Other liabilities	483,087			1,000,595
Total liabilities	21,369,277			21,641,847
Total equity	961,493			897,659
Total liabilities and equity	$22,330,770			$22,539,506

Net interest spread(4)			1.41%			1.29%
Impact of non-interest bearing funding			0.10			0.11
Net interest income/net interest yield(5)		$81,890	1.51%		$75,198	1.40%

Adjusted net interest income/adjusted net interest yield:
Interest income		$238,740	4.46%		$238,732	4.50%
Interest expense		156,850	3.05		163,534	3.21
Add: Net derivative cash settlement cost(6)		21,512	0.99		18,788	0.91
Adjusted interest expense/adjusted average cost(7)		$178,362	3.45%		$182,322	3.58%

Adjusted net interest spread(4)			1.01%			0.92%
Impact of non-interest bearing funding			0.12			0.14
Adjusted net interest income/adjusted net interest yield(8)		$60,378	1.13%		$56,410	1.06%

	Nine Months Ended February 28,
(Dollars in thousands)	2015			2014
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,758,101	$660,391	4.71%	$18,368,742	$666,762	4.85%
Long-term variable-rate loans	705,736	15,099	2.86	720,419	14,871	2.76
Line of credit loans	1,152,417	20,335	2.36	1,266,853	23,379	2.47
Restructured loans	7,558	10	0.18	11,909	136	1.53
Nonperforming loans	1,820	—	—	13,073	—	—
Interest-based fee income(1)	—	8,915	—	—	8,224	—
Total loans	20,625,632	704,750	4.57	20,380,996	713,372	4.68
Cash, investments and time deposits	826,981	6,516	1.05	985,655	5,685	0.77
Total interest-earning assets	$21,452,613	$711,266	4.43%	$21,366,651	$719,057	4.50%
Other assets, less allowance for loan losses	878,157			1,172,855
Total assets	$22,330,770			$22,539,506

Liabilities:
Short-term debt	$3,823,206	$4,375	0.15%	$4,231,172	$4,445	0.14%
Medium-term notes	2,844,148	50,937	2.39	2,860,405	62,920	2.94
Collateral trust bonds	6,111,864	227,346	4.97	5,903,818	227,746	5.16
Subordinated deferrable debt	400,000	14,250	4.76	395,676	14,250	4.82
Subordinated certificates	1,520,276	48,177	4.24	1,686,475	60,897	4.83
Long-term notes payable	5,876,077	112,190	2.55	5,474,278	113,828	2.78
Debt issuance costs(2)	—	5,596	—	—	5,453	—
Interest-based fee expense(3)	—	8,806	—	—	6,925	—
Total interest-bearing liabilities	$20,575,571	$471,677	3.06%	$20,551,824	$496,464	3.23%
Other liabilities	793,706			1,090,023
Total liabilities	21,369,277			21,641,847
Total equity	961,493			897,659
Total liabilities and equity	$22,330,770			$22,539,506

Net interest spread(4)			1.37%			1.27%
Impact of non-interest bearing funding			0.12			0.12
Net interest income/net interest yield(5)		$239,589	1.49%		$222,593	1.39%

Adjusted net interest income/adjusted net interest yield:
Interest income		$711,266	4.43%		$719,057	4.50%
Interest expense		471,677	3.06		496,464	3.23
Add: Net derivative cash settlement cost(6)		63,377	0.99		54,944	0.88
Adjusted interest expense/adjusted average cost(7)		$535,054	3.48%		$551,408	3.59%

Adjusted net interest spread(4)			0.95%			0.91%
Impact of non-interest bearing funding			0.15			0.14
Adjusted net interest income/adjusted net interest yield(8)		$176,212	1.10%		$167,649	1.05%
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
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $8,791 million and $8,371 million for the three months ended February 28, 2015 and 2014, respectively. The average outstanding notional amount of derivatives was $8,588 million and $8,385 million for the nine months ended February 28, 2015 and 2014, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 28, 2015 versus 2014			Nine Months Ended February 28, 2015 versus 2014
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$1,629	$9,081	$(7,452)	$(6,371)	$14,133	$(20,504)
Long-term variable-rate loans	(381)	(653)	272	228	(303)	531
Line of credit loans	(1,595)	(1,254)	(341)	(3,044)	(2,112)	(932)
Restructured loans	—	—	—	(126)	(50)	(76)
Nonperforming loans	—	—	—	—	—	—
Fee income	(108)	—	(108)	691	—	691
Total loans	(455)	7,174	(7,629)	(8,622)	11,668	(20,290)
Cash, investments and time deposits	463	(471)	934	831	(915)	1,746
Interest income	8	6,703	(6,695)	(7,791)	10,753	(18,544)

Interest expense:
Short-term debt	263	(150)	413	(70)	(429)	359
Medium-term notes	(3,173)	346	(3,519)	(11,983)	(358)	(11,625)
Collateral trust bonds	1,270	3,567	(2,297)	(400)	8,026	(8,426)
Subordinated deferrable debt	—	53	(53)	—	156	(156)
Subordinated certificates	(4,496)	(1,290)	(3,206)	(12,720)	(6,001)	(6,719)
Long-term notes payable	(197)	3,192	(3,389)	(1,638)	8,355	(9,993)
Debt issuance costs	65	—	65	143	—	143
Fee expense	(416)	—	(416)	1,881	—	1,881
Interest expense	(6,684)	5,718	(12,402)	(24,787)	9,749	(34,536)
Net interest income	$6,692	$985	$5,707	$16,996	$1,004	$15,992

Adjusted net interest income:
Interest income	$8	$6,703	$(6,695)	$(7,791)	$10,753	$(18,544)
Interest expense	(6,684)	5,718	(12,402)	(24,787)	9,749	(34,536)
Derivative cash settlements(2)	2,724	942	1,782	8,433	1,330	7,103
Adjusted interest expense(3)	(3,960)	6,660	(10,620)	(16,354)	11,079	(27,433)
Adjusted net interest income	$3,968	$43	$3,925	$8,563	$(326)	$8,889
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

Net interest income of $82 million for the current quarter increased by $7 million, or 9%, from the same prior year quarter, driven by an increase in the net interest yield of 8% (11 basis points) to 1.51%, coupled with a 1% increase in average interest-earning assets.

Net interest income of $240 million for the nine months ended February 28, 2015 increased by $17 million, or 8%, from the same prior-year period, driven by an increase in the net interest yield of 7% (10 basis points) to 1.49% and a modest increase in average interest-earning assets.

•
Net Interest Yield: The increase in the net interest yield in the three and nine months ended February 28, 2015 was largely attributable to a reduction in our average cost of funds, which more than offset a decrease in the average yield on interest-earning assets. The reduction in our average cost of funds of 16 basis points and 17 basis points in the three and nine months ended February 28, 2015, respectively, to 3.05% and 3.06%, respectively, was primarily attributable to the call and redemption of $387 million of 7.5% member capital securities during the past 12 months, a portion of which we replaced with lower rate member capital securities and the remainder of which we replaced with lower cost debt. Our average cost of funds also reflected the benefit from the replacement of higher-cost debt that matured during 2014, primarily medium-term notes, collateral trust bonds, and long-term notes payable, with lower cost debt as a result of the continued low interest rate environment. The decrease in the average yield on interest-earning assets of 4 basis points and 7 basis points in the three and nine months ended February 28, 2015, respectively, to 4.46% and 4.43%, respectively, was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a spread to cover our cost of operations and provision for loan losses and to provide earnings sufficient to achieve interest coverage to meet financial objectives. As benchmark treasury rates remained low and our credit spread tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. We therefore lowered the long-term fixed rates on our new loans.

•	Average Interest-Earning Assets: Average interest-earning assets increased modestly during the three and nine months ended February 28, 2015, reflecting loan advances that exceeded loan payments.

Adjusted net interest income of $60 million for the current quarter increased by $4 million, or 7%, from the same prior year quarter, driven by an increase in the adjusted net interest yield of 7% (7 basis points) to 1.13%, coupled with the 1% increase in average interest-earning assets. Adjusted net interest income of $176 million for the nine months ended February 28, 2015 increased by $9 million, or 5%, from the same prior-year period, driven by an increase in the adjusted net interest yield of 5% (5 basis points) to 1.10% and the modest increase in average interest-earning assets.

Our adjusted net interest income and adjusted net interest yield include the impact of net periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $22 million and $19 million for the three months ended February 28, 2015 and 2014, respectively, and $63 million and $55 million for the nine months ended February 28, 2015 and 2014, respectively. The increase in the adjusted net interest yield in the three and nine months ended February 28, 2015 reflected the benefit from strategic actions taken to reduce our funding costs, resulting in higher adjusted net interest income as the reduction in our average cost of debt more than offset a decrease in the average yield on our interest-earning assets. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $2 million and a negative provision of $3 million for the three and nine months ended February 28, 2015, respectively, compared with a provision of loan losses of $1 million and $3 million for the three and nine months ended February 28, 2014. Despite the overall increase in loans outstanding, our provision for loan losses reflects the modest improvement in the credit quality and overall credit risk profile of our loan portfolio. Specifically, certain loans experienced favorable migration through our internal risk rating process. As a result, our allowance for loan losses decreased to $53 million as of February 28, 2015, from $56 million as of May 31, 2014. We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 3—Loans and Commitments” of this Report. For information on our allowance methodology, see “Note 1—General Information and Accounting Policies” in our 2014 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded losses from non-interest income of $95 million and $27 million for the three months ended February 28, 2015 and 2014, respectively. We recorded a loss from non-interest income of $237 million for the nine months ended February 28, 2015, compared with income of $50 million for the same prior year period. The variance in non-interest income for the three and nine months ended February 28, 2015 from the same prior year periods was primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of operations and the non-cash impairment charge of $27 million related to certain identifiable intangible assets and goodwill of CAH recorded in the second quarter of fiscal year 2015.

Derivative Gains (Losses), Net

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and net derivative gains (losses) recorded in our results of operations include changes in interest rates, yield curves and implied interest rate volatility and the composition and balance of instrument types in our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses), net. We did not have any derivatives designated as accounting hedges as of February 28, 2015 or May 31, 2014.

We recorded net derivative losses of $99 million and $32 million for the three months ended February 28, 2015 and 2014, respectively. We recorded net derivative losses of $223 million for the nine months ended February 28, 2015, compared with net derivative gains of $44 million for the same prior-year period. Table 4 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and nine months ended February 28, 2015 and 2014. The net derivative gains (losses) relate to interest rate swap agreements. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 4: Derivative Gains (Losses), Net

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Derivative gains (losses) attributable to:
Derivative cash settlements	$(21,512)	$(18,788)	$(63,377)	$(54,944)
Derivative forward value	(77,258)	(12,835)	(159,832)	98,925
Derivative gains (losses), net	$(98,770)	$(31,623)	$(223,209)	$43,981

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

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and nine months ended February 28, 2015 and 2014. As indicated in Table 5, our derivative portfolio is currently comprised of a higher proportion of pay-fixed swaps than receive-

fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended February 28,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,579,367	3.24%	0.26%	$5,250,939	3.34%	0.24%
Receive-fixed swaps	3,211,222	0.84	3.47	3,119,825	0.91	3.85
Total	$8,790,589	2.38%	1.41%	$8,370,764	2.43%	1.60%

	Nine Months Ended February 28,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,513,549	3.29%	0.25%	$5,332,403	3.36%	0.25%
Receive-fixed swaps	3,074,549	0.84	3.56	3,052,709	0.97	4.06
Total	$8,588,098	2.41%	1.43%	$8,385,112	2.49%	1.64%

The net derivative losses of $99 million and $223 million recorded in the three and nine months ended February 28, 2015 were primarily attributable to a flattening of the swap yield curve during the period and its effect on the composition of our derivative portfolio, as the overall level of interest rates on the longer end of the yield curve declined while short-term interest rates rose. The decline in longer term rates resulted in a net decrease in the fair value of our pay-fixed swaps and the increase in shorter-term rates resulted in an overall decrease in the fair value of our receive-fixed swaps.

The net derivative losses of $32 million recorded in the three months ended February 28, 2014 were largely attributable to a decrease in swap interest rates on the longer end of the yield curve. The net derivative gains of $44 million for the nine months ended February 28, 2014 were primarily attributable to a significant steepening of the swap yield curve as longer-term swap rates increased during the period while short-term interest rates remained relatively flat, which resulted in an overall increase in the fair value of our pay-fixed swaps that more than offset an overall decrease in the fair value of our receive-fixed swaps.

See “Note 8—Derivative Financial Instruments” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

The financial operating results of CAH and DRP, entities controlled by CFC that hold foreclosed assets, are reported in our consolidated statements of operations under results of operations of foreclosed assets.

We recorded total losses from the results of operations of foreclosed assets of $1 million for the three months ended February 28, 2015 and 2014, and losses of $33 million and $8 million for the nine months ended February 28, 2015 and 2014, respectively. The significant increase in losses in the nine months ended February 28, 2015, as compared to the same prior year period was due to the non-cash impairment charge of $27 million to write down the carrying value of CAH to estimated fair value during the second quarter of fiscal year 2015.

CAH

CAH had losses from the results of operations of $1 million for the three months ended February 28, 2015 and 2014, and losses of $33 million and $8 million for the nine months ended February 28, 2015 and 2014, respectively.

Over the past few years, CAH has made substantial technology and infrastructure upgrades to enhance services and increase the customer base. During the quarter ending November, 30, 2014, CAH encountered issues with certain elements of the construction of the new network and service delivery technology, which required remediation and delayed the acceptance testing of network upgrades and product enhancements. CAH has experienced less than expected subscriber growth, revenue growth and lower than anticipated customer migration rates to the new network and internet services. In addition, the economic recovery in the area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry. Based on our assessment, we recognized impairment on certain identifiable intangible assets and goodwill of $27 million during the second quarter of fiscal year 2015, which, together with CAH’s operating losses, resulted in a reduction in CAH’s carrying value to $207 million as of February 28, 2015, from $239 million as of May 31, 2014.

The program to update CAH’s network infrastructure is substantially complete, and customers are being actively transitioned to the new infrastructure enabling the company to market enhanced services. Our intent is to market and sell CAH, and an outside consultant has been retained to assist in the sales process. It is difficult to determine the level of interest from potential buyers and there is uncertainty as to whether, or when, a disposition transaction will be completed, or the amount of any sales proceeds that may be realized from such a transaction. It is also uncertain as to whether we will be able to sell all of the CAH operating businesses in a single transaction, or if the businesses will be sold to multiple buyers.

DRP

Our carrying value of DRP decreased to $272 thousand as of February 28, 2015, from $7 million as of May 31, 2014. The decrease was due to the sale of DRP’s interest in bond reimbursement receivables and real estate properties for which we received proceeds of approximately $6 million. Subsequent to February 28, 2015, DRP’s remaining assets were sold.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

Non-interest expense of $19 million for the three months ended February 28, 2015 increased by 1% from the same prior year period due to an increase in salaries and employee benefits, which was partially offset by a decline in other general and administrative expenses and a decline in losses on early extinguishment of debt. Non-interest expense of $55 million for the nine months ended February 28, 2015 decreased by 1% from the same prior-year period due to a modest decline in other general and administrative expenses, which was partially offset by a slight increase in salaries and employee benefits.

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

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $22,649 million as of February 28, 2015 increased slightly by $416 million, or 2% from May 31, 2014. Total liabilities of $21,764 million as of February 28, 2015 increased by $502 million, or 2%, from May 31, 2014, primarily due to the increase in our funding needs for the $735 million growth in the loan portfolio. Total equity decreased by $86 million to $885 million as of February 28, 2015. The decrease in total equity was primarily attributable to our net loss of $49 million for the nine months ended February 28, 2015 and to CFC’s Board of Directors July 2014 authorization of patronage capital retirement of $40 million.
Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 28, 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We are a cost-based lender that offers long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers choose between a variable interest rate or a fixed interest rate for periods of one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or a variable rate.

Table 6 summarizes loans outstanding by type and by member class as of February 28, 2015 and May 31, 2014.

Table 6: Loans Outstanding by Type and Member Class(1)

	February 28, 2015		May 31, 2014		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loan type:
Long-term loans:
Long-term fixed-rate loans	$19,134,858	90%	$18,175,656	88%	$959,202
Long-term variable-rate loans	732,721	4	753,918	4	(21,197)
Loans guaranteed by RUS	180,622	1	201,863	1	(21,241)
Total long-term loans	20,048,201	95	19,131,437	93	916,764
Line of credit loans	1,154,198	5	1,335,488	7	(181,290)
Total loans	$21,202,399	100%	$20,466,925	100%	$735,474

Member class:
CFC:
Distribution	$15,774,955	75%	$15,035,365	74%	$739,590
Power supply	4,248,402	20	4,086,163	20	162,239
Statewide and associate	61,790	—	67,902	—	(6,112)
CFC total	20,085,147	95	19,189,430	94	895,717
RTFC	401,763	2	449,546	2	(47,783)
NCSC	715,489	3	827,949	4	(112,460)
Total	$21,202,399	100%	$20,466,925	100%	$735,474
____________________________
(1)Includes loans classified as restructured and nonperforming. Excludes deferred loan origination costs of $10 million as of February 28, 2015 and May 31, 2014.

The balance of loans outstanding of $21,202 million as of February 28, 2015 increased by $735 million from May 31, 2014. The increase was primarily due to the increase in CFC distribution and power supply loans of $740 million and $162 million, respectively, which was partially offset by a decrease in NCSC loans of $112 million and a decrease in RTFC loans of

$48 million. The increase in CFC distribution and power supply loans was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments.

CFC had long-term fixed-rate loans totaling $1,026 million that repriced during the nine months ended February 28, 2015. Of this total, $862 million repriced to a new long-term fixed rate; $100 million repriced to a long-term variable rate; and $64 million were repaid in full.

We provide additional information on loans in “Note 3—Loans and Commitments.”

Debt

Table 7 displays the composition of our debt outstanding, by debt product type, by interest rate type and by original contractual maturity, as of February 28, 2015 and May 31, 2014.

Table 7: Total Debt Outstanding

(Dollars in thousands)	February 28, 2015	May 31, 2014	Increase/ (Decrease)
Commercial paper sold through dealers, net of discounts	$1,184,951	$1,973,557	$(788,606)
Commercial paper sold directly to members, at par	778,909	858,389	(79,480)
Select notes	569,405	548,610	20,795
Daily liquidity fund notes	451,435	486,501	(35,066)
Bank bid notes	—	20,000	(20,000)
Collateral trust bonds	6,779,520	5,980,214	799,306
Guaranteed Underwriter Program notes payable	4,412,036	4,299,000	113,036
Farmer Mac notes payable	1,919,912	1,667,505	252,407
Other notes payable	49,036	52,535	(3,499)
Medium-term notes	2,929,667	2,726,303	203,364
Subordinated deferrable debt	400,000	400,000	—
Membership certificates	644,881	644,944	(63)
Loan and guarantee certificates	662,151	699,724	(37,573)
Member capital securities	219,420	267,560	(48,140)
Total debt outstanding	$21,001,323	$20,624,842	$376,481

Interest rate type:
Fixed-rate debt(1)	81%	79%
Variable-rate debt(2)	19	21
Total	100%	100%

Maturity classification:
Long-term debt	85%	80%
Short-term debt	15	20
Total	100%	100%
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

Total debt outstanding was $21,001 million as of February 28, 2015, an increase of $376 million, or 2%, from May 31, 2014. The increase reflected the issuance of $300 million aggregate principal amount of collateral trust bonds in November 2014 and $900 million in January 2015. This increase was partially offset by a $789 million reduction in our dealer commercial paper as part of our strategy to reduce our short-term wholesale funding risk. Other significant funding-related developments are discussed below.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. As of February 28, 2015, all $387 million of the 7.5% member capital securities had been redeemed. Members invested $219 million in the new series of member capital securities as of February 28, 2015.

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

On November 18, 2014, we closed the $250 million Series H facility from the FFB guaranteed by RUS as part of the Guaranteed Underwriter Program. Under the Series H facility, we are able to borrow any time before October 15, 2017, with each advance having a final maturity not longer than 20 years from the advance date. During the quarter ended February 28, 2015, we borrowed $124 million under the Guaranteed Underwriter Program. As of February 28, 2015, we had up to $750 million available under committed loan facilities from the Federal Financing Bank as part of this program.

On December 1, 2014, we redeemed $400 million of 1.00% collateral trust bonds due February 2, 2015. The premium and unamortized issuance costs totaling $1 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2015.

On January 8, 2015, the commitment amount under our note purchase agreement with Farmer Mac was increased by $600 million to $4,500 million, and the draw period was extended to January 11, 2020 from January 11, 2016. During the nine months ended February 28, 2015, we borrowed a total of $480 million under the note purchase agreement with the Farmer Mac. As of February 28, 2015, we had $2,580 million available under the revolving note purchase agreement with Farmer Mac.

On January 27, 2015, we issued $400 million aggregate principal amount of 2.00% collateral trust bonds due 2020 and $500 million of aggregate principal amount of 2.85% collateral trust bonds due 2025.

Equity

Total equity decreased by $86 million to $885 million as of February 28, 2015 from May 31, 2014. The decrease in total equity was primarily attributable to our net loss of $49 million for the nine months ended February 28, 2015 and to CFC’s Board of Directors' July 2014 authorization of patronage capital retirement of $40 million.

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

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. The leverage ratio was 25.72-to-1 as of February 28, 2015, an increase from 23.01-to-1 as of May 31, 2014. The increase in the leverage ratio was due to the increase of $502 million in total liabilities and the decrease of $86 million in total equity, partly offset by the decrease of $77 million in total guarantees.

For covenant compliance under our revolving credit agreements and for internal management purposes, the leverage ratio calculation is adjusted to exclude derivative liabilities, debt used to fund loans guaranteed by RUS, subordinated deferrable debt and subordinated certificates from liabilities; uses members’ equity rather than total equity; and adds subordinated deferrable debt and subordinated certificates to calculate adjusted equity.

The adjusted leverage ratio was 6.41-to-1 and 6.24-to-1 as of February 28, 2015 and May 31, 2014, respectively. The increase in the adjusted leverage ratio was due to the increase of $545 million in adjusted liabilities and the decrease of $11 million in adjusted equity, partially offset by the decrease of $77 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 24.61-to-1 as of February 28, 2015, an increase from 21.91-to-1 as of May 31, 2014. The increase in the debt-to-equity ratio is due to the increase of $502 million in total liabilities and the decrease of $86 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.10-to-1 and 5.90-to-1 as of February 28, 2015 and May 31, 2014, respectively. The increase in the adjusted debt-to-equity ratio was due to the increase of $545 million in adjusted liabilities and the decrease of $11 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

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

Table 8 shows our guarantees outstanding, by guarantee type and by company, as of February 28, 2015 and May 31, 2014.

Table 8: Guarantees Outstanding

(Dollars in thousands)	February 28, 2015	May 31, 2014	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$490,380	$518,360	$(27,980)
Letters of credit	383,396	431,064	(47,668)
Other guarantees	114,057	115,398	(1,341)
Total	$987,833	$1,064,822	$(76,989)
Company:
CFC	$922,884	$997,187	$(74,303)
RTFC	2,465	2,304	161
NCSC	62,484	65,331	(2,847)
Total	$987,833	$1,064,822	$(76,989)

In addition to the letters of credit displayed in the above table, we had master letter of credit facilities in place as of February 28, 2015, under which we may be required to issue up to an additional $106 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of February 28, 2015 were subject to material adverse change clauses at the time of issuance. Also, we had hybrid letter of credit facilities, which represent commitments that may be used, at a borrower's option, for the issuance of letters of credit or line of credit loan advances totaling $1,768 million as of February 28, 2015. This amount is included in the unadvanced loan commitments for line of credit loans total reported in "Note 3—Loans and Commitments." Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $359 million as of February 28, 2015. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,409 million as of February 28, 2015 may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

We were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $495 million as of February 28, 2015. As liquidity provider on these tax-exempt bonds, we are required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 8. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2015. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $419 million of these bonds as of February 28, 2015, which is included in long-term tax-exempt bond guarantees in Table 8.

Of our total guarantee amounts, 58% and 61% as of February 28, 2015 and May 31, 2014, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the nine months ended February 28, 2015 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $22 million as of February 28, 2015 and May 31, 2014, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 9 summarizes our off-balance sheet obligations as of February 28, 2015, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 9: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Guarantees(1)	$987,833	$48,068	$184,403	$21,504	$230,856	$19,440	$483,562
____________________________
(1) We were the guarantor and liquidity provider for $419 million of tax-exempt bonds, which were issued for our member cooperatives, as of February 28, 2015. In addition, we had issued letters of credit to provide standby liquidity for an additional $76 million of tax-exempt bonds as of February 28, 2015.

See “Note 10—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 28, 2015 and May 31, 2014. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 10: Unadvanced Loan Commitments

(Dollars in thousands)	February 28, 2015	% of Total	May 31, 2014	% of Total
Line of credit commitments:
Not conditional(1)	$2,785,832	20%	$2,274,388	16%
Conditional(2)	6,560,103	47	6,927,417	50
Total line of credit unadvanced commitments	9,345,935	67	9,201,805	66
Total long-term loan unadvanced commitments	4,557,074	33	4,710,273	34
Total	$13,903,009	100%	$13,912,078	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 10, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,786 million and $2,274 million as of February 28, 2015 and May 31, 2014, respectively. We record a liability for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 11 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of February 28, 2015, and the maturity of amounts during each of the next five fiscal years and thereafter.

Table 11: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,785,832	$—	$74,654	$416,930	$796,526	$1,141,719	$356,003

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

Loan Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state was approximately 15% of total loans outstanding as of February 28, 2015 and May 31, 2014.

The total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of February 28, 2015 and May 31, 2014. The 10 largest borrowers as of February 28, 2015 consisted of three distribution systems and seven power supply systems. The 10 largest borrowers as of May 31, 2014 consisted of four distribution systems and six power supply systems. Table 12 displays the outstanding exposure of the 10 largest borrowers, by exposure type and by company, as of February 28, 2015 and May 31, 2014.

Table 12: Credit Exposure to 10 Largest Borrowers

	February 28, 2015		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$3,295,038	15%	$3,155,857	14%	$139,181
Guarantees	360,887	2	363,325	2	(2,438)
Total credit exposure to 10 largest borrowers	$3,655,925	17%	$3,519,182	16%	$136,743

By company:
CFC	$3,444,078	16%	$3,378,698	15%	$65,380
NCSC	211,847	1	140,484	1	71,363
Total credit exposure to 10 largest borrowers	$3,655,925	17%	$3,519,182	16%	$136,743

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are generally secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers are also required to set rates charged to customers to achieve certain financial ratios. Unsecured loans represented $2,159 million, or 10%, and $2,118 million, or 10%, of total loans outstanding as of February 28, 2015 and May 31, 2014, respectively.

Pledged Loans and Loans on Deposit

Table 13 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans as of February 28, 2015 and May 31, 2014.

Table 13: Unencumbered Loans

(Dollars in thousands)	February 28, 2015	May 31, 2014
Total loans to members	$21,202,399	$20,466,925
Less: Total secured debt or debt requiring collateral on deposit	(13,401,188)	(12,242,446)
Excess collateral pledged or on deposit (1)	(2,065,056)	(1,917,184)
Unencumbered loans	$5,736,155	$6,307,295
Unencumbered loans as a percentage of total loans	27%	31%
____________________________
(1) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Nonperforming and Restructured Loans

Table 14 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding as of February 28, 2015 and May 31, 2014.

Table 14: Nonperforming and Restructured Loans

(Dollars in thousands)	February 28, 2015	May 31, 2014
Nonperforming loans (1)	$1,349	$2,095
Percent of loans outstanding	0.01%	0.01%
Percent of loans and guarantees outstanding	0.01	0.01

Restructured loans	$7,529	$7,584
Percent of loans outstanding	0.04%	0.04%
Percent of loans and guarantees outstanding	0.03	0.04

Total nonperforming and restructured loans	$8,878	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.04	0.05

Total nonaccrual loans	$8,878	$9,679
Percent of loans outstanding	0.05%	0.05%
Percent of loans and guarantees outstanding	0.04	0.05
____________________________
(1)All loans classified as nonperforming were on nonaccrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we generally place the loan on nonaccrual status and reverse all accrued and unpaid interest back to the date of the last payment. Foregone interest on nonperforming and restructured loans totaled $470 thousand for the nine months ended February 28, 2015.

As of February 28, 2015 and May 31, 2014, nonperforming loans totaled $1 million, or 0.01%, of loans outstanding and $2 million, or 0.01%, of loans outstanding, respectively. One borrower with a nonperforming loan is currently seeking a buyer for its system, as it is not anticipated that the borrower will generate sufficient cash flows to repay its loans without the proceeds from the sale of the business. We currently anticipate that even with the sale of the business, there will not be sufficient funds to repay the full amount owed to us. We have approval rights with respect to the sale of this company.

Restructured loans totaled $8 million, or 0.04%, of loans outstanding as of both February 28, 2015 and May 31, 2014. Each of our restructured loans was performing in accordance with the restructured terms as of February 28, 2015. Interest income recognized on restructured loans was less than $1 million during the three and nine months ended February 28, 2015, and also less than $1 million during the same prior-year periods. We believe our allowance for loan losses related to nonperforming and restructured loans was adequate to cover our estimated loss exposure as of February 28, 2015 and May 31, 2014.

Allowance for Loan Losses

Table 15 summarizes activity in the allowance for loan losses for the three and nine months ended February 28, 2015 and a comparison of the allowance by company as of February 28, 2015 and May 31, 2014.

Table 15: Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended February 28, 2015	Nine Months Ended February 28, 2015
Beginning balance	$50,757	$56,429
Provision for loan losses	2,304	(3,475)
Net recoveries	53	160
Ending balance	$53,114	$53,114
`
	February 28, 2015	May 31, 2014
Allowance for loan losses by company:
CFC	$43,604	$45,600
RTFC	4,834	4,282
NCSC	4,676	6,547
Total	$53,114	$56,429

Allowance coverage ratios:
As a percentage of total loans outstanding	0.25%	0.28%
As a percentage of total nonperforming loans outstanding	3,937.29	2,693.51
As a percentage of total restructured loans outstanding	705.46	744.05
As a percentage of total loans on non-accrual	598.27	583.00

Our allowance for loan losses decreased by $3 million during the nine months ended February 28, 2015 to $53 million as of February 28, 2015. The decrease reflected modest improvement in the credit quality and overall credit risk profile of our loan portfolio. Specifically, certain loans experienced favorable migration through our internal risk rating process. See “Note 3—Loans and Commitments” for additional information on our allowance for loan loss, including the specific allowance attributable to nonperforming and restructured loans individually evaluated for impairment and the general allowance attributable to loans collectively evaluated for impairment.

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
Our largest single counterparty exposure, based on the outstanding notional amount, represented approximately 20% and 21% of our total outstanding notional amount of derivatives as of February 28, 2015 and May 31, 2014, respectively. Our derivative counterparties had credit ratings ranging from Aa2 to Baa3 by Moody’s and from AA- to BBB+ by S&P.

Rating Triggers for Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

Table 16 displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or

S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 16: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable)/Due
Mutual rating trigger if ratings:
falls below Baa1/BBB+	$4,428,784	$(213,122)	$—	$(213,122)
falls to Baa3/BBB-	1,796,722	(18,108)	—	(18,108)
falls below Baa3/BBB-	594,131	(22,509)	—	(22,509)
falls to or below Ba3/BB(1)	50,000	(425)	—	(425)
Total	$6,869,637	$(254,164)	$—	$(254,164)
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $251 million as of February 28, 2015. There were no interest rate swaps with rating triggers that were in a net asset position as of February 28, 2015. The credit ratings for two counterparties were below the rating trigger level in the interest swap contracts with these counterparties as of February 28, 2015. As a result, we have the option to terminate all interest rate swaps with these counterparties. The interest rate swap contracts with these counterparties had a notional outstanding amount of $260 million as of February 28, 2015. If we elected to terminate the interest rate swaps with these counterparties, the contracts would be settled based on the fair value at the date of termination. We estimate that we would have to make a payment of approximately $10 million as of February 28, 2015 to settle the interest rate swaps with these counterparties. Because we use our interest rate swaps as part of our matched funding strategy, we generally do not terminate such agreements early. We have not provided notice to either counterparty that we intend to terminate the interest rate swaps. We will continue to evaluate the overall credit worthiness of these counterparties and monitor our overall matched funding position.

For additional information about the risks related to our business, see “Item 1A. Risk Factors” in our 2014 Form 10-K.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. We had liquidity reserve access totaling $7,432 million as of February 28, 2015. Our liquidity reserve access consisted of cash and time deposits of $684 million, committed revolving credit agreements of $3,418 million, committed loan facilities from the FFB of $750 million, and, subject to market conditions, a revolving note purchase agreement with Farmer Mac of up to $2,580 million.

As of February 28, 2015, we had commercial paper, select notes and daily liquidity fund notes, including member investments, of $2,985 million scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $1,800 million. Dealer commercial paper and bank bid notes decreased to $1,185 million as of February 28, 2015, from $1,994 million as of May 31, 2014. In order to manage our short-term wholesale funding risk, we reduced our non-member outstanding short-term debt, which consists of dealer commercial paper, to an approximate range between $1,000 million and $1,250 million in the third quarter of fiscal year 2015. We intend to maintain our dealer commercial paper within that range for the foreseeable future. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s and A-1 by S&P.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. We had $3,418 million in available lines of credit with various financial institutions as of February 28, 2015. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Long-term debt maturing in the next 12 months totaled $1,703 million as of February 28, 2015. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail under “Off-Balance Sheet Arrangements,” as of February 28, 2015, we were the liquidity provider for a total of $495 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the nine months ended February 28, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

As of February 28, 2015, we had a total of $383 million of letters of credit outstanding for the benefit of our members. That total includes $76 million for the purpose of providing liquidity for pollution control bonds. The remaining $307 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, coupled with our cash on hand of $299 million and time deposits of $385 million as of February 28, 2015, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity.

Projected Near-Term Sources and Uses of Liquidity

Table 17 shows the projected sources and uses of cash by quarter through the quarter ending August 31, 2016. In analyzing our projected liquidity position, we track key items identified in the table below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of February 28, 2015, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. The other loan repayments and advances in the table primarily include line of credit advances and repayments. Such amounts represent the current best estimate of activity communicated to us by our members and, as such, the amount and timing of these amounts are subject to change. We only include such estimates for the near term. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. As displayed in Table 17, we expect that estimated long-term loan advances over the next six quarters of $2,544 million will exceed expected long-term loan repayments of $1,547 million by $997 million.

Table 17: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayments	Other Loan Repayments	Debt Issuance-Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities	Other Loan Advances	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Feb15									$684
May15	$267	$111	$880	$1,258	$460	$—	$947	$1,407	535
Aug15	282	—	300	582	164	—	401	565	552
Nov15	253	—	1,000	1,253	845	—	425	1,270	535
Feb16	267	—	280	547	253	—	288	541	541
May16	229	—	550	779	576	—	199	775	545
Aug16	249	—	100	349	63	—	284	347	547
Totals	$1,547	$111	$3,110	$4,768	$2,361	$—	$2,544	$4,905
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending August 31, 2016.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.

The information presented above in Table 17 represents our best estimate of our funding requirements and how we expect to manage those requirements through August 31, 2016. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. We expect that these estimates will change quarterly based on the factors described above.

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

Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. Commercial paper issued through dealers totaled $1,185 million and represented 6% of total debt outstanding as of February 28, 2015.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with Farmer Mac. Under the terms of our March 2011 note purchase agreement as amended, we can borrow up to $4,500 million at any time from the date of the agreement through January 11, 2020 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. During the nine months ended February 28, 2015, we borrowed a total of $480 million under the note purchase agreement with Farmer Mac. As of February 28, 2015, we had $1,920 million in debt outstanding under the Farmer Mac note purchase agreement and we had up to $2,580 million available under this agreement, subject to market conditions for debt issued by Farmer Mac.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program with a 20-year maturity repayment period for advances made through October 15, 2017. During the quarter ended February 28, 2015, we borrowed $124 million under the Guaranteed Underwriter Program. As of February 28, 2015, we had up to $750 million available under committed loan facilities from the FFB as part of this program, of which a total of $500 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,069 million over the next 12 months.

Member Loan Interest Payments

During the nine months ended February 28, 2015, interest income on the loan portfolio was $705 million, representing an average rate of 4.57% compared with 4.68% for the nine months ended February 28, 2014. For the past three fiscal years, interest income on the loan portfolio has averaged $944 million. As of February 28, 2015, 91% of the total loans outstanding had a fixed rate of interest, and 9% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

As of February 28, 2015 and May 31, 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of February 28, 2015, which would then reduce the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 18 presents the total available and the outstanding letters of credit under our revolving credit agreements as of February 28, 2015 and May 31, 2014.

Table 18: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	February 28, 2015	May 31, 2014	February 28, 2015	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$—	$145	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,698,109	—	1,891	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,417,964	$3,224,109	$2,036	$1,891
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

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their requirements to draw down on the facilities, including financial ratios. As shown below in Table 20, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of February 28, 2015.

Member Investments

Table 19 shows the components of our member investments included in total debt outstanding as of February 28, 2015 and May 31, 2014.

Table 19: Member Investments

	February 28, 2015		May 31, 2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$778,909	40%	$858,389	30%	$(79,480)
Select notes	569,405	100	548,610	100	20,795
Daily liquidity fund notes	451,435	100	486,501	100	(35,066)
Medium-term notes	619,116	21	498,262	18	120,854
Members’ subordinated certificates	1,526,452	100	1,612,227	100	(85,775)
Total	$3,945,317		$4,003,989		$(58,672)

Percentage of total debt outstanding	19%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,191 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

As of February 28, 2015, cash and time deposits totaled $684 million. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the nine months ended February 28, 2015, cash flows provided by operating activities were $223 million compared with $281 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

As of February 28, 2015, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures. Table 20 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended February 28, 2015 and May 31, 2014.

Table 20: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	February 28, 2015	May 31, 2014

Minimum average adjusted TIER over six most recent fiscal quarters (1)	1.025	1.25	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	5.92	5.79
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

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of February 28, 2015, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $6,348 million.

The revolving credit agreements limit total investments in foreclosed assets held by Caribbean Asset Holdings ("CAH") to $275 million without consent by the required banks. These investments did not exceed this limit as of February 28, 2015.

Table 21 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of February 28, 2015 and May 31, 2014.

Table 21: Financial Ratios under Indentures

		Actual
	Requirement	February 28, 2015	May 31, 2014
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.34	6.74
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

Table 22 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of February 28, 2015 and May 31, 2014.

Table 22: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	February 28, 2015	May 31, 2014
Collateral trust bonds 1994 indenture	100%	150%	108%	117%
Collateral trust bonds 2007 indenture	100	150	117	114
Farmer Mac	100	150	115	114
Clean Renewable Energy Bonds Series 2009A	100	150	120	117
Federal Financing Bank Series (1) (2)	100	150	114	118
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. As of February 28, 2015, unadvanced loan commitments totaled $13,903 million. Of that total, $2,786 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 28% of these committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 72% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,117 million of unadvanced loan commitments as of February 28, 2015 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically. we have not experienced significant loan advances from the large amount of long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of February 28, 2015.

We currently expect to make long-term loan advances totaling approximately $2,061 million to our members over the next 12 months.

Interest Expense on Debt

For the nine months ended February 28, 2015, interest expense on debt was $472 million, representing an average cost of

3.06% compared with 3.23% for the nine months ended February 28, 2014. For the past three fiscal years, interest expense on debt has averaged $685 million. As of February 28, 2015, 81% of outstanding debt had a fixed interest rate and 19% had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 23 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of February 28, 2015.

Table 23: Principal Maturity of Long-term Debt

(Dollars in thousands)	Amount Maturing (1)	Percentage of Total
May 31, 2015	$381,329	2%
May 31, 2016	1,686,270	10
May 31, 2017	1,553,503	9
May 31, 2018	787,846	4
May 31, 2019	1,823,889	10
Thereafter	11,426,574	65
Total	$17,659,411	100%
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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 9% and 10% of our total loan portfolio as of February 28, 2015 and May 31, 2014, respectively.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 24 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of February 28, 2015.

Table 24: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/15	Two Years 6/1/15 to 5/31/17	Two Years 6/1/17 to 5/31/19	Five Years 6/1/19 to 5/31/24	Ten Years 6/1/24 to 5/31/34	6/1/34 and Thereafter	Total
Assets amortization and repricing	$469	$4,015	$3,156	$4,775	$4,896	$2,004	$19,315
Liabilities and members’ equity:
Long-term debt	$190	$3,282	$3,805	$3,733	$3,418	$655	$15,083
Subordinated certificates	7	91	69	714	264	747	1,892
Members’ equity (1)	—	—	—	—	573	603	1,176
Total liabilities and members’ equity	$197	$3,373	$3,874	$4,447	$4,255	$2,005	$18,151
Gap (2)	$272	$642	$(718)	$328	$641	$(1)	$1,164

Cumulative gap	272	914	196	524	1,165	1,164
Cumulative gap as a % of total assets	1.20%	4.04%	0.87%	2.31%	5.14%	5.14%
Cumulative gap as a % of adjusted total assets(3)	1.21	4.06	0.87	2.33	5.17	5.17
____________________________

(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity displayed in Table 24.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

We had $19,315 million of fixed-rate assets amortizing or repricing as of February 28, 2015. These assets were funded by $15,083 million of fixed-rate liabilities maturing during the next 30 years and $3,068 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $1,164 million reflects the amount of fixed-rate assets that are funded with short-term debt as of February 28, 2015. The gap of $1,164 million represented 5.14% of total assets and 5.17% of total assets excluding derivative assets, or adjusted total assets, as of February 28, 2015.

Our Asset Liability Committee believes it is necessary to maintain an unmatched position on our fixed-rate assets within a limited percentage of adjusted total assets. Our limited unmatched position is intended to provide the flexibility to ensure that we are able to match the current maturing portion of long-term fixed rate loans based on maturity date and the opportunity in the current low interest rate environment to maximize the gross yield on our fixed rate assets without taking what we would consider to be excessive risk. Funding fixed-rate loans with short-term debt increases interest rate and liquidity risk, as the maturing debt would need to be replaced to fund the fixed-rate loans through their repricing or maturity date. We manage interest rate risk through the use of derivatives and by limiting the amount of fixed-rate assets that can be funded by short-term debt to a specified percentage of adjusted total assets based on market conditions. We discuss how we manage our liquidity risk above under “Liquidity Risk.”

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

Table 25: Adjusted Financial Measures — Income Statement

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense	$(156,850)	$(163,534)	$(471,677)	$(496,464)
Plus: Derivative cash settlements	(21,512)	(18,788)	(63,377)	(54,944)
Adjusted interest expense	$(178,362)	$(182,322)	$(535,054)	$(551,408)

Net interest income	$81,890	$75,198	$239,589	$222,593
Less: Derivative cash settlements	(21,512)	(18,788)	(63,377)	(54,944)
Adjusted net interest income	$60,378	$56,410	$176,212	$167,649

Net income	$(34,196)	$28,541	$(49,496)	$211,799
Less: Derivative forward value	77,258	12,835	159,832	(98,925)
Adjusted net income	$43,062	$41,376	$110,336	$112,874

TIER Calculation

Table 26 presents our TIER and adjusted TIER for the three and nine months ended February 28, 2015 and 2014.

Table 26: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
TIER (1) (2)	—	1.17	—	1.43

Adjusted TIER (3)	1.24	1.23	1.21	1.20
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) For the three and nine months ended February 28, 2015, we reported a net loss of $34 million and $49 million, respectively, therefore the TIER for these periods results in a value below 1.00.
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

Table 27: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	February 28, 2015	May 31, 2014
Total liabilities	$21,764,417	$21,262,369
Less:
Derivative liabilities	(451,938)	(388,208)
Debt used to fund loans guaranteed by RUS	(180,622)	(201,863)
Subordinated deferrable debt	(400,000)	(400,000)
Subordinated certificates	(1,526,452)	(1,612,228)
Adjusted liabilities	$19,205,405	$18,660,070

Total equity	$884,504	$970,374
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	185,181	224,722
Current year-to-date derivative forward value (gains) losses, net	159,832	(39,541)
Accumulated other comprehensive income (1)	(5,606)	(6,320)
Plus:
Subordinated certificates	1,526,452	1,612,228
Subordinated deferrable debt	400,000	400,000
Adjusted total equity	$3,150,363	$3,161,463
Guarantees (2)	$987,833	$1,064,822
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $5 million of accumulated other comprehensive income and $0.4 million of accumulated other comprehensive loss at February 28, 2015 and May 31, 2014, respectively, related to the unrecognized gains on our investments. It also excludes $2 million of accumulated other comprehensive loss related to foreclosed assets at February 28, 2015 and May 31, 2014 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 28 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of February 28, 2015 and May 31, 2014.

Table 28: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	February 28, 2015	May 31, 2014
Leverage ratio (1)	25.72	23.01
Adjusted leverage ratio (2)	6.41	6.24
Debt-to-equity ratio (3)	24.61	21.91
Adjusted debt-to-equity ratio (4)	6.10	5.90
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

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$238,740	$238,732	$711,266	$719,057
Interest expense	(156,850)	(163,534)	(471,677)	(496,464)
Net interest income	81,890	75,198	239,589	222,593
Provision for loan losses	(2,304)	(787)	3,475	(3,161)
Net interest income after provision for loan losses	79,586	74,411	243,064	219,432
Non-interest income:
Fee and other income	5,020	5,702	19,249	14,983
Derivative gains (losses), net	(98,770)	(31,623)	(223,209)	43,981
Results of operations of foreclosed assets	(1,369)	(1,164)	(33,059)	(8,482)
Total non-interest income	(95,119)	(27,085)	(237,019)	50,482
Non-interest expense:
Salaries and employee benefits	(10,949)	(8,013)	(32,274)	(27,359)
Other general and administrative expenses	(7,059)	(9,170)	(22,514)	(27,012)
Provision for guarantee liability	—	(117)	80	(159)
Losses on early extinguishment of debt	(703)	(1,452)	(703)	(1,452)
Other	(7)	210	(30)	(88)
Total non-interest expense	(18,718)	(18,542)	(55,441)	(56,070)
Income (loss) before income taxes	(34,251)	28,784	(49,396)	213,844
Income tax (expense) benefit	55	(243)	(100)	(2,045)
Net income (loss)	(34,196)	28,541	(49,496)	211,799
Less: Net (income) loss attributable to noncontrolling interests	217	(239)	213	(3,024)
Net income (loss) attributable to CFC	$(33,979)	$28,302	$(49,283)	$208,775

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$(34,196)	$28,541	$(49,496)	$211,799
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	1,644	2,313	5,246	(2,931)
Reclassification of derivative losses to net income	(239)	(245)	(722)	(740)
Defined benefit plan adjustments	(1,062)	—	(1,062)	—
Other comprehensive income (loss)	343	2,068	3,462	(3,671)
Total comprehensive income (loss)	(33,853)	30,609	(46,034)	208,128
Less: Total comprehensive (income) loss attributable to noncontrolling interest	220	(235)	221	(3,011)
Total comprehensive income (loss) attributable to CFC	$(33,633)	$30,374	$(45,813)	$205,117

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2015	May 31, 2014
Assets:
Cash and cash equivalents	$298,771	$338,715
Restricted cash	35	520
Investments	85,423	55,177
Time deposits	385,000	550,000
Loans to members	21,212,092	20,476,642
Less: Allowance for loan losses	(53,114)	(56,429)
Loans to members, net	21,158,978	20,420,213
Accrued interest and other receivables	192,924	200,656
Fixed assets, net	109,642	107,070
Debt service reserve funds	25,602	39,353
Debt issuance costs, net	46,513	42,058
Foreclosed assets, net	207,154	245,651
Derivative assets	113,231	209,759
Other assets	25,648	23,571
Total assets	$22,648,921	$22,232,743

Liabilities:
Accrued interest payable	$184,966	$118,381
Debt outstanding:
Short-term debt	3,213,860	4,099,331
Long-term debt	15,861,011	14,513,284
Subordinated deferrable debt	400,000	400,000
Members’ subordinated certificates:
Membership subordinated certificates	644,881	644,944
Loan and guarantee subordinated certificates	662,151	699,723
Member capital securities	219,420	267,560
Total members’ subordinated certificates	1,526,452	1,612,227
Total debt outstanding	21,001,323	20,624,842
Deferred income	76,401	78,040
Derivative liabilities	451,938	388,208
Other liabilities	49,789	52,898
Total liabilities	21,764,417	21,262,369

Commitments and contingencies

Equity:
CFC equity:
Retained equity	850,305	939,888
Accumulated other comprehensive income	7,119	3,649
Total CFC equity	857,424	943,537
Noncontrolling interest	27,080	26,837
Total equity	884,504	970,374
Total liabilities and equity	$22,648,921	$22,232,743
See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Education Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	CFC Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	—	—	—	(49,283)	(49,283)	—	(49,283)	(213)	(49,496)
Other comprehensive income (loss)	—	—	—	—	—	3,470	3,470	(8)	3,462
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(638)	(1)	1	—	(638)	—	(638)	464	(174)
Balance as of February 28, 2015	$2,113	$590,677	$485,448	$(227,933)	$850,305	$7,119	$857,424	$27,080	$884,504

Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	$791,090	$8,381	$799,471	$11,790	$811,261
Net income	—	—	—	208,775	208,775	—	208,775	3,024	211,799
Other comprehensive loss	—	—	—	—	—	(3,658)	(3,658)	(13)	(3,671)
Patronage capital retirement	—	(40,724)	—	—	(40,724)	—	(40,724)	—	(40,724)
Other	(521)	—	—	—	(521)	—	(521)	12,146	11,625
Balance as of February 28, 2014	$1,984	$550,857	$410,259	$(4,480)	$958,620	$4,723	$963,343	$26,947	$990,290

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(49,496)	$211,799
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(8,730)	(7,156)
Amortization of debt issuance costs and deferred charges	5,440	5,393
Amortization of discount on long-term debt	4,424	4,046
Amortization of issuance costs for revolving bank lines of credit	4,725	2,098
Depreciation	4,693	4,254
Provision for loan losses	(3,475)	3,161
Provision for guarantee liability	(80)	159
Results of operations of foreclosed assets	33,059	8,482
Derivative forward value	159,832	(98,925)
Changes in operating assets and liabilities:
Accrued interest and other receivables	3,137	(37,792)
Accounts payable	(1,439)	67,489
Accrued interest payable	66,585	58,140
Deferred income	7,091	61,109
Other	(3,005)	(1,116)
Net cash provided by operating activities	222,761	281,141
Cash flows from investing activities:
Advances on loans	(6,409,934)	(6,165,888)
Principal collections on loans	5,673,899	5,825,426
Net investment in fixed assets	(7,181)	(6,004)
Proceeds from foreclosed assets	13,088	—
Investments in foreclosed assets	(7,650)	(2,160)
Investments in time deposits	—	—
Proceeds from sale of time deposits	165,000	—
Investments in equity securities	(25,000)	—
Change in restricted cash	485	440
Net cash used in investing activities	(597,293)	(348,186)
Cash flows from financing activities:
Proceeds from issuances of short-term debt, net	(879,998)	762,205
Proceeds from issuances of short-term debt with original maturity greater than 90 days	391,974	593,401
Repayments of short term-debt with original maturity greater than 90 days	(397,447)	(620,404)
Issuance costs for revolving bank lines of credit	(3,249)	—
Proceeds from issuance of long-term debt	2,245,478	2,449,067
Payments for retirement of long-term debt	(912,614)	(2,368,220)
Issuance costs for subordinated debt	—	—
Proceeds from issuance of members’ subordinated certificates	74,657	56,386
Payments for retirement of members’ subordinated certificates	(145,015)	(99,507)
Payments for retirement of patronage capital	(39,198)	(40,030)
Net cash provided by financing activities	334,588	732,898
Net increase in cash and cash equivalents	(39,944)	665,853
Beginning cash and cash equivalents	338,715	177,062
Ending cash and cash equivalents	$298,771	$842,915

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$390,503	$426,755
Cash paid for income taxes	130	157
Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	228	—
Net decrease in debt service reserve funds/debt service reserve certificates	(13,751)	(450)

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”) and National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets and accommodate loan securitization transactions. The entities controlled by CFC that hold foreclosed assets include Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”). CAH is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that provide local, long-distance and wireless telephone, cable television and internet services to residential and commercial customers. DRP holds a land development loan and limited partnership interests in certain receivables related to a real estate development. Intercompany accounts and transactions have been eliminated in consolidation. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. As of February 28, 2015, CFC had guaranteed $94 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $100 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheets. As of February 28, 2015, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2015 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. As of February 28, 2015, RTFC had total assets of $517 million including loans outstanding to members of $402 million, and NCSC had total assets of $757 million including loans outstanding of $715 million. As of February 28, 2015, CFC had committed to lend RTFC up to $4,000 million, of which $385 million was outstanding. As of February 28, 2015, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $812 million was outstanding, representing $718 million of outstanding loans and $94 million of credit enhancements.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three and nine months ended February 28, 2015 and 2014.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Interest on long-term fixed-rate loans	$221,856	$220,227	$660,391	$666,762
Interest on long-term variable-rate loans	4,836	5,217	15,099	14,871
Interest on line of credit loans	6,707	8,302	20,335	23,379
Interest on restructured loans	—	—	10	136
Interest on investments	2,395	1,932	6,516	5,685
Fee income(1)	2,946	3,054	8,915	8,224
Total interest income	$238,740	$238,732	$711,266	$719,057
____________________________
(1) Primarily related to conversion fees, which are deferred and recognized in interest income over the original loan interest rate pricing term using the effective interest method. Also includes a small portion of conversion fees that are intended to cover the administrative costs related to the conversion, which are recognized immediately.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $72 million and $73 million as of February 28, 2015 and May 31, 2014, respectively.

Interest Expense

The following table presents the components of interest expense for the three and nine months ended February 28, 2015 and 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense on debt:(1)
Short-term debt	$1,669	$1,406	$4,375	$4,445
Medium-term notes	17,196	20,369	50,937	62,920
Collateral trust bonds	77,360	76,090	227,346	227,746
Subordinated deferrable debt	4,750	4,750	14,250	14,250
Subordinated certificates	15,281	19,777	48,177	60,897
Long-term notes payable	36,933	37,130	112,190	113,828
Debt issuance costs(2)	1,871	1,806	5,596	5,453
Fee expense(3)	1,790	2,206	8,806	6,925
Total interest expense	$156,850	$163,534	$471,677	$496,464
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

Employee Benefits

We are a participant in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan, which is a qualified defined benefit multiemployer master pension plan. As a supplemental component of the NRECA Retirement Security Plan, we previously adopted a Pension Restoration Plan, the purpose of which is to restore retirement benefits for certain selected key management and highly compensated employees because their benefits under the NRECA Retirement Security Plan are limited in order to comply with plan compensation limits under the Economic Growth and Tax Relief Act of 2001. NRECA has restricted additional participation in the Pension Restoration Plan. We therefore adopted a top-hat Executive Benefit Restoration Plan, effective January 1, 2015. The Executive Benefit Restoration Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of senior management employees whose compensation exceed IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the Executive Benefit Restoration Plan. At adoption of this plan on January 1, 2015, we recorded an unfunded pension obligation of $1 million and an offsetting adjustment to accumulated other comprehensive income (“AOCI”). The pension obligation is included on our consolidated balance sheet as a component of other liabilities.

Recently Issued but Not Yet Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2018. On April 1, 2015, the Financial Accounting Standards Board voted to propose to defer the effective date of the new revenue recognition standard by one year. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC’s primary business and source of revenue is from lending.

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new accounting guidance is effective for us beginning in the first quarter of fiscal year 2017. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new accounting guidance is effective for us beginning in the first quarter of fiscal year 2017. We are currently evaluating the guidance to determine the impact on our balance sheet presentation.

NOTE 2—INVESTMENT SECURITIES

Our investment portfolio consists of preferred stock and common stock of Federal Agricultural Mortgage Corporation (“Farmer Mac”). These investments were classified as available for sale as of February 28, 2015 and May 31, 2014, and therefore recorded on our condensed consolidated balance sheets at fair value with any unrealized gains and losses recorded as a component of AOCI.

The following tables present the amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investment securities as of February 28, 2015 and May 31, 2014.

	February 28, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$564	$—	$30,564
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,450	—	26,450
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,290	—	26,290
Farmer Mac—Class A Common Stock	538	1,581	—	2,119
Total available-for-sale investment securities	$80,538	$4,885	$—	$85,423

	May 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$(2,220)	$27,780
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	500	—	25,500
Farmer Mac—Class A Common Stock	538	1,359	—	1,897
Total available-for-sale securities	$55,538	$1,859	$(2,220)	$55,177

We did not have any investment securities in an unrealized loss position as of February 28, 2015. The gross unrealized loss on our Farmer Mac—Series A Non-Cumulative Preferred Stock of $2 million as of May 31, 2014 was largely attributable to changes in interest rates. We do not intend to sell our investment securities in the foreseeable future and therefore expect to recover any declines in fair value resulting from changes in interest rates.

NOTE 3—LOANS AND COMMITMENTS

The outstanding principal balance of loans to members, unadvanced commitments and deferred loan origination costs, by loan type and member class, as of February 28, 2015 and May 31, 2014 are presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2015		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$19,134,858	$—	$18,175,656	$—
Long-term variable-rate loans	732,721	4,557,074	753,918	4,710,273
Loans guaranteed by RUS	180,622	—	201,863	—
Line of credit loans	1,154,198	9,345,935	1,335,488	9,201,805
Total loans outstanding (3)	21,202,399	13,903,009	20,466,925	13,912,078
Deferred loan origination costs	9,693	—	9,717	—
Loans to members	$21,212,092	$13,903,009	$20,476,642	$13,912,078

Member class:(2)
CFC:
Distribution	$15,774,955	$9,317,103	$15,035,365	$9,531,315
Power supply	4,248,402	3,149,507	4,086,163	3,025,423
Statewide and associate	61,790	129,550	67,902	105,961
CFC total	20,085,147	12,596,160	19,189,430	12,662,699
RTFC	401,763	291,600	449,546	304,500
NCSC	715,489	1,015,249	827,949	944,879
Total loans outstanding	$21,202,399	$13,903,009	$20,466,925	$13,912,078
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

Unadvanced Loan Commitments

A total of $2,786 million and $2,274 million of unadvanced commitments as of February 28, 2015 and May 31, 2014, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under committed lines of credit as of February 28, 2015 and the related maturities by fiscal year and thereafter as follows:

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2015	2016	2017	2018	2019	Thereafter
Committed lines of credit	$2,785,832	$—	$74,654	$416,930	$796,526	$1,141,719	$356,003

The remaining unadvanced commitments totaling $11,117 million and $11,638 million as of February 28, 2015 and May 31, 2014, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

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

During the nine months ended February 28, 2015 and 2014, we sold CFC loans with outstanding balances totaling $25 million and $106 million, respectively, at par for cash.

Payment Status of Loans

The tables below show an analysis of the age of the recorded investment in loans outstanding by member class as of February 28, 2015 and May 31, 2014.

	February 28, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,774,955	$—	$—	$—	$15,774,955	$7,221
Power supply	4,248,402	—	—	—	4,248,402	—
Statewide and associate	61,790	—	—	—	61,790	—
CFC total	20,085,147	—	—	—	20,085,147	7,221
RTFC	401,471	99	193	292	401,763	1,349
NCSC	715,489	—	—	—	715,489	308
Total loans outstanding	$21,202,107	$99	$193	$292	$21,202,399	$8,878

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2015			May 31, 2014
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$15,743,532	$31,423	$15,774,955	$15,018,642	$16,723	$15,035,365
Power supply	4,248,402	—	4,248,402	4,086,163	—	4,086,163
Statewide and associate	61,521	269	61,790	67,625	277	67,902
CFC total	20,053,455	31,692	20,085,147	19,172,430	17,000	19,189,430
RTFC	400,414	1,349	401,763	447,851	1,695	449,546
NCSC	713,509	1,980	715,489	825,736	2,213	827,949
Total loans outstanding	$21,167,378	$35,021	$21,202,399	$20,446,017	$20,908	$20,466,925

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

The following tables summarize our secured and unsecured loans outstanding by loan type and by company as of February 28, 2015 and May 31, 2014.

	February 28, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$18,080,960	94%	$1,053,898	6%	$19,134,858
Long-term variable-rate loans	663,655	91	69,066	9	732,721
Loans guaranteed by RUS	180,622	100	—	—	180,622
Line of credit loans	118,249	10	1,035,949	90	1,154,198
Total loans outstanding	$19,043,486	90	$2,158,913	10	$21,202,399

Company:
CFC	$18,243,074	91%	$1,842,073	9%	$20,085,147
RTFC	386,759	96	15,004	4	401,763
NCSC	413,653	58	301,836	42	715,489
Total loans outstanding	$19,043,486	90	$2,158,913	10	$21,202,399

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three and nine months ended February 28, 2015 and 2014.

	Three Months Ended February 28, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757
Provision for loan losses	2,366	(193)	131	2,304
Recoveries	53	—	—	53
Balance as of February 28, 2015	$43,604	$4,834	$4,676	$53,114

	Three Months Ended February 28, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2013	$42,762	$7,859	$4,578	$55,199
Provision for loan losses	1,543	(2,450)	1,694	787
Recoveries	54	—	—	54
Balance as of February 28, 2014	$44,359	$5,409	$6,272	$56,040

	Nine Months Ended February 28, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(2,156)	552	(1,871)	(3,475)
Recoveries	160	—	—	160
Balance as of February 28, 2015	$43,604	$4,834	$4,676	$53,114

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	2,953	(2,143)	2,351	3,161
Charge-offs	—	(1,606)	—	(1,606)
Recoveries	160	—	—	160
Balance as of February 28, 2014	$44,359	$5,409	$6,272	$56,040

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a general allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 28, 2015 and May 31, 2014.

	February 28, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$43,604	$3,485	$4,676	$51,765
Individually evaluated	—	1,349	—	1,349
Total ending balance of the allowance	$43,604	$4,834	$4,676	$53,114

Recorded investment in loans:
Collectively evaluated	$20,077,926	$400,414	$715,181	$21,193,521
Individually evaluated	7,221	1,349	308	8,878
Total recorded investment in loans	$20,085,147	$401,763	$715,489	$21,202,399

Loans to members, net (1)	$20,041,543	$396,929	$710,813	$21,149,285

	May 31, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$45,600	$3,876	$6,527	$56,003
Individually evaluated	—	406	20	426
Total ending balance of the allowance	$45,600	$4,282	$6,547	$56,429

Recorded investment in loans:
Collectively evaluated	$19,181,846	$447,851	$827,549	$20,457,246
Individually evaluated	7,584	1,695	400	9,679
Total recorded investment in loans	$19,189,430	$449,546	$827,949	$20,466,925

Loans to members, net(1)	$19,143,830	$445,264	$821,402	$20,410,496
____________________________
(1) Excludes deferred origination costs of $10 million as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of February 28, 2015 and May 31, 2014 are summarized below.

	February 28, 2015		May 31, 2014
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,221	$—	$7,584	$—
NCSC	308	—	—	—
Total	7,529	—	7,584	—

With a specific allowance recorded:
NCSC	—	—	400	20
RTFC	1,349	1,349	1,695	406
Total	1,349	1,349	2,095	426
Total impaired loans	$8,878	$1,349	$9,679	$426

The table below represents the average recorded investment in impaired loans and the interest income recognized, by member class, for the three and nine months ended February 28, 2015 and 2014.

	Three Months Ended February 28,
	2015	2014	2015	2014
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,221	$7,584	$—	$—
CFC/Power Supply	—	5,000	—	—
NCSC	312	454	—	—
RTFC	1,580	5,527	—	—
Total impaired loans	$9,113	$18,565	$—	$—

	Nine Months Ended February 28,
	2015	2014	2015	2014
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,342	$11,939	$—	$136
CFC/Power Supply	—	5,000	—	—
NCSC	334	151	10	—
RTFC	1,656	7,735	—	—
Total impaired loans	$9,332	$24,825	$10	$136

Nonperforming and Restructured Loans

Nonperforming and restructured loans outstanding and unadvanced commitments to members are summarized as follows by loan type and by company as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2015		May 31, 2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Nonperforming and restructured loans:
Nonperforming loans:
RTFC:
Long-term variable-rate loans	$1,349	$—	$1,695	$—
NCSC:
Line of credit loans	—	—	400	—
Total nonperforming loans	$1,349	$—	$2,095	$—

Restructured loans:
CFC:
Long-term fixed-rate loans	$7,221	$—	$7,584	$—
NCSC:
Line of credit loans	308	—	—	—
Total restructured loans	$7,529	$—	$7,584	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three and nine months ended February 28, 2015 and 2014.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Nonperforming loans	$23	$120	$74	$440
Restructured loans	132	122	396	367
Total	$155	$242	$470	$807

As of February 28, 2015 and May 31, 2014, nonperforming loans totaled $1 million, or 0.01%, of loans outstanding and $2 million, or 0.01%, of loans outstanding, respectively. One borrower in this group is currently seeking a buyer for its system, as it is not anticipated that it will have sufficient cash flow to repay its loans without the proceeds from the sale of the business. We currently anticipate that even with the sale of the business, there will not be sufficient funds to repay the full amount owed to us. We have approval rights with respect to the sale of this company.

As of February 28, 2015 and May 31, 2014, we had restructured loans totaling $8 million, or 0.04%, of loans outstanding, all of which were performing according to their restructured terms. Interest income recognized on restructured loans was less than $1 million during the three and nine months ended February 28, 2015, and also less than $1 million during the same prior-year periods.

We believe our allowance for loan losses was appropriate to cover the losses inherent in our loan portfolio as of February 28, 2015.

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding (see “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”) as of February 28, 2015 and May 31, 2014.

(Dollars in thousands)	February 28, 2015	May 31, 2014
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$7,119,277	$5,987,767
RUS guaranteed loans qualifying as permitted investments	157,866	161,372
Total pledged collateral	$7,277,143	$6,149,139
Collateral trust bonds outstanding	6,197,711	5,397,711

1994 indenture:
Distribution system mortgage notes	$926,734	$1,005,058
Collateral trust bonds outstanding	855,000	860,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,214,073	$1,907,607
Notes payable outstanding	1,919,912	1,667,505

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$19,794	$21,398
Cash	35	520
Total pledged collateral	$19,829	$21,918
Notes payable outstanding	16,529	18,230

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt.”

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of February 28, 2015 and May 31, 2014.

(Dollars in thousands)	February 28, 2015	May 31, 2014
Federal Financing Bank:
Distribution and power supply system mortgage notes on deposit	$5,028,500	$5,076,428
Notes payable outstanding	4,412,036	4,299,000

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreclosed Asset Activity

Foreclosed asset activity as of and for the nine months ended February 28, 2015 is summarized below.

	Nine Months Ended February 28, 2015
(Dollars in thousands)	CAH	DRP	Total
Balance as of beginning of period	$239,119	$6,532	$245,651
Results of operations	(6,296)	240	(6,056)
Impairment	(27,003)	—	(27,003)
Results of operations of foreclosed assets	(33,299)	240	(33,059)
Net cash investments	1,062	(6,500)	(5,438)
Balance as of end of period	$206,882	$272	$207,154

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

Over the past few years, CAH has made substantial technology and infrastructure upgrades to enhance services and increase the customer base. During the quarter ending November 30, 2014, CAH encountered issues with certain elements of the construction of the new network and service delivery technology, which required remediation and delayed the acceptance testing of network upgrades and product enhancements. CAH has experienced less than expected subscriber growth, revenue growth and lower than anticipated customer migration rates to the new network and internet services. In addition, the economic recovery in the area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry.

Based on the above analysis, we recognized impairment on certain identifiable intangible assets and goodwill of $27 million during the quarter ended November 30, 2014. The impairment charge is included in our condensed consolidated statements of operations as a component of results of operations of foreclosed assets. The decrease in CAH’s carrying value to $207 million as of February 28, 2015, from $239 million as of May 31, 2014 was attributable to the impairment charge recorded in the second quarter and the operating losses of $6 million recorded during the nine months ended February 28, 2015. The impairment charge contributed to a decrease in CAH’s total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets, to $262 million as of February 28, 2015, from $295 million as of May 31, 2014. CAH had total liabilities of $241 million and $236 million as of February 28, 2015 and May 31, 2014, respectively, and net

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

equity of $21 million and $59 million, respectively. CAH's total liabilities included loans and interest payable to CFC, which are eliminated in consolidation, of $185 million and $180 million as of February 28, 2015 and May 31, 2014, respectively.

The program to update CAH’s network infrastructure is substantially complete, and customers are being actively transitioned to the new infrastructure enabling the company to market enhanced services. Our intent is to market and sell CAH, and an outside consultant has been retained to assist in the sales process. It is difficult to determine the level of interest from potential buyers and there is uncertainty as to whether, or when, a disposition transaction will be completed, or the amount of any sales proceeds that may be realized from such a transaction. It is also uncertain as to whether we will be able to sell all of the CAH operating businesses in a single transaction, or if the businesses will be sold to multiple buyers.

DRP

Our carrying value of DRP decreased to $272 thousand as of February 28, 2015, from $7 million as of May 31, 2014. The decrease was due to the sale of DRP’s interest in bond reimbursement receivables and real estate properties for which we received proceeds of approximately $6 million. Subsequent to February 28, 2015, DRP’s remaining assets were sold.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of February 28, 2015 and May 31, 2014.

(Dollars in thousands)	February 28, 2015	May 31, 2014
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,184,951	$1,973,557
Commercial paper sold directly to members, at par (1)(2)	778,909	858,389
Select notes	569,405	548,610
Daily liquidity fund notes	451,435	486,501
Bank bid notes	—	20,000
Medium-term notes sold to members	229,160	212,274
Total short-term debt	$3,213,860	$4,099,331
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.
(2) Includes commercial paper sold directly to associates and affiliates.

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

Revolving Credit Agreements

As of February 28, 2015 and May 31, 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of February 28, 2015, which would then reduce the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	February 28, 2015	May 31, 2014	February 28, 2015	May 31, 2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$—	$145	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,698,109	—	1,891	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,417,964	$3,224,109	$2,036	$1,891
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

The following represents our required and actual financial ratios under the revolving credit agreements as of February 28, 2015 and May 31, 2014.

		Actual
	Requirement	February 28, 2015	May 31, 2014
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.25	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.23	1.23
Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.92	5.79
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

As of February 28, 2015 and May 31, 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	February 28, 2015	May 31, 2014
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,310,961	$2,228,459
Medium-term notes sold to members	389,956	285,988
Subtotal medium-term notes	2,700,917	2,514,447
Unamortized discount	(410)	(418)
Total unsecured medium-term notes	2,700,507	2,514,029
Guaranteed Underwriter Program notes payable	4,412,036	4,299,000
Other unsecured notes payable	33,167	35,075
Subtotal unsecured notes payable	4,445,203	4,334,075
Unamortized discount	(660)	(770)
Total unsecured notes payable	4,444,543	4,333,305
Total unsecured long-term debt	7,145,050	6,847,334
Secured long-term debt:
Collateral trust bonds	7,052,711	6,257,711
Unamortized discount	(273,191)	(277,496)
Total collateral trust bonds	6,779,520	5,980,215
Farmer Mac notes payable	1,919,912	1,667,505
Other secured notes payable	16,529	18,230
Total secured notes payable	1,936,441	1,685,735
Total secured long-term debt	8,715,961	7,665,950
Total long-term debt	$15,861,011	$14,513,284

During the nine months ended February 28, 2015, we issued a total of $1,200 million collateral trust bonds with an average coupon of 2.43% and maturities ranging between 2019 and 2025. On December 1, 2014, we redeemed $400 million of 1.00% collateral trust bonds due February 2, 2015. The premium and unamortized issuance costs totaling $1 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2015.
As of February 28, 2015 and May 31, 2014, we had unsecured notes payable totaling $4,412 million and $4,299 million, respectively, outstanding under bond purchase agreements with the Federal Financing Bank (“FFB”) and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of February 28, 2015, $4,412 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under FFB loan facilities with a 20-year maturity repayment period for advances made through October 15, 2017. During the quarter ended February 28, 2015, we borrowed $124 million under the Guaranteed Underwriter Program. As of February 28, 2015, we had up to $750 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program.

As of February 28, 2015 and May 31, 2014, secured notes payable include $1,920 million and $1,668 million, respectively, in debt outstanding to Federal Agricultural Mortgage Corporation (“Farmer Mac”) under a note purchase agreement totaling $4,500 million and $3,900 million, respectively. On January 8, 2015, the commitment amount under the Farmer Mac note purchase agreement was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020. Under the terms of the note purchase agreement in place as of February 28, 2015, we could borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provided CFC with a notice

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that the draw period would not be extended beyond the remaining term. During the nine months ended February 28, 2015, we borrowed a total of $480 million under the note purchase agreement with the Farmer Mac.

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

NOTE 7—SUBORDINATED DEFERRABLE DEBT

We had $400 million of 4.75% outstanding subordinated deferrable debt, due in 2043, as of both February 28, 2015 and May 31, 2014. Our outstanding subordinated deferrable debt is callable at par on or after April 30, 2023.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses), net. If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified AOCI to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses), net in our consolidated statement of operations.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as a component of derivative gains (losses), net in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of February 28, 2015 or May 31, 2014.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 28, 2015 and May 31, 2014. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	February 28, 2015			May 31, 2014
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,511,439	3.21%	0.25%	$5,322,809	3.33%	0.21%
Receive-fixed swaps	3,349,000	0.85	3.41	3,124,000	0.85	3.62
Total interest rate swaps	$8,860,439	2.32	1.44	$8,446,809	2.41	1.48

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of February 28, 2015 and May 31, 2014.

	February 28, 2015		May 31, 2014
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$113,231	$3,108,030	$209,759	$3,817,593
Derivative liabilities	(451,938)	5,752,409	(388,208)	4,629,216
Total	$(338,707)	$8,860,439	$(178,449)	$8,446,809

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of February 28, 2015 and May 31, 2014, and provides information on the impact of netting provisions and collateral pledged.

	February 28, 2015
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$113,231	$—	$113,231	$113,231	$—	$—
Derivative liabilities:
Interest rate swaps	451,938	—	451,938	113,231	—	338,707

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

The following table presents the components of the derivative gains (losses), net reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 28, 2015 and 2014.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2015	2014	2015	2014
Derivative cash settlements	$(21,512)	$(18,788)	$(63,377)	$(54,944)
Derivative forward value	(77,258)	(12,835)	(159,832)	98,925
Derivative gains (losses), net	$(98,770)	$(31,623)	$(223,209)	$43,981

Impact of Derivative Rating Triggers

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

On December 12, 2014, S&P announced a downgrade on the senior secured debt of CFC from A+ to A based on the ratings criteria titled “Issue Credit Rating Methodology for Nonbank Financial Institutions and Nonbank Financial Service Companies,” published on December 9, 2014. Specifically, S&P applied the revised ratings criteria to rate CFC’s senior secured debt at the same level as CFC’s issuer credit rating. S&P also announced that it had changed CFC’s issuer credit rating outlook from “stable” to “negative” based on its revised ratings criteria titled “Nonbank Financial Institutions Rating Methodology,” published on December 9, 2014. This change only affected our senior secured debt credit rating; our corporate and short-term credit ratings remained unchanged. The change did not result in a rating trigger event under the provisions of our derivative transaction agreements. On November 24, 2014, Moody’s reaffirmed CFC’s existing senior secured debt, senior unsecured debt, subordinated debt and short-term credit ratings with a stable outlook. There have been no changes of CFC’s ratings by Moody’s since November 24, 2014. On January 20, 2015, S&P revised its outlook of CFC to “stable” from “negative.” Both Moody’s and S&P had our ratings on a stable outlook as of February 28, 2015.

The table below displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
falls below Baa1/BBB+	$4,428,784	$(213,122)	$—	$(213,122)
falls to Baa3/BBB-	1,796,722	(18,108)	—	(18,108)
falls below Baa3/BBB-	594,131	(22,509)	—	(22,509)
falls to or below Ba3/BB(1)	50,000	(425)	—	(425)
Total	$6,869,637	$(254,164)	$—	$(254,164)
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $251 million as of February 28, 2015. There were no interest rate swaps with rating triggers that were in a net asset position as of February 28, 2015.

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

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	February 28, 2015	May 31, 2014
Total by type:
Long-term tax-exempt bonds	$490,380	$518,360
Letters of credit	383,396	431,064
Other guarantees	114,057	115,398
Total	$987,833	$1,064,822

Total by member class:
CFC:
Distribution	$175,012	$165,559
Power supply	730,851	826,231
Statewide and associate	17,021	5,397
CFC total	922,884	997,187
RTFC	2,465	2,304
NCSC	62,484	65,331
Total	$987,833	$1,064,822

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of February 28, 2015, our maximum potential exposure for the $72 million of fixed-rate tax-exempt bonds is $102 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $419 million and $445 million as of February 28, 2015 and May 31, 2014, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $79 million is secured as of February 28, 2015. As of February 28, 2015 and May 31, 2014, the letters of credit include $76 million and $125 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place as of February 28, 2015, we may be required to issue up to an additional $106 million in letters of credit to third parties for the benefit of our members. As of February 28, 2015, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, as of February 28, 2015 we had hybrid letter of credit facilities totaling $1,768 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in “Note 3— Loans and Commitments.” Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $359 million as of February 28, 2015. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,409 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of February 28, 2015 and May 31, 2014, we had $419 million and $418 million of guarantees, respectively, representing 42% and 39%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of February 28, 2015, we were the liquidity provider for a total of $495 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the nine months ended February 28, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of February 28, 2015 and May 31, 2014, we recorded a guarantee liability of $22 million which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of February 28, 2015 and May 31, 2014 was $3 million and $2 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $19 million and $20 million as of February 28, 2015 and May 31, 2014, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account is summarized below as of and for the nine months ended February 28, 2015.

(Dollars in thousands)	Nine Months Ended February 28, 2015
Beginning balance	$22,091
Net change in non-contingent liability	(36)
Provision for contingent guarantee liability	(80)
Ending balance	$21,975

Liability as a percentage of total guarantees	2.22%

NOTE 11—FAIR VALUE MEASUREMENTS

Fair Value

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the condensed consolidated balance sheets as of February 28, 2015 and May 31, 2014 consisted of investments in common and preferred stock, derivative instruments and nonperforming collateral-dependent loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014 consisted of our derivative instruments, investments in common and preferred stock and deferred compensation investments. The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2015		May 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Derivative assets	$—	$113,231	$—	$209,759
Derivative liabilities	—	451,938	—	388,208
Investments in common and preferred stock	85,423	—	55,177	—
Deferred compensation investments	4,247	—	4,156	—

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

We perform an analysis to validate the indicative quotes obtained from our swap counterparties and investigate any significant differences. We adjust the market values received from the counterparties using credit default swap levels for us and the counterparties. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty. We only enter into swap agreements with counterparties that are participating in our revolving lines of credit at the time the exchange agreements are executed. All of our swap agreements are subject to master netting agreements.

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

Investments in Preferred and Common Stock

Our investments in equity securities consist of investments in Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock, which are recorded in the condensed consolidated balance sheets at fair value. We determine the fair value of these investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the three and nine months ended February 28, 2015, we recorded an unrealized gain of $2 million and $5 million, respectively, in accumulated other comprehensive income, compared to an unrealized gain of $2 million and an unrealized loss of $3 million, respectively, for the same prior-year periods.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis as of February 28, 2015 and May 31, 2014 consisted of certain nonperforming collateral-dependent loans. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy.

Nonperforming Collateral-Dependent Loans

As of February 28, 2015 and May 31, 2014, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the fair value of the collateral underlying the loan to determine the specific allowance for loan loss. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable input used in the determination of fair value for the specific nonperforming loans is a multiple of earnings before interest, taxes, depreciation and amortization of 3.5x as of May 31, 2014. The material inputs used in estimating fair value by both internal staff and third-party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for estimating the fair value of nonperforming collateral-dependent loans are obtained from third-party specialists and reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements.

Because of the balance of nonperforming collateral-dependent loans, we do not believe that changes in the significant unobservable inputs used in the determination of the fair value will have a material impact on the fair value measurement of these assets or our results of operations. The following table displays the carrying value and fair value of these loans as of February 28, 2015 and May 31, 2014 and the total losses for the three and nine months ended February 28, 2015 and 2014.

	Level 3 Fair Value		Total Losses For The Three Months Ended February 28,		Total Losses For The Nine Months Ended February 28,
(Dollars in thousands)	February 28, 2015	May 31, 2014	2015	2014	2015	2014
Nonperforming loans, net of specific reserves	$—	$1,669	$—	$—	$(943)	$—

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and fair values of our financial instruments as of February 28, 2015 and May 31, 2014 are presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$298,771	$298,771	$298,771	$—	$—
Restricted cash	35	35	35	—	—
Investments	85,423	85,423	85,423	—	—
Time deposits	385,000	385,000	—	385,000	—
Deferred compensation investments	4,247	4,247	4,247	—	—
Loans to members, net	21,158,978	21,892,159	—	—	21,892,159
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	113,231	113,231	—	113,231	—

Liabilities:
Short-term debt	3,213,860	3,213,605	1,636,435	1,577,170	—
Long-term debt	15,861,011	17,076,310	—	10,550,286	6,526,024
Guarantee liability	21,975	24,654	—	—	24,654
Derivative instruments	451,938	451,938	—	451,938	—
Subordinated deferrable debt	400,000	401,004	—	401,004	—
Members’ subordinated certificates	1,526,452	1,526,452	—	—	1,526,452

	May 31, 2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338,715	$338,715	$338,715	$—	$—
Restricted cash	520	520	520	—	—
Investments	55,177	55,177	55,177	—	—
Time deposits	550,000	550,000	—	550,000	—
Deferred compensation investments	4,156	4,156	4,156	—	—
Loans to members, net	20,420,213	21,000,687	—	—	21,000,687
Debt service reserve funds	39,353	39,353	39,353	—	—
Derivative instruments	209,759	209,759	—	209,759	—

Liabilities:
Short-term debt	4,099,331	4,099,534	2,480,166	1,619,368	—
Long-term debt	14,513,284	15,738,970	—	9,618,645	6,120,325
Guarantee liability	22,091	24,946	—	—	24,946
Derivative instruments	388,208	388,208	—	388,208	—
Subordinated deferrable debt	400,000	385,744	—	385,744	—
Members’ subordinated certificates	1,612,227	1,612,227	—	—	1,612,227

We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the nine months ended February 28, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts as of February 28, 2015 and May 31, 2014.

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

Deferred Compensation Investments
CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are presented as other assets in the condensed consolidated balance sheets at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds.

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

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund notes and medium-term notes. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy is comprised of dealer commercial paper, bank bid notes and daily liquidity fund notes. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper and select notes, and is determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

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

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three and nine months ended February 28, 2015 and 2014, and assets attributable to each segment as of February 28, 2015 and 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$235,616	$11,791	$(8,667)	$238,740
Interest expense	(156,489)	(9,028)	8,667	(156,850)
Net interest income	79,127	2,763	—	81,890
Provision for loan losses	(2,304)	—	—	(2,304)
Net interest income after provision for loan losses	76,823	2,763	—	79,586
Non-interest income:
Fee and other income	4,928	922	(830)	5,020
Derivative losses, net	(97,424)	(1,346)	—	(98,770)
Results of operations of foreclosed assets	(1,369)	—	—	(1,369)
Total non-interest income	(93,865)	(424)	(830)	(95,119)
Non-interest expense:
General and administrative expenses	(16,227)	(2,024)	243	(18,008)
Provision for guarantee liability	—	—	—	—
Losses on early extinguishment of debt	(703)	—	—	(703)
Other	(7)	(587)	587	(7)
Total non-interest expense	(16,937)	(2,611)	830	(18,718)
Loss before income taxes	(33,979)	(272)	—	(34,251)
Income tax benefit	—	55	—	55
Net loss	$(33,979)	$(217)	$—	$(34,196)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$234,927	$12,613	$(8,808)	$238,732
Interest expense	(163,157)	(9,185)	8,808	(163,534)
Net interest income	71,770	3,428	—	75,198
Provision for loan losses	(787)	—	—	(787)
Net interest income after provision for loan losses	70,983	3,428	—	74,411
Non-interest income:
Fee and other income	5,127	374	201	5,702
Derivative losses, net	(30,808)	(815)	—	(31,623)
Results of operations of foreclosed assets	(1,164)	—	—	(1,164)
Total non-interest income	(26,845)	(441)	201	(27,085)
Non-interest expense:
General and administrative expenses	(14,477)	(2,505)	(201)	(17,183)
Provision for guarantee liability	(117)	—	—	(117)
Losses on early extinguishment of debt	(1,452)	—	—	(1,452)
Other	210	—	—	210
Total non-interest expense	(15,836)	(2,505)	(201)	(18,542)
Income before income taxes	28,302	482	—	28,784
Income tax expense	—	(243)	—	(243)
Net income	$28,302	$239	$—	$28,541

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$701,924	$34,926	$(25,584)	$711,266
Interest expense	(470,635)	(26,626)	25,584	(471,677)
Net interest income	231,289	8,300	—	239,589
Provision for loan losses	3,475	—	—	3,475
Net interest income after provision for loan losses	234,764	8,300	—	243,064
Non-interest income:
Fee and other income	18,800	2,653	(2,204)	19,249
Derivative losses, net	(219,656)	(3,553)	—	(223,209)
Results of operations of foreclosed assets	(33,059)	—	—	(33,059)
Total non-interest income	(233,915)	(900)	(2,204)	(237,019)
Non-interest expense:
General and administrative expenses	(49,479)	(6,039)	730	(54,788)
Provision for guarantee liability	80	—	—	80
Losses on early extinguishment of debt	(703)	—	—	(703)
Other	(30)	(1,474)	1,474	(30)
Total non-interest expense	(50,132)	(7,513)	2,204	(55,441)
Income before income taxes	(49,283)	(113)	—	(49,396)
Income tax expense	—	(100)	—	(100)
Net income	$(49,283)	$(213)	$—	$(49,496)

Assets:
Total loans outstanding	$21,187,603	$1,117,252	$(1,102,456)	$21,202,399
Deferred origination costs	9,693	—	—	9,693
Less: Allowance for loan losses	(53,114)	—	—	(53,114)
Loans to members, net	21,144,182	1,117,252	(1,102,456)	21,158,978
Other assets	1,448,655	157,122	(115,834)	1,489,943
Total assets	$22,592,837	$1,274,374	$(1,218,290)	$22,648,921

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$707,758	$37,958	$(26,659)	$719,057
Interest expense	(495,357)	(27,766)	26,659	(496,464)
Net interest income	212,401	10,192	—	222,593
Provision for loan losses	(3,161)	—	—	(3,161)
Net interest income after provision for loan losses	209,240	10,192	—	219,432
Non-interest income:
Fee and other income	13,314	1,068	601	14,983
Derivative gains, net	43,543	438	—	43,981
Results of operations of foreclosed assets	(8,482)	—	—	(8,482)
Total non-interest income	48,375	1,506	601	50,482
Non-interest expense:
General and administrative expenses	(47,140)	(6,630)	(601)	(54,371)
Provision for guarantee liability	(159)	—	—	(159)
Losses on early extinguishment of debt	(1,452)	—	—	(1,452)
Other	(89)	1	—	(88)
Total non-interest expense	(48,840)	(6,629)	(601)	(56,070)
Income before income taxes	208,775	5,069	—	213,844
Income tax expense	—	(2,045)	—	(2,045)
Net income	$208,775	$3,024	$—	$211,799

Assets:
Total loans outstanding	$20,605,354	$1,234,787	$(1,204,808)	$20,635,333
Deferred origination costs	9,731	—	—	9,731
Less: Allowance for loan losses	(56,040)	—	—	(56,040)
Loans to members, net	20,559,045	1,234,787	(1,204,808)	20,589,024
Other assets	2,492,657	145,847	(120,199)	2,518,305
Total assets	$23,051,702	$1,380,634	$(1,325,007)	$23,107,329

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivatives.”

Item 4. Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX
Exhibit No.		Description
10.1*^	—	Plan Document for CFC's Executive Benefit Restoration Plan dated December 9, 2014.
10.2	—
Amended and Restated First Supplemental Note Purchase Agreement dated January 8, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 14, 2015.

10.3^	—	Employment Agreement between the Company and Sheldon C. Petersen, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2014.
10.4^	—	Supplemental Executive Retirement Plan of the Company, effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2014.
12*	—	Computations of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
____________________________
*Indicates a document being filed with this Report.
^ Identifies a management contract or compensatory plan or arrangement.
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

Date: April 13, 2015

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)