Form 10-K
period 2015-05-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2015-08-26
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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

i

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Average Balances, Interest Income/Expense and Average Yield/Cost	31
2	Rate/Volume Analysis of Changes in Interest Income/Expense	33
3	Derivative Gains (Losses)	35
4	Derivative Average Notional Balances and Average Interest Rates	36
5	Loans Outstanding by Type and Member Class	38
6	Historical Repricing Retention	39
7	Total Debt Outstanding and Weighted-Average Interest Rates	40
8	Debt Instruments and Revolving Credit Agreements	41
9	Short-Term Borrowings	42
10	Equity	43
11	Guarantees Outstanding	45
12	Maturities of Guarantee Obligations	46
13	Unadvanced Loan Commitments	46
14	Notional Maturities of Unconditional Committed Lines of Credit	46
15	Notional Maturities of Unadvanced Loan Commitments	47
16	Loan Security	48
17	Loan Concentration	50
18	Credit Exposure to 20 Largest Borrowers	51
19	Nonperforming and Restructured Loans	52
20	Allowance for Loan Losses	53
21	Rating Triggers for Derivatives	54
22	Contractual Obligations	56
23	Projected Sources and Uses of Liquidity	56
24	Member Loan Repayments	58
25	Revolving Credit Agreements	58
26	Member Investments	59
27	Financial Ratios under Revolving Credit Agreements	60
28	Financial Ratios under Indentures	61
29	Unencumbered Loans	62
30	Collateral Pledged or on Deposit	62
31	Principal Maturity of Long-Term Debt	63
32	Interest Rate Gap Analysis	65
33	Financial Instruments	66
34	Loan Repricing	66
35	Adjusted Financial Measures — Income Statement	69
36	TIER and Adjusted TIER	69
37	Adjusted Financial Measures — Balance Sheet	71
38	Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios	71

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, non-performance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving CFC or its members and the factors listed and described under “Item 1A. Risk Factors” of this Report. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

PART I

Item 1.	Business

OVERVIEW

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer its members cost-based financial products and services consistent with sound financial management. As described below under “Allocation and Retirement of Patronage Capital,” CFC annually allocates its net earnings, which consist of net income excluding the effect of certain non cash accounting entries, to (i) a cooperative educational fund; (ii) a general reserve, if necessary; (iii) members based on each member’s patronage of CFC’s loan programs during the year; and (iv) a members’ capital reserve. As a member-owned cooperative, CFC has no publicly held equity securities outstanding. CFC funds its activities primarily through a combination of publicly and privately held debt securities and member investments.

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

RTFC is a taxable Subchapter T cooperative association originally incorporated in South Dakota in 1987 and reincorporated as a member-owned cooperative association in the District of Columbia in 2005. RTFC’s principal purpose is to provide financing for its rural telecommunications members and their affiliates. RTFC’s membership consists of a combination of not-for-profit entities and for-profit entities. CFC is the sole lender to and manages the business operations of RTFC through a management agreement in effect until December 1, 2016, which is automatically renewed for one-year terms thereafter unless terminated by either party. Under a guarantee agreement, RTFC pays CFC a fee and, in exchange, CFC reimburses

RTFC for loan losses. As permitted under Subchapter T of the Internal Revenue Code, RTFC pays income tax based on its net income, excluding patronage-sourced earnings allocated to its patrons. RTFC is headquartered with CFC in Dulles, Virginia.

NCSC is a taxable cooperative incorporated in 1981 in the District of Columbia as a member-owned cooperative association. The principal purpose of NCSC is to provide financing to its members, entities eligible to be members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefit to Class A, B and C members of CFC. See “Members” below for a description of our member classes. NCSC’s membership consisted primarily of distribution systems, power supply systems and statewide and regional associations that were members of CFC as of May 31, 2015. CFC, which is the primary source of funding for NCSC, manages NCSC’s business operations under a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC pays CFC a fee and, in exchange, CFC reimburses NCSC for loan losses under a guarantee agreement. As a taxable cooperative, NCSC pays income tax based on its reported taxable income and deductions. NCSC is headquartered with CFC in Dulles, Virginia.

CFC controlled and held foreclosed assets in two entities, Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”), during the year ended May 31, 2015 (“fiscal year 2015”). CAH is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that were transferred to CAH as a result of a loan default by a borrower and subsequent bankruptcy proceedings. These operating entities provide local, long-distance and wireless telephone, cable television and Internet services to residential and commercial customers. DRP held a land development loan and limited partnership interests in certain receivables related to a real estate development. DRP was dissolved during the fourth quarter of fiscal year 2015, subsequent to the sale of the remainder of its assets.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, RTFC and NCSC. We provide information on the financial performance of our business segments in “Note 15—Segment Information.”

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available for free at www.nrucfc.coop as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). These reports also are available for free on the SEC’s website at www.sec.gov. Information posted on our website is not incorporated by reference into this Form 10-K.

OUR BUSINESS

Our business strategy and policies are set by our board of directors and may be amended or revised from time to time by the board of directors. We are a not-for-profit tax-exempt cooperative finance organization, whose primary focus is to provide our members with the credit products they need to fund their operations. As such, our business focuses on lending to electric systems and securing access to capital through diverse funding sources at rates that allow us to offer competitively priced credit products to our members.

Focus on Electric Lending

CFC focuses on lending to electric utility cooperatives. Most of our electric cooperative borrowers continue to demonstrate stable operating performance and strong financial ratios because the majority of electric cooperatives’ customers are residential, for whom electricity is an essential service. Our electric cooperative members experience limited competition as they generally operate in exclusive territories, the majority of which are not rate regulated. Loans to electric utility organizations represented approximately 98% of the outstanding loan portfolio as of May 31, 2015. Over the last five years, outstanding loans to electric utility organizations have increased by approximately 19%.

Maintain Diversified Funding Sources

We strive to maintain diversified funding sources by issuing collateral trust bonds and medium-term notes in the capital markets and offering investments in commercial paper to both members and non members. Additionally, to help meet our financing needs, we obtain financing through funding programs such as the Guaranteed Underwriter Program of the United

States Department of Agriculture (“USDA”), as well as note purchase agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). CFC also offers various long- and short-term unsecured debt securities to its members and affiliates, including subordinated certificates, commercial paper, select notes, daily liquidity fund notes and medium-term notes. We provide additional information on our funding sources in “Item 7. Management’s Discussion and Analysis (“MD&A”)—Consolidated Balance Sheet Analysis,” “Item 7. MD&A—Liquidity Risk,” “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt.”

LOAN PROGRAMS

CFC lends to its members and associates. RTFC lends to its members, organizations affiliated with its members and associates. NCSC lends to its members and associates. Loans to NCSC associates may require a guarantee of repayment to NCSC from the CFC member cooperative with which it is affiliated. CFC, RTFC and NCSC loans generally contain provisions that trigger an event of default if there is any material adverse change in the business or condition, financial or otherwise, of the borrower.

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

Most borrowers have the option of selecting a fixed or variable interest rate at the time of each advance on long-term loan facilities. When selecting a fixed rate, the borrower has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. Long-term fixed rates are set daily for new loan advances and loans that reprice. The fixed rate on each loan is determined on the day the loan is advanced or repriced based on the term selected. The long-term variable rate is set on the first day of each month.

To be in compliance with the covenants in the loan agreement and eligible for loan advances, distribution systems generally must maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.35 or greater. CFC may make long-term loans to distribution systems, on a case-by-case basis, that do not meet these general criteria. Power supply systems generally are required either (i) to maintain an average modified debt service coverage ratio, as defined in the loan agreement, of 1.00 or greater or (ii) to establish and collect rates and other revenue in an amount to yield margins for interest, as defined in an indenture, in each fiscal year sufficient to equal at least 1.00 or (iii) both. CFC may make long-term loans to power supply systems, on a case-by-case basis, that may include other requirements, such as maintenance of a minimum equity level.

Line of Credit Loans

Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans also are made available as interim financing when a member either receives Rural Utilities Service (“RUS”) approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS (sometimes referred to as “bridge loans”). These bridge loans are not required to be paid down for five consecutive business days. Unlike other line of credit loans, RUS loan advances, when received, must be used to repay these interim facilities.

Syndicated Line of Credit Loans

A syndicated line of credit loan is typically a large financing offered by a group of lenders that work together to provide funds for a single borrower. Syndicated loans are generally unsecured, floating-rate loans that can be provided on a revolving or term basis for tenors that range from several months to five years. Syndicated financing is arranged for borrowers on a case-by-case basis. CFC may act as lead lender, arranger and administrative agent for the syndicated facilities. CFC uses its best efforts to syndicate the loan requirements of certain borrowers. The success of such efforts depends on the financial position and credit quality of the borrower as well as market conditions.

RTFC Loan Programs

Loans to rural local exchange carriers or holding companies of rural local exchange carriers represented 94% and 93% of RTFC’s total outstanding loans as of May 31, 2015 and 2014, respectively. Most of these rural telecommunications companies have diversified their operations and also provide broadband services.

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

Line of Credit Loans

Line of credit loans are generally unsecured. Line of credit loans are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates. Line of credit loans are typically revolving facilities and generally require the borrower to pay off the principal balance for at least five consecutive business days at least once during each 12-month period. Line of credit loans also are made available as interim financing, or bridge loans, when a borrower either receives RUS approval to obtain a loan and is awaiting its initial advance of funds or submits a loan application that is pending approval from RUS. RUS loan advances, when received, must be used to repay these interim facilities.

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

NCSC allows most borrowers to select a fixed interest rate or a variable interest rate at the time of each advance on long-term loan facilities. When selecting a fixed rate, the borrower has the option to choose a fixed rate for a term of one year through the final maturity of the loan. When the selected fixed interest rate term expires, the borrower may select another fixed rate for a term of one year through the loan maturity or the current variable rate. NCSC sets long-term fixed rates daily for new loan advances and loans that reprice. The fixed rate on a loan is determined on the day the loan is advanced or repriced based on the term selected. The long-term variable rate is set on the first day of each month.

Line of Credit Loans

Line of credit loans, which are generally unsecured revolving facilities, are designed primarily to assist borrowers with liquidity and cash management and are generally advanced at variable interest rates.

Loan Features and Options

Interest Rates

As a member-owned cooperative finance organization, we are a cost-based lender. Our interest rates are set primarily based on our cost of funding, general and administrative expenses, loan loss provision and to provide a reasonable level of earnings. Various standardized discounts may reduce the stated interest rates for Class A and Class B borrowers meeting certain criteria related to performance, volume, collateral and equity requirements.

Conversion Option

Generally, a borrower may convert a long-term loan from a variable interest rate to a fixed interest rate at any time without a fee and convert a long-term loan from a fixed rate to another fixed rate or to a variable rate at any time upon payment of a conversion fee, if applicable, based on current loan policies.

Prepayment Option

Generally, borrowers may prepay long-term fixed-rate loans at any time, subject to payment of an administrative fee and a make-whole premium and prepay long-term variable-rate loans at any time, subject to payment of an administrative fee. Line of credit loans may be prepaid at any time without a fee, unless the interest rate on the loan is fixed or based on a LIBOR index.

Loan Security

Long-term loans are typically senior secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower, subject to standard liens typical in utility mortgages such as those related to taxes, worker’s compensation awards, mechanics’ and similar liens, rights-of-way and governmental rights. We are able to obtain liens on parity with liens for the benefit of RUS because RUS’ form of mortgage expressly provides for other lenders such as CFC to have a parity lien position if the borrower satisfies certain conditions or obtains a written lien accommodation from RUS. When we make loans to borrowers that have existing loans from RUS, we generally require those borrowers to either obtain such a lien accommodation or satisfy the conditions necessary for our loan to be secured on parity under the mortgage with the loan from RUS.

As noted above, our line of credit loans are generally unsecured.

GUARANTEE PROGRAMS

When we guarantee debt obligations for our members, we use the same credit policies and monitoring procedures for guarantees as for loans and commitments. If a member system defaults in its obligation to pay debt service, then we are obligated to pay any required amounts under our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member system. In general, the member system is required to repay any amount advanced by us with interest pursuant to the documents evidencing the member system’s reimbursement obligation. We have no significant guarantee concentrations in any one state or territory.

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

If a system defaults for failure to make the debt payments, we are obligated to pay, after available debt service reserve funds have been exhausted, scheduled debt service under our guarantee. Such payment will prevent the occurrence of an event of default that would otherwise permit acceleration of the bond issue. The system is required to repay any amount that we advance pursuant to our guarantee plus interest on that advance. This repayment obligation, together with the interest thereon, is typically senior secured on parity with other lenders (including, in most cases, RUS), by a lien on substantially all of the system’s assets. If the security instrument is a common mortgage with RUS, then in general, we may not exercise remedies for up to two years following default. However, if the debt is accelerated under the common mortgage because of a determination that the related interest is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The system is required to pay us initial and/or ongoing guarantee fees in connection with these transactions.

Certain guaranteed long-term debt bears interest at variable rates that are adjusted at intervals of one to 270 days including weekly, every five weeks or semi-annually to a level favorable to their resale or auction at par. If funding sources are available, the member that issued the debt may choose a fixed interest rate on the debt. When the variable rate is reset, holders of variable-rate debt have the right to tender the debt for purchase at par. In some transactions, we have committed to purchase this debt as liquidity provider if it cannot otherwise be re-marketed. If we hold the securities, the cooperative pays interest to us at our short-term variable interest rate. The system is required to pay us standby liquidity fees in connection with these transactions.

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

INVESTMENT POLICY

We invest funds in accordance with policies adopted by our board of directors. Under our current investment policy, funds may be invested in direct obligations of, or guaranteed by, the United States or agencies thereof and investments in government-sponsored enterprises. Our policy also permits us to invest in certain financial institutions in the form of overnight investment products and Eurodollar deposits, bankers’ acceptances, certificates of deposit, working capital acceptances or other deposits. Other permitted investments include highly rated obligations, such as commercial paper, certain obligations of foreign governments and certain corporate bonds. In addition, we may invest in repurchase agreements secured by direct obligations of the United States or its agencies and highly rated commercial paper that is set aside in a segregated account. All of these investments are subject to certain limitations set forth in our investment policy.

INDUSTRY

Rural Electric Industry

Overview

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

RUS makes insured loans and loan guarantees and provides other forms of financial assistance to rural electric system borrowers. RUS is authorized to make direct loans to systems that qualify for the hardship program (5% interest rate), the municipal rate program (based on a municipal government obligation index) and a treasury rate program (at treasury plus 1/8%). RUS also is authorized to guarantee loans that bear interest at a rate agreed upon by the borrower and the lender (which generally has been the Federal Financing Bank (“FFB”)). RUS exercises oversight over borrowers’ operations. Its loans and guarantees are secured by a mortgage or indenture on substantially all of the system’s assets and revenue.

Leading up to CFC’s formation in 1969, there was a growing need for capital for electric cooperatives to build new electric facilities due to growth in rural America. The electric cooperatives formed CFC so a source of financing would be available to them to supplement the RUS loan programs and to mitigate uncertainty related to government funding.

CFC aggregates the combined strength of its rural electric member cooperatives to access the public capital markets. CFC works cooperatively with RUS; however, CFC is not a federal agency or a government-sponsored enterprise, and is not owned or controlled by any federal agency or government-sponsored enterprise. Our members are not required to have outstanding loans from RUS as a condition of borrowing from CFC. CFC meets the financial needs of its rural members by:

•	providing bridge loans required by borrowers in anticipation of receiving RUS funding;

•
providing financial products not otherwise available from RUS including lines of credit, letters of credit, guarantees on tax-exempt financing, weather-related disaster recovery lines of credit, unsecured loans and investment products such as commercial paper, member capital securities, select notes and medium-term notes;

•	meeting the financing needs of those rural electric systems that repay or prepay their RUS loans and replace the government loans with private capital; and

•	providing financing to RUS-eligible rural electric systems for facilities that are not eligible for financing from RUS.

Electric Member Competition

The movement toward electric competition at the retail level has largely ceased. The electric utility industry has evolved into a “hybrid” model in which there are significant differences in the retail regulatory approaches followed in different states and regions.

Customer choice regulation, where customers have a choice of alternative energy suppliers, has had little impact on distribution and power supply cooperatives, and we do not expect a material impact going forward. Retail customer choice existed in 14 states as of May 31, 2015. Those states were Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. In general, even in those states, very few consumers served by CFC members have switched to other suppliers.

Many factors restrict the choices customers have available to them and, therefore, mitigate the effect of customer choice and competition in areas served by cooperatives. These factors include, but are not limited to, the following:

•	utilities in many states may still be regulated regarding rates on non competitive services, such as distribution;

•	20 states regulate the debt securities issued by utilities, including cooperatives, which could affect funding costs and, therefore, the electric rates charged to customers;

•	Federal Energy Regulatory Commission regulation of rates as well as terms and conditions of transmission service;

•	the fact that few competitors demonstrated much interest in providing electric energy to residential or rural customers; and

•
distribution systems own the lines to the customer and it would not be feasible for a competitor to build a second line to serve the same customers in almost all situations. Therefore, the distribution systems still charge a fee or access tariff for the service of delivering power, regardless of who supplies the power.

Electric Member Regulation

There were 25 states in which some or all electric cooperatives are subject to state regulation over the rates they charge as of May 31, 2015. In 14 of the 25 states, all electric cooperatives are subject to full or partial state regulation over their electric rates, and the cooperatives in these states do not have a right to opt out of regulation. Those states are Arizona, Arkansas, Georgia, Hawaii, Kentucky, Louisiana, Maine, Maryland, New Mexico, New York, Utah, Vermont, Virginia and West Virginia. The Federal Energy Regulatory Commission also has jurisdiction to regulate transmission rates, wholesale rates, terms and conditions of service, and the issuance of securities by public utilities within its jurisdiction, which includes only a few cooperatives.

Our distribution and power supply members are subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of their operations. At the federal level, the U.S. Environmental Protection Agency (“EPA”) has proposed a number of rulemakings, including cooling water intake structures, coal ash disposal, hazardous air pollutants and interstate transport of air pollutants, that could force the electric utility industry to incur capital costs to comply with these regulations and possibly retire coal-fired generating capacity. On August 3, 2015, the U.S. Environmental Protection Agency (EPA) issued its final Clean Power Plan Rule for regulating greenhouse gas emissions from existing fossil fuel-fired power plants. The regulation, falling under Section 111(d) of the federal Clean Air Act, is designed to cut carbon emissions (from 2005 levels) from affected facilities by 32% by 2030. The regulation has the potential to raise the cost of electricity from fossil fuel generation and accelerate the retirement of some existing plants. We believe the Clean Power Plan Rule will be litigated. Its financial impact on our members will depend on the judicial review process and changes in the political landscape. In most cases, any associated costs of compliance can be passed on to cooperative consumers without additional regulatory approval.

Rural Telecommunications Industry

Overview

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

Telecommunications Competition

The Telecommunications Act of 1996 (the “Telecom Act”) created a framework for competition and deregulation in the local wireline telecommunications market. For the most part, local exchange competition has benefited rural local exchange carriers by enabling them to enter nearby towns and cities as competitive local exchange carriers, leveraging their existing infrastructure and reputation for providing high-quality, modern telecommunications service. Rural local exchange carriers enjoy an exemption from the Telecom Act requirement to provide competitors with access to their networks, absent a determination that it would be in the public interest to do so. Relatively few rural local exchange carriers have competitive local exchange carriers request access to their networks. The expansion of wireless telephone service has contributed to the decrease in wireline telephone subscribers as numerous residential customers elect to rely solely on a mobile device. Competition within the wireless market is robust as intended by the Federal Communications Commission (“FCC”) by licensing multiple providers in each market.

Telecommunications Regulation

Rural local exchange carriers generally are regulated at the state and federal levels. Most state commissions regulate local service rates and intrastate access rates, and some regulate borrowing and service quality. The FCC regulates interstate access rates and provides authority for certain types of telecom operations.

The FCC regulates wireline telephony under Title II of the Telecom Act. Video, wireless and competitive local exchange services are less regulated. Most rural local exchange carriers have expanded their service offerings to customers in less regulated business segments. With few competitors in the most rural parts of their service areas, rural local exchange carriers generally have been successful in these growth and diversification efforts.

On October 27, 2011, the FCC adopted an order to reform the Universal Service Fund (“USF”) and intercarrier compensation systems. This comprehensive plan was intended to restructure the USF to support broadband deployment to unserved parts of the country going forward and revamp the rates carriers pay each other to connect local toll and long distance toll calls. The FCC plans to transform the USF, in stages, over a multi year period, from a mechanism to support voice telephone service to one that supports the deployment of both fixed and mobile broadband. The existing USF is to be phased out and replaced with a new Connect America Fund with a firm budget of no more than $4,500 million per year through 2017. The Connect America Fund includes the targeted Mobility Fund to support the deployment of wireless broadband networks to unserved areas and the Remote Areas Fund, to ensure affordable access to broadband networks for the most remote areas in the nation. In regard to intercarrier compensation systems, the FCC’s 2011 USF order included immediate reforms aimed at curbing arbitrage schemes, phantom traffic and other such schemes as well as a multi year “glide path” toward comprehensive reform of the intercarrier compensation systems payment framework. The ultimate goal is bill-and-keep, a system where carriers look first to their subscribers to cover the costs of the networks, then to explicit universal service support where necessary.

In pursuit of its net neutrality policy, in March 2015 the FCC adopted revised “open Internet” rules that reclassified broadband Internet access as a Title II service. The open Internet rules ban blocking, throttling, and paid prioritization, and expanded existing service transparency requirements.

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

CFC’s primary competitor is CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. CFC also competes with banks, other financial institutions and the capital markets to provide loans and other financial products to our members. As a result, we are competing with the customer service, pricing and funding options the member is able to obtain from these sources. We attempt to minimize the effect of competition by offering a variety of loan options and value-added services and by leveraging the working relationships developed with the majority of our members. Further, on an annual basis, we allocate substantially all net earnings to members (i) through the members’ capital reserve and (ii) in the form of patronage capital, which reduces our members’ effective cost of borrowing. The value-added services that we provide include, but are not limited to, benchmarking tools, financial models, and various conferences, meetings and training workshops.

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

CFC has established certain funds to benefit its members. Since 1981, CFC has set aside a portion of its annual net earnings in a cooperative educational fund to promote awareness and appreciation of the cooperative principles. As directed by the CFC Board of Directors, a portion of the contributions to the funds are distributed through the electric cooperative statewide associations. Since 1986, CFC has supported its members’ efforts to protect their service territories from erosion or takeover by other utilities through assistance from the Cooperative System Integrity Fund. This program is funded through voluntary contributions from members, and amounts are distributed to applicants who establish that (i) all or a significant portion of their consumers, services or facilities face a hostile threat of acquisition or annexation by a competing entity, (ii) that it faces a significant threat in its ability to continue to provide non-electric energy services to customers or (iii) it is facing regulatory, judicial or legislative challenges that threaten its existence under the cooperative business model.

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

According to financial data provided to us by our 808 reporting distribution systems and 58 reporting power supply systems as of December 31, 2014, and our 810 reporting electric cooperative distribution systems and 58 reporting power supply systems as of December 31, 2013, long-term debt outstanding to CFC, RUS and other lenders in the electric cooperative industry by those entities was as follows as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	% of Total	2013	% of Total
Total long-term debt reported by members:
Distribution	$44,399,581		$43,556,428
Power supply	45,264,091		44,323,068
Less: long-term debt funded by RUS	(42,749,636)		(42,485,241)
Members’ non-RUS long-term debt	$46,914,036		$45,394,255

Funding source of member’s long-term debt:
Long-term debt funded by CFC	$19,110,899	41%	$18,463,481	41%
Long-term debt funded by other lenders	27,803,137	59	26,930,774	59
Members’ non-RUS long-term debt	$46,914,036	100%	$45,394,255	100%

Members’ long-term debt funded by CFC, by type, as of December 31, 2014 and 2013 is summarized further below.

	December 31,
(Dollars in thousands)	2014	% of Total	2013	% of Total
Distribution	$15,055,933	79%	$14,641,426	79%
Power supply	4,054,966	21	3,822,055	21
Long-term debt funded by CFC	$19,110,899	100%	$18,463,481	100%

We are not able to specifically identify the amount of debt our members have outstanding to CoBank, ACB, from either the annual financial and statistical reports our members file with us or from CoBank, ACB’s public disclosure, but we believe that CoBank, ACB, is the lender other than CFC and RUS with significant long-term debt outstanding to the rural electric cooperatives.

Telecommunications Lending

In 1949, the Rural Electrification Act was amended to allow lending for the establishment and improvement of rural telecommunications service. For the federal government’s fiscal year ending September 30, 2015, RUS has $690 million in annual lending authority for its Telecommunications Infrastructure Loan program.

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

RUS had approximately $4,387 million in long-term loans outstanding to telecommunications borrowers as of December 31, 2014. In comparison, RTFC had $391 million in long-term loans outstanding to telecommunications borrowers as of December 31, 2014.

REGULATION

CFC, RTFC and NCSC are not subject to federal regulatory oversight or compliance with regard to lending. CFC, RTFC and NCSC are subject to state laws that pertain to the business conducted in each state, including but not limited to lending laws, usury laws and laws governing mortgages.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes requirements on certain entities that use derivatives such as clearing trades through a central organization, posting margin, and recordkeeping.

CFC does not participate in the derivatives markets for speculative, trading or investing purposes and does not make a market in derivatives. CFC is an end user of derivative financial instruments. CFC engages in over-the-counter derivative transactions to hedge the interest rate risks associated with lending to its members.

The Commodities Futures Trade Commission (“CFTC”) is the lead federal agency responsible for promulgation of certain rules implementing the Dodd-Frank Act requirements related to the utilization of swaps and derivative products. The CFTC issued a final rule, Clearing Exemption for Certain Swaps Entered into by Cooperatives, in August, 2013 which created an exemption from clearing for cooperatives, including CFC. In addition, legislation passed by Congress, H.R. 26, and signed into law in January 2015 further amended the Dodd-Frank Act by exempting certain entities, including cooperatives such as CFC, from margin requirements for uncleared swaps. The CFTC will need to issue a rule implementing this margining exemption.

The Dodd-Frank Act requires the SEC to promulgate rules related to executive compensation and compensation clawbacks, which may require us to make additional disclosures or alter controls and/or risk management practices. We will continue to monitor and, where appropriate, advocate with respect to the implementation of the Dodd-Frank Act and its impact on us until all final rules become effective.

MEMBERS

Our consolidated membership, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, totaled 1,462 members and 229 associates as of May 31, 2015.

CFC

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

Class D – National Associations of Cooperatives

National associations of cooperatives that are Class A, Class B and Class C members, provided said national associations have, at the time of admission to membership in CFC, members domiciled in at least 80% of the states in the United States. National Rural Electric Cooperative Association (“NRECA”) is our sole Class D member. NRECA provides training, sponsors regional and national meetings, and provides legislative, regulatory, media and related services for nearly all rural electric cooperatives.

CFC Class A, B, C and D members are eligible to vote on matters put to a vote of the membership. Associates are not eligible to vote on matters put to a vote of the membership.

CFC’s membership as of May 31, 2015 comprised:

•	839 Class A distribution systems;

•	72 Class B power supply systems;

•	65 Class C statewide and regional associations, including NCSC; and

•	1 Class D national association of cooperatives.

In addition, CFC has associates that are nonprofit groups or entities organized on a cooperative basis that are owned, controlled or operated by Class A, B, C or D members and are engaged in or plan to engage in furnishing non-electric services primarily for the benefit of the ultimate consumers of CFC members. CFC had 48 associates, including RTFC, as of May 31, 2015.

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

RTFC’s membership comprised 486 members as of May 31, 2015. RTFC also had 5 associates. CFC is not a member of RTFC. RTFC’s members and associates comprised 193 not-for-profit entities and 298 for-profit entities as of May 31, 2015.

NCSC

Membership in NCSC includes organizations that are Class A, B or C members of CFC, or eligible for such membership.

NCSC’s membership comprised 378 distribution systems, 1 power supply system and 1 statewide association as of May 31, 2015. All of NCSC’s members also were CFC members. CFC, however, is not a member of NCSC. In addition to members, NCSC had 177 associates as of May 31, 2015. NCSC’s associates may include members of CFC, entities eligible to be members of CFC and for-profit and not-for-profit entities that are owned, controlled or operated by or provide significant benefit to Class A, B and C members of CFC.

The business affairs of CFC, RTFC and NCSC are governed by separate boards of directors for each entity. We provide additional information on CFC's corporate governance in “Item 10. Directors, Executive Officers and Corporate Governance.”

TAX STATUS

In 1969, CFC obtained a ruling from the Internal Revenue Service recognizing CFC’s exemption from the payment of federal income taxes as an organization described under Section 501(c)(4) of the Internal Revenue Code.

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

CFC

Annually, the CFC Board of Directors allocates its net earnings to its patrons in the form of patronage capital, to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments and foreign currency translation. Net losses, if any, do not affect amounts previously allocated as patronage capital or to the reserves. Net earnings will first be used to offset prior-period losses, if any.

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

All remaining net earnings are allocated to CFC’s members in the form of patronage capital. The amount of net earnings allocated to each member is based on the member’s patronage of CFC’s lending programs during the year. No interest is earned by members on allocated patronage capital. There is no effect on CFC’s total equity as a result of allocating net earnings to members in the form of patronage capital or to board-approved reserves. The CFC Board of Directors has voted annually to retire a portion of the patronage capital allocation. Upon retirement, patronage capital is paid out in cash to the members to which it was allocated. CFC’s total equity is reduced by the amount of patronage capital retired to its members and by amounts disbursed from board-approved reserves.

Pursuant to CFC’s bylaws, the CFC Board of Directors determines the method, basis, priority and order of retirement of amounts allocated. The current policy of the CFC Board of Directors is to retire 50% of the prior fiscal year’s allocated net earnings following the end of each fiscal year and to hold the remaining 50% for 25 years to fund operations. The amount and timing of future retirements remains subject to annual approval by the CFC Board of Directors, and may be affected by CFC’s financial condition and other factors. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

RTFC

In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. Net losses, if any, do not affect amounts previously allocated as patronage capital or to the reserves.

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

NCSC

In accordance with District of Columbia cooperative law and its bylaws and board policies, NCSC allocates its net earnings to a cooperative educational fund, to a general reserve, if necessary, and to other board-approved reserves. Net earnings are calculated by adjusting net income to exclude the non-cash effects of the accounting for derivative financial instruments. Net losses, if any, do not affect amounts previously allocated to the reserves.

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

EMPLOYEES

We had 232 employees as of May 31, 2015. We believe that our relations with our employees are good.

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

RISK FACTORS

Our business depends on access to external financing.
We depend on access to the capital markets and other sources of financing, such as our revolving credit agreements, investment from our members, private debt issuances through Farmer Mac and funding from the FFB through the Guaranteed Underwriter Program, to fund new loan advances and refinance our long-term and short-term debt and, if necessary, to fulfill our obligations under our guarantee and repurchase agreements. We cannot assure that we will be able to raise capital in the future at all or on terms that are acceptable to us. Market disruptions, downgrades to our long-term debt and/or short-term debt ratings, adverse changes in our business or performance, downturns in the electric industry and other events over which we have no control may deny or limit our access to the capital markets and/or subject us to higher costs for such funding. Our access to other sources of funding also could be limited by the same factors, by adverse changes in the business or performance of our members, by the banks committed to our revolving credit agreements or Farmer Mac, or by changes in federal law or the Guaranteed Underwriter Program.

Our funding needs are determined primarily by scheduled short- and long-term debt maturities and the amount of our loan advances to our borrowers relative to the scheduled payment amortization of loans previously made by us. If we are unable to timely issue debt into the capital markets or obtain funding from other sources, we may not have the funds to meet all of our obligations as they become due.

Fluctuating interest rates could adversely affect our income, margin and cash flow.
We are a cost-based lender that sets our interest rates on loans based on our cost of funding. We set our line of credit interest rate and long-term variable interest rate monthly based on the cost of our underlying funding. We do not match fund the majority of our long-term fixed-rate loans with a specific debt issuance at the time the loans are advanced. Instead, long-term fixed-rate loans are aggregated until the volume reaches a level that will allow an economically efficient issuance of long-term debt to fund long-term fixed-rate loans. As such, we are exposed to interest rate risk on our long-term fixed-rate loans during the period from which we have set a fixed rate on the loan until the time we obtain the long-term funding for the loan. Fixed-rate loans funded with variable-rate debt totaled $1,350 million, or 6%, of both total assets and total assets excluding derivative assets as of May 31, 2015.

A decrease in long-term fixed interest rates provided by other lenders could result in an increase in prepayments on long-term fixed-rate loans scheduled to reprice. Borrowers are able to prepay the long-term fixed-rate loan without a make-whole fee at the time the fixed-rate term expires and the loan reprices. An increase in loan prepayments due to repricings could cause a decrease to earnings for the period of time it takes to use cash from such prepayments to repay maturing debt or make new loan advances. Fixed-rate loans with a fixed-rate term scheduled to reprice during the next 12 months totaled $1,110 million as of May 31, 2015.

Competition from other lenders could impair our financial results.
We compete with other lenders for the portion of the rural utility loan demand for which RUS will not lend and for loans to members that have elected not to borrow from RUS. The primary competition for the non-RUS loan volume is from CoBank, ACB, a federally chartered instrumentality of the United States that is a member of the Farm Credit System. As a government-sponsored enterprise, CoBank, ACB, has the benefit of an implied government guarantee. Competition may limit our ability to raise rates to cover all increases in costs and may negatively impact net income. Raising our interest rates to cover increased costs could cause a reduction in new lending business.

Our elected directors also serve as officers or directors of certain of our individual member cooperatives, which may result in a potential conflict of interest with respect to loans, guarantees and extensions of credit that we may make to or on behalf of such member cooperatives.
In accordance with our charter documents and the purpose for which we were formed, we lend only to our members and associates. CFC’s directors are elected or appointed from our membership, with 10 director positions filled by directors of members, 10 director positions filled by general managers or chief executive officers of members, two positions appointed by NRECA and one at-large position that must, among other things, be a director, financial officer, general manager or chief executive of one of our members. CFC currently has loans outstanding to members that are affiliated with CFC directors and may periodically extend new loans to such members. The relationship of CFC’s directors to our members may give rise to conflicts of interests from time to time. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Review and Approval of Transactions with Related Persons” for a description of our policies with regard to approval of loans to members affiliated with CFC directors.

We are subject to credit risks related to collecting the amounts owed to us on our outstanding loans. Increased credit risk related to our loans or actual losses that exceed our allowance for loan losses could impair our financial results.
Our allowance for loan losses, which is established through a provision charged to expense, represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of credit risk related to industry concentrations; economic conditions; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses and risks inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, if actual losses incurred exceed current estimates of probable losses included in the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Material increases in the allowance for loan losses will result in a decrease in net income and may have a material adverse effect on our financial results.

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
Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently contract with three nationally recognized statistical rating organizations to receive ratings for our secured and unsecured debt and our commercial paper. Our credit ratings are important to our liquidity. In order to access the commercial paper markets at current levels, we believe that we need to maintain our current ratings for commercial paper of P1 from Moody’s Investors Service (“Moody’s”), A-1 from Standard & Poor’s Ratings Services (“S&P”) and F-1 from Fitch Ratings Inc. (“Fitch”). Changes in rating agencies’ rating methodology, actions by governmental entities or others, additional losses from impaired loans and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A significant increase in our interest expense could cause us to sustain losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

A decline in our credit rating could trigger payments under our derivative agreements, which could impair our financial results.
We have certain interest rate swaps that contain credit risk-related contingent features referred to as rating triggers. Under certain rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. If either counterparty terminates the agreement, a net payment may be due from one counterparty to the other based on the fair value, excluding credit risk, of the underlying derivative instrument. These rating triggers are based on our senior unsecured credit ratings by Moody’s and S&P. Based on the fair market value of our interest rate exchange agreements subject to rating triggers, we would have been required to make a payment of up to $221 million as of May 31, 2015, if all agreements for which we owe amounts were terminated as of that date and our senior unsecured ratings fell to or below Baa1 by Moody’s or to or below BBB+ by S&P. In calculating the required payments, we only considered agreements that, when netted for each counterparty pursuant to a master netting agreement, would require a payment upon termination. In the event that we are required to make a payment as a result of a rating trigger, it could have a material adverse impact on our financial results.

Our senior unsecured debt credit ratings by Moody’s, S&P and Fitch were A, A2 and A, respectively, as of May 31, 2015. While the rating triggers on our interest rate exchange agreements are not tied to the rating outlooks by Moody’s, S&P or Fitch, such rating outlooks may provide an indication of possible future movement in the ratings. Moody’s, S&P and Fitch each had our ratings on stable outlook as of May 31, 2015. On July 6, 2015, S&P revised its outlook of CFC to negative.

Our concentration of loans to borrowers within the rural electric industry could impair our revenue if that industry experiences economic difficulties.
Approximately 98% of our total outstanding loan exposure as of May 31, 2015 was to rural electric cooperatives. Factors that have a negative impact on our member rural electric cooperatives’ financial results could also impair their ability to make payments on our loans. If our members’ financial results materially deteriorate, we could be required to increase our allowance for loan losses through provisions for loan loss on our income statement that would reduce reported net income.

Advances in technology may change the way electricity is generated and transmitted prior to the maturity of our loans to rural electric systems.
Advances in technology could reduce demand for generation and transmission services. The development of alternative technologies that produce electricity, including solar cells, wind power and microturbines, has expanded due to environmental concerns and could ultimately provide affordable alternative sources of electricity and permit end users to adopt distributed generation systems that would allow them to generate electricity for their own use. As these and other technologies, including energy conservation measures, are created, developed and improved, the quantity and frequency of electricity usage by rural customers could decline. To the extent that advances in technology and conservation make our electric system members’ power supply, transmission and/or distribution facilities obsolete prior to the maturity of our loans, there could be an adverse impact on the ability of our members to repay such loans. This could lead to an increase in nonperforming or restructured loans and an adverse impact on our results of operations.

Loss of our tax-exempt status could increase our tax liability.
CFC has been recognized by the Internal Revenue Service as an organization for which income is exempt from federal taxation under Section 501(c)(4) of the Internal Revenue Code (other than any net income from an unrelated trade or business). In order to maintain CFC’s tax-exempt status, it must continue to operate exclusively for the promotion of social welfare by operating on a cooperative basis for the benefit of its members by providing them cost-based financial products and services consistent with sound financial management, and no part of CFC’s net earnings may inure to the benefit of any private shareholder or individual other than the allocation or return of net earnings or capital to its members in accordance with CFC’s bylaws and incorporating statute in effect in 1996.

If CFC were to lose its status as a 501(c)(4) organization, we believe that it would be subject to the tax rules generally applicable to cooperatives under Subchapter T of the Internal Revenue Code. As a Subchapter T cooperative, CFC would be allowed to allocate its patronage-sourced income to its members and exclude the amount of such patronage dividends for which qualified written notices of allocation are provided to members and at least 20% of the amount allocated is returned in cash. However, CFC would be taxed as a regular corporation on income in excess of allowed deductions, if any.

Our ability to comply with covenants related to our revolving credit agreements, collateral trust bond and medium-term note indentures and debt agreements could affect our ability to retire patronage capital, may accelerate certain debt obligations and could affect our ability to obtain financing and maintain the current credit rating levels on our debt.
We must maintain compliance with all covenants and conditions related to our revolving credit agreements and debt indentures. We are required to maintain a minimum adjusted TIER for the six most recent fiscal quarters of 1.025, an adjusted leverage ratio of no more than 10-to-1 and we must maintain loans pledged as collateral for various debt issuances at or below 150% of the related secured debt outstanding as a condition to borrowing under our revolving credit agreements. Our revolving credit agreements also state that we must earn a minimum annual adjusted TIER of 1.05 in order to retire patronage capital to members. See “MD&A—Non-GAAP Financial Measures” for additional information on our adjusted measures and a reconciliation to the most comparable GAAP measures.

If we are unable to borrow under the revolving credit agreements, our short-term debt ratings would most likely decline, and our ability to issue commercial paper could become significantly impaired. As a member-owned cooperative, all of our retained equity belongs to our members. As such, a restriction on the retirement of patronage capital in any year would result in a delay in the return of such amounts to the members until we earn an annual TIER of at least 1.05 and our board approves the retirement of the amounts allocated from the year in which retirement was restricted. A patronage capital retirement in any one year reduces the effective cost of borrowing for a member’s loan from CFC. Thus, if CFC does not retire patronage capital to its members, it results in a higher effective interest rate on borrowings from CFC for that year.

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

We are required to pledge eligible distribution system or power supply system loans as collateral equal to at least 100% of the outstanding balance of debt issued under a revolving note purchase agreement with Farmer Mac. We also are required to maintain distribution and power supply loans as collateral on deposit equal to at least 100% of the outstanding balance of debt under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program. Collateral coverage less than 100% for either of these debt programs constitutes an event of default, which if not cured within 30 days, could result in creditors accelerating the repayment of the outstanding debt principal before the stated maturity. This poses a liquidity risk of possibly not having enough cash or committed credit available to repay the debt. In addition, we would be unable to issue new debt securities under the applicable debt agreement, which could impair our ability to fund new loan advances and refinance maturing debt.

Breaches of our information technology systems may damage relationships with our members or subject us to reputational, financial, legal or operational consequences.
Cyber-related attacks pose a risk to the security of our members’ strategic business information and the confidentiality and integrity of our data. Although we employ a number of measures to secure such information and prevent access to our data, including encryption and authentication technologies, monitoring and testing and employee training, security breaches may occur through the actions of third parties, employee error, malfeasance, technology failures or other irregularities. Any such breach or unauthorized access could result in a loss of this information, a delay or inability to provide service of affected products, damage to our reputation, including a loss of confidence in the security of our products and services, and significant legal and financial exposure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. While CFC maintains insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Data security and privacy continue to receive heightened legislative and regulatory focus in the United States. Many states have enacted legislation requiring notification to those affected by a security breach. Our failure to comply with these laws and regulations could result in fines, sanction and litigation. Additionally, new regulation in the areas of data security and privacy may increase our costs and our members’ costs.

Our lending activities are not subject to regulation or regulatory oversight.
Unlike Federal Deposit Insurance Corporation (“FDIC”)-insured banking institutions, our lending activity is not subject to federal regulation. Some federal regulations require FDIC-insured financial institutions to meet certain requirements or refrain from certain activities, such as requirements to maintain certain levels of capital and restrictions on engaging in activities that may cause conflicts of interest or excess risk. These regulations also appoint one or more regulatory agencies to evaluate and oversee compliance with these regulations. Although our policies and practices require us to meet some of these requirements, we are not required by law or regulation to adhere to these requirements, and no external agency ensures compliance with our policies and practices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

CFC owns approximately 141,000 square feet of office, meeting and storage space that serves as its headquarters in Loudoun County, Virginia.

Item 3.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time.

Related to the Innovative Communication Corporation (“ICC”) bankruptcy proceedings, ICC’s former indirect majority shareholder and former chairman, and related parties, have asserted claims against CFC and certain of its officers and directors and other parties in various proceedings and forums. CFC has successfully defended these claims, certain of which are now on appeal.

In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue alleging that RTFC owes tax or other amounts, plus interest, in connection with tax years 1996 and 1997, and 1999 through 2005. RTFC believes that these allegations are without merit and plans to timely contest this determination in the District Court of the Virgin Islands.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

The following table provides a summary of selected financial data for the five-year period ended May 31, 2015. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Item 7. MD&A—Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Five-Year Summary of Selected Financial Data

	Year Ended May 31,					Change
(Dollars in thousands)	2015	2014	2013	2012	2011	2015 vs. 2014	2014 vs. 2013
Statement of operations
Interest income	$952,976	$957,540	$955,753	$960,961	$1,008,911	—	—
Interest expense	(635,684)	(654,655)	(692,025)	(761,778)	(841,080)	(3)	(5)
Net interest income	317,292	302,885	263,728	199,183	167,831	5	15
Provision for loan losses	21,954	(3,498)	70,091	18,108	83,010	(728)	(105)
Fee and other income	36,783	17,762	38,181	17,749	23,646	107	(53)
Derivative gains (losses) (1)	(196,999)	(34,421)	84,843	(236,620)	(30,236)	472	(141)
Results of operations of foreclosed assets(2)	(120,148)	(13,494)	(897)	(67,497)	(15,989)	790	1,404
Operating expenses(3)	(76,530)	(72,566)	(84,182)	(65,337)	(71,447)	5	(14)
Other non-interest expense	(870)	(1,738)	(10,928)	(16,990)	(4,273)	(50)	(84)
Income (loss) before income taxes	(18,518)	194,930	360,836	(151,404)	152,542	(109)	(46)
Income tax (expense) benefit	(409)	(2,004)	(2,749)	2,607	(1,327)	(80)	(27)
Net income (loss)	$(18,927)	$192,926	$358,087	$(148,797)	$151,215	(110) %	(46) %

Adjusted statement of operations
Adjusted interest expense(4)	$(718,590)	$(728,617)	$(748,486)	$(774,624)	$(847,928)	(1) %	(3) %
Adjusted net interest income(4)	234,386	228,923	207,267	186,337	160,983	2	10
Adjusted net income(4)	95,166	153,385	216,783	74,977	174,603	(38)	(29)

Ratios
Fixed-charge coverage ratio/TIER (5)	—	1.29	1.52	—	1.18	—	(23) bps
Adjusted TIER(4)	1.13	1.21	1.29	1.10	1.21	(8)	(8)

	May 31,					Change
	2015	2014	2013	2012	2011	2015 vs. 2014		2014 vs. 2013
Balance sheet
Cash, investments and time deposits	$818,308	$943,892	$908,694	$250,212	$352,216	(13)%		4%
Loans to members(6)	21,469,017	20,476,642	20,305,874	18,919,612	19,330,797	5		1
Allowance for loan losses	(33,690)	(56,429)	(54,325)	(143,326)	(161,177)	(40)		4
Loans to members, net	21,435,327	20,420,213	20,251,549	18,776,286	19,169,620	5		1
Total assets	22,893,130	22,232,743	22,071,651	19,951,335	20,561,622	3		1
Short-term borrowings	3,127,754	4,099,331	4,557,434	3,449,593	3,451,267	(24)		(10)
Long-term debt	16,287,540	14,513,284	13,821,306	13,179,098	13,672,466	12		5
Subordinated deferrable debt	400,000	400,000	400,000	186,440	186,440	—		—
Members’ subordinated certificates	1,505,444	1,612,227	1,766,402	1,739,454	1,813,652	(7)		(9)
Total debt outstanding	21,320,738	20,624,842	20,545,142	18,554,585	19,123,825	3		—
Total liabilities	21,981,344	21,262,369	21,260,390	19,460,580	19,874,313	3		—
Total equity	911,786	970,374	811,261	490,755	687,309	(6)		20
Guarantees(7)	986,500	1,064,822	1,112,771	1,249,330	1,104,988	(7)		(4)

Ratios
Leverage ratio(8)	25.19	23.01	27.58	42.20	30.52	218	bps	(457	) bps
Adjusted leverage ratio(4)	6.58	6.24	6.11	6.46	6.48	34		13
Debt-to-equity ratio(9)	24.11	21.91	26.21	39.65	28.92	220		(430)
Adjusted debt-to-equity ratio(4)	6.26	5.90	5.76	6.01	6.09	36		14
____________________________
— Change is less than 1% or not meaningful.
(1)Consists of derivative cash settlements and derivative forward value amounts. Derivative cash settlement amounts represent net periodic contractual interest accruals related to derivatives not designated for hedge accounting. Derivative forward value amounts represent changes in fair value during the period, excluding net periodic contractual accruals, related to derivatives not designated for hedge accounting and expense amounts reclassified into income related to the cumulative transition loss recorded in accumulated other comprehensive income (“AOCI”) as of June 1, 2001, as a result of adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet.
(2) Includes impairment charges of $111 million, $1 million and $45 million for the years ended May 31, 2015, 2014 and 2012, respectively, related to certain tangible assets, identifiable intangible assets and goodwill of CAH.
(3)Consists of salaries and employee benefits and other general and administrative expenses.
(4) See “Item 7. MD&A—Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(5)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same for the years ended May 31, 2015, 2014, 2013, 2012 and 2011, because we did not have any capitalized interest during these periods. We reported a net loss of $19 million and $149 million for the years ended May 31, 2015 and 2012, respectively; therefore, the TIER for these periods is below 1.00.
(6)Consists of outstanding principal balance of member loans and deferred loan origination costs of $10 million as of May 31, 2015, 2014 and 2013, and deferred loan origination costs of $8 million and $6 million as of May 31, 2012 and 2011, respectively.
(7)Represents the total outstanding guarantee amount as of the end of each period; however, the amount recorded on our consolidated balance sheets for our guarantee obligations is significant less than the outstanding guarantee total. See “Note 12—Guarantees” for additional information.
(8)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(9)Calculated based on total liabilities at period end divided by total equity at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our financial statements include the consolidated accounts of National Rural Utilities Cooperative Finance Corporation (“CFC”), Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets. See “Item 1. Business—Overview” for information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.
Management monitors a variety of key indicators to evaluate our business performance. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics, which we discuss in this MD&A, consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.
The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the drivers of changes from period to period and the key measures used by management to evaluate performance, such as leverage ratios, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“2015 Form 10-K” ) and the information contained elsewhere in this report, including the risk factors discussed under “Part I—Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio below 6.00-to-1.

Financial Performance

Reported Results

We reported a net loss of $19 million and TIER below 1.00 for the fiscal year ended May 31, 2015 (“fiscal year 2015”). In comparison, we reported net income of $193 million and TIER of 1.29 for fiscal year 2014, and net income of $358 million and TIER of 1.52 for fiscal year 2013. Our debt-to-equity ratio increased to 24.11-to-1 as of May 31, 2015 from 21.91-to-1 as of May 31, 2014. Our reported results for fiscal year 2015 reflect the unfavorable impact of significantly higher net derivative losses of $197 million and impairment charges of $111 million related to our foreclosed asset Caribbean Asset Holdings (“CAH”). These items were partially offset by higher net interest income and a release in our allowance for loan losses due to certain changes in assumptions. We provide additional information on the CAH impairment charge below under “Consolidated Results of Operations” and in “Note 4—Foreclosed Assets” and information on the allowance release in “Critical Accounting Policies and Estimates—Allowance for Loan Losses.”

We expect volatility from period to period in our reported GAAP results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we mark to market through earnings.

As previously noted, we therefore use adjusted non-GAAP measures to evaluate our performance and for compliance with our debt covenants.

Adjusted Non-GAAP Results

Our adjusted net income totaled $95 million and our adjusted TIER was 1.13 for fiscal year 2015. In comparison, we reported adjusted net income of $153 million and adjusted TIER of 1.21 for fiscal year 2014, and adjusted net income of $217 million and adjusted TIER of 1.29 for fiscal year 2013. Our adjusted debt-to-equity ratio increased to 6.26-to-1 as of May 31, 2015, from 5.90-to-1 as of May 31, 2014.

Our adjusted net income for fiscal year 2015 reflects the unfavorable impact of the CAH impairment charges of $111 million, which more than offset the improvements in our core operations resulting from strategic actions taken to reduce our funding costs. As a result of these actions, we experienced a reduction in our average debt cost that contributed to an increase in adjusted net interest income. Our adjusted results for fiscal year 2015 also include the favorable impact of higher fee and other non-interest income and the release in the allowance for loan losses.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $21,459 million as of May 31, 2015, an increase of $992 million, or 5%, from May 31, 2014. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,060 million and $95 million, respectively, which was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $96 million and a decrease in RTFC loans of $64 million.

CFC had long-term fixed-rate loans totaling $1,227 million that repriced during fiscal year 2015. Of this total, $994 million repriced to a new long-term fixed rate; $157 million repriced to a long-term variable rate; and $76 million were repaid in full.

Funding Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during fiscal year 2015, our debt outstanding also increased. Total debt outstanding was $21,321 million as of May 31, 2015, an increase of $696 million, or 3%, from May 31, 2014. Significant funding-related developments during the fiscal year are discussed below.

•
During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of the outstanding $387 million of 7.5% member capital securities and offer members the option to invest in a new series of member capital securities that currently have a 5% interest rate. All $387 million of the 7.5% member capital securities had been redeemed as of May 31, 2015. Members had invested $219 million in the new series of member capital securities as of May 31, 2015.

•
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

•	On November 12, 2014, we issued $300 million aggregate principal amount of 2.30% collateral trust bonds due 2019.

•
On November 18, 2014, we closed on a $250 million committed loan facility (“Series H”) from the FFB guaranteed by the United States of America, acting through the RUS as part of the Guaranteed Underwriter Program. Under the Series H facility, we are able to borrow any time before October 15, 2017, with each advance having a final maturity not longer than 20 years from the advance date. This commitment increased the total funding available to us under committed loan facilities from the FFB. We had up to $750 million available to us as part of this program as of May 31, 2015.

•
On December 1, 2014, we redeemed the $400 million, 1.00% collateral trust bonds due February 2, 2015. The redemption was effected for liability management purposes. The principal and accrued interest at the December 1, 2014 redemption date were paid with a combination of cash on hand and other sources of liquidity, including issuance of long-term debt.

•
On January 8, 2015, the commitment amount under the revolving note purchase agreement with Farmer Mac was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020.

•
On January 27, 2015, we issued $400 million aggregate principal amount of 2.00% collateral trust bonds due 2020 and $500 million of aggregate principal amount of 2.85% collateral trust bonds due 2025. We used these funds primarily to reduce our outstanding dealer commercial paper by $989 million to $985 million as of May 31, 2015, from $1,974 million as of May 31, 2014.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments by $1,044 million over the next 12 months. We anticipate a continued increase in earnings from our core lending operations over the next 12 months based on our expectation of an increase in long-term loans outstanding.

We had $1,939 million of long-term debt scheduled to mature over the next 12 months as of May 31, 2015. We believe that we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. We had $734 million in cash and time deposits, up to $750 million available under committed loan facilities from the FFB, $3,419 million available under committed revolving lines of credit with a syndicate of banks and, subject to market conditions, up to $2,589 million available under a revolving note purchase agreement with Farmer Mac as of May 31, 2015. On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac for an additional $300 million. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,143 million as of May 31, 2015, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund and select notes. We also believe we can continue to roll over our dealer commercial paper of $985 million as of May 31, 2015. We intend to manage our short-term wholesale funding risk by maintaining our dealer commercial paper within an approximate range between $1,000 million and $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

On June 26, 2015, CFC and CAH executed a non-binding letter of intent (“LOI”) to sell the telecommunications and cable television operations held by operating subsidiaries of CAH as foreclosed assets. The potential transaction is subject to, among other things, further due diligence, the negotiation and agreement on terms of a definitive and binding purchase and sale agreement, and customary closing conditions, including applicable regulatory approvals. Our current expectation is that we will complete the sale of CAH during fiscal year 2016.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the increase in outstanding loan balances during the fiscal year 2015 and the expected further increase during fiscal 2016, we anticipate additional borrowings to support our loan growth. As a result, our adjusted debt-to-equity ratio will likely continue to be higher than 6.00-to-1 in the near term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies.”

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Item 1A. Risk Factors” for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Our allowance for loan losses, which totaled $34 million and $56 million as of May 31, 2015 and 2014, respectively, includes a collective allowance for all loans in our portfolio that are not individually impaired and a specific allowance for individually impaired loans.

Collective Allowance

As part of our credit risk management process, we regularly evaluate each borrower and loan in our loan portfolio and assign an internal risk rating. The collective loss reserve is calculated using an internal model to estimate incurred losses for segments within our loan portfolio that have similar risk categories. Our loan segments, which are based on member borrower type, are stratified further into loan pools based on the borrower risk rating. We then apply loss factors to the outstanding principal balance of each of these loan pools. The loss factors reflect the probability of default, or default rate, and the loss severity, or recovery rate, over an estimated loss emergence period of five years for each loan pool. We utilize third-party industry default data to estimate default rates. We utilize our historical loss experience for each borrower type, adjusted for management’s judgment, to estimate recovery rates. Management may also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specific, known events, such as current credit conditions, that may affect the credit quality of our loan portfolio but are not yet reflected in our model-generated loss factors. We determine the collective allowance by applying the default rate and recovery rate to each loan pool.

Specific Allowance

The specific allowance for individually impaired loans that are not collateral dependent is calculated based on the difference between the recorded investment in the loan and the present value of the expected future cash flows, discounted at the loan’s effective interest rate. If the loan is collateral dependent, we measure the impairment based on the current fair value of the collateral less estimated selling costs.

Key Assumptions

Determining the appropriateness of the allowance for loan losses is a complex process subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity and are difficult to predict. The key assumptions in determining our collective allowance that require significant management judgment and may have a material impact on the amount of the allowance include our evaluation of the risk profile of various loan portfolio segments and the internally assigned borrower risk ratings; the estimated loss emergence period; the selection of third-party proxy data to determine the probability of default; our historical loss experience and assumptions regarding recovery rates; and management’s judgment in the selection and evaluation of qualitative factors to assess the overall current level of exposure within our loan portfolio. The key assumptions in determining our specific allowance that require significant management judgment and may have a material impact on the amount of the allowance include estimating the amount and timing of expected cash flows from impaired loans and estimating the value of underlying collateral, which impacts loss severity and certain cash flow assumptions. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions.

We regularly evaluate the underlying assumptions we use in determining the allowance for loan losses and periodically update our assumptions to better reflect present conditions, including current trends in borrower risk and/or general economic trends, portfolio concentration risk, changes in risk management practices, changes in the regulatory environment and other environmental factors specific to our loan portfolio segments. In the fourth quarter of fiscal year 2015, we adjusted the recovery rate assumptions used in determining the collective allowance for loan losses for certain portfolio segments to reflect our most recent historical loss experience and made adjustments to selected qualitative factors that we consider in estimating losses. These adjustments resulted in an $18 million reduction in the allowance for loan losses as of May 31, 2015. Of the $18 million reduction, $13 million was attributable to the changes in the recovery rate assumptions for certain portfolio segments, and the remaining $5 million was attributable to our qualitative factor reassessment.

Sensitivity Analysis

As noted above, our allowance for credit losses is sensitive to numerous factors, depending on the portfolio segment. Changes in our assumptions or economic conditions could affect our estimate of probable credit losses inherent in the portfolio at the balance sheet date, which would also impact the related provision for loan losses recognized in our consolidated results of operations. For example, changes in the inputs below, without consideration of any offsetting or correlated effects of other inputs, would have the following effects on our total allowance of loan losses as of May 31, 2015.

•	A 10% increase or decrease in the default rates for all of our portfolio segments would result in a corresponding decrease or increase of $3 million.

•	A 1% increase or decrease in the recovery rates for all of our portfolio segments would result in a corresponding decrease or increase of $3 million.

•
A one-notch downgrade in the internal risk ratings for our entire loan portfolio would result in an increase of approximately $38 million, while a one-notch upgrade would result in a decrease of approximately $18 million.

The purpose of these sensitivity analyses is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled loss estimates. It is difficult to estimate how potential changes in a specific factor might affect the total allowance for loan losses because management evaluates a variety of factors and inputs in estimating the allowance for loan losses.

We provide additional information on the methodology for determining the allowance for loan losses in “Note 1—Summary of Significant Accounting Policies” and changes in our allowance for loan losses in “Note 3—Loans and Commitments.”

Fair Value

Financial Instruments

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized below:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities
Level 3: Unobservable inputs

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted prices in active markets or observable market parameters. When quoted prices and observable data in active markets are not fully available, management’s judgment is necessary to estimate fair value. Changes in market conditions, such as reduced liquidity in the capital markets or changes in secondary market activities, may reduce the availability and reliability of quoted prices or observable data used to determine fair value.

Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.

Financial instruments recorded at fair value on a recurring basis, primarily investment securities, deferred compensation investments and derivatives, represented 1% of our total assets as of May 31, 2015 and 2014, and 2% of total liabilities as of both May 31, 2015 and 2014. The fair value of these financial instruments was determined using either Level 1 or 2 inputs. We did not have any financial instruments recorded at fair value on a recurring basis for which the fair value was determined using Level 3 inputs as of May 31, 2015 and 2014.

We discuss the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value, in corroborating these inputs, in “Note 13—Fair Value Measurement” and “Note 14—Fair Value of Financial Instruments.”

Fair Value of Foreclosed Assets

We measure foreclosed assets at fair value on a nonrecurring basis and carry these assets at the lower of cost or fair value less estimated costs to sell. Our foreclosed assets totaled $117 million as of May 31, 2015, down from $246 million as of May 31, 2014. We controlled and held foreclosed assets in only one entity, CAH, as of May 31, 2015. We dissolved DRP, the other entity in which we held foreclosed assets, during the fourth quarter of fiscal year 2015.

We historically have estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method). In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on developments during the period, business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry. Management utilized what it considered to be the most appropriate inputs and assumptions, based upon available market data and/or projections of future cash flows, to estimate fair value. Significant management judgment was necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our estimate of fair value were based on the best available market information and are consistent with internal forecasts and operating plans.

As a result of certain events and developments during fiscal year 2015, we recognized impairment charges related to CAH totaling $111 million, of which $27 million was recorded in the second quarter and $84 million was recorded in the fourth quarter. The impairment charge of $27 million in the second quarter of fiscal year 2015 was attributable to CAH experiencing less than expected revenue growth resulting from lower than anticipated new subscriber growth and customer migration rates to its new network and Internet services and was estimated using the aforementioned methods and assumptions. As indicated above in “Executive Summary,” on June 26, 2015, CFC and CAH executed a non-binding LOI to sell the telecommunications and cable television operations held by operating subsidiaries of CAH as foreclosed assets. The terms of the LOI, which assume a debt-free, cash-free transaction, together with our estimated costs to sell, resulted in an additional impairment charge of $84 million in the fourth quarter of fiscal year 2015, which reduced our carrying value of CAH to $117 million as of May 31, 2015. We provide additional information on the CAH impairment charges below under “Consolidated Results of Operations—Non-Interest Income” and in “Note 4—Foreclosed Assets.”

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in fiscal year 2015, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations between fiscal years 2015 and 2014 and between fiscal years 2014 and 2013. Following this section, we provide a comparative analysis of our consolidated balance sheets as of May 31, 2015 and 2014. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 1 presents our average balance sheets for fiscal years 2015, 2014 and 2013, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 1 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 1: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Year Ended May 31,
(Dollars in thousands)	2015			2014			2013
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans	$18,990,768	$886,545	4.67%	$18,377,834	$887,010	4.83%	$17,223,370	$874,287	5.08%
Long-term variable-rate loans	702,397	20,184	2.87	737,186	20,388	2.77	721,747	21,684	3.00
Line of credit loans	1,119,647	26,411	2.36	1,278,549	31,376	2.45	1,245,635	32,378	2.60
Restructured loans	7,560	15	0.20	10,819	136	1.26	157,059	13,956	8.89
Nonperforming loans	1,572	—	—	7,952	236	2.97	48,653	—	—
Interest-based fee income(1)	—	11,888	—	—	11,314	—	—	7,123	—
Total loans	20,821,944	945,043	4.54	20,412,340	950,460	4.66	19,396,464	949,428	4.89
Cash, investments and time deposits	806,942	7,933	0.98	953,589	7,080	0.74	732,045	6,325	0.86
Total interest-earning assets	$21,628,886	$952,976	4.41%	$21,365,929	$957,540	4.48%	$20,128,509	$955,753	4.75%
Other assets, less allowance for loan losses	944,746			1,225,389			991,812
Total assets	$22,573,632			$22,591,318			$21,120,321

Liabilities:
Short-term debt	$3,586,509	$5,654	0.16%	$4,282,107	$5,899	0.14%	$3,739,450	$6,888	0.18%
Medium-term notes	2,926,721	69,359	2.37	2,804,289	82,978	2.96	2,623,428	95,495	3.64
Collateral trust bonds	6,288,187	308,474	4.91	5,898,955	300,014	5.09	6,202,374	327,978	5.29
Subordinated deferrable debt	400,000	19,000	4.75	395,661	19,000	4.80	216,669	12,922	5.96
Subordinated certificates	1,488,059	63,604	4.27	1,663,847	79,328	4.77	1,716,065	81,920	4.77
Long-term notes payable	5,988,964	151,206	2.52	5,502,370	150,956	2.74	4,912,791	150,553	3.06
Debt issuance costs(2)	—	7,544	—	—	7,447	—	—	7,582	—
Interest-based fee expense(3)	—	10,843	—	—	9,033	—	—	8,687	—
Total interest-bearing liabilities	$20,678,440	$635,684	3.07%	$20,547,229	$654,655	3.19%	$19,410,777	$692,025	3.57%
Other liabilities	954,638			1,101,475			1,147,076
Total liabilities	21,633,078			21,648,704			20,557,853
Total equity	940,554			942,614			562,468
Total liabilities and equity	$22,573,632			$22,591,318			$21,120,321

Net interest spread(4)			1.34%			1.29%			1.18%
Impact of non-interest bearing funding			0.13			0.13			0.13
Net interest income/net interest yield(5)		$317,292	1.47%		$302,885	1.42%		$263,728	1.31%

Adjusted net interest income/adjusted net interest yield:
Interest income		$952,976	4.41%		$957,540	4.48%		$955,753	4.75%
Interest expense		635,684	3.07		654,655	3.19		692,025	3.57
Add: Net derivative cash settlement cost(6)		82,906	0.94		73,962	0.88		56,461	0.62
Adjusted interest expense/adjusted average cost(7)		$718,590	3.48%		$728,617	3.55%		$748,486	3.86%

Adjusted net interest spread(4)			0.93%			0.93%			0.89%
Impact of non-interest bearing funding			0.15			0.14			0.14
Adjusted net interest income/adjusted net interest yield(8)		$234,386	1.08%		$228,923	1.07%		$207,267	1.03%

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
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average benefit/cost associated with derivatives is calculated based on the net periodic cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $8,811 million, $8,381 million and $9,148 million for fiscal years 2015, 2014 and 2013, respectively.
(7)Adjusted average cost is calculated based on adjusted interest expense for the period divided by average interest-bearing funding during the period.
(8)Adjusted net interest yield is calculated based on adjusted net interest income for the period divided by average interest-earning assets for the period.

Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 2: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	2015 vs. 2014			2014 vs. 2013
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$(465)	$29,583	$(30,048)	$12,723	$58,602	$(45,879)
Long-term variable-rate loans	(204)	(962)	758	(1,296)	464	(1,760)
Line of credit loans	(4,965)	(3,900)	(1,065)	(1,002)	856	(1,858)
Restructured loans	(121)	(41)	(80)	(13,820)	(12,995)	(825)
Nonperforming loans	(236)	(189)	(47)	236	—	236
Fee income	574	—	574	4,191	—	4,191
Total loans	(5,417)	24,491	(29,908)	1,032	46,927	(45,895)
Cash, investments and time deposits	853	(1,089)	1,942	755	1,914	(1,159)
Interest income	(4,564)	23,402	(27,966)	1,787	48,841	(47,054)

Interest expense:
Short-term debt	(245)	(958)	713	(989)	1,000	(1,989)
Medium-term notes	(13,619)	3,623	(17,242)	(12,517)	6,584	(19,101)
Collateral trust bonds	8,460	19,796	(11,336)	(27,964)	(16,045)	(11,919)
Subordinated deferrable debt	—	208	(208)	6,078	10,675	(4,597)
Subordinated certificates	(15,724)	(8,381)	(7,343)	(2,592)	(2,493)	(99)
Long-term notes payable	250	13,350	(13,100)	403	18,068	(17,665)
Debt issuance costs	97	—	97	(135)	—	(135)
Fee expense	1,810	—	1,810	346	—	346
Interest expense	(18,971)	27,638	(46,609)	(37,370)	17,789	(55,159)
Net interest income	$14,407	$(4,236)	$18,643	$39,157	$31,052	$8,105

Adjusted net interest income:
Interest income	$(4,564)	$23,402	$(27,966)	$1,787	$48,841	$(47,054)
Interest expense	(18,971)	27,638	(46,609)	(37,370)	17,789	(55,159)
Derivative cash settlements(2)	8,944	3,797	5,147	17,501	(4,737)	22,238
Adjusted interest expense(3)	(10,027)	31,435	(41,462)	(19,869)	13,052	(32,921)
Adjusted net interest income	$5,463	$(8,033)	$13,496	$21,656	$35,789	$(14,133)
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

Net interest income of $317 million in fiscal year 2015 increased by $14 million, or 5%, from fiscal 2014, driven by an increase in the net interest yield of 4% (5 basis points) to 1.47%, coupled with a 1% increase in average interest-earning assets.

•
Net Interest Yield: The increase in the net interest yield in fiscal year 2015 was largely attributable to a reduction in our average cost of funds, which more than offset a decrease in the average yield on interest-earning assets. The reduction in our average cost of funds of 12 basis points in fiscal year 2015 to 3.07%, was primarily attributable to the call and redemption of $387 million of 7.5% member capital securities since December 2013, a portion of which we replaced with lower rate member capital securities and the remainder of which we replaced with lower-cost debt. Our average cost of funds also reflected the benefit from the replacement of higher-cost debt that matured during 2014, primarily medium-term notes, collateral trust bonds and long-term notes payable, with lower-cost debt as a result of the continued low interest rate environment. The decrease in the average yield on interest-earning assets of 7 basis points in fiscal year 2015 to 4.41% was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher-rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a spread to cover our cost of operations and provision for loan losses and to provide earnings sufficient to achieve interest coverage to meet financial objectives. As benchmark treasury rates remained low and our credit spread tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. We therefore lowered the long-term fixed rates on our new loans.

•
Average Interest-Earning Assets: Average interest-earning assets increased modestly during fiscal year 2015, reflecting loan advances that exceeded loan payments as members refinanced with us loans issued by other lenders and obtained advances to fund capital investments.

Net interest income of $303 million in fiscal 2014 increased by $39 million, or 15%, from fiscal year 2013, driven by an increase in the net interest yield of 8% (11 basis points) to 1.42%, coupled with a 6% increase in average interest-earning assets.

•
Net Interest Yield: The increase in the net interest yield in fiscal year 2014 was also primarily attributable to a reduction in our cost of funds from the refinancing of maturing higher-cost debt with lower-cost debt, which more than offset a decrease in the average yield on interest-earning assets.

•
Average Interest-Earning Assets: The increase in average interest-earning assets was primarily due to a large amount of fixed-rate loan advances to CFC and NCSC borrowers to refinance debt from other lenders, to fund capital improvements and for other purposes.

Adjusted net interest income of $234 million in fiscal year 2015 increased by $5 million, or 2%, from the prior year, driven by an increase in the adjusted net interest yield of 1% (1 basis point) to 1.08%, coupled with the 1% increase in average interest-earning assets. Adjusted net interest income of $229 million in fiscal year 2014 increased by $22 million, or 10%, from the prior year, driven by an increase in the adjusted net interest yield of 4% (4 basis points) to 1.07% and a 6% increase in average interest-earning assets.

Our adjusted net interest income and adjusted net interest yield include the impact of net periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $83 million, $74 million and $56 million in fiscal years 2015, 2014 and 2013, respectively. The increases in the adjusted net interest yield in fiscal years 2015 and 2014 reflected the benefit from the strategic actions taken to reduce our cost of funding, which more than offset a decrease in the average yield on our interest-earning assets. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary to cover probable loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a negative provision of $22 million in fiscal year 2015, compared with a provision of $3 million in fiscal year 2014 and a negative provision of $70 million in fiscal year 2013. The negative provision recorded in fiscal year 2015 was attributable to a reduction in our allowance for loan losses to $34 million as of May 31, 2015, from $56 million as of May 31, 2014, which resulted from changes in certain assumptions that were made in the fourth quarter of 2015 in determining the allowance. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses” for a discussion of these changes in assumptions. The negative provision recorded in fiscal year 2013 also was attributable to a reduction in the allowance due to changes in assumptions in determining the allowance for loan losses.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses,” “Note 1—Summary of Significant Accounting Policies” and “Note 3—Loans and Commitments” of this report.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded losses from non-interest income of $280 million and $30 million in fiscal years 2015 and 2014, respectively. In comparison, we recorded non-interest income of $122 million in fiscal year 2013. The variances in non-interest income between periods were primarily attributable to changes in the fair value of derivatives and the operations of CAH, including impairment charges. Prepayment fees received due to early loan repayments also contribute to variances in non-interest income between periods.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, yield curves and implied interest rate volatility and the composition and balance of instrument types in our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of May 31, 2015 and 2014.

We recorded derivative losses of $197 million and $34 million in fiscal years 2015 and 2014, respectively, and derivative gains of $85 million in fiscal year 2013. Table 3 presents the components of derivative gains (losses) recorded in our consolidated results of operations for fiscal years 2015, 2014 and 2013. The derivative gains (losses) relate to interest rate swap agreements. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 3: Derivative Gains (Losses)

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Derivative gains (losses) attributable to:
Derivative cash settlements	$(82,906)	$(73,962)	$(56,461)
Derivative forward value	(114,093)	39,541	141,304
Derivative gains (losses)	$(196,999)	$(34,421)	$84,843

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. The composition of our pay-fixed and receive-fixed swaps varies across the swap yield curve. As a result, the overall fair value gains and losses of our derivatives also are sensitive to flattening and steepening of the swap yield curve. See “Note 14—Fair Value of Financial Instruments” for information on how we estimate the fair value of our derivative instruments.

Table 4 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during fiscal years 2015, 2014 and 2013. As indicated in Table 4, our derivative portfolio currently comprises a higher proportion of pay-fixed swaps than receive-fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 4: Derivative Average Notional Balances and Average Interest Rates

	Year Ended May 31,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,583,647	3.25%	0.25%	$5,310,019	3.36%	0.24%
Receive-fixed swaps	3,227,288	0.83	3.45	3,070,679	0.94	3.95
Total	$8,810,935	2.36%	1.43%	$8,380,698	2.47%	1.60%

The net derivative losses of $197 million in fiscal year 2015 were primarily attributable to the flattening of the swap yield curve during the period as the overall level of interest rates on the longer end of the yield curve declined while short-term interest rates rose. The decline in longer term rates resulted in a net decrease in the fair value of our pay-fixed swaps and the increase in shorter-term rates resulted in an overall decrease in the fair value of our receive-fixed swaps, which together resulted in the net derivative losses during the year.

The net derivative losses of $34 million in fiscal year 2014 were largely attributable to a decrease in swap interest rates on the longer end of the yield curve, which resulted in a net decrease in the fair value of our pay-fixed swaps. The derivative gains of $85 million in fiscal year 2013 were primarily due to an increase in longer-term swap interest rates, which resulted in increases in the fair value of our pay-fixed swaps.

See “Note 9—Derivative Financial Instruments” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

The financial operating results of CAH and DRP, entities controlled by CFC that hold foreclosed assets, are reported in our consolidated statements of operations under results of operations of foreclosed assets.

We recorded total losses from the results of operations of foreclosed assets of $120 million, $13 million and $1 million in fiscal years 2015, 2014 and 2013, respectively. The significant increase in losses during fiscal year 2015, from the prior year was due to impairment charges of $107 million related to CAH.

CAH

CAH had net losses from results of operations of $120 million and $12 million in fiscal years 2015 and 2014, respectively, compared with net income of $1 million in fiscal year 2013.

As a result of certain events and developments during fiscal year 2015, the estimated CAH fair value was reduced below the carrying value, resulting in the recognition of an impairment charge of $111 million, of which $27 million was recorded in the second quarter and $80 million was recorded in the fourth quarter, which, together with CAH’s operating losses, resulted in a reduction in CAH’s carrying value to $117 million as of May 31, 2015, from $239 million as of May 31, 2014.

When we acquired CAH through foreclosure and bankruptcy in 2010 and 2011, our intent was to make the necessary investments to allow CAH to upgrade its infrastructure and technology and increase its customer base in order to position the company for sale. By the middle of fiscal year 2015, the program to update CAH’s network infrastructure was substantially completed, enabling the company to market enhanced services and transition existing customers to the new infrastructure. However, CAH experienced less than expected subscriber growth and lower than anticipated customer migration rates to its new network and Internet services, resulting in a revision to its forecasted revenues. In addition, the economic recovery in the service area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry. Based on our assessment, we recognized impairment on certain tangible assets, identifiable intangible assets and goodwill of $27 million during the second quarter of fiscal year 2015.

During the third quarter of fiscal year 2015, following the completion of CAH’s infrastructure upgrade, we engaged in a formal process to initiate the sale of CAH. We retained a third-party consulting firm to manage the process, including identifying potential buyers and assisting with performing due diligence on the interested parties. CAH received non-binding indicators of interest (“IOI”) from multiple parties, including both strategic and financial buyers, for all or certain of CAH’s businesses. The interested parties were requested to include an approximate offering price range and information about the availability of funds and sources of financing for the transaction in their IOI. Our carrying value of CAH as of February 28, 2015 fell within the range of the initial offering prices. Therefore, we concluded that there were no indicators of impairment of CAH as of the end of the third quarter. As the prospective purchasers performed further due diligence, the pool of potential buyers was narrowed, and, as indicated above in “Executive Summary,” on June 26, 2015, CFC and CAH executed a non-binding letter of intent (“LOI”) to dispose of the telecommunications and cable television operations held by operating subsidiaries of CAH. The terms of the LOI, which assume a debt-free, cash-free transaction, together with our estimated costs to sell, resulted in an additional impairment charge of $84 million in the fourth quarter of fiscal year 2015, which reduced our carrying value of CAH to $117 million as of May 31, 2015. The costs to sell include estimated legal and other transaction-related costs of approximately $3 million.

We provide additional information on CAH in “Note 4—Foreclosed Assets.”

DRP

We dissolved DRP during fiscal year 2015, following the sale of DRP’s remaining assets of an interest in bond reimbursement receivables and real estate properties totaling $7 million as of May 31, 2014. We recognized a minimal loss on the sale as the proceeds received approximated our carrying value of $7 million.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

We recorded non-interest expense of $77 million, $74 million and $95 million in fiscal years 2015, 2014 and 2013, respectively. The increase in non-interest expense of $3 million in fiscal year 2015, from the prior year was due to modest increases in salaries and employee benefits and other general and administrative expenses. The decrease in non-interest expense of $21 million in fiscal year 2014, from the prior year was due to a $14 million decrease in salaries and employee benefit expenses, reflecting the absence of a voluntary contribution of $13 million to our multi-employer pension plan sponsored by NRECA in fiscal year 2013, and a $9 million decrease in losses on early extinguishment of debt.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents 100% of the results of operations of RTFC and NCSC, as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

We recorded net income attributable to noncontrolling interests of less than $1 million, and approximatively $3 million and $4 million in fiscal years 2015, 2014 and 2013, respectively. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $22,893 million as of May 31, 2015 increased by $660 million, or 3%, from May 31, 2014, primarily due to growth in our loan portfolio. Total liabilities of $21,981 million as of May 31, 2015 increased by $719 million, or 3%, from May 31, 2014, primarily due to an increase in debt to fund the growth in our loan portfolio. Total equity decreased $59 million to $912 million as of May 31, 2015. The decrease in total equity was primarily attributable to our net loss of $19 million in fiscal year 2015 and CFC’s Board of Directors July 2014 authorization of patronage capital retirement of $40 million.
Following is a discussion of changes in the major components of our assets and liabilities during in fiscal year 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers, and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers may choose a fixed or variable interest rate for periods of between one to 35 years. When a selected fixed interest rate term expires, the borrower may select another fixed-rate term or the variable rate.

Table 5 summarizes loans outstanding by type and by member class for the five-year period ended May 31, 2015.

Table 5: Loans Outstanding by Type and Member Class

	May 31,
(Dollars in millions)	2015		2014		2013		2012		2011
Loans by type: (1)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Long-term loans:
Long-term fixed-rate loans	$19,543	91%	$18,176	88%	$17,918	88%	$16,743	89%	$16,405	85%
Long-term variable-rate loans	698	3	754	4	782	4	765	4	1,278	7
Loans guaranteed by RUS	179	1	202	1	211	1	219	1	227	1
Total long-term loans	20,421	95	19,132	93	18,911	93	17,727	94	17,910	93
Line of credit loans	1,038	5	1,335	7	1,385	7	1,185	6	1,415	7
Total loans outstanding	$21,459	100%	$20,467	100%	$20,296	100%	$18,912	100%	$19,325	100%

Loans by member class:(1)
CFC:
Distribution	$16,095	75%	$15,035	74%	$14,941	74%	$14,075	74%	$13,760	71%
Power supply	4,181	20	4,086	20	4,008	20	3,597	19	4,092	21
Statewide and associate	65	—	68	—	71	—	74	1	90	1
CFC total	20,342	95	19,189	94	19,020	94	17,746	94	17,942	93
RTFC	386	2	450	2	503	2	572	3	859	4
NCSC	732	3	828	4	773	4	594	3	524	3
Total loans outstanding	$21,459	100%	$20,467	100%	$20,296	100%	$18,912	100%	$19,325	100%
____________________________
(1) Includes loans classified as restructured and nonperforming. Excludes deferred loan origination costs of $10 million as of May 31, 2015, 2014 and 2013, and deferred loan origination costs of $8 million and $6 million as of May 31, 2012 and 2011, respectively.

Loans outstanding increased $992 million, or 5%, in fiscal year 2015 to $21,459 million as of May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,060 million and $95 million, respectively, which was attributable to members refinancing with us loans issued by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $96 million and a decrease in RTFC loans of $64 million. We provide additional information on loans in “Note 3—Loans and Commitments.” See also “Liquidity Risk” for information on unencumbered loans.

Table 6 displays our historical retention rate for long-term fixed-rate loans that repriced during the past three years. The retention rate is calculated based on the election made by the borrower at the repricing date.

Table 6: Historical Repricing Retention

	May 31,
	2015		2014		2013
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Loans retained:
Select new long-term fixed rate	$991,279	81%	$983,754	84%	$1,449,569	82%
Select long-term variable rate	154,946	13	68,780	6	172,912	10
Loans sold(1)	3,904	—	21,464	2	27,300	2
Total loans retained	1,150,129	94	1,073,998	92	1,649,781	94
Total loans repaid	76,380	6	90,030	8	96,594	6
Total loans repriced	$1,226,509	100%	$1,164,028	100%	$1,746,375	100%
____________________________
(1) Includes loans that repriced to a new rate offered as part of our loan sales program and were sold with servicing retained by CFC.

Debt

Table 7 displays the composition of our debt outstanding and weighted average interest rate by debt product type, interest rate type and original contractual maturity as of May 31, 2015, 2014 and 2013.

Table 7: Total Debt Outstanding and Weighted-Average Interest Rates

	May 31,
	2015		2014		2013
(Dollars in thousands)	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate	Outstanding Amount	Weighted- Average Interest Rate
Debt product type:
Commercial paper sold through dealers, net of discounts	$984,954	0.15%	$1,973,557	0.14%	$2,009,884	0.16%
Commercial paper sold directly to members, at par	736,162	0.15	858,389	0.13	851,439	0.15
Select notes	671,635	0.29	548,610	0.27	358,390	0.34
Daily liquidity fund notes	509,131	0.08	486,501	0.06	680,419	0.10
Bank bid notes	—	—	20,000	0.60	150,000	0.53
Collateral trust bonds	6,781,510	4.48	5,980,214	4.65	5,962,681	5.13
Guaranteed Underwriter Program notes payable	4,406,785	3.14	4,299,000	3.15	3,674,000	3.20
Farmer Mac notes payable	1,910,688	0.77	1,667,505	1.15	1,542,474	1.42
Medium-term notes	3,367,358	2.29	2,726,303	2.43	3,091,512	2.74
Other notes payable(3)	47,071	3.67	52,535	3.73	57,941	3.78
Subordinated deferrable debt	400,000	4.75	400,000	4.75	400,000	4.75
Members’ subordinated certificates	645,035	4.89	644,944	4.90	644,757	4.90
Loan and guarantee certificates	640,889	2.94	699,724	3.01	733,895	3.29
Member capital securities	219,520	5.00	267,560	6.12	387,750	7.49
Total debt outstanding	$21,320,738	2.93	$20,624,842	2.91	$20,545,142	3.13

Interest rate type:
Fixed-rate debt(1)	81%		79%		77%
Variable-rate debt(2)	19		21		23
Total	100%		100%		100%

Original contractual maturity:
Long-term debt	86%		81%		80%
Short-term debt	14		19		20
Total	100%		100%		100%
____________________________
(1) Includes variable-rate debt that has been swapped to a fixed rate net of any fixed-rate debt that has been swapped to a variable rate.
(2) Includes fixed-rate debt that has been swapped to a variable rate net of any variable-rate debt that has been swapped to a fixed rate. Also includes commercial paper notes, which generally have maturities of less than 90 days. The interest rate on commercial paper notes does not change once the note has been issued; however, the rates on new commercial paper notes change daily.
(3) Other notes payable included unsecured and secured Clean Renewable Energy Bonds as of May 31, 2015. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.

Total debt outstanding increased $696 million, or 3%, in fiscal year 2015 to $21,321 million as of May 31, 2015. The increase was attributable to the issuance of $1,200 million aggregate principal amount of collateral trust bonds and a net increase of $641 million in medium-term notes, which was partially offset by the redemption of $400 million aggregate principal amount of collateral trust bonds coupled with a $989 million reduction in our dealer commercial paper. We decreased dealer commercial paper as part of our strategy to reduce our short-term wholesale funding risk. We discuss other significant funding-related developments during fiscal year 2015 above in “Executive Summary.”

Table 8 provides additional information regarding our outstanding debt instruments and revolving credit agreements as of May 31, 2015.

Table 8: Debt Instruments and Revolving Credit Agreements

Debt Product Type	Maturity Range	Market	Secured/Unsecured
Commercial paper	1 to 270 days	Capital markets, members and affiliates	Unsecured
Select notes	30 to 270 days	Members and affiliates	Unsecured
Daily liquidity fund notes	Demand note	Members and affiliates	Unsecured
Revolving credit agreements	3 to 5 years	Bank institutions	Unsecured
Collateral trust bonds	Up to 30 years	Capital markets	Secured (1)
FFB notes payable	Up to 20 years	Government	Unsecured (2)
Farmer Mac notes payable	Up to 16 years	Private placement	Secured (3)
Medium-term notes	9 months to 30 years	Capital markets, members and affiliates	Unsecured
Other notes payable	Up to 30 years	Private placement	Both
Subordinated deferrable debt	Up to 30 years (4)	Capital markets	Unsecured (5)
Members’ subordinated certificates	Up to 100 years (6)	Members	Unsecured (7)
____________________________
(1) Secured by the pledge of permitted investments and eligible mortgage notes from distribution system borrowers in an amount at least equal to the outstanding principal amount of collateral trust bonds.
(2) Represents notes payable issued to the FFB with a guarantee of repayment by RUS under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program. We are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt.
(3) We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under note purchase agreements with Farmer Mac.
(4) We have the right at any time and from time to time during the term of the subordinated deferrable debt to suspend interest payments for a period not exceeding 20 consecutive quarters. We have the right to call the subordinated deferrable debt at par any time after 10 years. To date, we have not exercised our option to suspend interest payments.
(5) Subordinated deferrable debt is subordinate and junior to senior debt and debt obligations we guarantee, but senior to subordinated certificates.
(6) Members’ subordinated certificates generally mature 100 years subsequent to issuance. Loan and guarantee subordinated certificates have the same maturity as the related long-term loan. Some certificates also may amortize annually based on the outstanding loan balance. Member capital securities generally mature 30 years or 35 years subsequent to issuance. Member capital securities are callable at par beginning five or ten years subsequent to the date of issuance and anytime thereafter.
(7) Members’ subordinated certificates are subordinate and junior to senior debt, subordinated debt and debt obligations we guarantee.

Table 9 provides information on our short-term borrowings in fiscal years 2015, 2014 and 2013.

Table 9: Short-Term Borrowings

	May 31, 2015
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper	$1,721,116	0.15%	19 days	$3,184,166	$2,493,040
Select notes	671,635	0.29	41 days	671,635	587,971
Daily liquidity fund notes	509,131	0.08	1 day	588,872	505,060
Bank bid notes	—	—	—	—	438
Medium-term notes sold to dealers	—	—	—	—	—
Medium-term notes sold to members	225,872	0.65	160 days	229,160	216,335
Total short-term borrowings	$3,127,754	0.20	31 days		$3,802,844

	May 31, 2014
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper	$2,831,946	0.14%	17 days	$3,723,948	$3,083,849
Select notes	548,610	0.27	41 days	605,536	485,839
Daily liquidity fund notes	486,501	0.06	1 day	715,539	585,104
Bank bid notes	20,000	0.60	9 days	150,000	127,315
Medium-term notes sold to dealers	—	—	—	325,000	54,167
Medium-term notes sold to members	212,274	0.63	135 days	218,535	200,833
Total short-term borrowings	$4,099,331	0.17	25 days		$4,537,107

	May 31, 2013
(Dollars in thousands)	Amount Outstanding	Weighted- Average Interest Rate	Weighted-Average Maturity	Maximum Month-End Outstanding Amount	Average Outstanding Amount
Short-term borrowings:
Commercial paper	$2,861,323	0.16%	18 days	$3,514,679	$2,791,781
Select notes	358,390	0.34	50 days	376,858	142,742
Daily liquidity fund notes	680,419	0.10	1 day	680,419	579,091
Bank bid notes	150,000	0.53	20 days	295,000	225,836
Medium-term notes sold to dealers	325,000	0.28	153 days	325,000	270,833
Medium-term notes sold to members	182,302	0.93	70 days	226,171	194,408
Total short-term borrowings	$4,557,434	0.21	30 days		$4,204,691

We provide additional information on our borrowings in “Note 5—Short-Term Debt and Credit Arrangements,” “Note 6—Long-Term Debt” and “Note 7—Subordinated Deferrable Debt.”

Equity

Table 10 summarizes the components of equity as of May 31, 2015 and 2014.

Table 10: Equity

	May 31,
(Dollars in thousands)	2015	2014	Change
Membership fees	$976	$973	$3
Educational fund	1,767	1,778	(11)
Total membership fees and educational fund	2,743	2,751	(8)
Patronage capital allocated	668,980	630,340	38,640
Members’ capital reserve	501,731	485,447	16,284
Unallocated net income (loss)(1)	(6,135)	(6,238)	103
Total members’ equity(1)	1,167,319	1,112,300	55,019
Prior year cumulative derivative forward value and foreign currency adjustments	(172,412)	(207,025)	34,613
Current year derivative forward value gain (loss)(2)	(114,665)	34,613	(149,278)
Cumulative derivative forward value and foreign currency adjustments	(287,077)	(172,412)	(114,665)
CFC retained equity	880,242	939,888	(59,646)
Accumulated other comprehensive income	4,080	3,649	431
Total CFC equity	884,322	943,537	(59,215)
Noncontrolling interests	27,464	26,837	627
Total equity	$911,786	$970,374	$(58,588)
____________________________
(1) Excludes the derivative forward value gain (loss).
(2) Represents the derivative forward value gain (loss) recorded during the fiscal year.

The decrease in total equity of $59 million to $912 million as of May 31, 2015 was primarily attributable to our net loss of $19 million in fiscal year 2015 and CFC’s Board of Directors July 2014 authorization of patronage capital retirement of $40 million.

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 adjusted net income to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized additional allocations of $75 million to the members’ capital reserve and $79 million to members in the form of patronage capital for fiscal year 2014. In July 2014, the CFC Board of Directors also authorized the retirement of allocated patronage capital of $40 million, which represented 50% of the fiscal year 2014 allocation. The $40 million was distributed in cash to members in September 2014.

In December 2014, the RTFC Board of Directors authorized the allocation of 99% of fiscal year 2014 earnings to members, which totaled $1.2 million, and 1% to the Cooperative Educational Fund. Of the $1.2 million allocated to members, $1 million was distributed in the form of qualified written notices that may be redeemed at a later date and $0.2 million was distributed in cash. RTFC may retire additional amounts as determined by the board of directors with due regard for RTFC’s financial condition.

In July 2015, the CFC Board of Directors authorized the allocation of fiscal year 2015 adjusted net income as follows: $1 million to the Cooperative Educational Fund, $16 million to the members’ capital reserve and $78 million to members in the form of patronage capital. In July 2015, the CFC Board of Directors authorized the retirement of allocated adjusted net income totaling $39 million, which represented 50% of the fiscal year 2015 allocation. We expect to return this amount to members in cash in the second quarter of fiscal year 2016. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors taking into consideration CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

The NCSC Board of Directors has the authority to determine if and when net earnings will be allocated and retired.

The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). See “Non-GAAP Financial Measures” for information on adjusted net income.

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio as of May 31, 2015 was 25.19-to-1, an increase from 23.01-to-1 as of May 31, 2014. The increase in the leverage ratio is due to the increase of $719 million in total liabilities and the decrease of $59 million in total equity, partially offset by the decrease of $78 million in total guarantees.

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

The adjusted leverage ratio was 6.58-to-1 and 6.24-to-1 as of May 31, 2015 and 2014, respectively. The increase in the adjusted leverage ratio was due to the increase of $828 million in adjusted liabilities and the decrease of $50 million in adjusted equity, partially offset by the decrease of $78 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio as of May 31, 2015 was 24.11-to-1, an increase from 21.91-to-1 as of May 31, 2014. The increase in the debt-to-equity ratio is due to the increase of $719 million in total liabilities and the decrease of $59 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.26-to-1 and 5.90-to-1 as of May 31, 2015 and 2014, respectively. The increase in the adjusted debt-to-equity ratio is due to the increase of $828 million in adjusted liabilities and the decrease of $50 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in financial transactions that are not recorded on our consolidated balance sheets, or may be recorded on our consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements consist primarily of guarantees of member obligations and unadvanced loan commitments which are intended to meet the financial needs of our members.

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member's reimbursement obligation. Table 11 shows our guarantees outstanding by guarantee type and by company as of May 31, 2015 and 2014.

Table 11: Guarantees Outstanding

(Dollars in thousands)	2015	2014	Change
Guarantee type:
Long-term tax-exempt bonds	$489,520	$518,360	$(28,840)
Letters of credit	382,233	431,064	(48,831)
Other guarantees	114,747	115,398	(651)
Total	$986,500	$1,064,822	$(78,322)
Company:
CFC	$952,875	$997,187	$(44,312)
RTFC	1,574	2,304	(730)
NCSC	32,051	65,331	(33,280)
Total	$986,500	$1,064,822	$(78,322)

In addition to the letters of credit displayed in the above table, we had master letter of credit facilities in place as of May 31, 2015, under which we may be required to issue up to an additional $105 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of May 31, 2015. Also, we had hybrid letter of credit facilities,which represent commitments that may be used at a borrower's option for the issuance of letters of credit or line of credit loan advances totaling $1,659 million as of May 31, 2015. This amount is included in the unadvanced loan commitments for line of credit loans total reported in “Note 3—Loans and Commitments.” Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $360 million as of May 31, 2015. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,299 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

We were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $494 million as of May 31, 2015. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 11. We were not required to perform as liquidity provider pursuant to these obligations during the year ended May 31, 2015. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $418 million of these bonds as of May 31, 2015, which is included in long-term tax-exempt bond guarantees in Table 11.

Of our total guarantee amounts, 56% and 61% as of May 31, 2015 and 2014, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the year ended May 31, 2015 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $20 million and $22 million, respectively, as of May 31, 2015 and 2014, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 12 summarizes our off-balance sheet obligations as of May 31, 2015, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 12: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Guarantees	$986,500	$207,330	$35,198	$209,711	$18,087	$63,345	$452,829

See “Note 12—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of May 31, 2015 and 2014. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 13: Unadvanced Loan Commitments

(Dollars in thousands)	2015	% of Total	2014	% of Total
Line of credit commitments:
Not conditional(1)	$2,764,968	20%	$2,274,388	16%
Conditional(2)	6,529,159	46	6,927,417	50
Total line of credit unadvanced commitments	9,294,127	66	9,201,805	66
Total long-term loan unadvanced commitments	4,835,623	34	4,710,273	34
Total	$14,129,750	100%	$13,912,078	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 13, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,765 million and $2,274 million as of May 31, 2015 and 2014, respectively. We record a liability for credit losses on our consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 14 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of May 31, 2015, and the maturity of amounts during each of the next five fiscal years.

Table 14: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020
Committed lines of credit	$2,764,968	$78,885	$288,752	$800,250	$965,968	$631,113

For contracts subject to a material adverse change clause, the advance of additional amounts is conditional. Prior to making an advance on these facilities, we confirm that there have been no material adverse changes in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the loan terms and conditions. The substantial majority of our line of credit commitments relate to contracts that include material adverse change clauses. Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. We do not record a reserve for credit losses on our consolidated balance sheets for these commitments, nor do we include them in our off-balance sheet guarantee amounts in Table 11 above because we consider them to be conditional.

Table 15 summarizes the available balance under unadvanced commitments as of May 31, 2015 and the related maturities by fiscal year and thereafter by loan type:

Table 15: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,294,127	$5,370,133	$641,592	$1,194,842	$1,108,097	$802,063	$177,400
Long-term loans	4,835,623	862,311	1,046,660	851,338	1,046,234	985,439	43,641
Total	$14,129,750	$6,232,444	$1,688,252	$2,046,180	$2,154,331	$1,787,502	$221,041

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

RISK MANAGEMENT

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

For additional information about the role of the CFC Board of Directors in risk oversight, see “Item 10. Directors, Executive Officers and Corporate Governance.”

CREDIT RISK

Credit risk is the risk of loss associated with a borrower or counterparty's failure to meet its obligations in accordance with agreed-upon terms. Our loan portfolio, which represents the largest component of assets on our balance sheet, accounts for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of investment securities and entering into derivative transactions to manage our interest rate risk.

Credit Risk Profile—Loan and Guarantee Portfolio

Below we provide information on the credit risk profile of our loan and guarantee portfolio, including security provisions, loan concentration, nonperforming and restructured loans, and allowance for loan losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. Guarantee reimbursement obligations are generally secured on parity with other secured creditors by substantially all assets and revenue of the borrower or by the underlying financed asset. In addition to the collateral pledged to secure our loans, borrowers also are required to set rates charged to customers to achieve certain financial ratios. Table 16 summarizes our secured and unsecured loans outstanding by loan type and by company as of May 31, 2015 and 2014.

Table 16 : Loan Security

	May 31, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$18,526,068	95%	$1,017,206	5%	$19,543,274
Long-term variable-rate loans	628,115	90	70,380	10	698,495
Loans guaranteed by RUS	179,241	100	—	—	179,241
Line of credit loans	107,781	10	930,429	90	1,038,210
Total loans outstanding (1)	$19,441,205	91	$2,018,015	9	$21,459,220

Company:
CFC	$18,635,818	92%	$1,706,172	8%	$20,341,990
RTFC	370,924	96	14,785	4	385,709
NCSC	434,463	59	297,058	41	731,521
Total loans outstanding (1)	$19,441,205	91	$2,018,015	9	$21,459,220

	May 31, 2014
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$17,185,456	95%	$990,200	5%	$18,175,656
Long-term variable-rate loans	650,211	86	103,707	14	753,918
Loans guaranteed by RUS	201,863	100	—	—	201,863
Line of credit loans	311,103	23	1,024,385	77	1,335,488
Total loans outstanding (1)	$18,348,633	90	$2,118,292	10	$20,466,925

Company:
CFC	$17,313,990	90%	$1,875,440	10%	$19,189,430
RTFC	429,626	96	19,920	4	449,546
NCSC	605,017	73	222,932	27	827,949
Total loans outstanding (1)	$18,348,633	90	$2,118,292	10	$20,466,925
____________________________
(1)Excludes deferred loan origination costs of $10 million as of May 31, 2015 and 2014.

Loan Concentration

Table 17 presents the total number of CFC, RTFC and NCSC borrowers by state or U.S. territory and the percentage of total loans outstanding as of May 31, 2015 and 2014. The percentage of total loans is based on the aggregate principal balance of the loans outstanding.

Table 17: Loan Concentration

	May 31,
	2015		2014
State/Territory	Number of Borrowers	Loan Balance %	Number of Borrowers	Loan Balance %
Texas	73	14.92%	73	15.43%
Georgia	46	5.79	45	6.40
Colorado	27	5.37	27	4.33
Missouri	52	5.14	52	5.19
Kansas	34	4.29	35	4.18
Alaska	19	4.18	19	4.28
Illinois	28	3.65	30	3.70
Minnesota	57	3.43	56	3.33
South Carolina	23	3.06	25	2.38
Kentucky	25	2.97	25	3.34
Oklahoma	27	2.96	28	2.98
Florida	16	2.94	16	2.96
Indiana	45	2.77	45	2.82
North Carolina	29	2.46	30	2.69
Arkansas	21	2.44	20	2.42
Alabama	25	2.36	26	1.88
Ohio	32	2.28	34	2.20
North Dakota	14	2.26	12	2.09
Pennsylvania	18	2.24	20	2.57
Mississippi	19	2.09	20	1.78
Iowa	40	2.03	41	2.15
Utah	6	2.02	6	2.37
Wisconsin	25	1.86	27	1.93
Maryland	3	1.72	3	0.91
Oregon	25	1.60	23	1.62
Washington	11	1.52	11	1.65
Nevada	5	1.49	5	1.54
Louisiana	10	1.38	10	1.45
Virginia	19	1.18	18	1.66
Wyoming	15	1.17	13	1.27
South Dakota	32	0.93	32	0.96
Montana	25	0.75	26	0.76
Arizona	12	0.70	12	0.97
Idaho	13	0.64	13	0.70
Delaware	2	0.56	1	0.11
Michigan	15	0.55	16	0.61
New Hampshire	2	0.44	2	0.52
New Mexico	16	0.32	16	0.36
Hawaii	2	0.32	2	0.22
Tennessee	19	0.31	18	0.26
Vermont	6	0.22	6	0.25
Nebraska	19	0.16	20	0.21
California	4	0.15	4	0.17
New York	6	0.15	7	0.16
New Jersey	3	0.10	3	0.10
West Virginia	2	0.08	2	0.08
Maine	4	0.05	4	0.06
District of Columbia	—	—	1	—
Total	971	100%	980	100%

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam.

As of May 31, 2015 and 2014, the largest concentration of loans to borrowers in any one state was in Texas, which had approximately 15% of total loans outstanding. Two primary factors contributed to Texas having the largest percentage of total loans outstanding compared with other states as of May 31, 2015:

•	Texas has the largest number of total borrowers compared with other states (see table above); and

•	Texas has the largest number of power supply systems (10 of our 72 power supply system borrowers), which require significantly more capital than distribution systems and telecommunications systems.

The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both May 31, 2015 and 2014. The 20 largest borrowers as of May 31, 2015 consisted of 12 distribution systems and 8 power supply systems. The 20 largest borrowers as of May 31, 2014 consisted of 11 distribution systems and 9 power supply systems. Table 18 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of May 31, 2015 and 2014.

Table 18: Credit Exposure to 20 Largest Borrowers

	May 31,
	2015		2014		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,478,977	24%	$5,070,799	24%	$408,178
Guarantees	374,189	2	555,818	2	(181,629)
Total exposure to 20 largest borrowers	$5,853,166	26%	$5,626,617	26%	$226,549

By company:
CFC	$5,837,463	26%	$5,328,333	25%	$509,130
NCSC	15,703	—	298,284	1	(282,581)
Total exposure to 20 largest borrowers	$5,853,166	26%	$5,626,617	26%	$226,549

Nonperforming and Restructured Loans

Table 19 summarizes nonperforming and restructured loans as a percentage of total loans and total loans and guarantees outstanding as of May 31, 2015, 2014, 2013, 2012 and 2011.

Table 19: Nonperforming and Restructured Loans

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonperforming loans (1)	$—	$2,095	$15,497	$41,213	$31,344
Percent of loans outstanding	—%	0.01%	0.08%	0.22%	0.16%
Percent of loans and guarantees outstanding	—	0.01	0.07	0.20	0.15

Restructured loans	$11,736	$7,584	$46,953	$455,689	$474,381
Percent of loans outstanding	0.05%	0.04%	0.23%	2.41%	2.45%
Percent of loans and guarantees outstanding	0.05	0.04	0.22	2.26	2.32

Total nonperforming and restructured loans	$11,736	$9,679	$62,450	$496,902	$505,725
Percent of loans outstanding	0.05%	0.05%	0.31%	2.63%	2.61%
Percent of loans and guarantees outstanding	0.05	0.05	0.29	2.46	2.47

Total nonaccrual loans	$11,736	$9,679	$23,081	$41,213	$465,312
Percent of loans outstanding	0.05%	0.05%	0.11%	0.22%	2.41%
Percent of loans and guarantees outstanding	0.05	0.05	0.11	0.20	2.28
____________________________
(1) All loans classified as nonperforming were on nonaccrual status.

A borrower is classified as nonperforming when any one of the following criteria is met:

•	principal or interest payments on any loan to the borrower are past due 90 days or more;

•	as a result of court proceedings, repayment on the original terms is not anticipated; or

•	for some other reason, management does not expect the timely repayment of principal and interest.

Once a borrower is classified as nonperforming, we generally place the loan on nonaccrual status and reverse all accrued and unpaid interest back to the date of the last payment. Foregone interest on nonperforming and restructured loans totaled $1 million for the years ended May 31, 2015 and 2014.

There were no loans classified as nonperforming as of May 31, 2015. Nonperforming loans totaled $2 million or 0.01%, of loans outstanding as of May 31, 2014.

Restructured loans totaled $12 million, or 0.05%, of loans outstanding and $8 million, or 0.04%, of loans outstanding as of May 31, 2015 and 2014, respectively. All of our restructured loans are troubled debt restructurings. Each of our restructured loans were performing in accordance with the restructured terms as of May 31, 2015 and 2014. Interest income recognized on restructured loans was less than $1 million during the years ended May 31, 2015 and 2014.

We believe our allowance for loan losses related to nonperforming and restructured loans was adequate to cover our estimated loss exposure as of May 31, 2015 and 2014.

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

Table 20 summarizes activity in the allowance for loan losses and a comparison of the allowance by company as of and for the years ended May 31, 2015, 2014, 2013, 2012 and 2011.

Table 20: Allowance for Loan Losses

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Beginning balance	$56,429	$54,325	$143,326	$161,177	$592,764
Provision for loan losses	(21,954)	3,498	(70,091)	(18,108)	(83,010)
Net (charge-offs) recoveries	(785)	(1,394)	(18,910)	257	(348,577)
Ending balance	$33,690	$56,429	$54,325	$143,326	$161,177
`
Allowance for loan losses by company:
CFC	$23,716	$45,600	$41,246	$126,941	$143,706
RTFC	4,533	4,282	9,158	8,562	8,389
NCSC	5,441	6,547	3,921	7,823	9,082
Total	$33,690	$56,429	$54,325	$143,326	$161,177

Allowance coverage ratios:
As a percentage of total loans outstanding	0.16%	0.28%	0.27%	0.76%	0.84%
As a percentage of total nonperforming loans outstanding	—	2,693.51	350.55	347.77	514.22
As a percentage of total restructured loans outstanding	287.07	744.05	115.70	31.45	33.98
As a percentage of total loans on nonaccrual	287.07	583.00	235.37	347.77	34.64

Our allowance for loan losses decreased by $23 million during the year ended May 31, 2015 due primarily to a change to the estimated recovery rates used to determine the allowance for loan losses for the general portfolio. Our allowance for loan losses increased by $2 million during the year ended May 31, 2014 due primarily to an overall increase in loans outstanding.
See “Results of Operations—Provision for Loan Losses” and “Note 3—Loans and Commitments” for additional information. For information on our allowance methodology, see “Note 1—Summary of Significant Accounting Policies.”

On a quarterly basis, we review all nonperforming and restructured borrowers, as well as certain additional borrowers selected based on known facts and circumstances, to determine if the loans to the borrowers are impaired and/or to determine if there are changes to a previously impaired loan. We calculate a borrower’s impairment based on the expected future cash flows or the fair value of the collateral securing our loans to the borrower if cash flow cannot be estimated. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations will change. At both May 31, 2015 and 2014, there was a total specific allowance for loan losses balance of $0.4 million related to impaired loans totaling $12 million and $10 million, respectively.

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
Our largest single counterparty exposure, based on the outstanding notional amount, represented approximately 19% and 21% of our total outstanding notional amount of derivatives as of May 31, 2015 and 2014, respectively. Our derivative counterparties had credit ratings ranging from Aa1 to Baa1 by Moody’s and from AA- to BBB+ by S&P.

Rating Triggers for Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

Table 21 displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Mutual rating trigger if ratings:
fall to Baa1/BBB+	$5,122,355	$(180,384)	$1,114	$(179,270)
falls to Baa3/BBB-	1,789,236	(15,981)	—	(15,981)
falls below Baa3/BBB-	586,715	(24,333)	—	(24,333)
falls to or below Ba3/BB(1)	50,000	(6)	—	(6)
Total	$7,548,306	$(220,704)	$1,114	$(219,590)
___________________________
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $218 million as of May 31, 2015. The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $1 million as of May 31, 2015. There were no counterparties below the rating trigger level in the interest swap contracts with these counterparties as of May 31, 2015. If any counterparty would have a rating below the rating trigger level per the interest swap contact, we have the option to terminate all interest rate swaps with the respective counterparty. Because we use our interest rate swaps as part of our matched funding strategy, we generally do not terminate such agreements early. We will continue to evaluate the overall credit worthiness of these counterparties and monitor our overall matched funding position.

For additional information about the risks related to our business, see “Item 1A. Risk Factors.”

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. We had liquidity reserve access totaling $7,492 million as of May 31, 2015. Our liquidity reserve access consisted of cash and time deposits of $734 million, committed revolving credit agreements of $3,419 million, committed loan facilities from the FFB of $750 million, and, subject to market conditions, a revolving note purchase agreement with Farmer Mac of up to $2,589 million.

As of May 31, 2015, we had commercial paper, select notes and daily liquidity fund notes, including member investments, of $2,902 million scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $1,917 million. Dealer commercial paper and bank bid notes decreased to $985 million as of May 31, 2015, from $1,994 million as of May 31, 2014. In order to manage our short-term wholesale funding risk, we reduced our non-member outstanding short-term debt, which consists of dealer commercial paper, to an approximate range between $1,000 million and $1,250 million in the third quarter of fiscal year 2015. We intend to maintain our dealer commercial paper within that range for the foreseeable future. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of F1 by Fitch, P-1 by Moody’s and A-1 by S&P.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. We had $3,419 million in available lines of credit with various financial institutions as of May 31, 2015. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Long-term debt maturing in the next 12 months and medium-term notes with an original maturity of one year or less totaled $1,939 million as of May 31, 2015. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail under “Off-Balance Sheet Arrangements,” as of May 31, 2015, we were the liquidity provider for a total of $494 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the year ended May 31, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

As of May 31, 2015, we had a total of $382 million of letters of credit outstanding for the benefit of our members. That total includes $76 million for the purpose of providing liquidity for pollution control bonds. The remaining $306 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, coupled with our cash on hand of $249 million and time deposits of $485 million as of May 31, 2015, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Table 22 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of May 31, 2015. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 22 excludes certain obligations where the obligation is subject to valuation based on market factors, such as derivatives. Contractual obligations related to entities included in foreclosed assets are also excluded from the table.

Table 22: Contractual Obligations

(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Short-term debt	$3,128	$—	$—	$—	$—	$—	$3,128
Long-term debt	1,690	2,060	981	1,823	937	8,797	16,288
Subordinated deferrable debt	—	—	—	—	—	400	400
Members’ subordinated certificates(1)	23	11	11	11	11	1,322	1,389
Contractual interest on long-term debt(2)	610	581	531	430	368	4,670	7,190
Total contractual obligations	$5,451	$2,652	$1,523	$2,264	$1,316	$15,189	$28,395
____________________________
(1) Excludes loan subordinated certificates totaling $116 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.
(2) Represents the interest obligation on our long-term debt based on terms and conditions as of May 31, 2015.

Projected Near-Term Sources and Uses of Liquidity

Table 23 shows the projected sources and uses of cash by quarter through the quarter ending November 30, 2016. In analyzing our projected liquidity position, we track key items identified in the table below. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of May 31, 2015, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. The other loan repayments and advances in the table primarily include line of credit advances and repayments. Such amounts represent the current best estimate of activity communicated to us by our members and, as such, the amount and timing of these amounts are subject to change. We only include such estimates for the near term. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. As displayed in Table 23, we expect that estimated long-term loan advances over the next six quarters of $2,979 million will exceed expected long-term loan repayments of $1,685 million by $1,294 million.

Table 23: Projected Sources and Uses of Liquidity (1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayments	Other Loan Repayments	Debt Issuance Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities(3)	Other Loan Advances	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity (2)
4Q15									$734
1Q16	$404	$65	$570	$1,039	$162	$176	$777	$1,115	658
2Q16	256	40	1,560	1,856	843	17	1,005	1,865	649
3Q16	261	—	275	536	286	—	249	535	650
4Q16	235	—	580	815	648	—	169	817	648
1Q17	269	—	200	469	76	—	392	468	649
2Q17	260	—	420	680	294	—	387	681	648
Totals	$1,685	$105	$3,605	$5,395	$2,309	$193	$2,979	$5,481
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending November 30, 2016.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.
(3)Long-term debt maturities includes medium-term notes with an original maturity of less than one year.

The information presented in Table 23 represents our best estimate of our funding requirements and how we expect to manage those requirements through November 30, 2016. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. We expect that these estimates will change quarterly based on the factors described above.

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

Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. Commercial paper issued through dealers totaled $985 million and represented 5% of total debt outstanding as of May 31, 2015.

Private Debt Issuance

We have access to liquidity from private debt issuances through a note purchase agreement with Farmer Mac. Under the terms of our March 2011 note purchase agreement as amended, we can borrow up to $4,500 million at any time from the date of the agreement through January 11, 2020 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under a note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. During the year ended May 31, 2015, we borrowed a total of $480 million under the note purchase agreement with Farmer Mac. As of May 31, 2015, we had $1,911 million in debt outstanding under the Farmer Mac note purchase agreement and we had up to $2,589 million available under this agreement, subject to market conditions for debt issued by Farmer Mac. On July 7, 2015, we borrowed $180 million under the note purchase agreement with Farmer Mac and on July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac for an additional $300 million.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program with a 20-year maturity repayment period for advances made through October 15, 2017. During the year ended May 31, 2015, we borrowed $124 million under the Guaranteed Underwriter Program. As of May 31, 2015, we had up to $750 million available under committed loan facilities from the FFB as part of this program, of which a total of $500 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017. On July 31, 2015, we borrowed $250 million under the Guaranteed Underwriter Program.

Member Loan Repayments

Table 24 summarizes scheduled principal amortization of long-term loans in each of the five fiscal years following May 31, 2015 and thereafter.

Table 24: Member Loan Repayments

(Dollars in thousands)	Amortization (1)
2016	$1,142,236
2017	1,155,773
2018	1,013,021
2019	998,643
2020	997,081
Thereafter	15,114,256
Total	$20,421,010
____________________________
(1) Represents scheduled amortization based on current rates without consideration for loans that reprice.

Member Loan Interest Payments

During the year ended May 31, 2015, interest income on the loan portfolio was $945 million, representing an average rate of 4.54% compared with 4.66% and 4.89% for the years ended May 31, 2014 and 2013, respectively. For the past three fiscal years, interest income on the loan portfolio has averaged $948 million. As of May 31, 2015, 92% of the total loans outstanding had a fixed rate of interest, and 8% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

As of May 31, 2015 and 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of May 31, 2015, which would then reduce the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 25 presents the total available and the outstanding letters of credit under our revolving credit agreements as of May 31, 2015 and 2014.

Table 25: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	2015	2014	2015	2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$—	$145	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,699,000	—	1,000	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,418,855	$3,224,109	$1,145	$1,891
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and

$1,700 million, respectively, and to extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement that was scheduled to mature on October 28, 2016.

The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under each of the three-year credit facility and the five-year credit facility to a maximum of $2,200 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their requirements to draw down on the facilities, including financial ratios. As shown below in Table 27, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of May 31, 2015.

Member Investments

Table 26 shows the components of our member investments included in total debt outstanding as of May 31, 2015 and 2014.

Table 26: Member Investments

	2015		2014		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$736,162	43%	$858,389	30%	$(122,227)
Select notes	671,635	100	548,610	100	123,025
Daily liquidity fund notes	509,131	100	486,501	100	22,630
Medium-term notes	618,170	18	498,262	18	119,908
Members’ subordinated certificates	1,505,444	100	1,612,227	100	(106,783)
Total	$4,040,542		$4,003,989		$36,553

Percentage of total debt outstanding	19%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,212 million outstanding over the last three fiscal years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

As of May 31, 2015, cash and time deposits totaled $734 million. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the year ended May 31, 2015, cash flows provided by operating activities were $219 million compared with $190 million for the prior year. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

As of May 31, 2015, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures.

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

•
The senior debt-to-total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

◦	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by S&P or Baa1 by Moody’s; and

◦
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by S&P or Aaa by Moody’s.

•
The CAH results of operations, including impairment, and other comprehensive income are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-total equity ratio.

Table 27 represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31, 2015 and 2014.

Table 27: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	2015	2014

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.28	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.23

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	5.93	5.79
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

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of May 31, 2015, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $6,334 million.

The revolving credit agreements limit total investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments as of May 31, 2015 did not exceed this limit.

Table 28 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U. S. markets as of May 31, 2015 and 2014.

Table 28: Financial Ratios under Indentures

		Actual
	Requirement	2015	2014
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.41	6.74
____________________________
(1) The ratio calculation includes the adjustments made to the leverage ratio under “Non-GAAP Financial Measures,” with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

We are required to pledge collateral equal to at least 100% of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with Farmer Mac. In addition, we are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt to the FFB under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. See “Note 3—Loans and Commitments—Pledging of Loans and Loans on Deposit” for additional information related to collateral.

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

The $4,407 million and $4,299 million, respectively, of notes payable to the FFB as of May 31, 2015 and 2014 contain a rating trigger related to our senior secured credit ratings from S&P, Moody’s and Fitch. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from S&P, (ii) A3 or higher from Moody’s, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $4,944 million as of May 31, 2015, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. As of May 31, 2015, our senior secured debt ratings from S&P, Moody’s and Fitch were A, A1 and A+, respectively. As of May 31, 2015, all three companies had our ratings on stable outlook. Subsequent to May 31, 2015, on July 6, 2015, S&P revised its outlook of CFC to negative.

The $4,407 million and $4,299 million of the notes payable to the FFB as of May 31, 2015 and 2014, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $4,944 million as of May 31, 2015, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

Table 29 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans as of May 31, 2015 and 2014.

Table 29: Unencumbered Loans

	May 31,
(Dollars in thousands)	2015	2014
Total loans outstanding (1)	$21,459,220	$20,466,925
Less: Total secured debt or debt requiring collateral on deposit	(13,386,713)	(12,242,446)
Excess collateral pledged or on deposit (2)	(1,351,255)	(1,917,184)
Unencumbered loans	$6,721,252	$6,307,295
Unencumbered loans as a percentage of total loans	31%	31%
____________________________
(1)Excludes deferred loan origination costs of $10 million as of May 31, 2015 and 2014.
(2)Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Table 30 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of May 31, 2015 and 2014.

Table 30: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	2015	2014
Collateral trust bonds 1994 indenture	100%	150%	106%	117%
Collateral trust bonds 2007 indenture	100	150	108	114
Farmer Mac	100	150	113	114
Clean Renewable Energy Bonds Series 2009A	100	150	117	117
FFB Series (1) (2)	100	150	112	118
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. As of May 31, 2015, unadvanced loan commitments totaled $14,130 million. Of that total, $2,765 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 19% of these committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 81% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,365 million of unadvanced loan commitments as of May 31, 2015 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically, we have not experienced significant loan advances from the long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of May 31, 2015.

We currently expect to make long-term loan advances totaling approximately $2,200 million to our members over the next 12 months.

Interest Expense on Debt

For the year ended May 31, 2015, interest expense on debt was $636 million, representing an average cost of 3.07% compared with 3.19% and 3.57% for the years ended May 31, 2014 and 2013, respectively. For the past three fiscal years, interest expense on debt has averaged $661 million. As of May 31, 2015, 81% of outstanding debt had a fixed interest rate and 19% had a variable interest rate.
Principal Repayments on Long-Term Debt

Table 31 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of May 31, 2015.

Table 31: Principal Maturity of Long-term Debt

(Dollars in thousands)	Amount Maturing (1)	Weighted-Average Interest Rate
May 31, 2016	$1,712,830	2.13%
May 31, 2017	2,071,649	2.20
May 31, 2018	991,636	4.18
May 31, 2019	1,832,114	6.89
May 31, 2020	948,586	2.16
Thereafter	10,519,830	3.31
Total	$18,076,645	3.42
____________________________
(1) Excludes loan subordinated certificates totaling $116 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

CFC has made annual retirements of allocated net earnings in 35 of the last 36 fiscal years. In July 2014, the CFC Board of Directors approved the allocation of $79 million from fiscal year 2014 net earnings to CFC’s members. CFC made a cash payment of $40 million to its members in September 2014 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. In July 2015, the CFC Board of Directors approved the allocation of $78 million from fiscal year 2015 net earnings to CFC’s members. CFC will make a cash payment of $39 million to its members in the second quarter of fiscal year 2016 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year, which is presented in Table 32 below. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 8% and 10% of our total loan portfolio as of May 31, 2015 and 2014, respectively.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 32 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of May 31, 2015.

Table 32: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/16	Two Years 6/1/16 to 5/31/18	Two Years 6/1/18 to 5/31/20	Five Years 6/1/20 to 5/31/25	Ten Years 6/1/25 to 5/31/35	6/1/35 and Thereafter	Total
Assets amortization and repricing	$2,144	$3,704	$2,662	$4,564	$4,741	$1,907	$19,722
Liabilities and members’ equity:
Long-term debt	$1,832	$3,464	$2,889	$3,610	$2,914	$696	$15,405
Subordinated certificates	44	75	61	746	210	718	1,854
Members’ equity (1)	—	—	—	—	621	492	1,113
Total liabilities and members’ equity	$1,876	$3,539	$2,950	$4,356	$3,745	$1,906	$18,372
Gap (2)	$268	$165	$(288)	$208	$996	$1	$1,350
Cumulative gap	268	433	145	353	1,349	1,350
Cumulative gap as a % of total assets	1.17%	1.89%	0.63%	1.54%	5.89%	5.90%
Cumulative gap as a % of adjusted total assets (3)	1.18	1.90	0.64	1.55	5.92	5.93
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.
(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity displayed in Table 32.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

We had $19,722 million of fixed-rate assets amortizing or repricing as of May 31, 2015. These assets were funded by $15,405 million of fixed-rate liabilities maturing during the next 30 years and $2,967 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $1,350 million reflects the amount of fixed-rate assets that are funded with short-term debt as of May 31, 2015. The gap of $1,350 million represented 5.90% of total assets and 5.93% of total assets excluding derivative assets, or adjusted total assets, as of May 31, 2015.

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

Financial Instruments

Table 33 provides information about our financial instruments other than derivatives that are sensitive to changes in interest rates. We provide additional information on our use of derivatives and exposure in “Note 1—Summary of Significant Accounting Policies—Derivative Financial Instruments” and “Note 9—Derivative Financial Instruments”. All of our financial instruments as of May 31, 2015 were entered into or contracted for purposes other than trading. For debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates as of May 31, 2015.

Table 33: Financial Instruments

			Principal Amortization and Maturities
	Outstanding Balance	Fair Value						Remaining Years
(Dollars in millions)			2016	2017	2018	2019	2020
Instruments:
Assets:
Investments in time deposits	$485	$485	$485	$—	$—	$—	$—	$—
Investments in equity securities	$84	$84	$—	$—	$—	$—	$—	$84
Long-term fixed-rate loans (1)	$19,722	$20,258	$1,085	$1,105	$966	$937	$948	$14,682
Average rate	4.82%		4.40%	4.24%	4.54%	4.59%	4.68%	4.94%
Long-term variable-rate loans (2)	$699	$699	$58	$51	$47	$61	$49	$433
Average rate	2.83%		—	—	—	—	—	—
Line of credit loans(3)	$1,038	$1,038	$1,038	$—	$—	$—	$—	$—
Average rate	2.42%		2.42%	—	—	—	—	—
Liabilities and equity:
Short-term debt (4)	$3,128	$3,128	$3,128	$—	$—	$—	$—	$—
Average rate	0.20%		0.20%	—	—	—	—	—
Long-term debt	$16,288	$17,356	$1,690	$2,060	$981	$1,823	$937	$8,797
Average rate	3.30%		2.12%	2.19%	4.20%	6.91%	2.12%	3.07%
Subordinated deferrable debt	$400	$406	$—	$—	$—	$—	$—	$400
Average rate	4.75%		—	—	—	—	—	4.75%
Membership sub certificates (5)	$1,389	$1,389	$23	$11	$11	$11	$11	$1,322
Average rate	4.42%		2.62%	4.10%	2.90%	3.60%	5.39%	4.46%
____________________________
(1) The principal amount of fixed-rate loans is the total of scheduled principal amortizations without consideration for loans that reprice. Includes $179 million of loans guaranteed by RUS and $7 million in restructured loans that were on nonaccrual status as of May 31, 2015.
(2) Long-term variable-rate loans include $0.2 million of loans guaranteed by RUS and $4 million in restructured loans that were on nonaccrual status as of May 31, 2015.
(3) Includes $0.3 million in restructured loans that were on nonaccrual status as of May 31, 2015.
(4) Short-term debt includes commercial paper, select notes, daily liquidity fund notes, bank bid notes and medium-term notes issued with an original maturity of one year or less..
(5) Carrying value and fair value exclude loan subordinated certificates totaling $116 million. These certificates amortize annually based on the outstanding balance of the related loan and $0.2 million in payments not received on certificates subscribed and unissued. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Loan Repricing
Table 34 shows long-term fixed-rate loans outstanding as of May 31, 2015, which will be subject to interest rate repricing during the next five fiscal years and thereafter (due to principal repayments, amounts subject to interest rate repricing may be lower at the actual time of interest rate repricing).

Table 34: Loan Repricing

(Dollars in thousands)	Amount Repricing	Weighted-Average Interest Rate
2016	$1,109,534	4.33%
2017	959,394	4.27
2018	908,432	4.59
2019	703,827	4.87
2020	443,321	5.17
Thereafter	1,886,068	5.14

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

Our business continuity and disaster recovery plan establishes the basic principles and framework necessary to ensure emergency response, resumption, restoration and permanent recovery of CFC’s operations and business activities during a business interruption event. This plan includes a duplication of our production information systems at an off-site facility coupled with an extensive business continuity and recovery process to leverage those remote systems. Each of our departments are required to develop, exercise, test and maintain business resumption plans for the resumption and recovery of business functions and processing resources to minimize disruption for our members and other parties with whom we do business. We conduct disaster recovery exercises periodically that include both the information technology group and business areas. The business resumption plans are based on a risk assessment that considers potential losses due to unavailability of service versus the cost of resumption. These plans anticipate a variety of probable scenarios ranging from local to regional crises.

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

The derivative forward value and foreign currency adjustments do not represent our cash inflows or outflows during the current period and, therefore, do not affect our current ability to cover our debt service obligations. The derivative forward value included in the derivative gains (losses) line of the statement of operations represents a present value estimate of the future cash inflows or outflows that will be recognized as net cash settlements for all periods through the maturity of our derivatives that do not qualify for hedge accounting. We have not issued foreign-denominated debt since 2007, and as of May 31, 2015 and 2014, there were no foreign currency derivative instruments outstanding.

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

Table 35 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER for fiscal years 2015, 2014, 2013, 2012 and 2011.

Table 35: Adjusted Financial Measures - Income Statement

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Interest expense	$(635,684)	$(654,655)	$(692,025)	$(761,778)	$(841,080)
Plus: Derivative cash settlements	(82,906)	(73,962)	(56,461)	(12,846)	(6,848)
Adjusted interest expense	$(718,590)	$(728,617)	$(748,486)	$(774,624)	$(847,928)

Net interest income	$317,292	$302,885	$263,728	$199,183	$167,831
Less: Derivative cash settlements	(82,906)	(73,962)	(56,461)	(12,846)	(6,848)
Adjusted net interest income	$234,386	$228,923	$207,267	$186,337	$160,983

Net income	$(18,927)	$192,926	$358,087	$(148,797)	$151,215
Less: Derivative forward value	114,093	(39,541)	(141,304)	223,774	23,388
Adjusted net income	$95,166	$153,385	$216,783	$74,977	$174,603

TIER Calculation

Table 36 presents our TIER and adjusted TIER for the years ended May 2015, 2014, 2013, 2012 and 2011.

Table 36: TIER and Adjusted TIER

	Year Ended May 31,
	2015	2014	2013	2012	2011
TIER (1) (2)	—	1.29	1.52	—	1.18
Adjusted TIER (3)	1.13	1.21	1.29	1.10	1.21
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) For the years ended May 31, 2015 and May 31, 2012, we reported a net loss of $19 million and $149 million, respectively; therefore, the TIER for this period results in a value below 1.00.
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

For computing compliance with our revolving credit agreement covenants, we are required to make these adjustments to our leverage ratio calculation. The revolving credit agreements prohibit us from incurring senior debt in an amount in excess of 10 times the sum of equity, members’ subordinated certificates and subordinated deferrable debt, as defined by the agreements. In addition to the adjustments we make to calculate the adjusted leverage ratio, guarantees to our member systems that have an investment-grade rating from Moody’s and S&P are excluded from the calculation of the leverage ratio under the terms of the revolving credit agreements.

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

Table 37 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics as of the years ended May 31, 2015, 2014, 2013, 2012 and 2011.

Table 37: Adjusted Financial Measures - Balance Sheet

(Dollars in thousands)	2015	2014	2013	2012	2011
Liabilities	$21,981,344	$21,262,369	$21,260,390	$19,460,580	$19,874,313
Less:
Derivative liabilities	(408,382)	(388,208)	(475,278)	(654,125)	(477,433)
Debt used to fund loans guaranteed by RUS	(179,241)	(201,863)	(210,815)	(219,084)	(226,695)
Subordinated deferrable debt	(400,000)	(400,000)	(400,000)	(186,440)	(186,440)
Subordinated certificates	(1,505,444)	(1,612,227)	(1,766,402)	(1,739,454)	(1,813,652)
Adjusted liabilities	$19,488,277	$18,660,071	$18,407,895	$16,661,477	$17,170,093
Total equity	$911,786	$970,374	$811,261	$490,755	$687,309
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	185,181	224,722	366,026	142,252	118,864
Year-to-date derivative forward value (gains) losses, net	114,093	(39,541)	(141,304)	223,774	23,388
Accumulated other comprehensive income (1)	(5,371)	(6,320)	(7,287)	(8,270)	(9,273)
Plus:
Subordinated certificates	1,505,444	1,612,227	1,766,402	1,739,454	1,813,652
Subordinated deferrable debt	400,000	400,000	400,000	186,440	186,440
Adjusted equity	$3,111,133	$3,161,462	$3,195,098	$2,774,405	$2,820,380
Guarantees (2)	$986,500	$1,064,822	$1,112,771	$1,249,330	$1,104,988
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $4 million of accumulated other comprehensive income as of May 31, 2015, $0.4 million of accumulated other comprehensive loss as of May 31, 2014, and $1 million of accumulated other comprehensive income as of May 31, 2013 and 2012, related to the unrecognized gains on our investments. It also excludes $4 million and $2 million of accumulated other comprehensive loss related to foreclosed assets as of May 31, 2015 and 2014, respectively, and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan as of May 31, 2015.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 38 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of the years ended May 31, 2015, 2014, 2013, 2012 and 2011.

Table 38: Leverage and Debt-to-Equity and Adjusted Leverage and Adjusted Debt-to-Equity Ratios

	2015	2014	2013	2012	2011
Leverage ratio (1)	25.19	23.01	27.58	42.20	30.52
Adjusted leverage ratio (2)	6.58	6.24	6.11	6.46	6.48
Debt-to-equity ratio (3)	24.11	21.91	26.21	39.65	28.92
Adjusted debt-to-equity ratio (4)	6.26	5.90	5.76	6.01	6.09
____________________________
(1) Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(2) Calculated based on adjusted total liabilities and guarantees at period end divided by adjusted total equity at period end, such calculation is presented in Table 37 above.
(3) Calculated based on total liabilities at period end divided by total equity at period end.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end, such calculation is presented in Table 37 above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk” and “Note 9—Derivative Financial Instruments.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying consolidated balance sheets of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
August 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the consolidated balance sheet of National Rural Utilities Cooperative Finance Corporation and subsidiaries (the "Company") as of May 31, 2013, and the accompanying related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Rural Utilities Cooperative Finance Corporation and subsidiaries as of May 31, 2013, and the results of their operations and their cash flows for the year ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
August 28, 2013

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$952,976	$957,540	$955,753
Interest expense	(635,684)	(654,655)	(692,025)
Net interest income	317,292	302,885	263,728
Provision for loan losses	21,954	(3,498)	70,091
Net interest income after provision for loan losses	339,246	299,387	333,819
Non-interest income:
Fee and other income	36,783	17,762	38,181
Derivative gains (losses)	(196,999)	(34,421)	84,843
Results of operations of foreclosed assets	(120,148)	(13,494)	(897)
Total non-interest income	(280,364)	(30,153)	122,127
Non-interest expense:
Salaries and employee benefits	(43,845)	(41,176)	(55,536)
Other general and administrative expenses	(32,685)	(31,390)	(28,646)
Provision for guarantee liability	520	(217)	4,772
Losses on early extinguishment of debt	(703)	(1,452)	(10,636)
Other	(687)	(69)	(5,064)
Total non-interest expense	(77,400)	(74,304)	(95,110)
Income (loss) before income taxes	(18,518)	194,930	360,836
Income tax expense	(409)	(2,004)	(2,749)
Net income (loss)	(18,927)	192,926	358,087
Less: Net income attributable to noncontrolling interests	(105)	(2,859)	(4,328)
Net income (loss) attributable to CFC	$(19,032)	$190,067	$353,759

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Net income (loss)	$(18,927)	$192,926	$358,087
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	4,295	(1,455)	165
Unrealized losses on foreclosed assets	(1,938)	(2,310)	—
Reclassification of derivative losses to net income	(959)	(983)	(1,004)
Defined benefit plan adjustments	(977)	—	—
Other comprehensive income (loss)	421	(4,748)	(839)
Total comprehensive income (loss)	(18,506)	188,178	357,248
Less: Total comprehensive income attributable to noncontrolling interest	(95)	(2,843)	(4,307)
Total comprehensive income (loss) attributable to CFC	$(18,601)	$185,335	$352,941

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONSOLIDATED BALANCE SHEETS

	May 31,
(Dollars in thousands)	2015	2014
Assets:
Cash and cash equivalents	$248,836	$338,715
Restricted cash	485	520
Time deposits	485,000	550,000
Investment securities	84,472	55,177
Loans to members	21,469,017	20,476,642
Less: Allowance for loan losses	(33,690)	(56,429)
Loans to members, net	21,435,327	20,420,213
Accrued interest and other receivables	197,828	200,656
Fixed assets, net	110,540	107,070
Debt service reserve funds	25,602	39,353
Debt issuance costs, net	47,071	42,058
Foreclosed assets, net	116,507	245,651
Derivative assets	115,276	209,759
Other assets	26,186	23,571
Total assets	$22,893,130	$22,232,743

Liabilities:
Accrued interest payable	$123,697	$118,381
Debt outstanding:
Short-term debt	3,127,754	4,099,331
Long-term debt	16,287,540	14,513,284
Subordinated deferrable debt	400,000	400,000
Members’ subordinated certificates:
Membership subordinated certificates	645,035	644,944
Loan and guarantee subordinated certificates	640,889	699,723
Member capital securities	219,520	267,560
Total members’ subordinated certificates	1,505,444	1,612,227
Total debt outstanding	21,320,738	20,624,842
Deferred income	75,579	78,040
Derivative liabilities	408,382	388,208
Other liabilities	52,948	52,898
Total liabilities	21,981,344	21,262,369

Commitments and contingencies

Equity:
CFC equity:
Retained equity	880,242	939,888
Accumulated other comprehensive income	4,080	3,649
Total CFC equity	884,322	943,537
Noncontrolling interest	27,464	26,837
Total equity	911,786	970,374
Total liabilities and equity	$22,893,130	$22,232,743

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2012	$2,413	$546,366	$272,126	$(346,941)	$473,964	$9,199	$483,163	$7,592	$490,755
Net income	920	81,449	138,133	133,257	353,759	—	353,759	4,328	358,087
Other comprehensive loss	—	—	—	—	—	(818)	(818)	(21)	(839)
Patronage capital retirement	—	(36,234)	—	429	(35,805)	—	(35,805)	(794)	(36,599)
Other	(828)	—	—	—	(828)	—	(828)	685	(143)
Balance as of May 31, 2013	$2,505	$591,581	$410,259	$(213,255)	$791,090	$8,381	$799,471	$11,790	$811,261
Net income	950	79,324	75,188	34,605	190,067	—	190,067	2,859	192,926
Other comprehensive loss	—	—	—	—	—	(4,732)	(4,732)	(16)	(4,748)
Patronage capital retirement	—	(40,565)	—	—	(40,565)	—	(40,565)	(400)	(40,965)
Other	(704)	—	—	—	(704)	—	(704)	12,604	11,900
Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	927	78,420	16,283	(114,662)	(19,032)	—	(19,032)	105	(18,927)
Other comprehensive loss	—	—	—	—	—	431	431	(10)	421
Patronage capital retirement	—	(39,779)	—	—	(39,779)	—	(39,779)	(362)	(40,141)
Other	(935)	(1)	1	100	(835)	—	(835)	894	59
Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(18,927)	$192,926	$358,087
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred income	(11,582)	(10,137)	(8,766)
Amortization of debt issuance costs and deferred charges	7,351	7,367	7,582
Amortization of discount on long-term debt	7,939	5,690	4,314
Amortization of issuance costs for revolving bank lines of credit	5,238	2,827	2,932
Depreciation	6,497	5,646	5,381
Provision for loan losses	(21,954)	3,498	(70,091)
Provision for guarantee liability	(520)	217	(4,772)
Results of operations of foreclosed assets	120,148	13,494	897
Derivative forward value	114,093	(39,541)	(141,304)
Changes in operating assets and liabilities:
Accrued interest and other receivables	(3,622)	(25,736)	17,092
Accounts payable	(2,358)	(1,390)	5,801
Accrued interest payable	5,316	(26,564)	(16,872)
Deferred income	9,122	62,460	8,352
Other	2,237	(772)	(5,152)
Net cash provided by operating activities	218,978	189,985	163,481
Cash flows from investing activities:
Advances on loans	(8,333,180)	(7,795,237)	(9,027,063)
Principal collections on loans	7,339,378	7,623,829	7,623,527
Net investment in fixed assets	(9,940)	(8,229)	(7,119)
Proceeds from foreclosed assets	16,709	13,667	48,144
Investments in foreclosed assets	(9,651)	(13,650)	(87,037)
Proceeds from (investments in) time deposits	65,000	150,000	(700,000)
Proceeds from early redemption of equity securities	—	—	57,578
Investments in equity securities	(25,000)	(25,000)	(30,000)
Change in restricted cash	35	7,176	(2)
Net cash used in investing activities	(956,649)	(47,444)	(2,121,972)
Cash flows from financing activities:
(Repayments of) proceeds from issuances of short-term debt, net	(1,042,483)	(122,385)	681,612
Proceeds from issuances of short-term debt with original maturity greater than 90 days	574,187	742,935	639,148
Repayments of short term-debt with original maturity greater than 90 days	(503,281)	(783,625)	(517,192)
Payments for issuance costs for revolving bank lines of credit	(3,249)	(3,121)	(3,159)
Proceeds from issuance of long-term debt	3,049,869	3,592,292	2,640,850
Payments for retirement of long-term debt	(1,296,620)	(3,122,790)	(1,569,555)
Proceeds from issuance of subordinated debt	—	—	395,724
Payments for retirement of subordinated debt	—	—	(186,440)
Proceeds from issuance of members’ subordinated certificates	74,842	153,921	66,620
Payments for retirement of members’ subordinated certificates	(166,275)	(307,271)	(34,780)
Payments for retirement of patronage capital	(39,198)	(40,030)	(35,036)
Payments for cash portion of debt exchange premium	—	(90,814)	(133,406)
Net cash provided by financing activities	647,792	19,112	1,944,386
Net increase (decrease) in cash and cash equivalents	(89,879)	161,653	(14,105)
Beginning cash and cash equivalents	338,715	177,062	191,167
Ending cash and cash equivalents	$248,836	$338,715	$177,062

See accompanying notes to consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$609,840	$665,334	$694,069
Cash paid for income taxes	210	157	89
Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$228	$—	$670
Patronage capital applied against loan balances	117	(160)	160
Noncontrolling interest patronage capital applied against loan balances	—	—	58
Charge-offs of allowance for loan losses applied against loan balances	999	1,606	19,122
Net decrease in debt service reserve funds/debt service reserve certificates	(13,751)	(450)	—
Collateral trust bonds issued as debt exchange premium	—	2,408	39,647

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

National Cooperative Services Corporation (“NCSC”) was incorporated in 1981 in the District of Columbia as a member-owned cooperative association. NCSC’s principal purpose is to provide financing to members of CFC, entities eligible to be members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by or provide significant benefit to certain members of CFC. As a member-owned cooperative lender, NCSC’s objective is to offer its members cost-based financial products and services consistent with sound financial management and is not to maximize net income. As of May 31, 2015, NCSC’s membership consisted primarily of distribution systems that were members of CFC or were eligible for such membership. NCSC’s results of operations and financial condition are consolidated with CFC in the accompanying financial statements. NCSC is headquartered with CFC in Dulles, Virginia. NCSC is a taxable cooperative that pays income tax on the full amount of its reportable taxable income and allowable deductions.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Items that require our most significant estimates and subjective judgments, and involve inherent uncertainty, include the allowance for loan losses, the determination of the fair value of our derivative instruments and impairment assessments related to our foreclosed assets. Our judgment regarding estimates and assumptions may change as new and unforeseen events occur; additional information is obtained through the passage of time; and through changes in economic conditions and the operating environment. Actual results could differ from our estimates.

Principles of Consolidation

The consolidated financial statements include CFC, RTFC and NCSC and certain entities created and controlled by CFC to hold foreclosed assets, after elimination of intercompany accounts and transactions. Unless stated otherwise, references to “we, “our” or “us” represent the consolidation of CFC, RTFC, NCSC and certain entities controlled by CFC to hold foreclosed assets.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFC established limited liability corporations and partnerships to hold foreclosed assets resulting from defaulted loans or bankruptcy. CFC owns and controls all of these entities and, therefore, consolidates their financial results. CFC presents the companies formed to hold foreclosed assets in one line on the consolidated balance sheets and the consolidated statements of operations. Foreclosed assets are held by two subsidiaries controlled by CFC. Denton Realty Partners, LP (“DRP”) holds assets including a land development loan and limited partnership interest in certain real estate developments and related receivables, developed lots and retail land. During the fourth quarter of the year ended May 31, 2015, all of DRP’s remaining assets were sold. Caribbean Asset Holdings (“CAH”) holds our investment in cable and telecommunications operating entities in the United States Virgin Islands (“USVI”), British Virgin Islands and St. Maarten.

Variable Interest Entities

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

All loans that require RTFC board approval also require approval by CFC for funding under RTFC’s credit facilities with CFC. CFC is not a member of RTFC and does not elect directors to the RTFC board. RTFC has a non-voting associate member relationship with CFC. RTFC members elect directors to the RTFC board based on one vote for each member. All loans that require NCSC board approval also require CFC board approval. CFC is not a member of NCSC. If CFC becomes a member of NCSC, it would control the nomination process for one NCSC director. NCSC members elect directors to the NCSC board based on one vote for each member within a district. NCSC is a service organization member of CFC.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third-party. As of May 31, 2015, CFC had guaranteed $61 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $66 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 12, Guarantees, as the debt and derivatives are reported on the consolidated balance sheet. As of May 31, 2015, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2016 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. As of May 31, 2015, RTFC had total assets of $494 million including loans outstanding to members of $386 million, and NCSC had total assets of $757 million including loans outstanding of $732 million. As of May 31, 2015, CFC had committed to lend RTFC up to $4,000 million, of which $367 million was outstanding. As of May 31, 2015, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $784 million was outstanding, representing $723 million of outstanding loans and $61 million of credit enhancements.

As of May 31, 2015, after taking into consideration systems that are members of both CFC and NCSC and eliminating memberships between CFC, RTFC and NCSC, our consolidated membership totaled 1,462 members and 229 associates. Our membership includes the following:

•	839 distribution systems;

•	72 power supply systems;

•	486 telecommunications members;

•	64 statewide and regional associations; and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	1 national association of cooperatives.

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

Investment Securities

Our investment securities, which are classified as available for sale, consist of investments in Federal Agricultural Mortgage Corporation (“Farmer Mac”) Series A Common Stock, Farmer Mac Series A, Series B and Series C Preferred Stock. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. We regularly evaluate our investment securities whose fair value has declined below the amortized cost to assess whether the decline in fair value is other than temporary. We recognize any other-than-temporary impairment amounts in earnings.

Loans to Members

Loans to members are classified as held for investment and reported at amortized cost, which is measured based on the outstanding principal balance net of unamortized deferred loan origination costs. Deferred loan origination costs are amortized using the straight-line method, which approximates the effective interest method, over the life of the loan as a reduction to interest income.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

according to a restructured loan agreement, but as a result of the troubled debt restructuring are required to be classified as impaired.

Collective Allowance

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

In addition to the allowance for loan losses for the general portfolio, we maintain a qualitative reserve for the general portfolio based on risk factors not captured in the collective allowance for loan losses. The overriding factor that creates the necessity for this additional component of loan loss reserves not captured in our loan loss model is lag in the timing of receipt of information regarding our borrowers. We actively monitor the operations and financial performance of our borrowers through the review of audited financial statements, review of borrower prepared financial statements (if required) and discussions with borrower management. As a result of the lag, there could be credit events or circumstances that exist with our borrowers for which we have not been made aware that could potentially lead to reassessing/downgrading of certain borrower risk ratings (“BRRs”) to better reflect the risk of default and ultimate loss. Additional qualitative considerations include our expectations with respect to loan workouts, risks associated with large loan exposures and economic and environmental factors.

To measure these additional risk factors supporting an additional reserve for the general portfolio, we perform an internal credit risk ratings portfolio stress test quantifying the impact that both upgrades and downgrades in internal credit risk ratings would have on our estimate of losses inherent in the portfolio.

Specific Allowance

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	pending legal action involving the borrower,

•	restructure agreements between us and the borrower and

•	estimates of the value of the borrower’s assets that have been pledged as collateral to secure our loans.

We generally measure impairment for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs. Loans are identified as collateral dependent if we believe that collateral is the expected source of repayment.

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

We recognize interest income on impaired loans on a case-by-case basis. An impaired loan to a borrower that is nonperforming will typically be placed on nonaccrual status and we will reverse all accrued and unpaid interest. We generally apply all cash received during the nonaccrual period to the reduction of principal, thereby foregoing interest income recognition. Interest income may be recognized on an accrual basis for restructured impaired loans where the borrower is performing and is expected to continue to perform based on agreed-upon terms. All of our restructured loans are troubled debt restructurings.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A loan is considered past due if a full payment of principal and interest is not received within 30 days of its due date. Once a borrower is classified as nonperforming, we typically place the loan on nonaccrual status and reverse any accrued and unpaid interest recorded during the period in which the borrower stopped performing. We generally apply all cash received during the nonaccrual period to the reduction of principal, thereby foregoing interest income recognition. The decision to return a loan to accrual status is determined on a case-by-case basis.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation expense ($6 million, $6 million and $5 million in fiscal years 2015, 2014 and 2013, respectively) is computed on the straight-line method over estimated useful lives ranging from 2 to 40 years. CFC owns its headquarters facility in Loudoun County, Virginia, which is included in the building and building equipment balance below. Fixed assets consisted of the following as of May 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Building and building equipment	$50,114	$50,008
Furniture and fixtures	5,309	5,071
Computer software and hardware	37,516	30,966
Other	968	916
Less: accumulated depreciation	(31,268)	(24,867)
Land	37,847	37,847
Construction-in-progress and software	10,054	7,129
Fixed assets, net	$110,540	$107,070

Debt Service Reserve Fund

As of May 31, 2015 and 2014, we had $26 million and $39 million, respectively, pledged to the trustee for our members’ obligations to repay tax-exempt bonds, for which we are the guarantor. The member cooperatives are required to purchase debt service reserve subordinated certificates from us as a condition to obtaining the guarantee. We are required to pledge the proceeds from the members’ purchase of the debt service reserve subordinated certificates to the trustee.

A deficiency in the fund may occur when (i) the member does not pay the full amount of the periodic debt service payments as due to the trustee or (ii) upon maturity, the trustee uses the amount of the debt service reserve fund to reduce the final payment required by the member. If there is a deficiency in the bond payment due from a member, the trustee will first use the pledged amounts in the related debt service reserve fund to make up the deficiency. If there is still a deficiency after the debt service reserve fund amount is used, then we are required to perform under our guarantee. The member cooperatives are required to make up any deficiency in their specific debt service reserve fund. We record a guarantee liability, which is

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the full amount of the tax-exempt bonds guaranteed. We do not have any additional liability specific to the debt service reserve fund as we have the right at any time to offset the member’s investment in the debt service subordinated certificate against the amount that the member is required to pay to replenish the debt service reserve fund. There were no deficiencies in the debt service reserve fund as of May 31, 2015 and 2014. Earnings on the debt service reserve fund inure to the benefit of the member cooperatives but are pledged to the trustee and used to reduce the periodic interest payments due from the member cooperatives.

During the year ended May 31, 2015, $14 million of guaranteed bonds requiring a debt service reserve fund were fully repaid, and no new guarantees requiring a debt service reserve fund were made. This resulted in a reduction of $14 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates. During the year ended May 31, 2014, $1 million guaranteed bonds requiring a debt service reserve fund were fully repaid and no new guarantees requiring a debt service reserve fund were made. This resulted in a reduction of $0.5 million to the debt service reserve fund and member investments in debt service reserve subordinated certificates for the year ended May 31, 2014. At maturity, the trustee uses the debt service reserve fund to repay the bonds, reducing the amount that the member must pay. The member is obligated to replenish the debt service reserve fund so the trustee can return the pledged funds to us since the guaranteed tax-exempt bonds have been repaid. We offset our requirement to repay the member the amount of the debt service reserve subordinated certificate against our right to collect the amount of the debt service reserve fund from the trustee. As a result, the member’s obligation to replenish the debt service reserve fund is met. The reduction to the debt service reserve fund and the debt service reserve subordinated certificates on our consolidated balance sheet are offsetting and disclosed as a non-cash transaction in the consolidated statement of cash flows. At inception of the guarantee transaction, the trustee sets aside the required debt service reserve fund amount out of the bond proceeds to be held as the asset pledged by CFC. CFC records a liability for the member’s investment in debt service reserve subordinated certificates and records an asset for the debt service reserve fund. Since the trustee holds the cash out of the proceeds, the increase to the debt service reserve fund and increase to the debt service reserve subordinated certificates are disclosed as a non-cash transaction in the consolidated statement of cash flows.

Foreclosed Assets

Foreclosed assets acquired through our lending activities in satisfaction of indebtedness currently are held in operating entities created and controlled by CFC and reported separately in our consolidated balance sheets under foreclosed assets, net. These assets are initially recorded at estimated fair value as of the date of acquisition. Subsequent to acquisition, foreclosed assets are carried at the lower of the recorded investment or fair value less estimated costs to sell. Fair value of the operating entities is determined based on either a market and income approach or a committed sales price. The results of foreclosed assets and any impairment write-down are recorded in our consolidated results of operations under results of operations of foreclosed assets.

Derivative Financial Instruments

We are an end user of derivative financial instruments and do not engage in derivative trading. We use derivatives, primarily interest rate swaps and treasury rate locks, to manage interest rate risk.

In accordance with the accounting standards for derivatives and hedging activities, we record derivative instruments at fair value as either a derivative asset or derivative liability on our consolidated balance sheets. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. Derivatives in a gain position are reported as derivative assets on our consolidated balance sheets, while derivatives in a loss position are reported as derivative liabilities. Accrued interest related to derivatives is reported on our consolidated balance sheets as a component of either accrued interest and other receivables or accrued interest payable.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of May 31, 2015 and 2014.

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

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the years ended May 31, 2015, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Interest on long-term fixed-rate loans	$886,545	$887,010	$874,287
Interest on long-term variable-rate loans	20,184	20,388	21,684
Interest on line of credit loans	26,411	31,376	32,378
Interest on restructured loans	15	136	13,956
Interest on nonperforming loans	—	236	—
Interest on investments	7,933	7,080	6,325
Fee income (1)	11,888	11,314	7,123
Total interest income	$952,976	$957,540	$955,753
____________________________
(1) Primarily related to conversion fees, which are deferred and recognized in interest income over the original loan interest rate pricing term using the effective interest method. Also includes a small portion of conversion fees that are intended to cover the administrative costs related to the conversion, which are recognized immediately.

Deferred income on the consolidated balance sheets primarily includes deferred conversion fees totaling $70 million and $73 million as of May 31, 2015 and 2014, respectively.

Interest Expense

The following table presents the components of interest expense for the years ended May 31, 2015, 2014 and 2013.

	Year Ended May 31,
(Dollars in thousands)	2015	2014	2013
Interest expense on debt:(1)
Short-term debt	$5,654	$5,899	$6,888
Medium-term notes	69,359	82,978	95,495
Collateral trust bonds	308,474	300,014	327,978
Subordinated deferrable debt	19,000	19,000	12,922
Subordinated certificates	63,604	79,328	81,920
Long-term notes payable	151,206	150,956	150,553
Debt issuance costs (2)	7,544	7,447	7,582
Fee expense (3)	10,843	9,033	8,687
Total interest expense	$635,684	$654,655	$692,025
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the extinguished debt as a component of non-interest expense in the gain (loss) on early extinguishment of debt line item.

On December 1, 2014, we redeemed $400 million of 1.00%, collateral trust bonds due February 2, 2015. The premium and unamortized issuance costs totaling $1 million were recorded as a loss on extinguishment of debt during the third quarter of fiscal year 2015.

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

The income tax benefit (expense) recorded in the consolidated statement of operations for the years ended May 31, 2015, 2014 and 2013 represents the income tax benefit (expense) for RTFC and NCSC at the applicable federal and state income tax rates resulting in a statutory tax rate of approximately 38%.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in our Form 10-K for the years ended May 31, 2014, 2013, 2012 and 2011. The most significant reclassification relates to the presentation of short-term and long-term debt. Effective August 31, 2014, we began classifying debt as either short-term or long-term based on the original contractual maturity at issuance. For reporting periods prior to August 31, 2014, we reported long-term debt maturing within one year as part of our short-term debt. The debt reclassification had no impact on our debt ratios or financial covenants.

Recently Issued but Not Yet Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2019. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC’s primary business and source of revenue is from lending.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new accounting guidance is effective for us beginning in the first quarter of fiscal year 2017. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new accounting guidance is effective for us beginning in the first quarter of fiscal year 2017. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES

The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which are classified as available for sale, as of May 31, 2015 and 2014.

	2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$264	$—	$30,264
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,250	—	26,250
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	900	—	25,900
Farmer Mac—Class A Common Stock	538	1,520	—	2,058
Total available-for-sale investment securities	$80,538	$3,934	$—	$84,472

	2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$(2,220)	$27,780
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	500	—	25,500
Farmer Mac—Class A Common Stock	538	1,359	—	1,897
Total available-for-sale investment securities	$55,538	$1,859	$(2,220)	$55,177

We did not have any investment securities in an unrealized loss position as of May 31, 2015. The gross unrealized loss on our Farmer Mac—Series A Non-Cumulative Preferred Stock of $2 million as of May 31, 2014 was largely attributable to changes in interest rates and not attributable to a deterioration in the credit quality of the issuer.

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

The outstanding principal balance of loans to members, unadvanced commitments and deferred loan origination costs, by loan type and member class, as of May 31, 2015 and 2014 are presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$19,543,274	$—	$18,175,656	$—
Long-term variable-rate loans	698,495	4,835,623	753,918	4,710,273
Loans guaranteed by RUS	179,241	—	201,863	—
Line of credit loans	1,038,210	9,294,127	1,335,488	9,201,805
Total loans outstanding (3)	21,459,220	14,129,750	20,466,925	13,912,078
Deferred loan origination costs	9,797	—	9,717	—
Loans to members	$21,469,017	$14,129,750	$20,476,642	$13,912,078

Member class:(2)
CFC:
Distribution	$16,095,043	$9,474,568	$15,035,365	$9,531,315
Power supply	4,181,481	3,273,501	4,086,163	3,025,423
Statewide and associate	65,466	127,473	67,902	105,961
CFC total	20,341,990	12,875,542	19,189,430	12,662,699
RTFC	385,709	288,810	449,546	304,500
NCSC	731,521	965,398	827,949	944,879
Total loans outstanding	$21,459,220	$14,129,750	$20,466,925	$13,912,078
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

Unadvanced Loan Commitments

A total of $2,765 million and $2,274 million of unadvanced commitments as of May 31, 2015 and 2014, respectively, represented unadvanced commitments related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit as of May 31, 2015 and the related maturities by fiscal year as follows:

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020
Committed lines of credit	$2,764,968	$78,885	$288,752	$800,250	$965,968	$631,113

The remaining unadvanced commitments totaling $11,365 million and $11,638 million as of May 31, 2015 and 2014, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the available balance under unadvanced commitments as of May 31, 2015 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,294,127	$5,370,133	$641,592	$1,194,842	$1,108,097	$802,063	$177,400
Long-term loans	4,835,623	862,311	1,046,660	851,338	1,046,234	985,439	43,641
Total	$14,129,750	$6,232,444	$1,688,252	$2,046,180	$2,154,331	$1,787,502	$221,041

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

During the years ended May 31, 2015, 2014 and 2013, we sold CFC loans with outstanding balances totaling $26 million, $111 million and $149 million, respectively, at par for cash. During the years ended May 31, 2015, 2014 and 2013, we recognized $3 million in servicing fees on direct loan sales.

Payment Status of Loans

The tables below show an analysis of the age of the recorded investment in loans outstanding by member class as of May 31, 2015 and 2014.

	2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$16,095,043	$—	$—	$—	$16,095,043	$7,221
Power supply	4,181,481	—	—	—	4,181,481	—
Statewide and associate	65,466	—	—	—	65,466	—
CFC total	20,341,990	—	—	—	20,341,990	7,221
RTFC	385,709	—	—	—	385,709	4,221
NCSC	731,521	—	—	—	731,521	294
Total loans outstanding	$21,459,220	$—	$—	$—	$21,459,220	$11,736

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$15,035,365	$—	$—	$—	$15,035,365	$7,584
Power supply	4,086,163	—	—	—	4,086,163	—
Statewide and associate	67,902	—	—	—	67,902	—
CFC total	19,189,430	—	—	—	19,189,430	7,584
RTFC	449,546	—	—	—	449,546	1,695
NCSC	827,949	—	—	—	827,949	400
Total loans outstanding	$20,466,925	$—	$—	$—	$20,466,925	$9,679

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our loan portfolio by risk rating category and member class based on available data as of May 31, 2015 and 2014.

	2015			2014
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$16,062,516	$32,527	$16,095,043	$15,018,642	$16,723	$15,035,365
Power supply	4,181,481	—	4,181,481	4,086,163	—	4,086,163
Statewide and associate	65,200	266	65,466	67,625	277	67,902
CFC total	20,309,197	32,793	20,341,990	19,172,430	17,000	19,189,430
RTFC	373,087	12,622	385,709	447,851	1,695	449,546
NCSC	727,159	4,362	731,521	825,736	2,213	827,949
Total loans outstanding	$21,409,443	$49,777	$21,459,220	$20,446,017	$20,908	$20,466,925

Credit Concentration

The service territories of our electric and telecommunications members are located throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. As of May 31, 2015 and 2014, loans outstanding to borrowers in any state or territory did not exceed 15% and 16%, respectively, of total loans outstanding. CFC, RTFC and NCSC each have policies limiting the amount of credit that can be extended to individual borrowers or a controlled group of borrowers. As of both May 31, 2015 and 2014, the total exposure outstanding to any one borrower or controlled group represented approximately 2% of total loans and guarantees outstanding. As of May 31, 2015, the 20 largest borrowers included 12 distribution systems and 8 power supply systems. As of May 31, 2014, the 20 largest borrowers included 11 distribution systems and 9 power supply systems.The following table shows the exposure to the 20 largest borrowers as a percentage of total credit exposure broken down by exposure type and by borrower type as of May 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Amount	%	Amount	%
Total by type:
Loans	$5,478,977	24%	$5,070,799	24%
Guarantees	374,189	2	555,818	2
Total credit exposure to 20 largest borrowers	$5,853,166	26%	$5,626,617	26%

Company:
CFC	$5,837,463	26%	$5,328,333	25%
NCSC	15,703	—	298,284	1
Total credit exposure to 20 largest borrowers	$5,853,166	26%	$5,626,617	26%

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the years ended May 31, 2015, 2014 and 2013.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(22,098)	1,250	(1,106)	(21,954)
Charge-offs	—	(999)	—	(999)
Recoveries	214	—	—	214
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690

	2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325
Provision for loan losses	4,142	(3,270)	2,626	3,498
Charge-offs	—	(1,606)	—	(1,606)
Recoveries	212	—	—	212
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429

	2013
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2012	$126,941	$8,562	$7,823	$143,326
Provision for loan losses	(66,785)	596	(3,902)	(70,091)
Charge-offs	(19,122)	—	—	(19,122)
Recoveries	212	—	—	212
Balance as of May 31, 2013	$41,246	$9,158	$3,921	$54,325

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of May 31, 2015 and 2014.

	2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$23,716	$4,138	$5,441	$33,295
Individually evaluated	—	395	—	395
Total ending balance of the allowance	$23,716	$4,533	$5,441	$33,690

Recorded investment in loans:
Collectively evaluated	$20,334,769	$381,488	$731,227	$21,447,484
Individually evaluated	7,221	4,221	294	11,736
Total recorded investment in loans	$20,341,990	$385,709	$731,521	$21,459,220

Loans to members, net (1)	$20,318,274	$381,176	$726,080	$21,425,530

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$45,600	$3,876	$6,527	$56,003
Individually evaluated	—	406	20	426
Total ending balance of the allowance	$45,600	$4,282	$6,547	$56,429

Recorded investment in loans:
Collectively evaluated	$19,181,846	$447,851	$827,549	$20,457,246
Individually evaluated	7,584	1,695	400	9,679
Total recorded investment in loans	$19,189,430	$449,546	$827,949	$20,466,925

Loans to members, net(1)	$19,143,830	$445,264	$821,402	$20,410,496
___________________________
(1) Excludes deferred origination costs of $10 million as of May 31, 2015 and 2014.

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of May 31, 2015 and 2014 are summarized below.

	2015		2014
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,221	$—	$7,584	$—
NCSC	294	—	—	—
Total	7,515	—	7,584	—

With a specific allowance recorded:
NCSC	—	—	400	20
RTFC	4,221	395	1,695	406
Total	4,221	395	2,095	426
Total impaired loans	$11,736	$395	$9,679	$426

The table below represents the average recorded investment in impaired loans and the interest income recognized by member class for the years ended May 31, 2015, 2014 and 2013.

	Average Recorded Investment			Interest Income Recognized
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
CFC/Distribution	$7,312	$10,850	$171,928	$—	$136	$13,956
CFC/Power Supply	—	4,250	5,000	—	5	—
NCSC	325	218	—	15	7	—
RTFC	1,438	6,235	6,942	—	224	—
Total impaired loans	$9,075	$21,553	$183,870	$15	$372	$13,956

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming and Restructured Loans

Nonperforming and restructured loans outstanding and unadvanced commitments to members are summarized as follows by loan type and by company as of May 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Nonperforming and restructured loans:
Nonperforming loans:
RTFC:
Long-term variable-rate loans	$—	$—	$1,695	$—
NCSC:
Line of credit loans	—	—	400	—
Total nonperforming loans	$—	$—	$2,095	$—

Restructured loans:
CFC:
Long-term fixed-rate loans(2)	$7,221	$—	$7,584	$—
RTFC:
Long-term variable-rate loans	4,221	—	—	—
NCSC:
Line of credit loans	294	—	—	—
Total restructured loans	$11,736	$—	$7,584	$—
___________________________
(1) The interest rate on unadvanced commitments is not set until drawn, therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) A borrower in this category also had a line of credit loan outstanding that was classified as performing as of May 31, 2015 and 2014. Unadvanced commitments related to this line of credit loan totaled $2 million and $3 million as of May 31, 2015 and 2014, respectively.

The following table shows foregone interest income as a result of holding loans on nonaccrual status as of each of the years ended May 31, 2015, 2014 and 2013.

(Dollars in thousands)	2015	2014	2013
Nonperforming loans	$123	$314	$597
Restructured loans	532	488	341
Total	$655	$802	$938

As of May 31, 2015, we had no loans classified as nonperforming. As of May 31, 2014, nonperforming loans totaled $2 million or 0.01%, of loans outstanding.

As of May 31, 2015 and 2014, we had restructured loans totaling $12 million, or 0.05%, of loans outstanding and $8 million, or 0.04%, of loans outstanding, respectively, all of which were performing according to their restructured terms. Interest income recognized on restructured loans was less than $1 million during the years ended May 31, 2015 and 2014.

We believe our allowance for loan losses was appropriate to cover the losses inherent in our loan portfolio as of May 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.
The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding as of May 31, 2015 and 2014. See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	2015	2014
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$6,551,836	$5,987,767
RUS guaranteed loans qualifying as permitted investments	156,665	161,372
Total pledged collateral	$6,708,501	$6,149,139
Collateral trust bonds outstanding	6,197,711	5,397,711

1994 indenture:
Distribution system mortgage notes	$905,656	$1,005,058
Collateral trust bonds outstanding	855,000	860,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,160,805	$1,907,607
Notes payable outstanding	1,910,688	1,667,505

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$19,260	$21,398
Cash	485	520
Total pledged collateral	$19,745	$21,918
Notes payable outstanding	16,529	18,230

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank (“FFB”) of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”.

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of May 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
FFB:
Distribution and power supply system mortgage notes on deposit	$4,943,746	$5,076,428
Notes payable outstanding	4,406,785	4,299,000

The $4,407 million and $4,299 million of notes payable to the FFB as of May 31, 2015 and 2014, respectively, contain a rating trigger related to our senior secured credit ratings from Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). A rating trigger event exists if our senior secured debt does not have at least two of the following ratings: (i) A- or higher from S&P, (ii) A3 or higher from Moody’s, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $4,944 million as of May 31, 2015, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. As of May 31, 2015, our senior secured debt ratings from S&P, Moody’s and Fitch were A, A1 and A+, respectively. As of May 31, 2015, all three companies had our ratings on stable outlook. Subsequent to May 31, 2015, on July 6, 2015, S&P revised its outlook of CFC to negative.

A total of $4,407 million and $4,299 million of these notes payable to the FFB as of May 31, 2015 and 2014, respectively, have a second trigger requiring that a director on the CFC Board of Directors satisfies the requirements of a financial expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002. A financial expert triggering event will occur if the financial expert position remains vacant for more than 90 consecutive days. If CFC does not satisfy the financial expert requirement, the mortgage notes on deposit at that time, which totaled $4,944 million as of May 31, 2015, would be pledged as collateral rather than held on deposit. The financial expert position on the CFC Board of Directors has been filled since March 2007.

NOTE 4—FORECLOSED ASSETS

Foreclosed asset activity as of and for the year ended May 31, 2015 is summarized below.

	2015
(Dollars in thousands)	CAH	DRP	Total
Balance as of beginning of period	$239,119	$6,532	$245,651
Results of operations	(9,677)	244	(9,433)
Impairment	(110,715)	—	(110,715)
Results of operations of foreclosed assets	(120,392)	244	(120,148)
Other comprehensive loss	(1,938)	—	(1,938)
Net cash proceeds	(282)	(6,776)	(7,058)
Balance as of end of period	$116,507	$—	$116,507

CAH

We recorded an initial investment in CAH of $254 million upon the completion of transfer of control of the U.S. Virgin Islands, British Virgin Islands and St. Maarten-based operating businesses of Innovative Communication Corporation (“ICC”) to CAH in October 2010 and March 2011.

As a result of certain events and developments during fiscal year 2015, the estimated CAH fair value was reduced below the carrying value, resulting in the recognition of an impairment charge of $111 million, of which $27 million was recorded in the second quarter and $84 million was recorded in the fourth quarter, which, together with CAH’s operating losses, resulted in a reduction in CAH’s carrying value to $117 million as of May 31, 2015, from $239 million as of May 31, 2014.

When we acquired CAH through foreclosure and bankruptcy in 2010 and 2011, our intent was to make the necessary investments to allow CAH to upgrade its infrastructure and technology and increase its customer base in order to position the company for sale. By the middle of fiscal year 2015, the program to update CAH’s network infrastructure was substantially completed, enabling the company to market enhanced services and transition existing customers to the new infrastructure. However, CAH experienced less than expected subscriber growth and lower than anticipated customer migration rates to its new network and Internet services, resulting in a revision to its forecasted revenues. In addition, the economic recovery in the service area has lagged improvements in the overall U.S. recovery and is slower than previously expected. After taking these multiple factors into consideration, we concluded that a triggering event had occurred requiring us to conduct an interim impairment test to evaluate certain CAH tangible and intangible assets for impairment and assess whether the estimated fair value of CAH was less than our carrying value. As a result of the aforementioned events, CAH cash flow forecasts utilized in the interim impairment test were lowered to reflect reduced revenues. To assess goodwill impairment, we estimated the fair value of CAH based on a market approach and an income approach (discounted cash flow

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method), both of which require significant judgment. In applying these approaches, we relied on a number of factors, including actual operating results, an updated cash flow forecast based on the developments during the quarter and future business plans, revised economic projections and market data. We also considered recent transaction activity and market multiples for the telecommunications industry. Based on our assessment, we recognized impairment on certain tangible assets, identifiable intangible assets and goodwill of $27 million during the second quarter of fiscal year 2015.

During the third quarter of fiscal 2015, following the completion of CAH’s infrastructure upgrade, we engaged in a formal process to initiate the sale of CAH. We retained a third-party consulting firm to manage the process, including identifying potential buyers and assisting with performing due diligence on the interested parties. CAH received non-binding indicators of interest (“IOI”) from multiple parties, including both strategic and financial buyers, for all or certain of CAH’s businesses. The interested parties were requested to include an approximate offering price range and information about the availability of funds and sources of financing for the transaction in their IOI. As of February 28, 2015, our carrying value of CAH fell within the range of the initial offering prices. Therefore, we concluded that there were no indicators of impairment of CAH as of the end of the third quarter. As the prospective purchasers performed further due diligence, the pool of potential buyers was narrowed, and, on June 26, 2015, CFC and CAH executed a non-binding letter of intent (“LOI”) to dispose of the telecommunications and cable television operations held by operating subsidiaries of CAH. The terms of the LOI, which assume a debt-free, cash-free transaction, together with our estimated costs to sell, resulted in an additional impairment charge of $84 million in the fourth quarter of fiscal year 2015, which reduced our carrying value of CAH to $117 million as of May 31, 2015. The costs to sell include estimated legal and other transaction-related costs of approximately $3 million.

The impairment charges contributed to a decrease in CAH’s total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets, to $173 million as of May 31, 2015, from $295 million as of May 31, 2014. CAH had total liabilities of $239 million and $236 million as of May 31, 2015 and 2014, respectively, and an equity deficit of $66 million and equity of $59 million, respectively. CAH’s total liabilities included loans and interest payable to CFC, which are eliminated in consolidation, of $185 million and $180 million as of May 31, 2015 and 2014, respectively.

DRP

During the fourth quarter of the year ended May 31, 2015, all of DRP’s remaining assets were sold. As such, our carrying value decreased to $0 as of May 31, 2015, from $7 million as of May 31, 2014. The decrease was due to the sale of DRP’s interest in bond reimbursement receivables and real estate properties throughout fiscal year 2015 for which we received proceeds of approximately $7 million.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding and the weighted-average interest rates as of May 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Debt Outstanding	Weighted- Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$984,954	0.15%	$1,973,557	0.14%
Commercial paper sold directly to members, at par (1)(2)	736,162	0.15	858,389	0.13
Select notes	671,635	0.29	548,610	0.27
Daily liquidity fund notes	509,131	0.08	486,501	0.06
Bank bid notes	—	—	20,000	0.60
Medium-term notes sold to members	225,872	0.65	212,274	0.63
Total short-term debt	$3,127,754	0.20	$4,099,331	0.17
___________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revolving Credit Agreements

As of May 31, 2015 and 2014, we had $3,420 million and $3,226 million, respectively, of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of May 31, 2015, which would then reduce the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements as of May 31, 2015 and 2014.

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	2015	2014	2015	2014	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$—	$145	$—	October 28, 2017	7.5 basis points
Five-year agreement	1,699,000	—	1,000	—	October 28, 2019	10 basis points
Three-year agreement	—	1,036,000	—	—	October 28, 2016	10 basis points
Four-year agreement	—	1,122,500	—	—	October 28, 2017	10 basis points
Five-year agreement	—	1,065,609	—	1,891	October 28, 2018	10 basis points
Total	$3,418,855	$3,224,109	$1,145	$1,891
___________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

On October 28, 2014, we amended the $1,123 million four-year and $1,068 million five-year revolving credit agreements to increase the total aggregate amount of commitments under the four-year and five-year agreements to $1,720 million and $1,700 million, respectively, and to extend the commitment termination date for the five-year agreement to October 28, 2019. Also, on October 28, 2014, we terminated the existing $1,036 million three-year revolving credit agreement that was scheduled to mature on October 28, 2016.

The facility fee and applicable margin under each agreement are determined by the pricing matrices in the agreements based on our senior unsecured credit ratings. With respect to the borrowings, we have the right to choose between a (i) Eurodollar rate plus an applicable margin or (ii) base rate calculated based on the greater of prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%, plus an applicable margin. Our ability to borrow or obtain a letter of credit under all of the agreements is not conditioned on the absence of material adverse changes with regard to CFC. We also have the right, subject to certain terms and conditions, to increase the aggregate amount of the commitments under each of the three-year credit facility and the five-year credit facility to a maximum of $2,200 million.

For calculating the required financial covenants in our revolving credit agreements, we adjust net income, senior debt and total equity to exclude the non-cash adjustments from the accounting for derivative financial instruments and foreign

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
The senior debt to total equity ratio includes adjustments to senior debt to exclude RUS-guaranteed loans, subordinated deferrable debt and members’ subordinated certificates. Total equity is adjusted to include subordinated deferrable debt and members’ subordinated certificates. Senior debt includes guarantees; however, it excludes:

◦	guarantees for members where the long-term unsecured debt of the member is rated at least BBB+ by S&P or Baa1 by Moody’s; and

◦
the payment of principal and interest by the member on the guaranteed indebtedness if covered by insurance or reinsurance provided by an insurer having an insurance financial strength rating of AAA by S&P Corporation or a financial strength rating of Aaa by Moody’s.

•	The CAH results of operations and other comprehensive income are eliminated from the CFC financial results used to calculate both the adjusted TIER ratio and the senior debt-to-equity ratio.

The following represents our required and actual financial ratios under the revolving credit agreements at or for the years ended May 31, 2015 and 2014.

		Actual
	Requirement	2015	2014
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.28	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.23
Maximum ratio of adjusted senior debt to total equity (1)	10.00	5.93	5.79
___________________________
(1) In addition to the adjustments made to the leverage ratio set forth in “Item 7. MD&A—Non-GAAP Financial Measures,” senior debt excludes guarantees to member systems that have certain investment-grade ratings by Moody’s and S&P. The TIER and debt-to-equity calculations include the adjustments set forth in “Item 7. MD&A—Non-GAAP Financial Measures” and exclude the results of operations and other comprehensive income for CAH.
(2) We must meet this requirement to retire patronage capital.

As of May 31, 2015 and 2014, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding and the weighted-average interest rates as of May 31, 2015 and 2014.

	2015				2014
(Dollars in thousands)	Maturity Date(1)	Interest Rate	Debt Outstanding	Weighted-Average Interest Rate	Debt Outstanding	Weighted-Average Interest Rate
Unsecured long-term debt:
Medium-term notes sold through dealers	2015 - 2032	0.53% - 8.00%	$2,749,894	2.55%	$2,228,459	2.68%
Medium-term notes sold to members	2015 - 2032	0.65% - 8.82%	392,298	1.44	285,988	1.82
Subtotal medium-term notes			3,142,192	2.41	2,514,447	2.58
Unamortized discount			(706)		(418)
Total unsecured medium-term notes			3,141,486		2,514,029
Guaranteed Underwriter Program notes payable	2025 - 2035	1.22% - 5.40%	4,406,785	3.14	4,299,000	3.15
Other unsecured notes payable	2022 - 2023	0% -9.07%	31,168	4.07	35,075	4.14
Subtotal unsecured notes payable			4,437,953	3.15	4,334,075	3.16
Unamortized discount			(626)		(770)
Total unsecured notes payable			4,437,327		4,333,305
Total unsecured long-term debt			7,578,813	2.84	6,847,334	2.95

Secured long-term debt:
Collateral trust bonds	2015 - 2032	1.10% - 10.38%	7,052,711	4.48	6,257,711	4.65
Unamortized discount			(271,201)		(277,496)
Total collateral trust bonds			6,781,510		5,980,215
Farmer Mac notes payable	2018 - 2045	0.61% - 1.03%	1,910,688	0.77	1,667,505	1.15
Other secured notes payable	2024	2.48% - 3.31%	16,529	2.91	18,230	2.94
Total secured notes payable			1,927,217	0.79	1,685,735	1.16
Total secured long-term debt			8,708,727	3.69	7,665,950	3.91
Total long-term debt			$16,287,540	3.30	$14,513,284	3.47
___________________________
(1) Maturity date is based on calendar year.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of long-term debt maturing in each of the five fiscal years subsequent to May 31, 2015 and thereafter is presented in the table below.

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2016	$1,690,286	2.12%
2017	2,060,130	2.19
2018	980,881	4.20
2019	1,821,542	6.91
2020	937,252	2.12
Thereafter	8,797,449	3.07
Total	$16,287,540	3.30

Medium-Term Notes

Medium-term notes represent unsecured obligations that may be issued through dealers in the capital markets or directly to our members.

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding. During the year ended May 31, 2015, we issued a total of $1,200 million collateral trust bonds with an average coupon of 2.43% and maturities ranging between 2019 and 2025. On December 1, 2014, we redeemed $400 million of 1.00% collateral trust bonds due February 2, 2015. The premium and unamortized issuance costs totaling $1 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2015.

Unsecured Notes Payable

As of May 31, 2015 and 2014, we had unsecured notes payable totaling $4,407 million and $4,299 million, respectively, outstanding under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of May 31, 2015, $4,407 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the year ended May 31, 2015, we borrowed $124 million under our committed loan facilities with the FFB. On November 18, 2014, we closed on a commitment from RUS to guarantee a loan from the FFB for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under FFB loan facilities with a 20-year maturity repayment period for advances made through October 15, 2017. As of May 31, 2015, we had up to $750 million available under committed loan facilities from the FFB as part of this program. On July 31, 2015, we borrowed $250 million under the Guaranteed Underwriter Program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program.

Secured Notes Payable

As of May 31, 2015 and 2014, secured notes payable include $1,911 million and $1,668 million, respectively, in debt outstanding to Farmer Mac under a note purchase agreement totaling $4,500 million and $3,900 million, respectively. On January 8, 2015, the commitment amount under the Farmer Mac note purchase agreement was increased by $600 million to $4,500 million, and the draw period was extended by four years to January 11, 2020. Under the terms of the note purchase agreement in place as of May 31, 2015, we could borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any such anniversary date, Farmer Mac provided CFC with a notice that the draw period would not be extended beyond the remaining term. During the year ended May 31, 2015, we borrowed a total of $480 million under the note purchase agreement with Farmer Mac. On July 7, 2015, we borrowed $180 million under the note purchase agreement with Farmer Mac and on July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac for an additional $300 million.

The agreement with the Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding under the note purchase agreement is not more than the total available under the agreement. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the agreement. See “Note 3—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

As of May 31, 2015 and 2014, we were in compliance with all covenants and conditions under our senior debt indentures.

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

As of May 31, 2015 and 2014, we had $400 million of 4.75% subordinated deferrable debt outstanding due 2043. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

NOTE 8—MEMBERS' SUBORDINATED CERTIFICATES

Membership Subordinated Certificates

CFC members may be required to purchase membership subordinated certificates as a condition of membership. Such certificates are interest-bearing, unsecured, subordinated debt. Members may purchase the certificates over time as a percentage of the amount they borrow from CFC. Membership certificates typically have an original maturity of 100 years and pay interest at 5% semi-annually. The weighted-average maturity for all membership subordinated certificates outstanding as of May 31, 2015 and 2014 was 61 years and 62 years, respectively. RTFC and NCSC members are not required to purchase membership certificates as a condition of membership.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Member Capital Securities

CFC offers member capital securities to its voting members. Member capital securities are interest-bearing unsecured obligations of CFC and are subordinate to all of our existing and future senior indebtedness and all existing and future subordinated indebtedness of CFC that may be held by or transferred to non-members of CFC, but rank proportionally to our member subordinated certificates. Series 2008 member capital maturities mature 35 years from the date of issuance pay interest at 5% and are callable at par at our option five years from the date of issuance and anytime thereafter. Series 2013 member capital securities mature 30 years from the date of issuance, typically pay interest at 5% and are callable at par at our option 10 years from the date of issuance and anytime thereafter. These securities represent voluntary investments in CFC by the members.

During fiscal year 2014, the CFC Board of Directors authorized management to execute the call of our 7.5% member capital securities and offer members the option to invest in the series 2013 of member capital securities that currently have a 5% interest rate. As of May 31, 2015, all $387 million of the 7.5%member capital securities were redeemed. As of May 31, 2015, members have invested $219 million in the series 2013 member capital securities.

Information with respect to members’ subordinated certificates as of May 31, 2015 and 2014 is as follows:

	2015		2014
(Dollars in thousands)	Amounts Outstanding	Weighted- Average Interest Rate	Amounts Outstanding	Weighted- Average Interest Rate
Number of subscribing members	911		909
Membership subordinated certificates:
Certificates maturing 2020 through 2095	$628,916		$628,749
Subscribed and unissued (1)	16,119		16,195
Total membership subordinated certificates	645,035	4.89%	644,944	4.90%
Loan and guarantee subordinated certificates:
3% certificates maturing through 2040	110,164		110,219
3% to 12% certificates maturing through 2047	301,361		329,748
Non-interest bearing certificates maturing through 2047	229,126		258,789
Subscribed and unissued (1)	238		967
Total loan and guarantee subordinated certificates	640,889	2.94	699,723	3.01
Member capital securities:
Securities maturing through 2048	219,520	5.00	267,560	6.12
Total members’ subordinated certificates	$1,505,444	4.08	$1,612,227	4.28
___________________________
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of members’ subordinated certificates maturing in each of the five fiscal years following May 31, 2015 and thereafter is presented in the table below.

(Dollars in thousands)	Amount Maturing	Weighted-Average Interest Rate
2016	$22,544	2.62%
2017	11,520	4.10
2018	10,755	2.90
2019	10,571	3.60
2020	11,334	5.39
Thereafter	1,322,381	4.46
Total(1)	$1,389,105	4.42
___________________________
(1) Excludes loan subordinated certificates totaling $116 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

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

Outstanding Notional Amount and Maturities of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of May 31, 2015 and 2014. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	2015			2014
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed-receive variable	$5,776,533	3.15%	0.28%	$5,322,809	3.33%	0.21%
Pay variable-receive fixed	3,849,000	0.79	3.09	3,124,000	0.85	3.62
Total interest rate swaps	$9,625,533	2.21	1.40	$8,446,809	2.41	1.48

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the notional amount and maturities by fiscal year and thereafter for the interest rate exchange agreements to which we were a party as of May 31, 2015.

		Notional Amortization and Maturities
	Notional Amount
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Interest rate exchange agreements	$9,625,533	$677,906	$1,538,188	$678,356	$535,698	$1,063,825	$5,131,560

Impact of Derivatives on Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of May 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$115,276	$3,448,615	$209,759	$3,817,593
Derivative liabilities	(408,382)	6,176,918	(388,208)	4,629,216
Total	$(293,106)	$9,625,533	$(178,449)	$8,446,809

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above in “Note 1—Summary of Significant Accounting Policies,” we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our consolidated balance sheets as of May 31, 2015 and 2014, and provides information on the impact of netting provisions and collateral pledged.

	2015
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$115,276	$—	$115,276	$115,276	$—	$—
Derivative liabilities:
Interest rate swaps	408,382	—	408,382	115,276	—	293,106

	2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$209,759	$—	$209,759	$169,700	$—	$40,059
Derivative liabilities:
Interest rate swaps	388,208	—	388,208	169,700	—	218,508

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Derivatives on Consolidated Statements of Operations

Derivative gains (losses) reported in our consolidated statements of operations consist of derivative cash settlements and derivative forward value. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts.

The following table presents the components of the derivative gains (losses) reported in our consolidated statements of operations for our interest rate swaps for the years ended May 31, 2015, 2014 and 2013.

(Dollars in thousands)	2015	2014	2013
Derivative cash settlements	$(82,906)	$(73,962)	$(56,461)
Derivative forward value	(114,093)	39,541	141,304
Derivative gains (losses)	$(196,999)	$(34,421)	$84,843

Credit-Risk-Related Contingent Features in Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of May 31, 2015. Moody’s and S&P had our ratings on stable outlook as of May 31, 2015. Subsequent to May 31, 2015, on July 6, 2015, S&P revised its outlook of CFC to negative.

The table below displays the notional amounts of our derivative contracts with rating triggers as of May 31, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
fall to Baa1/BBB+	$5,122,355	$(180,384)	$1,114	$(179,270)
falls to Baa3/BBB-	1,789,236	(15,981)	—	(15,981)
falls below Baa3/BBB-	586,715	(24,333)	—	(24,333)
falls to or below Ba3/BB(1)	50,000	(6)	—	(6)
Total	$7,548,306	$(220,704)	$1,114	$(219,590)
___________________________
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $218 million as of May 31, 2015. The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $1 million as of May 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the CFC Board of Directors authorized the allocation of $1 million of fiscal year 2014 net earnings to the Cooperative Educational Fund. In July 2014, the CFC Board of Directors authorized the allocation of the fiscal year 2014 net earnings as follows: $75 million to the members' capital reserve and $79 million to members in the form of patronage. In July 2014, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $40 million, representing 50% of the fiscal year 2014 allocation. This amount was returned to members in cash in September 2014.

In July 2015, the CFC Board of Directors authorized the allocation of the fiscal year 2015 net earnings as follows: $1 million to the Cooperative Educational Fund, $16 million to the members’ capital reserve and $78 million to members in the form of patronage. In July 2015, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $39 million, representing 50% of the fiscal year 2015 allocation. This amount will be returned to members in cash in the second quarter of fiscal year 2016. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Total equity includes noncontrolling interest, which represents 100% of RTFC and NCSC equity, as the members of RTFC and NCSC own or control 100% of the interest in their respective companies. In accordance with District of Columbia cooperative law and its bylaws and board policies, RTFC allocates its net earnings to its patrons, a cooperative educational fund and a general reserve, if necessary. RTFC’s bylaws require that it allocate at least 1% of net income to a cooperative educational fund. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. An allocation to the general reserve is made, if necessary, to

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintain the balance of the general reserve at 50% of the membership fees collected. The remainder is allocated to borrowers in proportion to their patronage. RTFC retires at least 20% of the allocation for that year to members in cash prior to filing the applicable tax return. Any additional amounts are retired as determined by the board of directors with due regard for RTFC’s financial condition. In December 2014, the RTFC Board of Directors approved the allocation of earnings for the year ended May 31, 2014 with 99% allocated to members and 1% allocated to the Cooperative Educational Fund. A total of $1.2 million was allocated to members as follows: $0.2 million in cash and $1 million in the form of certificates to be redeemed at a later date. In January 2015, RTFC distributed the $0.2 million cash portion of the allocation to members, representing 20% of allocated net earnings for fiscal year 2013. NCSC’s bylaws require that it allocate at least 0.25% of its net earnings to a cooperative educational fund and an amount to the general reserve required to maintain the general reserve balance at 50% of membership fees collected. Funds from the cooperative educational fund are disbursed annually to fund the teaching of cooperative principles and for other cooperative education programs. The NCSC Board of Directors has the authority to determine if and when net earnings will be allocated and retired. There is no effect on noncontrolling interest as a result of RTFC and NCSC allocating net earnings to borrowers or board-approved reserves. There is a reduction to noncontrolling interest as a result of the cash retirement of amounts allocated to borrowers or to disbursements from board-approved reserves.

Equity includes the following components as of May 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Membership fees	$976	$973
Educational fund	1,767	1,778
Total membership fees and educational fund	2,743	2,751
Patronage capital allocated	668,980	630,340
Members' capital reserve	501,731	485,447
Unallocated net income (loss) (1)	(6,135)	(6,238)
Total members equity (1)	1,167,319	1,112,300
Prior years cumulative derivative forward value and foreign currency adjustments	(172,412)	(207,025)
Current year derivative forward value gain (loss)(2)	(114,665)	34,613
Cumulative derivative forward value and foreign currency adjustments	(287,077)	(172,412)
CFC retained equity	880,242	939,888
Accumulated other comprehensive income	4,080	3,649
Total CFC equity	884,322	943,537
Noncontrolling interests	27,464	26,837
Total equity	$911,786	$970,374
____________________________
(1) Excludes derivative forward value.
(2) Represents the derivative forward value income (loss) recorded by CFC for the year-to-date period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the years ended May 31, 2015 and 2014.

	2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$(361)	$6,320	$(2,310)	$—	$3,649
Unrealized gains	4,295	—	—	—	4,295
Unrealized losses	—	—	(1,938)	(1,050)	(2,988)
Losses reclassified into earnings	—	—	—	73	73
Gains reclassified into earnings	—	(949)	—	—	(949)
Other comprehensive income	4,295	(949)	(1,938)	(977)	431
Ending balance	$3,934	$5,371	$(4,248)	$(977)	$4,080

	2014
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$1,094	$7,287	$—	$—	$8,381
Unrealized gains	—	—	—	—	—
Unrealized losses	(1,455)	—	(2,310)	—	(3,765)
Gains reclassified into earnings	—	(967)	—	—	(967)
Other comprehensive income	(1,455)	(967)	(2,310)	—	(4,732)
Ending balance	$(361)	$6,320	$(2,310)	$—	$3,649

Approximately $1 million of the accumulated other comprehensive income is expected to be reclassified into earnings over the next 12 months.

NOTE 11—EMPLOYEE BENEFITS

NRECA Retirement Security Plan

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	If CFC chooses to stop participating in the Plan, CFC may be required to pay a withdrawal liability representing an amount based on the underfunded status of the Plan.

In the Plan, a certified zone status determination is not required, and therefore not determined, under the Pension Protection Act of 2006. In total, the Plan was more than 80 percent funded at January 1, 2015 and 2014, based on the Pension Protection Act (“PPA”) funding target and PPA actuarial value of assets on those dates. CFC made contributions of $3 million, $4 million, and $17 million during fiscal years 2015, 2014 and 2013, respectively. The contribution made during fiscal year 2013 includes a voluntary $13 million payment made in January 2013. CFC made this payment to obtain a reduction in the base rate it will pay for the pension plan in all future periods. In each of these years, these contributions represented less than 5 percent of total contributions made to the plan by all participating employers. There are no collective bargaining agreements in place that cover CFC’s employees. As of May 31, 2015, CFC’s contribution rate did not include a surcharge, there were no funding improvement plans or rehabilitation plans implemented or pending and there were no required minimum contributions.

Pension Restoration Plan

The Economic Growth and Tax Relief Act of 2001 set a limit of $265,000 for calendar year 2015 on the compensation to be used in the calculation of pension benefits. To restore potential lost benefits, we adopted a Pension Restoration Plan administered by NRECA. Under the Plan, the amount that NRECA invoices CFC for the Retirement Security Plan will continue to be based on the full compensation paid to each employee. Upon the retirement of a covered employee, NRECA will calculate the retirement and security benefit to be paid with consideration of the compensation limits and will pay the maximum benefit thereunder. NRECA will also calculate the retirement and security benefit that would have been available without consideration of the compensation limits and CFC will pay the difference. NRECA will then give CFC a credit against future retirement and security contribution liabilities in the amount paid by CFC to the covered employee.

The Pension Restoration Plan is an unfunded, unsecured deferred compensation plan (“Deferred Compensation Pension Restoration Plan”). The benefit and payout formula under the restoration component of the Retirement Security Plan is similar to that under the qualified plan component. However, four of the named executive officers have satisfied the provisions established to receive the benefit from this plan. Since there is no longer a risk of forfeiture of the benefit under the Pension Restoration Plan, distributions will be made from the plan to each of those named executive officers annually and credited back to CFC by NRECA on following pension invoices.

Executive Benefit Restoration Plan

NRECA has restricted additional participation in the Pension Restoration Plan. We therefore adopted a top-hat Executive Benefit Restoration Plan, effective January 1, 2015. The Executive Benefit Restoration Plan is a nonqualified, unfunded plan maintained by CFC to provide retirement benefits to a select group of senior management employees whose compensation exceed IRS limits for qualified defined benefit plans. There is a risk of forfeiture if participants leave the company prior to becoming fully vested in the Executive Benefit Restoration Plan. At adoption of this plan on January 1, 2015, we recorded an unfunded pension obligation of $1 million and an offsetting adjustment to AOCI. The pension obligation is included on our consolidated balance sheet as a component of other liabilities.

Defined Contribution Plan

CFC offers a 401(k) defined contribution savings program, the 401(k) Pension Plan, to all employees who have completed a minimum of 1000 hours of service in either the first 12 consecutive months or first full calendar year of employment. CFC contributes an amount up to 2 percent of an employee’s salary each year for all employees participating in the program with a minimum 2 percent employee contribution. CFC contributed $0.5 million to the plan during each of the fiscal years 2015, 2014 and 2013.

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

The following table summarizes total guarantees by type of guarantee and member class as of May 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Total by type:
Long-term tax-exempt bonds	$489,520	$518,360
Letters of credit	382,233	431,064
Other guarantees	114,747	115,398
Total	$986,500	$1,064,822

Total by member class:
CFC:
Distribution	$172,104	$165,559
Power supply	763,746	826,231
Statewide and associate	17,025	5,397
CFC total	952,875	997,187
RTFC	1,574	2,304
NCSC	32,051	65,331
Total	$986,500	$1,064,822

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

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of May 31, 2015, our maximum potential exposure for the $72 million of fixed-rate tax-exempt bonds is $102 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $418 million and $445 million as of May 31, 2015 and 2014, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue. If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $63 million is secured as of May 31, 2015. As of May 31, 2015 and 2014 the letters of credit include $76 million and $125 million, respectively, to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table, under master letter of credit facilities in place as of May 31, 2015, we may be required to issue up to an additional $105 million in letters of credit to third parties for the benefit of our members. As of May 31, 2015, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Also, as of May 31, 2015 we had hybrid letter of credit facilities totaling $1,659 million that represent commitments that may be used for the issuance of letters of credit or line of credit loan advances, at the option of a borrower, and are included in unadvanced loan commitments for line of credit loans reported in “Note 3— Loans and Commitments.” Hybrid letter of credit facilities subject to material adverse change clauses at the time of issuance totaled $360 million as of May 31, 2015. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions. The remaining commitment under hybrid letter of credit facilities of $1,299 million may be used for the issuance of letters of credit as long as the borrower is in compliance with the terms and conditions of the facility.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of May 31, 2015 and 2014, we had $434 million and $418 million of guarantees, respectively, representing 44% and 39%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of May 31, 2015, we were the liquidity provider for a total of $494 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the year ended May 31, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of May 31, 2015 and 2014, we recorded a guarantee liability of $20 million and $22 million, respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of May 31, 2015 and 2014 was $1 million and $2 million, respectively, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $19 million and $20 million as of May 31, 2015 and 2014, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

Activity in the guarantee liability account, which is presented in other liabilities, is summarized below as of and for the years ended May 31, 2015, 2014 and 2013.

(Dollars in thousands)	2015	2014	2013
Beginning balance	$22,091	$24,742	$28,663
Net change in non-contingent liability	(1,654)	(2,868)	851
Provision for contingent guarantee liability	(520)	217	(4,772)
Ending balance	$19,917	$22,091	$24,742

Liability as a percentage of total guarantees	2.02%	2.07%	2.22%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the scheduled maturities of our outstanding guarantees in each of the five fiscal years following May 31, 2015 and thereafter:

(Dollars in thousands)	Amount Maturing
2016	$207,330
2017	35,198
2018	209,711
2019	18,087
2020	63,345
Thereafter	452,829
Total	$986,500

NOTE 13—FAIR VALUE MEASUREMENTS

Fair Value

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized below:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

•	Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

•	Level 3: Unobservable inputs

Assets and liabilities measured at fair value on either a recurring or non-recurring basis on the consolidated balance sheets as of May 31, 2015 and 2014 consisted of investments in common and preferred stock, derivative instruments, and nonperforming collateral-dependent loans.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 and 2014 consisted of our derivative instruments, investments in common and preferred stock and deferred compensation investments. The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Investment securities	$84,472	$—	$55,177	$—
Deferred compensation investments	4,294	—	4,156	—
Derivative assets	—	115,276	—	209,759
Derivative liabilities	—	408,382	—	388,208

Derivative Instruments

We account for derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. We only enter into swap agreements with counterparties that are participating in our revolving lines of credit at the time the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange agreements are executed. All of our swap agreements are subject to master netting agreements. There is not an active secondary market for the types of interest rate swaps we use.

We use an internal model to calculate the value of our derivatives based on discounted cash flows utilizing observable market inputs. To calculate fair value, we determine the forward curve. The forward curve allows us to determine the projected floating rate cash flows and the discount factors needed to calculate the net present value of each interest payment. The significant observable market inputs for our derivatives include spot LIBOR rates, Eurodollar futures contracts, and market swap rates. We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

Fair values for our interest rate swaps are classified as a Level 2 valuation. We record the change in the fair value of our derivatives for each reporting period in the derivative gains (losses) line, included in non-interest income in the consolidated statements of operations, as currently none of our derivatives qualify for hedge accounting.

Investments in Preferred and Common Stock

Our investments in equity securities consist of investments in Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock, which are recorded in the consolidated balance sheets at fair value. We determine the fair value of these investments based on the quoted price on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted. Fair values for these securities are classified as a Level 1 valuation. For the years ended May 31, 2015 and 2014, we recorded an unrealized gain of $4 million and unrealized loss of $1 million, respectively, in accumulated other comprehensive income on the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. Any adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis as of May 31, 2015 and 2014 consisted of certain nonperforming collateral-dependent loans and foreclosed assets. The fair value of these assets is determined based on the use of significant unobservable inputs, which are considered Level 3 in the fair value hierarchy. We provide additional information on foreclosed assets in “Note 1—Summary of Significant Accounting Policies” and “Note 4—Foreclosed Assets.”

Nonperforming Collateral-Dependent Loans

As of May 31, 2015 and 2014, we measured certain collateral-dependent nonperforming loans at fair value. We utilize the fair value of the collateral underlying the loan to determine the specific allowance for loan loss. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable input used in the determination of fair value for the specific nonperforming loans was a multiple of earnings before interest, taxes, depreciation and amortization of 3.5x as of May 31, 2014. The material inputs used in estimating fair value by both internal staff and third-party specialists are Level 3 within the fair value hierarchy. In these instances, the valuation is considered to be a non-recurring item. The significant unobservable inputs for estimating the fair value of nonperforming collateral-dependent loans are obtained from third-party specialists and reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inputs, we use the final unadjusted third-party valuation analysis as support for any financial statement adjustments and disclosures to the financial statements.

Because of the balance of nonperforming collateral-dependent loans, we do not believe that changes in the significant unobservable inputs used in the determination of the fair value will have a material impact on the fair value measurement of these assets or our results of operations. The following table displays the carrying value and fair value of these loans as of May 31, 2015 and 2014 and the total losses for the May 31, 2015 and 2014.

	Level 3 Fair Value		Total Losses
(Dollars in thousands)	2015	2014	2015	2014
Nonperforming loans, net of specific reserves	$—	$1,669	$—	$—

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and fair values of our financial instruments as of May 31, 2015 and 2014 are presented below.

	2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,836	$248,836	$248,836	$—	$—
Restricted cash	485	485	485	—	—
Time deposits	485,000	485,000	—	485,000	—
Investment securities	84,472	84,472	84,472	—	—
Deferred compensation investments	4,294	4,294	4,294	—	—
Loans to members, net	21,435,327	21,961,048	—	—	21,961,048
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	115,276	115,276	—	115,276	—

Liabilities:
Short-term debt	3,127,754	3,127,541	1,494,131	1,633,410	—
Long-term debt	16,287,540	17,356,223	—	10,878,302	6,477,921
Guarantee liability	19,917	22,545	—	—	22,545
Derivative instruments	408,382	408,382	—	408,382	—
Subordinated deferrable debt	400,000	406,000	—	406,000	—
Members’ subordinated certificates	1,505,444	1,505,444	—	—	1,505,444

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$338,715	$338,715	$338,715	$—	$—
Restricted cash	520	520	520	—	—
Time deposits	550,000	550,000	—	550,000	—
Investment securities	55,177	55,177	55,177	—	—
Deferred compensation investments	4,156	4,156	4,156	—	—
Loans to members, net	20,420,213	21,000,687	—	—	21,000,687
Debt service reserve funds	39,353	39,353	39,353	—	—
Derivative instruments	209,759	209,759	—	209,759	—

Liabilities:
Short-term debt	4,099,331	4,099,534	2,480,166	1,619,368	—
Long-term debt	14,513,284	15,738,970	—	9,618,645	6,120,325
Guarantee liability	22,091	24,946	—	—	24,946
Derivative instruments	388,208	388,208	—	388,208	—
Subordinated deferrable debt	400,000	385,744	—	385,744	—
Members’ subordinated certificates	1,612,227	1,612,227	—	—	1,612,227

We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. There were no transfers between levels of the fair value hierarchy during the years ended May 31, 2015 and 2014.

With the exception of redeeming debt under early redemption provisions, terminating derivative instruments under early termination provisions and allowing borrowers to prepay their loans, we held and intend to hold all financial instruments to maturity excluding common stock and preferred stock investments that have no stated maturity. Below is a summary of significant methodologies used in estimating fair value amounts as of May 31, 2015 and 2014.

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

Investment Securities
Our investments consist of Farmer Mac Series A, Series B and Series C preferred stock and Class A common stock. These securities are classified as available-for-sale and reported at fair value in our consolidated balance sheets. We determine the fair value based on quoted prices on the stock exchange where the stock is traded. That stock exchange is an active market based on the volume of shares transacted.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time Deposits
Time deposits with financial institutions in interest-bearing accounts have maturities of less than one year as of the reporting date and are valued at the carrying value, which approximates fair value.

Deferred Compensation Investments
CFC offers a nonqualified 457(b) deferred compensation plan to highly compensated employees. Such amounts deferred by employees are invested by the company. The deferred compensation investments are presented as other assets in the consolidated balance sheets in the other assets category at fair value. We calculate fair value based on the quoted price on the stock exchange where the funds are traded. That stock exchange is an active market based on the volume of shares transacted. The amounts are invested in highly liquid indices and mutual funds.

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

Loans with different risk characteristics, specifically nonperforming and restructured loans, are valued by using collateral valuations or by adjusting cash flows for credit risk and discounting those cash flows using the current rates at which similar loans would be made by us to borrowers for the same remaining maturities. See “Note 13—Fair Value Measurement” for more details about how we calculate the fair value of certain nonperforming loans.

The carrying value of our variable-rate loans adjusted for credit risk approximates fair value since variable-rate loans are eligible to be reset at least monthly.

Debt Service Reserve Funds
Debt service reserve funds represent cash and/or investments on deposit with the bond trustee for tax-exempt bonds that we guarantee. Debt service reserve fund investments include actively traded tax exempt municipal bonds and commercial paper. Carrying value is considered to be equal to fair value.

Short-Term Debt
Short-term debt consists of commercial paper, select notes, bank bid notes, daily liquidity fund notes and medium-term notes. The fair value of short-term debt with maturities less than or equal to 90 days is carrying value, which is a reasonable estimate of fair value. The fair value of short-term debt with maturities greater than 90 days is estimated based on discounted cash flows and quoted market rates for debt with similar maturities. Short-term debt classified within Level 1 of the fair value hierarchy includes dealer commercial paper, bank bid notes and daily liquidity fund notes. Short-term debt classified within Level 2 of the fair value hierarchy is comprised of member commercial paper and select notes and is determined based on discounted cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Short-term debt classified within Level 2 also includes our medium-term notes with an original maturity equal to or less than one year. The fair value of short-term medium-term notes classified within Level 2 of the fair value hierarchy was determined based on discounted cash flows using a pricing model that incorporates available market information such as

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments
We account for derivative instruments in the consolidated balance sheets as either an asset or liability measured at fair value. There is not an active secondary market for the types of interest rate swaps we use. We use an internal model to calculate the value of our derivatives based on discounted cash flows utilizing observable market inputs. The significant observable market inputs for our derivatives include spot LIBOR rates, Eurodollar futures contracts, and market swap rates. We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. The credit default swap levels represent the credit risk premium required by a market participant based on the available information related to us and the counterparty.

Commitments
The fair value of our commitments is estimated based on the carrying value, or zero. Extensions of credit under these commitments, if exercised, would result in loans priced at market rates.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See “Note 13—Fair Value Measurement” for additional information on assets and liabilities reported at fair value on a recurring and non-recurring basis on our consolidated balance sheets.

NOTE 15—SEGMENT INFORMATION

Our consolidated financial statements include the financial results of CFC, RTFC and NCSC and certain entities created and controlled by CFC to hold foreclosed assets. Separate financial statements are produced for CFC, RTFC and NCSC and are the primary reports that management reviews in evaluating performance. The separate financial statements for CFC represent the consolidation of the financial results for CFC and the entities controlled by CFC. For more detail on the requirement to consolidate the financial results of RTFC and NCSC see “Note 1—Summary of Significant Accounting Policies.”

The consolidated CFC financial statements include three operating segments: CFC, RTFC and NCSC. As of May 31, 2015, the RTFC and NCSC operating segments are not required to be separately reported as the financial results of RTFC and NCSC do not meet the quantitative thresholds outlined by the accounting standards for segment reporting. As a result, we have elected to aggregate the RTFC and NCSC financial results into a combined “Other” segment.

CFC is the sole source of funding to RTFC. CFC is the primary source of funding to NCSC. Pursuant to a guarantee agreement, CFC has agreed to indemnify RTFC and NCSC for loan losses. The loan loss allowance at RTFC and NCSC is offset by a guarantee receivable from CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables display segment results for the years ended May 31, 2015, 2014 and 2013, and assets attributable to each segment as of May 31, 2015 and 2014.

	Year Ended May 31, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$940,541	$46,666	$(34,231)	$952,976
Interest expense	(634,287)	(35,628)	34,231	(635,684)
Net interest income	306,254	11,038	—	317,292
Provision for loan losses	21,954	—	—	21,954
Net interest income after provision for loan losses	328,208	11,038	—	339,246
Non-interest income:
Fee and other income	36,215	3,447	(2,879)	36,783
Derivative losses	(193,289)	(3,710)	—	(196,999)
Results of operations of foreclosed assets	(120,148)	—	—	(120,148)
Total non-interest income	(277,222)	(263)	(2,879)	(280,364)
Non-interest expense:
General and administrative expenses	(69,129)	(8,370)	969	(76,530)
Provision for guarantee liability	520	—	—	520
Losses on early extinguishment of debt	(703)	—	—	(703)
Other	(706)	(1,891)	1,910	(687)
Total non-interest expense	(70,018)	(10,261)	2,879	(77,400)
Income (loss) before income taxes	(19,032)	514	—	(18,518)
Income tax expense	—	(409)	—	(409)
Net income (loss)	$(19,032)	$105	$—	$(18,927)

	May 31, 2015
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$21,431,927	$1,117,230	$(1,089,937)	$21,459,220
Deferred origination costs	9,797	—	—	9,797
Less: Allowance for loan losses	(33,690)	—	—	(33,690)
Loans to members, net	21,408,034	1,117,230	(1,089,937)	21,435,327
Other assets	1,428,327	134,622	(105,146)	1,457,803
Total assets	$22,836,361	$1,251,852	$(1,195,083)	$22,893,130

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$942,611	$50,856	$(35,927)	$957,540
Interest expense	(653,189)	(37,393)	35,927	(654,655)
Net interest income	289,422	13,463	—	302,885
Provision for loan losses	(3,498)	—	—	(3,498)
Net interest income after provision for loan losses	285,924	13,463	—	299,387
Non-interest income:
Fee and other income	17,255	1,433	(926)	17,762
Derivative losses	(33,325)	(1,096)	—	(34,421)
Results of operations of foreclosed assets	(13,494)	—	—	(13,494)
Total non-interest income	(29,564)	337	(926)	(30,153)
Non-interest expense:
General and administrative expenses	(64,555)	(8,937)	926	(72,566)
Provision for guarantee liability	(217)	—	—	(217)
Losses on early extinguishment of debt	(1,452)	—	—	(1,452)
Other	(69)	—	—	(69)
Total non-interest expense	(66,293)	(8,937)	926	(74,304)
Income before income taxes	190,067	4,863	—	194,930
Income tax expense	—	(2,004)	—	(2,004)
Net income	$190,067	$2,859	$—	$192,926

	May 31, 2014
	CFC	Other	Elimination	Consolidated
Assets:
Total loans outstanding	$20,433,069	$1,277,495	$(1,243,639)	$20,466,925
Deferred origination costs	9,717	—	—	9,717
Less: Allowance for loan losses	(56,429)	—	—	(56,429)
Loans to members, net	20,386,357	1,277,495	(1,243,639)	20,420,213
Other assets	1,792,703	136,339	(116,512)	1,812,530
Total assets	$22,179,060	$1,413,834	$(1,360,151)	$22,232,743

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2013
(Dollars in thousands)	CFC	Other	Elimination	Consolidated
Statement of operations:
Interest income	$939,780	$55,987	$(40,014)	$955,753
Interest expense	(690,355)	(41,684)	40,014	(692,025)
Net interest income	249,425	14,303	—	263,728
Provision for loan losses	70,091	—	—	70,091
Net interest income after provision for loan losses	319,516	14,303	—	333,819
Non-interest income:
Fee and other income	37,740	1,347	(906)	38,181
Derivative losses	83,604	1,263	(24)	84,843
Results of operations of foreclosed assets	(897)	—	—	(897)
Total non-interest income	120,447	2,610	(930)	122,127
Non-interest expense:
General and administrative expenses	(75,252)	(9,836)	906	(84,182)
Provision for guarantee liability	4,772	—	—	4,772
Losses on early extinguishment of debt	(10,636)	—	—	(10,636)
Other	(5,088)	—	24	(5,064)
Total non-interest expense	(86,204)	(9,836)	930	(95,110)
Income before income taxes	353,759	7,077	—	360,836
Income tax expense	—	(2,749)	—	(2,749)
Net income	$353,759	$4,328	$—	$358,087

SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial information for fiscal years 2015 and 2014 is presented below.

	Fiscal Year 2015
(Dollars in thousands)	Aug 31, 2014	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Total
Interest income	$237,291	$235,235	$238,740	$241,710	$952,976
Interest expense	(156,552)	(158,275)	(156,850)	(164,007)	(635,684)
Net interest income	80,739	76,960	81,890	77,703	317,292
Provision for loan losses	6,771	(992)	(2,304)	18,479	21,954
Net interest income after provision for loan losses	87,510	75,968	79,586	96,182	339,246
Non-interest income:
Derivative gains (losses)	(49,878)	(74,561)	(98,770)	26,210	(196,999)
Other non-interest income	1,658	(19,119)	3,651	(69,555)	(83,365)
Total non-interest income	(48,220)	(93,680)	(95,119)	(43,345)	(280,364)
Non-interest expense	(18,482)	(18,241)	(18,718)	(21,959)	(77,400)
Income (loss) before income taxes	20,808	(35,953)	(34,251)	30,878	(18,518)
Income tax (expense) benefit	(196)	41	55	(309)	(409)
Net income (loss)	20,612	(35,912)	(34,196)	30,569	(18,927)
Less: Net (income) loss attributable to noncontrolling interests	(211)	207	217	(318)	(105)
Net income (loss) attributable to CFC	$20,401	$(35,705)	$(33,979)	$30,251	$(19,032)

	Fiscal Year 2014
(Dollars in thousands)	Aug 31, 2013	Nov 30, 2013	Feb 29, 2014	May 31, 2014	Total
Interest income	$241,071	$239,254	$238,732	$238,483	$957,540
Interest expense	(167,585)	(165,345)	(163,534)	(158,191)	(654,655)
Net interest income	73,486	73,909	75,198	80,292	302,885
Provision for loan losses	(1,278)	(1,096)	(787)	(337)	(3,498)
Net interest income after provision for loan losses	72,208	72,813	74,411	79,955	299,387
Non-interest income:
Derivative gains (losses)	106,384	(30,780)	(31,623)	(78,402)	(34,421)
Other non-interest income	107	1,856	4,538	(2,233)	4,268
Total non-interest income	106,491	(28,924)	(27,085)	(80,635)	(30,153)
Non-interest expense	(18,732)	(18,796)	(18,542)	(18,234)	(74,304)
Income (loss) before income taxes	159,967	25,093	28,784	(18,914)	194,930
Income tax benefit (expense)	(1,701)	(101)	(243)	41	(2,004)
Net income (loss)	158,266	24,992	28,541	(18,873)	192,926
Less: Net (income) loss attributable to noncontrolling interest	(2,718)	(67)	(239)	165	(2,859)
Net income (loss) attributable to CFC	$155,548	$24,925	$28,302	$(18,708)	$190,067

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

Our management assessed the effectiveness of internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”).

Based on management’s assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of May 31, 2015.

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

By:	/s/ SHELDON C. PETERSEN	By:	/s/ J. ANDREW DON
	Sheldon C. Petersen Chief Executive Officer		J. Andrew Don Senior Vice President and Chief Financial Officer
	August 26, 2015		August 26, 2015

By:	/s/ ROBERT E. GEIER
Robert E. Geier Vice President and Controller
August 26, 2015

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors
Name	Age	Director Since	Date Present Term Expires
Ray Beavers (President of CFC)	60	2010	2016
R. Grant Clawson (Vice President of CFC)	66	2011	2017
Mike Campbell (Secretary-Treasurer of CFC)	67	2012	2018
Patrick L. Bridges	56	2013	2016
Phillip A. Carson	64	2015	2018
Mel Coleman	61	2013	2016
Kent D. Farmer	57	2014	2017
Roman E. Gillen	53	2013	2016
Doyle Jay Hanson	69	2015	2018
Thomas L. Hayes	59	2014	2017
Robert M. Hill	67	2013	2016
Lyle Korver	59	2010	2016
Jimmy A. LaFoy	74	2015	2018
Harry N. Park	80	2013	2016
Curtin R. Rakestraw II	62	2013	2016
Bradley J. Schardin	55	2015	2018
Mark D. Snowden	40	2015	2018
Dean R. Tesch	53	2015	2018
Kirk A. Thompson	52	2011	2017
Stephen C. Vail	56	2014	2017
Todd P. Ware	49	2015	2018
Gregory D. Williams	56	2015	2018

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

(b) Executive Officers
Title	Name	Age	Held Present Office Since(3)
President and Director	Ray Beavers	60	2015
Vice President and Director	R. Grant Clawson	66	2015
Secretary-Treasurer and Director	Mike Campbell	67	2015
Chief Executive Officer	Sheldon C. Petersen	62	1995
Executive Vice President and Chief Operating Officer	John T. Evans	65	2011
Senior Vice President and Chief Lending Officer	John J. List (4)	68	2014
Senior Vice President and Chief Financial Officer	J. Andrew Don	55	2014
Senior Vice President, Special Asset Management	Steven L. Lilly	65	2014
Senior Vice President, Credit Risk Management	John M. Borak	70	2003
Senior Vice President, Member Services	Joel Allen	49	2014
Senior Vice President and General Counsel	Roberta B. Aronson	57	2014
Senior Vice President, Corporate Relations	Brad L. Captain	45	2014
Senior Vice President, Corporate Services	Graceann D. Clendenen	57	2014
Senior Vice President, Strategic Business Development and Support	Steven M. Kettler (1)	56	2014
Senior Vice President, Member Services	Robin C. Reed	52	2014
Senior Vice President, Business and Industry Development	Gregory Starheim (2)	52	2016
___________________________
(1) Effective July 6, 2015, Mr. Kettler became Senior Vice President, Strategic Services.
(2) Effective July 6, 2015, Mr. Starheim became Senior Vice President, Business and Industry Development.
(3) Refers to fiscal year.
(4) On August 17, 2015, Mr. List notified CFC that he intends to retire effective September 11, 2015.

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

(e) (1) and (2) Business Experience and Directorships

Mr. Beavers has been the general manager and CEO of United Electric Cooperative Services in Cleburne, Texas, since 1999. Mr. Beavers served as the board chairman of Texas Electric Cooperatives from 2008 to 2009 and as an alternate director of Brazos Electric Power Cooperative since 1999. From 2008 until 2009, Mr. Beavers was the chairman of the Rural Electric Management Development Council and from 1987 until 1999 was general manager and CEO of Southwest Rural Electric Association. In addition, Mr. Beavers served as a director of First Financial Bank, National Association, a subsidiary of First Financial Bankshares, Inc. As general manager and CEO of United Electric Cooperative Services, Mr. Beavers has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Beavers has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Beaver’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Clawson has been a trustee of Continental Divide Electric Cooperative in Grants, New Mexico, since 1989, and has served as a director and member of the contract committee of the Tri-State Generation and Transmission Cooperative for the past four years. Mr. Clawson is a farmer, rancher and school administrator and has been the owner of a custom saddle business since 1974. As a trustee of Continental Divide Electric Cooperative, Mr. Clawson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Clawson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Campbell has been the executive vice president and general manager of Central Florida Electric Cooperative, Inc. in Chiefland, Florida, since 2005. He served as the vice president of engineering and operations of Coastal Electric Cooperative in Midway, Georgia, from 1998 to 2005 and the engineering manager of Colquitt Electric Membership Corporation in Moultrie, Georgia, from 1991 to 1998. He has been serving as a trustee on the executive committee of Seminole Electric Cooperative since 2005, and as a director and secretary-treasurer of the Florida Rural Electric Self Insurer’s Fund and Florida Rural Electric Credit Union since 2005. As a general manager of Central Florida Electric Cooperative, Mr. Campbell has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Campbell has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Bridges has been the CFO of Tri-State G&T Association in Westminster, Colorado, since 2008. He served as the vice president and treasurer of Texas-New Mexico Power Company from 2000 to 2003. Mr. Bridges has more than 30 years of experience working in the electric power industry and 20 years of experience working for companies registered with the U.S. Securities and Exchange Commission. Mr. Bridges chaired the Finance Subcommittee of the G&T Managers’ Technical Advisory Council from 2009 to 2012, served as president of the G&T Accounting and Finance Association from 2014 to 2015, and is a board member of the Colorado Council for Economic Education. Mr. Bridges is a CPA and chartered financial analyst. As the CFO of Tri-State G&T Association, Mr. Bridges has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Bridges has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Bridges’ experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Carson has been a director at Tri-County Electric Cooperative in Mt. Vernon, Illinois, since 1999. He has been a director on the NRECA Board of Directors since 2006, and has served as NRECA board vice president since 2015. Carson operates a 160-year-old family dairy farm and serves as pastor at First Presbyterian Church in Nashville, Illinois. As a director of Tri-County Electric Cooperative, Mr. Carson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Carson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Coleman has been the CEO of North Arkansas Electric Cooperative in Salem, Arkansas, since 2001. He has served as president of NRECA since February 2015 and has been a director of NRECA since 2004. In addition, Mr. Coleman has been a director of Arkansas Electric Cooperative Corporation since January 2001 and of the Arkansas Electric Cooperatives since January 2001. Before becoming CEO, he was assistant general manager from 1999 to 2001, and manager of member services from 1988 to 1999 for North Arkansas Electric Cooperative. Mr. Coleman is a member of the Development Council of Arkansas State University in Mountain Home, Arkansas. As the CEO of North Arkansas Electric Cooperative, Mr. Coleman has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Coleman has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Coleman’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Farmer has been the president and CEO of Rappahannock Electric Cooperative in Fredericksburg, Virginia, since 2004 and has been employed there in various roles, including chief operating officer and chief financial officer, since 1979. Mr. Farmer has been the treasurer/secretary of the Old Dominion Electric Cooperative Board of Directors since July 2013 and on the University of Mary Washington Business Advisory Board since 2013. He has served as a board member of the Virginia, Maryland and Delaware Association of Electric cooperatives since 2004. As the president and CEO of Rappahannock Electric Cooperative, Mr. Farmer has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Farmer has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Gillen has been the president and CEO of Consumers Power, Inc. in Philomath, Oregon, since 2006. He served as director of information systems from 1986 to 2003 and assistant manager from 2004 to 2005. Mr. Gillen served as chairman of Power Resources Cooperative from 2008 to 2010, secretary of Casco Communications, Inc. from 2006 to present, and president of the Oregon Rural Electric Cooperative Association from 2011 to 2012. He has also been vice-chairman of PNGC Power since 2013. As the president and CEO of Consumers Power, Inc., Mr. Gillen has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Gillen has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Hanson serves as board president of Fall River Rural Electric Cooperative in Ashton, Idaho, and has been a director at the cooperative since 2005. From 1968 until 2001 Mr. Hanson served as a Cooperative Extension agent for the University of Idaho and University of Wyoming. He also chaired the Idaho Consumer-Owned Utilities Association Nominating Committee from 2013 until 2014. As a director of Fall River Rural Electric Cooperative, Mr. Hanson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hanson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Hanson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Hayes has been the vice president of Brown County Rural Electrical Association in Sleepy Eye, Minnesota, since March 2014. He served as the president of Brown County Rural Electrical Association from 2004 to 2014. He has been a self-employed farmer since 1973. Mr. Hayes was a director and utility committee chair of Cooperative Network from 1998 to 2014. As the president of Brown County Rural Electrical Association, Mr. Hayes has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hayes has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Hill has been the board chairman of First Electric Cooperative Corporation in Jacksonville, Arkansas, since 2009 and a director since 1983. Since 2005 he has also served as a director and audit committee member of the Arkansas Electric Cooperative Corporation. From 1990 until 2000, Mr. Hill was a member of the Arkansas State Banking Board and from 1986 until 2008 was the owner of Chart Bank and the accounting firm Robert M. Hill. He is currently the owner and chair of Hill Investments, LLC, and is a former CPA. As the chair of First Electric Cooperative Corporation, Mr. Hill has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Hill has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Hill’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Korver has been the general manager and CEO of North West Rural Electric Cooperative in Orange City, Iowa, since 1993. In addition, from 2008 until 2009 he was the secretary-treasurer and chairman of the Resolutions Committee of Mid-West Electric Consumers Association. Mr. Korver was the general manager of Sioux Electric Cooperative Association from 1984 to 1993 and the shared general manager of Sioux Electric Cooperative Association and O’Brien County Rural Electric Cooperative from 1989 to 1993. Mr. Korver was the manager’s representative to the board of the Iowa Association of Electric Cooperatives from 2005 to 2006. He also was a member of the NRECA Marketing and Energy Services Committee from 1997 until 2003. Mr. Korver has been the president of Orange City Development Corporation since 2007. As general manager and CEO of North West Rural Electric Cooperative, Mr. Korver has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Korver has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Korver’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. LaFoy has served as the director and secretary-treasurer for Baldwin County Electric Member Corporation in Gulf Shores, Alabama, since July 2009. Mr. LaFoy is a certified public accountant and since 1977 has owned and operated the public accounting firm LaFoy & Associates. He is a founding organizer and has served as a member of the Southern States Bank Board since August 2007. Mr. LaFoy has also been a member of the Farmers National Bank Board of Opelika since 1989 to 2002 and the First American Bank Advisory Board since 2002 to 2006. Mr. LaFoy was a council member from 1981 until 1986 and president from 1985 until 1986 of the Alabama Society of Certified Public Accountants. He was also a council member of the American Institute of Certified Public Accountants from 1986 until 1990. As a director and secretary-

treasurer of Baldwin County Electric Member Corporation, Mr. LaFoy has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. LaFoy has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. LaFoy’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Park has been a director of Southern Rivers Energy in Barnesville, Georgia, since 1997. He has also served as a director of Georgia System Operations Corporation since March 21, 2005. As the director of Southern Rivers Energy, Mr. Park has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Park has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Rakestraw has been a director of Sullivan County Rural Electric Cooperative in Forksville, Pennsylvania, since 1986. He has also been a director of Allegheny Electric Cooperative since 2002 and director of Continental Cooperative Services since 2002. Mr. Rakestraw served as the director and president of the Pennsylvania Corn Growers Association from 1985 to 1997 and as a founding director of Lycoming Farmland Preservation. He is the owner of Rakestraw Farms and Promised Land Busing. As a director of Sullivan County Rural Electric Cooperative, Mr. Rakestraw has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Rakestraw has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board. Mr. Rakestraw’s experience with accounting principles, financial reporting rules and regulations and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Schardin has served as general manager of Southeastern Electric Cooperative in Marion, South Dakota, since July of 1990. He has chaired the Managers Advisory Committee for his cooperative’s wholesale power supplier since January of 2013, East River Electric Power Cooperative, and since January 2013 has been a member of the Basin Electric Power Cooperative Managers Advisory Committee. Mr. Schardin has also been a member of the South Dakota Rural Electric Association Strategic Issues Committee since January of 2005 and a director on the Rural Electric Economic Development Fund Board of Directors since 1996. As general manager of Southeastern Electric Cooperative, Mr. Schardin has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Schardin has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Snowden has served as CEO of Cimarron Electric Cooperative in Kingfisher, Oklahoma, since 2009. He began his career with the cooperative in 1998 in the Member Services department. Mr. Snowden has served as a director on the Oklahoma Association of Electric Cooperatives board since 2009, where he holds a seat on its Legislative Committee. In addition, he heads the Oklahoma Association of Electric Cooperatives Managers Association. Since 2009 he serves as an alternate director on the board of his cooperative’s wholesale power supplier, Western Farmers Electric Cooperative, and since 2013 has also been chairman of the Western Farmers Electric Cooperative Managers Group. As CEO of Cimarron Electric Cooperative, Mr. Snowden has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Snowden has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Snowden’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Tesch has served as board chairman of Taylor Electric Cooperative in Stetsonville, Wisconsin, since August 2014 and as a director for the cooperative’s wholesale power supplier, Dairyland Power Cooperative, headquartered in La Crosse, Wisconsin, since June 2014. Mr. Tesch has been a certified financial planner since January 18, 2000 and is a former elementary school teacher. Since 2010 he has been a member of the Certified Financial Planners Board Item Writing Group and from 2002 until 2014 served as treasurer for former Wisconsin State Representative Mary Williams. As a board chairman of Taylor Electric Cooperative and director of Dairyland Power Cooperative, Mr. Tesch has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Tesch has the qualifications, skills and experience necessary to act in the best interest of CFC and to serve as a director on the CFC board.

Mr. Thompson has been the general manager of CMS Electric Cooperative, Inc., in Meade, Kansas since 1991. Mr. Thompson previously served as board president of Kansas Electric Power Cooperative and board president of High Plains Energy LLC. Mr. Thompson has also served as board president of Southwest Kansas Area Cooperative District 613. As

general manager of CMS Electric Cooperative, Mr. Thompson has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Thompson has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Thompson’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Vail has been the board chairman of NineStar Connect in Greenfield, Indiana since 2012. Since 2011 he also serves as a board member of the Indiana Statewide Association of Rural Electric Cooperatives. Mr. Vail has been the owner of ETL Group since 2011. The ETL Group provides strategic and operational efficiency consulting services to business entities and non-profit organizations. Mr. Vail has held various positions at the Hancock Regional Hospital and he was the senior special accounts loan officer at Farm Credit Services. He has been a member of Hancock Redevelopment Commission since 2010. As the board chairman of NineStar Connect, Mr. Vail has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Vail has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board.

Mr. Ware has been president and CEO of Licking Rural Electrification-The Energy Cooperative in Newark, Ohio since 2012. Mr. Ware was the vice president and CFO of Licking Rural Electrification-The Energy Cooperative from 2000 until 2011. He has been a director of Licking County United Way and Genesis Healthcare Foundation since 2009, Altheirs Oil Inc. since 2005 and the cooperative’s wholesale power supplier, Buckeye Power Cooperative, since 2012. He is also a member of the Buckeye Power Cooperative Reliability Committee and the American Gas Association Leadership Council. As president and CEO of Licking Rural Electrification-The Energy Cooperative, Mr. Ware has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Ware has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. Ware’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

Mr. Williams has been the general manager and executive vice president of Appalachian Electric Cooperative in New Market, Tennessee, since 2010. He has been a board member of the East Tennessee Economic Development Agency since 2010 and the Northeast Tennessee Valley Industrial Development Association since 2010. As general manager and executive vice president of Appalachian Electric Cooperative, Mr. Williams has acquired extensive experience with and knowledge of the rural electric cooperative industry and, therefore, we believe Mr. Williams has the qualifications, skills and experience necessary to act in the best interests of CFC and to serve as a director on the CFC board. Mr. William’s experience with accounting, financial reporting and evaluating financial results makes him a valuable resource as a director and member of the Audit Committee of CFC.

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

Ms. Aronson joined CFC in 1995. She served as Vice President and Deputy General Counsel until June 2013. Effective July 1, 2013, Ms. Aronson became Senior Vice President and General Counsel. Prior to joining CFC, Ms. Aronson was a partner at the law firm of Thompson Hine LLP.

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

Mr. Kettler joined CFC as a regional vice president in 2001. In 2010, he became Vice President, Portfolio Management. Effective April 16, 2014, Mr. Kettler became Senior Vice President, Strategic Business Development and Support. Effective July 6, 2015, Mr. Kettler became Senior Vice President, Strategic Services.

Ms. Reed joined CFC in 1987. She served as a Vice President, Portfolio Management from 2002 until 2014. Effective April 16, 2014, Ms. Reed became Senior Vice President, Member Services.

Mr. Starheim joined CFC as Senior Vice President, Business and Industry Development on July 6, 2015. Prior to joining CFC, Mr. Starheim served as CEO and General Manager of the Delaware County Electric Cooperative in upstate New York from 2001 until 2012. From 2012 until joining CFC, Mr. Starheim held the position of President and CEO of Kenergy Corp.

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

(j) Audit Committee

Our Audit Committee currently consists of 12 directors: Mr. Hill (Chairperson), Mr. Korver (Vice Chairperson), Mr. Bridges (Vice Chairperson), Mr. Beavers (Ex Officio), Mr. Rakestraw, Mr. LaFoy, Mr. Williams, Mr. Ware, Mr. Thompson, Mr. Snowden, Mr. Hanson and Mr. Coleman. Mr. Bridges was designated by the board as the “Audit Committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act. Among other things, the Audit Committee reviews our financial statements and the disclosure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. The Audit Committee meets with our independent registered public accounting firm, internal auditors, CEO and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The board has adopted a written charter for the Audit Committee that may be found on our website, www.nrucfc.coop (under the link “About CFC/Corporate Governance”).

The Audit Committee completed its review and discussions with management regarding our audited financial statements for the year ended May 31, 2015. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, and received from the independent accountants written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountants their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended May 31, 2015 for filing with the U.S. Securities and Exchange Commission.

(k) Compensation Committee

Role of the Compensation Committee

Our Compensation Committee currently consists of seven directors: Mr. Beavers, Mr. Clawson, Mr. Campbell, Mr. Rakestraw, Mr. Gillen, Mr. Park and Mr. Hill. The Compensation Committee of the board of directors reviews and makes appropriate recommendations to the full board of directors regarding CFC’s total compensation philosophy and pay components, including, but not limited to, base and incentive pay programs. The Compensation Committee is also responsible for approving the compensation, employment agreements and perquisites for the CEO. The Compensation Committee annually reviews all approved corporate goals and objectives relevant to compensation, evaluates performance in light of those goals and approves the CEO’s compensation based on this evaluation, all of which is then submitted to the full board of directors for ratification. The Compensation Committee has delegated authority to the CEO for evaluating the performance and approving the annual base compensation for all of the other named executive officers as identified in the “Summary Compensation Table” below. Other than the CEO, no other named executive officer makes decisions regarding executive compensation.

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

Role of Compensation Consultant

In fiscal year 2015, the Compensation Committee hired Mercer (US) Inc. (“Mercer US”) to advise it on the CEO’s compensation as compared with the compensation of CEOs of peer group organizations. Through discussions with the Compensation Committee, Mercer US established a peer group of companies to use in assessing the competitiveness of the CEO’s compensation (see “Compensation Analysis” in the “Compensation Discussion and Analysis” section below). Mercer US advised the Compensation Committee through an assessment of compensation data from this peer group using both a one-year compensation analysis, which assesses CFC’s CEO compensation and the compensation of peer CEOs for the most recent fiscal year, and a three-year compensation analysis, which assesses average peer CEO pay for the last three fiscal years. Compensation analyses include peer group CEO base pay, actual and target annual incentives, actual and target total cash compensation, one year and three year average long-term incentives and total direct compensation. Mercer US did not determine or provide the Compensation Committee with a specific recommendation on any component of executive compensation, it only reviewed benchmark data and discussed what is generally occurring with executive compensation. Mercer US did not provide any other service to CFC.

In fiscal year 2015, the Compensation Committee conducted an evaluation of Mercer US’ independence considering the relevant regulations of the U.S. Securities and Exchange Commission and the listing standards of the New York Stock Exchange, and concluded that the services performed by Mercer US raised no conflicts of interest.

Role of Executive Officers

As described above, the Compensation Committee has delegated the authority for making base pay decisions for the other named executive officers to the CEO. The CEO exercises his judgment to set base pay rates, based on general market data, overall corporate performance and leadership accomplishments. For additional information about the CEO’s role in compensation decisions, see “Base Pay” under the “Compensation Discussion and Analysis” section below.

(l) Section 16(a) Beneficial Ownership Reporting Compliance

Inapplicable.

(m) Board Leadership Structure and Role of Risk Oversight by the Board of Directors

Board Leadership Structure

The positions of CEO and president of the CFC Board of Directors are held by two separate individuals. The president must be a member of the board of directors and is elected annually by the board of directors. The president of the CFC Board of Directors has authority, among other things, to appoint members of the board to standing committees, to appoint a vice chairperson to each board standing committee and to appoint members to ad-hoc board committees. The president of the board presides over board meetings, sets meeting agendas and determines materials to be distributed to the board. Accordingly, the board president has substantial ability to influence the direction of the board. CFC believes that separation of the positions of board president and CEO reinforces the independence of the board in its oversight of CFC's business and affairs. CFC also believes that this leadership structure is appropriate in light of the cooperative nature of the organization.

The board of directors appoints the CEO. The CEO is not a member of the board of directors. If the CEO position becomes vacant, the president will exercise the responsibilities of the CEO until a permanent or interim CEO is selected by the board of directors.

Board Role in Risk Oversight

CFC’s management has primary responsibility for day-to-day management of the risks associated with CFC’s business, including operational, credit, loan, asset and liability management, legal, regulatory and political risks, while the board of directors is primarily responsible for the oversight and direction of risk management and setting the corporate risk appetite. Management’s role includes identifying risks, establishing appropriate internal processes and an effective internal control environment to identify and manage risks, and communicating information about risk to the board. Management within the operating groups is responsible for managing and monitoring risks along with the Asset Liability Committee, Corporate Credit Committee and Disclosure Committee. The IT Steering Committee was created during fiscal year 2015 to oversee the development and execution of IT strategies and to provide assurance that such strategies are in alignment with the corporate operational and strategic objectives. Each of these internal committees consist of certain management-level employees, which are appointed by the CEO.

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

CFC has an annual strategic planning process that involves the board of directors and executive management. The fiscal year 2015 strategic planning process included a facilitated risk assessment process with Board members and senior management. The objective of each risk assessment was to identify and assess significant business risks facing CFC that could impede the organization’s ability to achieve its mission and strategic objectives. The combined risk assessment results were used as the basis for the development of the strategic plan. The results were also analyzed by executive management to determine the risk management analyses and management plans that will be developed for certain critical business risks.

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

Additionally, CFC has conducted a risk culture survey to assess the strengths and weaknesses of our corporate culture in the following areas: risk management activities, management’s philosophy and operating style, organizational structure, integrity and ethical values. Executive management analyzes the survey results and develops action items that are focused on improving the internal control environment, as necessary.

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

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The components of our compensation package for the named executive officers (consisting of Messrs. Petersen, Don, Evans, Lilly, and List) are consistent with those offered to all employees.

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

Compensation Analysis

In fiscal year 2015, Mercer US was engaged by the Compensation Committee to conduct a compensation survey to provide compensation data for the CEO position using 14 peer organizations identified by Mercer US through discussion with the Compensation Committee. Mercer US included companies in the peer group that were similar to CFC in asset size, industry and business description. The peer group included financial institutions that are private market, commercial and/or mission-driven lenders, offering full-service financing, investment and related services. The companies targeted as peer companies included two members of the Farm Credit system and 12 regional banks or financial services companies. These companies were chosen because their businesses are similar to CFC’s.

The peer group companies had assets ranging from approximately 50% to 200% of CFC’s February 2014 total assets of $23.1 billion, and included six companies with greater total assets than CFC’s. The peer group consisted of financial services organizations New York Community Bancorp, Inc., Astoria Financial Corp., Nelnet, Inc., Webster Financial Corp., Flagstar Bancorp, People’s United Financial Corp., Washington Federal Inc., Hudson City Bancorp Inc., First Niagara Financial Group, TFS Financial Corporation, Everbank Financial Corporation and Farmer Mac, as well as two Farm Credit System peers. Hudson City Bancorp Inc. has agreed to a merger with M&T Bank Corp. Mercer US recommended that this company remain in the peer group for this year, since they were operating as a stand alone entity, and will re-evaluate the peer group for next year’s analysis.

Mercer US led the Compensation Committee through an assessment of CEO compensation data for the peer group companies using both a one-year and a three-year compensation analysis. Mercer’s data included both actual compensation and target compensation based on information obtained from each peer group company’s most recent annual report or proxy statement.

The elements of compensation reviewed include:

•	current base salary;

•	actual bonus paid for fiscal year 2013 and, for the target compensation, the target bonus for 2014;

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

After reviewing the performance of the organization and the evaluation of the CEO’s performance by each board member, it was the assessment of the Compensation Committee that the CEO and the organization performed extremely well during this business year. In fact, the business results exceeded company targets for many key metrics of performance, and the CEO continued to demonstrate outstanding leadership. Therefore, in recognition of his strong performance and leadership, the Committee increased the CEO’s base pay to $975,000 effective January 1, 2015.

As discussed under “Compensation Analysis” above, the CEO exercised his judgment to set the annual base pay for the other named executive officers based on general market data, overall performance and leadership accomplishments.

Mr. Evans, Mr. List, Mr. Lilly and Mr. Don all performed well in their various roles as senior leaders of the organization. They each contributed to the achievement of corporate strategies and objectives in a positive and meaningful way which would typically warrant a merit-based increase in base pay and/or a one-time cash award. Mr. Evans received a merit increase. Messrs. List and Lilly each received one-time cash awards. Mr. Don received a merit increase and a one-time cash award. The merit increases and/or cash awards granted are included in the total compensation table below.

Short-Term Incentive - Our short-term cash incentive program is a one-year cash incentive that is tied to the annual performance of the organization as a whole. We believe that by paying a short-term incentive tied to the achievement of annual operating goals, all employees, including named executive officers, will focus their efforts on the most important strategic objectives that will help us fulfill our mission to our members and our obligations to the financial markets. Additionally, the short-term incentive pay enhances our ability to provide competitive compensation while at the same time tying total compensation paid to the achievement of corporate goals. Every employee participates in the short-term incentive program, and the corporate strategic goals are the same for all employees, including the named executive officers.

The short-term incentive program provides annual cash incentive opportunities based upon the level of the position within our base pay structure, ranging from 15% to 25% of base pay. Named executive officers are eligible to receive short-term cash incentive compensation up to 25% of their base pay. Since its inception in 1999, the actual payout percentage has ranged from 55% to 100% of total opportunity, with an average over the 17 years of 82.7%. This equates to a 17-year average payout of 15.75% of base salaries for all employees.

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

The four quadrants for fiscal year 2015, which are the basis for the short-term incentive payment, are the same as they have been in previous years: Customer Engagement, Financial Ratios, Internal Process and Operations, and Learning, Growth and Innovation. For fiscal year 2015, the board of directors established seven corporate goals within these four quadrants. The board of directors establishes corporate goals and measures that they believe are challenging but achievable if each individual performs well in his or her role and we meet our internal business plan goals.

The goals for fiscal year 2015 were:

•	Customer Engagement: Two goals supporting efforts to maintain or increase market share of borrowers in key segments of the loan portfolio.

•	Internal Process and Operations: Two goals focused on managing CFC’s operating expense levels and enhancing the efficient delivery of services to our members

•	Financial Ratios: Two goals supporting efforts to meet or exceed established financial targets to maintain CFC’s financial strength.

•	Learning, Growth & Innovation: One goal focused on the development of programs and training staff in area of enhanced member engagement.

The determination of the extent to which the seven goals were achieved and, therefore, the amount to be paid out under the short-term incentive plan for fiscal year 2015 was confirmed by the board of directors with the filing of this Form 10-K. The board determined that six of the goals were 100% achieved and one goal was not achieved at all resulting in an aggregate payout of 90% of the total opportunity.

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

All individuals employed by CFC on the first day of each fiscal year in which there is a long-term incentive plan in place, June 1, are eligible to participate in the program for the performance period beginning on that date. Under the long-term incentive program, performance units covering a three-year performance period are issued to each employee at the start of each fiscal year. The long-term incentive is paid out in one lump sum after the end of the performance period, subject to approval by the board of directors and the continued employment (or retirement, disability or death) of the participant by CFC on the date of payment. We sometimes refer to each three-year performance period as a plan cycle.

The performance measure for all active long-term incentive plans is the achievement of bond rating targets for our issuer credit ratings as rated by Standard & Poor’s Corporation and Moody’s Investors Service rating agencies. The value of the performance units will range from $0 to $150 per performance unit according to the level of CFC’s issuer credit ratings by the rating agencies. To achieve the highest value of $150, which exceeds the targeted value, both agencies would have to raise CFC’s issuer credit rating to AA (or the equivalent rating at Moody’s). To determine the payout value of performance units, the ratings are given a numerical value, i.e., 2 for A stable, 3 for A positive, etc. The ratings are then averaged to achieve the final value of the performance units.

The number of performance units awarded to each employee for each plan cycle is calculated by dividing a percentage, ranging from 15% to 25%, of the participant’s base pay for the first fiscal year of the plan cycle, by the payout value assigned to the target rating level. For the program cycle ending May 31, 2015, the target rating level was “A+ Stable”, which was assigned a payout value of $100 per performance unit. For the named executive officers, the number of performance units awarded for that program cycle was based on 25% of each named executive officer’s base pay for fiscal year 2013, the first year of the plan cycle. If the highest rating level was achieved at the end of that plan cycle, resulting in payout of $150 per performance unit, the long-term incentive pay for named executive officers would have been 37.5% of FY13 base pay.

The following table shows the potential payout values for performance units awarded for the program cycle that ended May 31, 2015:
Issuer Credit Rating—Incentive-Performance Linkage

Rating	A			A+			AA-
Outlook	negative	stable	positive	negative	stable	positive
Numerical Score	1	2	3	4	5	6
Plan Pay-Out Unit Value	$—	$20	$60	$60	$100	$120	$150
* The target objective is in bold.

CFC uses our issuer credit rating as the performance measure for the long-term incentive plan because, as a financial services company, CFC is dependent on the capital markets and stronger ratings lead to lower interest cost and more reliable access to the capital markets. Since we have no publicly held equity securities and our objective is to offer our members cost based financial products and services consistent with sound financial management rather than to maximize net income, more traditional performance measures such as net income or earnings per share would not be appropriate.

As of May 31, 2015, there were three active long-term incentive plans in which named executive officers are participants. Performance units issued to named executive officers in FY2013 had a payout value based on our issuer credit ratings in place on May 31, 2015; performance units issued to named executive officers in FY2014 will have a payout value based on issuer credit ratings in place on May 31, 2016; and performance units issued to named executive officers in FY2015 will have a payout value based on issuer credit ratings in place on May 31, 2017. Payments made to named executive officers for fiscal year 2015 were for performance units issued in FY2013 and were based on the May 31, 2015 issuer credit rating level of A stable outlook, which has a value of $20 per performance unit, or 20% of the targeted opportunity (5% of FY2013 base pay).

All current plans will pay out if the rating agencies, rate our issuer credit rating at a high enough level to receive a payout. The payout will be based on the average of the ratings (averages are calculated and rounded down to the next whole number).

Risk Assessment

The Compensation Committee conducts an annual risk assessment of the Company’s compensation policies and practices, particularly the short-term and long-term incentive plan goals, to ensure that the policies and practices do not encourage excessive risk. For fiscal year 2015 the Compensation Committee concluded that our compensation policies and practices are not reasonably likely to provide incentives for behavior that could have a material adverse effect on the Company.

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

We also offer a Pension Restoration Plan (“PRP”) and an Executive Benefit Restoration Plan (“EBR”). The PRP is a plan for a select group of management, including the named executive officers, to increase their retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The Pension Restoration Plan restores the value of the Retirement Security Plan for named executive officers to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place. The PRP was frozen as of December 31, 2014. We then established the EBR to provide a similar benefit to a select group of management. Unlike the Retirement Security Plan, the PRP and the EBR are unfunded, unsecured obligations of CFC and are not qualified for tax purposes.

Under the PRP, we pay the amount owed to the named executive officers for the pension restoration benefit; amounts paid are then deducted from the premium due for the next Retirement Security Plan invoice(s) from NRECA. Under the EBR, we also pay any amounts owed to the named executive officers for the restoration benefit; amounts are paid directly by CFC assets. We record an unfunded pension obligation and an offsetting adjustment to AOCI for this liability.

For more information on the Retirement Security Plan, the Pension Restoration Plan and the Executive Benefit Restoration Plan, see the “Pension Benefits Table” and accompanying narrative below.

As an additional retention tool designed to assist named executive officers in deferring compensation for use in retirement, each named executive officer is also eligible to participate in CFC’s nonqualified 457(b) deferred compensation savings plan. Contributions to the plan are limited by IRS regulations. The calendar year 2015 cap for contributions is $18,000. There is no CFC contribution to the deferred compensation plan. For more information see Nonqualified Deferred Compensation below.

The CEO is eligible to earn retirement benefits in addition to those credited under any of the above mentioned plans in a Supplemental Executive Retirement Plan. This plan is an ineligible deferred compensation plan within the meaning of section 457. The account is considered unfunded and may be credited from time to time pursuant to the plan at the discretion of the Board of Directors. There are currently no credits to this plan.

Other Compensation

We provide named executive officers with other benefits, as reflected in the All Other Compensation column in the “Summary Compensation Table” below, that we believe are reasonable and consistent with our compensation philosophy. We do not provide significant perquisites or personal benefits to the named executive officers.

The Compensation Committee considers perquisites for the CEO in connection with its annual review of the CEO’s total compensation package described above. The perquisites provided to Mr. Petersen are limited to an annual automobile allowance, an annual spousal air travel allowance to permit Mr. Petersen’s spouse to accompany him on business travel, and home security. To provide the automobile and spousal travel perquisites in an efficient fashion, the board of directors authorizes an annual allowance rather than providing unlimited reimbursement or use of a company-owned vehicle. The amount of each allowance is authorized annually by the board of directors and is determined based on the estimated cost for operation and maintenance of an automobile and the anticipated cost of air travel by the CEO’s spouse. For 2015, the board of directors authorized an aggregate of $30,000 to cover these two allowances. We provide security for Mr. Petersen, including security in addition to that provided at business facilities. We believe that all Company-incurred security costs are reasonable and necessary and for the Company’s benefit.

Severance/Change-in-Control Agreements

Mr. Petersen, CEO, and Mr. Evans, executive vice president and chief operating officer, each have an executive agreement with CFC under which they may continue to receive compensation and benefits in certain circumstances after resignation or termination of employment. The value of Mr. Petersen’s severance package was determined to be appropriate for a CEO and approved by the Compensation Committee as part of his employment contract. The value of Mr. Evans’ severance package was negotiated by the CEO and Mr. Evans as part of Mr. Evans’ employment offer. No other named executive officers have termination or change-in-control agreements. For more information on these severance arrangements, see “Termination of Employment and Change-in-Control Arrangements” below.

Compensation Committee Report

The Compensation Committee of the board of directors oversees CFC’s compensation program on behalf of the board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Form
10-K.

Submitted by the Compensation Committee:
Ray Beavers
R. Grant Clawson
Mike Campbell
Curtin R. Rakestraw II
Roman E. Gillen
Harry N. Park
Robert M. Hill

Summary Compensation Table

The summary compensation table below sets forth the aggregate compensation for the years ended May 31, 2015, 2014 and 2013 earned by the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Sheldon C. Petersen	2015	$945,833	$—	$253,435	$858,490	$240,000	$2,297,758
Chief Executive Officer	2014	860,075	—	192,675	179,778	35,825	1,268,353
	2013	813,700	—	231,494	636,330	42,924	1,724,448

J. Andrew Don	2015	410,000	15,000	111,010	344,608	7,783	888,401
Senior Vice President and	2014	395,833	—	87,510	52,179	7,433	542,955
Chief Financial Officer	2013	375,000	—	101,423	219,102	6,250	701,775

John T. Evans	2015	520,000	—	139,920	238,043	6,992	904,955
Executive Vice President	2014	480,550	15,000	109,311	118,207	6,947	730,015
and Chief Operating Officer	2013	458,300	11,500	130,546	190,874	5,833	797,053

Steven L. Lilly	2015	405,650	5,000	111,551	188,469	—	710,670
Senior Vice President,	2014	405,650	7,500	92,536	98,483	—	604,169
Special Asset Management	2013	405,650	—	116,622	121,167	—	643,439

John J. List(5)	2015	405,650	12,000	111,551	103,565	5,200	637,966
Senior Vice President and	2014	405,650	10,000	92,536	87,941	5,100	601,227
Chief Lending Officer	2013	405,650	8,000	116,622	115,237	5,000	650,509
____________________________
(1) Includes amounts given as one-time cash awards in lieu of base pay increases, except for Mr. Evans, which was a bonus in addition to a base pay increase in 2014 and Mr. Don, which was a bonus in addition to a base pay increase in 2015.
(2) Includes amounts earned during each respective fiscal year and payable as of May 31 under the long-term and short-term incentive plans. For a discussion of the long-term and short-term incentive plans, see “Elements of Compensation” in Compensation Discussion and Analysis above. The amounts earned by each named executive officer under these incentive plans are listed above.
(3) Represents solely the aggregate change in the actuarial present value of the accumulated pension benefit under NRECA Retirement Security Plan, the multiple-employer defined benefit pension plan in which CFC participates, during each respective fiscal year.
(4) For Mr. Petersen for fiscal year 2015, includes (a) perquisites comprising Mr. Petersen’s automobile allowance and his spousal air travel allowance, and (b) $203,300 representing the approximate aggregate incremental cost to the Company for developing, installing and maintaining security arrangements for Mr. Petersen in addition to security arrangements provided at the headquarters facility. We do not believe this provides a personal benefit (other than the intended security) nor do we view these security arrangements as compensation to the individual. We report these security arrangements as perquisites as required under applicable SEC rules. The annual automobile allowance is calculated based on estimated costs associated with maintenance, use and insurance of a personal automobile. The annual spousal travel allowance is calculated based on the anticipated air travel for Mr. Petersen during the fiscal year. The remaining amounts included in this column represent CFC contributions on behalf of each named executive officer pursuant to the CFC 401(k) defined contribution plan and contributions to health savings.
(5) On August 17, 2015, Mr. List notified CFC that he intends to retire effective September 11, 2015.
(6) The following chart has the amounts paid to each named executive officer under the short-term and long-term incentive plans for the preceding three years.

Name	Year	Short-term Incentive Plan	Long-term Incentive Plan
Sheldon C. Petersen	2015	$212,755	$40,680
	2014	153,175	39,500
	2013	193,254	38,240

J. Andrew Don	2015	92,250	18,760
	2014	71,250	16,260
	2013	89,063	12,360

John T. Evans	2015	117,000	22,920
	2014	86,391	22,920
	2013	108,846	21,700

Steven L. Lilly	2015	91,271	20,280
	2014	72,256	20,280
	2013	96,342	20,280

John J. List	2015	91,271	20,280
	2014	72,256	20,280
	2013	96,342	20,280

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

The following table contains the estimated possible payouts under our short-term incentive plan and possible future payouts for grants issued under our long-term incentive plan during the year ended May 31, 2015.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Sheldon C. Petersen
Long-term Incentive Plan (1)	$—	$231,200	$346,800
Short-term Incentive Plan (2)	—	212,755	212,755
J. Andrew Don
Long-term Incentive Plan (1)	—	102,500	153,750
Short-term Incentive Plan (2)	—	92,250	92,250
John T. Evans
Long-term Incentive Plan (1)	—	130,000	195,000
Short-term Incentive Plan (2)	—	117,000	117,000
Steven L. Lilly
Long-term Incentive Plan (1)	—	101,400	152,100
Short-term Incentive Plan (2)	—	91,271	91,271
John J. List
Long-term Incentive Plan (1)	—	101,400	152,100
Short-term Incentive Plan (2)	—	91,271	91,271
___________________________

(1) Target payouts are calculated using unit values of $100 based on our goal of achieving an average long-term senior secured credit rating of A+ stable as of May 31, 2017.
(2) Target and maximum payouts represent 25% of May 31, 2015 base salary. For the payout earned under the fiscal year 2015 short-term incentive plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

The board of directors approved a new long-term incentive plan and made grants of performance units to the named executive officers in August 2015. The payout under these grants will be determined on May 31, 2018.

Employment Contracts

Pursuant to an employment agreement effective as of January 1, 2008 and amended January 1, 2015, CFC has agreed to employ Mr. Petersen as Chief Executive Officer through May 31, 2017, unless otherwise terminated in accordance with the terms of the Agreement. The amended Agreement provides that CFC shall pay Mr. Petersen a base salary at an annual rate of not less than $975,000 per annum, plus such incentive payments (if any) as may be awarded him. In addition, pursuant to the Agreement, Mr. Petersen is entitled to certain payments in the event of his termination other than for cause (e.g., Mr. Petersen leaving for good reason, disability or termination due to death). See “Termination of Employment and Change-in-Control Arrangements” below for a description of these provisions and for information on these amounts.

For information about Mr. Evans’ termination agreement, see “Termination of Employment and Change-in-Control Arrangements.”

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

CFC also offers a Pension Restoration Plan and an Executive Benefit Restoration Plan,. Each of the named executive officers participates in either the Pension Restoration Plan or the Executive Benefit Restoration Plan. The purpose of these plans is to increase the retirement benefits above amounts available under the Retirement Security Plan, which is restricted by IRS limitations on annual pay levels and maximum annual annuity benefits. The Pension Restoration and the Executive Benefit Restoration Plans restore the value of the Retirement Security Plan for each officer to the level it would be if the IRS limits on annual pay and annual annuity benefits were not in place.

The benefit and payout formula under these restoration plans is similar to that under the qualified Retirement Security Plan. However, four of the named executive officers have satisfied the provisions established to receive the benefit from the PRP. They were grandfathered in the plan and no longer have a risk of forfeiture of the benefit under the Pension Restoration Plan. Distributions are made from the plan to each of those named executive officers annually.

The following table contains the years of service, the present value of the accumulated benefit for the executive officers listed in the Summary Compensation Table as of May 31, 2015 and distributions from the plan for the fiscal year then ended.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year (3)
Sheldon C. Petersen (4)	NRECA Retirement Security Plan	4.75	$379,276	$2,938,626
J. Andrew Don	NRECA Retirement Security Plan	14.66	1,203,615	—
John T. Evans (4)	NRECA Retirement Security Plan	5.33	444,885	60,972
Steven L. Lilly (4)	NRECA Retirement Security Plan	5.33	400,915	37,706
John J. List (4)	NRECA Retirement Security Plan	6.92	270,472	36,138
___________________________
(1) CFC is a participant in a multiple-employer pension plan. Credited years of service, therefore, includes not only years of service with CFC, but also years of service with another cooperative participant in the multiple-employer pension plan. All other named executive officers have credited years of service only with CFC.
(2) Amount represents the actuarial present value of the executive officer’s accumulated benefit under the plan as of May 31, 2015, as provided by the plan administrator, NRECA, using interest rates ranging from 1.00% to 4.96% per annum and mortality according to tables prescribed by the IRS as published in Revenue Rulings 2001-62 and 2007-67.
(3) Distributions during fiscal year 2015 were as a result of executive officers no longer being at risk of forfeiture with respect to these amounts provided under the Pension Restoration Plan. Mr. Don continues to have a risk of forfeiture of the benefits under the Executive Benefit Restoration Plan, therefore no payments have been made.
(4) The NRECA Pension Plan allows active employees who have reached normal retirement age to cash in their lump sum benefit accrued through August 31, 2010, or “quasi-retire”. Due to the quasi-retirements of Mr. List in 2009, Mr. Lilly in January 2012 and Mr. Evans in March of 2012, for benefits earned and eligible for quasi-retirement, their credited years of service were reduced and they received 12 months of credited service in January of each year thereafter. Due to Mr. Petersen’s quasi retirement in February of 2015, his credited years of service was reduced.

Nonqualified Deferred Compensation

The CFC deferred compensation plan is a nonqualified deferred compensation savings program for the senior executive group, including each of the named executive officers, and other selected management or highly compensated employees designated by CFC. Participants may elect to defer up to the lesser of 100% of their compensation for the year or the applicable IRS statutory dollar limit in effect for that calendar year. The calendar year 2015 cap for contributions is $18,000. During the three plan years immediately prior to the date a participant attains normal retirement age, participants may be eligible for a statutory catch-up provision that allows them to defer more than the annual contribution limit. Compensation for the purpose of this plan is defined as the total amount of compensation, including incentive pay, if any, paid by CFC. CFC does not make any contributions to the plan.

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

The following table summarizes information related to the nonqualified deferred compensation plan in which the executive officers listed in the “Summary Compensation Table” were eligible to participate during the year ended May 31, 2015.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Sheldon C. Petersen	$17,708	$—	$29,611	$—	$591,011
J. Andrew Don	—	—	—	—	—
John T. Evans (2)	35,208	—	9,577	—	328,618
Steven L. Lilly	—	—	33,731	—	332,767
John J. List	17,708	—	28,259	—	306,465
___________________________
(1) Executive contributions are also included in the fiscal year 2015 Salary column in the “Summary Compensation Table” above.
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

Mr. Petersen
Under the executive agreement with Mr. Petersen, if CFC terminates his employment without “cause,” or Mr. Petersen terminates his employment for “good reason” (each term as defined below), CFC is obligated to pay him a lump-sum payment equal to the product of three times his annual base salary at the rate in effect at the time of termination and his short-term incentive bonus, if any, for the previous year (or, if none, an amount equal to the short-term incentive bonus for fiscal year 2007). Assuming a triggering event on May 31, 2015, the compensation payable to Mr. Petersen for termination without cause would be $3,384,526. The actual payments due on a termination without cause on different dates could materially differ from this estimate.

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

Mr. Evans
Under the executive agreement with Mr. Evans, if CFC terminates his employment without cause, Mr. Evans would receive continued annual base salary in effect at the time of termination, incentive compensation, and payment for all health and welfare and retirement plans for an additional nine-month period. Assuming a termination date of May 31, 2015, the compensation payable to Mr. Evans for termination without cause would be $558,466. The actual payments due for a termination without cause on different dates could materially differ from this estimate.

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

The following chart summarizes the total compensation earned by CFC’s directors during the year ended May 31, 2015.

Name	Total Fees Earned
Ray Beavers	$54,000
Patrick L. Bridges	48,000
Fred Brog	36,000
Mike Campbell	49,500
Philip A. Carson	12,000
R. Grant Clawson	54,000
Mel Coleman	48,000
Walter K. Crook	20,000
Joel Cunningham	40,500
Kent D. Farmer	48,000
Roman E. Gillen	48,000
Christopher L. Hamon	36,000
Scott W. Handy	36,000
Doyle Jay Hanson	12,000
Thomas L. Hayes	48,000
Robert M. Hill	48,000
Lyle Korver	48,000
Jimmy A. LaFoy	12,000
R.W. Matheny	28,000
Glenn W. Miller	36,000
Curtis Nolan	36,000
Harry N. Park	48,000
Curtin R. Rakestraw II	48,000
Randy D. Renth	36,000
Bradley J. Schardin	12,000
Mark D. Snowden	12,000
Dean R. Tesch	12,000
Kirk A. Thompson	48,000
Stephen C. Vail	48,000
Todd P. Ware	12,000
Gregory D. Williams	12,000

Compensation Committee Interlocks and Insider Participation

During the year ended May 31, 2015, there were no compensation committee interlocks or insider participation related to executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our board of directors has established a written policy governing related person transactions. The policy covers transactions between CFC, on the one hand, and its directors, executive officers or key employees and their immediate family members and entities of which any of our directors, executive officers or key employees (i) is an officer, director, trustee, alternative director or trustee or employee, (ii) controls or (iii) has a substantial beneficial interest, on the other hand. Under this policy, a related person transaction is any transaction in excess of $120,000 in which CFC was, is or is proposed to be a direct or indirect participant in which a related person had, has or will have a direct or indirect material interest in the transaction. Related person transactions do not include compensation or expense reimbursement arrangements with directors, officers or key employees (notwithstanding that officer compensation may be disclosed in “Item 13. Related-Person Transaction” in our Annual Report on Form 10-K, elsewhere in the CFC's periodic reports filed with the SEC or otherwise disclosed publicly as a related person transaction); transactions where the related person’s interest arises only from the person’s position as a director of another entity that is a party to the transaction, and transactions deemed to be related credits. Related person transactions are subject to review by the general counsel, or in some cases, the board of directors (excluding any interested director), based on whether the transaction is fair and reasonable to CFC and consistent with the best interests of CFC.

Related credits are extensions of credit to, or for the benefit of, related persons and entities that are made on substantially the same terms as, and follow underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions generally offered by CFC. Related credits are not subject to the procedures for transactions with related persons because we were established for the very purpose of extending financing to our members. We, therefore, enter into loan and guarantee transactions with members of which our officers and directors are officers, directors, trustees, alternative directors or trustees, or employees in the ordinary course of our business. All related credits are reviewed from time to time by our internal Corporate Credit Committee, which monitors our extensions of credit, and our independent third-party reviewer, which reviews our credit extension policies on an annual basis. All loans, including related credits, are approved in accordance with an internal credit approval matrix, with each level of risk or exposure potentially escalating the required approval from our lending staff to management, a credit committee or the board of directors. Related credits of $250,000 or less are generally approved by our lending staff or internal Corporate Credit Committee. Any related credit in excess of $250,000 requires approval by the full board of directors, except that any interested directors may not participate, directly or indirectly, in the credit approval process and the CEO has the authority to approve emergency lines of credit and certain other loans and lines of credit. Notwithstanding the related-person transaction policy, the CEO will extend such loans and lines of credit in qualifying situations to a member of which a CFC director was a director or officer, provided that all such credits are underwritten in accordance with prevailing standards and terms. Such situations are typically weather related and must meet specific qualifying criteria. To ensure compliance with this policy, no related persons may be present in person or by teleconference while a related credit is being considered. Under no circumstances may we extend credit to a related person or any other person in the form of a personal loan.

As a cooperative, CFC was established for the very purpose of extending financing to its members (from which our directors must be drawn). Loans and guarantees to member systems of which directors of CFC are officers, directors, trustees, alternative directors or trustees, or employees, are made in the ordinary course of CFC business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other members and which do not involve more than normal risk of uncollectibility or present other unfavorable features. It is anticipated that, consistent with its loan and guarantee policies in effect from time to time, additional loans and guarantees will be made by CFC to member systems and trade and service organizations of which directors of CFC or their immediate family members (i) are officers, directors, trustees, alternative directors or trustees, or employees, (ii) are beneficial owners or (iii) control. CFC has adopted a policy whereby substantially all extensions of credit to such entities are approved only by the disinterested directors.

Related-Person Transactions

The following table contains the total compensation earned by CFC’s executive officers during the year ended May 31, 2015 who are not named executive officers but meet the definition of a “related person” as described above. Total compensation disclosed below is made up of the same components included in the “Item 11. Summary Compensation Table”.

Name and Principal Position	Total Compensation
Roberta B. Aronson Senior Vice President and General Counsel	$705,398
John M. Borak Senior Vice President, Credit Risk Management	409,188
Joel Allen Senior Vice President, Member Services	632,261
Steven M. Kettler Senior Vice President, Strategic Business Development and Support	547,592
Robin C. Reed Senior Vice President, Member Services	655,105
Graceann D. Clendenen Senior Vice President, Corporate Services	721,021
Brad L. Captain Senior Vice President, Corporate Relations	448,478

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

Based on the criteria above, the board of directors has determined that the directors listed below are independent for the period of time served by such directors during fiscal year 2015. The board determined that none of the directors listed below had any of the relationships listed in (i) - (v) above or any other material relationship that would compromise his or her independence.

Independent Directors
Ray Beavers	Kent D. Farmer	Harry N. Park
Patrick L. Bridges	Scott W. Handy (1)	Curtin R. Rakestraw II
Fred Brog (1)	Doyle Jay Hanson	Randy D. Renth (1)
Mike Campbell	Thomas L. Hayes	Bradley J. Schardin
Philip A. Carson	Robert M. Hill	Dean R. Tesch
R. Grant Clawson	Jimmy A. LaFoy	Stephen C. Vail
Mel Coleman	R.W. Matheny (1)	Gregory D. Williams
Walter K. Crook (1)	Glenn W. Miller (1)
Joel Cunningham (1)	Curtis Nolan (1)
____________________________
(1) This director served during the year ended May 31, 2015; however he was no longer a director as of May 31, 2015.

Item 14.	Principal Accounting Fees and Services

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

KPMG, LLP was our independent registered public accounting firm for the fiscal years ended May 31, 2015 and 2014. KPMG, LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the Public Company Accounting Oversight Board (“PCAOB”) and federal securities laws administered by the SEC. The following table displays the aggregate estimated or actual fees for professional services provided by KPMG, LLP in fiscal years 2015 and 2014, including fees for the 2015 and 2014 audits. All services for fiscal years 2015 and 2014 were pre-approved by the Audit Committee.

	May 31,
	2015	2014
Description of fees:
Audit fees(1)	$1,927,426	$1,837,040
Tax fees(2)	28,025	20,013
All other fees(3)	28,050	27,850
Total	$1,983,501	$1,884,903
____________________________
(1) Audit fees for fiscal years 2015 and 2014 consist of fees for the quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements and fees for the preparation of the stand-alone financial statements for RTFC, NCSC, and CAH. Additionally, audit fees for fiscal years 2015 and 2014 included comfort letter fees and consents related to debt issuances and compliance work required by the independent auditors.
(2) Tax fees consist of assistance with matters related to tax compliance and consulting.
(3) All other fees for fiscal years 2015 and 2014 consist of fees for the audit of a trust serviced by CFC and fees for certain agreed upon procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statement Schedules

	The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

1.	Consolidated Financial Statements	Page
	Report of Independent Registered Public Accounting Firm	73
	Consolidated Statements of Operations for the Years Ended May 31, 2015, 2014 and 2013	75
	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2015, 2014 and 2013	76
	Consolidated Balance Sheets as of May 31, 2015 and 2014	77
	Consolidated Statements of Changes in Equity for the Years Ended May 31, 2015, 2014 and 2013	78
	Consolidated Statements of Cash Flows for the Years Ended May 31, 2015, 2014 and 2013	79
	Notes to Consolidated Financial Statements	81
	Supplementary Data	127

2.	Schedules

	None.

(b)	Exhibits

	An Exhibit Index has been filed as part of this Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Loudoun, Commonwealth of Virginia, on the 26th day of August 2015.

NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SHELDON C. PETERSEN	Chief Executive Officer	August 26, 2015
Sheldon C. Petersen

/s/ J. ANDREW DON	Senior Vice President and Chief Financial Officer	August 26, 2015
J. Andrew Don

/s/ ROBERT E. GEIER	Vice President and Controller	August 26, 2015
Robert E. Geier

/s/ RAY BEAVERS	President and Director	August 26, 2015
Ray Beavers

/s/ R. GRANT CLAWSON	Vice President and Director	August 26, 2015
R. Grant Clawson

/s/ MIKE CAMPBELL	Secretary-Treasurer and Director	August 26, 2015
Mike Campbell

/s/ PATRICK L. BRIDGES	Director	August 26, 2015
Patrick L. Bridges

/s/ PHILLIP A. CARSON	Director	August 26, 2015
Philip A. Carson

/s/ MEL COLEMAN	Director	August 26, 2015
Mel Coleman

/s/ KENT D. FARMER	Director	August 26, 2015
Kent D. Farmer

/s/ ROMAN E. GILLEN	Director	August 26, 2015
Roman E. Gillen

/s/ DOYLE JAY HANSON	Director	August 26, 2015
Doyle Jay Hanson

/s/ THOMAS L. HAYES	Director	August 26, 2015
Thomas L. Hayes

/s/ ROBERT M. HILL	Director	August 26, 2015
Robert M. Hill

/s/ LYLE KORVER	Director	August 26, 2015
Lyle Korver

/s/ JIMMY A. LAFOY	Director	August 26, 2015
Jimmy A. LaFoy

/s/ HARRY N. PARK	Director	August 26, 2015
Harry N. Park

/s/ CURTIN R. RAKESTRAW II	Director	August 26, 2015
Curtin R. Rakestraw II

/s/ BRADLEY J. SCHARDIN	Director	August 26, 2015
Bradley J. Schardin

/s/ MARK D. SNOWDEN	Director	August 26, 2015
Mark D. Snowden

/s/ DEAN R. TESCH	Director	August 26, 2015
Dean R. Tesch

/s/ KIRK A. THOMPSON	Director	August 26, 2015
Kirk A. Thompson

/s/ STEPHEN C. VAIL	Director	August 26, 2015
Stephen C. Vail

/s/ TODD P. WARE	Director	August 26, 2015
Todd P. Ware

/s/ GREGORY D. WILLIAMS	Director	August 26, 2015
Gregory D. Williams

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.		Description
3.1	—	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to our Form 10-K filed on August 28, 2014.
3.2	—	Amended Bylaws as approved by the CFC Board of Directors and members on March 7, 2011. Incorporated by reference to Exhibit 3.2 to our Form 10-Q filed on April 13, 2011.
4.1	—	Form of Capital Term Certificate. Incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-46018 filed October 12, 1972.
4.2	—	Indenture dated February 15, 1994, between the Registrant and First Bank National Association as trustee. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on October 15, 2007.
4.3	—	Form of indenture between CFC and Mellon Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed on November 14, 1995 (Registration No. 33-64231).
4.4	—
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

10.1^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated July 1, 2003. Incorporated by reference to Exhibit 10.1 to our Form 10-K filed on August 24, 2005.
10.2^	—	Employment Contract between CFC and Sheldon C. Petersen, effective January 1, 2008. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 11, 2008.
10.3^	—	First Amendment to Employment Contract between CFC and Sheldon C. Petersen, effective September 1, 2011. Incorporated by reference to Exhibit 10.2 to our Form 10-K filed on August 19, 2011.
10.4^	—
Employment Contract between CFC and John T. Evans, dated September 17, 1997 including termination of employment arrangement. Incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 27, 2007.

10.5^	—	Plan Document for CFC’s Deferred Compensation Pension Restoration Plan dated January 1, 2005. Incorporated by reference to Exhibit 10.16 to our Form 10-K filed on August 17, 2009.
10.6^	—	Plan Document for CFC’s Deferred Compensation Program amended and restated February 1, 2014. Incorporated by reference to Exhibit 10.6 to our Form 10-K filed on August 28, 2014.
10.7^	—	Plan Document for CFC's Executive Benefit Restoration Plan dated December 9, 2014. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.
10.8^	—	Employment Agreement between the Company and Sheldon C. Petersen, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2014.
10.9^	—	Supplemental Executive Retirement Plan of the Company, effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2014.
10.10	—	Revolving Credit Agreement dated March 21, 2011 for $1,125,000,000 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 13, 2011.

Exhibit No.		Description
10.11	—	Revolving Credit Agreement dated October 21, 2011 for $884,875,000 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on January 17, 2012.
10.12	—	Revolving Credit Agreement dated October 21, 2011 for $834,875,000 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on January 17, 2012.
10.13	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on April 12, 2013.

10.14	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on April 12, 2013.

10.15	—
Amendment No. 1 dated March 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 4.3 to our Form 10-Q filed on April 12, 2013.

10.16	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated March 21, 2011 originally expiring on March 21, 2014. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 13, 2014.

10.17	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed in January 13, 2014.

10.18	—
Amendment No.2 dated October 28, 2013 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed in January 13, 2014.

10.19	—
Amendment No.3 dated October 28, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2015. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on January 14, 2015.

10.20	—
Amendment No.3 dated October 28, 2014 to the Revolving Credit Agreement dated October 21, 2011 originally expiring on October 21, 2016. Incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on January 14, 2015.

10.21	—
Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated June 14, 2005 for up to $1,000,000,000. Incorporated by reference to Exhibit 4.12 to our Form 10-K filed on August 24, 2005.

10.22	—
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

10.24	—
Series B Future Advance Bond from the Registrant to the Federal Financing Bank dated April 28, 2006 for up to $1,500,000,000 maturing on July 15, 2029. Incorporated by reference to Exhibit 4.14 to our Form 10-K filed on August 25, 2006.

10.25	—
Series C Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated September 19, 2008 for up to $500,000,000. Incorporated by reference to Exhibit 4.29 to our Form 10-Q filed on October 14, 2008.

10.26	—
Series C Future Advance Bond from the Registrant to the Federal Financing Bank dated September 19, 2008 for up to $500,000,000 maturing on October 15, 2031. Incorporated by reference to Exhibit 4.32 to our Form 10-Q filed on October 14, 2008.

10.27	—
Indenture for Clean Renewable Energy Bonds, Tax Credit Series 2008A dated January 1, 2008, between the Registrant and U.S. Bank Trust National Association. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

10.28	—
Indenture for Clean Renewable Energy Bonds, Secured Tax Credit Series 2009A dated September 1, 2009 between the Registrant, U.S. Bank Trust National Association as trustee, and the Federal Agricultural Mortgage Corporation as guarantor. The Indenture has been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.

Exhibit No.		Description
10.29	—
Series D Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 10, 2010 for up to $500,000,000. Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on January 14, 2011.

10.30	—
Series D Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 10, 2010 for up to $500,000,000 maturing on October 15, 2033. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on January 14, 2011.

10.31	—
Series E Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 1, 2011 for up to $499,000,000. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on January 17, 2012.

10.32	—
Series E Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 1, 2011 for up to $499,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 17, 2012.

10.33	—
Series F Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of December 13, 2012 for up to $424,286,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 14, 2013.

10.34	—
Series F Future Advance Bond from the Registrant to the Federal Financing Bank dated as of December 13, 2012 for up to $424,286,000 maturing on October 15, 2035. Incorporated by reference to Exhibit 10.4 to our Form 10-Q filed in January 14, 2013.

10.35	—
Amended, Restated and Consolidated Bond Guarantee Agreement between the Registrant and the Rural Utilities Service dated as of December 13, 2012 for up to $3,999,000,000. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed in January 14, 2013.

10.36	—
Amended, Restated and Consolidated Pledge Agreement dated as of December 13, 2012, between the Registrant, the Rural Utilities Service and U.S. Bank National Association. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 14, 2013.

10.37	—
Series G Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 21, 2013 for up to $500,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed in January 13, 2014.

10.38	—
Supplement No. 1 to Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 21, 2013 between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed in January 13, 2014.

10.39	—
Series G Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 21, 2013 for up to $500,000,000 maturing on October 15, 2036. Incorporated by reference to Exhibit 10.3 to our Form 10-Q filed in January 13, 2014.

10.40	—
Series H Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 18, 2014 for up to $250,000,000. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.

10.41	—
Supplement No. 2 to Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 18, 2014 between the Registrant and the Rural Utilities Service. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.

10.42	—
Series H Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 18, 2014 for up to $250,000,000 maturing on October 15, 2034. Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on April 13, 2015.

10.43	—
Master Sale and Servicing Agreement dated July 24, 2009, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.47 to our Form 10-K filed on August 17, 2009.

10.44	—
Amended and Restated Master Note Purchase Agreement dated March 24, 2011 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.4 to our Form 10-Q filed on April 13, 2011.

10.45	—
Amended, Restated and Consolidated Pledge Agreement dated March 24, 2011, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 4.5 to our Form 10-Q filed on April 13, 2011.

10.46	—
First Supplemental Note Purchase Agreement dated March 24, 2011 for $3,900,000,000 between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 4.6 to our Form 10-Q filed on April 13, 2011.

Exhibit No.		Description
10.47	—
Amended and Restated First Supplemental Note Purchase Agreement dated January 8, 2015, between the Registrant and Federal Agricultural Mortgage Corporation. Incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on January 14, 2015.

10.48*	—	Second Amended, Restated and Consolidated Pledge Agreement dated July 31, 2015, between the Registrant, Federal Agricultural Mortgage Corporation and U.S. Bank Trust National Association.
	—	Registrant agrees to furnish to the Securities and Exchange Commission a copy of all other instruments defining the rights of holders of its long-term debt upon request.
12*	—	Computations of ratio of earnings to fixed charges.
23.1*	—	Consent of KPMG LLP.
23.2*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
*Indicates a document being filed with this Report. ^Identifies a management contract or compensatory plan or arrangement.
†Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.