Form 10-Q
period 2015-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2015-10-14
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
OR

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

20701 Cooperative Way, Dulles, Virginia, 20166
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

i

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	9
4	Derivative Gains (Losses)	11
5	Derivative Average Notional Balances and Average Interest Rates	12
6	Loans Outstanding by Type and Member Class	14
7	Historical Retention Rate and Repricing Selection	14
8	Total Debt Outstanding	15
9	Guarantees Outstanding	17
10	Maturities of Guarantee Obligations	18
11	Unadvanced Loan Commitments	18
12	Notional Maturities of Unconditional Committed Lines of Credit	19
13	Notional Maturities of Unadvanced Loan Commitments	19
14	Loan Portfolio Security Profile	20
15	Credit Exposure to 20 Largest Borrowers	21
16	Impaired Loans	23
17	Allowance for Loan Losses	24
18	Rating Triggers for Derivatives	25
19	Projected Sources and Uses of Liquidity	27
20	Revolving Credit Agreements	29
21	Member Investments	29
22	Financial Ratios under Revolving Credit Agreements	30
23	Financial Ratios under Indentures	31
24	Unencumbered Loans	31
25	Collateral Pledged or on Deposit	31
26	Principal Maturity of Long-term Debt	33
27	Interest Rate Gap Analysis	34
28	Adjusted Financial Measures — Income Statement	35
29	TIER and Adjusted TIER	36
30	Adjusted Financial Measures — Balance Sheet	36
31	Leverage and Debt-to-Equity Ratios	37

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, non-performance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving National Rural Utilities Cooperative Finance Corporation (“CFC”) or its members and the factors listed and described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“2015 Form 10-K). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets. RTFC was established to provide private financing for the rural telecommunications industry. NCSC was established to provide financing to members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC controlled and held foreclosed assets in two entities, Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”), during fiscal year 2015. DRP was dissolved during the fourth quarter of fiscal year 2015, subsequent to the sale of the remainder of its assets. CAH, which is the only entity in which we currently hold foreclosed assets, is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that were transferred to CAH as a result of a loan default by a borrower and subsequent bankruptcy proceedings. These operating entities provide local, long-distance and wireless telephone, cable television and Internet services to residential and commercial customers. See “Item 1. Business—Overview” of our 2015 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the drivers of changes from period to period and the key measures used by management to evaluate performance, such as leverage ratios, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, the more detailed information contained in 2015 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K, and the risk factors under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three months ended August 31, 2015 and 2014, and as of August 31, 2015 and May 31, 2015. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data(1)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014	Change
Statement of operations
Interest income	$246,116	$237,291	4%
Interest expense	(165,700)	(156,552)	6
Net interest income	80,416	80,739	—
Provision for loan losses	(4,562)	6,771	(167)
Fee and other income	4,701	4,357	8
Derivative losses(2)	(12,017)	(49,878)	(76)
Results of operations of foreclosed assets(3)	(1,921)	(2,699)	(29)
Operating expenses(4)	(22,835)	(18,543)	23
Other non-interest expense	(357)	61	(685)
Income before income taxes	43,425	20,808	109
Income tax expense	(330)	(196)	68
Net income	$43,095	$20,612	109%

Adjusted statement of operations
Adjusted interest expense(5)	$(185,856)	$(176,653)	5%
Adjusted net interest income(5)	60,260	60,638	(1)
Adjusted net income(5)	34,956	50,389	(31)

Ratios
Fixed-charge coverage ratio/TIER (6)	1.26	1.13	13	bps
Adjusted TIER(5)	1.19	1.29	(10)

	August 31, 2015	May 31, 2015	Change
Balance sheet
Cash, investments and time deposits	$835,115	$818,308	2%
Loans to members(7)	22,094,387	21,469,017	3
Allowance for loan losses	(38,307)	(33,690)	14
Loans to members, net	22,056,080	21,435,327	3
Total assets	23,459,800	22,846,059	3
Short-term borrowings	3,208,704	3,127,754	3
Long-term debt	16,710,748	16,244,794	3
Subordinated deferrable debt	395,717	395,699	—
Members’ subordinated certificates	1,485,933	1,505,420	(1)
Total debt outstanding(8)	21,801,102	21,273,667	2
Total liabilities	22,544,635	21,934,273	3
Total equity	915,165	911,786	—
Guarantees (9)	972,486	986,500	(1)

Ratios
Leverage ratio(10)	25.70	25.14	56	bps
Adjusted leverage ratio(5)	6.83	6.58	25
Debt-to-equity ratio(11)	24.63	24.06	57
Adjusted debt-to-equity ratio(5)	6.52	6.26	26
____________________________
— Change is less than one percent or not meaningful.
(1)In the first quarter of fiscal year 2016, we early-adopted the Financial Accounting Standards Board (“FASB”) guidance that amends the presentation of debt issuance costs in the financial statements by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. We applied its provisions retrospectively, which resulted in the reclassification of unamortized debt issuance costs of $47 million as of May 31, 2015, from total assets on our condensed consolidated balance sheet to total debt outstanding. Other than this reclassification, the adoption of the guidance did not impact our consolidated financial statements. See “Note 1—Summary of Significant Accounting Policies—Accounting Standards Adopted in Fiscal Year 2016” for additional information.
(2)Consists of derivative cash settlements and derivative forward value amounts. Derivative cash settlement amounts represent net periodic contractual interest accruals related to derivatives not designated for hedge accounting. Derivative forward value amounts represent changes in fair value during the period, excluding net periodic contractual accruals, related to derivatives not designated for hedge accounting and expense amounts reclassified into income related to the cumulative transition loss recorded in accumulated other comprehensive income (“AOCI”) as of June 1, 2001, as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet.
(3)Includes CAH fair value loss of $2 million for the three months ended August 31, 2015.
(4)Consists of salaries and employee benefits and other general and administrative expenses.
(5)See “Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(6)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same for the three months ended August 31, 2015 and 2014 because we did not have any capitalized interest during these periods.
(7)Consists of outstanding principal balance of member loans and deferred loan origination costs of $10 million as of both August 31, 2015 and May 31, 2015.
(8)Includes debt issuance costs, which were previously classified as an asset on our consolidated balance sheets, of $46 million and $47 million as of August 31, 2015 and May 31, 2015, respectively.
(9)Represents the total outstanding guarantee amount as of the end of the each period; however, the amount recorded on our condensed consolidated balance sheets for our guarantee obligations is significantly less than the outstanding guarantee total. See “Note 10—Guarantees” for additional information.
(10)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(11)Calculated based on total liabilities at period end divided by total equity at period end.

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

Financial Performance

Reported Results

We reported net income of $43 million for the quarter ended August 31, 2015 (“current quarter”) and TIER of 1.26, compared with net income of $21 million and TIER of 1.13 for the same prior year quarter. Our debt-to-equity ratio increased to 24.63-to-1 as of August 31, 2015, from 24.06-to-1 as of May 31, 2015. Our reported results for the current quarter reflect the impact of relatively flat net interest income and a significant reduction in net derivative losses of $38 million, which was partially offset by a shift in the provision for loan losses of $12 million, as we recorded a provision expense of $5 million in the current quarter versus a negative provision of $7 million in the same prior year quarter.

We expect volatility from period to period in our reported GAAP results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which we mark to market through earnings. As previously noted, we therefore use adjusted non-GAAP measures to evaluate our performance and for compliance with our debt covenants.

Adjusted Non-GAAP Results

Our adjusted net income totaled $35 million and our adjusted TIER was 1.19 for the current quarter, compared with adjusted net income of $50 million and adjusted TIER of 1.29 for the same prior year quarter. Our adjusted debt-to-equity ratio increased to 6.52-to-1 as of August 31, 2015, from 6.26-to-1 as of May 31, 2015. Our adjusted net income for the current quarter reflected a slight decline in net interest income and the unfavorable impact of the $12 million shift in our provision for loan losses.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $22,085 million as of August 31, 2015, an increase of $625 million, or 3%, from May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $480 million and $163 million, respectively, which was attributable to members refinancing with us loans made by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $6 million and a decrease in RTFC loans of $7 million.

CFC had long-term fixed-rate loans totaling $206 million that repriced during the three months ended August 31, 2015. Of this total, $199 million repriced to a new long-term fixed rate; $6 million repriced to a long-term variable rate; and $1 million were repaid in full.

Funding Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the three months ended August 31, 2015, our debt volume also increased. Total debt outstanding was $21,801 million as of August 31, 2015, an increase of $527 million, or 2%, from May 31, 2015. The increase was primarily attributable to the issuance of notes payable of $250 million under the Guaranteed Underwriter Program of the United States Department of Agriculture and $180 million under the note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”). On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac for $300 million.

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate a continued increase in earnings from our core lending operations over the next 12 months based on our expectation of an increase in long-term loans outstanding.

We had $1,932 million of long-term debt as of August 31, 2015, scheduled to mature over the next 12 months. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. We had $751 million in cash and time deposits, up to $500 million available under committed loan facilities from the Federal Financing Bank, $3,419 million available under committed revolving lines of credit with a syndicate of banks, up to $300 million available under a new note purchase agreement with Farmer Mac and, subject to market conditions, up to $2,419 million available under the existing revolving note purchase agreement with Farmer Mac as of August 31, 2015. On September 28, 2015, we received a commitment from RUS to guarantee a loan of $250 million from the Federal Financing Bank of the USDA pursuant to the Guaranteed Underwriter Program. Upon closing of the commitment, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,294 million as of August 31, 2015, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund and select notes. We believe we can also continue to roll over our outstanding dealer commercial paper of $915 million as of August 31, 2015. We intend to manage our short-term wholesale funding risk by maintaining our dealer commercial paper within an approximate range between $1,000 million and $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the increase in outstanding loan balances during the first quarter of fiscal 2016 and the expected further increase during the remainder of the fiscal year, we anticipate additional borrowings to support our loan growth. As a result, our adjusted debt-to-equity ratio will likely continue to be higher than 6.00-to-1 in the near term.

As part of our strategy to manage our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated and Farmer Mac has approved an initial tranche of loans of $520 million as of August 31, 2015. We expect to designate an additional tranche of loans in the second quarter of fiscal year 2016.

On September 30, 2015, CFC entered into a Purchase Agreement (the “Purchase Agreement”) with CAH, ATN VI Holdings, LLC (“Atlantic”) and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. We expect to complete the transaction during the second half of calendar year 2016, subject to the satisfaction or waiver of various closing conditions under the Purchase Agreement, including, among other things, the receipt of required communications regulatory approvals in the United States, United States Virgin Islands, British Virgin Islands and St. Maarten, the expiration or termination of applicable waiting periods under applicable competition laws, and the absence of a material adverse effect or material adverse regulatory event. See “Consolidated Results of Operations—Results of Foreclosed Assets” below and “Note 4—Foreclosed Assets” for additional information related to CAH.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management's judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the assumptions used in our critical accounting policies and estimates during the current quarter. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. We provide information on the methodologies and key assumptions used in our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2015 Form 10-K. See “Item 1A. Risk Factors” for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods in our 2015 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the three months ended August 31, 2015, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended August 31, 2015 and the three months ended August 31, 2014. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of August 31, 2015 and May 31, 2015. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three months ended August 31, 2015 and 2014, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
(Dollars in thousands)	2015			2014
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$19,914,082	$232,202	4.64%	$18,458,181	$222,328	4.78%
Long-term variable-rate loans	685,897	5,020	2.91	754,707	5,360	2.82
Line of credit loans	1,040,028	6,198	2.37	1,156,811	6,942	2.38
Restructured loans	11,407	—	—	7,585	—	—
Nonperforming loans	—	—	—	2,071	—	—
Interest-based fee income(2)	—	71	—	—	89	—
Total loans	21,651,414	243,491	4.47	20,379,355	234,719	4.57
Cash, investments and time deposits	722,391	2,625	1.45	995,975	2,572	1.02
Total interest-earning assets	$22,373,805	$246,116	4.38%	$21,375,330	$237,291	4.40%
Other assets, less allowance for loan losses	873,048			900,480
Total assets	$23,246,853			$22,275,810

Liabilities:
Short-term debt	$2,799,166	$2,542	0.36%	$3,799,388	$3,141	0.33%
Medium-term notes	3,361,129	20,153	2.39	2,760,202	17,159	2.47
Collateral trust bonds	6,782,214	82,831	4.86	6,017,423	76,182	5.02
Subordinated deferrable debt	400,000	4,783	4.76	400,000	4,767	4.73
Subordinated certificates	1,497,706	15,306	4.07	1,542,924	16,746	4.31
Long-term notes payable	6,550,307	40,085	2.43	5,859,435	38,557	2.61
Total interest-bearing liabilities	$21,390,522	$165,700	3.08%	$20,379,372	$156,552	3.05%
Other liabilities	941,094			929,881
Total liabilities	22,331,616			21,309,253
Total equity	915,237			966,557
Total liabilities and equity	$23,246,853			$22,275,810

Net interest spread(3)			1.30%			1.35%
Impact of non-interest bearing funding(4)			0.14			0.16
Net interest income/net interest yield(5)		$80,416	1.44%		$80,739	1.51%

Adjusted net interest income/adjusted net interest yield:
Interest income		$246,116	4.38%		$237,291	4.40%
Interest expense		165,700	3.08		156,552	3.05
Add: Net derivative cash settlement cost(6)		20,156	0.82		20,101	0.94
Adjusted interest expense/adjusted average cost(7)		$185,856	3.46%		$176,653	3.43%

Adjusted net interest spread(4)			0.92%			0.97%
Impact of non-interest bearing funding			0.15			0.16
Adjusted net interest income/adjusted net interest yield(8)		$60,260	1.07%		$60,638	1.13%
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method. Also includes a small portion of conversion fees, which are intended to cover the administrative costs related to the conversion and are recognized into income immediately at conversion.
(2) Primarily related to loan origination and late loan payment fees.

(3)Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing funding. Adjusted net interest spread represents the difference between the average yield on interest-earning assets and the adjusted average cost of interest-bearing funding.
(4)Includes other liabilities and equity.
(5)Net interest yield is calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $9,788 million and $8,484 million for the three months ended August 31, 2015 and 2014, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31, 2015 versus 2014
		Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$9,874	$16,881	$(7,007)
Long-term variable-rate loans	(340)	(502)	162
Line of credit loans	(744)	(718)	(26)
Fee income	(18)	—	(18)
Total loans	8,772	15,661	(6,889)
Cash, investments and time deposits	53	(712)	765
Interest income	8,825	14,949	(6,124)

Interest expense:
Short-term debt	(599)	(833)	234
Medium-term notes	2,994	3,679	(685)
Collateral trust bonds	6,649	9,448	(2,799)
Subordinated deferrable debt	16	(13)	29
Subordinated certificates	(1,440)	(535)	(905)
Long-term notes payable	1,528	4,428	(2,900)
Interest expense	9,148	16,174	(7,026)
Net interest income	$(323)	$(1,225)	$902

Adjusted net interest income:
Interest income	$8,825	$14,949	$(6,124)
Interest expense	9,148	16,174	(7,026)
Derivative cash settlements(2)	55	3,026	(2,971)
Adjusted interest expense(3)	9,203	19,200	(9,997)
Adjusted net interest income	$(378)	$(4,251)	$3,873
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

Net interest income of $80 million for the current quarter decreased slightly from the same prior year quarter, driven by a decrease in net interest yield of 5% (7 basis points) to 1.44%, which was largely offset by an increase in average interest-earning assets of 5%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets reflected loan advances that exceeded loan payments as members refinanced with us loans made by other lenders and obtained advances to fund capital investments.

•
Net Interest Yield: The decrease in the net interest yield was attributable to the combined impact of an increase in our average cost of funds and a decline in the average yield on interest-earning assets. Our average cost of funds increased by 3 basis points to 3.08% during the three months ended August 31, 2015, largely due to our decision in the third quarter of fiscal year 2015 to significantly reduce our outstanding dealer commercial paper balance, which has a much lower cost. The decrease in the average yield on interest-earning assets of 2 basis points to 4.38% during the three months ended August 31, 2015 was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a spread to cover our cost of operations and provision for loan losses and to provide earnings sufficient to achieve interest coverage to meet financial objectives. As benchmark treasury rates remained low and our credit spread tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. We therefore lowered the long-term fixed rates on our new loans.

Adjusted net interest income of $60 million for the current quarter also decreased slightly from the same prior year quarter, driven by a decrease in the adjusted net interest yield of 5% (6 basis points) to 1.07%, offset by the 5% increase in average interest-earning assets.

Our adjusted net interest income and adjusted net interest yield include the impact of net periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $20 million for the three months ended August 31, 2015 and 2014. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $5 million for the three months ended August 31, 2015, compared with a benefit for loan losses of $7 million for the same prior year period. The shift in the provision was attributable to the increase in loan balances and a slight deterioration in the overall credit risk profile of our loan portfolio. Specifically, certain loans experienced negative migration through our internal risk rating process. As a result, our allowance for loan losses increased to $38 million as of August 31, 2015, from $34 million as of May 31, 2015. The benefit for loan losses recorded in the prior year period was due to modest improvement in the credit quality and overall credit risk profile of our loan portfolio and relatively flat loan balances. We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 3—Loans and Commitments” of this Report. For information on our allowance methodology, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary ” in our 2015 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded losses from non-interest income of $9 million and $48 million for the three months ended August 31, 2015 and 2014, respectively. The decrease in losses of $39 million was primarily attributable to a reduction in derivative losses of $38 million during the three months ended August 31, 2015.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, yield curves and implied interest rate volatility and the composition and balance of instrument types in our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of August 31, 2015 or May 31, 2015.

We recorded derivative losses of $12 million and $50 million for the three months ended August 31, 2015 and 2014, respectively. Table 4 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three months ended August 31, 2015 and 2014. The derivative gains (losses) relate to interest rate swap agreements. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 4: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Derivative gains (losses) attributable to:
Derivative cash settlements	$(20,156)	$(20,101)
Derivative forward value	8,139	(29,777)
Derivative losses	$(12,017)	$(49,878)

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

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three months ended August 31, 2015 and 2014. As indicated in Table 5, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended August 31,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$5,939,394	3.13%	0.29%	$5,419,383	3.32%	0.24%
Receive-fixed swaps	3,849,000	0.80	3.09	3,065,033	0.86	3.62
Total	$9,788,394	2.21%	1.39%	$8,484,416	2.42%	1.48%

The derivative losses of $12 million recognized during the three months ended August 31, 2015 reflected the combined impact of net derivative forward value gains of $8 million, which was offset by a net loss related to the periodic cash settlements as we were a net payer on our interest-rate swaps based on the terms of the instruments. The net derivative forward value gains of $8 million were primarily attributable to a net increase in the fair value of our pay-fixed swaps during the period due to a steepening of the swap yield curve resulting from a gradual increase in interest rates across the curve.

Of the total derivative losses of $50 million recorded for the three months ended August 31, 2014, $30 million related to derivative forward value losses and the remainder related to the net periodic contractual interest settlements. The derivative forward value losses were primarily attributable to a flattening of the swap yield curve during the period, with rates on the shorter end of the yield curve increasing and rates on the longer end of the yield curve declining. Due to the overall composition of our derivative portfolio, we experienced an overall decline in the fair value of both our pay-fixed and receive-fixed swaps during the quarter.

See “Note 8—Derivative Financial Instruments” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

The financial operating results of entities controlled by CFC that hold foreclosed assets are reported in our consolidated statements of operations under results of operations of foreclosed assets. We previously had two entities, CAH and DRP, that held foreclosed assets. We dissolved DRP during the fourth quarter of fiscal 2015, following the sale of DRP’s remaining assets.

We recorded losses from the results of operations of foreclosed assets of $2 million for the three months ended August 31, 2015, compared with losses of $3 million for the same prior year period. The losses recorded during the three months ended August 31, 2015 were primarily attributable to valuation adjustments related to CAH, while the losses recorded during the same prior year period related to CAH’s results of operations.

As discussed above under “Executive Summary,” on September 30, 2015, CFC entered into a Purchase Agreement with Atlantic and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. The amount recorded on our condensed consolidated balance sheet for CAH of $114 million as of August 31, 2015 reflects the expected net proceeds, including estimated adjustments to the selling price and selling costs, from the completion of the CAH sales transaction.

We expect to complete the transaction during the second half of calendar year 2016, subject to the satisfaction or waiver of various closing conditions under the Purchase Agreement, including, among other things, the receipt of required communications regulatory approvals in the United States, United States Virgin Islands, British Virgin Islands and St. Maarten, the expiration or termination of applicable waiting periods under applicable competition laws, and the absence of a material adverse effect or material adverse regulatory event.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, provision for guarantee liability, losses on early extinguishment of debt and other miscellaneous expenses.

We recorded non-interest expense of $23 million for the three months ended August 31, 2015, an increase of $5 million, or, 25% from the same prior year period was primarily due to an increase in other general and administrative expenses related to system infrastructure enhancements and legal fees.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents 100% of the results of operations of RTFC and NCSC, as the members of RTFC and NCSC own or control 100% of the interest in their respective companies.

We recorded a net loss attributable to noncontrolling interests of less than $1 million for the three months ended August 31, 2015, and net income of less than $1 million during the three months ended August 31, 2014. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to fluctuations in the fair value of NCSC’s derivative instruments.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $23,460 million as of August 31, 2015 increased by $614 million, or 3%, from May 31, 2015, primarily due to growth in our loan portfolio. Total liabilities of $22,545 million as of August 31, 2015 increased by $610 million, or 3%, from May 31, 2015, primarily due to debt issuances to fund the growth in our loan portfolio. Total equity increased by $3 million to $915 million as of August 31, 2015. The increase in total equity was primarily attributable to our net income of $43 million for the three months ended August 31, 2015, which was partially offset by the patronage capital retirement of $39 million authorized by our Board of Directors in July 2015.
Following is a discussion of changes in the major components of our assets and liabilities during the three months ended August 31, 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers may choose a fixed or variable interest rate for periods of one to 35 years. When a selected fixed-rate term expires, the borrower may select either another fixed-rate term or a variable rate or elect to repay the loan in full.

Table 6 summarizes loans outstanding by type and by member class as of August 31, 2015 and May 31, 2015.

Table 6: Loans Outstanding by Type and Member Class

	August 31, 2015		May 31, 2015		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:
Long-term loans:
Long-term fixed-rate loans	$20,017,697	91%	$19,543,274	91%	$474,423
Long-term variable-rate loans	711,437	3	698,495	3	12,942
Loans guaranteed by RUS	177,840	1	179,241	1	(1,401)
Total long-term loans	20,906,974	95	20,421,010	95	485,964
Line of credit loans	1,177,577	5	1,038,210	5	139,367
Total loans outstanding(1)	$22,084,551	100%	$21,459,220	100%	$625,331

Loans by member class:
CFC:
Distribution	$16,575,202	75%	$16,095,043	75%	$480,159
Power supply	4,344,867	20	4,181,481	20	163,386
Statewide and associate	60,377	—	65,466	—	(5,089)
CFC total	20,980,446	95	20,341,990	95	638,456
RTFC	379,033	2	385,709	2	(6,676)
NCSC	725,072	3	731,521	3	(6,449)
Total loans outstanding(1)	$22,084,551	100%	$21,459,220	100%	$625,331
____________________________
(1)Excludes deferred loan origination costs of $10 million as of August 31, 2015 and May 31, 2015.

The balance of loans outstanding of $22,085 million as of August 31, 2015 increased by $625 million from May 31, 2015. The increase was primarily due to the increase in CFC distribution and power supply loans of $480 million and $163 million, respectively, which was partially offset by a decrease in NCSC loans of $6 million and a decrease in RTFC loans of
$7 million. The increase in CFC distribution and power supply loans was attributable to members refinancing with us loans made by other lenders and member advances for capital investments. We provide additional information on loans in “Note 3—Loans and Commitments.” See also “Liquidity Risk” for information on unencumbered loans.

Table 7 displays our historical retention rate for long-term fixed-rate loans that repriced during the quarterly period ended August 31, 2015 and the year ended May 31, 2015. Table 7 also displays the percentage of borrowers that select another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date.

Table 7: Historical Retention Rate and Repricing Selection

	August 31, 2015		May 31, 2015
(Dollars in thousands)	Amount	%	Amount	%
Loans retained:
Long-term fixed rate selected	$198,576	97%	$991,279	81%
Long-term variable rate selected	6,133	3	154,946	13
Loans repriced and sold by CFC	—	—	3,904	—
Total loans retained	204,709	100	1,150,129	94
Total loans repaid	849	—	76,380	6
Total loans repriced	$205,558	100%	$1,226,509	100%

Debt

Table 8 displays the composition of our debt outstanding, by debt product type, by interest rate type and by original contractual maturity, as of August 31, 2015 and May 31, 2015.

Table 8: Total Debt Outstanding

(Dollars in thousands)	August 31, 2015	May 31, 2015	Increase/ (Decrease)
Debt product type:
Commercial paper sold through dealers, net of discounts	$914,954	$984,954	$(70,000)
Commercial paper sold directly to members, at par	838,180	736,162	102,018
Select notes	667,669	671,635	(3,966)
Daily liquidity fund notes	592,654	509,131	83,523
Collateral trust bonds	6,758,598	6,755,067	3,531
Guaranteed Underwriter Program notes payable	4,651,481	4,406,465	245,016
Farmer Mac notes payable	2,081,398	1,910,688	170,710
Medium-term notes	3,368,028	3,352,023	16,005
Other notes payable(3)	46,490	46,423	67
Subordinated deferrable debt	395,717	395,699	18
Membership certificates	629,821	645,035	(15,214)
Loan and guarantee certificates	636,116	640,889	(4,773)
Member capital securities	219,996	219,496	500
Total debt outstanding	$21,801,102	$21,273,667	$527,435

Interest rate type:
Fixed-rate debt(1)	82%	81%
Variable-rate debt(2)	18	19
Total	100%	100%

Original contractual maturity:
Long-term debt	85%	85%
Short-term debt	15	15
Total	100%	100%
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
(3) Other notes payable included unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.

Total debt outstanding was $21,801 million as of August 31, 2015, an increase of $527 million, or 2%, from May 31, 2015. The increase primarily reflected the issuance of notes payable during the three months ended August 31, 2015 totaling $250 million under the Guaranteed Underwriter Program and $180 million under a note purchase agreement with Farmer Mac. On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac for an additional $300 million.

Equity

Total equity increased by $3 million to $915 million as of August 31, 2015 from May 31, 2015. The increase in total equity was primarily attributable to our net income of $43 million for the three months ended August 31, 2015, partially offset by the board authorized patronage capital retirement of $39 million.

In July 2015, the CFC Board of Directors authorized additional allocations of fiscal year 2015 net earnings that included $1 million to the Cooperative Educational Fund, $16 million to the members’ capital reserve and $78 million to members in the form of patronage capital. In July 2015, the CFC Board of Directors also authorized the retirement of allocated net earnings totaling $39 million, which represented 50% of the fiscal year 2015 allocation. This amount was returned to members in cash in September 2015.

Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors taking into consideration CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law. The NCSC Board of Directors has the authority to determine if and when net earnings will be allocated and retired. Likewise, the RTFC Board of Directors has the authority to determine if and when net earnings will be allocated and retired.

The amount of patronage capital allocated each year by CFC’s Board of Directors is based on non-GAAP adjusted net income, which excludes the impact of derivative forward value gains (losses). See “Non-GAAP Financial Measures” for information on adjusted net income.

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio was 25.70-to-1 as of August 31, 2015, an increase from 25.14-to-1 as of May 31, 2015. The increase in the leverage ratio was due to the increase of $610 million in total liabilities, partially offset by the increase of $3 million in total equity and by the decrease of $14 million in total guarantees.

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

The adjusted leverage ratio was 6.83-to-1 and 6.58-to-1 as of August 31, 2015 and May 31, 2015, respectively. The increase in the adjusted leverage ratio was due to the increase of $647 million in adjusted liabilities and the decrease of $24 million in adjusted equity, partially offset by the decrease of $14 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 24.63-to-1 as of August 31, 2015, an increase from 24.06-to-1 as of May 31, 2015. The increase in the debt-to-equity ratio is due to the increase of $610 million in total liabilities, partially offset by the increase of $3 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.52-to-1 and 6.26-to-1 as of August 31, 2015 and May 31, 2015, respectively. The increase in the adjusted debt-to-equity ratio was due to the increase of $647 million in adjusted liabilities and decrease of $24 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in financial transactions that are not presented on our condensed consolidated balance sheets, or may be recorded on our condensed consolidated balance sheets in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements consist primarily of guarantees of member obligations and unadvanced loan commitments intended to meet the financial needs of our members.

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

Table 9 shows our guarantees outstanding, by guarantee type and by company, as of August 31, 2015 and May 31, 2015.

Table 9: Guarantees Outstanding

(Dollars in thousands)	August 31, 2015	May 31, 2015	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$489,020	$489,520	$(500)
Letters of credit	369,391	382,233	(12,842)
Other guarantees	114,075	114,747	(672)
Total	$972,486	$986,500	$(14,014)
Company:
CFC	$937,343	$952,875	$(15,532)
RTFC	1,574	1,574	—
NCSC	33,569	32,051	1,518
Total	$972,486	$986,500	$(14,014)

In addition to the letters of credit listed in the above table, we had master letter of credit facilities in place as of August 31, 2015, under which we may be required to issue up to an additional $84 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of August 31, 2015 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

In addition to the guarantees described above, we were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $493 million as of August 31, 2015. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 9. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2015. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $417 million of these bonds as of August 31, 2015, which is included in long-term tax-exempt bond guarantees in Table 9.

Of our total guarantee amounts, 56% as of August 31, 2015 and May 31, 2015 were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the three months ended August 31, 2015 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $19 million and $20 million respectively, as of August 31, 2015 and May 31, 2015, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 10 summarizes our off-balance sheet obligations as of August 31, 2015, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 10: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Guarantees	$972,486	$164,078	$60,507	$212,846	$18,787	$62,939	$453,329

See “Note 10—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of August 31, 2015 and May 31, 2015. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 11: Unadvanced Loan Commitments

(Dollars in thousands)	August 31, 2015	% of Total	May 31, 2015	% of Total
Line of credit commitments:
Not conditional(1)	$2,686,842	19%	$2,764,968	20%
Conditional(2)	6,706,480	47	6,529,159	46
Total line of credit unadvanced commitments	9,393,322	66	9,294,127	66
Total long-term loan unadvanced commitments	4,903,121	34	4,835,623	34
Total	$14,296,443	100%	$14,129,750	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 11, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,687 million and $2,765 million as of August 31, 2015 and May 31, 2015, respectively. We record a liability for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 12 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of August 31, 2015, and the maturity of amounts during each of the next five fiscal years.

Table 12: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020
Committed lines of credit	$2,686,842	$79,077	$297,416	$717,942	$950,728	$641,679

For contracts subject to a material adverse change clause, the advance of additional amounts is conditional. Prior to making an advance on these facilities, we confirm that there have been no material adverse changes in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the loan terms and conditions. The substantial majority of our line of credit commitments relate to contracts that include material adverse change clauses. Unadvanced commitments that are subject to a material adverse change clause are classified as contingent liabilities. We do not record a reserve for credit losses on our condensed consolidated balance sheets for these commitments, nor do we include them in our off-balance sheet guarantee amounts in Table 9 above because we consider them to be conditional.

Table 13 summarizes the available balance under unadvanced commitments as of August 31, 2015 and the related maturities by fiscal year and thereafter by loan type:

Table 13: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,393,322	$595,623	$5,337,933	$1,135,540	$1,108,910	$856,000	$359,316
Long-term loans	4,903,121	559,969	1,124,419	807,421	1,114,284	1,044,739	252,289
Total	$14,296,443	$1,155,592	$6,462,352	$1,942,961	$2,223,194	$1,900,739	$611,605

Line of credit commitments are generally revolving facilities for periods that do not exceed five years. Historically, borrowers have not fully drawn the commitment amounts for line of credit loans, and the utilization rates have been low regardless of whether a material adverse change clause provision exists at the time of advance. Also, borrowers historically have not fully drawn the commitments related to long-term loans, and borrowings have generally been advanced in multiple transactions over an extended period of time. We believe these conditions are likely to continue because of the nature of the business of our electric cooperative borrowers and the terms of our loan commitments. See “MD&A—Off-Balance Sheet Arrangements” in our 2015 Form 10-K for additional information.

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

For additional information about the role of the CFC Board of Directors in risk oversight, see “Item 10. Directors, Executive Officers and Corporate Governance” in our 2015 Form 10-K for additional information.

CREDIT RISK

Credit risk is the risk of loss associated with a borrower or counterparty’s failure to meet its obligations in accordance with agreed upon terms. Our loan portfolio, which represents the largest component of assets on our balance sheet, and guarantees account for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of investment securities and entering into derivative transactions to manage our interest rate risk.

Loan and Guarantee Portfolio Credit Risk

Below we provide information on the credit risk profile of our loan portfolio and guarantees, including security provisions, loan concentration, credit performance and our allowance for loan losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, borrowers also are required to set rates charged to customers to achieve certain financial ratios. Of our total loans outstanding, 91% were secured and 9% were unsecured as of both August 31, 2015 and May 31, 2015. Table 14 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio.

Table 14 : Loan Portfolio Security Profile

	August 31, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$19,074,885	95%	$942,812	5%	$20,017,697
Long-term variable-rate loans	645,333	91	66,104	9	711,437
Loans guaranteed by RUS	177,840	100	—	—	177,840
Line of credit loans	235,359	20	942,218	80	1,177,577
Total loans outstanding(1)	$20,133,417	91	$1,951,134	9	$22,084,551

Company:
CFC	$19,332,978	92%	$1,647,468	8%	$20,980,446
RTFC	359,107	95	19,926	5	379,033
NCSC	441,332	61	283,740	39	725,072
Total loans outstanding(1)	$20,133,417	91	$1,951,134	9	$22,084,551

	May 31, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$18,526,068	95%	$1,017,206	5%	$19,543,274
Long-term variable-rate loans	628,115	90	70,380	10	698,495
Loans guaranteed by RUS	179,241	100	—	—	179,241
Line of credit loans	107,781	10	930,429	90	1,038,210
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220

Company:
CFC	$18,635,818	92%	$1,706,172	8%	$20,341,990
RTFC	370,924	96	14,785	4	385,709
NCSC	434,463	59	297,058	41	731,521
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220
____________________________
(1) Excludes deferred loan origination costs of $10 million as of August 31, 2015 and May 31, 2015.

As part of our strategy to manage our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated and Farmer Mac has approved an initial tranche of loans of $520 million as of August 31, 2015, and we expect to designate additional tranches of loans.

Loan Concentration

We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state represented approximately 14% and 15%, respectively, of total loans outstanding as of August 31, 2015 and May 31, 2015.

The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of August 31, 2015 and May 31, 2015. The 20 largest borrowers consisted of 12 distribution systems and 8 power supply systems as of August 31, 2015 and May 31, 2015. Table 15 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of August 31, 2015 and May 31, 2015.

Table 15: Credit Exposure to 20 Largest Borrowers

	August 31, 2015		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,434,547	23%	$5,478,977	24%	$(44,430)
Guarantees	363,522	2	374,189	2	(10,667)
Total exposure to 20 largest borrowers	$5,798,069	25%	$5,853,166	26%	$(55,097)

By company:
CFC	$5,782,366	25%	$5,837,463	26%	$(55,097)
NCSC	15,703	—	15,703	—	—
Total exposure to 20 largest borrowers	$5,798,069	25%	$5,853,166	26%	$(55,097)

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard and doubtful. Internal risk rating and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio. As displayed in “Note 3—Loans and Commitments,” less than 1% of the loans in our portfolio were classified as criticized as of August 31, 2015 and May 31, 2015. Below we provide information on certain additional credit quality indicators, including nonperforming, restructured and individually impaired loans.

Nonperforming Loans

We classify loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is classified as nonperforming is reversed against earnings.

Restructured Loans

We actively monitor underperforming loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower's current ability to pay. Modified loans in which we grant one or more concessions to a borrower experiencing financial difficulty are accounted for and reported as troubled debt restructurings (“TDRs”). Loans modified in a TDR are generally placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a modified loan is current at the modification date, the loan is not placed on nonaccrual status at the time of modification. We had modified loans, all of which met the definition of a TDR, totaling $11 million and $12 million as of August 31, 2015 and May 31, 2015, respectively.

Impaired Loans

We consider a loan to be individually impaired when, based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan. Individually impaired loans are subject to the specific allowance methodology. A loan that has been modified in a TDR is generally considered to be individually impaired until it matures, is repaid, or is otherwise liquidated, regardless of whether the borrower performs under the modified terms.

Table 16 presents nonperforming and performing TDR loans as of August 31, 2015 and May 31, 2015. These loans represent the population of loans identified as individually impaired as of the end of each period presented.

Table 16: Impaired Loans

(Dollars in thousands)	August 31, 2015	May 31, 2015
Modified TDR loans:
CFC/Distribution	$7,221	$7,221
NCSC	—	294
RTFC	4,156	4,221
Total TDR loans	$11,377	$11,736

TDR loan ratio:
Percent of total loans outstanding	0.05%	0.05%
Percent of total loans and guarantees outstanding	0.05	0.05

Performance status:
Performing TDR loans(1)	$7,221	$11,736
Nonperforming TDR loans(1)	4,156	—
Total TDR loans	$11,377	$11,736

Nonperforming loan ratio:
Percent of total loans outstanding	0.02%	—%
Percent of total loans and guarantees outstanding	0.02	—
____________________________
(1)All loans classified as TDR loans were on nonaccrual status as of August 31, 2015. Foregone interest on these loans totaled $0.2 million for the three months ended August 31, 2015 and 2014.

We did not accrue any interest on performing TDR loans during the three months ended August 31, 2015 and 2014. We classified $7 million as performing as of August 31, 2015 because the borrower has demonstrated a sustained period of performance under the modified terms of the restructured loan.

We provide additional information on the credit quality of our loan portfolio in “Note 3—Loans and Commitments.”

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

Table 17 summarizes activity in the allowance for loan losses for the three months ended August 31, 2015 and 2014 and a comparison of the allowance by company as of August 31, 2015 and May 31, 2015.

Table 17: Allowance for Loan Losses

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Beginning balance	$33,690	$56,429
Provision for loan losses	4,562	(6,771)
Net recoveries	55	53
Ending balance	$38,307	$49,711
`
	August 31, 2015	May 31, 2015
Allowance for loan losses by company:
CFC	$27,151	$23,716
RTFC	5,552	4,533
NCSC	5,604	5,441
Total	$38,307	$33,690

Allowance coverage ratios:
Percentage of total loans outstanding	0.17%	0.16%
Percentage of total nonperforming TDR loans outstanding	921.73	—
Percentage of total performing TDR loans outstanding	530.49	287.07
Percentage of loans on nonaccrual status	336.71	287.07

Our allowance for loan losses increased by $5 million during the three months ended August 31, 2015 to $38 million as of August 31, 2015. The increase reflected an overall increase in loan balances and a slight deterioration in the credit quality and overall credit risk profile of our loan portfolio. Specifically, certain loans experienced negative migration through our internal risk rating process.

On a quarterly basis, we review all nonperforming and restructured loans, as well as certain additional loans selected based on known facts and circumstances, to determine if the loans are impaired and/or to determine if there have been changes to a previously impaired loan. We calculate impairment for loans identified as individually impaired based on the fair value of the underlying collateral securing the loan for collateral-dependent loans or based on the expected future cash flows for loans that are not collateral dependent. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations may change. Our specific allowance for loan losses totaled $1 million and $0.4 million as of August 31, 2015 and May 31, 2015, respectively, which related to individually impaired loans of $11 million and $12 million, respectively.

See “Results of Operations—Provision for Loan Losses” and “Note 3—Loans and Commitments” for additional information. We provide information on our allowance methodology in “Note 1—Summary of Significant Accounting Policies” in our fiscal year 2015 Form 10-K.

Counterparty Credit Risk

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
Our largest single counterparty exposure, based on the outstanding notional amount, represented approximately 18% and 19% of our total outstanding notional amount of derivatives as of August 31, 2015 and May 31, 2015, respectively. Our derivative counterparties had credit ratings ranging from Aa2 to Baa1 by Moody’s and from AA- to BBB+ by S&P.

Rating Triggers for Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

We regularly evaluate the overall credit worthiness of our counterparties. Table 18 displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 18: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable)/Due
Mutual rating trigger if ratings:
Falls below Baa1/BBB+	$5,420,527	$(176,319)	$3,013	$(173,306)
Falls to Baa3/BBB-	1,781,207	(15,798)	—	(15,798)
Falls below Baa3/BBB-	579,362	(23,217)	—	(23,217)
Falls to or below Ba3/BB(1)	102,581	—	97	97
Total	$7,883,677	$(215,334)	$3,110	$(212,224)
____________________________
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $217 million as of August 31, 2015. The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $2 million as of August 31, 2015. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of August 31, 2015. If a counterparty has a rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all interest rate swaps with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

For additional information about the risks related to our business, see “Item 1A. Risk Factors” in our 2015 Form 10-K.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. We had liquidity reserve access totaling $7,389 million as of August 31, 2015. Our liquidity reserve access consisted of cash and time deposits of $751 million, committed revolving credit agreements of $3,419 million, committed loan facilities from the Federal Financing Bank (“FFB”) of $500 million, a note purchase agreement with Farmer Mac of $300 million and, subject to market conditions, a revolving note purchase agreement with Farmer Mac totaling up to $2,419 million.

As of August 31, 2015, we had commercial paper, select notes and daily liquidity fund notes, including member investments, of $3,013 million scheduled to mature during the next 12 months. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $2,099 million. Dealer commercial paper decreased to $915 million as of August 31, 2015, from $985 million as of May 31, 2015. In order to manage our short-term wholesale funding risk, we reduced our non-member outstanding short-term debt, which consists of dealer commercial paper, to an approximate range between $1,000 million and $1,250 million in the third quarter of fiscal year 2015. We intend to maintain our dealer commercial paper within that range for the foreseeable future. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of F1 by Fitch, P-1 by Moody’s and A-1 by S&P.

We use our bank lines of credit primarily as backup liquidity for dealer and member commercial paper. We had $3,419 million in available lines of credit with various financial institutions as of August 31, 2015. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Long-term debt maturing in the next 12 months and medium-term notes with an original maturity of one year or less totaled $1,932 million as of August 31, 2015. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail under “Off-Balance Sheet Arrangements,” as of August 31, 2015, we were the liquidity provider for a total of $493 million of variable-rate tax-exempt bonds issued for our member cooperatives. During the three months ended August 31, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

As of August 31, 2015, we had a total of $369 million of letters of credit outstanding for the benefit of our members. That total includes $76 million for the purpose of providing liquidity for pollution control bonds. The remaining $293 million represents obligations for which we may be required to advance funds based on various trigger events included in the letters of credit. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

We expect that our current sources of liquidity, coupled with our cash on hand of $266 million and time deposits of $485 million as of August 31, 2015, will allow us to meet our obligations and to fund our operations over the next 12 to 18 months.

Liquidity and Capital Resources Profile

The following section discusses our expected sources and uses of liquidity.

Projected Near-Term Sources and Uses of Liquidity

Table 19 shows the projected sources and uses of cash by quarter through the quarter ending February 28, 2017. In analyzing our projected liquidity position, we track key items identified in the table below. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of August 31, 2015, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. The other loan repayments and advances in the table primarily include line of credit advances and repayments. Such amounts represent the current best estimate of activity communicated to us by our members and, as such, the amount and timing of these amounts are subject to change. We only include such estimates for the near term. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. As displayed in Table 19, we expect that estimated long-term loan advances over the next six quarters of $2,769 million will exceed expected long-term loan repayments of $1,586 million by $1,183 million.

Table 19: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayments	Other Loan Repayments	Debt Issuance-Long-term Debt	Total Sources of Liquidity	Long-term Debt Maturities(3)	Other Loan Advances	Long-term Loan Advances	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Aug15									$751
Nov15	$261	$40	$1,420	$1,721	$845	$15	$976	$1,821	651
Feb16	297	—	480	777	290	10	481	771	657
May16	237	—	610	847	668	—	179	847	657
Aug16	274	—	50	324	129	—	207	336	645
Nov16	263	—	500	763	302	—	469	771	637
Feb17	254	—	550	804	338	—	457	795	646
Totals	$1,586	$40	$3,610	$5,236	$2,572	$25	$2,769	$5,341
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending February 28, 2017.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.
(3)Long-term debt maturities includes medium-term notes with an original maturity of less than one year.

The information presented above in Table 19 represents our best estimate of our funding requirements and how we expect to manage those requirements through February 28, 2017. We expect that these estimates will change quarterly based on the factors described above.

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

Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. Commercial paper issued through dealers totaled $915 million and represented 4% of total debt outstanding as of August 31, 2015.

Private Debt Issuance

We have access to liquidity from private debt issuances through note purchase agreements with Farmer Mac. Under the terms of our March 2011 note purchase agreement as amended, we can borrow up to $4,500 million at any time from the date of the agreement through January 11, 2020 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. During the three months ended August 31, 2015, we borrowed a total of $180 million under the note purchase agreement with Farmer Mac. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had up to $2,419 million available under this revolving note purchase agreement with Farmer Mac as of August 31, 2015.

On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac totaling $300 million. Under the terms of the new agreement, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the maturity date and other related terms. We had up to $300 million available under this revolving note purchase agreement with Farmer Mac as of August 31, 2015.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. During the quarter ended August 31, 2015, we borrowed $250 million under the Guaranteed Underwriter Program. As of August 31, 2015, we had up to $500 million available under committed loan facilities from the FFB as part of this program, of which a total of $250 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017. On September 28, 2015, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,069 million over the next 12 months.

Member Loan Interest Payments

During the three months ended August 31, 2015, interest income on the loan portfolio was $243 million, representing an average rate of 4.47% compared with 4.57% for the three months ended August 31, 2014. For the past three fiscal years, interest income on the loan portfolio has averaged $948 million. As of August 31, 2015, 91% of the total loans outstanding had a fixed rate of interest, and 9% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

As of August 31, 2015 and May 31, 2015, we had $3,420 million of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of August 31, 2015, which would then reduce the amount available under the facility. Our bank lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper.

Table 20 presents the total available and the outstanding letters of credit under our revolving credit agreements as of August 31, 2015 and May 31, 2015.

Table 20: Revolving Credit Agreements

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	August 31, 2015	May 31, 2015	August 31, 2015	May 31, 2015	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$1,719,855	$145	$145	October 28, 2017	7.5 basis points
Five-year agreement	1,699,000	1,699,000	1,000	1,000	October 28, 2019	10 basis points
Total	$3,418,855	$3,418,855	$1,145	$1,145
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

In October 2015, NCSC assumed a total of $155 million of commitments from one of the banks under the revolving credit agreements. As a result, the total amount available from external third parties under our committed revolving credit agreements decreased to $3,264 million.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their requirements to draw down on the facilities, including financial ratios. As shown below in Table 22, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of August 31, 2015.

Member Investments

Table 21 shows the components of our member investments included in total debt outstanding as of August 31, 2015 and May 31, 2015.

Table 21: Member Investments

	August 31, 2015		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$838,180	48%	$736,162	43%	$102,018
Select notes	667,669	100	671,635	100	(3,966)
Daily liquidity fund notes	592,654	100	509,131	100	83,523
Medium-term notes	586,074	17	618,170	18	(32,096)
Members’ subordinated certificates	1,485,933	100	1,505,420	100	(19,487)
Total	$4,170,510		$4,040,518		$129,992

Percentage of total debt outstanding	19%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,214 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

As of August 31, 2015, cash and time deposits totaled $751 million. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

For the three months ended August 31, 2015, cash flows provided by operating activities were $111 million compared with $124 million for the prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Compliance with Debt Covenants

As of August 31, 2015, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures. Table 22 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended August 31, 2015 and May 31, 2015.

Table 22: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	August 31, 2015	May 31, 2015

Minimum average adjusted TIER over the six most recent fiscal quarters (1)	1.025	1.27	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	6.16	5.93
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

•
to secure other indebtedness of CFC of up to $7,500 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $10,000 million. As of August 31, 2015, the amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $6,750 million.

The revolving credit agreements limit total investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit as of August 31, 2015.

Table 23 summarizes our required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of August 31, 2015 and May 31, 2015.

Table 23: Financial Ratios under Indentures

		Actual
	Requirement	August 31, 2015	May 31, 2015
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.67	7.41
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

Table 24 summarizes our secured debt or debt requiring collateral on deposit, the excess collateral pledged and our unencumbered loans as of August 31, 2015 and May 31, 2015.

Table 24: Unencumbered Loans

(Dollars in thousands)	August 31, 2015	May 31, 2015
Total loans outstanding(1)	$22,084,551	$21,459,220
Less: Total secured debt or debt requiring collateral on deposit	(13,802,432)	(13,386,713)
Excess collateral pledged or on deposit (2)	(1,012,560)	(1,351,255)
Unencumbered loans	$7,269,559	$6,721,252
Unencumbered loans as a percentage of total loans	33%	31%
____________________________
(1)Excludes deferred loan origination costs of $10 million as of August 31, 2015 and May 31, 2015.
(2) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash of equal value.

Table 25 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of August 31, 2015 and May 31, 2015.

Table 25: Collateral Pledged or on Deposit

	Requirement		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	August 31, 2015	May 31, 2015
Collateral trust bonds 1994 indenture	100%	150%	104%	106%
Collateral trust bonds 2007 indenture	100	150	107	108
Farmer Mac	100	150	114	113
Clean Renewable Energy Bonds Series 2009A	100	150	113	117
FFB Series (1) (2)	100	150	105	112
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. As of August 31, 2015, unadvanced loan commitments totaled $14,296 million. Of that total, $2,687 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 20% of these $2,687 million committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 80% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,609 million of unadvanced loan commitments as of August 31, 2015 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically, we have not experienced significant loan advances from the long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of August 31, 2015.

We currently expect to make long-term loan advances totaling approximately $1,843 million to our members over the next 12 months.

Interest Expense on Debt

For the three months ended August 31, 2015, interest expense on debt was $166 million, representing an average cost of 3.08% compared with 3.05% for the three months ended August 31, 2014. For the past three fiscal years, interest expense on debt has averaged $661 million. As of August 31, 2015, 82% of outstanding debt had a fixed interest rate and 18% had a variable interest rate.

Principal Repayments on Long-Term Debt

Table 26 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of August 31, 2015.

Table 26: Principal Maturity of Long-Term Debt

(Dollars in thousands)	Amount Maturing (1)	Percentage of Total
May 31, 2016	$1,628,535	9%
May 31, 2017	2,116,984	11
May 31, 2018	1,021,445	6
May 31, 2019	1,837,490	10
May 31, 2020	954,347	5
Thereafter	10,918,767	59
Total	$18,477,568	100%
____________________________
(1)Excludes loan subordinated certificates totaling $115 million that amortize annually based on the outstanding balance of the related loan and $0.2 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Patronage Capital Retirements

CFC has made annual retirements of allocated net earnings in 35 of the last 36 fiscal years. In July 2015, the CFC Board of Directors approved the allocation of $78 million from fiscal year 2015 net earnings to CFC’s members. CFC made a cash payment of $39 million to its members in September 2015 as retirement of 50% of allocated net earnings from the prior year as approved by the CFC Board of Directors. The remaining portion of allocated net earnings will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009. The board of directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulation.

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

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year, which is presented in Table 27 below. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 9% and 8% of our total loan portfolio as of August 31, 2015 and May 31, 2015, respectively.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 27 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of August 31, 2015.

Table 27: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/16	Two Years 6/1/16 to 5/31/18	Two Years 6/1/18 to 5/31/20	Five Years 6/1/20 to 5/31/25	Ten Years 6/1/25 to 5/31/35	6/1/35 and Thereafter	Total
Asset amortization and repricing	$1,602	$3,799	$2,745	$4,690	$5,075	$2,284	$20,195
Liabilities and members’ equity:
Long-term debt	$1,640	$3,565	$2,908	$3,702	$3,111	$1,124	$16,050
Subordinated certificates	20	74	61	703	259	733	1,850
Members’ equity (1)	—	—	—	—	739	427	1,166
Total liabilities and members’ equity	$1,660	$3,639	$2,969	$4,405	$4,109	$2,284	$19,066
Gap (2)	$(58)	$160	$(224)	$285	$966	$—	$1,129

Cumulative gap	(58)	102	(122)	163	1,129	1,129
Cumulative gap as a % of total assets	(0.25)%	0.43%	(0.52)%	0.69%	4.81%	4.81%
Cumulative gap as a % of adjusted total assets(3)	(0.25)	0.44	(0.52)	0.70	4.83	4.83
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.

(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity displayed in Table 27.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

We had $20,195 million of fixed-rate assets amortizing or repricing as of August 31, 2015. These assets were funded by $16,050 million of fixed-rate liabilities maturing during the next 30 years and $3,016 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $1,129 million reflects the amount of fixed-rate assets that are funded with short-term debt as of August 31, 2015. The gap of $1,129 million represented 4.81% of total assets and 4.83% of total assets excluding derivative assets, or adjusted total assets, as of August 31, 2015.

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

Statements of Operations Non-GAAP Adjustments and Calculation of TIER

Table 28 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 28: Adjusted Financial Measures — Income Statement

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Interest expense	$(165,700)	$(156,552)
Plus: Derivative cash settlements	(20,156)	(20,101)
Adjusted interest expense	$(185,856)	$(176,653)

Net interest income	$80,416	$80,739
Less: Derivative cash settlements	(20,156)	(20,101)
Adjusted net interest income	$60,260	$60,638

Net income	$43,095	$20,612
Less: Derivative forward value	(8,139)	29,777
Adjusted net income	$34,956	$50,389

TIER Calculation

Table 29 presents our TIER and adjusted TIER for the three months ended August 31, 2015 and 2014.

Table 29: TIER and Adjusted TIER

	Three Months Ended August 31,
	2015	2014
TIER (1)	1.26	1.13

Adjusted TIER (2)	1.19	1.29
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 30 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics.

Table 30: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	August 31, 2015	May 31, 2015
Total liabilities	$22,544,635	$21,934,273
Less:
Derivative liabilities	(392,461)	(408,382)
Debt used to fund loans guaranteed by RUS	(177,840)	(179,241)
Subordinated deferrable debt	(395,717)	(395,699)
Subordinated certificates	(1,485,933)	(1,505,420)
Adjusted liabilities	$20,092,684	$19,445,531

Total equity	$915,165	$911,786
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	299,274	185,181
Current year-to-date derivative forward value (gains) losses, net	(8,139)	114,093
Accumulated other comprehensive income (1)	(5,138)	(5,371)
Plus:
Subordinated certificates	1,485,933	1,505,420
Subordinated deferrable debt	395,717	395,699
Adjusted total equity	$3,082,812	$3,106,808
Guarantees (2)	$972,486	$986,500
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $3 million and $4 million of accumulated other comprehensive income at August 31, 2015 and May 31, 2015, respectively, related to the unrecognized gains on our investments. It also excludes $4 million of accumulated other comprehensive loss related to foreclosed assets at August 31, 2015 and May 31, 2015 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 31 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of August 31, 2015 and May 31, 2015.

Table 31: Leverage and Debt-to-Equity Ratios

	August 31, 2015	May 31, 2015
Leverage ratio (1)	25.70	25.14
Adjusted leverage ratio (2)	6.83	6.58
Debt-to-equity ratio (3)	24.63	24.06
Adjusted debt-to-equity ratio (4)	6.52	6.26
____________________________
(1) Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(2) Calculated based on adjusted total liabilities and guarantees at period end divided by adjusted total equity at period end, such calculation is presented in Table 30 above.
(3) Calculated based on total liabilities at period end divided by total equity at period end.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end, such calculation is presented in Table 30 above.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Interest income	$246,116	$237,291
Interest expense	(165,700)	(156,552)
Net interest income	80,416	80,739
Provision for loan losses	(4,562)	6,771
Net interest income after provision for loan losses	75,854	87,510
Non-interest income:
Fee and other income	4,701	4,357
Derivative losses	(12,017)	(49,878)
Results of operations of foreclosed assets	(1,921)	(2,699)
Total non-interest income	(9,237)	(48,220)
Non-interest expense:
Salaries and employee benefits	(11,490)	(10,797)
Other general and administrative expenses	(11,345)	(7,746)
Other	(357)	61
Total non-interest expense	(23,192)	(18,482)
Income before income taxes	43,425	20,808
Income tax expense	(330)	(196)
Net income	43,095	20,612
Less: Net (income) loss attributable to noncontrolling interests	230	(211)
Net income attributable to CFC	$43,325	$20,401

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Net income	$43,095	$20,612
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	(664)	2,700
Reclassification of derivative gains to net income	(235)	(241)
Defined benefit plan adjustments	44	—
Other comprehensive income (loss)	(855)	2,459
Total comprehensive income	42,240	23,071
Less: Total comprehensive (income) loss attributable to noncontrolling interest	232	(208)
Total comprehensive income attributable to CFC	$42,472	$22,863

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2015	May 31, 2015
Assets:
Cash and cash equivalents	$266,307	$248,836
Restricted cash	5,195	485
Time deposits	485,000	485,000
Investment securities	83,808	84,472
Loans to members	22,094,387	21,469,017
Less: Allowance for loan losses	(38,307)	(33,690)
Loans to members, net	22,056,080	21,435,327
Accrued interest and other receivables	178,703	197,828
Fixed assets, net	110,619	110,540
Debt service reserve funds	25,602	25,602
Foreclosed assets, net	114,253	116,507
Derivative assets	107,358	115,276
Other assets	26,875	26,186
Total assets	$23,459,800	$22,846,059

Liabilities:
Accrued interest payable	$190,643	$123,697
Debt outstanding:
Short-term debt	3,208,704	3,127,754
Long-term debt	16,710,748	16,244,794
Subordinated deferrable debt	395,717	395,699
Members’ subordinated certificates:
Membership subordinated certificates	629,821	645,035
Loan and guarantee subordinated certificates	636,116	640,889
Member capital securities	219,996	219,496
Total members’ subordinated certificates	1,485,933	1,505,420
Total debt outstanding	21,801,102	21,273,667
Patronage capital retirement payable	38,500	—
Deferred income	72,497	75,579
Derivative liabilities	392,461	408,382
Other liabilities	49,432	52,948
Total liabilities	22,544,635	21,934,273

Commitments and contingencies

Equity:
CFC equity:
Retained equity	883,996	880,242
Accumulated other comprehensive income	3,227	4,080
Total CFC equity	887,223	884,322
Noncontrolling interest	27,942	27,464
Total equity	915,165	911,786
Total liabilities and equity	$23,459,800	$22,846,059

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786
Net income	—	—	—	43,325	43,325	—	43,325	(230)	43,095
Other comprehensive loss	—	—	—	—	—	(853)	(853)	(2)	(855)
Patronage capital retirement	—	(39,210)	—	—	(39,210)	—	(39,210)	—	(39,210)
Other	(361)	—	—	—	(361)	—	(361)	710	349
Balance as of August 31, 2015	$2,382	$629,770	$501,731	$(249,887)	$883,996	$3,227	$887,223	$27,942	$915,165

Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	—	—	—	20,401	20,401	—	20,401	211	20,612
Other comprehensive income (loss)	—	—	—	—	—	2,462	2,462	(3)	2,459
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(303)	(1)	1	—	(303)	—	(303)	—	(303)
Balance as of August 31, 2014	$2,448	$590,677	$485,448	$(158,249)	$920,324	$6,111	$926,435	$27,045	$953,480

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$43,095	$20,612
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(2,683)	(2,895)
Amortization of debt issuance costs and deferred charges	2,052	1,759
Amortization of discount on long-term debt	2,110	1,948
Amortization of issuance costs for revolving bank lines of credit	2,087	709
Depreciation	1,899	1,461
Provision for loan losses	4,562	(6,771)
Results of operations of foreclosed assets	1,921	2,699
Derivative forward value	(8,139)	29,777
Changes in operating assets and liabilities:
Accrued interest and other receivables	806	(2,476)
Accounts payable	484	8,874
Accrued interest payable	66,946	65,099
Deferred income	(399)	4,389
Other	(4,045)	(1,127)
Net cash provided by operating activities	110,696	124,058
Cash flows from investing activities:
Advances on loans	(2,279,165)	(1,987,198)
Principal collections on loans	1,653,889	1,979,315
Net investment in fixed assets	(2,058)	(2,485)
Proceeds from foreclosed assets	1,333	2,187
Investments in foreclosed assets	(1,000)	(2,400)
Investments in time deposits	—	(20,000)
Investments in equity securities	—	(25,000)
Change in restricted cash	(4,710)	(505)
Net cash used in investing activities	(631,711)	(56,086)
Cash flows from financing activities:
Proceeds from issuances of short-term debt, net	146,190	86,389
Proceeds from issuances of short-term debt with original maturity greater than 90 days	131,496	132,739
Repayments of short term-debt with original maturity greater than 90 days	(196,736)	(145,069)
Proceeds from issuance of long-term debt	551,808	216,456
Payments for retirement of long-term debt	(89,998)	(349,577)
Proceeds from issuance of members’ subordinated certificates	746	39,238
Payments for retirement of members’ subordinated certificates	(5,020)	(66,293)
Net cash provided by (used in) financing activities	538,486	(86,117)
Net increase (decrease) in cash and cash equivalents	17,471	(18,145)
Beginning cash and cash equivalents	248,836	338,715
Ending cash and cash equivalents	$266,307	$320,570

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$92,505	$87,037
Cash paid for income taxes	4	8
Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$38,500	$39,662
Net decrease in debt service reserve funds/debt service reserve certificates	—	(1,034)

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

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. The results of operations in the interim financial statements are not necessarily indicative of the results that may be expected for the full year.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (“2015 Form 10-K”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and entities created and controlled by CFC to hold foreclosed assets. All intercompany balances and transactions have been eliminated. RTFC was established to provide private financing for the rural telecommunications industry. NCSC was established to provide financing to members of CFC and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC currently has one entity, Caribbean Asset Holdings, LLC (“CAH”), that holds foreclosed assets. CAH, which is classified as held for sale, is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that were transferred to CAH as a result of a loan default by a borrower and subsequent bankruptcy proceedings. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Variable Interest Entities

Based on the accounting standards governing consolidations, equity controlled by RTFC and NCSC is classified as noncontrolling interest on the condensed consolidated balance sheet, and the subsidiary earnings controlled by RTFC and NCSC are reported as net income or net loss attributable to the noncontrolling interest on the consolidated statement of operations.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. As of August 31, 2015, CFC had guaranteed $62 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $66 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheets. As of August 31, 2015, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2016 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. As of August 31, 2015, RTFC had total assets of $488 million including loans outstanding to members of $379 million, and NCSC had total assets of $739 million including loans outstanding of $725 million. As of August 31, 2015, CFC had committed to lend RTFC up to $4,000 million, of which $360 million was outstanding. As of August 31, 2015, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $766 million was outstanding, representing $704 million of outstanding loans and $62 million of credit enhancements.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Interest on long-term fixed-rate loans(1)	$232,202	$222,328
Interest on long-term variable-rate loans	5,020	5,360
Interest on line of credit loans	6,198	6,942
Interest on investments	2,625	2,572
Fee income(2)	71	89
Total interest income	$246,116	$237,291
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method. Also includes a small portion of conversion fees, which are intended to cover the administrative costs related to the conversion and are recognized into income immediately at conversion..
(2) Primarily related to loan origination and late payment fees.

Deferred income on the condensed consolidated balance sheets primarily includes deferred conversion fees totaling $68 million and $70 million as of August 31, 2015 and May 31, 2015, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Expense

The following table presents the components of interest expense for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Interest expense on debt:(1)(2)(3)
Short-term debt	$2,542	$3,141
Medium-term notes	20,153	17,159
Collateral trust bonds	82,831	76,182
Subordinated deferrable debt	4,783	4,767
Subordinated certificates	15,306	16,746
Long-term notes payable	40,085	38,557
Total interest expense	$165,700	$156,552
____________________________
(1) Represents interest expense and the amortization of discounts on debt.
(2) Includes underwriter’s fees, legal fees, printing costs and certain accounting fees, which are deferred and recognized in interest expense using the effective interest method. Also includes issuance costs related to dealer commercial paper, which are recognized immediately as incurred.
(3) Includes fees related to funding activities, including fees paid to banks participating in our revolving credit agreements. Amounts are recognized as incurred or amortized on a straight-line basis over the life of the agreement.

Accounting Standards Adopted in Fiscal Year 2016

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance, which does not affect the recognition and measurement requirements for debt issuance costs, is effective for us in the first quarter of fiscal year 2017. However, we early-adopted this guidance in the first quarter of fiscal year 2016, and applied its provisions retrospectively, which resulted in the reclassification of unamortized debt issuance costs of $47 million as of May 31, 2015, from total assets on our condensed consolidated balance sheet to total debt outstanding. We previously presented debt issuance costs as a separate line item under total assets on our condensed consolidated balance sheets. Other than this reclassification, the adoption of the guidance did not impact our consolidated financial statements.

Recently Issued but Not Yet Adopted Accounting Standards

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new accounting guidance is effective for us in the first quarter of fiscal year 2017. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for us beginning in the first quarter of fiscal year 2018. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. We do not expect the new guidance to have a material impact on our financial condition, results of operations or liquidity, as CFC’s primary business and source of revenue is from lending.

NOTE 2—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which are classified as available for sale, as of August 31, 2015 and May 31, 2015.

	August 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$(600)	$29,400
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,430	—	26,430
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	900	—	25,900
Farmer Mac—Class A Common Stock	538	1,540	—	2,078
Total available-for-sale investment securities	$80,538	$3,870	$(600)	$83,808

	May 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$264	$—	$30,264
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,250	—	26,250
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	900	—	25,900
Farmer Mac—Class A Common Stock	538	1,520	—	2,058
Total available-for-sale investment securities	$80,538	$3,934	$—	$84,472

The gross unrealized loss on our Farmer Mac—Series A Non-Cumulative Preferred Stock of $1 million as of August 31, 2015 was largely attributable to changes in interest rates. We did not have any investment securities in an unrealized loss position as of May 31, 2015. For the three months ended August 31, 2015, we recorded an unrealized loss of $1 million in accumulated other comprehensive income, compared with an unrealized gain of $3 million for the same prior-year period.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—LOANS AND COMMITMENTS

The table below presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments, by loan type and member class, as of August 31, 2015 and May 31, 2015.

	August 31, 2015		May 31, 2015
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$20,017,697	$—	$19,543,274	$—
Long-term variable-rate loans	711,437	4,903,121	698,495	4,835,623
Loans guaranteed by RUS	177,840	—	179,241	—
Line of credit loans	1,177,577	9,393,322	1,038,210	9,294,127
Total loans outstanding (3)	22,084,551	14,296,443	21,459,220	14,129,750
Deferred loan origination costs	9,836	—	9,797	—
Loans to members	$22,094,387	$14,296,443	$21,469,017	$14,129,750

Member class:(2)
CFC:
Distribution	$16,575,202	$9,657,965	$16,095,043	$9,474,568
Power supply	4,344,867	3,332,602	4,181,481	3,273,501
Statewide and associate	60,377	129,032	65,466	127,473
CFC total	20,980,446	13,119,599	20,341,990	12,875,542
RTFC	379,033	283,112	385,709	288,810
NCSC	725,072	893,732	731,521	965,398
Total loans outstanding(3)	$22,084,551	$14,296,443	$21,459,220	$14,129,750
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

Unadvanced Loan Commitments

A total of $2,687 million and $2,765 million of unadvanced commitments as of August 31, 2015 and May 31, 2015, respectively, related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year, as of August 31, 2015.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020
Committed lines of credit	$2,686,842	$79,077	$297,416	$717,942	$950,728	$641,679

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The remaining unadvanced commitments totaling $11,609 million and $11,365 million as of August 31, 2015 and May 31, 2015, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

The following table summarizes the available balance under unadvanced commitments as of August 31, 2015 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,393,322	$595,623	$5,337,933	$1,135,540	$1,108,910	$856,000	$359,316
Long-term loans	4,903,121	559,969	1,124,419	807,421	1,114,284	1,044,739	252,289
Total	$14,296,443	$1,155,592	$6,462,352	$1,942,961	$2,223,194	$1,900,739	$611,605

Unadvanced commitments related to line of credit loans are typically for periods not to exceed five years and are generally revolving facilities used for working capital and backup liquidity purposes. Historically, we have experienced a very low utilization rate on line of credit loan facilities, whether or not there is a material adverse change clause. Since we generally do not charge a fee on the unadvanced portion of the majority of our loan facilities, our borrowers will typically request long-term facilities to fund construction work plans and other capital expenditures for periods of up to five years and draw down on the facility over that time. In addition, borrowers will typically request an amount in excess of their immediate estimated loan requirements to avoid the expense related to seeking additional loan funding for unexpected items. These factors contribute to our expectation that the majority of the unadvanced commitments will expire without being fully drawn upon and that the total unadvanced amount does not necessarily represent future cash funding requirements.

Loan Sales

We account for the transfer of loans resulting from direct loan sales to third parties by removing the loans from our condensed consolidated balance sheets when control has been surrendered. We retain the servicing performance obligations on these loans and recognize related servicing fees on an accrual basis over the period for which servicing activity is provided, as we believe the servicing fee represents adequate compensation. Because the loans are sold at par, we record immaterial losses on the sale of these loans for unamortized deferred loan origination costs. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties.

We sold CFC loans with outstanding balances totaling $52 million and $2 million, at par for cash, during the three months ended August 31, 2015 and 2014, respectively.

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. Our goal is to provide a balance between the credit needs of our members while also ensuring sound credit quality of our loan portfolio. Payment status and internal risk rating trends are indicators, among others, of the level of credit risk within our loan portfolios. As part of our strategy to reduce our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated and Farmer Mac has approved an initial tranche of loans of $520 million as of August 31, 2015, and we can designate additional tranches of loans. We are paying Farmer Mac a monthly fee based on the unpaid principal balance of the loans in the tranche(s) for the commitment to purchase loans under the agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of August 31, 2015 and May 31, 2015.

	August 31, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$16,575,202	$—	$—	$—	$16,575,202	$7,221
Power supply	4,344,852	15	—	15	4,344,867	—
Statewide and associate	60,377	—	—	—	60,377	—
CFC total	20,980,431	15	—	15	20,980,446	7,221
RTFC	379,033	—	—	—	379,033	4,156
NCSC	724,929	143	—	143	725,072	—
Total loans outstanding	$22,084,393	$158	$—	$158	$22,084,551	$11,377

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%

	May 31, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$16,095,043	$—	$—	$—	$16,095,043	$7,221
Power supply	4,181,481	—	—	—	4,181,481	—
Statewide and associate	65,466	—	—	—	65,466	—
CFC total	20,341,990	—	—	—	20,341,990	7,221
RTFC	385,709	—	—	—	385,709	4,221
NCSC	731,521	—	—	—	731,521	294
Total loans outstanding	$21,459,220	$—	$—	$—	$21,459,220	$11,736

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Internal Risk Ratings of Loans

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of August 31, 2015 and May 31, 2015.

	August 31, 2015			May 31, 2015
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$16,541,027	$34,175	$16,575,202	$16,062,516	$32,527	$16,095,043
Power supply	4,344,867	—	4,344,867	4,181,481	—	4,181,481
Statewide and associate	60,114	263	60,377	65,200	266	65,466
CFC total	20,946,008	34,438	20,980,446	20,309,197	32,793	20,341,990
RTFC	364,137	14,896	379,033	373,087	12,622	385,709
NCSC	721,187	3,885	725,072	727,159	4,362	731,521
Total loans outstanding	$22,031,332	$53,219	$22,084,551	$21,409,443	$49,777	$21,459,220

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690
Provision for loan losses	3,380	1,019	163	4,562
Recoveries	55	—	—	55
Balance as of August 31, 2015	$27,151	$5,552	$5,604	$38,307

	Three Months Ended August 31, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(5,192)	6	(1,585)	(6,771)
Recoveries	53	—	—	53
Balance as of August 31, 2014	$40,461	$4,288	$4,962	$49,711

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of August 31, 2015 and May 31, 2015.

	August 31, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$27,151	$4,401	$5,604	$37,156
Individually evaluated	—	1,151	—	1,151
Total ending balance of the allowance	$27,151	$5,552	$5,604	$38,307

Recorded investment in loans:
Collectively evaluated	$20,973,225	$374,877	$725,072	$22,073,174
Individually evaluated	7,221	4,156	—	11,377
Total recorded investment in loans	$20,980,446	$379,033	$725,072	$22,084,551

Loans to members, net (1)	$20,953,295	$373,481	$719,468	$22,046,244

	May 31, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$23,716	$4,138	$5,441	$33,295
Individually evaluated	—	395	—	395
Total ending balance of the allowance	$23,716	$4,533	$5,441	$33,690

Recorded investment in loans:
Collectively evaluated	$20,334,769	$381,488	$731,227	$21,447,484
Individually evaluated	7,221	4,221	294	11,736
Total recorded investment in loans	$20,341,990	$385,709	$731,521	$21,459,220

Loans to members, net(1)	$20,318,274	$381,176	$726,080	$21,425,530
____________________________
(1) Excludes deferred origination costs of $10 million as of August 31, 2015 and May 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of August 31, 2015 and May 31, 2015 are summarized below.

	August 31, 2015		May 31, 2015
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$7,221	$—	$7,221	$—
NCSC	—	—	294	—
Total	7,221	—	7,515	—

With a specific allowance recorded:
RTFC	4,156	1,151	4,221	395
Total	4,156	1,151	4,221	395
Total impaired loans	$11,377	$1,151	$11,736	$395

The table below represents the average recorded investment in impaired loans and the interest income recognized, by member class, for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31,
	2015	2014	2015	2014
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$7,221	$7,584	$—	$—
NCSC	—	364	—	—
RTFC	4,166	1,695	—	—
Total impaired loans	$11,387	$9,643	$—	$—

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Troubled Debt Restructured (“TDR”) Loans

The table below summarizes modified loans accounted for and reported as TDRs, the performance status of the loan, and the related unadvanced commitments, by loan type and by company, as of August 31, 2015 and May 31, 2015.

	August 31, 2015		May 31, 2015
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
TDR loans:
Nonperforming TDR loans:
RTFC:
Long-term variable-rate loans	$4,156	$—	$—	$—
Total nonperforming TDR loans	4,156	—	—	—

Performing TDR loans:
CFC:
Long-term fixed-rate loans(2)	$7,221	$—	$7,221	$—
NCSC:
Line of credit loans	—	—	294	—
RTFC:
Long-term variable-rate loans	—	—	4,221	—
Total performing TDR loans	$7,221	$—	$11,736	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) A borrower in this category also had a line of credit loan outstanding that was classified as performing as of August 31, 2015 and May 31, 2015. Unadvanced commitments related to this line of credit loan totaled $2 million as of August 31, 2015 and May 31, 2015.

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Nonperforming loans	$13	$26
Restructured loans	166	137
Total	$179	$163

As of August 31, 2015, nonperforming TDR loans totaled $4 million, or 0.02%, of loans outstanding. We did not have any nonperforming TDR loans as of May 31, 2015.

As of August 31, 2015 and May 31, 2015, we had performing TDR loans totaling $7 million, or 0.03% and $12 million, or 0.05%, respectively, of loans outstanding, all of which were performing according to their restructured terms. We did not accrue any interest on performing TDR loans during the three months ended August 31, 2015 and 2014. We believe our allowance for loan losses was appropriate to cover the losses inherent in our loan portfolio as of August 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding as of August 31, 2015 and May 31, 2015, See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”) for information on our borrowings.

(Dollars in thousands)	August 31, 2015	May 31, 2015
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$6,498,781	$6,551,836
RUS guaranteed loans qualifying as permitted investments	155,446	156,665
Total pledged collateral	$6,654,227	$6,708,501
Collateral trust bonds outstanding	6,197,711	6,197,711

1994 indenture:
Distribution system mortgage notes	$891,957	$905,656
Collateral trust bonds outstanding	855,000	855,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,379,464	$2,160,805
Notes payable outstanding	2,081,398	1,910,688

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$18,685	$19,260
Cash	981	485
Total pledged collateral	$19,666	$19,745
Notes payable outstanding	16,529	16,529

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank (“FFB”) of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt.”

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of August 31, 2015 and May 31, 2015.

(Dollars in thousands)	August 31, 2015	May 31, 2015
FFB:
Distribution and power supply system mortgage notes on deposit	$4,870,659	$4,943,746
Notes payable outstanding	4,651,794	4,406,785

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—FORECLOSED ASSETS

CAH is the only entity in which we held foreclosed assets as of August 31, 2015. CAH had total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets of $168 million as of August 31, 2015. CAH had total liabilities of $240 million as of August 31, 2015 and an equity deficit of $72 million. CAH’s total liabilities included loans and interest payable to CFC, which have been eliminated in consolidation, of $186 million as of August 31, 2015.

Sale of CAH

On September 30, 2015, CFC entered into a Purchase Agreement with CAH, ATN VI Holdings, LLC (“Atlantic”) and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. We expect to complete the transaction during the second half of calendar year 2016, subject to the satisfaction or waiver of various closing conditions under the Purchase Agreement, including, among other things, the receipt of required communications regulatory approvals in the United States, United States Virgin Islands, British Virgin Islands and St. Maarten, the expiration or termination of applicable waiting periods under applicable competition laws, and the absence of a material adverse effect or material adverse regulatory event.

Foreclosed Asset Activity

The table below summarizes amounts recorded in our consolidated financial statements for CAH as of and for the three months ended August 31, 2015. The balance of $114 million as of August 31, 2015 reflects the expected net proceeds, including estimated adjustments to the selling price and selling costs, from the completion of the CAH sales transaction.

Three Months Ended August 31, 2015
(Dollars in thousands)
Balance as of May 31, 2015	$116,507
Fair value valuation adjustment loss(1)	(2,254)
Balance as of August 31, 2015	$114,253
____________________________
(1)Included as a component of results of foreclosed assets on our consolidated statements of operations.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of August 31, 2015 and May 31, 2015.

(Dollars in thousands)	August 31, 2015	May 31, 2015
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$914,954	$984,954
Commercial paper sold directly to members, at par (1)(2)	838,180	736,162
Select notes	667,669	671,635
Daily liquidity fund notes	592,654	509,131
Medium-term notes sold to members	195,247	225,872
Total short-term debt	$3,208,704	$3,127,754
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.
(2) Includes commercial paper sold directly to associates and affiliates.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving Credit Agreements

As of August 31, 2015 and May 31, 2015, we had $3,420 million of commitments under revolving credit agreements. We had the ability to request up to $150 million of letters of credit under each agreement in place as of August 31, 2015, which would then reduce the amount available under the facility. The following table presents the total available and the outstanding letters of credit under our revolving credit agreements as of August 31, 2015 and May 31, 2015.

	Total Available		Letters of Credit Outstanding
(Dollars in thousands)	August 31, 2015	May 31, 2015	August 31, 2015	May 31, 2015	Maturity	Annual Facility Fee (1)
Three-year agreement	$1,719,855	$1,719,855	$145	$145	October 28, 2017	7.5 basis points
Five-year agreement	1,699,000	1,699,000	1,000	1,000	October 28, 2019	10 basis points
Total	$3,418,855	$3,418,855	$1,145	$1,145
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

In October 2015, NCSC assumed a total of $155 million of commitments from one of the banks under the revolving credit agreements. As a result, the total amount available from external third parties under our committed revolving credit agreements decreased to $3,264 million.

The following represents our required and actual financial ratios under the revolving credit agreements as of August 31, 2015 and May 31, 2015.

		Actual
	Requirement	August 31, 2015	May 31, 2015
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.27	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30
Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.16	5.93
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
(2) We must meet or exceed the required ratios in order to retire patronage capital.

As of August 31, 2015 and May 31, 2015, we were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of August 31, 2015 and May 31, 2015.

(Dollars in thousands)	August 31, 2015	May 31, 2015
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,798,350	$2,749,894
Medium-term notes sold to members	390,827	392,298
Subtotal medium-term notes	3,189,177	3,142,192
Unamortized discount	(664)	(706)
Debt issuance costs	(15,732)	(15,335)
Total unsecured medium-term notes	3,172,781	3,126,151
Guaranteed Underwriter Program notes payable	4,651,794	4,406,785
Debt issuance costs	(313)	(320)
Total Guaranteed Underwriter Program notes payable	4,651,481	4,406,465
Other unsecured notes payable	31,167	31,168
Unamortized discount	(592)	(626)
Debt issuance costs	(146)	(155)
Total other unsecured notes payable	30,429	30,387
Total unsecured notes payable	4,681,910	4,436,852
Total unsecured long-term debt	7,854,691	7,563,003
Secured long-term debt:
Collateral trust bonds	7,052,711	7,052,711
Unamortized discount	(269,167)	(271,201)
Debt issuance costs	(24,946)	(26,443)
Total collateral trust bonds	6,758,598	6,755,067
Farmer Mac notes payable	2,081,398	1,910,688
Other secured notes payable	16,529	16,529
Debt issuance costs	(468)	(493)
Total other secured notes payable	16,061	16,036
Total secured notes payable	2,097,459	1,926,724
Total secured long-term debt	8,856,057	8,681,791
Total long-term debt	$16,710,748	$16,244,794

Unsecured Notes Payable
As of August 31, 2015 and May 31, 2015, we had unsecured notes payable totaling $4,652 million and $4,407 million, respectively, outstanding under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of August 31, 2015, $4,652 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the three months ended August 31, 2015, we borrowed $250 million under the Guaranteed Underwriter Program. As of August 31, 2015, we had up to $500 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program. On September 28, 2015, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing.

Secured Notes Payable

As of August 31, 2015 and May 31, 2015, secured notes payable include $2,081 million and $1,911 million, respectively, in debt outstanding to Federal Agricultural Mortgage Corporation (“Farmer Mac”) under a note purchase agreement totaling $4,500 million. Under the terms of the note purchase agreement, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provided CFC with a notice that the draw period would not be extended beyond the remaining term. During the three months ended August 31, 2015, we borrowed a total of $180 million under the note purchase agreement with Farmer Mac. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac totaling $300 million. Under the terms of the new agreement, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Farmer Mac agreements. See “Note 3—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

As of August 31, 2015 and May 31, 2015, we were in compliance with all covenants and conditions under our senior debt indentures.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

As of both August 31, 2015 and May 31, 2015, we had $396 million of 4.75% subordinated deferrable debt outstanding due in 2043. The outstanding balance is presented net of $4 million in unamortized debt issuance costs for both periods. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of August 31, 2015 and May 31, 2015.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of August 31, 2015 and May 31, 2015. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	August 31, 2015			May 31, 2015
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,158,280	3.11%	0.29%	$5,776,533	3.15%	0.28%
Receive-fixed swaps	3,849,000	0.81	3.09	3,849,000	0.79	3.09
Total interest rate swaps	$10,007,280	2.22	1.37	$9,625,533	2.21	1.40

In addition to the notional amount of swaps shown in the chart above, we have $115 million notional amount of forward starting swaps with an effective date of September 1, 2015. As of August 31, 2015, the $115 million notional amount of forward starting swaps had a related fair value recorded on our condensed consolidated balance sheet. Because these swaps were not effective as of August 31, 2015, there have been no accrued cash settlement amounts as of this date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of August 31, 2015 and May 31, 2015.

	August 31, 2015		May 31, 2015
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Fair Value
Derivative assets	$107,358	$3,796,629	$115,276	$3,448,615
Derivative liabilities	(392,461)	6,210,651	(408,382)	6,176,918
Total	$(285,103)	$10,007,280	$(293,106)	$9,625,533

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of August 31, 2015 and May 31, 2015, and provides information on the impact of netting provisions and collateral pledged.

	August 31, 2015
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$107,358	$—	$107,358	$106,580	$—	$778
Derivative liabilities:
Interest rate swaps	392,461	—	392,461	106,580	—	285,881

	May 31, 2015
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$115,276	$—	$115,276	$115,276	$—	$—
Derivative liabilities:
Interest rate swaps	408,382	—	408,382	115,276	—	293,106

Impact of Derivatives on Condensed Consolidated Statements of Operations

Derivative gains (losses) reported in our condensed consolidated statements of operations consist of derivative cash settlements and derivative forward value. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three months ended August 31, 2015 and 2014.

	Three Months Ended August 31,
(Dollars in thousands)	2015	2014
Derivative cash settlements	$(20,156)	$(20,101)
Derivative forward value	8,139	(29,777)
Derivative losses	$(12,017)	$(49,878)

Credit-Risk-Related Contingent Features in Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2015. Moody’s had our ratings on stable outlook as of August 31, 2015, while S&P had our ratings on negative outlook as of August 31, 2015.

The table below displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba3/BB by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
Falls below Baa1/BBB+	$5,420,527	$(176,319)	$3,013	$(173,306)
Falls to Baa3/BBB-	1,781,207	(15,798)	—	(15,798)
Falls below Baa3/BBB-	579,362	(23,217)	—	(23,217)
Falls to or below Ba3/BB(1)	102,581	—	97	97
Total	$7,883,677	$(215,334)	$3,110	$(212,224)
____________________________
(1) Rating trigger for counterparty falls to or below Ba3/BB, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $217 million as of August 31, 2015. The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net asset position was $2 million as of August 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—EQUITY

Total equity increased by $3 million during the three months ended August 31, 2015 to $915 million as of August 31, 2015. The increase in total equity was primarily attributable to our net income of $43 million for the period, which was partially offset by patronage capital retirement of $39 million.

In July 2015, the CFC Board of Directors authorized the allocation of the fiscal year 2015 net earnings as follows: $1 million to the Cooperative Educational Fund, $16 million to the members’ capital reserve and $78 million to members in the form of patronage.

In July 2015, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $39 million, representing 50% of the fiscal year 2015 allocation. This amount was returned to members in cash in September 2015. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of August 31, 2015 and May 31, 2015.

(Dollars in thousands)	August 31, 2015	May 31, 2015
Total by type:
Long-term tax-exempt bonds	$489,020	$489,520
Letters of credit	369,391	382,233
Other guarantees	114,075	114,747
Total	$972,486	$986,500

Total by member class:
CFC:
Distribution	$159,927	$172,104
Power supply	760,341	763,746
Statewide and associate	17,075	17,025
CFC total	937,343	952,875
RTFC	1,574	1,574
NCSC	33,569	32,051
Total	$972,486	$986,500

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of August 31, 2015, our maximum potential exposure for the $71 million of fixed-rate tax-exempt bonds is $101 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $417 million and $418 million as of August 31, 2015 and May 31, 2015, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by a mortgage lien on all of the system’s assets and future revenue.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $52 million is secured as of August 31, 2015. As of August 31, 2015 and May 31, 2015, the letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2015, we may be required to issue up to an additional $84 million in letters of credit to third parties for the benefit of our members. As of August 31, 2015, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of August 31, 2015 and May 31, 2015, we had $431 million and $434 million of guarantees, respectively, representing 44% of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of August 31, 2015, we were the liquidity provider for a total of $493 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the three months ended August 31, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of August 31, 2015 and May 31, 2015, we recorded a guarantee liability of $19 million and $20 million respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of August 31, 2015 and May 31, 2015 was $1 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $18 million and $19 million as of August 31, 2015 and May 31, 2015, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

NOTE 11—FAIR VALUE MEASUREMENTS

We use fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). Assets and liabilities accounted for and reported at fair value in our consolidated financial statements on a recurring basis each reporting period include our available-for-sale investment securities and derivative instruments. Assets that are not measured at fair value each reporting period but are subject to fair value measurements on a nonrecurring basis in certain circumstances include impaired loans and long-lived assets classified as held for sale. The adjustments related to assets measured at fair value on a nonrecurring basis usually result from the application of lower-of-cost-market accounting or impairment of individual assets.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Hierarchy

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

For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 13—Fair Value Measurements” and “Note 14—Fair Value of Financial Instruments” to the Consolidated Financial Statements in our 2015 Form 10-K.

Recurring Fair Value Measurements

The table below presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of August 31, 2015 and May 31, 2015, and the classification level of the fair value methodology within the fair value measurement hierarchy.

	August 31, 2015			May 31, 2015
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities, available for sale	$83,808	$—	$83,808	$84,472	$—	$84,472
Deferred compensation investments	4,173	—	4,173	4,294	—	4,294
Derivative assets	—	107,358	107,358	—	115,276	115,276
Derivative liabilities	—	392,461	392,461	—	408,382	408,382

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the three months ended August 31, 2015 and 2014.

Nonrecurring Fair Value

The table below presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of August 31, 2015 and May 31, 2015, and unrealized losses for the three months ended August 31, 2015 and 2014.

	Level 3 Fair Value		Unrealized Losses Three Months Ended August 31
(Dollars in thousands)	August 31, 2015	May 31, 2015	2015	2014
Impaired loans, net of specific reserves	$3,005	$—	$(1,151)	$(226)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Unobservable Level 3 Inputs

Impaired Loans

We utilize the fair value of the collateral underlying the loan to determine the fair value and specific allowance for impaired loans. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the nonperforming loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value for the specific impaired loans is a multiple of earnings before interest, taxes, depreciation and amortization of 4.0x. The significant unobservable inputs for estimating the fair value of nonperforming collateral-dependent loans are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any adjustments to our consolidated financial statements and disclosures.

Because of the limited amount of impaired loans as of August 31, 2015 and May 31, 2015, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value will have a material impact on the fair value measurement of these assets or our results of operations.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value, and the classification level within the fair value measurement hierarchy, of our financial instruments as of August 31, 2015 and May 31, 2015.

	August 31, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$266,307	$266,307	$266,307	$—	$—
Restricted cash	5,195	5,195	5,195	—	—
Time deposits	485,000	485,000	—	485,000	—
Investment securities	83,808	83,808	83,808	—	—
Deferred compensation investments	4,173	4,173	4,173	—	—
Loans to members, net	22,056,080	22,444,320	—	—	22,444,320
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative assets	107,358	107,358	—	107,358	—

Liabilities:
Short-term debt	3,208,704	3,208,518	1,507,654	1,700,864	—
Long-term debt	16,710,748	17,638,836	—	10,768,602	6,870,234
Guarantee liability	19,125	21,704	—	—	21,704
Derivative liabilities	392,461	392,461	—	392,461	—
Subordinated deferrable debt	395,717	396,916	—	396,916	—
Members’ subordinated certificates	1,485,933	1,485,957	—	—	1,485,957

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,836	$248,836	$248,836	$—	$—
Restricted cash	485	485	485	—	—
Time deposits	485,000	485,000	—	485,000	—
Investment securities	84,472	84,472	84,472	—	—
Deferred compensation investments	4,294	4,294	4,294	—	—
Loans to members, net	21,435,327	21,961,048	—	—	21,961,048
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	115,276	115,276	—	115,276	—

Liabilities:
Short-term debt	3,127,754	3,127,541	1,494,131	1,633,410	—
Long-term debt	16,244,794	17,356,223	—	10,878,302	6,477,921
Guarantee liability	19,917	22,545	—	—	22,545
Derivative instruments	408,382	408,382	—	408,382	—
Subordinated deferrable debt	395,699	406,000	—	406,000	—
Members’ subordinated certificates	1,505,420	1,505,444	—	—	1,505,444

We consider observable prices in the principal market in our valuations where possible. Fair value estimates were developed at the reporting date and may not necessarily be indicative of amounts that could ultimately be realized in a market transaction at a future date. For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 13—Fair Value Measurements” and “Note 14—Fair Value of Financial Instruments” to the Consolidated Financial Statements in our 2015 Form 10-K. See “Note 11—Fair Value Measurement” for additional information on assets and liabilities reported at fair value on a recurring and nonrecurring basis on our condensed consolidated balance sheets.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three months ended August 31, 2015 and 2014, and assets attributable to each segment as of August 31, 2015 and 2014.

	Three Months Ended August 31, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$243,051	$11,850	$(8,785)	$246,116
Interest expense	(165,382)	(9,103)	8,785	(165,700)
Net interest income	77,669	2,747	—	80,416
Provision for loan losses	(4,562)	—	—	(4,562)
Net interest income after provision for loan losses	73,107	2,747	—	75,854
Non-interest income:
Fee and other income	4,599	818	(716)	4,701
Derivative losses	(11,827)	(190)	—	(12,017)
Results of operations of foreclosed assets	(1,921)	—	—	(1,921)
Total non-interest income	(9,149)	628	(716)	(9,237)
Non-interest expense:
General and administrative expenses	(20,276)	(2,812)	253	(22,835)
Other	(357)	(463)	463	(357)
Total non-interest expense	(20,633)	(3,275)	716	(23,192)
Income before income taxes	43,325	100	—	43,425
Income tax expense	—	(330)	—	(330)
Net income (loss)	$43,325	$(230)	$—	$43,095

Assets:
Total loans outstanding	$22,045,237	$1,104,105	$(1,064,791)	$22,084,551
Deferred loan origination costs	9,836	—	—	9,836
Less: Allowance for loan losses	(38,307)	—	—	(38,307)
Loans to members, net	22,016,766	1,104,105	(1,064,791)	22,056,080
Other assets	1,203,978	119,366	80,376	1,403,720
Total assets	$23,220,744	$1,223,471	$(984,415)	$23,459,800

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$234,140	$11,807	$(8,656)	$237,291
Interest expense	(156,228)	(8,980)	8,656	(156,552)
Net interest income	77,912	2,827	—	80,739
Provision for loan losses	6,771	—	—	6,771
Net interest income after provision for loan losses	84,683	2,827	—	87,510
Non-interest income:
Fee and other income	4,226	362	(231)	4,357
Derivative losses	(49,171)	(707)	—	(49,878)
Results of operations from foreclosed assets	(2,699)	—	—	(2,699)
Total non-interest income	(47,644)	(345)	(231)	(48,220)
Non-interest expense:
General and administrative expenses	(16,699)	(2,075)	231	(18,543)
Other	61	—	—	61
Total non-interest expense	(16,638)	(2,075)	231	(18,482)
Income before income taxes	20,401	407	—	20,808
Income tax expense	—	(196)	—	(196)
Net income	$20,401	$211	$—	$20,612

Assets:
Total loans outstanding	$20,449,352	$1,075,354	$(1,049,835)	$20,474,871
Deferred loan origination costs	9,707	—	—	9,707
Less: Allowance for loan losses	(49,711)	—	—	(49,711)
Loans to members, net	20,409,348	1,075,354	(1,049,835)	20,434,867
Other assets	1,726,624	145,696	(117,682)	1,754,638
Total assets	$22,135,972	$1,221,050	$(1,167,517)	$22,189,505

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivatives.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. In such cases, the borrower or others may assert counterclaims or initiate actions against us. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue (“BIR”) alleging that RTFC owes tax or other amounts, plus interest, in connection with tax years 1996 and 1997, and 1999 through 2005. On September 4, 2015, RTFC filed a petition with the District Court of the Virgin Islands in response to the BIR's notice of deficiency. RTFC believes that these allegations are without merit and will continue to contest this determination.

Item 1A.	Risk Factors

Refer to “Part I— Item 1A. Risk Factors” in our 2015 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under “Part I— Item 1A. Risk Factors” in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Long Term Standby Commitment to Purchase dated August 31, 2015, between the Registrant and Federal Agricultural Mortgage Corporation.
10.2*	—	Purchase Agreement dated September 30, 2015, between the Registrant, Caribbean Asset Holdings, LLC, ATN VI Holdings, LLC and Atlantic Tele-Network, Inc.
12*	—	Computations of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: October 14, 2015

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)