Form 10-Q
period 2015-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2016-01-13
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
OR

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

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	10
4	Derivative Gains (Losses)	12
5	Derivative Average Notional Balances and Average Interest Rates	13
6	Loans Outstanding by Type and Member Class	15
7	Historical Retention Rate and Repricing Selection	16
8	Total Debt Outstanding	16
9	Collateral Pledged or on Deposit	17
10	Unencumbered Loans	18
11	Guarantees Outstanding	20
12	Maturities of Guarantee Obligations	21
13	Unadvanced Loan Commitments	21
14	Notional Maturities of Unconditional Committed Lines of Credit	21
15	Notional Maturities of Unadvanced Loan Commitments	22
16	Loan Portfolio Security Profile	23
17	Credit Exposure to 20 Largest Borrowers	24
18	TDR Loans	25
19	Nonperforming Loans	25
20	Allowance for Loan Losses	26
21	Rating Triggers for Derivatives	27
22	Liquidity Reserve Access	28
23	Projected Sources and Uses of Liquidity	29
24	Revolving Credit Agreements	31
25	Member Investments	32
26	Principal Maturity of Long-Term Debt	33
27	Credit Ratings	34
28	Financial Ratios under Revolving Credit Agreements	34
29	Financial Ratios under Indentures	35
30	Interest Rate Gap Analysis	36
31	Adjusted Financial Measures — Income Statement	37
32	TIER and Adjusted TIER	38
33	Adjusted Financial Measures — Balance Sheet	38
34	Leverage and Debt-to-Equity Ratios	39

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and certain entities created and controlled by CFC to hold foreclosed assets. RTFC was established to provide private financing for the rural telecommunications industry. NCSC may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC controlled and held foreclosed assets in two entities, Caribbean Asset Holdings, LLC (“CAH”) and Denton Realty Partners, LP (“DRP”), during fiscal year 2015. DRP was dissolved during the fourth quarter of fiscal year 2015, subsequent to the sale of the remainder of its assets. CAH, which is the only entity in which we currently hold foreclosed assets, is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that were transferred to CAH as a result of a loan default by a borrower and subsequent bankruptcy proceedings. These operating entities provide local, long-distance and wireless telephone, cable television and Internet services to residential and commercial customers. On September 30, 2015, CFC entered into a Purchase Agreement (the “Purchase Agreement”) with CAH, ATN VI Holdings, LLC (“Atlantic”) and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. See “Item 1. Business—Overview” of our 2015 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.
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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three and six months ended November 30, 2015 and 2014, and as of November 30, 2015 and May 31, 2015. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Statement of operations
Interest income	$256,325	$235,235	9%		$502,441	$472,526	6%
Interest expense	(167,124)	(158,275)	6		(332,824)	(314,827)	6
Net interest income	89,201	76,960	16		169,617	157,699	8
Provision for loan losses	(1,240)	(992)	25		(5,802)	5,779	(200)
Fee and other income	7,031	9,872	(29)		11,732	14,229	(18)
Derivative losses(1)	(101,184)	(74,561)	36		(113,201)	(124,439)	(9)
Results of operations of foreclosed assets	2,054	(28,991)	(107)		133	(31,690)	(100)
Operating expenses(2)	(20,231)	(18,237)	11		(43,066)	(36,780)	17
Other non-interest expense	(9)	(4)	125		(366)	57	(742)
Income before income taxes	(24,378)	(35,953)	(32)		19,047	(15,145)	(226)
Income tax expense	(110)	41	(368)		(440)	(155)	184
Net income (loss)	$(24,488)	$(35,912)	(32) %		$18,607	$(15,300)	(222)%

Adjusted statement of operations
Adjusted interest expense(3)	$(189,697)	$(180,039)	5%		$(375,553)	$(356,692)	5%
Adjusted net interest income(3)	66,628	55,196	21		126,888	115,834	10
Adjusted net income(3)	54,123	16,885	221		89,079	67,274	32

Ratios
Fixed-charge coverage ratio/TIER (4)	0.85	0.77	8	bps	1.06	0.95	11	bps
Adjusted TIER(3)	1.29	1.09	20		1.24	1.19	5

					November 30, 2015	May 31, 2015	Change
Balance sheet
Cash, investments and time deposits					$669,977	$818,308	(18)%
Loans to members(5)					22,673,529	21,469,017	6
Allowance for loan losses					(39,600)	(33,690)	18
Loans to members, net					22,633,929	21,435,327	6
Total assets(6)					23,850,982	22,846,059	4
Short-term borrowings					3,542,802	3,127,754	13
Long-term debt					16,858,024	16,244,794	4
Subordinated deferrable debt					395,736	395,699	—
Members’ subordinated certificates					1,479,562	1,505,420	(2)
Total debt outstanding(6)(7)					22,276,124	21,273,667	5
Total liabilities(6)					22,957,467	21,934,273	5
Total equity					893,515	911,786	(2)
Guarantees (8)					961,250	986,500	(3)

Ratios
Leverage ratio(9)					26.77	25.14	163	bps
Adjusted leverage ratio(3)					6.84	6.58	26
Debt-to-equity ratio(10)					25.69	24.06	163
Adjusted debt-to-equity ratio(3)					6.53	6.26	27
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
(2)Consists of the salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presently separately on our consolidated statements of operations.
(3)See “Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(4)Calculated based on net income plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods.
(5)Loans to members consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $10 million as of both November 30, 2015 and May 31, 2015.
(6)In the first quarter of fiscal year 2016, we early-adopted the Financial Accounting Standards Board (“FASB”) guidance that amends the presentation of debt issuance costs in the financial statements by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. We retrospectively applied this guidance, which resulted in the reclassification of unamortized debt issuance costs of $47 million as of May 31, 2015, from total assets on our condensed consolidated balance sheet to total debt outstanding. Other than this reclassification, the adoption of the guidance did not impact our consolidated financial statements. See “Note 1—Summary of Significant Accounting Policies—Accounting Standards Adopted in Fiscal Year 2016” for additional information.
(7)Total debt includes debt issuance costs, which were previously classified as an asset on our consolidated balance sheets, of $50 million and $47 million as of November 30, 2015 and May 31, 2015, respectively.
(8)Represents the total outstanding guarantee amount as of the end of the each period; however, the amount recorded on our condensed consolidated balance sheets for our guarantee obligations is significantly less than the outstanding guarantee total. See “Note 10—Guarantees” for additional information.
(9)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(10)Calculated based on total liabilities at period end divided by total equity at period end.

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

Financial Performance

Reported Results

We reported a net loss of $24 million and $36 million for the quarter ended November 30, 2015 (“current quarter”) and same prior-year quarter, respectively, and TIER of 0.85 and 0.77, respectively. We reported net income of $19 million and TIER of 1.06 for the six months ended November 30, 2015, compared with a net loss of $15 million and TIER of 0.95 for the same prior year period. Our debt-to-equity ratio increased to 25.69-to-1 as of November 30, 2015, from 24.06-to-1 as of May 31, 2015.

Our reported net losses of $24 million and $36 million in the current quarter and the same prior quarter, respectively, were primarily driven by fair value losses of $101 million and $75 million, respectively, on the derivatives we use to economically hedge the interest rate risk related to certain financial assets and liabilities that are not measured at fair value. Although we recorded higher derivative losses in the current quarter than the same prior year quarter, our reported net loss was lower because of an increase in net interest income of $12 million, driven by an increase in average total loans of $1,746 million, or 9%, and a reduction in losses from foreclosed assets of $31 million, attributable to the absence of an impairment charge of $27 million related to CAH recorded in the prior year quarter.

Our reported net income of $19 million for the six months ended November 30, 2015 and net loss of $15 million for the six months ended November 30, 2014 also reflected the unfavorable impact of derivative losses, which totaled $113 million and $124 million, respectively. The lower derivative losses during the six months ended November 30, 2015, compared with the same prior year period, coupled with an increase in net interest income of $12 million, driven by an increase in average total loans of $1,508 million, or 7%, and the absence of the CAH impairment charge of $27 million were the primary drivers of the improvement in our reported results for the six months ended November 30, 2015.

We expect volatility in our reported GAAP results from period to period due to changes in market conditions that result in periodic fluctuations in the estimated fair value of our derivative instruments, which serve as economic hedges. While we mark to market our derivatives through earnings, the corresponding hedged items are not subject to mark-to-market treatment. As such, our debt covenants are based on our adjusted non-GAAP results, which we also use to evaluate our core operating performance.

Adjusted Non-GAAP Results

Our adjusted net income totaled $54 million and $17 million for the current quarter and same prior-year quarter, respectively, and our adjusted TIER was 1.29 and 1.09, respectively. Our adjusted net income was $89 million and $67 million for the six months ended November 30, 2015 and 2014, respectively, and our adjusted TIER was 1.24 and 1.19, respectively, for the same prior-year period. Our adjusted debt-to-equity ratio increased to 6.53-to-1 as of November 30, 2015, from 6.26-to-1 as of May 31, 2015.

The increases in adjusted net income in the current quarter and six months ended November 30, 2015 over the same prior-year periods were primarily driven by a significant increase in adjusted net interest income resulting from the growth in average loan balances and the absence of the CAH impairment charge of $27 million recorded in the prior year quarter.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $22,664 million as of November 30, 2015, an increase of $1,204 million, or 6%, from May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,058 million and $199 million, respectively, which was attributable to members refinancing with us loans made by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $27 million and a decrease in RTFC loans of $21 million.

CFC had long-term fixed-rate loans totaling $510 million that repriced during the six months ended November 30, 2015. Of this total, $481 million repriced to a new long-term fixed rate; $22 million repriced to a long-term variable rate; and $7 million were repaid in full.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the six months ended November 30, 2015, our debt volume also increased. Total debt outstanding was $22,276 million as of November 30, 2015, an increase of $1,002 million, or 5%, from May 31, 2015. The increase was primarily attributable to an advance of $180 million under the note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), an advance of $250 million under the Guaranteed Underwriter Program of the USDA and the issuance of $750 million aggregate principal amount of collateral trust bonds.

In July 2015, we executed a new three-year $300 million secured revolving note purchase agreement with Farmer Mac to provide us additional funding flexibility. In November 2015, we amended and restated our $1,665 million three-year and $1,645 million five-year revolving credit agreements to extend the maturity dates to November 19, 2018 and November 19, 2020, respectively, from October 28, 2017 and October 28, 2019, respectively. We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. We anticipate a continued increase in earnings from our core lending operations over the next 12 months based on our expectation of an increase in long-term loans outstanding.

Long-term debt scheduled to mature over the next 12 months totaled $1,515 million as of November 30, 2015. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. We had $583 million in cash and time deposits, up to $500 million available under committed loan facilities from the Federal Financing Bank (“FFB”), $3,309 million available under committed revolving lines of credit with a syndicate of banks, up to $300 million available under a new note purchase agreement with Farmer Mac and, subject to market conditions, up to $2,428 million available under the existing revolving note purchase agreement with Farmer Mac as of November 30, 2015. On September 28, 2015, we received a commitment from the RUS to guarantee a loan of $250 million from the FFB pursuant to the Guaranteed Underwriter Program. We expect to close the new committed loan facility with RUS during the third quarter of fiscal year 2016. Upon closing of the commitment, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,523 million as of November 30, 2015, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund and select notes. We expect to continue to roll over our outstanding dealer commercial paper of $1,020 million as of November 30, 2015. We intend to manage our short-term wholesale funding risk by maintaining our dealer commercial paper within an approximate range between $1,000 million and $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the significant increase in outstanding loan balances over the last 18 months, it has been necessary to increase our borrowings to fund the loan growth. As a result, our adjusted debt-to-equity ratio will likely continue to be higher than 6.00-to-1 for an extended period of time.

As part of our strategy to manage our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We designated, and Farmer Mac approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015. As a result of principal payments, the balance of these loans totaled $515 million as of November 30, 2015.

As previously disclosed, on September 30, 2015, CFC entered into a Purchase Agreement with CAH, Atlantic and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. We continue to expect to complete the transaction during the second half of calendar year 2016, subject to the satisfaction or waiver of various closing conditions under the Purchase Agreement, including, among other things, the receipt of required communications regulatory approvals in the United States, United States Virgin Islands, British Virgin Islands and St. Maarten, the expiration or termination of applicable waiting periods under applicable competition laws, and the absence of a material adverse effect or material adverse regulatory event. See “Consolidated Results of Operations—Results of Foreclosed Assets” below and “Note 4—Foreclosed Assets” for additional information related to CAH.

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

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the six months ended November 30, 2015, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended November 30, 2015 and 2014 and between the six months ended November 30, 2015 and 2014. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of November 30, 2015 and May 31, 2015. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three and six months ended November 30, 2015 and 2014, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
(Dollars in thousands)	2015			2014
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$20,516,596	$243,601	4.78%	$18,688,811	$222,023	4.77%
Long-term variable-rate loans	691,793	4,822	2.80	693,758	4,902	2.83
Line of credit loans	1,057,682	6,386	2.43	1,141,369	6,687	2.35
Restructured loans	10,333	130	5.06	7,555	10	0.53
Nonperforming loans	2,787	29	4.18	1,695	—	—
Interest-based fee income(2)	—	(600)	—	—	64	—
Total loans	22,279,191	254,368	4.59	20,533,188	233,686	4.56
Cash, investments and time deposits	631,995	1,957	1.25	720,433	1,549	0.86
Total interest-earning assets	$22,911,186	$256,325	4.50%	$21,253,621	$235,235	4.44%
Other assets, less allowance for loan losses	878,481			1,132,713
Total assets	$23,789,667			$22,386,334

Liabilities:
Short-term debt	$3,150,623	$3,382	0.43%	$3,826,661	$5,663	0.59%
Medium-term notes	3,369,780	20,819	2.48	2,864,538	17,707	2.48
Collateral trust bonds	6,660,248	81,769	4.94	6,079,894	77,082	5.09
Subordinated deferrable debt	391,381	4,788	4.92	400,000	4,803	4.82
Subordinated certificates	1,469,916	15,097	4.13	1,523,922	16,105	4.24
Long-term notes payable	6,740,850	41,269	2.46	5,771,706	36,915	2.57
Total interest-bearing liabilities	$21,782,798	$167,124	3.09%	$20,466,721	$158,275	3.10%
Other liabilities	1,083,069			963,240
Total liabilities	22,865,867			21,429,961
Total equity	923,800			956,373
Total liabilities and equity	$23,789,667			$22,386,334

Net interest spread(3)			1.41%			1.34%
Impact of non-interest bearing funding(4)			0.15			0.11
Net interest income/net interest yield(5)		$89,201	1.56%		$76,960	1.45%

Adjusted net interest income/adjusted net interest yield:
Interest income		$256,325	4.50%		$235,235	4.44%
Interest expense		167,124	3.09		158,275	3.10
Add: Net derivative cash settlement cost(6)		22,573	0.92		21,764	1.03
Adjusted interest expense/adjusted average cost(7)		$189,697	3.50%		$180,039	3.52%

Adjusted net interest spread(4)			1.00%			0.92%
Impact of non-interest bearing funding			0.17			0.12
Adjusted net interest income/adjusted net interest yield(8)		$66,628	1.17%		$55,196	1.04%

	Six Months Ended November 30,
(Dollars in thousands)	2015			2014
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$20,213,693	$475,803	4.71%	$18,572,866	$444,351	4.77%
Long-term variable-rate loans	688,829	9,842	2.86	724,399	10,262	2.83
Line of credit loans	1,048,807	12,584	2.40	1,149,132	13,629	2.37
Restructured loans	10,873	130	2.39	7,570	10	0.26
Nonperforming loans	1,386	29	4.18	1,884	—	—
Interest-based fee income(2)	—	(529)	—	—	153	—
Total loans	21,963,588	497,859	4.53	20,455,851	468,405	4.57
Cash, investments and time deposits	677,440	4,582	1.35	858,957	4,121	0.96
Total interest-earning assets	$22,641,028	$502,441	4.44%	$21,314,808	$472,526	4.42%
Other assets, less allowance for loan losses	875,749			1,015,962
Total assets	$23,516,777			$22,330,770

Liabilities:
Short-term debt	$2,973,934	$5,924	0.40%	$3,812,950	$8,804	0.46%
Medium-term notes	3,365,431	40,972	2.43	2,812,085	34,866	2.47
Collateral trust bonds	6,721,564	164,600	4.90	6,048,488	153,264	5.05
Subordinated deferrable debt	395,714	9,571	4.84	400,000	9,570	4.77
Subordinated certificates	1,483,887	30,403	4.10	1,533,475	32,851	4.27
Long-term notes payable	6,645,058	81,354	2.45	5,815,810	75,472	2.59
Total interest-bearing liabilities	$21,585,588	$332,824	3.08%	$20,422,808	$314,827	3.07%
Other liabilities	1,011,694			946,469
Total liabilities	22,597,282			21,369,277
Total equity	919,495			961,493
Total liabilities and equity	$23,516,777			$22,330,770

Net interest spread(3)			1.36%			1.35%
Impact of non-interest bearing funding(4)			0.14			0.13
Net interest income/net interest yield(5)		$169,617	1.50%		$157,699	1.48%

Adjusted net interest income/adjusted net interest yield:
Interest income		$502,441	4.44%		$472,526	4.42%
Interest expense		332,824	3.08		314,827	3.07
Add: Net derivative cash settlement cost(6)		42,729	0.87		41,865	0.98
Adjusted interest expense/adjusted average cost(7)		$375,553	3.48%		$356,692	3.48%

Adjusted net interest spread(4)			0.96%			0.94%
Impact of non-interest bearing funding			0.16			0.14
Adjusted net interest income/adjusted net interest yield(8)		$126,888	1.12%		$115,834	1.08%
____________________________
(1)Interest income includes loan conversion fees, which are generally deferred and recognized in interest income using the effective interest method. A small portion of conversion fees that are intended to cover the administrative costs related to the conversion are recognized into interest income immediately at the date of conversion.
(2)Amounts primarily include the amortization of deferred loan origination costs and late payment fees. Excludes up-front loan arranger fees, which are not not based on interest rates, for the three and six months ended November 30, 2015. These fees are included in fee and other income.

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
(6)Represents the impact of net periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net periodic cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $9,922 million and $8,493 million for the three months ended November 30, 2015 and 2014, respectively. The average outstanding notional amount of derivatives was $9,855 million and $8,489 million for the six months ended November 30, 2015 and 2014, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30, 2015 versus 2014			Six Months Ended November 30, 2015 versus 2014
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$21,578	$21,048	$530	$31,452	$37,935	$(6,483)
Long-term variable-rate loans	(80)	(27)	(53)	(420)	(531)	111
Line of credit loans	(301)	(507)	206	(1,045)	(1,224)	179
Restructured loans	120	4	116	120	4	116
Nonperforming loans	29	—	29	29	—	29
Fee income	(664)	—	(664)	(682)	—	(682)
Total loans	20,682	20,518	164	29,454	36,184	(6,730)
Cash, investments and time deposits	408	(194)	602	461	(880)	1,341
Interest income	21,090	20,324	766	29,915	35,304	(5,389)

Interest expense:
Short-term debt	(2,281)	(1,013)	(1,268)	(2,880)	(1,956)	(924)
Medium-term notes	3,112	3,066	46	6,106	6,747	(641)
Collateral trust bonds	4,687	7,127	(2,440)	11,336	16,590	(5,254)
Subordinated deferrable debt	(15)	(116)	101	1	(128)	129
Subordinated certificates	(1,008)	(613)	(395)	(2,448)	(1,149)	(1,299)
Long-term notes payable	4,354	6,081	(1,727)	5,882	10,526	(4,644)
Interest expense	8,849	14,532	(5,683)	17,997	30,630	(12,633)
Net interest income	$12,241	$5,792	$6,449	$11,918	$4,674	$7,244

Adjusted net interest income:
Interest income	$21,090	$20,324	$766	$29,915	$35,304	$(5,389)
Interest expense	8,849	14,532	(5,683)	17,997	30,630	(12,633)
Derivative cash settlements(2)	809	3,593	(2,784)	864	6,605	(5,741)
Adjusted interest expense(3)	9,658	18,125	(8,467)	18,861	37,235	(18,374)
Adjusted net interest income	$11,432	$2,199	$9,233	$11,054	$(1,931)	$12,985

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
(2)For derivative cash settlements, the variance due to average volume represents the change in derivative cash settlements resulting from the change in the average notional amount of derivative contracts outstanding. The variance due to average rate represents the change in derivative cash settlements resulting from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(3) See “Non-GAAP Financial Measures” for additional information on our adjusted non-GAAP measures.

Net interest income of $89 million for the current quarter increased by $12 million, or 16% from the same prior year quarter, driven by an increase in average interest-earning assets of 8% and an increase in net interest yield of 8% (11 basis points) to 1.56%.

Net interest income of $170 million for the six months ended November 30, 2015, increased by $12 million, or 8%, from the same prior-year period, driven by an increase in average interest-earning assets of 6% and an increase in net interest yield of 1% (2 basis points) to 1.50%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter and six months ended November 30, 2015 was primarily attributable to growth in average total loans of $1,746 million, or 9%, and $1,508 million, or 7%, respectively, over the same prior year periods, as members refinanced with us loans made by other lenders and obtained advances to fund capital investments.

•
Net Interest Yield: The increase in the net interest yield for the current quarter and six months ended November 30, 2015 reflects the combined impact of a reduction in our average cost of funds and an increase in the average yield on interest-earning assets. As benchmark treasury rates remained low and our credit spread tightened over the past few years, there was a continued reduction in the rates we had to pay to obtain funding in the capital markets. As a cost-based lender, our fixed interest rates for loans are intended to reflect our cost of borrowing plus a spread to cover our cost of operations and provision for loan losses and to provide earnings sufficient to achieve interest coverage to meet financial objectives. We therefore lowered the contractual long-term fixed rates on new loans during this period. The impact of the accelerated recognition of deferred loan conversion fees during the current quarter and six months ended November 30, 2015 due to loan payoffs more than offset the reduction in the contractual long-term fixed rates, resulting in the overall increase in average yield on interest-earning assets.

Adjusted net interest income of $67 million for the current quarter increased by $11 million, or 21%, from the same prior- year quarter, driven by the increase in average interest-earning assets of 8% and an increase in adjusted net interest yield of 13% (13 basis points) to 1.17%.

Adjusted net interest income of $127 million for the six months ended November 30, 2015 increased by $11 million, or 10%, from the same prior-year period, driven by the increase in average interest-earning assets of 6% and an increase in the adjusted net interest yield of 4% (4 basis points) to 1.12%.

Our adjusted net interest income and adjusted net interest yield include the impact of net periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $23 million and $22 million for the three months ended November 30, 2015 and 2014, respectively, and $43 million and $42 million for the six months ended November 30, 2015 and 2014, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $1 million for the three months ended November 30, 2015 and 2014. We recorded a provision for loan losses of $6 million for the six months ended November 30, 2015, compared with a negative provision of $6 million for the six months ended November 30, 2014. The growth in our loan portfolio was the primary driver of the provision expense of $6 million for the six months ended November 30, 2015. In comparison, outstanding loans remained relatively flat during the same prior year period, and we experienced modest improvement in the credit quality and overall credit risk profile of our loan portfolio, which together resulted in the negative provision of $6 million for the six months ended November 30, 2014.

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

We recorded losses from non-interest income of $92 million and $94 million for the three months ended November 30, 2015 and 2014, respectively. We recorded losses from non-interest income of $101 million and $142 million for the six months ended November 30, 2015 and 2014, respectively. The variances in non-interest income for three and six months ended November 30, 2015, from the same prior year periods were primarily attributable to changes in net derivative losses recognized in our consolidated statements of operations and an impairment charge of $27 million related to CAH recorded in the three months ended November 30, 2014.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, yield curves and implied interest rate volatility and the composition and balance of instrument types in our derivative portfolio. We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of November 30, 2015 or May 31, 2015.

We recorded derivative losses of $101 million and $75 million for the three months ended November 30, 2015 and 2014, respectively, and derivative losses $113 million and $124 million for the six months ended November 30, 2015 and 2014, respectively. Table 4 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and six months ended November 30, 2015 and 2014. The derivative gains (losses) relate to interest rate swap agreements. Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 4: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Derivative gains (losses) attributable to:
Derivative cash settlements	$(22,573)	$(21,764)	$(42,729)	$(41,865)
Derivative forward value	(78,611)	(52,797)	(70,472)	(82,574)
Derivative losses	$(101,184)	$(74,561)	$(113,201)	$(124,439)

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

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and six months ended November 30, 2015 and 2014. As indicated in Table 5, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, which is subject to change based on changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended November 30,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,188,639	3.07%	0.33%	$5,543,655	3.30%	0.24%
Receive-fixed swaps	3,733,066	0.80	3.02	2,949,000	0.83	3.60
Total	$9,921,705	2.21%	1.35%	$8,492,655	2.45%	1.41%

	Six Months Ended November 30,
	2015			2014
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,063,335	3.10%	0.31%	$5,481,180	3.31%	0.24%
Receive-fixed swaps	3,791,350	0.80	3.05	3,007,333	0.84	3.61
Total	$9,854,685	2.21%	1.37%	$8,488,513	2.43%	1.44%

The derivative losses of $101 million and $113 million recorded in the three and six months ended November 30, 2015, were primarily attributable to a net decrease in the fair value of our pay-fixed swaps due to a flattening of the swap yield curve resulting from a gradual decline in interest rates across the medium and longer end of the yield curve.

The net derivative losses of $75 million and $124 million recorded for the three and six months ended November 30, 2014, respectively, were primarily attributable to a flattening of the swap yield curve during the period, as the overall level of interest rates on the longer end of the yield curve declined. This decline resulted in a net decrease in the fair value of our pay-fixed swaps and a net increase in the fair value of our receive-fixed swaps. Because of the composition of our derivative portfolio, the decline in the fair value of our pay-fixed swaps more than offset the increase in the fair value of our receive-fixed swaps.

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

We recorded a gain from the results of operations of foreclosed assets of $2 million for the three months ended November 30, 2015, compared with a loss of $29 million for the three months ended November 30, 2014. We recorded a gain from the results of foreclosed assets of less than $1 million for the six months ended November 30, 2015, compared with a loss of $32 million for the six months ended November 30, 2014. The gains recorded during the three and six months ended November 30, 2015 were primarily attributable to purchase price adjustments related to CAH, while the losses recorded during the prior year periods were primarily attributable to a CAH impairment charge of $27 million recorded in the second quarter of fiscal year 2015.

As discussed above under “Introduction” and “Executive Summary,” on September 30, 2015, CFC entered into a Purchase Agreement with CAH, Atlantic and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. The amount recorded on our condensed consolidated balance sheet for CAH of $117 million as of November 30, 2015 reflects the expected net proceeds, including agreed-upon purchase price adjustments and estimated selling costs, from the completion of the CAH sales transaction.

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

We recorded non-interest expense of $20 million and $18 million for the three months ended November 30, 2015 and 2014, respectively, and non-interest expense of $43 million and $37 million for the six months ended November 30, 2015 and 2014, respectively. The increase for the current year periods over the same prior-year periods was primarily attributable to an increase in salaries and employee benefit expense, costs related to system infrastructure enhancements and higher legal fees.

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

We recorded a net loss attributable to noncontrolling interests of less than $1 million for the three months ended November 30, 2015 and 2014, and a net loss of less than $1 million and a net gain of less than $1 million for the six months ended November 30, 2015 and 2014, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $23,851 million as of November 30, 2015 increased by $1,005 million, or 4%, from May 31, 2015, primarily due to growth in our loan portfolio. Total liabilities of $22,957 million as of November 30, 2015 increased by $1,023 million, or 5%, from May 31, 2015, primarily due to debt issuances to fund our loan portfolio growth. Total equity decreased by $18 million to $894 million as of November 30, 2015. The decrease in total equity was primarily attributable to the patronage capital retirement of $39 million in September 2015, which was partially offset by our net income of $19 million for the six months ended November 30, 2015.
Following is a discussion of changes in the major components of our assets and liabilities during the six months ended November 30, 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term fixed- and variable-rate loans and line of credit variable-rate loans. Borrowers may choose a fixed or variable interest rate for periods of one to 35 years. When a selected fixed-rate term expires, the borrower may select either another fixed-rate term or a variable rate or elect to repay the loan in full. We also offer a conversion option to members with long-term loan agreements, which allows borrowers to change the rate and term prior to the repricing date. Borrowers are generally charged a conversion fee when converting from a fixed to a variable rate, or a fixed rate to another fixed rate.

Table 6 summarizes total loans outstanding, by type and by member class, as of November 30, 2015 and May 31, 2015.

Table 6: Loans Outstanding by Type and Member Class

	November 30, 2015		May 31, 2015		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:
Long-term loans:
Long-term fixed-rate loans	$20,601,694	91%	$19,543,274	91%	$1,058,420
Long-term variable-rate loans	712,955	3	698,495	3	14,460
Loans guaranteed by RUS	176,425	1	179,241	1	(2,816)
Total long-term loans	21,491,074	95	20,421,010	95	1,070,064
Line of credit loans	1,172,574	5	1,038,210	5	134,364
Total loans outstanding(1)	$22,663,648	100%	$21,459,220	100%	$1,204,428

Loans by member class:
CFC:
Distribution	$17,153,380	76%	$16,095,043	75%	$1,058,337
Power supply	4,380,665	19	4,181,481	20	199,184
Statewide and associate	60,061	—	65,466	—	(5,405)
CFC	21,594,106	95	20,341,990	95	1,252,116
RTFC	364,739	2	385,709	2	(20,970)
NCSC	704,803	3	731,521	3	(26,718)
Total loans outstanding(1)	$22,663,648	100%	$21,459,220	100%	$1,204,428
____________________________
(1)Total loans outstanding represents the outstanding unpaid principal balance of loans. Unamortized deferred loan origination costs, which totaled $10 million as of November 30, 2015 and May 31, 2015, are excluded from total loans outstanding. These costs are, however, included in loans to members reported on the condensed consolidated balance sheets.

Total loans outstanding of $22,664 million as of November 30, 2015 increased by $1,204 million, or 6%, from May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,058 million and $199 million, respectively, which was attributable to members refinancing with us loans made by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC loans of $27 million and a decrease in RTFC loans of $21 million.

Table 7 compares the historical retention rate for long-term fixed-rate loans that repriced during the six months ended November 30, 2015, with the historical retention rate for loans that repriced during the fiscal year ended May 31, 2015. Table 7 also displays the percentage of borrowers that selected either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date.

Table 7: Historical Retention Rate and Repricing Selection

	Six Months Ended November 30, 2015		Year Ended May 31, 2015
(Dollars in thousands)	Amount	%	Amount	%
Loans retained:
Long-term fixed rate selected	$480,988	94%	$991,279	81%
Long-term variable rate selected	22,399	5	154,946	13
Loans repriced and sold by CFC	—	—	3,904	—
Total loans retained	503,387	99	1,150,129	94
Total loans repaid	6,849	1	76,380	6
Total loans repriced	$510,236	100%	$1,226,509	100%

Debt

Table 8 displays the composition of our debt outstanding, by debt product type, by interest rate type and by original contractual maturity, as of November 30, 2015 and May 31, 2015.

Table 8: Total Debt Outstanding

(Dollars in thousands)	November 30, 2015	May 31, 2015	Increase/ (Decrease)
Debt product type:
Commercial paper sold through dealers, net of discounts	$1,020,287	$984,954	$35,333
Commercial paper sold directly to members, at par	759,815	736,162	23,653
Select notes	809,298	671,635	137,663
Daily liquidity fund notes	740,142	509,131	231,011
Collateral trust bonds	6,850,660	6,755,067	95,593
Guaranteed Underwriter Program notes payable to FFB	4,643,790	4,406,465	237,325
Farmer Mac notes payable	2,072,040	1,910,688	161,352
Medium-term notes	3,458,237	3,352,023	106,214
Other notes payable(3)	46,557	46,423	134
Subordinated deferrable debt	395,736	395,699	37
Membership certificates	629,977	645,035	(15,058)
Loan and guarantee certificates	629,589	640,889	(11,300)
Member capital securities	219,996	219,496	500
Total debt outstanding	$22,276,124	$21,273,667	$1,002,457

Interest rate type:
Fixed-rate debt(1)	82%	81%
Variable-rate debt(2)	18	19
Total	100%	100%

Original contractual maturity:
Long-term debt	84%	85%
Short-term debt	16	15
Total	100%	100%
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

(3) Other notes payable includes unsecured and secured Clean Renewable Energy Bonds. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement. The remaining other notes payable relate to unsecured notes payable issued by NCSC.

Total debt outstanding of $22,276 million as of November 30, 2015 increased by $1,002 million, or 5%, from May 31, 2015, primarily due to debt issuances to fund our loan portfolio growth. The increase was primarily attributable to an advance of $180 million under the note purchase agreement with the Farmer Mac, an advance of $250 million under the Guaranteed Underwriter Program of the USDA and the issuance of $350 million aggregate principal amount of 2.30% collateral trust bonds due 2020 and $400 million aggregate principal amount of 3.25% collateral trust bonds due 2025. Significant financing-related developments during the six months ended November 30, 2015 are summarized below.

•	On July 7, 2015, we received an advance of $180 million under the revolving note purchase agreement with Farmer Mac.

•	On July 31, 2015, we received an advance of $250 million with a 20-year final maturity under the Guaranteed Underwriter Program of the USDA.

•	On July 31, 2015, we executed a new three-year $300 million revolving note purchase agreement with Farmer Mac to provide us additional funding flexibility.

•	On October 27, 2015, we issued $350 million aggregate principal amount of 2.30% collateral trust bonds due 2020, and $400 million aggregate principal amount of 3.25% collateral trust bonds due 2025.

•
On November 19, 2015, we amended and extended our revolving credit agreements, which reduced the total commitment from third parties to $3,310 million as of November 30, 2015, from $3,420 million as of May 31, 2015. Prior to this amendment, NCSC assumed $155 million in commitments from one of the banks, which was reduced to $110 million as part of amendment. Although the total commitment amount under our new revolving credit agreements is unchanged from the previous total of $3,420 million, NCSC’s commitment amount is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC’s financial results are consolidated with CFC. See “Liquidity Risk” for additional information.

Pledging of Loans and Loans on Deposit

We are required to pledge collateral equal to at least 100% of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with Farmer Mac. In addition, we are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt to the FFB under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. Table 9 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of November 30, 2015 and May 31, 2015.

Table 9: Collateral Pledged or on Deposit

	Requirement/Limit		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	November 30, 2015	May 31, 2015
Collateral trust bonds 1994 indenture	100%	150%	109%	106%
Collateral trust bonds 2007 indenture	100	150	118	108
Farmer Mac	100	150	113	113
Clean Renewable Energy Bonds Series 2009A	100	150	110	117
FFB Notes (1) (2)	100	150	118	112
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

Table 10 summarizes the balance of loans pledged or on deposit for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2015 and May 31, 2015.

Table 10: Unencumbered Loans

(Dollars in thousands)	November 30, 2015	May 31, 2015
Total loans outstanding(1)	$22,663,648	$21,459,220
Less: Total secured debt or debt requiring collateral on deposit	(13,880,377)	(13,386,713)
Excess collateral pledged or on deposit (2)	(2,305,242)	(1,351,255)
Unencumbered loans	$6,478,029	$6,721,252
Unencumbered loans as a percentage of total loans	29%	31%
____________________________
(1)Excludes unamortized deferred loan origination costs of $10 million as of November 30, 2015 and May 31, 2015.
(2) Excludes cash collateral pledged to secure debt. Unless and until there is an event of default, we can withdraw excess collateral as long as there is 100% coverage of the secured debt. If there is an event of default under most of our indentures, we can only withdraw this excess collateral if we substitute cash or permitted investments of equal value.

See “Note 3—Loans and Commitments—Pledging of Loans and Loans on Deposit” for additional information related to collateral.

Equity

Total equity of $894 million as of November 30, 2015 decreased by $18 million from May 31, 2015. The decrease was primarily attributable to the board authorized patronage capital retirement of $39 million, which was partially offset by our net income of $19 million for the six months ended November 30, 2015.

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

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio was 26.77-to-1 as of November 30, 2015, an increase from 25.14-to-1 as of May 31, 2015. The increase in the leverage ratio was due to the increase of $1,023 million in total liabilities and the decrease of $18 million in total equity, partially offset by the decrease of $25 million in total guarantees.

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

The adjusted leverage ratio was 6.84-to-1 and 6.58-to-1 as of November 30, 2015 and May 31, 2015, respectively. The increase in the adjusted leverage ratio was due to the increase of $1,015 million in adjusted liabilities, partially offset by the increase of $27 million in adjusted equity and by the decrease of $25 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 25.69-to-1 as of November 30, 2015, an increase from 24.06-to-1 as of May 31, 2015. The increase in the debt-to-equity ratio is due to the increase of $1,023 million in total liabilities and the decrease of $18 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.53-to-1 as of November 30, 2015, compared with 6.26-to-1 as of May 31, 2015. The increase in the adjusted debt-to-equity ratio was due to the increase of $1,015 million in adjusted liabilities, partially offset by the increase of $27 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

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

Table 11 shows our guarantees outstanding, by guarantee type and by company, as of November 30, 2015 and May 31, 2015.

Table 11: Guarantees Outstanding

(Dollars in thousands)	November 30, 2015	May 31, 2015	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$483,730	$489,520	$(5,790)
Letters of credit	363,441	382,233	(18,792)
Other guarantees	114,079	114,747	(668)
Total	$961,250	$986,500	$(25,250)
Company:
CFC	$920,993	$952,875	$(31,882)
RTFC	1,574	1,574	—
NCSC	38,683	32,051	6,632
Total	$961,250	$986,500	$(25,250)

In addition to the letters of credit listed in the above table, we had master letter of credit facilities in place as of November 30, 2015, under which we may be required to issue up to an additional $85 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of November 30, 2015 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

In addition to the guarantees described above, we were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $489 million as of November 30, 2015. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 11. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2015. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $413 million of these bonds as of November 30, 2015, which is included in long-term tax-exempt bond guarantees in Table 11.

Of our total guarantee amounts, 64% and 56% as of November 30, 2015 and May 31, 2015, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

The decrease in total guarantees during the six months ended November 30, 2015 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $19 million and $20 million respectively, as of November 30, 2015 and May 31, 2015, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt.

Table 12 summarizes our off-balance sheet obligations as of November 30, 2015, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 12: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Guarantees	$961,250	$95,478	$117,785	$215,525	$17,923	$61,210	$453,329

See “Note 10—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of November 30, 2015 and May 31, 2015. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 13: Unadvanced Loan Commitments

(Dollars in thousands)	November 30, 2015	% of Total	May 31, 2015	% of Total
Line of credit commitments:
Not conditional(1)	$2,643,810	19%	$2,764,968	20%
Conditional(2)	6,638,428	47	6,529,159	46
Total line of credit unadvanced commitments	9,282,238	66	9,294,127	66
Total long-term loan unadvanced commitments	4,762,678	34	4,835,623	34
Total	$14,044,916	100%	$14,129,750	100%
____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 13, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,644 million and $2,765 million as of November 30, 2015 and May 31, 2015, respectively. We record a liability for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 14 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of November 30, 2015, and the maturity of available amounts during each of the next five fiscal years and thereafter.

Table 14: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Committed lines of credit	$2,643,810	$61,000	$199,257	$727,065	$854,128	$605,110	$197,250

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

Table 15 summarizes the available balance under unadvanced commitments as of November 30, 2015 and the related maturities by fiscal year and thereafter by loan type:

Table 15: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,282,238	$506,565	$5,261,366	$1,152,930	$1,074,118	$776,995	$510,264
Long-term loans	4,762,678	277,585	1,144,251	784,664	1,061,634	1,006,845	487,699
Total	$14,044,916	$784,150	$6,405,617	$1,937,594	$2,135,752	$1,783,840	$997,963

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

Of our total loans outstanding, 92% were secured and 8% were unsecured as of November 30, 2015. As of May 31, 2015, of our total loans outstanding, 91% were secured and 9% were unsecured. Table 16 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio.

Table 16 : Loan Portfolio Security Profile

	November 30, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$19,726,095	96%	$875,599	4%	$20,601,694
Long-term variable-rate loans	639,626	90	73,329	10	712,955
Loans guaranteed by RUS	176,425	100	—	—	176,425
Line of credit loans	237,042	20	935,532	80	1,172,574
Total loans outstanding(1)	$20,779,188	92	$1,884,460	8	$22,663,648

Company:
CFC	$19,990,006	93%	$1,604,100	7%	$21,594,106
RTFC	347,623	95	17,116	5	364,739
NCSC	441,559	63	263,244	37	704,803
Total loans outstanding(1)	$20,779,188	92	$1,884,460	8	$22,663,648

	May 31, 2015
(Dollars in thousands)	Secured	%	Unsecured	%	Total
Loan type:
Long-term fixed-rate loans	$18,526,068	95%	$1,017,206	5%	$19,543,274
Long-term variable-rate loans	628,115	90	70,380	10	698,495
Loans guaranteed by RUS	179,241	100	—	—	179,241
Line of credit loans	107,781	10	930,429	90	1,038,210
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220

Company:
CFC	$18,635,818	92%	$1,706,172	8%	$20,341,990
RTFC	370,924	96	14,785	4	385,709
NCSC	434,463	59	297,058	41	731,521
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220
____________________________
(1) Excludes deferred loan origination costs of $10 million as of November 30, 2015 and May 31, 2015.

As part of our strategy to manage our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated, and Farmer Mac has approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015, which were reduced by subsequent loan principal payments to $515 million as of November 30, 2015.

Loan Concentration

We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state represented approximately 14% and 15%, respectively, of total loans outstanding as of November 30, 2015 and May 31, 2015.

The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of November 30, 2015 and May 31, 2015. The 20 largest borrowers consisted of 12 distribution systems and 8 power supply systems as of November 30, 2015 and May 31, 2015. Table 17 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of November 30, 2015 and May 31, 2015.

Table 17: Credit Exposure to 20 Largest Borrowers

	November 30, 2015		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,282,738	23%	$5,478,977	24%	$(196,239)
Guarantees	533,459	2	374,189	2	159,270
Total exposure to 20 largest borrowers	$5,816,197	25%	$5,853,166	26%	$(36,969)

By company:
CFC	$5,801,338	25%	$5,837,463	26%	$(36,125)
NCSC	14,859	—	15,703	—	(844)
Total exposure to 20 largest borrowers	$5,816,197	25%	$5,853,166	26%	$(36,969)

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard and doubtful. Internal risk rating and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio. As displayed in “Note 3—Loans and Commitments,” less than 1% of the loans in our portfolio were classified as criticized as of November 30, 2015 and May 31, 2015. Below we provide information on certain additional credit quality indicators, including modified loans classified as troubled debt restructurings (“TDRs”) and nonperforming loans.

Troubled Debt Restructurings

We actively monitor underperforming loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Modified loans in which we grant one or more concessions to a borrower experiencing financial difficulty are accounted for and reported as a TDR. Loans modified in a TDR are generally initially placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a modified loan is current at the modification date, the loan is not placed on nonaccrual status at the time of modification. We had modified loans, all of which met the definition of a TDR, totaling $10 million and $12 million as of November 30, 2015 and May 31, 2015, respectively. Table 18 presents TDR loans as of November 30, 2015 and May 31, 2015. These loans were considered individually impaired as of the end of each period presented.

Table 18: TDR Loans

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
TDR loans:
CFC/Distribution	$6,716	0.03%	$7,221	0.03%
NCSC	—	—	294	—
RTFC	3,515	0.02	4,221	0.02
Total TDR loans	$10,231	0.05%	$11,736	0.05%

TDR loans performance status:
Performing TDR loans	$6,716	0.03%	$11,736	0.05%
Nonperforming TDR loans	3,515	0.02	—	—
Total TDR loans	$10,231	0.05%	$11,736	0.05%

Nonperforming Loans

In addition to nonperforming TDR loans, we also have nonperforming loans that have not been modified and classified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is classified as nonperforming is reversed against earnings.

Table 19 below presents nonperforming loans as of November 30, 2015 and May 31, 2015.

Table 19: Nonperforming Loans

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Nonperforming loans:(1)
RTFC	$10,529	0.05%	$—	—%
Total	$10,529	0.05%	$—	—%
____________________________
(1)Foregone interest on nonperforming loans, including nonperforming TDR loans presented above in Table 18, was less than $1 million for the three and six months ended November 30, 2015 and 2014.

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

Table 20 summarizes activity in the allowance for loan losses for the three and six months ended November 30, 2015 and a comparison of the allowance by company as of November 30, 2015 and May 31, 2015.

Table 20: Allowance for Loan Losses

	Three Months Ended November 30, 2015	Six Months Ended November 30, 2015
Beginning balance	$38,307	$33,690
Provision for loan losses	1,240	5,802
Net recoveries	53	108
Ending balance	$39,600	$39,600
`
	November 30, 2015	May 31, 2015
Allowance for loan losses by company:
CFC	$27,700	$23,716
RTFC	5,918	4,533
NCSC	5,982	5,441
Total	$39,600	$33,690

Allowance coverage ratios:
Percentage of total loans outstanding	0.17%	0.16%
Percentage of total performing TDR loans outstanding	589.64	287.07
Percentage of total nonperforming TDR loans outstanding	1,126.60	—
Percentage of total nonperforming loans outstanding	376.10	—
Percentage of loans on nonaccrual status	281.97	287.07

Our allowance for loan losses increased by $6 million during the six months ended November 30, 2015 to $40 million as of November 30, 2015. The increase reflected an overall increase in loan balances and a slight deterioration in the credit quality and overall credit risk profile of our loan portfolio. Specifically, certain loans experienced negative migration through our internal risk rating process.

We consider a loan to be individually impaired when, based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan. Individually impaired loans are subject to the specific allowance methodology. A loan that has been modified in a TDR is generally considered to be individually impaired until it matures, is repaid, or is otherwise liquidated, regardless of whether the borrower performs under the modified terms. On a quarterly basis, we review all restructured and nonperforming loans, as well as certain additional loans selected based on known facts and circumstances, to evaluate whether the loans are impaired and if there have been changes in the status of previously identified impaired loans. We calculate impairment for loans identified as individually impaired based on the fair value of the underlying collateral securing the loan for collateral-dependent loans or based on the expected future cash flows for loans that are not collateral dependent. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations may change. Our individually impaired loans totaled $21 million and $12 million as of
November 30, 2015 and May 31, 2015, respectively, and the specific allowance related to these loans totaled $4 million and $0.4 million, respectively.

See “Results of Operations—Provision for Loan Losses” and “Note 3—Loans and Commitments” for additional information on our allowance for loan losses. We discuss our allowance methodology in “Note 1—Summary of Significant Accounting Policies” in our 2015 Form 10-K.

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
Our largest single counterparty exposure, based on the outstanding notional amount, represented approximately 17% and 19% of our total outstanding notional amount of derivatives as of November 30, 2015 and May 31, 2015, respectively. Our derivative counterparties had credit ratings ranging from Aa2 to Baa3 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by Standard & Poor’s Ratings Services (“S&P”).

Rating Triggers for Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement.

We regularly evaluate the overall credit worthiness of our counterparties. Table 21 displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Mutual rating trigger if ratings:
Falls below Baa1/BBB+	$5,629,362	$(218,630)	$—	$(218,630)
Falls to or below Baa3/BBB-	1,696,699	(33,362)	—	(33,362)
Falls below Baa3/BBB-	572,011	(26,702)	—	(26,702)
Falls to or below Ba2/BB+(1)	102,009	(335)	—	(335)
Total	$8,000,081	$(279,029)	$—	$(279,029)
____________________________
(1) Rating trigger for counterparty falls to or below Ba2/BB+, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $283 million as of November 30, 2015. There were no interest rate swaps with rating triggers that were in a net asset position as of November 30, 2015. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of November 30, 2015. If a counterparty has a rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all interest rate swaps with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

For additional information about the risks related to our business, see “Item 1A. Risk Factors” in our 2015 Form 10-K.

LIQUIDITY RISK

We face liquidity risk in funding our loan portfolio and refinancing our maturing obligations. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, as well as strategies and tactics to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We manage our rollover risk by maintaining liquidity reserves. Table 22 below presents a comparison of the composition of our liquidity reserves as of November 30, 2015 and May 31, 2015.

Table 22: Liquidity Reserve Access

(Dollars in millions)	November 30, 2015	May 31, 2015
Cash and time deposits	$583	$734
Committed revolving line of credit agreements with banks	3,309	3,419
Committed loan facilities from the FFB	500	750
Revolving note purchase agreement with Farmer Mac dated July 31, 2015	300	—
Revolving note purchase agreement with Farmer Mac dated March 24, 2011(1)	2,428	2,589
Liquidity reserve access	$7,120	$7,492
____________________________
(1)Availability subject to market conditions.

Under the terms of the revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

Under the terms of the revolving note purchase agreement with Farmer Mac dated March 24, 2011, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period would not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

We use our bank revolving lines of credit primarily as backup liquidity for dealer and member commercial paper. As indicated in Table 22 above, we had $3,309 million in available revolving lines of credit with various financial institutions as of November 30, 2015. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Commercial paper, select notes and daily liquidity fund notes, including member investments, scheduled to mature during the next 12 months totaled $3,330 million as of November 30, 2015. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $2,309 million. Dealer commercial paper increased to $1,020 million as of November 30, 2015, from $985 million as of May 31, 2015. We intend to maintain our dealer commercial paper within a range of between $1,000 million and $1,250 million for the foreseeable future.

Long-term debt maturing in the next 12 months and medium-term notes with an original maturity of one year or less totaled $1,515 million as of November 30, 2015. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail under “Off-Balance Sheet Arrangements,” we were the liquidity provider for variable-rate tax-exempt bonds issued for our member cooperatives totaling $489 million as of November 30, 2015. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2015.

We had letters of credit outstanding for the benefit of our members totaling $363 million as of November 30, 2015. This amount includes $76 million of letters of credit that provide liquidity for pollution control bonds. The remaining $287 million represents obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

Below we summarize our expected near-term sources and uses of liquidity and provide a discussion of our primary sources and uses of liquidity. We also provide information on compliance with our debt covenants and collateral pledged.

Projected Near-Term Sources and Uses of Liquidity

Table 23 shows the projected sources and uses of cash by quarter through the quarter ending May 31, 2017. In analyzing our projected liquidity position, we track key items identified in the table below. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of November 30, 2015, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. The other loan repayments and advances in the table primarily include line of credit advances and repayments. Such amounts represent the current best estimate of activity communicated to us by our members and, as such, the amount and timing of these amounts are subject to change. We only include such estimates for the near term. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. As displayed in Table 23, we expect that estimated long-term loan advances over the next six quarters of $2,624 million will exceed expected long-term loan repayments of $1,905 million by $719 million.

Table 23: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayments	Other Loan Repayments	Long-term Debt Issuance	Total Sources of Liquidity	Long-term Loan Advances	Other Loan Advances	Long-term Debt Maturities(3)	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Nov15									$583
Feb16	$415	$137	$370	$922	$647	$69	$290	$1,006	499
May16	303	—	750	1,053	369	6	668	1,043	509
Aug16	302	—	50	352	207	—	154	361	500
Nov16	289	—	400	689	280	—	403	683	506
Feb17	318	—	620	938	561	—	371	932	512
May17	278	—	1,650	1,928	560	—	1,376	1,936	504
Total	$1,905	$137	$3,840	$5,882	$2,624	$75	$3,262	$5,961
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending May 31, 2017.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.
(3)Long-term debt maturities also includes medium-term notes with an original maturity of less than one year.

The information presented above in Table 23 represents our best estimate of our funding requirements and how we expect to manage those requirements through May 31, 2017. We expect that these estimates will change quarterly based on the factors described above.

Primary Sources of Liquidity

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

In October 2015, we issued $350 million of 2.30% collateral trust bonds due 2020 and $400 million of 3.25% collateral trust bonds due 2025.

Commercial paper issued through dealers totaled $1,020 million and represented 5% of total debt outstanding as of November 30, 2015.

Private Debt Issuance

We have access to liquidity from private debt issuances through note purchase agreements with Farmer Mac. Under the terms of our March 2011 note purchase agreement as amended, we can borrow up to $4,500 million at any time from the date of the agreement through January 11, 2020 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. During the six months ended November 30, 2015, we borrowed a total of $180 million under the note purchase agreement with Farmer Mac. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had up to $2,428 million available under this revolving note purchase agreement with Farmer Mac as of November 30, 2015.

On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac totaling $300 million. Under the terms of the new agreement, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the maturity date and other related terms. We had up to $300 million available under this revolving note purchase agreement with Farmer Mac as of November 30, 2015.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. During the quarter ended November 30, 2015, we borrowed $250 million under the Guaranteed Underwriter Program. As of November 30, 2015, we had up to $500 million available under committed loan facilities from the FFB as part of this program, of which a total of $250 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017. On September 28, 2015, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,309 million over the next 12 months.

Member Loan Interest Payments

During the six months ended November 30, 2015, interest income on the loan portfolio was $498 million. For the past three fiscal years, interest income on the loan portfolio has averaged $948 million. As of November 30, 2015, 92% of the total loans outstanding had a fixed rate of interest, and 8% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

Our bank revolving lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. We had $3,420 million commitments under revolving credit agreements as of November 30, 2015 and May 31, 2015. Under our current revolving credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available under the facilities. On November 19, 2015, we amended and restated the $1,665 million three-year and $1,645 million five-year revolving credit agreements to extend the maturity dates to November 19, 2018 and November 19, 2020, respectively, from October 28, 2017 and October 28, 2019, respectively. Commitments of $25 million under the three-year agreement will expire at the prior maturity date of October 28, 2017. Commitments of $45 million under the five-year agreement will expire at the prior maturity date of October 28, 2019. Also, as part of the amendment, the commitments from three banks were increased by $45 million.

Prior to this amendment, NCSC assumed $155 million in commitments from one of the banks, which was reduced to $110 million as part of the amendment on November 19, 2015. Although the total commitment amount under our new revolving credit agreements is unchanged from the previous total of $3,420 million, NCSC’s commitment amount is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC’s financial results are consolidated with CFC. The NCSC assumption of $110 million of commitments under the revolving credit agreements also reduces the total letters of credit from third parties, to $290 million.

Table 24 presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of November 30, 2015 and May 31, 2015.

Table 24: Revolving Credit Agreements(1)

	November 30, 2015			May 31, 2015
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (2)
3-year agreement	$25	$—	$25	$1,720	$—	$1,720	October 28, 2017	7.5 bps
5-year agreement	45	—	45	1,700	1	1,699	October 28, 2019	10 bps
3-year agreement	1,640	—	1,640	—	—	—	November 19, 2018	7.5 bps
5-year agreement	1,600	1	1,599	—	—	—	November 19, 2020	10 bps
Total	$3,310	$1	$3,309	$3,420	$1	$3,419
____________________________
(1) Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.
(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their requirements to draw down on the facilities, including financial ratios. As shown below in Table 28, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of November 30, 2015.

Member Investments

Table 25 shows the components of our member investments included in total debt outstanding as of November 30, 2015 and May 31, 2015.

Table 25: Member Investments

	November 30, 2015		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$759,815	43%	$736,162	43%	$23,653
Select notes	809,298	100	671,635	100	137,663
Daily liquidity fund notes	740,142	100	509,131	100	231,011
Medium-term notes	596,854	17	618,170	18	(21,316)
Members’ subordinated certificates	1,479,562	100	1,505,420	100	(25,858)
Total	$4,385,671		$4,040,518		$345,153

Percentage of total debt outstanding	20%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,205 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

Cash and time deposits totaled $583 million as of November 30, 2015. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total balance of cash and time deposits represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

Cash flows provided by operating activities totaled $96 million for the six months ended November 30, 2015, compared with $103 million for the same prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Primary Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. Unadvanced loan commitments totaled $14,045 million as of November 30, 2015. Of that total, $2,644 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 20% of these $2,644 million committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 80% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $11,401 million of unadvanced loan commitments as of November 30, 2015 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically, we have not experienced significant loan advances from the long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of November 30, 2015.

We currently expect to make long-term loan advances to our members totaling approximately $1,503 million over the next 12 months.

Principal Repayments on Long-Term Debt

Table 26 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of November 30, 2015.

Table 26: Principal Maturity of Long-Term Debt

(Dollars in thousands)	Amount Maturing (1)	Percentage of Total
May 31, 2016	$836,262	4%
May 31, 2017	2,207,304	12
May 31, 2018	1,032,364	6
May 31, 2019	1,843,201	10
May 31, 2020	954,428	5
Thereafter	11,743,751	63
Total	$18,617,310	100%
____________________________
(1)Excludes loan subordinated certificates totaling $116 million that amortize annually based on the outstanding balance of the related loan and $0.3 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Interest Expense on Debt

Interest expense on debt totaled $333 million for the six months ended November 30, 2015. Annual interest expense on debt over the past three fiscal years has averaged $661 million.

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

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Our credit ratings are presented in Table 27.

Table 27: Credit Ratings

November 30, 2015
	Senior Secured Debt	Senior Unsecured Debt	Commercial Paper	Outlook
Moody’s	A1	A2	P-1	Stable
S&P	A	A	A-1	Negative
Fitch	A+	A	F1	Stable

The notes payable to the FFB under the Guaranteed Underwriter Program of $4,644 million as of November 30, 2015 contain a rating trigger provision that pertains to our senior secured credit ratings from Moody’s, S&P and Fitch. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $5,461 million as of November 30, 2015, would be pledged as collateral rather than held on deposit. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital.

In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s, A-1 by S&P and F1 by Fitch.

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the senior unsecured credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. We provide additional information on derivative counterparty rating triggers above under “Credit Risk—Counterparty Credit Risk.”

There have been no changes in our ratings or outlook by Moody’s, S&P or Fitch since November 30, 2015.

Compliance with Debt Covenants

We were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of November 30, 2015. Table 28 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended November 30, 2015 and May 31, 2015.

Table 28: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	November 30, 2015	May 31, 2015

Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.28	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	6.18	5.93
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

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $6,733 million as of November 30, 2015.

The revolving credit agreements limit total investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit as of November 30, 2015.

Table 29 summarizes our required and actual financial ratios, as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets, as of November 30, 2015 and May 31, 2015.

Table 29: Financial Ratios under Indentures

		Actual
	Requirement	November 30, 2015	May 31, 2015
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.90	7.41
____________________________
(1) The ratio calculation includes the adjustments made to the leverage ratio under “Non-GAAP Financial Measures,” with the exception of the adjustments to exclude the non-cash impact of derivative financial instruments and adjustments from total liabilities and total equity.

In addition to the above financial ratio requirements, we are required to pledge or maintain collateral on deposit pursuant to the provisions of certain of our borrowing agreements. We provide information on collateral pledged or on deposit above under “Consolidated Balance Sheet Analysis—Debt—Pledging of Loans and Loans on Deposit.”

MARKET RISK

Market risk is the potential for adverse changes in the value of our assets and liabilities resulting from volatility in market variables such as interest rates and credit spreads. Interest rate risk represents our primary market risk.

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

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year, which is presented in Table 30 below. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter into pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 8% of our total loan portfolio as of November 30, 2015 and May 31, 2015.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 30 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of November 30, 2015.

Table 30: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/16	Two Years 6/1/16 to 5/31/18	Two Years 6/1/18 to 5/31/20	Five Years 6/1/20 to 5/31/25	Ten Years 6/1/25 to 5/31/35	6/1/35 and Thereafter	Total
Asset amortization and repricing	$1,005	$3,902	$2,870	$4,925	$5,476	$2,591	$20,769
Liabilities and members’ equity:
Long-term debt	$880	$3,747	$2,920	$3,921	$3,656	$1,168	$16,292
Subordinated certificates	13	53	42	673	302	756	1,839
Members’ equity (1)	—	—	26	89	348	668	1,131
Total liabilities and members’ equity	$893	$3,800	$2,988	$4,683	$4,306	$2,592	$19,262
Gap (2)	$112	$102	$(118)	$242	$1,170	$(1)	$1,507

Cumulative gap	112	214	96	338	1,508	1,507
Cumulative gap as a % of total assets	0.47%	0.90%	0.40%	1.42%	6.32%	6.32%
Cumulative gap as a % of adjusted total assets(3)	0.47	0.90	0.40	1.42	6.34	6.34
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes non-cash adjustments from the accounting for derivative financial instruments.

(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity displayed in Table 30.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

We had $20,769 million of fixed-rate assets amortizing or repricing as of November 30, 2015. These assets were funded by $16,292 million of fixed-rate liabilities maturing during the next 30 years and $2,970 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $1,507 million reflects the amount of fixed-rate assets that are funded with short-term debt as of November 30, 2015. The gap of $1,507 million represented 6.32% of total assets and 6.34% of total assets excluding derivative assets, or adjusted total assets, as of November 30, 2015.

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

Statements of Operations Non-GAAP Adjustments and Calculation of TIER

Table 31 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 31: Adjusted Financial Measures — Income Statement

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense	$(167,124)	$(158,275)	$(332,824)	$(314,827)
Plus: Derivative cash settlements	(22,573)	(21,764)	(42,729)	(41,865)
Adjusted interest expense	$(189,697)	$(180,039)	$(375,553)	$(356,692)

Net interest income	$89,201	$76,960	$169,617	$157,699
Less: Derivative cash settlements	(22,573)	(21,764)	(42,729)	(41,865)
Adjusted net interest income	$66,628	$55,196	$126,888	$115,834

Net income	$(24,488)	$(35,912)	$18,607	$(15,300)
Less: Derivative forward value	78,611	52,797	70,472	82,574
Adjusted net income	$54,123	$16,885	$89,079	$67,274

TIER Calculation

Table 32 presents our TIER and adjusted TIER for the three and three and six months ended November 30, 2015 and 2014.

Table 32: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
TIER (1)	0.85	0.77	1.06	0.95

Adjusted TIER (2)	1.29	1.09	1.24	1.19
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 33 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives and foreign currency adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics.

Table 33: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	November 30, 2015	May 31, 2015
Total liabilities	$22,957,467	$21,934,273
Less:
Derivative liabilities	(445,537)	(408,382)
Debt used to fund loans guaranteed by RUS	(176,425)	(179,241)
Subordinated deferrable debt	(395,736)	(395,699)
Subordinated certificates	(1,479,562)	(1,505,420)
Adjusted liabilities	$20,460,207	$19,445,531

Total equity	$893,515	$911,786
Less:
Prior year cumulative derivative forward
value and foreign currency adjustments	299,274	185,181
Current year-to-date derivative forward value (gains) losses, net	70,472	114,093
Accumulated other comprehensive income (1)	(4,902)	(5,371)
Plus:
Subordinated certificates	1,479,562	1,505,420
Subordinated deferrable debt	395,736	395,699
Adjusted total equity	$3,133,657	$3,106,808
Guarantees (2)	$961,250	$986,500
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $7 million and $4 million of accumulated other comprehensive income as of November 30, 2015 and May 31, 2015, respectively, related to the unrecognized gains on our investments. It also excludes $4 million of accumulated other comprehensive loss related to foreclosed assets as of November 30, 2015 and May 31, 2015 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 34 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of November 30, 2015 and May 31, 2015.

Table 34: Leverage and Debt-to-Equity Ratios

	November 30, 2015	May 31, 2015
Leverage ratio (1)	26.77	25.14
Adjusted leverage ratio (2)	6.84	6.58
Debt-to-equity ratio (3)	25.69	24.06
Adjusted debt-to-equity ratio (4)	6.53	6.26
____________________________
(1) Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(2) Calculated based on adjusted total liabilities and guarantees at period end divided by adjusted total equity at period end, such calculation is presented in Table 33 above.
(3) Calculated based on total liabilities at period end divided by total equity at period end.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end, such calculation is presented in Table 33 above.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$256,325	$235,235	$502,441	$472,526
Interest expense	(167,124)	(158,275)	(332,824)	(314,827)
Net interest income	89,201	76,960	169,617	157,699
Provision for loan losses	(1,240)	(992)	(5,802)	5,779
Net interest income after provision for loan losses	87,961	75,968	163,815	163,478
Non-interest income:
Fee and other income	7,031	9,872	11,732	14,229
Derivative losses	(101,184)	(74,561)	(113,201)	(124,439)
Results of operations of foreclosed assets	2,054	(28,991)	133	(31,690)
Total non-interest income	(92,099)	(93,680)	(101,336)	(141,900)
Non-interest expense:
Salaries and employee benefits	(10,943)	(10,528)	(22,433)	(21,325)
Other general and administrative expenses	(9,288)	(7,709)	(20,633)	(15,455)
Other	(9)	(4)	(366)	57
Total non-interest expense	(20,240)	(18,241)	(43,432)	(36,723)
Income (loss) before income taxes	(24,378)	(35,953)	19,047	(15,145)
Income tax (expense) benefit	(110)	41	(440)	(155)
Net income (loss)	(24,488)	(35,912)	18,607	(15,300)
Less: Net (income) loss attributable to noncontrolling interests	351	207	581	(4)
Net income (loss) attributable to CFC	$(24,137)	$(35,705)	$19,188	$(15,304)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$(24,488)	$(35,912)	$18,607	$(15,300)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	3,550	902	2,886	3,602
Reclassification of derivative gains to net income	(236)	(242)	(471)	(483)
Defined benefit plan adjustments	44	—	88	—
Other comprehensive income	3,358	660	2,503	3,119
Total comprehensive income (loss)	(21,130)	(35,252)	21,110	(12,181)
Less: Total comprehensive loss attributable to noncontrolling interests	351	209	583	1
Total comprehensive income (loss) attributable to CFC	$(20,779)	$(35,043)	$21,693	$(12,180)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2015	May 31, 2015
Assets:
Cash and cash equivalents	$242,619	$248,836
Restricted cash	6,175	485
Time deposits	340,000	485,000
Investment securities available for sale, at fair value	87,358	84,472
Loans to members	22,673,529	21,469,017
Less: Allowance for loan losses	(39,600)	(33,690)
Loans to members, net	22,633,929	21,435,327
Accrued interest and other receivables	179,844	197,828
Fixed assets, net	111,345	110,540
Debt service reserve funds	25,602	25,602
Foreclosed assets, net	116,939	116,507
Derivative assets	81,687	115,276
Other assets	25,484	26,186
Total assets	$23,850,982	$22,846,059

Liabilities:
Accrued interest payable	$125,419	$123,697
Debt outstanding:
Short-term debt	3,542,802	3,127,754
Long-term debt	16,858,024	16,244,794
Subordinated deferrable debt	395,736	395,699
Members’ subordinated certificates:
Membership subordinated certificates	629,977	645,035
Loan and guarantee subordinated certificates	629,589	640,889
Member capital securities	219,996	219,496
Total members’ subordinated certificates	1,479,562	1,505,420
Total debt outstanding	22,276,124	21,273,667
Deferred income	64,086	75,579
Derivative liabilities	445,537	408,382
Other liabilities	46,301	52,948
Total liabilities	22,957,467	21,934,273

Commitments and contingencies

Equity:
CFC equity:
Retained equity	859,514	880,242
Accumulated other comprehensive income	6,585	4,080
Total CFC equity	866,099	884,322
Noncontrolling interests	27,416	27,464
Total equity	893,515	911,786
Total liabilities and equity	$23,850,982	$22,846,059

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786
Net income	—	—	—	19,188	19,188	—	19,188	(581)	18,607
Other comprehensive income	—	—	—	—	—	2,505	2,505	(2)	2,503
Patronage capital retirement	—	(39,376)	—	—	(39,376)	—	(39,376)	(341)	(39,717)
Other	(540)	—	(429)	429	(540)	—	(540)	876	336
Balance as of November 30, 2015	$2,203	$629,604	$501,302	$(273,595)	$859,514	$6,585	$866,099	$27,416	$893,515

Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net income	—	—	—	(15,304)	(15,304)	—	(15,304)	4	(15,300)
Other comprehensive income	—	—	—	—	—	3,124	3,124	(5)	3,119
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(529)	(1)	1	—	(529)	—	(529)	824	295
Balance as of November 30, 2014	$2,222	$590,677	$485,448	$(193,954)	$884,393	$6,773	$891,166	$27,660	$918,826

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$18,607	$(15,300)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(12,697)	(5,781)
Amortization of debt issuance costs and deferred charges	4,106	3,630
Amortization of discount on long-term debt	4,238	3,605
Amortization of issuance costs for revolving bank lines of credit	2,887	4,213
Depreciation	3,735	2,920
Provision for loan losses	5,802	(5,779)
Results of operations of foreclosed assets	(133)	31,690
Derivative forward value	70,472	82,574
Changes in operating assets and liabilities:
Accrued interest and other receivables	3,051	2,298
Accrued interest payable	1,723	(1,427)
Deferred income	1,203	6,495
Other	(6,993)	(5,818)
Net cash provided by operating activities	96,001	103,320
Cash flows from investing activities:
Advances on loans	(4,345,065)	(4,116,020)
Principal collections on loans	3,140,744	3,809,772
Net investment in fixed assets	(4,662)	(4,565)
Proceeds from foreclosed assets	2,685	7,404
Investments in foreclosed assets	(2,984)	(6,650)
Proceeds from sale of time deposits	145,000	55,000
Investments in equity securities available for sale	—	(25,000)
Change in restricted cash	(5,690)	(1,012)
Net cash used in investing activities	(1,069,972)	(281,071)
Cash flows from financing activities:
Proceeds from issuances of short-term debt, net	437,486	150,891
Proceeds from issuances of short-term debt with original maturity greater than 90 days	313,337	240,662
Repayments of short term-debt with original maturity greater than 90 days	(335,775)	(268,480)
Payments for issuance costs for revolving bank lines of credit	(2,906)	(2,822)
Proceeds from issuance of long-term debt	1,484,044	748,073
Payments for retirement of long-term debt	(879,121)	(431,260)
Proceeds from issuance of members’ subordinated certificates	2,838	54,560
Payments for retirement of members’ subordinated certificates	(13,483)	(101,251)
Payments for retirement of patronage capital	(38,666)	(38,836)
Net cash provided by financing activities	967,754	351,537
Net increase (decrease) in cash and cash equivalents	(6,217)	173,786
Beginning cash and cash equivalents	248,836	338,715
Ending cash and cash equivalents	$242,619	$512,501

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$319,870	$304,806
Cash paid for income taxes	72	81
Non-cash financing and investing activities:
Increase to patronage capital retirement payable	$176	$—
Net decrease in debt service reserve funds/debt service reserve certificates	—	(13,751)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and subsidiaries created and controlled by CFC to hold foreclosed assets. All intercompany balances and transactions have been eliminated. RTFC was established to provide private financing for the rural telecommunications industry. NCSC may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC currently has one entity, Caribbean Asset Holdings, LLC (“CAH”), that holds foreclosed assets. CAH, which is classified as held for sale, is a holding company for various U.S. Virgin Islands, British Virgin Islands and St. Maarten-based telecommunications operating entities that were transferred to CAH as a result of a loan default by a borrower and subsequent bankruptcy proceedings. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Variable Interest Entities

Based on the accounting standards governing consolidations, equity and earnings of RTFC and NCSC are reported as noncontrolling interest.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. As of November 30, 2015, CFC had guaranteed $68 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $72 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not included in Note 10, Guarantees, as the debt and derivatives are reported on the condensed consolidated balance sheets. As of November 30, 2015, CFC guaranteed $2 million of RTFC guarantees with third parties. The maturities for RTFC obligations guaranteed by CFC extend through 2016 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. As of November 30, 2015, RTFC had total assets of $473 million including loans outstanding to members of $365 million, and NCSC had total assets of $716 million including loans outstanding of $705 million. As of November 30, 2015, CFC had committed to lend RTFC up to $4,000 million, of which $345 million was outstanding. As of November 30, 2015, CFC had committed to provide up to $3,000 million of credit to NCSC, of which $750 million was outstanding, representing $682 million of outstanding loans and $68 million of credit enhancements.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest on long-term fixed-rate loans(1)	$243,601	$222,023	$475,803	$444,351
Interest on long-term variable-rate loans	4,822	4,902	9,842	10,262
Interest on line of credit loans	6,386	6,687	12,584	13,629
Interest on restructured loans	130	10	130	10
Interest on nonperforming loans	29	—	29	—
Interest on investments	1,957	1,549	4,582	4,121
Fee income(2)	(600)	64	(529)	153
Total interest income	$256,325	$235,235	$502,441	$472,526
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method. Also includes a small portion of conversion fees, which are intended to cover the administrative costs related to the conversion and are recognized into income immediately at conversion.
(2) Primarily related to amortization of loan origination costs and late payment fees. For the three and six months ended November 30, 2015, it excludes loan upfront and arranger fees, which are not based on interest rates and are included in the fee and other income line of the condensed consolidated statements of operations.

Deferred income on the condensed consolidated balance sheets primarily consists of deferred loan conversion fees, which totaled $60 million and $70 million as of November 30, 2015 and May 31, 2015, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Expense

The following table presents the components of interest expense for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense on debt:(1)(2)(3)
Short-term debt	$3,382	$5,663	$5,924	$8,804
Medium-term notes	20,819	17,707	40,972	34,866
Collateral trust bonds	81,769	77,082	164,600	153,264
Subordinated deferrable debt	4,788	4,803	9,571	9,570
Subordinated certificates	15,097	16,105	30,403	32,851
Long-term notes payable	41,269	36,915	81,354	75,472
Total interest expense	$167,124	$158,275	$332,824	$314,827
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

Recently Issued but Not Yet Adopted Accounting Standards

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for us in the first quarter of fiscal year 2019. We are in the process of evaluating the impact of this update on our financial condition, results of operations or liquidity.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update is effective for us in the first quarter of fiscal year 2017. We do not expect the adoption of the update to have a material impact on our financial condition, results of operations or liquidity.

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

NOTE 2—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which are classified as available for sale, as of November 30, 2015 and May 31, 2015.

	November 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$1,500	$—	$31,500
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	2,050	—	27,050
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,760	—	26,760
Farmer Mac—Class A Common Stock	538	1,510	—	2,048
Total available-for-sale investment securities	$80,538	$6,820	$—	$87,358

	May 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$264	$—	$30,264
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,250	—	26,250
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	900	—	25,900
Farmer Mac—Class A Common Stock	538	1,520	—	2,058
Total available-for-sale investment securities	$80,538	$3,934	$—	$84,472

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We did not have any investment securities in an unrealized loss position as of November 30, 2015 and May 31, 2015. For additional information regarding the unrealized gains (losses) recorded on our available-for-sale investment securities, see “Note 9—Equity—Accumulated Other Comprehensive Income ”.

NOTE 3—LOANS AND COMMITMENTS

The table below presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments, by loan type and member class, as of November 30, 2015 and May 31, 2015.

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$20,601,694	$—	$19,543,274	$—
Long-term variable-rate loans	712,955	4,762,678	698,495	4,835,623
Loans guaranteed by RUS	176,425	—	179,241	—
Line of credit loans	1,172,574	9,282,238	1,038,210	9,294,127
Total loans outstanding (3)	22,663,648	14,044,916	21,459,220	14,129,750
Deferred loan origination costs	9,881	—	9,797	—
Loans to members	$22,673,529	$14,044,916	$21,469,017	$14,129,750

Member class:(2)
CFC:
Distribution	$17,153,380	$9,583,769	$16,095,043	$9,474,568
Power supply	4,380,665	3,224,200	4,181,481	3,273,501
Statewide and associate	60,061	141,025	65,466	127,473
CFC total	21,594,106	12,948,994	20,341,990	12,875,542
RTFC	364,739	281,141	385,709	288,810
NCSC	704,803	814,781	731,521	965,398
Total loans outstanding(3)	$22,663,648	$14,044,916	$21,459,220	$14,129,750
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

Unadvanced Loan Commitments

A total of $2,644 million and $2,765 million of unadvanced commitments as of November 30, 2015 and May 31, 2015, respectively, related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we will be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of November 30, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Committed lines of credit	$2,643,810	$61,000	$199,257	$727,065	$854,128	$605,110	$197,250

The remaining unadvanced commitments totaling $11,401 million and $11,365 million as of November 30, 2015 and May 31, 2015, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

The following table summarizes the available balance under unadvanced commitments as of November 30, 2015 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$9,282,238	$506,565	$5,261,366	$1,152,930	$1,074,118	$776,995	$510,264
Long-term loans	4,762,678	277,585	1,144,251	784,664	1,061,634	1,006,845	487,699
Total	$14,044,916	$784,150	$6,405,617	$1,937,594	$2,135,752	$1,783,840	$997,963

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

We sold CFC loans with outstanding balances totaling $64 million and $14 million, at par for cash, during the six months ended November 30, 2015 and 2014, respectively.

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. Our goal is to provide a balance between the credit needs of our members while also ensuring sound credit quality of our loan portfolio. Payment status and internal risk rating trends are indicators, among others, of the level of credit risk within our loan portfolios. As part of our strategy to reduce our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated, and Farmer Mac has approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015, which were reduced by subsequent loan principal payments to $515 million as of November 30, 2015. We are paying Farmer Mac a monthly fee based on the unpaid principal balance of the loans in the tranche(s) for the commitment to purchase loans under the agreement.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of November 30, 2015 and May 31, 2015.

	November 30, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$17,153,380	$—	$—	$—	$17,153,380	$—
Power supply	4,380,665	—	—	—	4,380,665	—
Statewide and associate	60,061	—	—	—	60,061	—
CFC total	21,594,106	—	—	—	21,594,106	—
RTFC	361,224	—	3,515	3,515	364,739	14,044
NCSC	704,803	—	—	—	704,803	—
Total loans outstanding	$22,660,133	$—	$3,515	$3,515	$22,663,648	$14,044

As a % of total loans	99.98%	—%	0.02%	0.02%	100.00%	0.06%

	May 31, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$16,095,043	$—	$—	$—	$16,095,043	$7,221
Power supply	4,181,481	—	—	—	4,181,481	—
Statewide and associate	65,466	—	—	—	65,466	—
CFC total	20,341,990	—	—	—	20,341,990	7,221
RTFC	385,709	—	—	—	385,709	4,221
NCSC	731,521	—	—	—	731,521	294
Total loans outstanding	$21,459,220	$—	$—	$—	$21,459,220	$11,736

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of November 30, 2015 and May 31, 2015.

	November 30, 2015			May 31, 2015
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$17,121,804	$31,576	$17,153,380	$16,062,516	$32,527	$16,095,043
Power supply	4,380,665	—	4,380,665	4,181,481	—	4,181,481
Statewide and associate	59,801	260	60,061	65,200	266	65,466
CFC total	21,562,270	31,836	21,594,106	20,309,197	32,793	20,341,990
RTFC	350,696	14,043	364,739	373,087	12,622	385,709
NCSC	701,104	3,699	704,803	727,159	4,362	731,521
Total loans outstanding	$22,614,070	$49,578	$22,663,648	$21,409,443	$49,777	$21,459,220

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the six months ended November 30, 2015 and 2014.

	Three Months Ended November 30, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2015	$27,151	$5,552	$5,604	$38,307
Provision for loan losses	496	366	378	1,240
Recoveries	53	—	—	53
Balance as of November 30, 2015	$27,700	$5,918	$5,982	$39,600

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of August 31, 2014	$40,461	$4,288	$4,962	$49,711
Provision for loan losses	670	739	(417)	992
Recoveries	54	—	—	54
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757

	Six Months Ended November 30, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690
Provision for loan losses	3,876	1,385	541	5,802
Recoveries	108	—	—	108
Balance as of November 30, 2015	$27,700	$5,918	$5,982	$39,600

	Six Months Ended November 30, 2014
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(4,522)	745	(2,002)	(5,779)
Recoveries	107	—	—	107
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of November 30, 2015 and May 31, 2015.

	November 30, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$27,700	$2,291	$5,982	$35,973
Individually evaluated	—	3,627	—	3,627
Total ending balance of the allowance	$27,700	$5,918	$5,982	$39,600

Recorded investment in loans:
Collectively evaluated	$21,587,390	$350,695	$704,803	$22,642,888
Individually evaluated	6,716	14,044	—	20,760
Total recorded investment in loans	$21,594,106	$364,739	$704,803	$22,663,648

Loans to members, net (1)	$21,566,406	$358,821	$698,821	$22,624,048

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
____________________________
(1) Excludes deferred origination costs of $10 million as of November 30, 2015 and May 31, 2015.

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of November 30, 2015 and May 31, 2015 are summarized below.

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$6,716	$—	$7,221	$—
NCSC	—	—	294	—
Total	6,716	—	7,515	—

With a specific allowance recorded:
RTFC	14,044	3,627	4,221	395
Total	14,044	3,627	4,221	395
Total impaired loans	$20,760	$3,627	$11,736	$395

The tables below represent the average recorded investment in impaired loans and the interest income recognized, by member class, for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30,
	2015	2014	2015	2014
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$6,716	$7,221	$130	$—
NCSC	—	325	—	10
RTFC	9,746	1,695	29	—
Total impaired loans	$16,462	$9,241	$159	$10

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30,
	2015	2014	2015	2014
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$6,969	$7,403	$130	$—
NCSC	—	344	—	10
RTFC	6,956	1,695	29	—
Total impaired loans	$13,925	$9,442	$159	$10

Troubled Debt Restructured (“TDR”) and Nonperforming Loans

The table below summarizes modified loans accounted for and reported as TDRs and nonperforming, the performance status of the loan, and the related unadvanced commitments, by loan type and by company, as of November 30, 2015 and May 31, 2015.

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
TDR loans:
Nonperforming TDR loans:
RTFC:
Long-term variable-rate loans	$3,515	$—	$—	$—
Total nonperforming TDR loans	3,515	—	—	—

Performing TDR loans:
CFC:
Long-term fixed-rate loans(2)	6,716	—	7,221	—
NCSC:
Line of credit loans	—	—	294	—
RTFC:
Long-term variable-rate loans	—	—	4,221	—
Total performing TDR loans	6,716	—	11,736	—
Total TDR loans	$10,231	$—	$11,736	$—
Percent of total loans outstanding	0.05%	—%	0.05%	—%

Nonperforming loans:
RTFC:
Long-term fixed-rate loans	$8,559	$—	$—	$—
Line of credit loans	1,970	—	—	—
Total nonperforming loans	$10,529	$—	$—	$—
Percent of total loans outstanding	0.05%	—%	—%	—%
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) A borrower in this category also had a line of credit loan outstanding that was classified as performing as of November 30, 2015 and May 31, 2015. Unadvanced commitments related to this line of credit loan totaled $3 million and $2 million as of November 30, 2015 and May 31, 2015, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Nonperforming loans	$12	$25	$12	$51
Performing TDR loans	—	127	166	264
Nonperforming TDR loans	33	—	46	—
Total	$45	$152	$224	$315

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding as of November 30, 2015 and May 31, 2015, See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”) for information on our borrowings.

(Dollars in thousands)	November 30, 2015	May 31, 2015
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$7,335,182	$6,551,836
RUS guaranteed loans qualifying as permitted investments	154,215	156,665
Total pledged collateral	$7,489,397	$6,708,501
Collateral trust bonds outstanding	6,347,711	6,197,711

1994 indenture:
Distribution system mortgage notes	$873,976	$905,656
Collateral trust bonds outstanding	800,000	855,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,343,470	$2,160,805
Notes payable outstanding	2,072,040	1,910,688

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$18,150	$19,260
Cash	1,488	485
Total pledged collateral	$19,638	$19,745
Notes payable outstanding	16,529	16,529

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of November 30, 2015 and May 31, 2015.

(Dollars in thousands)	November 30, 2015	May 31, 2015
FFB:
Distribution and power supply system mortgage notes on deposit	$5,460,626	$4,943,746
Notes payable outstanding	4,644,097	4,406,785

NOTE 4—FORECLOSED ASSETS

CAH is the only entity in which we held foreclosed assets as of November 30, 2015. CAH had total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets of $167 million as of November 30, 2015. CAH had total liabilities of $242 million as of November 30, 2015 and an equity deficit of $75 million. CAH’s total liabilities included loans and interest payable to CFC, which have been eliminated in consolidation, of $188 million as of November 30, 2015.

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

Foreclosed Asset Activity

The table below summarizes amounts recorded in our consolidated financial statements for CAH as of and for the six months ended November 30, 2015. The balance of $117 million as of November 30, 2015 reflects the expected net proceeds, including estimated adjustments to the selling price and selling costs, from the completion of the CAH sales transaction.

Six Months Ended November 30, 2015
(Dollars in thousands)
Balance as of May 31, 2015	$116,507
Change in estimated net proceeds(1)	432
Balance as of November 30, 2015	$116,939
____________________________
(1)Included as a component of results of foreclosed assets on our consolidated statements of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of November 30, 2015 and May 31, 2015.

(Dollars in thousands)	November 30, 2015	May 31, 2015
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$1,020,287	$984,954
Commercial paper sold directly to members, at par (1)(2)	759,815	736,162
Select notes	809,298	671,635
Daily liquidity fund notes	740,142	509,131
Medium-term notes sold to members	213,260	225,872
Total short-term debt	$3,542,802	$3,127,754
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.
(2) Includes commercial paper sold directly to associates and affiliates.

Revolving Credit Agreements

We had $3,420 million of commitments under revolving credit agreements as of November 30, 2015 and May 31, 2015.
Under our current revolving credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available under the facilities. On November 19, 2015, we amended and restated the $1,665 million three-year and $1,645 million five-year revolving credit agreements to extend the maturity dates to November 19, 2018 and November 19, 2020, respectively, from October 28, 2017 and October 28, 2019, respectively. Commitments of $25 million under the three-year agreement will expire at the prior maturity date of October 28, 2017. Commitments of $45 million under the five-year agreement will expire at the prior maturity date of October 28, 2019. Also, as part of the amendment, the commitments from three banks were increased by $45 million.

Prior to this amendment, NCSC assumed $155 million in commitments from one of the banks, which was reduced to $110 million as part of the amendment on November 19, 2015. Although the total commitment amount under our new revolving credit agreements is unchanged from the previous total of $3,420 million, NCSC’s commitment amount is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC's financial results are consolidated with CFC. The NCSC assumption of $110 million of commitments under the revolving credit agreements also reduces the total letters of credit from third parties, to $290 million.

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of November 30, 2015 and May 31, 2015.

	November 30, 2015			May 31, 2015
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Maturity	Annual Facility Fee (2)
Three-year agreement	$25	$—	$25	$1,720	$—	$1,720	October 28, 2017	7.5 bps
Five-year agreement	45	—	45	1,700	1	1,699	October 28, 2019	10 bps
Three-year agreement	1,640	—	1,640	—	—	—	November 19, 2018	7.5 bps
Five-year agreement	1,600	1	1,599	—	—	—	November 19, 2020	10 bps
Total	$3,310	$1	$3,309	$3,420	$1	$3,419
____________________________
(1)Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements as of November 30, 2015 and May 31, 2015.

		Actual
	Requirement	November 30, 2015	May 31, 2015
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.28	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30
Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.18	5.93
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

We were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements as of November 30, 2015 and May 31, 2015

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of November 30, 2015 and May 31, 2015.

(Dollars in thousands)	November 30, 2015	May 31, 2015
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,878,577	$2,749,894
Medium-term notes sold to members	383,594	392,298
Subtotal medium-term notes	3,262,171	3,142,192
Unamortized discount	(622)	(706)
Debt issuance costs	(16,572)	(15,335)
Total unsecured medium-term notes	3,244,977	3,126,151
Guaranteed Underwriter Program notes payable	4,644,097	4,406,785
Debt issuance costs	(307)	(320)
Total Guaranteed Underwriter Program notes payable	4,643,790	4,406,465
Other unsecured notes payable	31,167	31,168
Unamortized discount	(557)	(626)
Debt issuance costs	(138)	(155)
Total other unsecured notes payable	30,472	30,387
Total unsecured notes payable	4,674,262	4,436,852
Total unsecured long-term debt	7,919,239	7,563,003
Secured long-term debt:
Collateral trust bonds	7,147,711	7,052,711
Unamortized discount	(268,775)	(271,201)
Debt issuance costs	(28,276)	(26,443)
Total collateral trust bonds	6,850,660	6,755,067
Farmer Mac notes payable	2,072,040	1,910,688
Other secured notes payable	16,529	16,529
Debt issuance costs	(444)	(493)
Total other secured notes payable	16,085	16,036
Total secured notes payable	2,088,125	1,926,724
Total secured long-term debt	8,938,785	8,681,791
Total long-term debt	$16,858,024	$16,244,794

Collateral Trust Bonds

In October 2015, we issued $350 million of 2.30% collateral trust bonds due 2020 and $400 million of 3.25% collateral trust bonds due 2025.

Unsecured Notes Payable
As of November 30, 2015 and May 31, 2015, we had unsecured notes payable totaling $4,644 million and $4,407 million, respectively, outstanding under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of November 30, 2015, $4,644 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the six months ended November 30, 2015, we borrowed $250 million under the Guaranteed Underwriter Program.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of November 30, 2015, we had up to $500 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program. On September 28, 2015, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing.

Secured Notes Payable

As of November 30, 2015 and May 31, 2015, secured notes payable include $2,072 million and $1,911 million, respectively, in debt outstanding to Farmer Mac under a note purchase agreement totaling $4,500 million. Under the terms of the note purchase agreement, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period would not be extended beyond the remaining term. During the six months ended November 30, 2015, we borrowed a total of $180 million under the note purchase agreement with Farmer Mac. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

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

As of November 30, 2015 and May 31, 2015, we were in compliance with all covenants and conditions under our senior debt indentures.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

As of both November 30, 2015 and May 31, 2015, we had $396 million of 4.75% subordinated deferrable debt outstanding due in 2043. The outstanding balance is presented net of $4 million in unamortized debt issuance costs for both periods. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of November 30, 2015 and May 31, 2015.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of November 30, 2015 and May 31, 2015. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	November 30, 2015			May 31, 2015
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,215,910	3.06%	0.34%	$5,776,533	3.15%	0.28%
Receive-fixed swaps	3,799,000	0.82	2.98	3,849,000	0.79	3.09
Total interest rate swaps	$10,014,910	2.21	1.34	$9,625,533	2.21	1.40

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of November 30, 2015 and May 31, 2015.

	November 30, 2015		May 31, 2015
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Fair Value
Derivative assets	$81,687	$2,694,338	$115,276	$3,448,615
Derivative liabilities	(445,537)	7,320,572	(408,382)	6,176,918
Total	$(363,850)	$10,014,910	$(293,106)	$9,625,533

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of November 30, 2015 and May 31, 2015, and provides information on the impact of netting provisions and collateral pledged.

	November 30, 2015
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$81,687	$—	$81,687	$81,687	$—	$—
Derivative liabilities:
Interest rate swaps	445,537	—	445,537	81,687	—	363,850

	May 31, 2015
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$115,276	$—	$115,276	$115,276	$—	$—
Derivative liabilities:
Interest rate swaps	408,382	—	408,382	115,276	—	293,106

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2015	2014	2015	2014
Derivative cash settlements	$(22,573)	$(21,764)	$(42,729)	$(41,865)
Derivative forward value	(78,611)	(52,797)	(70,472)	(82,574)
Derivative losses	$(101,184)	$(74,561)	$(113,201)	$(124,439)

Credit-Risk-Related Contingent Features in Derivatives

The majority of our interest rate swap agreements have credit risk-related contingent features referred to as rating triggers. Under these rating triggers, if the credit rating for either counterparty falls to the level specified in the agreement, the other counterparty may, but is not obligated to, terminate the agreement. Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of November 30, 2015. Moody’s had our ratings on stable outlook as of November 30, 2015, while S&P had our ratings on negative outlook as of November 30, 2015.

The table below displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2015 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty's unsecured credit ratings to or below Baa1/BBB+, Baa3/BBB- or Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payment Required by CFC	Payment Due to CFC	Net (Payable) Due
Impact of mutual rating downgrade trigger:
Falls below Baa1/BBB+	$5,629,362	$(218,630)	$—	$(218,630)
Falls to or below Baa3/BBB-	1,696,699	(33,362)	—	(33,362)
Falls below Baa3/BBB-	572,011	(26,702)	—	(26,702)
Falls to or below Ba2/BB+(1)	102,009	(335)	—	(335)
Total	$8,000,081	$(279,029)	$—	$(279,029)
____________________________
(1) Rating trigger for counterparty falls to or below Ba2/BB+, while rating trigger for CFC falls to or below Baa2/BBB by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $283 million as of November 30, 2015. There were no interest rate swaps with rating triggers that were in a net asset position as of November 30, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—EQUITY

Total equity decreased by $18 million during the six months ended November 30, 2015 to $894 million as of November 30, 2015. The decrease in total equity was primarily attributable to our net income of $19 million for the period, which was partially offset by patronage capital retirement of $39 million.

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

Accumulated Other Comprehensive Income

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the three and six months ended November 30, 2015 and 2014.

	Three Months Ended November 30, 2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,270	$5,137	$(4,248)	$(933)	$3,226
Unrealized gains	3,550	—	—	—	3,550
Losses reclassified into earnings	—	—	—	44	44
Gains reclassified into earnings	—	(235)	—	—	(235)
Other comprehensive income	3,550	(235)	—	44	3,359
Ending balance	$6,820	$4,902	$(4,248)	$(889)	$6,585

	Three Months Ended November 30, 2014
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Total
Beginning balance	$2,339	$6,082	$(2,310)	$6,111
Unrealized gains	902	—	—	902
Gains reclassified into earnings	—	(240)	—	(240)
Other comprehensive income	902	(240)	—	662
Ending balance	$3,241	$5,842	$(2,310)	$6,773

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,934	$5,371	$(4,248)	$(977)	$4,080
Unrealized gains	2,886	—	—	—	2,886
Losses reclassified into earnings	—	—	—	88	88
Gains reclassified into earnings	—	(469)	—	—	(469)
Other comprehensive income	2,886	(469)	—	88	2,505
Ending balance	$6,820	$4,902	$(4,248)	$(889)	$6,585

	Six Months Ended November 30, 2014
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Total
Beginning balance	$(361)	$6,320	$(2,310)	$3,649
Unrealized gains	3,602	—	—	3,602
Gains reclassified into earnings	—	(478)	—	(478)
Other comprehensive income	3,602	(478)	—	3,124
Ending balance	$3,241	$5,842	$(2,310)	$6,773

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of November 30, 2015 and May 31, 2015.

(Dollars in thousands)	November 30, 2015	May 31, 2015
Total by type:
Long-term tax-exempt bonds	$483,730	$489,520
Letters of credit	363,441	382,233
Other guarantees	114,079	114,747
Total	$961,250	$986,500

Total by member class:
CFC:
Distribution	$156,276	$172,104
Power supply	747,669	763,746
Statewide and associate	17,048	17,025
CFC total	920,993	952,875
RTFC	1,574	1,574
NCSC	38,683	32,051
Total	$961,250	$986,500

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of November 30, 2015, our maximum potential exposure for the $70 million of fixed-rate tax-exempt bonds is $100 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $413 million and $418 million as of November 30, 2015 and May 31, 2015, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by mortgage liens on all of the systems' assets and future revenue. If a system's debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $134 million is secured as of November 30, 2015. As of November 30, 2015 and May 31, 2015, the letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2015, we may be required to issue up to an additional $85 million in letters of credit to third parties for the benefit of our members. As of November 30, 2015, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of November 30, 2015 and May 31, 2015, we had $343 million and $434 million of guarantees, respectively, representing 36% and 44%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of November 30, 2015, we were the liquidity provider for a total of $489 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the six months ended November 30, 2015, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of November 30, 2015 and May 31, 2015, we recorded a guarantee liability of $19 million and $20 million respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations associated with our members’ debt. The contingent guarantee liability as of November 30, 2015 and May 31, 2015 was $1 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $18 million and $19 million as of November 30, 2015 and May 31, 2015, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

Recurring Fair Value Measurements

The table below presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of November 30, 2015 and May 31, 2015, and the classification level of the fair value methodology within the fair value measurement hierarchy.

	November 30, 2015			May 31, 2015
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities, available for sale	$87,358	$—	$87,358	$84,472	$—	$84,472
Deferred compensation investments	4,401	—	4,401	4,294	—	4,294
Derivative assets	—	81,687	81,687	—	115,276	115,276
Derivative liabilities	—	445,537	445,537	—	408,382	408,382

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the six months ended November 30, 2015 and 2014.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring Fair Value

The table below presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of November 30, 2015 and May 31, 2015, and unrealized losses for the three and six months ended November 30, 2015 and 2014.

	Level 3 Fair Value		Unrealized Losses Three Months Ended November 30,		Unrealized Losses Six Months Ended November 30,
(Dollars in thousands)	November 30, 2015	May 31, 2015	2015	2014	2015	2014
Impaired loans, net of specific reserves	$10,417	$—	$(1,190)	$(724)	$(2,011)	$(950)

Significant Unobservable Level 3 Inputs

Impaired Loans

We utilize the fair value of the collateral underlying the loan or the estimated cash flows to determine the fair value and specific allowance for impaired loans. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the impaired loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value for the specific impaired loans is a multiple of earnings before interest, taxes, depreciation and amortization of 4.0x. The significant unobservable inputs for estimating the fair value of impaired collateral-dependent loans are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any adjustments to our consolidated financial statements and disclosures.

Because of the limited amount of impaired loans as of November 30, 2015 and May 31, 2015, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value, and the classification level within the fair value measurement hierarchy, of our financial instruments as of November 30, 2015 and May 31, 2015.

	November 30, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$242,619	$242,619	$242,619	$—	$—
Restricted cash	6,175	6,175	6,175	—	—
Time deposits	340,000	340,000	—	340,000	—
Investment securities, available for sale	87,358	87,358	87,358	—	—
Deferred compensation investments	4,401	4,401	4,401	—	—
Loans to members, net	22,633,929	22,529,568	—	—	22,529,568
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative assets	81,687	81,687	—	81,687	—

Liabilities:
Short-term debt	3,542,802	3,542,517	1,760,494	1,782,023	—
Long-term debt	16,858,024	17,760,009	—	10,929,779	6,830,230
Guarantee liability	18,747	21,188	—	—	21,188
Derivative liabilities	445,537	445,537	—	445,537	—
Subordinated deferrable debt	395,736	397,124	—	397,124	—
Members’ subordinated certificates	1,479,562	1,479,586	—	—	1,479,586

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,836	$248,836	$248,836	$—	$—
Restricted cash	485	485	485	—	—
Time deposits	485,000	485,000	—	485,000	—
Investment securities, available for sale	84,472	84,472	84,472	—	—
Deferred compensation investments	4,294	4,294	4,294	—	—
Loans to members, net	21,435,327	21,961,048	—	—	21,961,048
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	115,276	115,276	—	115,276	—

Liabilities:
Short-term debt	3,127,754	3,127,541	1,494,131	1,633,410	—
Long-term debt	16,244,794	17,356,223	—	10,878,302	6,477,921
Guarantee liability	19,917	22,545	—	—	22,545
Derivative instruments	408,382	408,382	—	408,382	—
Subordinated deferrable debt	395,699	406,000	—	406,000	—
Members’ subordinated certificates	1,505,420	1,505,444	—	—	1,505,444

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three and six months ended November 30, 2015 and 2014, and assets attributable to each segment as of November 30, 2015 and 2014.

	Three Months Ended November 30, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$253,625	$11,476	$(8,776)	$256,325
Interest expense	(166,807)	(9,093)	8,776	(167,124)
Net interest income	86,818	2,383	—	89,201
Provision for loan losses	(1,240)	—	—	(1,240)
Net interest income after provision for loan losses	85,578	2,383	—	87,961
Non-interest income:
Fee and other income	6,080	2,096	(1,145)	7,031
Derivative losses	(99,963)	(1,221)	—	(101,184)
Results of operations of foreclosed assets	2,054	—	—	2,054
Total non-interest income	(91,829)	875	(1,145)	(92,099)
Non-interest expense:
General and administrative expenses	(17,877)	(2,609)	255	(20,231)
Other	(9)	(890)	890	(9)
Total non-interest expense	(17,886)	(3,499)	1,145	(20,240)
Loss before income taxes	(24,137)	(241)	—	(24,378)
Income tax expense	—	(110)	—	(110)
Net loss	$(24,137)	$(351)	$—	$(24,488)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$232,168	$11,328	$(8,261)	$235,235
Interest expense	(157,918)	(8,618)	8,261	(158,275)
Net interest income	74,250	2,710	—	76,960
Provision for loan losses	(992)	—	—	(992)
Net interest income after provision for loan losses	73,258	2,710	—	75,968
Non-interest income:
Fee and other income	9,646	1,369	(1,143)	9,872
Derivative losses	(73,061)	(1,500)	—	(74,561)
Results of operations from foreclosed assets	(28,991)	—	—	(28,991)
Total non-interest income	(92,406)	(131)	(1,143)	(93,680)
Non-interest expense:
General and administrative expenses	(16,553)	(1,940)	256	(18,237)
Other	(4)	(887)	887	(4)
Total non-interest expense	(16,557)	(2,827)	1,143	(18,241)
Loss before income taxes	(35,705)	(248)	—	(35,953)
Income tax benefit	—	41	—	41
Net loss	$(35,705)	$(207)	$—	$(35,912)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$496,676	$23,326	$(17,561)	$502,441
Interest expense	(332,189)	(18,196)	17,561	(332,824)
Net interest income	164,487	5,130	—	169,617
Provision for loan losses	(5,802)	—	—	(5,802)
Net interest income after provision for loan losses	158,685	5,130	—	163,815
Non-interest income:
Fee and other income	10,679	2,914	(1,861)	11,732
Derivative losses	(111,790)	(1,411)	—	(113,201)
Results of operations of foreclosed assets	133	—	—	133
Total non-interest income	(100,978)	1,503	(1,861)	(101,336)
Non-interest expense:
General and administrative expenses	(38,153)	(5,421)	508	(43,066)
Other	(366)	(1,353)	1,353	(366)
Total non-interest expense	(38,519)	(6,774)	1,861	(43,432)
Income (loss) before income taxes	19,188	(141)	—	19,047
Income tax expense	—	(440)	—	(440)
Net income (loss)	$19,188	$(581)	$—	$18,607

	November 30, 2015
Assets:
Total loans outstanding	$22,621,617	$1,069,542	$(1,027,511)	$22,663,648
Deferred loan origination costs	9,881	—	—	9,881
Less: Allowance for loan losses	(39,600)	—	—	(39,600)
Loans to members, net	22,591,898	1,069,542	(1,027,511)	22,633,929
Other assets	1,203,916	119,388	(106,251)	1,217,053
Total assets	$23,795,814	$1,188,930	$(1,133,762)	$23,850,982

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2014
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$466,308	$23,135	$(16,917)	$472,526
Interest expense	(314,146)	(17,598)	16,917	(314,827)
Net interest income	152,162	5,537	—	157,699
Provision for loan losses	5,779	—	—	5,779
Net interest income after provision for loan losses	157,941	5,537	—	163,478
Non-interest income:
Fee and other income	13,872	1,731	(1,374)	14,229
Derivative losses	(122,232)	(2,207)	—	(124,439)
Results of operations from foreclosed assets	(31,690)	—	—	(31,690)
Total non-interest income	(140,050)	(476)	(1,374)	(141,900)
Non-interest expense:
General and administrative expenses	(33,252)	(4,015)	487	(36,780)
Other	57	(887)	887	57
Total non-interest expense	(33,195)	(4,902)	1,374	(36,723)
Income (loss) before income taxes	(15,304)	159	—	(15,145)
Income tax expense	—	(155)	—	(155)
Net income (loss)	$(15,304)	$4	$—	$(15,300)

	November 30, 2014
Assets:
Total loans outstanding	$20,739,565	$1,098,127	$(1,064,412)	$20,773,280
Deferred loan origination costs	9,706	—	—	9,706
Less: Allowance for loan losses	(50,757)	—	—	(50,757)
Loans to members, net	20,698,514	1,098,127	(1,064,412)	20,732,229
Other assets	1,818,603	137,686	(115,415)	1,840,874
Total assets	$22,517,117	$1,235,813	$(1,179,827)	$22,573,103

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivatives.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue (“BIR”) alleging that RTFC owes tax or other amounts, plus interest, in connection with tax years 1996 and 1997, and 1999 through 2005. On September 4, 2015, RTFC filed a petition with the District Court of the Virgin Islands in response to the BIR's notice of deficiency. The BIR filed an answer to RTFC's petition with the District Court of the Virgin Islands on December 11, 2015. RTFC believes that these allegations are without merit and will continue to contest this determination.

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

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2018.
10.2*	—	Amended and Restated Revolving Credit Agreement dated November 19, 2015 maturing on November 19, 2020.
12*	—	Computation of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: January 13, 2016

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)