Form 10-Q
period 2016-02-29
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2016-04-04
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
OR

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

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	9
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	12
4	Derivative Average Notional Balances and Average Interest Rates	14
5	Derivative Gains (Losses)	15
6	Loans Outstanding by Type and Member Class	18
7	Historical Retention Rate and Repricing Selection	18
8	Total Debt Outstanding	19
9	Collateral Pledged or on Deposit	20
10	Unencumbered Loans	21
11	Guarantees Outstanding	22
12	Maturities of Guarantee Obligations	23
13	Unadvanced Loan Commitments	23
14	Notional Maturities of Unconditional Committed Lines of Credit	24
15	Notional Maturities of Unadvanced Loan Commitments	24
16	Loan Portfolio Security Profile	26
17	Credit Exposure to 20 Largest Borrowers	27
18	TDR Loans	28
19	Nonperforming Loans	28
20	Allowance for Loan Losses	29
21	Rating Triggers for Derivatives	30
22	Available Liquidity Reserve Access	31
23	Projected Sources and Uses of Liquidity	32
24	Revolving Credit Agreements	34
25	Member Investments	35
26	Principal Maturity of Long-Term Debt	36
27	Credit Ratings	37
28	Financial Ratios under Revolving Credit Agreements	37
29	Financial Ratios under Indentures	38
30	Interest Rate Gap Analysis	39
31	Adjusted Financial Measures — Income Statement	40
32	TIER and Adjusted TIER	41
33	Adjusted Financial Measures — Balance Sheet	41
34	Leverage and Debt-to-Equity Ratios	42

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three and nine months ended February 29, 2016 and February 28, 2015, and as of February 29, 2016 and May 31, 2015. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our key non-GAAP metrics consist of adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by the RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures. We believe our adjusted non-GAAP metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics.

Table 1: Summary of Selected Financial Data

	Three Months Ended				Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	Change		February 29, 2016	February 28, 2015	Change
Statement of operations
Interest income	$253,633	$238,740	6%		$756,074	$711,266	6%
Interest expense	(171,189)	(156,850)	9		(504,013)	(471,677)	7
Net interest income	82,444	81,890	1		252,061	239,589	5
Provision for loan losses	1,735	(2,304)	(175)		(4,067)	3,475	(217)
Fee and other income	5,604	5,020	12		17,336	19,249	(10)
Derivative losses(1)	(243,036)	(98,770)	146		(356,237)	(223,209)	60
Results of operations of foreclosed assets	1,472	(1,369)	(208)		1,605	(33,059)	(105)
Operating expenses(2)	(22,352)	(18,008)	24		(65,418)	(54,788)	19
Other non-interest expense	(842)	(710)	19		(1,208)	(653)	85
Loss before income taxes	(174,975)	(34,251)	411		(155,928)	(49,396)	216
Income tax benefit (expense)	593	55	978		153	(100)	(253)
Net loss	$(174,382)	$(34,196)	410%		$(155,775)	$(49,496)	215%

Adjusted statement of operations
Adjusted interest expense(3)	$(193,745)	$(178,362)	9%		$(569,298)	$(535,054)	6%
Adjusted net interest income(3)	59,888	60,378	(1)		186,776	176,212	6
Adjusted net income(3)	46,098	43,062	7		135,177	110,336	23

Ratios
Fixed-charge coverage ratio/TIER (4)	(0.02)	0.78	(80	) bps	0.69	0.90	(21	) bps
Adjusted TIER(3)	1.24	1.24	—		1.24	1.21	3

					February 29, 2016	May 31, 2015	Change
Balance sheet
Cash, investments and time deposits					$724,085	$818,308	(12)%
Loans to members(5)					23,144,099	21,469,017	8
Allowance for loan losses					(37,918)	(33,690)	13
Loans to members, net					23,106,181	21,435,327	8
Total assets(6)					24,393,025	22,846,059	7
Short-term borrowings					3,309,020	3,127,754	6
Long-term debt					17,527,497	16,244,794	8
Subordinated deferrable debt					395,754	395,699	—
Members’ subordinated certificates					1,444,515	1,505,420	(4)
Total debt outstanding(6)(7)					22,676,786	21,273,667	7
Total liabilities(6)					23,676,529	21,934,273	8
Total equity					716,496	911,786	(21)
Guarantees (8)					915,359	986,500	(7)

Ratios
Leverage ratio(9)					34.32	25.14	918	bps
Adjusted leverage ratio(3)					6.97	6.58	39
Debt-to-equity ratio(10)					33.04	24.06	898
Adjusted debt-to-equity ratio(3)					6.67	6.26	41

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
(2)Consists of the salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of operations.
(3)See “Non-GAAP Financial Measures” for details on the calculation of these adjusted non-GAAP ratios and the reconciliation to the most comparable GAAP measures.
(4)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods.
(5)Loans to members consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $10 million as of both February 29, 2016 and May 31, 2015.
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
(7)Total debt includes debt issuance costs, which were previously classified as an asset on our consolidated balance sheets, of $53 million and $47 million as of February 29, 2016 and May 31, 2015, respectively.
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

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to achieve and maintain an adjusted debt-to-equity ratio below 6.00-to-1.

We expect volatility in our reported GAAP results from period to period due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under GAAP. Our financial assets and liabilities expose us to interest-rate risk. We use derivatives, primarily interest rate swaps, as part of our strategy in managing this risk. Our derivatives are intended to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under GAAP to carry derivatives at fair value on our consolidated balance sheet; however, our other financial assets and liabilities are carried at amortized cost. Changes in interest rates and spreads result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting. As a result, the mark-to-market changes in our derivatives are recorded in earnings. Based on the composition of our derivatives, we generally record derivative losses in earnings when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on future changes in market conditions and the terms of our derivative instruments. As such, management uses our adjusted non-GAAP results, which includes realized net periodic derivative settlements but excludes the impact of unrealized derivative forward fair value gains and losses, to evaluate our core operating performance. Because derivative forward fair value gains and losses do not impact our cash flows, liquidity or ability to service our debt costs, our financial debt covenants are also based on our adjusted non-GAAP results.

Financial Performance

Reported Results

We reported a net loss of $174 million, driven by derivative losses that totaled $243 million, for the quarter ended February 29, 2016 (“current quarter”). As a result, our results for the quarter provided no TIER coverage. The derivative losses were attributable to changes in interest rates and the shape of the yield curve during the quarter as longer-term interest rates decreased and the yield curve flattened. In comparison, we reported a net loss of $34 million, which was driven by derivative losses that totaled $99 million, and TIER of 0.78 for the same prior-year quarter. The significant increase in derivative losses in the current quarter over the same prior-year quarter more than offset the favorable impact of an increase in net interest income, which was driven by an increase in average total loans of $1,920 million, or 9%, from the same prior-year quarter.

We reported a net loss of $156 million, driven by derivatives losses that totaled $356 million, and a TIER of 0.69 for the nine months ended February 29, 2016. In comparison, we had a reported net loss of $49 million, which included derivative losses of $223 million, and a TIER of 0.90 for the nine months ended February 28, 2015. Similar to the current quarter, the increased derivative losses for the nine months ended February 29, 2016 more than offset the favorable impact of an increase in net interest income, driven by an increase in average total loans of $1,646 million, or 8%, from the same prior-year period and the absence of the CAH impairment charge of $27 million recorded in the same prior-year period. Our debt-to-equity ratio increased to 33.04-to-1 as of February 29, 2016, from 24.06-to-1 as of May 31, 2015, largely due to our reported net loss for the period.

Adjusted Non-GAAP Results

Our adjusted net income totaled $46 million and $43 million for the current quarter and same prior-year quarter, respectively, and our adjusted TIER was 1.24 for each period. The increase in adjusted net income was attributable to the combined impact of a favorable shift in the provision for loan losses and results from foreclosed assets, which were partially offset by an increase in operating expenses.

Our adjusted net income was $135 million and $110 million for the nine months ended February 29, 2016 and February 28, 2015, respectively, and our adjusted TIER was 1.24 and 1.21, respectively, for the same prior-year period. The increase in adjusted net income was primarily driven by an increase in adjusted net interest income resulting from the growth in average total loan balances during the nine months ended February 29, 2016, as noted above, and the absence of the CAH impairment charge of $27 million recorded in the second quarter of 2015. Our adjusted debt-to-equity ratio increased to 6.67-to-1 as of February 29, 2016 from 6.26-to-1 as of May 31, 2015, due to a 7% increase in our debt outstanding to fund the growth in our loan portfolio.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $23,134 million as of February 29, 2016, an increase of $1,675 million, or 8%, from May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,606 million and $141 million, respectively, which was largely attributable to members refinancing with us loans made by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC and RTFC loans of $34 million and $28 million, respectively.

CFC had long-term fixed-rate loans totaling $923 million that repriced during the nine months ended February 29, 2016. Of this total, $864 million repriced to a new long-term fixed rate; $44 million repriced to a long-term variable rate; and $15 million were repaid in full.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 29, 2016, our debt volume also increased. Total debt outstanding was $22,677 million as of February 29, 2016, an increase of $1,403 million, or 7%, from May 31, 2015. The increase was primarily attributable to a net increase of $402 million under the note purchase agreement with the Federal Agricultural Mortgage Corporation (“Farmer Mac”), a net increase of $380 million under the Guaranteed Underwriter Program of the USDA and a net increase of $494 million in collateral trust bonds.

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

Long-term debt scheduled to mature over the next 12 months totaled $1,355 million as of February 29, 2016. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. We had $639 million in cash and cash equivalents and time deposits, up to $350 million available under committed loan facilities from the Federal Financing Bank (“FFB”), $3,309 million available under committed revolving lines of credit with a syndicate of banks, up to $300 million available under a new note purchase agreement with Farmer Mac and, subject to market conditions, up to $2,187 million available under the existing revolving note purchase agreement with Farmer Mac as of February 29, 2016. On March 29, 2016, we closed on a $250 million committed loan facility (“Series K”) from the FFB guaranteed by the RUS pursuant to the Guaranteed Underwriter Program. Under the Series K facility, we are able to borrow any time before January 15, 2019, with each advance having a final maturity no longer than 20 years from the advance date. This new commitment increases total funding available to CFC under committed loan facilities from the FFB to $600 million. We also have the ability to issue collateral trust bonds and medium-term notes in the capital markets and medium-term notes to members.

We believe we can continue to roll over the member outstanding short-term debt of $2,354 million as of February 29, 2016, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund and select notes. We expect to continue to roll over our outstanding dealer commercial paper of $955 million as of February 29, 2016. We intend to manage our short-term wholesale funding risk by maintaining a balance on our dealer commercial paper below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over due to potential adverse changes in market conditions.

Our goal is to achieve and maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. However, because of the significant increase in outstanding loan balances over the last 18 months, it has been necessary to increase our borrowings to fund the loan growth. As a result, our adjusted debt-to-equity ratio was higher than 6.00-to-1 as of February 29, 2016. We intend to take actions over the next 12 months to reduce our adjusted debt-to-equity ratio to a level closer to our targeted ratio of 6.00-to-1 or below.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We designated, and Farmer Mac approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015. As a result of principal payments, the balance of these loans totaled $511 million as of February 29, 2016. We may designate additional loans in the future under the long-term standby purchase commitment agreement with Farmer Mac.

As previously disclosed, on September 30, 2015, CFC entered into a Purchase Agreement with CAH, Atlantic and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. The amount recorded on our condensed consolidated balance sheet for CAH of $118 million as of February 29, 2016 reflects the expected net proceeds from the completion of the CAH sales transaction. The expected net proceeds is based on the contractual purchase price of $145 million, plus agreed-upon purchase price adjustments less estimated selling costs.

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

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the nine months ended February 29, 2016, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended February 29, 2016 and February 28, 2015 and between the nine months ended February 29, 2016 and February 28, 2015. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 29, 2016 and May 31, 2015. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three and nine months ended February 29, 2016 and February 28, 2015, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlement in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended
(Dollars in thousands)	February 29, 2016			February 28, 2015
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$21,105,238	$240,933	4.59%	$19,134,746	$224,770	4.76%
Long-term variable-rate loans	732,970	5,077	2.79	667,788	4,836	2.94
Line of credit loans	1,032,204	6,335	2.47	1,159,097	6,707	2.35
Restructured loans	12,737	163	5.15	7,534	—	—
Nonperforming loans	7,772	81	4.19	1,690	—	—
Interest-based fee income(2)	—	(279)	—	—	32	—
Total loans	22,890,921	252,310	4.43	20,970,855	236,345	4.57
Cash, investments and time deposits	645,268	1,323	0.82	761,963	2,395	1.27
Total interest-earning assets	$23,536,189	$253,633	4.33%	$21,732,818	$238,740	4.46%
Other assets, less allowance for loan losses	756,264			597,952
Total assets	$24,292,453			$22,330,770

Liabilities:
Short-term debt	$3,308,003	$4,387	0.53%	$3,844,060	$2,982	0.31%
Medium-term notes	3,457,086	21,773	2.53	2,909,343	17,774	2.48
Collateral trust bonds	6,973,746	83,810	4.83	6,240,729	79,026	5.14
Subordinated deferrable debt	395,741	4,785	4.86	400,000	4,782	4.85
Subordinated certificates	1,421,538	15,022	4.25	1,493,438	15,280	4.15
Long-term notes payable	6,809,807	41,412	2.45	5,998,620	37,006	2.50
Total interest-bearing liabilities	$22,365,921	$171,189	3.08%	$20,886,190	$156,850	3.05%
Other liabilities	1,075,182			483,087
Total liabilities	23,441,103			21,369,277
Total equity	851,350			961,493
Total liabilities and equity	$24,292,453			$22,330,770

Net interest spread(3)			1.25%			1.41%
Impact of non-interest bearing funding(4)			0.15			0.10
Net interest income/net interest yield(5)		$82,444	1.40%		$81,890	1.51%

Adjusted net interest income/adjusted net interest yield:
Interest income		$253,633	4.33%		$238,740	4.46%
Interest expense		171,189	3.08		156,850	3.05
Add: Net accrued periodic derivative cash settlements(6)		22,556	0.90		21,512	0.99
Adjusted interest expense(7)		$193,745	3.48%		$178,362	3.45%

Adjusted net interest spread(3)			0.85%			1.01%
Impact of non-interest bearing funding			0.17			0.12
Adjusted net interest income/adjusted net interest yield(8)		$59,888	1.02%		$60,378	1.13%

	Nine Months Ended
(Dollars in thousands)	February 29, 2016			February 28, 2015
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$20,509,790	$716,736	4.67%	$18,758,101	$669,121	4.77%
Long-term variable-rate loans	703,489	14,919	2.83	705,736	15,099	2.86
Line of credit loans	1,043,293	18,919	2.42	1,152,417	20,335	2.36
Restructured loans	11,492	293	3.41	7,558	10	0.18
Nonperforming loans	3,507	110	4.19	1,820	—	—
Interest-based fee income(2)	—	(808)	—	—	185	—
Total loans	22,271,571	750,169	4.50	20,625,632	704,750	4.57
Cash, investments and time deposits	666,755	5,905	1.18	826,981	6,516	1.05
Total interest-earning assets	$22,938,326	$756,074	4.40%	$21,452,613	$711,266	4.43%
Other assets, less allowance for loan losses	836,066			878,157
Total assets	$23,774,392			$22,330,770

Liabilities:
Short-term debt	$3,084,884	$10,311	0.45%	$3,823,206	$11,786	0.41%
Medium-term notes	3,395,871	62,745	2.47	2,844,148	52,640	2.47
Collateral trust bonds	6,805,318	248,410	4.88	6,111,864	232,290	5.08
Subordinated deferrable debt	395,723	14,356	4.85	400,000	14,352	4.80
Subordinated certificates	1,463,180	45,425	4.15	1,520,276	48,131	4.23
Long-term notes payable	6,699,774	122,766	2.45	5,876,077	112,478	2.56
Total interest-bearing liabilities	$21,844,750	$504,013	3.08%	$20,575,571	$471,677	3.06%
Other liabilities	1,032,779			793,706
Total liabilities	22,877,529			21,369,277
Total equity	896,863			961,493
Total liabilities and equity	$23,774,392			$22,330,770

Net interest spread(3)			1.32%			1.37%
Impact of non-interest bearing funding(4)			0.15			0.12
Net interest income/net interest yield(5)		$252,061	1.47%		$239,589	1.49%

Adjusted net interest income/adjusted net interest yield:
Interest income		$756,074	4.40%		$711,266	4.43%
Interest expense		504,013	3.08		471,677	3.06
Add: Net accrued periodic derivative cash settlements(6)		65,285	0.88		63,377	0.99
Adjusted interest expense(7)		$569,298	3.48%		$535,054	3.48%

Adjusted net interest spread(3)			0.92%			0.95%
Impact of non-interest bearing funding			0.17			0.15
Adjusted net interest income/adjusted net interest yield(8)		$186,776	1.09%		$176,212	1.10%
____________________________
(1)Interest income includes loan conversion fees, which are generally deferred and recognized in interest income using the effective interest method. A small portion of conversion fees that are intended to cover the administrative costs related to the conversion are recognized into interest income immediately at the date of conversion.
(2)Amounts primarily include the amortization of deferred loan origination costs and late payment fees. Excludes up-front loan arranger fees, which are not based on interest rates, for the three and nine months ended February 29, 2016. These fees are included in fee and other income.

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
(6)Represents the impact of net accrued periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net accrued periodic settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $10,078 million and $8,791 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The average outstanding notional amount of derivatives was $9,930 million and $8,588 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 29, 2016 versus February 28, 2015			Nine Months Ended February 29, 2016 versus February 28, 2015
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$16,163	$25,216	$(9,053)	$47,615	$63,158	$(15,543)
Long-term variable-rate loans	241	516	(275)	(180)	(34)	(146)
Line of credit loans	(372)	(684)	312	(1,416)	(1,909)	493
Restructured loans	163	—	163	283	5	278
Nonperforming loans	81	—	81	110	—	110
Fee income	(311)	—	(311)	(993)	—	(993)
Total loans	15,965	25,048	(9,083)	45,419	61,220	(15,801)
Cash, investments and time deposits	(1,072)	(350)	(722)	(611)	(1,258)	647
Interest income	14,893	24,698	(9,805)	44,808	59,962	(15,154)

Interest expense:
Short-term debt	1,405	(394)	1,799	(1,475)	(2,267)	792
Medium-term notes	3,999	3,523	476	10,105	10,269	(164)
Collateral trust bonds	4,784	10,019	(5,235)	16,120	26,594	(10,474)
Subordinated deferrable debt	3	(11)	14	4	(140)	144
Subordinated certificates	(258)	(614)	356	(2,706)	(1,765)	(941)
Long-term notes payable	4,406	5,355	(949)	10,288	15,885	(5,597)
Interest expense	14,339	17,878	(3,539)	32,336	48,576	(16,240)
Net interest income	$554	$6,820	$(6,266)	$12,472	$11,386	$1,086

Adjusted net interest income:
Interest income	$14,893	$24,698	$(9,805)	$44,808	$59,962	$(15,154)
Interest expense	14,339	17,878	(3,539)	32,336	48,576	(16,240)
Net accrued periodic derivative cash settlements(2)	1,044	3,367	(2,323)	1,908	9,972	(8,064)
Adjusted interest expense(3)	15,383	21,245	(5,862)	34,244	58,548	(24,304)
Adjusted net interest income	$(490)	$3,453	$(3,943)	$10,564	$1,414	$9,150
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
(2)For net accrued periodic derivative cash settlements, the variance due to average volume represents the change in derivative cash settlements resulting from the change in the average notional amount of derivative contracts outstanding. The variance due to average rate represents the change in derivative cash settlements resulting from the net difference between the average rate paid and the average rate received for interest rate swaps during the period.
(3) See “Non-GAAP Financial Measures” for additional information on our adjusted non-GAAP measures.

Net interest income of $82 million for the current quarter increased by $1 million, or 1%, from the same prior-year quarter, driven by an increase in average interest-earning assets of 8%, which was partially offset a decrease in net interest yield of 7% (11 basis points) to 1.40%.

Net interest income of $252 million for the nine months ended February 29, 2016 increased by $12 million, or 5%, from the same prior-year period, driven by an increase in average interest-earning assets of 7%, which was partially offset by a decrease in net interest yield of 1% (2 basis points) to 1.47%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter and nine months ended February 29, 2016 was primarily attributable to growth in average total loans of $1,920 million, or 9%, and $1,646 million, or 8%, respectively, over the same prior-year periods, as members refinanced with us loans made by other lenders and obtained advances to fund capital investments.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter and for the nine months ended February 29, 2016 reflects the combined impact of a modest increase in our average cost of funds and a decline in the average yield on interest-earning assets. Our average cost of funds increased by 3 basis points and 2 basis points, respectively, during the current quarter and nine months ended February 29, 2016 to 3.08% for each period. This increase was largely due to our decision in the third quarter of fiscal year 2015 to significantly reduce the level of outstanding dealer commercial paper balance, which has a much lower cost than our other funding options. The decrease in the average yield on interest-earning assets of 13 basis points to 4.33% and of 3 basis points to 4.40%, respectively, during the current quarter and nine months ended February 29, 2016, respectively, was largely attributable to reduced rates on fixed-rate loans, reflecting the repricing of higher rate loans to lower interest rates and lower interest rates on new loan originations as a result of the overall low interest rate environment.

Adjusted net interest income of $60 million for the current quarter represented a slight decrease from the same prior-year quarter, attributable to a decrease in the adjusted net interest yield of 10% (11 basis points) to 1.02%, which was partially offset by the increase in average interest-earning assets of 8%. The decrease in the adjusted net interest yield also reflected the combined impact of an increase in our average cost of funds resulting from actions taken in the third quarter of fiscal year 2015 to significantly reduce the level of lower-cost dealer commercial paper, coupled with the decline in the average yield on interest-earning assets.

Adjusted net interest income of $187 million for the nine months ended February 29, 2016 increased by $11 million, or 6%, from the same prior-year period, driven by the increase in average interest-earning assets of 7%, which was partially offset by a decrease in the adjusted net interest yield of 1% (1 basis point) to 1.09%.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $23 million and $22 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and $65 million and $63 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a benefit for loan losses of $2 million during the three months ended February 29, 2016, compared with a provision of $2 million for the same prior-year period. We recorded a provision for loan losses of $4 million for the nine months ended February 29, 2016, compared with a benefit of $3 million for the nine months ended February 28, 2015. The increase in individually impaired loans was the primary driver of the provision of $4 million for the nine months ended February 29, 2016. In comparison, outstanding loans remained relatively flat during the same prior-year period, and we experienced modest improvement in the credit quality and overall credit risk profile of our loan portfolio, which together resulted in the benefit of $3 million for the nine months ended February 28, 2015.

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

We recorded losses from non-interest income of $236 million and $95 million for the three months ended February 29, 2016 and February 28, 2015, respectively. We recorded losses from non-interest income of $337 million and $237 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. The variances in non-interest income for three and nine months ended February 29, 2016, from the same prior-year periods were primarily attributable to changes in net derivative losses recognized in our consolidated statements of operations and an impairment charge of $27 million related to CAH recorded in the nine months ended February 28, 2015.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the yield curve and the composition of our derivative portfolio. We generally do not designate interest rate swaps, which presently account for all of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of February 29, 2016 or May 31, 2015.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark rate for the substantial majority of the floating rate payments under our swap agreements is the London Interbank Offered Rate (“LIBOR”). Table 4 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and nine months ended February 29, 2016 and February 28, 2015. As indicated in Table 4, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, which is subject to variations based on changes in market conditions and actions taken to manage our interest rate risk.

Table 4: Derivative Average Notional Balances and Average Interest Rates

	Three Months Ended
	February 29, 2016			February 28, 2015
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,476,600	3.00%	0.54%	$5,579,367	3.24%	0.26%
Receive-fixed swaps	3,601,198	0.94	2.93	3,211,222	0.84	3.47
Total	$10,077,798	2.25%	1.41%	$8,790,589	2.38%	1.41%

	Nine Months Ended
	February 29, 2016			February 28, 2015
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,202,082	3.06%	0.39%	$5,513,549	3.29%	0.25%
Receive-fixed swaps	3,728,197	0.85	3.01	3,074,549	0.84	3.56
Total	$9,930,279	2.22%	1.38%	$8,588,098	2.41%	1.43%

The average remaining maturity of our pay-fixed swaps was 18 years, and the average remaining maturity of our receive-fixed swaps was three years as of February 29, 2016.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap yield curve, different changes in the swap yield curve— parallel, flattening or steepening—will result in differences in the fair value of our derivatives. See “Note 14—Fair Value of Financial Instruments” to the Consolidated Financial Statements in our 2015 Form 10-K for information on how we estimate the fair value of our derivative instruments. The chart below provides comparative yield curves as of the end of each reporting period in the current year and as of the end of the same prior-year reporting periods.

____________________________
Benchmark rates obtained from Bloomberg.

We recorded derivative losses of $243 million and $99 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and derivative losses of $356 million and $223 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. Table 5 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and nine months ended February 29, 2016 and February 28, 2015. Derivative cash settlements represent the net interest amount we accrue during a period for interest-rate swap payments. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Derivative losses attributable to:
Derivative cash settlements	$(22,556)	$(21,512)	$(65,285)	$(63,377)
Derivative forward value	(220,480)	(77,258)	(290,952)	(159,832)
Derivative losses	$(243,036)	$(98,770)	$(356,237)	$(223,209)

The derivative losses of $243 million and $356 million recorded in the three and nine months ended February 29, 2016, were primarily attributable to a net decrease in the fair value of our swaps due to a flattening of the swap yield curve resulting from an increase in short-term interest rates and a decline in long-term interest rates, as depicted in the February 29, 2016 yield curve presented in the above chart. This flattening of the yield curve was more pronounced during the current quarter, as the U.S. Federal Reserve raised the short-term federal funds rate by 25 basis points in December 2015, the first rate change since the federal funds rate was lowered to near zero seven years ago. As shorter-term rates increased, longer-term rates declined to near record lows during the current quarter amid increased market volatility, a drop in oil prices and global market uncertainty.

The net derivative losses of $99 million and $223 million recorded for the three and nine months ended February 28, 2015, respectively, were primarily attributable to a flattening of the swap yield curve during the period, as interest rates on the longer end of the yield curve declined while short-interest rates rose. The decline in longer-term rates resulted in a net decrease in the fair value of our pay-fixed swaps and the increase in shorter-term rates resulted in an overall decrease in the fair value of our receive-fixed swaps.

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

We recorded a gain from the results of operations of foreclosed assets of $1 million and $2 million, respectively, for the three and nine months ended February 29, 2016, compared to a loss of $1 million and $33 million, respectively, for the same prior-year periods. The gain recorded during the three and nine months ended February 29, 2016 was primarily attributable to purchase price adjustments related to CAH, while the losses recorded during the prior-year periods were primarily attributable to CAH’s operating losses and to an impairment charge during the nine months ended February 29, 2016 of $27 million recorded in the second quarter of fiscal year 2015.

As discussed above under “Introduction” and “Executive Summary,” on September 30, 2015, CFC entered into a Purchase Agreement with CAH, Atlantic and Atlantic Tele-Network, Inc., the parent corporation of Atlantic, to sell all of the issued and outstanding membership interests of CAH to Atlantic for a purchase price of $145 million, subject to certain adjustments. The amount recorded on our condensed consolidated balance sheet for CAH of $118 million as of February 29, 2016 reflects the expected net proceeds from the completion of the CAH sales transaction. The expected net proceeds is based on the contractual purchase price of $145 million, plus agreed-upon purchase price adjustments less estimated selling costs.

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

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

We recorded non-interest expense of $23 million and $19 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and non-interest expense of $67 million and $55 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. The increase for the current year periods over the same prior-year periods was primarily attributable to an increase in salaries and employee benefit expense, costs related to system infrastructure enhancements and higher legal fees.

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

We recorded a net loss attributable to noncontrolling interests of $1 million and $2 million, respectively, for the three and nine months ended February 29, 2016, and a net loss of less than $1 million during the same prior-year periods.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $24,393 million as of February 29, 2016 increased by $1,547 million, or 7%, from May 31, 2015, primarily due to growth in our loan portfolio. Total liabilities of $23,677 million as of February 29, 2016 increased by $1,742 million, or 8%, from May 31, 2015, primarily due to debt issuances to fund our loan portfolio growth. Total equity decreased by $195 million to $716 million as of February 29, 2016. The decrease in total equity for the nine months ended February 29, 2016 was primarily attributable to the net loss of $156 million and to the patronage capital retirement of $39 million in September 2015.
Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 29, 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

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

Table 6 summarizes total loans outstanding, by type and by member class, as of February 29, 2016 and May 31, 2015.

Table 6: Loans Outstanding by Type and Member Class

	February 29, 2016		May 31, 2015		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:
Long-term loans:
Long-term fixed-rate loans	$21,127,042	91%	$19,543,274	91%	$1,583,768
Long-term variable-rate loans	718,193	3	698,495	3	19,698
Loans guaranteed by RUS	174,990	1	179,241	1	(4,251)
Total long-term loans	22,020,225	95	20,421,010	95	1,599,215
Line of credit loans	1,113,990	5	1,038,210	5	75,780
Total loans outstanding(1)	$23,134,215	100%	$21,459,220	100%	$1,674,995

Loans by member class:
CFC:
Distribution	$17,700,859	76%	$16,095,043	75%	$1,605,816
Power supply	4,322,069	19	4,181,481	20	140,588
Statewide and associate	56,084	—	65,466	—	(9,382)
CFC	22,079,012	95	20,341,990	95	1,737,022
RTFC	357,967	2	385,709	2	(27,742)
NCSC	697,236	3	731,521	3	(34,285)
Total loans outstanding(1)	$23,134,215	100%	$21,459,220	100%	$1,674,995
____________________________
(1)Total loans outstanding represents the outstanding unpaid principal balance of loans. Unamortized deferred loan origination costs, which totaled $10 million as of February 29, 2016 and May 31, 2015, are excluded from total loans outstanding. These costs are, however, included in loans to members reported on the condensed consolidated balance sheets.

Total loans outstanding of $23,134 million as of February 29, 2016 increased by $1,675 million, or 8%, from May 31, 2015. The increase was primarily due to an increase in CFC distribution and power supply loans of $1,606 million and $141 million, respectively, which was largely attributable to members refinancing with us loans made by other lenders and member advances for capital investments. This increase was partially offset by a decrease in NCSC and RTFC loans of $34 million and $28 million, respectively.

Table 7 compares the historical retention rate for long-term fixed-rate loans that repriced during the nine months ended February 29, 2016, with the historical retention rate for loans that repriced during the fiscal year ended May 31, 2015. Table 7 also displays the percentage of borrowers that selected either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date.

Table 7: Historical Retention Rate and Repricing Selection

	Nine Months Ended February 29, 2016		Year Ended May 31, 2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$864,236	93%	$991,279	81%
Long-term variable rate selected	43,990	5	154,946	13
Loans repriced and sold by CFC	—	—	3,904	—
Total loans retained	908,226	98	1,150,129	94
Total loans repaid	14,627	2	76,380	6
Total loans repriced	$922,853	100%	$1,226,509	100%

Debt

Table 8 displays the composition of our debt outstanding, by debt product type, by interest rate type and by original contractual maturity, as of February 29, 2016 and May 31, 2015.

Table 8: Total Debt Outstanding

(Dollars in thousands)	February 29, 2016	May 31, 2015	Increase/ (Decrease)
Debt product type:
Commercial paper sold through dealers, net of discounts	$954,884	$984,954	$(30,070)
Commercial paper sold directly to members, at par	865,611	736,162	129,449
Select notes	741,927	671,635	70,292
Daily liquidity fund notes	544,503	509,131	35,372
Collateral trust bonds	7,249,404	6,755,067	494,337
Guaranteed Underwriter Program notes payable to FFB	4,786,327	4,406,465	379,862
Farmer Mac notes payable	2,312,616	1,910,688	401,928
Medium-term notes	3,338,361	3,352,023	(13,662)
Other notes payable(1)	42,884	46,423	(3,539)
Subordinated deferrable debt	395,754	395,699	55
Membership certificates	629,977	645,035	(15,058)
Loan and guarantee certificates	594,492	640,889	(46,397)
Member capital securities	220,046	219,496	550
Total debt outstanding	$22,676,786	$21,273,667	$1,403,119

Interest rate type:
Fixed-rate debt(2)	86%	81%
Variable-rate debt(3)	14	19
Total	100%	100%

Original contractual maturity:
Long-term debt	85%	85%
Short-term debt	15	15
Total	100%	100%
____________________________
(1)Other notes payable consists of unsecured and secured Clean Renewable Energy Bonds and unsecured notes payable issued by NCSC. We are required to pledge eligible mortgage notes from distribution and power supply system borrowers in an amount at least equal to the outstanding principal amount under the Clean Renewable Energy Bonds Series 2009A note purchase agreement.
(2) Includes variable-rate debt that has been swapped to a fixed rate net of any fixed-rate debt that has been swapped to a variable rate.
(3) Includes fixed-rate debt that has been swapped to a variable rate net of any variable-rate debt that has been swapped to a fixed rate. Also includes commercial paper notes, which generally have maturities of less than 90 days. The interest rate on commercial paper notes does not change once the note has been issued; however, the rates on new commercial paper notes change daily.

Total debt outstanding of $22,677 million as of February 29, 2016 increased by $1,403 million, or 7%, from May 31, 2015, primarily due to debt issuances to fund our loan portfolio growth. The increase was attributable to a net increase of $402 million under the note purchase agreement with Farmer Mac, a net increase of $380 million under the Guaranteed Underwriter Program of the USDA and a net increase of $494 million in collateral trust bonds. Significant financing-related developments during the nine months ended February 29, 2016 are summarized below.

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

•
On November 19, 2015, we amended and extended our revolving credit agreements, which reduced the total commitment from third parties to $3,310 million as of February 29, 2016, from $3,420 million as of May 31, 2015. Prior to this amendment, NCSC assumed $155 million in commitments from one of the banks, which was reduced to $110 million as part of amendment. Although the total commitment amount under our new revolving credit agreements is unchanged from the previous total of $3,420 million, NCSC’s commitment amount is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC’s financial results are consolidated with CFC. See “Liquidity Risk” for additional information.

•	On February 5, 2016, we received an advance of $150 million with a 20-year final maturity under the Guaranteed Underwriter Program of the USDA.

•	On February 8, 2016, we issued $350 million aggregate principal amount of 1.65% collateral trust bonds due 2019, and $350 million aggregate principal amount of 2.70% collateral trust bonds due 2023.

•
On February 16, 2016, we redeemed $300 million of 3.05% collateral trust bonds due March 1, 2016. The premium and unamortized issuance costs totaling $0.3 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2016.

•	On February 18, 2016, we received an advance of $250 million under the revolving note purchase agreement with Farmer Mac.

Pledging of Loans and Loans on Deposit

We are required to pledge collateral equal to at least 100% of the outstanding balance of debt issued under our collateral trust bond indentures and note purchase agreements with Farmer Mac. In addition, we are required to maintain collateral on deposit equal to at least 100% of the outstanding balance of debt to the FFB under the Guaranteed Underwriter Program of the USDA, which supports the Rural Economic Development Loan and Grant program, for which distribution and power supply loans may be deposited. Table 9 summarizes the amount of notes pledged or on deposit as collateral as a percentage of the related debt outstanding under the debt agreements noted above as of February 29, 2016 and May 31, 2015.

Table 9: Collateral Pledged or on Deposit

	Requirement/Limit		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	February 29, 2016	May 31, 2015
Collateral trust bonds 1994 indenture	100%	150%	107%	106%
Collateral trust bonds 2007 indenture	100	150	111	108
Farmer Mac	100	150	118	113
Clean Renewable Energy Bonds Series 2009A	100	150	119	117
FFB Notes (1) (2)	100	150	113	112
____________________________
(1)Represents collateral on deposit as a percentage of the related debt outstanding.
(2)All pledge agreements previously entered into with RUS and U.S. Bank National Association were consolidated into one amended, restated and consolidated pledge agreement in December 2012.

On March 29, 2016, we entered into a second amended restated and consolidated pledge agreement with RUS and U.S. Bank National Association to pledge all mortgage notes previously held on deposit pursuant to the Guaranteed Underwriter

Program. The agreement replaces the previous pledge agreement, dated December 13, 2012, and will govern all collateral under the Guaranteed Underwriter Program.

Table 10 summarizes the balance of loans pledged or on deposit for secured debt, the excess collateral pledged and unencumbered loans as of February 29, 2016 and May 31, 2015.

Table 10: Unencumbered Loans

(Dollars in thousands)	February 29, 2016	May 31, 2015
Total loans outstanding(1)	$23,134,215	$21,459,220
Less: Total secured debt or debt requiring collateral on deposit	(14,661,825)	(13,386,713)
Excess collateral pledged or on deposit (2)	(1,838,178)	(1,351,255)
Unencumbered loans	$6,634,212	$6,721,252
Unencumbered loans as a percentage of total loans	29%	31%
____________________________
(1)Excludes unamortized deferred loan origination costs of $10 million as of February 29, 2016 and May 31, 2015.
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

Equity

Total equity of $716 million as of February 29, 2016 decreased by $195 million from May 31, 2015. The decrease was attributable to the net loss of $156 million for the nine months ended February 29, 2016 and the board authorized patronage capital retirement of $39 million.

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

The CFC Board of Directors is required to make annual allocations of net earnings, if any. Future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable cooperative law.

Debt Ratio Analysis

Leverage Ratio

The leverage ratio is calculated by dividing the sum of total liabilities and guarantees outstanding by total equity. Based on this formula, the leverage ratio was 34.32-to-1 as of February 29, 2016, an increase from 25.14-to-1 as of May 31, 2015. The increase in the leverage ratio was due to the increase of $1,742 million in total liabilities and the decrease of $195 million in total equity, partially offset by the decrease of $71 million in total guarantees.

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

The adjusted leverage ratio was 6.97-to-1 and 6.58-to-1 as of February 29, 2016 and May 31, 2015, respectively. The increase in the adjusted leverage ratio was due to the increase of $1,527 million in adjusted liabilities, partially offset by the increase of $35 million in adjusted equity and by the decrease of $71 million in guarantees as discussed under “Off-Balance Sheet Arrangements.” See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments we make to our leverage ratio calculation to derive the adjusted leverage ratio.

Debt-to-Equity Ratio

The debt-to-equity ratio is calculated by dividing the sum of total liabilities outstanding by total equity. The debt-to-equity ratio was 33.04-to-1 as of February 29, 2016, an increase from 24.06-to-1 as of May 31, 2015. The increase in the debt-to-equity ratio is due to the increase of $1,742 million in total liabilities and the decrease of $195 million in total equity.

We adjust the components of the debt-to-equity ratio to calculate an adjusted debt-to-equity ratio that is used for internal management analysis purposes. The adjusted debt-to-equity ratio was 6.67-to-1 as of February 29, 2016, compared with 6.26-to-1 as of May 31, 2015. The increase in the adjusted debt-to-equity ratio was due to the increase of $1,527 million in adjusted liabilities, partially offset by the increase of $35 million in adjusted equity. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments made to the debt-to-equity ratio calculation to derive the adjusted debt-to-equity ratio.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 11 shows our guarantees outstanding, by guarantee type and by company, as of February 29, 2016 and May 31, 2015.

Table 11: Guarantees Outstanding

(Dollars in thousands)	February 29, 2016	May 31, 2015	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$476,860	$489,520	$(12,660)
Letters of credit	324,710	382,233	(57,523)
Other guarantees	113,789	114,747	(958)
Total	$915,359	$986,500	$(71,141)
Company:
CFC	$895,116	$952,875	$(57,759)
RTFC	1,574	1,574	—
NCSC	18,669	32,051	(13,382)
Total	$915,359	$986,500	$(71,141)

The decrease in total guarantees during the nine months ended February 29, 2016 was primarily due to a decrease in the total amount of letters of credit outstanding. We recorded a guarantee liability of $18 million and $20 million respectively, as of February 29, 2016 and May 31, 2015, related to the contingent and non-contingent exposures for guarantee and liquidity obligations associated with our members’ debt. Of our total guarantee amounts, 65% and 56% as of February 29, 2016 and May 31, 2015, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

In addition to the letters of credit presented in the above table, we had master letter of credit facilities in place as of February 29, 2016, under which we may be required to issue up to an additional $85 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of February 29, 2016 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

In addition to the guarantees described above, we were the liquidity provider for variable-rate, tax-exempt bonds, issued for our member cooperatives, totaling $483 million as of February 29, 2016. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is included in the letters of credit amount in Table 11. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 29, 2016. In addition to being a liquidity provider, we also provided a guarantee for payment of all principal and interest amounts on $407 million of these bonds as of February 29, 2016, which is included in long-term tax-exempt bond guarantees in Table 11.

Table 12 summarizes our off-balance sheet obligations as of February 29, 2016, and maturity of amounts during each of the next five fiscal years and thereafter.

Table 12: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Guarantees	$915,359	$28,168	$147,023	$213,263	$14,443	$61,861	$450,601

See “Note 10—Guarantees” for additional information.

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 29, 2016 and May 31, 2015. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 13: Unadvanced Loan Commitments

(Dollars in thousands)	February 29, 2016	% of Total	May 31, 2015	% of Total
Line of credit commitments:
Not conditional(1)	$2,457,435	19%	$2,764,968	20%
Conditional(2)	6,452,125	48	6,529,159	46
Total line of credit unadvanced commitments	8,909,560	67	9,294,127	66
Total long-term loan unadvanced commitments	4,402,860	33	4,835,623	34
Total	$13,312,420	100%	$14,129,750	100%

____________________________
(1)Represents amount related to facilities that are not subject to material adverse change clauses.
(2)Represents amount related to facilities that are subject to material adverse change clauses.

For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. As displayed in Table 13, unadvanced line of credit commitments not subject to material adverse change clauses at the time of each advance totaled $2,457 million and $2,765 million as of February 29, 2016 and May 31, 2015, respectively. We record a liability for credit losses on our condensed consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional. Table 14 summarizes the available balance under committed lines of credit that are not subject to a material adverse change clause as of February 29, 2016, and the maturity of available amounts during each of the next five fiscal years and thereafter.

Table 14: Notional Maturities of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Committed lines of credit	$2,457,435	$11,000	$125,377	$683,351	$673,109	$591,526	$373,072

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

Table 15 summarizes the available balance under unadvanced commitments as of February 29, 2016 and the related maturities by fiscal year and thereafter by loan type:

Table 15: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$8,909,560	$280,881	$5,200,892	$1,120,869	$909,795	$742,503	$654,620
Long-term loans	4,402,860	126,400	1,029,474	700,609	1,078,147	882,742	585,488
Total	$13,312,420	$407,281	$6,230,366	$1,821,478	$1,987,942	$1,625,245	$1,240,108

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

RISK MANAGEMENT

Overview

Risk is an inherent part of our business activities. Our business exposes us to four major types of risks: credit risk, liquidity risk, market risk and operational risk. We must manage these risks to achieve our primary objective of providing cost-based financial products to our rural electric members while maintaining sound financial results required for investment-grade credit ratings on our debt instruments. We discuss our exposures to and management of credit risk, liquidity risk and market risk in the following sections. We discuss operational risk under “MD&A—Operational Risk”in our 2015 Form 10-K.

Risk Management Framework

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, borrowers also are required to set rates charged to customers to achieve certain financial ratios. Of our total loans outstanding, 92% were secured and 8% were unsecured as of February 29, 2016. As of May 31, 2015, of our total loans outstanding, 91% were secured and 9% were unsecured. Table 16 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio.

Table 16 : Loan Portfolio Security Profile

	February 29, 2016
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term fixed-rate loans	$20,293,672	96%	$833,370	4%	$21,127,042
Long-term variable-rate loans	647,619	90	70,574	10	718,193
Loans guaranteed by RUS	174,990	100	—	—	174,990
Line of credit loans	129,282	12	984,708	88	1,113,990
Total loans outstanding(1)	$21,245,563	92	$1,888,652	8	$23,134,215

Company:
CFC	$20,476,293	93%	$1,602,719	7%	$22,079,012
RTFC	345,170	96	12,797	4	357,967
NCSC	424,100	61	273,136	39	697,236
Total loans outstanding(1)	$21,245,563	92	$1,888,652	8	$23,134,215

	May 31, 2015
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term fixed-rate loans	$18,526,068	95%	$1,017,206	5%	$19,543,274
Long-term variable-rate loans	628,115	90	70,380	10	698,495
Loans guaranteed by RUS	179,241	100	—	—	179,241
Line of credit loans	107,781	10	930,429	90	1,038,210
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220

Company:
CFC	$18,635,818	92%	$1,706,172	8%	$20,341,990
RTFC	370,924	96	14,785	4	385,709
NCSC	434,463	59	297,058	41	731,521
Total loans outstanding(1)	$19,441,205	91	$2,018,015	9	$21,459,220
____________________________
(1) Excludes deferred loan origination costs of $10 million as of February 29, 2016 and May 31, 2015.

As part of our strategy to manage our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated, and Farmer Mac has approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015, which has been reduced by loan principal payments to $511 million as of February 29, 2016.

Loan Concentration

We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state represented approximately 15% of total loans outstanding as of February 29, 2016 and May 31, 2015.

The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of February 29, 2016 and May 31, 2015. The 20 largest borrowers consisted of 11 distribution systems and 9 power supply systems as of February 29, 2016. The 20 largest borrowers consisted of 12 distribution systems and 8 power supply systems as of May 31, 2015. Table 17 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of February 29, 2016 and May 31, 2015.

Table 17: Credit Exposure to 20 Largest Borrowers

	February 29, 2016		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,418,950	23%	$5,478,977	24%	$(60,027)
Guarantees	523,091	2	374,189	2	148,902
Total exposure to 20 largest borrowers	$5,942,041	25%	$5,853,166	26%	$88,875

By company:
CFC	$5,928,041	25%	$5,837,463	26%	$90,578
NCSC	14,000	—	15,703	—	(1,703)
Total exposure to 20 largest borrowers	$5,942,041	25%	$5,853,166	26%	$88,875

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard and doubtful. Internal risk rating and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio. As displayed in “Note 3—Loans and Commitments,” 0.2% of the loans in our portfolio were classified as criticized as of February 29, 2016 and May 31, 2015. Below we provide information on certain additional credit quality indicators, including modified loans classified as troubled debt restructurings (“TDRs”) and nonperforming loans.

Troubled Debt Restructurings

We actively monitor underperforming loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Modified loans in which we grant one or more concessions to a borrower experiencing financial difficulty are accounted for and reported as a TDR. Loans modified in a TDR are generally initially placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a modified loan is current at the modification date, the loan is not placed on nonaccrual status at the time of modification. We had modified loans, all of which met the definition of a TDR, totaling $17 million and $12 million as of February 29, 2016 and May 31, 2015, respectively. Table 18 presents TDR loans as of February 29, 2016 and May 31, 2015. These loans were considered individually impaired as of the end of each period presented.

Table 18: TDR Loans

	February 29, 2016		May 31, 2015
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
TDR loans:
CFC/Distribution	$6,716	0.03%	$7,221	0.03%
NCSC	—	—	294	—
RTFC	10,723	0.05	4,221	0.02
Total TDR loans	$17,439	0.08%	$11,736	0.05%

TDR loans performance status:
Performing TDR loans	$13,933	0.06%	$11,736	0.05%
Nonperforming TDR loans	3,506	0.02	—	—
Total TDR loans	$17,439	0.08%	$11,736	0.05%

All loans classified as performing TDR loans were performing in accordance with the terms of the restructured loan agreement as of February 29, 2016 and May 31, 2015. The TDR loans classified as performing as of May 31, 2015 were on nonaccrual status as of that date. These loans were returned to accrual status during the nine months ended February 29, 2016.

Nonperforming Loans

In addition to nonperforming TDR loans, we also have nonperforming loans that have not been modified and classified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings.

Table 19 below presents nonperforming loans as of February 29, 2016 and May 31, 2015.

Table 19: Nonperforming Loans

	February 29, 2016		May 31, 2015
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Nonperforming loans:(1)
RTFC	$2,358	0.01%	$—	—%
Total	$2,358	0.01%	$—	—%
____________________________
(1)Foregone interest on nonperforming loans, including nonperforming TDR loans presented above in Table 18, was less than $1 million for the three and nine months ended February 29, 2016 and February 28, 2015.

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

Table 20 summarizes activity in the allowance for loan losses for the three and nine months ended February 29, 2016 and a comparison of the allowance by company as of February 29, 2016 and May 31, 2015.

Table 20: Allowance for Loan Losses

	Three Months Ended February 29, 2016	Nine Months Ended February 29, 2016
Beginning balance	$39,600	$33,690
Provision for loan losses	(1,735)	4,067
Net recoveries	53	161
Ending balance	$37,918	$37,918
`
	February 29, 2016	May 31, 2015
Allowance for loan losses by company:
CFC	$25,617	$23,716
RTFC	6,716	4,533
NCSC	5,585	5,441
Total	$37,918	$33,690

Allowance coverage ratios:
Percentage of total loans outstanding	0.16%	0.16%
Percentage of total performing TDR loans outstanding	272.15	287.07
Percentage of total nonperforming TDR loans outstanding	1,081.52	—
Percentage of total nonperforming loans outstanding	1,608.06	—
Percentage of loans on nonaccrual status	646.62	287.07

Our allowance for loan losses increased by $4 million during the nine months ended February 29, 2016 to $38 million as of February 29, 2016, due to an increase in loans identified as individually impaired and the related specific allowance for these loans.

We consider a loan to be individually impaired when, based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan. Individually impaired loans are subject to the specific allowance methodology. A loan that has been modified in a TDR is generally considered to be individually impaired until it matures, is repaid, or is otherwise liquidated, regardless of whether the borrower performs under the modified terms. On a quarterly basis, we review all restructured and nonperforming loans, as well as certain additional loans selected based on known facts and circumstances, to evaluate whether the loans are impaired and if there have been changes in the status of previously identified impaired loans. We calculate impairment for loans identified as individually impaired based on the fair value of the underlying collateral securing the loan for collateral-dependent loans or based on the expected future cash flows for loans that are not collateral dependent. As events related to the borrower take place and economic conditions and our assumptions change, the impairment calculations may change. Our individually impaired loans totaled $20 million and $12 million as of
February 29, 2016 and May 31, 2015, respectively, and the specific allowance related to these loans totaled $5 million and $0.4 million, respectively.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our revolving credit agreements, monitoring the overall credit worthiness of each counterparty, using counterparty specific credit risk limits, executing master netting arrangements and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from Aa3 to Baa3 by Moody’s Investors Service (“Moody’s”) and from AA-to BBB+ by Standard & Poor’s Ratings Services (“S&P”) as of February 29, 2016. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 25% and 19% of the total outstanding notional amount of derivatives as of February 29, 2016 and May 31, 2015, respectively.

Credit Risk-Related Contingent Features

Our derivative contracts typically contain mutual credit rating downgrade provisions, referred to as rating triggers. Under these mutual rating trigger provisions, CFC or the derivative counterparty may, but is not obligated to, terminate and settle the agreement if the credit rating of the other counterparty falls to a level specified in the agreement.

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 29, 2016. Moody’s had our ratings on stable outlook as of February 29, 2016, while S&P had our ratings on negative outlook as of February 29, 2016. Table 21 displays the notional amounts of our derivative contracts with rating triggers as of February 29, 2016, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of mutual rating downgrade trigger:
Falls below A3/A-(1)	$63,295	$(19,794)	$—	$(19,794)
Falls below Baa1/BBB+	6,556,100	(348,858)	—	(348,858)
Falls to or below Baa2/BBB (2)	162,325	(3,955)	—	(3,955)
Falls below Baa3/BBB-	400,000	(31,606)	—	(31,606)
Total	$7,181,720	$(404,213)	$—	$(404,213)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all derivatives with rating triggers that were in a net liability position was $412 million as of February 29, 2016. There were no derivatives with rating triggers that were in a net asset position as of February 29, 2016. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 29, 2016. If a counterparty has a rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all of derivatives with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

For additional information about the risks related to our business, see “Item 1A. Risk Factors” in our 2015 Form 10-K.

LIQUIDITY RISK

Liquidity risk is the risk that we will be unable to repay our obligations as they become due or issue new instruments to fund loans to borrowers. Our Asset Liability Committee monitors liquidity risk by establishing and monitoring liquidity targets, developing strategies to meet those targets, and ensuring that sufficient liquidity is available for unanticipated contingencies. We maintain liquidity reserves as one of our strategies in managing our rollover risk. Table 22 below presents a comparison of the composition of our liquidity reserves as of February 29, 2016 and May 31, 2015.

Table 22: Available Liquidity Reserve Access

(Dollars in millions)	February 29, 2016	May 31, 2015
Cash and time deposits	$639	$734
Committed revolving line of credit agreements with banks	3,309	3,419
Committed loan facilities from the FFB	350	750
Revolving note purchase agreement with Farmer Mac dated July 31, 2015	300	—
Revolving note purchase agreement with Farmer Mac dated March 24, 2011(1)	2,187	2,589
Available liquidity reserve access	$6,785	$7,492
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

Under the terms of the revolving note purchase agreement with Farmer Mac dated March 24, 2011, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period would not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement. The amount available under this agreement of $2,187 million as of February 29, 2016, presented in Table 22 above, reflects the total available amount less outstanding borrowings of $2,313 million as of February 29, 2016.

We use our bank revolving lines of credit primarily as backup liquidity for dealer and member commercial paper. As indicated in Table 22 above, we had $3,309 million in available revolving lines of credit with various financial institutions as of February 29, 2016. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements; therefore, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over in the event of market disruptions.

Commercial paper, select notes and daily liquidity fund notes, including member investments, scheduled to mature during the next 12 months totaled $3,107 million as of February 29, 2016. We expect to continue to maintain member investments in commercial paper, select notes and daily liquidity fund notes at recent levels of approximately $2,152 million. Dealer commercial paper decreased to $955 million as of February 29, 2016, from $985 million as of May 31, 2015. We intend to maintain a balance on our dealer commercial paper below $1,250 million for the foreseeable future.

Long-term debt maturing in the next 12 months and medium-term notes with an original maturity of one year or less totaled $1,355 million as of February 29, 2016. In addition to our access to the dealer and member commercial paper markets as discussed above, we believe we will be able to refinance these maturing obligations through the capital markets and private debt issuances as discussed in further detail under “Sources of Liquidity.”

As discussed in further detail above under “Off-Balance Sheet Arrangements,” we were the liquidity provider for variable-rate tax-exempt bonds issued for our member cooperatives totaling $483 million as of February 29, 2016. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 29, 2016.

We had letters of credit outstanding for the benefit of our members totaling $325 million as of February 29, 2016. This amount includes $76 million of letters of credit that provide liquidity for pollution control bonds. The remaining $249 million represents obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to pay such amounts to CFC.

Below we summarize our expected near-term sources and uses of liquidity and provide a discussion of our primary sources and uses of liquidity. We also provide information on compliance with our debt covenants and collateral pledged.

Projected Near-Term Sources and Uses of Liquidity

Table 23 shows the projected sources and uses of cash by quarter through the quarter ending August 31, 2017. In analyzing our projected liquidity position, we track key items identified in the table below. Our estimates assume that the balance of our time deposit investments will remain consistent with current levels over the next six quarters. The long-term debt maturities represent the scheduled maturities of our outstanding term debt for the period presented. The long-term loan advances represent our current best estimate of the member demand for our loans, the amount and the timing of which are subject to change. The long-term loan amortization and repayments represent the scheduled long-term loan amortization for the outstanding loans as of February 29, 2016, as well as our current estimate for the repayment of long-term loans. The estimate of the amount and timing of long-term loan repayments is subject to change. The other loan repayments and advances in the table primarily include line of credit advances and repayments. Such amounts represent the current best estimate of activity communicated to us by our members and, as such, the amount and timing of these amounts are subject to change. We only include such estimates for the near term. We assumed the issuance of commercial paper, medium-term notes and other long-term debt, including collateral trust bonds and private placement of term debt, to maintain matched funding within our loan portfolio and to allow our revolving lines of credit to provide backup liquidity for our outstanding commercial paper. As displayed in Table 23, we expect that estimated long-term loan advances over the next six quarters of $2,704 million will exceed expected long-term loan repayments of $1,821 million by $883 million.

Table 23: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-term Loan Amortization and Repayments	Other Loan Repayments	Long-term Debt Issuance	Total Sources of Liquidity	Long-term Loan Advances	Other Loan Advances	Long-term Debt Maturities(3)	Total Uses of Liquidity	Cumulative Excess Sources over Uses of Liquidity(2)
Feb16									$639
May16	$291	$—	$430	$721	$468	$31	$364	$863	497
Aug16	317	—	260	577	423	—	153	576	498
Nov16	299	—	600	899	469	—	429	898	499
Feb17	340	—	670	1,010	599	—	410	1,009	500
May17	285	—	1,450	1,735	351	—	1,378	1,729	506
Aug17	289	—	150	439	394	—	50	444	501
Total	$1,821	$—	$3,560	$5,381	$2,704	$31	$2,784	$5,519
____________________________
(1)The dates presented are intended to reflect the end of each quarterly period through the quarter ending August 31, 2017.
(2)Cumulative excess sources over uses of liquidity includes cash and time deposits.
(3)Long-term debt maturities also includes medium-term notes with an original maturity of less than one year.

The information presented above in Table 23 represents our best estimate of our funding requirements and how we expect to manage those requirements through August 31, 2017. We expect that these estimates will change quarterly based on the factors described above.

Primary Sources of Liquidity

Capital Market Debt Issuance

As a well-known seasoned issuer, we have the following effective shelf registration statements on file with the SEC for the issuance of debt:

•	unlimited amount of collateral trust bonds until September 2016;

•	unlimited amount of senior and subordinated debt securities, including medium-term notes, member capital securities and subordinated deferrable debt, until November 2017; and

•	daily liquidity fund notes for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until March 2019.

While we register member capital securities and the daily liquidity fund with the SEC, these securities are not available for sale to the general public. Medium-term notes are available for sale to both the general public and members. On March 31, 2016, we filed a new registration statement for the daily liquidity fund to replace the expiring registration statement for a total of $20,000 million with a $3,000 million limitation on the aggregate principal amount outstanding at any time until March 2019.

We issued a total of $1,450 million collateral trust bonds with an average coupon of 2.48% and maturities ranging between 2019 and 2025 during the nine months ended February 29, 2016. On February 16, 2016, we redeemed $300 million of 3.05% collateral trust bonds due March 1, 2016. The premium and unamortized issuance costs totaling $0.3 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2016.

Commercial paper issued through dealers totaled $955 million and represented 4% of total debt outstanding as of February 29, 2016.

Private Debt Issuance

We have access to liquidity from private debt issuances through note purchase agreements with Farmer Mac. Under the terms of our March 2011 note purchase agreement as amended, we can borrow up to $4,500 million at any time from the date of the agreement through January 11, 2020 and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period will not be extended beyond the remaining term. We borrowed a total of $430 million under the note purchase agreement with Farmer Mac during the nine months ended February 29, 2016. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had up to $2,187 million available under this revolving note purchase agreement with Farmer Mac as of February 29, 2016.

On July 31, 2015, we entered into a new revolving note purchase agreement with Farmer Mac totaling $300 million. Under the terms of the new agreement, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time. Each borrowing under the note purchase agreement is evidenced by a secured note setting forth the maturity date and other related terms. We had up to $300 million available under this revolving note purchase agreement with Farmer Mac as of February 29, 2016.

We also have access to unsecured notes payable under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program which supports the Rural Economic Development Loan and Grant program and provides guarantees to the FFB. During the nine months ended February 29, 2016, we borrowed $400 million under the Guaranteed Underwriter Program. As of February 29, 2016, we had up to $350 million available under committed loan facilities from the FFB as part of this program, of which a total of $100 million is available for advance through October 15, 2016 and a total of $250 million is available for advance through October 15, 2017. On March 29, 2016, we closed on a $250 million committed loan facility (“Series K”) from the FFB guaranteed by the RUS pursuant to the Guaranteed Underwriter Program. Under the Series K facility, we are able to borrow any time before January

15, 2019, with each advance having a final maturity no longer than 20 years from the advance date. This new commitment increases total funding available to CFC under committed loan facilities from the FFB to $600 million on a secured basis.

Member Loan Repayments

We expect long-term loan repayments from scheduled loan amortization and prepayments to be $1,247 million over the next 12 months.
Member Loan Interest Payments

During the nine months ended February 29, 2016, interest income on the loan portfolio was $750 million. For the past three fiscal years, interest income on the loan portfolio has averaged $948 million. As of February 29, 2016, 92% of the total loans outstanding had a fixed rate of interest, and 8% of loans outstanding had a variable rate of interest.

Bank Revolving Credit Agreements

Our bank revolving lines of credit may be used for general corporate purposes; however, we use them primarily as backup liquidity for dealer and member commercial paper. We had $3,420 million commitments under revolving credit agreements as of February 29, 2016 and May 31, 2015. Under our current revolving credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available under the facilities. On November 19, 2015, we amended and restated the $1,665 million three-year and $1,645 million five-year revolving credit agreements to extend the maturity dates to November 19, 2018 and November 19, 2020, respectively, from October 28, 2017 and October 28, 2019, respectively. Commitments of $25 million under the three-year agreement will expire at the prior maturity date of October 28, 2017. Commitments of $45 million under the five-year agreement will expire at the prior maturity date of October 28, 2019. Also, as part of the amendment, the commitments from three banks were increased by $45 million.

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

Table 24 presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of February 29, 2016 and May 31, 2015.

Table 24: Revolving Credit Agreements

	February 29, 2016			May 31, 2015
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Maturity	Annual Facility Fee (2)
3-year agreement	$25	$—	$25	$1,720	$—	$1,720	October 28, 2017	7.5 bps
5-year agreement	45	—	45	1,700	1	1,699	October 28, 2019	10 bps
3-year agreement	1,640	—	1,640	—	—	—	November 19, 2018	7.5 bps
5-year agreement	1,600	1	1,599	—	—	—	November 19, 2020	10 bps
Total	$3,310	$1	$3,309	$3,420	$1	$3,419
____________________________
(1) Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.
(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The revolving credit agreements do not contain a material adverse change clause or ratings triggers that limit the banks’ obligations to fund under the terms of the agreements, but we must be in compliance with their requirements to draw down on the facilities, including financial ratios. As shown below in Table 28, we were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of February 29, 2016.

Member Investments

Table 25 shows the components of our member investments included in total debt outstanding as of February 29, 2016 and May 31, 2015.

Table 25: Member Investments

	February 29, 2016		May 31, 2015		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$865,611	48%	$736,162	43%	$129,449
Select notes	741,927	100	671,635	100	70,292
Daily liquidity fund notes	544,503	100	509,131	100	35,372
Medium-term notes	563,012	17	618,170	18	(55,158)
Members’ subordinated certificates	1,444,515	100	1,505,420	100	(60,905)
Total	$4,159,568		$4,040,518		$119,050

Percentage of total debt outstanding	18%		19%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments averaged $4,194 million outstanding over the last three years. We view member investments as a more stable source of funding than capital market issuances.

Cash, Investments and Time Deposits

Cash and time deposits totaled $639 million as of February 29, 2016. The interest rate earned on the time deposits provides an overall benefit to our net interest yield. The total balance of cash and time deposits represents an additional source of liquidity that is available to support our operations.

Cash Flows from Operations

Cash flows provided by operating activities totaled $197 million for the nine months ended February 29, 2016, compared with $223 million for the same prior-year period. Our cash flows from operating activities are driven primarily by a combination of cash flows from operations and the timing and amount of loan interest payments we received compared with interest payments we made on our debt.

Primary Uses of Liquidity

Loan Advances

Loan advances are either from new loans approved to a borrower or from the unadvanced portion of loans previously approved. Unadvanced loan commitments totaled $13,312 million as of February 29, 2016. Of that total, $2,457 million represented unadvanced commitments related to line of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we would be required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the loan. New advances under 22% of these $2,457 million committed line of credit loans would be advanced at rates determined by CFC based on our cost and, therefore, any increase in CFC’s costs to obtain funding required to make the advance could be passed on to the borrower. The other 78% of committed line of credit loans represent loan syndications where the pricing is set at a spread over a market index as agreed upon by all of the participating banks and market conditions at the time of syndication. The remaining $10,855 million of unadvanced loan commitments as of February 29, 2016 were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we would confirm that there has been no material adverse change in the borrower's business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements. Historically, we have not experienced significant loan advances from the long-term unadvanced loan amounts that are subject to material adverse change clauses at the time of the loan advance. We have a very low historical average utilization rate on all our line of credit facilities, including committed line of credit facilities. Unadvanced commitments related to line of credit loans are typically revolving facilities for periods not to exceed five years. Long-term unadvanced commitments generally expire five years from the date of the loan agreement. These reasons, together with the other limitations on advances as described above, all contribute to our expectation that the majority of the unadvanced commitments reported will expire without being fully drawn upon and that the total commitment amount does not necessarily represent future cash funding requirements as of February 29, 2016.

We currently expect to make long-term loan advances to our members totaling approximately $1,959 million over the next 12 months.

Principal Repayments on Long-Term Debt

Table 26 summarizes the principal amount of long-term debt, subordinated deferrable debt and members' subordinated certificates maturing by fiscal year and thereafter as of February 29, 2016.

Table 26: Principal Maturity of Long-Term Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
May 31, 2016	$298,667	2%
May 31, 2017	2,228,194	12
May 31, 2018	1,055,087	5
May 31, 2019	2,198,050	11
May 31, 2020	1,060,481	6
Thereafter	12,426,050	64
Total	$19,266,529	100%
____________________________
(1)Excludes loan subordinated certificates totaling $101 million that amortize annually based on the outstanding balance of the related loan and $0.3 million in subscribed and unissued certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these certificates. Over the past fiscal year, annual amortization on these certificates was $11 million. In fiscal year 2015, amortization represented 10% of amortizing loan subordinated certificates outstanding.

Interest Expense and Derivative Cash Settlements

Interest expense totaled $504 million for the nine months ended February 29, 2016. Annual interest expense over the past three fiscal years has averaged $661 million. Net derivative cash settlements totaled $65 million for the nine months ended February 29, 2016 and averaged $71 million over the past three fiscal years.

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

February 29, 2016
	Senior Secured Debt	Senior Unsecured Debt	Commercial Paper	Outlook
Moody’s	A1	A2	P-1	Stable
S&P	A	A	A-1	Negative
Fitch	A+	A	F1	Stable

The notes payable to the FFB under the Guaranteed Underwriter Program of $4,786 million as of February 29, 2016 contain a rating trigger provision that pertains to our senior secured credit ratings from Moody’s, S&P and Fitch. A rating trigger event occurs if our senior secured debt does not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies. If our senior secured credit ratings fall below the levels listed above, the mortgage notes on deposit at that time, which totaled $5,405 million as of February 29, 2016, would be pledged as collateral rather than held on deposit. On March 29, 2016, in connection with the closing of the Series K facility, the mortgage notes held on deposit pursuant to the Guaranteed Underwriting Program were pledged and the rating trigger provision relating to the collateral was removed. Also, if during any portion of a fiscal year, our senior secured credit ratings fall below the levels listed above, we may not make cash patronage capital distributions in excess of 5% of total patronage capital.

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

There have been no changes in our ratings or outlook by Moody’s, S&P or Fitch since February 29, 2016.

Compliance with Debt Covenants

We were in compliance with all covenants and conditions under our revolving credit agreements and senior debt indentures as of February 29, 2016. Table 28 represents our required and actual financial ratios under the revolving credit agreements at or for the periods ended February 29, 2016 and May 31, 2015.

Table 28: Financial Ratios under Revolving Credit Agreements

		Actual
	Requirement	February 29, 2016	May 31, 2015

Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.27	1.28

Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30

Maximum ratio of adjusted senior debt-to-total equity (1)	10.00	6.31	5.93

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

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness for purposes of this provision of all three revolving credit agreements was $7,114 million as of February 29, 2016.

The revolving credit agreements limit total investments in foreclosed assets held by CAH to $275 million without consent by the required banks. These investments did not exceed this limit as of February 29, 2016.

Table 29 summarizes our required and actual financial ratios, as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets, as of February 29, 2016 and May 31, 2015.

Table 29: Financial Ratios under Indentures

		Actual
	Requirement	February 29, 2016	May 31, 2015
Maximum ratio of adjusted senior debt to total equity (1)	20.00	8.83	7.41
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

MARKET RISK

Interest rate risk represents our primary market risk. We are subject to interest rate risk because our assets and liabilities may mature or reprice at different times, at the same time but by different amounts, short-term and long-term interest rates may change by different amounts or the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.

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

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter into pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 8% of our total loan portfolio as of February 29, 2016 and May 31, 2015.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 30 shows the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of February 29, 2016.

Table 30: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/16	Two Years 6/1/16 to 5/31/18	Two Years 6/1/18 to 5/31/20	Five Years 6/1/20 to 5/31/25	Ten Years 6/1/25 to 5/31/35	6/1/35 and Thereafter	Total
Asset amortization and repricing	$416	$4,049	$2,905	$5,333	$5,936	$2,663	$21,302
Liabilities and members’ equity:
Long-term debt	$169	$3,829	$3,316	$4,853	$4,042	$1,466	$17,675
Subordinated certificates	8	48	40	670	296	751	1,813
Members’ equity (1)	—	—	26	89	569	607	1,291
Total liabilities and members’ equity	$177	$3,877	$3,382	$5,612	$4,907	$2,824	$20,779
Gap (2)	$239	$172	$(477)	$(279)	$1,029	$(161)	$523

Cumulative gap	239	411	(66)	(345)	684	523
Cumulative gap as a % of total assets	0.98%	1.68%	(0.27)%	(1.41)%	2.80%	2.14%
Cumulative gap as a % of adjusted total assets(3)	0.98	1.69	(0.27)	(1.42)	2.82	2.15
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

We had $21,302 million of fixed-rate loans amortizing or repricing as of February 29, 2016. These assets were funded by $17,675 million of fixed-rate liabilities maturing during the next 30 years and $3,104 million of members’ equity and members’ subordinated certificates. A portion of members' equity does not have a scheduled maturity. The difference, or gap, of $523 million reflects the amount of fixed-rate assets that are funded with short-term debt as of February 29, 2016. The gap of $523 million represented 2.14% of total assets and 2.15% of total assets excluding derivative assets, or adjusted total assets, as of February 29, 2016.

Our Asset Liability Committee provides oversight over maintaining our interest rate position within prescribed policy limits using approved strategies. Our primary strategies for managing our exposure to interest rate risk include the use of derivatives and limiting the amount of fixed-rate assets that can be funded by short-term debt to a specified percentage of adjusted total assets based on market conditions. Funding fixed-rate loans with short-term debt increases interest rate and liquidity risk, as the maturing debt would need to be replaced to fund the fixed-rate loans through their repricing or maturity date. We discuss how we manage our liquidity risk above under “Liquidity Risk.”

We maintain an unmatched position on our fixed-rate assets within a limited percentage of adjusted total assets. The limited unmatched position is intended to provide flexibility to ensure that we are able to match the current maturing portion of long-term fixed rate loans based on maturity date and the opportunity in the current low interest rate environment to maximize the gross yield on our fixed rate assets without taking what we would consider to be excessive risk.

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

Statements of Operations Non-GAAP Adjustments and Calculation of Adjusted TIER

Table 31 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 31: Adjusted Financial Measures — Income Statement

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest expense	$(171,189)	$(156,850)	$(504,013)	$(471,677)
Plus: Derivative cash settlements	(22,556)	(21,512)	(65,285)	(63,377)
Adjusted interest expense	$(193,745)	$(178,362)	$(569,298)	$(535,054)

Net interest income	$82,444	$81,890	$252,061	$239,589
Less: Derivative cash settlements	(22,556)	(21,512)	(65,285)	(63,377)
Adjusted net interest income	$59,888	$60,378	$186,776	$176,212

Net loss	$(174,382)	$(34,196)	$(155,775)	$(49,496)
Less: Derivative forward value	220,480	77,258	290,952	159,832
Adjusted net income	$46,098	$43,062	$135,177	$110,336

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and therefore economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER Calculation

Table 32 presents our TIER and adjusted TIER for the three and nine months ended February 29, 2016 and February 28, 2015.

Table 32: TIER and Adjusted TIER

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
TIER (1)	(0.02)	0.78	0.69	0.90

Adjusted TIER (2)	1.24	1.24	1.24	1.21
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 33 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and these financial measures adjusted to exclude the non-cash effects of derivatives adjustments, to subtract debt used to fund loans that are guaranteed by RUS from total liabilities, and to subtract from total liabilities, and add to total equity, debt with equity characteristics.

Table 33: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	February 29, 2016	May 31, 2015
Total liabilities	$23,676,529	$21,934,273
Less:
Derivative liabilities	(688,998)	(408,382)
Debt used to fund loans guaranteed by RUS	(174,990)	(179,241)
Subordinated deferrable debt	(395,754)	(395,699)
Subordinated certificates	(1,444,515)	(1,505,420)
Adjusted liabilities	$20,972,272	$19,445,531

Total equity	$716,496	$911,786
Less:
Prior year cumulative derivative forward value adjustments	299,274	185,181
Current year-to-date derivative forward value losses, net	290,952	114,093
Accumulated other comprehensive income (1)	(4,685)	(5,371)
Plus:
Subordinated certificates	1,444,515	1,505,420
Subordinated deferrable debt	395,754	395,699
Adjusted total equity	$3,142,306	$3,106,808
Guarantees (2)	$915,359	$986,500

____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $5 million and $4 million of accumulated other comprehensive income as of February 29, 2016 and May 31, 2015, respectively, related to the unrecognized gains on our investments. It also excludes $4 million of accumulated other comprehensive loss related to foreclosed assets as of February 29, 2016 and May 31, 2015 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 34 presents the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of February 29, 2016 and May 31, 2015.

Table 34: Leverage and Debt-to-Equity Ratios

	February 29, 2016	May 31, 2015
Leverage ratio (1)	34.32	25.14
Adjusted leverage ratio (2)	6.97	6.58
Debt-to-equity ratio (3)	33.04	24.06
Adjusted debt-to-equity ratio (4)	6.67	6.26
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

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest income	$253,633	$238,740	$756,074	$711,266
Interest expense	(171,189)	(156,850)	(504,013)	(471,677)
Net interest income	82,444	81,890	252,061	239,589
Provision for loan losses	1,735	(2,304)	(4,067)	3,475
Net interest income after provision for loan losses	84,179	79,586	247,994	243,064
Non-interest income:
Fee and other income	5,604	5,020	17,336	19,249
Derivative losses	(243,036)	(98,770)	(356,237)	(223,209)
Results of operations of foreclosed assets	1,472	(1,369)	1,605	(33,059)
Total non-interest income	(235,960)	(95,119)	(337,296)	(237,019)
Non-interest expense:
Salaries and employee benefits	(11,346)	(10,949)	(33,779)	(32,274)
Other general and administrative expenses	(11,006)	(7,059)	(31,639)	(22,514)
Losses on early extinguishment of debt	(333)	(703)	(333)	(703)
Other	(509)	(7)	(875)	50
Total non-interest expense	(23,194)	(18,718)	(66,626)	(55,441)
Loss before income taxes	(174,975)	(34,251)	(155,928)	(49,396)
Income tax benefit (expense)	593	55	153	(100)
Net loss	(174,382)	(34,196)	(155,775)	(49,496)
Less: Net loss attributable to noncontrolling interests	1,401	217	1,982	213
Net loss attributable to CFC	$(172,981)	$(33,979)	$(153,793)	$(49,283)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net loss	$(174,382)	$(34,196)	$(155,775)	$(49,496)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	(2,297)	1,644	589	5,246
Reclassification of derivative gains to net income	(218)	(239)	(689)	(722)
Defined benefit plan adjustments	43	(1,062)	131	(1,062)
Other comprehensive income (loss)	(2,472)	343	31	3,462
Total comprehensive loss	(176,854)	(33,853)	(155,744)	(46,034)
Less: Total comprehensive loss attributable to noncontrolling interests	1,402	220	1,985	221
Total comprehensive loss attributable to CFC	$(175,452)	$(33,633)	$(153,759)	$(45,813)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 29, 2016	May 31, 2015
Assets:
Cash and cash equivalents	$299,024	$248,836
Restricted cash	4,268	485
Time deposits	340,000	485,000
Investment securities available for sale, at fair value	85,061	84,472
Loans to members	23,144,099	21,469,017
Less: Allowance for loan losses	(37,918)	(33,690)
Loans to members, net	23,106,181	21,435,327
Accrued interest and other receivables	179,212	197,828
Fixed assets, net	110,597	110,540
Debt service reserve funds	17,151	25,602
Foreclosed assets, net	118,411	116,507
Derivative assets	104,535	115,276
Other assets	28,585	26,186
Total assets	$24,393,025	$22,846,059

Liabilities:
Accrued interest payable	$185,758	$123,697
Debt outstanding:
Short-term debt	3,309,020	3,127,754
Long-term debt	17,527,497	16,244,794
Subordinated deferrable debt	395,754	395,699
Members’ subordinated certificates:
Membership subordinated certificates	629,977	645,035
Loan and guarantee subordinated certificates	594,492	640,889
Member capital securities	220,046	219,496
Total members’ subordinated certificates	1,444,515	1,505,420
Total debt outstanding	22,676,786	21,273,667
Deferred income	65,548	75,579
Derivative liabilities	688,998	408,382
Other liabilities	59,439	52,948
Total liabilities	23,676,529	21,934,273

Commitments and contingencies

Equity:
CFC equity:
Retained equity	686,417	880,242
Accumulated other comprehensive income	4,114	4,080
Total CFC equity	690,531	884,322
Noncontrolling interests	25,965	27,464
Total equity	716,496	911,786
Total liabilities and equity	$24,393,025	$22,846,059

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786
Net loss	—	—	—	(153,793)	(153,793)	—	(153,793)	(1,982)	(155,775)
Other comprehensive income	—	—	—	—	—	34	34	(3)	31
Patronage capital retirement	—	(39,384)	—	—	(39,384)	—	(39,384)	—	(39,384)
Other	(648)	—	(429)	429	(648)	—	(648)	486	(162)
Balance as of February 29, 2016	$2,095	$629,596	$501,302	$(446,576)	$686,417	$4,114	$690,531	$25,965	$716,496

Balance as of May 31, 2014	$2,751	$630,340	$485,447	$(178,650)	$939,888	$3,649	$943,537	$26,837	$970,374
Net loss	—	—	—	(49,283)	(49,283)	—	(49,283)	(213)	(49,496)
Other comprehensive income	—	—	—	—	—	3,470	3,470	(8)	3,462
Patronage capital retirement	—	(39,662)	—	—	(39,662)	—	(39,662)	—	(39,662)
Other	(638)	(1)	1	—	(638)	—	(638)	464	(174)
Balance as of February 28, 2015	$2,113	$590,677	$485,448	$(227,933)	$850,305	$7,119	$857,424	$27,080	$884,504

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss	$(155,775)	$(49,496)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(15,792)	(8,730)
Amortization of debt issuance costs and deferred charges	6,253	5,440
Amortization of discount on long-term debt	6,433	4,424
Amortization of issuance costs for revolving bank lines of credit	4,242	4,725
Depreciation	5,592	4,693
Provision for loan losses	4,067	(3,475)
Results of operations of foreclosed assets	(1,605)	33,059
Derivative forward value	290,952	159,832
Changes in operating assets and liabilities:
Accrued interest and other receivables	125	3,137
Accrued interest payable	62,061	66,585
Deferred income	5,760	7,091
Other	(14,849)	(4,524)
Net cash provided by operating activities	197,464	222,761
Cash flows from investing activities:
Advances on loans	(6,765,131)	(6,409,934)
Principal collections on loans	5,090,296	5,673,899
Net investment in fixed assets	(5,992)	(7,181)
Proceeds from foreclosed assets	4,050	13,088
Investments in foreclosed assets	(4,349)	(7,650)
Proceeds from sale of time deposits	145,000	165,000
Investments in equity securities available for sale	—	(25,000)
Change in restricted cash	(3,782)	485
Net cash used in investing activities	(1,539,908)	(597,293)
Cash flows from financing activities:
Proceeds from issuances of (repayments of) short-term debt, net	239,235	(879,998)
Proceeds from issuances of short-term debt with original maturity greater than 90 days	455,065	391,974
Repayments of short term-debt with original maturity greater than 90 days	(513,034)	(397,447)
Payments for issuance costs for revolving bank lines of credit	(3,211)	(3,249)
Proceeds from issuance of long-term debt	2,678,713	2,245,478
Payments for retirement of long-term debt	(1,408,641)	(912,614)
Proceeds from issuance of members’ subordinated certificates	4,973	74,657
Payments for retirement of members’ subordinated certificates	(21,618)	(145,015)
Payments for retirement of patronage capital	(38,850)	(39,198)
Net cash provided by financing activities	1,392,632	334,588
Net increase (decrease) in cash and cash equivalents	50,188	(39,944)
Beginning cash and cash equivalents	248,836	338,715
Ending cash and cash equivalents	$299,024	$298,771

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$425,024	$390,503
Cash paid for income taxes	72	130
Non-cash financing and investing activities:
Subordinated certificates applied against loan balances	$711	$228
Noncontrolling interest patronage capital applied against loan balances	8	—
Net decrease in debt service reserve funds/debt service reserve certificates	(8,451)	(13,751)

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. CFC had guaranteed $49 million of NCSC debt, derivative instruments and guarantees with third parties, and CFC’s maximum potential exposure for these instruments totaled $53 million as of February 29, 2016. The maturities for NCSC obligations guaranteed by CFC extend through 2032. Guarantees of NCSC debt and derivative instruments are not included in “Note 10—Guarantees” because the debt and derivatives are reported on the condensed consolidated balance sheets. CFC guaranteed $2 million of RTFC guarantees with third parties as of February 29, 2016. The maturities for RTFC obligations guaranteed by CFC extend through 2017 and are renewed on an annual basis. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC, respectively. RTFC had total assets of $464 million including loans outstanding to members of $358 million, and NCSC had total assets of $711 million including loans outstanding of $697 million as of February 29, 2016. CFC had committed to lend RTFC up to $4,000 million, of which $340 million was outstanding, as of February 29, 2016. CFC had committed to provide up to $3,000 million of credit to NCSC, of which $725 million was outstanding, representing $676 million of outstanding loans and $49 million of credit enhancements as of February 29, 2016.

Interest Income

Interest income on loans is recognized using the effective interest method. The following table presents the components of interest income for the three and nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest on long-term fixed-rate loans(1)	$240,933	$224,770	$716,736	$669,121
Interest on long-term variable-rate loans	5,077	4,836	14,919	15,099
Interest on line of credit loans	6,335	6,707	18,919	20,335
Interest on restructured loans	163	—	293	10
Interest on nonperforming loans	81	—	110	—
Interest on investments	1,323	2,395	5,905	6,516
Fee income(2)	(279)	32	(808)	185
Total interest income	$253,633	$238,740	$756,074	$711,266
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method. Also includes a small portion of conversion fees, which are intended to cover the administrative costs related to the conversion and are recognized into income immediately at conversion.
(2) Primarily related to amortization of loan origination costs and late payment fees. For the three and nine months ended February 29, 2016, it excludes loan upfront and arranger fees, which are not based on interest rates and are included in the fee and other income line of the condensed consolidated statements of operations.

Deferred income on the condensed consolidated balance sheets primarily consists of deferred loan conversion fees, which totaled $60 million and $70 million as of February 29, 2016 and May 31, 2015, respectively.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Expense

The following table presents the components of interest expense for the three and nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest expense on debt:(1)(2)(3)
Short-term debt	$4,387	$2,982	$10,311	$11,786
Medium-term notes	21,773	17,774	62,745	52,640
Collateral trust bonds	83,810	79,026	248,410	232,290
Subordinated deferrable debt	4,785	4,782	14,356	14,352
Subordinated certificates	15,022	15,280	45,425	48,131
Long-term notes payable	41,412	37,006	122,766	112,478
Total interest expense	$171,189	$156,850	$504,013	$471,677
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

Accounting Standards Adopted in Fiscal Year 2016

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance, which does not affect the recognition and measurement requirements for debt issuance costs, is effective for the first quarter of fiscal year 2017. However, we early-adopted this guidance in the first quarter of fiscal year 2016, and applied its provisions retrospectively, which resulted in the reclassification of unamortized debt issuance costs of $47 million as of May 31, 2015, from total assets on our condensed consolidated balance sheet to total debt outstanding. We previously presented debt issuance costs as a separate line item under total assets on our condensed consolidated balance sheets. Other than this reclassification, the adoption of the guidance did not impact our consolidated financial statements.

Recently Issued but Not Yet Adopted Accounting Standards

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective in the first quarter of fiscal year 2019. We are in the process of evaluating the impact of this update on our consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update is effective in the first quarter of fiscal year 2017. We do not expect the adoption of the update to have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers and will replace most existing revenue recognition in GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral of the effective date of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The new accounting guidance, which does not apply to financial instruments, is effective beginning in the first quarter of fiscal year 2018. We do not expect the new guidance to have a material impact on our consolidated financial statements, as CFC’s primary business and source of revenue is from lending.

NOTE 2—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which are classified as available for sale, as of February 29, 2016 and May 31, 2015.

	February 29, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$687	$—	$30,687
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,920	—	26,920
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	60	—	25,060
Farmer Mac—Class A Common Stock	538	1,856	—	2,394
Total available-for-sale investment securities	$80,538	$4,523	$—	$85,061

	May 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$264	$—	$30,264
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,250	—	26,250
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	900	—	25,900
Farmer Mac—Class A Common Stock	538	1,520	—	2,058
Total available-for-sale investment securities	$80,538	$3,934	$—	$84,472

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We did not have any investment securities in an unrealized loss position as of February 29, 2016 and May 31, 2015. For additional information regarding the unrealized gains (losses) recorded on our available-for-sale investment securities, see “Note 9—Equity—Accumulated Other Comprehensive Income ”.

NOTE 3—LOANS AND COMMITMENTS

The table below presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments, by loan type and member class, as of February 29, 2016 and May 31, 2015.

	February 29, 2016		May 31, 2015
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term fixed-rate loans	$21,127,042	$—	$19,543,274	$—
Long-term variable-rate loans	718,193	4,402,860	698,495	4,835,623
Loans guaranteed by RUS	174,990	—	179,241	—
Line of credit loans	1,113,990	8,909,560	1,038,210	9,294,127
Total loans outstanding (3)	23,134,215	13,312,420	21,459,220	14,129,750
Deferred loan origination costs	9,884	—	9,797	—
Loans to members	$23,144,099	$13,312,420	$21,469,017	$14,129,750

Member class:(2)
CFC:
Distribution	$17,700,859	$9,045,185	$16,095,043	$9,474,568
Power supply	4,322,069	3,219,631	4,181,481	3,273,501
Statewide and associate	56,084	135,624	65,466	127,473
CFC total	22,079,012	12,400,440	20,341,990	12,875,542
RTFC	357,967	258,690	385,709	288,810
NCSC	697,236	653,290	731,521	965,398
Total loans outstanding(3)	$23,134,215	$13,312,420	$21,459,220	$14,129,750
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

Unadvanced Loan Commitments

Unadvanced loan commitments totaled $2,457 million and $2,765 million as of February 29, 2016 and May 31, 2015, respectively, related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of February 29, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Committed lines of credit	$2,457,435	$11,000	$125,377	$683,351	$673,109	$591,526	$373,072

The remaining unadvanced commitments totaling $10,855 million and $11,365 million as of February 29, 2016 and May 31, 2015, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

The following table summarizes the available balance under unadvanced commitments as of February 29, 2016 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2016	2017	2018	2019	2020	Thereafter
Line of credit loans	$8,909,560	$280,881	$5,200,892	$1,120,869	$909,795	$742,503	$654,620
Long-term loans	4,402,860	126,400	1,029,474	700,609	1,078,147	882,742	585,488
Total	$13,312,420	$407,281	$6,230,366	$1,821,478	$1,987,942	$1,625,245	$1,240,108

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

Loan Sales

We transfer some of our loans to third parties, generally at par value, under our direct loan sale program. Our loan transfers meet the applicable accounting criteria for sale accounting. Accordingly, we remove the loans from our condensed consolidated balance sheets when control has been surrendered and recognize a gain or loss. Because the loans are sold at par, we record immaterial losses on the sale of these loans for unamortized deferred loan origination costs.We retain the servicing performance obligations on these loans and recognize related servicing fees on an accrual basis over the period for which servicing activity is provided, as we believe the servicing fee represents adequate compensation. We do not hold any continuing interest in the loans sold to date other than servicing performance obligations. We have no obligation to repurchase loans from the purchaser, except in the case of breaches of representations and warranties.

We sold CFC loans with outstanding balances totaling $84 million and $25 million, at par for cash, during the nine months ended February 29, 2016 and February 28, 2015, respectively.

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. Our goal is to provide a balance between the credit needs of our members while also ensuring sound credit quality of our loan portfolio. Payment status and internal risk rating trends are indicators, among others, of the level of credit risk within our loan portfolios. As part of our strategy to reduce our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015. Under this agreement, we may designate certain loans, as approved by Farmer Mac,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We have designated, and Farmer Mac has approved an initial tranche of loans with an aggregate outstanding principal balance of $520 million as of August 31, 2015, which were reduced by subsequent loan principal payments to $511 million as of February 29, 2016. We are paying Farmer Mac a monthly fee based on the unpaid principal balance of the loans in the tranche(s) for the commitment to purchase loans under the agreement.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of February 29, 2016 and May 31, 2015.

	February 29, 2016
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$17,700,859	$—	$—	$—	$17,700,859	$—
Power supply	4,322,069	—	—	—	4,322,069	—
Statewide and associate	56,084	—	—	—	56,084	—
CFC total	22,079,012	—	—	—	22,079,012	—
RTFC	354,461	—	3,506	3,506	357,967	5,864
NCSC	697,236	—	—	—	697,236	—
Total loans outstanding	$23,130,709	$—	$3,506	$3,506	$23,134,215	$5,864

As a % of total loans	99.98%	—%	0.02%	0.02%	100.00%	0.03%

	May 31, 2015
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$16,095,043	$—	$—	$—	$16,095,043	$7,221
Power supply	4,181,481	—	—	—	4,181,481	—
Statewide and associate	65,466	—	—	—	65,466	—
CFC total	20,341,990	—	—	—	20,341,990	7,221
RTFC	385,709	—	—	—	385,709	4,221
NCSC	731,521	—	—	—	731,521	294
Total loans outstanding	$21,459,220	$—	$—	$—	$21,459,220	$11,736

As a % of total loans	100.00%	—%	—%	—%	100.00%	0.05%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of February 29, 2016 and May 31, 2015.

	February 29, 2016			May 31, 2015
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$17,667,879	$32,980	$17,700,859	$16,062,516	$32,527	$16,095,043
Power supply	4,322,069	—	4,322,069	4,181,481	—	4,181,481
Statewide and associate	55,827	257	56,084	65,200	266	65,466
CFC total	22,045,775	33,237	22,079,012	20,309,197	32,793	20,341,990
RTFC	344,886	13,081	357,967	373,087	12,622	385,709
NCSC	694,268	2,968	697,236	727,159	4,362	731,521
Total loans outstanding	$23,084,929	$49,286	$23,134,215	$21,409,443	$49,777	$21,459,220

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended February 29, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2015	$27,700	$5,918	$5,982	$39,600
Provision for loan losses	(2,136)	798	(397)	(1,735)
Recoveries	53	—	—	53
Balance as of February 29, 2016	$25,617	$6,716	$5,585	$37,918

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2014	$41,185	$5,027	$4,545	$50,757
Provision for loan losses	2,366	(193)	131	2,304
Recoveries	53	—	—	53
Balance as of February 28, 2015	$43,604	$4,834	$4,676	$53,114

	Nine Months Ended February 29, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690
Provision for loan losses	1,740	2,183	144	4,067
Recoveries	161	—	—	161
Balance as of February 29, 2016	$25,617	$6,716	$5,585	$37,918

	Nine Months Ended February 28, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2014	$45,600	$4,282	$6,547	$56,429
Provision for loan losses	(2,156)	552	(1,871)	(3,475)
Recoveries	160	—	—	160
Balance as of February 28, 2015	$43,604	$4,834	$4,676	$53,114

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 29, 2016 and May 31, 2015.

	February 29, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$25,617	$2,162	$5,585	$33,364
Individually evaluated	—	4,554	—	4,554
Total ending balance of the allowance	$25,617	$6,716	$5,585	$37,918

Recorded investment in loans:
Collectively evaluated	$22,072,296	$344,886	$697,236	$23,114,418
Individually evaluated	6,716	13,081	—	19,797
Total recorded investment in loans	$22,079,012	$357,967	$697,236	$23,134,215

Loans to members, net (1)	$22,053,395	$351,251	$691,651	$23,096,297

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
____________________________
(1) Excludes deferred origination costs of $10 million as of February 29, 2016 and May 31, 2015.

Impaired Loans

Our recorded investment in individually-impaired loans, which consists of the unpaid principal balance, and the related specific valuation allowance, by member class, as of February 29, 2016 and May 31, 2015 are summarized below.

	February 29, 2016		May 31, 2015
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC/Distribution	$6,716	$—	$7,221	$—
NCSC	—	—	294	—
Total	6,716	—	7,515	—

With a specific allowance recorded:
RTFC	13,081	4,554	4,221	395
Total	13,081	4,554	4,221	395
Total impaired loans	$19,797	$4,554	$11,736	$395

The tables below represent the average recorded investment in impaired loans and the interest income recognized, by member class, for the three and nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$6,716	$7,221	$130	$—
NCSC	—	312	—	—
RTFC	13,362	1,580	113	—
Total impaired loans	$20,078	$9,113	$243	$—

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC/Distribution	$6,884	$7,342	$260	$—
NCSC	—	334	—	10
RTFC	9,092	1,656	142	—
Total impaired loans	$15,976	$9,332	$402	$10

Troubled Debt Restructured (“TDR”) and Nonperforming Loans

TDR Loans

The table below summarizes modified loans accounted for and reported as TDRs, the performance status of the loan, and the related unadvanced commitments, by member class, as of February 29, 2016 and May 31, 2015.

	February 29, 2016			May 31, 2015
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments(1)	Loans Outstanding	% of Total Loans	Unadvanced Commitments(1)
TDR loans:
Nonperforming TDR loans:
RTFC	$3,506		$—	$—		$—
Total nonperforming TDR loans	3,506	0.02%	—	—	—%	—

Performing TDR loans:
CFC/Distribution(2)	6,716		—	7,221		—
NCSC	—		—	294		—
RTFC	7,217		—	4,221		—
Total performing TDR loans	13,933	0.06	—	11,736	0.05	—
Total TDR loans	$17,439	0.08%	$—	$11,736	0.05%	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) A borrower in this category also had a line of credit loan outstanding that was classified as performing as of February 29, 2016 and May 31, 2015. Unadvanced commitments related to this line of credit loan totaled $3 million and $2 million as of February 29, 2016 and May 31, 2015, respectively.

All loans classified as performing TDR loans were performing in accordance with the terms of the restructured loan agreement as of February 29, 2016 and May 31, 2015. The TDR loans classified as performing as of May 31, 2015 were on nonaccrual status as of that date. These loans were returned to accrual status during the nine months ended February 29, 2016.

Nonperforming Loans

The table below summarizes nonperforming loans and the related unadvanced commitments, by member class, as of February 29, 2016 and May 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 29, 2016			May 31, 2015
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments(1)	Loans Outstanding	% of Total Loans	Unadvanced Commitments(1)
Nonperforming loans:
RTFC	$2,358		$—	$—		$—
Total nonperforming loans	$2,358	0.01%	$—	$—	—%	$—
____________________________
(1) The interest rate on unadvanced commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.

The following table shows foregone interest income as a result of holding loans on nonaccrual status for the three and nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Nonperforming loans	$2	$23	$14	$74
Performing TDR loans	—	132	166	396
Nonperforming TDR loans	31	—	77	—
Total	$33	$155	$257	$470

Pledging of Loans and Loans on Deposit

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds and notes payable to Farmer Mac and the amount of the corresponding debt outstanding as of February 29, 2016 and May 31, 2015, See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt”) for information on our borrowings.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	February 29, 2016	May 31, 2015
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$7,335,292	$6,551,836
RUS guaranteed loans qualifying as permitted investments	152,966	156,665
Total pledged collateral	$7,488,258	$6,708,501
Collateral trust bonds outstanding	6,747,711	6,197,711

1994 indenture:
Distribution system mortgage notes	$852,944	$905,656
Collateral trust bonds outstanding	800,000	855,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,736,592	$2,160,805
Notes payable outstanding	2,312,616	1,910,688

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$17,656	$19,260
Cash	—	485
Total pledged collateral	$17,656	$19,745
Notes payable outstanding	14,871	16,529

We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the Federal Financing Bank (“FFB”) of the United States Treasury issued under the Guaranteed Underwriter Program of the USDA (the “Guaranteed Underwriter Program”). See “Note 5—Short-Term Debt and Credit Arrangements” and “Note 6—Long-Term Debt.”

The following table shows the collateral on deposit and the amount of the corresponding debt outstanding as of February 29, 2016 and May 31, 2015.

(Dollars in thousands)	February 29, 2016	May 31, 2015
FFB:
Distribution and power supply system mortgage notes on deposit	$5,404,553	$4,943,746
Notes payable outstanding	4,786,627	4,406,785

On March 29, 2016, we entered into a second amended restated and consolidated pledge agreement with RUS and U.S. Bank National Association to pledge all mortgage notes previously held on deposit pursuant to the Guaranteed Underwriter Program and, in connection with any advance, pledge collateral satisfactory to RUS pursuant to the terms of the facility. The agreement replaces the previous pledge agreement, dated December 13, 2012, and will govern all collateral under the Guaranteed Underwriting Program.

NOTE 4—FORECLOSED ASSETS

CAH is the only entity in which we held foreclosed assets as of February 29, 2016. CAH had total assets, which consisted primarily of property, plant and equipment and goodwill and other intangible assets of $164 million as of February 29, 2016. CAH had total liabilities of $241 million as of February 29, 2016 and an equity deficit of $77 million. CAH’s total liabilities

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included loans and interest payable to CFC, which have been eliminated in consolidation, of $190 million as of February 29, 2016.

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

Foreclosed Asset Activity

The table below summarizes amounts recorded in our consolidated financial statements for CAH as of and for the nine months ended February 29, 2016.

Nine Months Ended February 29, 2016
(Dollars in thousands)
Balance as of May 31, 2015	$116,507
Change in estimated net proceeds(1)	1,904
Balance as of February 29, 2016	$118,411
____________________________
(1)Included as a component of results of foreclosed assets on our consolidated statements of operations.

The amount recorded on our condensed consolidated balance sheet for CAH of $118 million as of February 29, 2016 reflects the expected net proceeds from the completion of the CAH sales transaction. The expected net proceeds is based on the contractual purchase price of $145 million, plus agreed-upon purchase price adjustments less estimated selling costs.

NOTE 5—SHORT-TERM DEBT AND CREDIT ARRANGEMENTS

The following is a summary of short-term debt outstanding as of February 29, 2016 and May 31, 2015.

(Dollars in thousands)	February 29, 2016	May 31, 2015
Short-term debt:
Commercial paper sold through dealers, net of discounts (1)	$954,884	$984,954
Commercial paper sold directly to members, at par (1)(2)	865,611	736,162
Select notes	741,927	671,635
Daily liquidity fund notes	544,503	509,131
Medium-term notes sold to members	202,095	225,872
Total short-term debt	$3,309,020	$3,127,754
____________________________
(1) Backup liquidity is provided by our revolving credit agreements.
(2) Includes commercial paper sold directly to associates and affiliates.

Revolving Credit Agreements

We had $3,420 million of commitments under revolving credit agreements as of February 29, 2016 and May 31, 2015.

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

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of February 29, 2016 and May 31, 2015.

	February 29, 2016			May 31, 2015
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Maturity	Annual Facility Fee (2)
3-year agreement	$25	$—	$25	$1,720	$—	$1,720	October 28, 2017	7.5 bps
5-year agreement	45	—	45	1,700	1	1,699	October 28, 2019	10 bps
3-year agreement	1,640	—	1,640	—	—	—	November 19, 2018	7.5 bps
5-year agreement	1,600	1	1,599	—	—	—	November 19, 2020	10 bps
Total	$3,310	$1	$3,309	$3,420	$1	$3,419
____________________________
(1)Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.
(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

The following represents our required and actual financial ratios under the revolving credit agreements as of February 29, 2016 and May 31, 2015.

		Actual
	Requirement	February 29, 2016	May 31, 2015
Minimum average adjusted TIER over the six most recent fiscal quarters(1)	1.025	1.27	1.28
Minimum adjusted TIER for the most recent fiscal year (1) (2)	1.05	1.30	1.30
Maximum ratio of adjusted senior debt to total equity (1)	10.00	6.31	5.93
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

We were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements as of February 29, 2016 and May 31, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—LONG-TERM DEBT

The following is a summary of long-term debt outstanding as of February 29, 2016 and May 31, 2015.

(Dollars in thousands)	February 29, 2016	May 31, 2015
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,793,119	$2,749,894
Medium-term notes sold to members	360,917	392,298
Subtotal medium-term notes	3,154,036	3,142,192
Unamortized discount	(580)	(706)
Debt issuance costs	(17,190)	(15,335)
Total unsecured medium-term notes	3,136,266	3,126,151
Guaranteed Underwriter Program notes payable	4,786,627	4,406,785
Debt issuance costs	(300)	(320)
Total Guaranteed Underwriter Program notes payable	4,786,327	4,406,465
Other unsecured notes payable	29,092	31,168
Unamortized discount	(527)	(626)
Debt issuance costs	(130)	(155)
Total other unsecured notes payable	28,435	30,387
Total unsecured notes payable	4,814,762	4,436,852
Total unsecured long-term debt	7,951,028	7,563,003
Secured long-term debt:
Collateral trust bonds	7,547,711	7,052,711
Unamortized discount	(268,024)	(271,201)
Debt issuance costs	(30,283)	(26,443)
Total collateral trust bonds	7,249,404	6,755,067
Farmer Mac notes payable	2,312,616	1,910,688
Other secured notes payable	14,871	16,529
Debt issuance costs	(422)	(493)
Total other secured notes payable	14,449	16,036
Total secured notes payable	2,327,065	1,926,724
Total secured long-term debt	9,576,469	8,681,791
Total long-term debt	$17,527,497	$16,244,794

Collateral Trust Bonds

During the nine months ended February 29, 2016, we issued a total of $1,450 million collateral trust bonds with an average coupon of 2.48% and maturities ranging between 2019 and 2025. On February 16, 2016, we redeemed $300 million of 3.05% collateral trust bonds due March 1, 2016. The premium and unamortized issuance costs totaling $0.3 million were recorded as a loss on early extinguishment of debt during the third quarter of fiscal year 2016.

Unsecured Notes Payable
As of February 29, 2016 and May 31, 2015, we had unsecured notes payable totaling $4,786 million and $4,407 million, respectively, outstanding under bond purchase agreements with the FFB and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the FFB. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of February 29, 2016, $4,786 million of unsecured notes payable outstanding under the Guaranteed Underwriter Program require us to place mortgage notes on deposit in an amount at least equal to the principal balance of the notes outstanding. See “Note 3—Loans and Commitments” for additional information on the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

mortgage notes held on deposit and the triggering events that result in these mortgage notes becoming pledged as collateral. During the nine months ended February 29, 2016, we borrowed $400 million under the Guaranteed Underwriter Program. As of February 29, 2016, we had up to $350 million available under committed loan facilities from the Federal Financing Bank as part of this program. We are required to maintain collateral on deposit in an amount at least equal to the balance of debt outstanding to the FFB under this program. On September 28, 2015, we received a commitment from RUS to guarantee a loan from the Federal Financing Bank for additional funding of $250 million as part of the Guaranteed Underwriter Program. As a result, we will have an additional $250 million available under the Guaranteed Underwriter Program with a 20-year maturity repayment period during the three-year period following the date of closing.

Secured Notes Payable

As of February 29, 2016 and May 31, 2015, secured notes payable include $2,313 million and $1,911 million, respectively, in debt outstanding to Farmer Mac under a note purchase agreement totaling $4,500 million. Under the terms of the note purchase agreement, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides CFC with a notice that the draw period would not be extended beyond the remaining term. During the nine months ended February 29, 2016, we borrowed a total of $430 million under the note purchase agreement with Farmer Mac. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

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

As of February 29, 2016 and May 31, 2015, we were in compliance with all covenants and conditions under our senior debt indentures.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

As of both February 29, 2016 and May 31, 2015, we had $396 million of 4.75% subordinated deferrable debt outstanding due in 2043. The outstanding balance is presented net of $4 million in unamortized debt issuance costs for both periods. Subordinated deferrable debt currently outstanding is callable at par on or after April 30, 2023.

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of other comprehensive income (“OCI”), to the extent that the hedge relationships are effective, and reclassified AOCI to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of operations.

We generally do not designate interest rate swaps, which represent the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). Net periodic cash settlements related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of February 29, 2016 and May 31, 2015.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 29, 2016 and May 31, 2015. The substantial majority of our interest rate exchange agreements use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	February 29, 2016			May 31, 2015
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,731,641	2.95%	0.61%	$5,776,533	3.15%	0.28%
Receive-fixed swaps	3,499,000	1.01	2.82	3,849,000	0.79	3.09
Total interest rate swaps	$10,230,641	2.29	1.36	$9,625,533	2.21	1.40

In addition to the notional amount of swaps shown in the chart above, we have $40 million notional amount of forward starting swaps with an effective date of June 30, 2016. As of February 29, 2016, the $40 million notional amount of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

forward starting swaps had a related fair value recorded on our condensed consolidated balance sheet. Because these swaps were not effective as of February 29, 2016, there have been no accrued cash settlement amounts as of this date.

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of February 29, 2016 and May 31, 2015.

	February 29, 2016		May 31, 2015
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$104,535	$3,499,000	$115,276	$3,448,615
Derivative liabilities	(688,998)	6,731,641	(408,382)	6,176,918
Total	$(584,463)	$10,230,641	$(293,106)	$9,625,533

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis based on individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of February 29, 2016 and May 31, 2015, and provides information on the impact of netting provisions and collateral pledged.

	February 29, 2016
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$104,535	$—	$104,535	$104,535	$—	$—
Derivative liabilities:
Interest rate swaps	688,998	—	688,998	104,535	—	584,463

	May 31, 2015
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$115,276	$—	$115,276	$115,276	$—	$—
Derivative liabilities:
Interest rate swaps	408,382	—	408,382	115,276	—	293,106

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 29, 2016 and February 28, 2015.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Derivative cash settlements	$(22,556)	$(21,512)	$(65,285)	$(63,377)
Derivative forward value	(220,480)	(77,258)	(290,952)	(159,832)
Derivative losses	$(243,036)	$(98,770)	$(356,237)	$(223,209)

Credit-Risk-Related Contingent Features

Our derivative contracts typically contain mutual credit rating downgrade provisions, referred to as rating triggers. Under the mutual rating trigger provisions, a counterparty may, but is not obligated to, terminate and settle the agreement if the credit rating of the other counterparty falls to a level specified in the agreement. Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 29, 2016. Moody’s had our ratings on stable outlook as of February 29, 2016, while S&P had our ratings on negative outlook as of February 29, 2016.

The table below displays the notional amounts of our derivative contracts with rating triggers as of February 29, 2016 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of mutual rating downgrade trigger:
Falls below A3/A-(1)	$63,295	$(19,794)	$—	$(19,794)
Falls below Baa1/BBB+	6,556,100	(348,858)	—	(348,858)
Falls to or below Baa2/BBB (2)	162,325	(3,955)	—	(3,955)
Falls below Baa3/BBB-	400,000	(31,606)	—	(31,606)
Total	$7,181,720	$(404,213)	$—	$(404,213)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $412 million as of February 29, 2016. There were no interest rate swaps with rating triggers that were in a net asset position as of February 29, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9—EQUITY

Total equity decreased by $195 million during the nine months ended February 29, 2016 to $716 million as of February 29, 2016. The decrease in total equity was primarily attributable to our net loss of $156 million for the period and patronage capital retirement of $39 million.

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

Equity includes the following components as of February 29, 2016 and May 31, 2015.

(Dollars in thousands)	February 29, 2016	May 31, 2015
Membership fees	$972	$976
Educational fund	1,123	1,767
Total membership fees and educational fund	2,095	2,743
Patronage capital allocated	629,596	668,980
Members' capital reserve	501,302	501,731
Unallocated net income (loss) (1)	129,999	(6,135)
Total members equity (1)	1,262,992	1,167,319
Prior years cumulative derivative forward value adjustments	(287,077)	(172,412)
Current year derivative forward value loss(2)	(289,498)	(114,665)
Cumulative derivative forward value adjustments	(576,575)	(287,077)
CFC retained equity	686,417	880,242
Accumulated other comprehensive income	4,114	4,080
Total CFC equity	690,531	884,322
Noncontrolling interests	25,965	27,464
Total equity	$716,496	$911,786
____________________________
(1) Excludes derivative forward value.
(2) Represents the derivative forward value income (loss) recorded by CFC for the year-to-date period.

Accumulated Other Comprehensive Income

The activity in the accumulated other comprehensive income account is summarized below by component as of and for the three and nine months ended February 29, 2016 and February 28, 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 29, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$6,820	$4,902	$(4,248)	$(889)	$6,585
Unrealized losses	(2,297)	—	—	—	(2,297)
Losses reclassified into earnings	—	—	—	43	43
Gains reclassified into earnings	—	(217)	—	—	(217)
Other comprehensive income (loss)	(2,297)	(217)	—	43	(2,471)
Ending balance	$4,523	$4,685	$(4,248)	$(846)	$4,114

	Three Months Ended February 28, 2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,241	$5,842	$(2,310)	$—	$6,773
Unrealized gains	1,644	—	—	—	1,644
Unrealized losses	—	—	—	(1,091)	(1,091)
Losses reclassified into earnings	—	—	—	29	29
Gains reclassified into earnings	—	(236)	—	—	(236)
Other comprehensive income	1,644	(236)	—	(1,062)	346
Ending balance	$4,885	$5,606	$(2,310)	$(1,062)	$7,119

	Nine Months Ended February 29, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,934	$5,371	$(4,248)	$(977)	$4,080
Unrealized gains	589	—	—	—	589
Losses reclassified into earnings	—	—	—	131	131
Gains reclassified into earnings	—	(686)	—	—	(686)
Other comprehensive income	589	(686)	—	131	34
Ending balance	$4,523	$4,685	$(4,248)	$(846)	$4,114

	Nine Months Ended February 28, 2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$(361)	$6,320	$(2,310)	$—	$3,649
Unrealized gains	5,246	—	—	—	5,246
Unrealized losses	—	—	—	(1,091)	(1,091)
Losses reclassified into earnings	—	—	—	29	29
Gains reclassified into earnings	—	(714)	—	—	(714)
Other comprehensive income	5,246	(714)	—	(1,062)	3,470
Ending balance	$4,885	$5,606	$(2,310)	$(1,062)	$7,119

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of February 29, 2016 and May 31, 2015.

(Dollars in thousands)	February 29, 2016	May 31, 2015
Total by type:
Long-term tax-exempt bonds	$476,860	$489,520
Letters of credit	324,710	382,233
Other guarantees	113,789	114,747
Total	$915,359	$986,500

Total by member class:
CFC:
Distribution	$132,391	$172,104
Power supply	745,640	763,746
Statewide and associate	17,085	17,025
CFC total	895,116	952,875
RTFC	1,574	1,574
NCSC	18,669	32,051
Total	$915,359	$986,500

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of February 29, 2016, our maximum potential exposure for the $70 million of fixed-rate tax-exempt bonds is $99 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $407 million and $418 million as of February 29, 2016 and May 31, 2015, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Our maximum potential exposure is secured by mortgage liens on all of the systems' assets and future revenue. If a system's debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $119 million is secured as of February 29, 2016. As of February 29, 2016 and May 31, 2015, the letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 29, 2016, we may be required to issue up to an additional $85 million in letters of credit to third parties for the benefit of our members. As of February 29, 2016, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of February 29, 2016 and May 31, 2015, we had $320 million and $434 million of guarantees, respectively, representing 35% and 44%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of February 29, 2016, we were the liquidity provider for a total of $483 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the nine months ended February 29, 2016, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of February 29, 2016 and May 31, 2015, we recorded a guarantee liability of $18 million and $20 million respectively, which represents the contingent and non-contingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability as of February 29, 2016 and May 31, 2015 was $1 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $17 million and $19 million as of February 29, 2016 and May 31, 2015, respectively, relates to our non-contingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recurring Fair Value Measurements

The table below presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of February 29, 2016 and May 31, 2015, and the classification level of the fair value methodology within the fair value measurement hierarchy.

	February 29, 2016			May 31, 2015
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities, available for sale	$85,061	$—	$85,061	$84,472	$—	$84,472
Deferred compensation investments	3,953	—	3,953	4,294	—	4,294
Derivative assets	—	104,535	104,535	—	115,276	115,276
Derivative liabilities	—	688,998	688,998	—	408,382	408,382

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the nine months ended February 29, 2016 and February 28, 2015.

Nonrecurring Fair Value

The table below presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of February 29, 2016 and May 31, 2015, and unrealized losses for the three and nine months ended February 29, 2016 and February 28, 2015.

	Level 3 Fair Value		Unrealized Losses Three Months Ended,		Unrealized Losses Nine Months Ended,
(Dollars in thousands)	February 29, 2016	May 31, 2015	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Impaired loans, net of specific reserves (1)	$8,527	$—	$(1,890)	$—	$(3,901)	$(943)
____________________________
(1) Excludes impaired loans for which there is no specific allowance recorded.

Significant Unobservable Level 3 Inputs

Impaired Loans

We utilize the fair value of the collateral underlying the loan or the estimated cash flows to determine the fair value and specific allowance for impaired loans. In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The valuation technique used to determine fair value of the impaired loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value for individually impaired loans is a multiple of earnings before interest, taxes, depreciation and amortization based on various factors (i.e., financial condition of the borrower). The significant unobservable inputs for estimating the fair value of impaired collateral-dependent loans are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any adjustments to our consolidated financial statements and disclosures.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Because of the limited amount of impaired loans as of February 29, 2016 and May 31, 2015, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value, and the classification level within the fair value measurement hierarchy, of our financial instruments as of February 29, 2016 and May 31, 2015.

	February 29, 2016		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$299,024	$299,024	$299,024	$—	$—
Restricted cash	4,268	4,268	4,268	—	—
Time deposits	340,000	340,000	—	340,000	—
Investment securities, available for sale	85,061	85,061	85,061	—	—
Deferred compensation investments	3,953	3,953	3,953	—	—
Loans to members, net	23,106,181	23,424,554	—	—	23,424,554
Accrued interest and other receivables	179,212	179,212	179,212	—	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	104,535	104,535	—	104,535	—

Liabilities:
Short-term debt	3,309,020	3,308,517	1,499,503	1,809,014	—
Long-term debt	17,527,497	18,611,196	—	11,311,512	7,299,684
Accrued interest payable	185,758	185,758	185,758	—	—
Guarantee liability	18,155	20,144	—	—	20,144
Derivative liabilities	688,998	688,998	—	688,998	—
Subordinated deferrable debt	395,754	389,220	—	389,220	—
Members’ subordinated certificates	1,444,515	1,444,539	—	—	1,444,539

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2015		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,836	$248,836	$248,836	$—	$—
Restricted cash	485	485	485	—	—
Time deposits	485,000	485,000	—	485,000	—
Investment securities, available for sale	84,472	84,472	84,472	—	—
Deferred compensation investments	4,294	4,294	4,294	—	—
Loans to members, net	21,435,327	21,961,048	—	—	21,961,048
Accrued interest and other receivables	197,828	197,828	197,828	—	—
Debt service reserve funds	25,602	25,602	25,602	—	—
Derivative instruments	115,276	115,276	—	115,276	—

Liabilities:
Short-term debt	3,127,754	3,127,541	1,494,131	1,633,410	—
Long-term debt	16,244,794	17,356,223	—	10,878,302	6,477,921
Accrued interest payable	123,697	123,697	123,697	—	—
Guarantee liability	19,917	22,545	—	—	22,545
Derivative instruments	408,382	408,382	—	408,382	—
Subordinated deferrable debt	395,699	406,000	—	406,000	—
Members’ subordinated certificates	1,505,420	1,505,444	—	—	1,505,444

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—SEGMENT INFORMATION

The following tables display segment results for the three and nine months ended February 29, 2016 and February 28, 2015, and assets attributable to each segment as of February 29, 2016 and February 28, 2015.

	Three Months Ended February 29, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$250,814	$11,367	$(8,548)	$253,633
Interest expense	(170,872)	(8,865)	8,548	(171,189)
Net interest income	79,942	2,502	—	82,444
Provision for loan losses	1,735	—	—	1,735
Net interest income after provision for loan losses	81,677	2,502	—	84,179
Non-interest income:
Fee and other income	5,341	984	(721)	5,604
Derivative losses	(240,363)	(2,673)	—	(243,036)
Results of operations of foreclosed assets	1,472	—	—	1,472
Total non-interest income	(233,550)	(1,689)	(721)	(235,960)
Non-interest expense:
General and administrative expenses	(20,266)	(2,341)	255	(22,352)
Losses on early extinguishment of debt	(333)	—	—	(333)
Other	(509)	(466)	466	(509)
Total non-interest expense	(21,108)	(2,807)	721	(23,194)
Loss before income taxes	(172,981)	(1,994)	—	(174,975)
Income tax benefit	—	593	—	593
Net loss	$(172,981)	$(1,401)	$—	$(174,382)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$235,616	$11,791	$(8,667)	$238,740
Interest expense	(156,489)	(9,028)	8,667	(156,850)
Net interest income	79,127	2,763	—	81,890
Provision for loan losses	(2,304)	—	—	(2,304)
Net interest income after provision for loan losses	76,823	2,763	—	79,586
Non-interest income:
Fee and other income	4,928	922	(830)	5,020
Derivative losses	(97,424)	(1,346)	—	(98,770)
Results of operations from foreclosed assets	(1,369)	—	—	(1,369)
Total non-interest income	(93,865)	(424)	(830)	(95,119)
Non-interest expense:
General and administrative expenses	(16,227)	(2,024)	243	(18,008)
Losses on early extinguishment of debt	(703)	—	—	(703)
Other	(7)	(587)	587	(7)
Total non-interest expense	(16,937)	(2,611)	830	(18,718)
Loss before income taxes	(33,979)	(272)	—	(34,251)
Income tax benefit	—	55	—	55
Net loss	$(33,979)	$(217)	$—	$(34,196)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 29, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$747,490	$34,693	$(26,109)	$756,074
Interest expense	(503,061)	(27,061)	26,109	(504,013)
Net interest income	244,429	7,632	—	252,061
Provision for loan losses	(4,067)	—	—	(4,067)
Net interest income after provision for loan losses	240,362	7,632	—	247,994
Non-interest income:
Fee and other income	16,020	3,898	(2,582)	17,336
Derivative losses	(352,153)	(4,084)	—	(356,237)
Results of operations of foreclosed assets	1,605	—	—	1,605
Total non-interest income	(334,528)	(186)	(2,582)	(337,296)
Non-interest expense:
General and administrative expenses	(58,419)	(7,762)	763	(65,418)
Losses on early extinguishment of debt	(333)	—	—	(333)
Other	(875)	(1,819)	1,819	(875)
Total non-interest expense	(59,627)	(9,581)	2,582	(66,626)
Loss before income taxes	(153,793)	(2,135)	—	(155,928)
Income tax benefit	—	153	—	153
Net loss	$(153,793)	$(1,982)	$—	$(155,775)

	February 29, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$23,095,053	$1,055,203	$(1,016,041)	$23,134,215
Deferred loan origination costs	9,884	—	—	9,884
Less: Allowance for loan losses	(37,918)	—	—	(37,918)
Loans to members, net	23,067,019	1,055,203	(1,016,041)	23,106,181
Other assets	1,270,625	120,001	(103,782)	1,286,844
Total assets	$24,337,644	$1,175,204	$(1,119,823)	$24,393,025

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$701,924	$34,926	$(25,584)	$711,266
Interest expense	(470,635)	(26,626)	25,584	(471,677)
Net interest income	231,289	8,300	—	239,589
Provision for loan losses	3,475	—	—	3,475
Net interest income after provision for loan losses	234,764	8,300	—	243,064
Non-interest income:
Fee and other income	18,800	2,653	(2,204)	19,249
Derivative losses	(219,656)	(3,553)	—	(223,209)
Results of operations from foreclosed assets	(33,059)	—	—	(33,059)
Total non-interest income	(233,915)	(900)	(2,204)	(237,019)
Non-interest expense:
General and administrative expenses	(49,479)	(6,039)	730	(54,788)
Losses on early extinguishment of debt	(703)			(703)
Other	50	(1,474)	1,474	50
Total non-interest expense	(50,132)	(7,513)	2,204	(55,441)
Loss before income taxes	(49,283)	(113)	—	(49,396)
Income tax expense	—	(100)	—	(100)
Net loss	$(49,283)	$(213)	$—	$(49,496)

	February 28, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$21,187,603	$1,117,252	$(1,102,456)	$21,202,399
Deferred loan origination costs	9,693	—	—	9,693
Less: Allowance for loan losses	(53,114)	—	—	(53,114)
Loans to members, net	21,144,182	1,117,252	(1,102,456)	21,158,978
Other assets	1,448,655	157,122	(115,834)	1,489,943
Total assets	$22,592,837	$1,274,374	$(1,218,290)	$22,648,921

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivatives.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue (“BIR”) alleging that RTFC owes tax or other amounts, plus interest, in connection with tax years 1996 and 1997, and 1999 through 2005. On September 4, 2015, RTFC filed a petition with the District Court of the Virgin Islands in response to the BIR's notice of deficiency. The BIR filed an answer to RTFC's petition with the District Court of the Virgin Islands on December 11, 2015. The matter remains pending before the court. RTFC believes that these allegations are without merit and will continue to contest this determination.

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

On March 29, 2016, we closed on a $250 million Series K committed loan facility from the FFB guaranteed by the United States of America, acting through the RUS. Under this Series K facility, CFC is able to borrow any time before January 15, 2019, with each advance having a final maturity not longer than 20 years from the advance date. We also entered into a second amended, restated and consolidated pledge agreement to pledge all mortgage notes previously held on deposit pursuant to the Guaranteed Underwriter Program and, in connection with any advance, pledge collateral satisfactory to RUS pursuant to the terms of the facility. Interest rates, including all fees (30 basis points of which are used to support the United States Department of Agriculture’s Rural Economic Development Loan and Grant Program), will be at a spread over comparable maturity Treasury Bonds as follows:

10 years or less            42.5 basis points
Greater than 10 years        55 basis points

This new commitment increases total funding available to CFC under committed loan facilities from the FFB to $600 million. The proceeds of the guaranteed loans are to be used by CFC to make loans for electrification (excluding generation) or telephone purposes, eligible for assistance under the Rural Electrification Act of 1936, as amended, or to refinance bonds or notes issued for such purposes.

The foregoing description is a summary and is qualified in its entirely by reference to the agreements themselves, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Series K Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of March 29, 2016 for up to $250,000,000
10.2*	—	Series K Future Advance Bond from the Registrant to the Federal Financing Bank dated as of March 29, 2016 for up to $250,000,000 maturing on January 15, 2039
10.3*	—	Second Amended, Restated and Consolidated Pledge Agreement dated as of March 29, 2016 between the Registrant, the Rural Utilities Service and U.S. Bank National Association
10.4*	—	Second Amended, Restated and Consolidated Bond Guarantee Agreement dated as of March 29, 2016 between the Registrant and the Rural Utilities Service
12*	—	Computation of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: April 4, 2016

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)