Form 10-Q
period 2016-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2016-10-11
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
OR

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

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	9
4	Derivative Average Notional Amounts and Average Interest Rates	11
5	Derivative Gains (Losses)	12
6	Loans Outstanding by Type and Member Class	14
7	Historical Retention Rate and Repricing Selection	15
8	Total Debt Outstanding	16
9	Member Investments	17
10	Unencumbered Loans	18
11	Collateral Pledged	18
12	Guarantees Outstanding	20
13	Maturities of Guarantee Obligations	20
14	Unadvanced Loan Commitments	21
15	Notional Maturities of Unadvanced Loan Commitments	21
16	Maturities of Notional Amount of Unconditional Committed Lines of Credit	22
17	Loan Portfolio Security Profile	23
18	Credit Exposure to 20 Largest Borrowers	25
19	TDR Loans	26
20	Allowance for Loan Losses	27
21	Rating Triggers for Derivatives	28
22	Short-Term Borrowings	29
23	Liquidity Reserve	30
24	Bank Revolving Credit Agreements	31
25	Issuances and Maturities of Long-Term and Subordinated Debt	32
26	Principal Maturity of Long-Term Debt and Subordinated Debt	33
27	Credit Ratings	33
28	Projected Sources and Uses of Liquidity	34
29	Financial Covenant Ratios Under Bank Revolving Line of Credit Agreements	35
30	Financial Ratios Under Debt Indentures	35
31	Interest Rate Gap Analysis	37
32	Adjusted Financial Measures — Income Statement	38
33	TIER and Adjusted TIER	39
34	Adjusted Financial Measures — Balance Sheet	39
35	Leverage and Debt-to-Equity Ratios	40

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members and the factors listed and described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“2016 Form 10-K”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Our financial statements include the consolidated accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from borrower defaults on loans or bankruptcy proceedings. RTFC is a taxable Subchapter T cooperative association that was established to provide private financing for the rural telecommunications industry. NCSC is a taxable cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. See “Item 1. Business—Overview” of our 2016 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the drivers of changes from period to period and the key measures used by management to evaluate performance, such as leverage ratios, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2016 Form 10-K and additional information contained in our 2016 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors,” as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three months ended August 31, 2016 and 2015, and as of August 31, 2016 and May 31, 2016. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our primary non-GAAP metrics include adjusted net income, adjusted net interest income and net interest yield, adjusted times interest earned ratio (“adjusted TIER”), adjusted debt-to-equity ratio and adjusted leverage ratio. The most comparable GAAP measures are net income, net interest income, TIER, debt-to-equity ratio and leverage ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and the financial covenants in our revolving credit agreements and debt indentures are based on adjusted TIER and the adjusted debt-to-equity ratio. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015	Change
Statement of operations
Interest income	$256,835	$246,116	4%
Interest expense	(181,080)	(165,700)	9
Net interest income	75,755	80,416	(6)
Provision for loan losses	(1,928)	(4,562)	(58)
Fee and other income	4,530	4,701	(4)
Derivative losses(1)	(188,293)	(12,017)	1,467
Results of operations of foreclosed assets	(1,112)	(1,921)	(42)
Operating expenses(2)	(20,859)	(22,835)	(9)
Other non-interest expense	(443)	(357)	24
Income (loss) before income taxes	(132,350)	43,425	(405)
Income tax expense	89	(330)	(127)
Net income (loss)	$(132,261)	$43,095	(407)%

Adjusted statement of operations
Adjusted interest expense(3)	$(204,470)	$(185,856)	10%
Adjusted net interest income(3)	52,365	60,260	(13)
Adjusted net income(3)	32,642	34,956	(7)

Ratios
Fixed-charge coverage ratio/TIER (4)	0.27	1.26	(99) bps
Adjusted TIER(3)	1.16	1.19	(3)

	August 31, 2016	May 31, 2016	Change
Balance sheet
Cash, investments and time deposits	$718,581	$632,480	14%
Loans to members(5)	23,566,225	23,162,696	2
Allowance for loan losses	(33,120)	(33,258)	—
Loans to members, net	23,533,105	23,129,438	2
Total assets	24,677,615	24,270,200	2
Short-term borrowings	3,151,411	2,938,848	7
Long-term debt	17,568,367	17,473,603	1
Subordinated deferrable debt	742,176	742,212	—
Members’ subordinated certificates	1,443,131	1,443,810	—
Total debt outstanding	22,905,085	22,598,473	1
Total liabilities	24,024,759	23,452,822	2
Total equity	652,856	817,378	(20)
Guarantees (6)	896,902	909,208	(1)

Ratios
Leverage ratio(7)	38.17	29.81	836 bps
Adjusted leverage ratio(3)	6.20	6.08	12
Debt-to-equity ratio(8)	36.80	28.69	811
Adjusted debt-to-equity ratio(3)	5.94	5.82	12
____________________________
— Change is less than one percent or not meaningful.
(1)Consists of derivative cash settlements and derivative forward value amounts. Derivative cash settlement amounts represent net periodic contractual interest accruals related to derivatives not designated for hedge accounting. Derivative forward value amounts represent changes in fair value during the period, excluding net periodic contractual accruals, related to derivatives not designated for hedge accounting and expense amounts reclassified into income related to the cumulative transition loss recorded in accumulated other comprehensive income as of June 1, 2001, as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet.
(2)Consists of the salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of operations.
(3)See “Non-GAAP Financial Measures” for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable GAAP measures.
(4)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods.
(5)Loans to members consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $10 million as of both August 31, 2016 and May 31, 2016.
(6)Reflects the total amount of member obligations for which CFC has guaranteed payment to a third party as of the end of each period. This amount represents our maximum exposure to loss, which significantly exceeds the guarantee liability recorded on our consolidated balance sheets as the guarantee liability is determined based on anticipated losses. See “Note 11—Guarantees” for additional information.
(7)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.
(8)Calculated based on total liabilities at period end divided by total equity at period end.

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio below 6.00-to-1.

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

Financial Performance

Reported Results

We reported a net loss of $132 million and a TIER of 0.27 for the quarter ended August 31, 2016 (“current quarter”), compared with net income of $43 million and a TIER of 1.26 for the same prior-year quarter. The variance in our reported results for the current quarter versus the same prior year quarter was primarily attributable to an increase in derivative losses of $176 million due to a decline in longer-term interest rates during the period. We also experienced a decrease in net interest income of $5 million, which was partially offset by a $3 million decrease in the provision for loan losses to $2 million. Our debt-to-equity ratio increased to 36.80-to-1 as of August 31, 2016, from 28.69-to-1 as of May 31, 2016, largely attributable to a reduction in equity as a result of the current quarter reported net loss of $132 million.

Adjusted Non-GAAP Results

Our adjusted net income totaled $33 million and our adjusted TIER was 1.16 for the current quarter, compared with adjusted net income of $35 million and adjusted TIER of 1.19 for the same prior-year quarter. Our adjusted net income for the current quarter reflected the impact of a decline in adjusted net interest income of $8 million, which was partially offset by the decrease in the provision for loan losses of $3 million and the decrease in operating expenses of $2 million. Our adjusted debt-to-equity ratio increased to 5.94-to-1 as of August 31, 2016, from 5.82-to-1 as of May 31, 2016.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $23,556 million as of August 31, 2016, an increase of $403 million, or 2%, from May 31, 2016. The increase was primarily due to increases in CFC distribution and power supply loans of $310 million and $36 million, respectively, which were largely attributable to members refinancing with us loans made by other lenders and member advances for capital investments.

CFC had long-term fixed-rate loans totaling $172 million that repriced during the three months ended August 31, 2016. Of this total, $142 million repriced to a new long-term fixed rate and $30 million repriced to a long-term variable rate.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the three months ended August 31, 2016, our debt volume also increased. Total debt outstanding was $22,905 million as of August 31, 2016, an increase of $307 million, or 1%, from May 31, 2016. The increase was primarily attributable to an increase in commercial paper outstanding of $174 million and an advance on August 30, 2016 of $100 million under committed loan facilities from the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA.

Sale of CAH

On July 1, 2016, the sale of Caribbean Asset Holdings, LLC (“CAH”) to ATN VI Holdings, LLC (“Buyer”) was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of August 31, 2016. Our net proceeds at closing totaled $109 million, which represents the purchase price of $144 million less agreed-upon purchase price adjustments as of the closing date. Upon closing, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. In connection with the sale, RTFC provided a loan in the amount of $60 million to Buyer to finance a portion of the transaction. ATN International, Inc., the parent corporation of Buyer, has provided a guarantee on an unsecured basis of Buyer’s obligations to RTFC pursuant to the financing.

The net proceeds at closing were subject to post-closing adjustments, which were due from Buyer within 60 days of the closing for review by us. The Buyer provided and we agreed upon a net amount due to us of approximately $1 million for post-closing adjustments. See “Consolidated Results of Operations—Non-Interest Income—Results of Operations of Foreclosed Assets” below in this Report and “Note 5—Foreclosed Assets” in our 2016 Form 10-K for additional information on the sale of CAH.

Outlook for the Next 12 Months

We currently expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months. Although we expect an increase in loans outstanding, we anticipate lower net interest income and adjusted net interest income over the next 12 months, primarily due to a continued decline in the average yield on our loan portfolio, coupled with an expected increase in interest expense.

Long-term debt scheduled to mature over the next 12 months totaled $2,460 million as of August 31, 2016. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed loan facilities and our ability to issue debt in the capital markets, to our members and in private placements to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. We also may consider the early redemption of certain maturing debt to reduce large debt maturity amounts when it is economically feasible. As of August 31, 2016, we had access to liquidity reserves totaling $6,946 million, which consisted of $631 million in cash and cash equivalents and time deposits, up to $500 million available under committed loan facilities from the Federal Financing Bank under the Guaranteed Underwriter Program, $3,309 million available under committed bank revolving lines of credit, up to $300 million available under a note purchase agreement with Farmer Mac executed during fiscal year 2016 and, subject to market conditions, up to $2,206 million available under the previously existing revolving note purchase agreement with Farmer Mac.

On September 28, 2016, we received a commitment from RUS to guarantee a loan of $375 million from the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA. The draw period for advances under this loan facility is three years, followed by a 20-year repayment period. Upon closing of the loan, we will have up to $875 million of committed loan facilities available for access under the Guaranteed Underwriter Program.

We believe we can continue to roll over the member outstanding short-term debt of $2,442 million as of August 31, 2016, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund, select notes and medium-term notes. We expect to continue to roll over our outstanding dealer commercial paper of $710 million as of August 31, 2016. We intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our revolving credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over.

Our goal is to maintain the adjusted debt-to-equity ratio at or below 6.00-to-1. Our adjusted debt-to-equity ratio was 5.94 as of August 31, 2016. We expect to maintain our adjusted debt-to-equity ratio at a level of 6.00 or below over the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K.

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the assumptions used in our critical accounting policies and estimates during the current quarter. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide information on the methodologies and key assumptions used in our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2016 Form 10-K. See “Item 1A. Risk Factors” in our 2016 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the three months ended August 31, 2016, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impact in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended August 31, 2016 and the three months ended August 31, 2015. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of August 31, 2016 and May 31, 2016. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three months ended August 31, 2016 and 2015, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
(Dollars in thousands)	2016			2015
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$21,625,527	$244,128	4.48%	$19,914,082	$232,202	4.64%
Long-term variable-rate loans	729,846	4,527	2.46	685,897	5,020	2.91
Line of credit loans	1,043,797	5,966	2.27	1,040,028	6,198	2.37
Restructured loans	17,223	218	5.02	11,407	—	—
Interest-based fee income(2)	—	(284)	—	—	71	—
Total loans	23,416,393	254,555	4.31	21,651,414	243,491	4.47
Cash, investments and time deposits	614,598	2,280	1.47	722,391	2,625	1.45
Total interest-earning assets	$24,030,991	$256,835	4.24%	$22,373,805	$246,116	4.38%
Other assets, less allowance for loan losses	662,248			873,048
Total assets	$24,693,239			$23,246,853

Liabilities:
Short-term debt	$2,924,285	$4,882	0.66%	$2,799,166	$2,542	0.36%
Medium-term notes	3,282,862	23,585	2.85	3,361,129	20,153	2.39
Collateral trust bonds	7,254,420	85,049	4.65	6,782,214	82,831	4.86
Long-term notes payable	7,113,046	43,129	2.41	6,550,307	40,085	2.43
Subordinated deferrable debt	742,155	9,426	5.04	400,000	4,783	4.76
Subordinated certificates	1,442,636	15,009	4.13	1,497,706	15,306	4.07
Total interest-bearing liabilities	$22,759,404	$181,080	3.16%	$21,390,522	$165,700	3.08%
Other liabilities	1,153,537			941,094
Total liabilities	23,912,941			22,331,616
Total equity	780,298			915,237
Total liabilities and equity	$24,693,239			$23,246,853

Net interest spread(3)			1.08%			1.30%
Impact of non-interest bearing funding(4)			0.18			0.14
Net interest income/net interest yield(5)		$75,755	1.26%		$80,416	1.44%

Adjusted net interest income/adjusted net interest yield:
Interest income		$256,835	4.24%		$246,116	4.38%
Interest expense		181,080	3.16		165,700	3.08
Add: Net accrued periodic derivative cash settlements(6)		23,390	0.90		20,156	0.82
Adjusted interest expense/adjusted average cost(7)		$204,470	3.56%		$185,856	3.46%

Adjusted net interest spread(3)			0.68%			0.92%
Impact of non-interest bearing funding			0.18			0.15
Adjusted net interest income/adjusted net interest yield(8)		$52,365	0.86%		$60,260	1.07%
____________________________
(1)Interest income includes loan conversion fees, which are generally deferred and recognized in interest income using the effective interest method.
(2)Amounts primarily include the amortization of deferred loan origination costs and late payment fees. Up-front loan arranger fees, which are not based on interest rates, are included in fee and other income.
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
(6)Represents the impact of net accrued periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net accrued periodic derivative cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $10,338 million and $9,788 million for the three months ended August 31, 2016 and 2015, respectively.
(7)Adjusted interest expense represents interest expense plus net accrued derivative cash settlements during the period. Net accrued derivative cash settlements are reported on our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by average interest-bearing funding during the period.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months August 31, 2016 versus 2015
		Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$11,926	$20,647	$(8,721)
Long-term variable-rate loans	(493)	336	(829)
Line of credit loans	(232)	40	(272)
Restructured loans	218	—	218
Fee income	(355)	—	(355)
Total loans	11,064	21,023	(9,959)
Cash, investments and time deposits	(345)	(386)	41
Interest income	10,719	20,637	(9,918)

Interest expense:
Short-term debt	2,340	121	2,219
Medium-term notes	3,432	(415)	3,847
Collateral trust bonds	2,218	6,010	(3,792)
Long-term notes payable	3,044	3,563	(519)
Subordinated deferrable debt	4,643	4,116	527
Subordinated certificates	(297)	(522)	225
Interest expense	15,380	12,873	2,507
Net interest income	$(4,661)	$7,764	$(12,425)

Adjusted net interest income:
Interest income	$10,719	$20,637	$(9,918)
Interest expense	15,380	12,873	2,507
Net accrued periodic derivative cash settlements(2)	3,234	1,191	2,043
Adjusted interest expense(3)	18,614	14,064	4,550
Adjusted net interest income	$(7,895)	$6,573	$(14,468)
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

Net interest income of $76 million for the current quarter decreased by $5 million, or 6%, from the same prior-year quarter, driven by a decrease in net interest yield of 13% (18 basis points) to 1.26%, which was partially offset by an increase in average interest-earning assets of 7%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter was primarily attributable to growth in average total loans of $1,765 million, or 8%, over the same prior-year quarter, as members refinanced with us loans made by other lenders and obtained advances to fund capital investments.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter reflects the combined impact of an increase in our average cost of funds and a decline in the average yield on interest-earning assets. Our average cost of funds increased by 8 basis points during the current quarter to 3.16%. This increase was largely attributable to a shift in our funding mix resulting from the issuance of higher cost, longer-term debt to fund the increase in our loan portfolio, coupled with an increase in the cost of our short-term and medium-term debt as the U.S. Federal Reserve raised the short-term federal funds rate by 25 basis points in December 2015, the first rate change since the federal funds rate was lowered to near zero seven years ago. The decrease in the average yield on interest-earning assets of 14 basis points to 4.24% during the current quarter was largely attributable to reduced rates on fixed-rate loans as longer-term interest rates continued to decline.

Adjusted net interest income of $52 million for the current quarter decreased by $8 million, or 13%, from the same prior-year quarter, driven by a decrease in the adjusted net interest yield of 20% (21 basis points) to 0.86%, which was partially offset by an increase in average interest-earning assets of 7%. The decrease in the adjusted net interest yield reflected the combined impact of an increase in our average cost of funds, coupled with the decline in the average yield on interest-earning assets.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $23 million and $20 million for the three months ended August 31, 2016 and 2015, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $2 million and $5 million for the three months ended August 31, 2016 and 2015, respectively. The decrease in the allowance was attributable to an overall reduction in the credit risk exposure of our loan portfolio, due in part to the Farmer Mac long-term standby purchase commitment agreement we entered into during fiscal year 2016 as well as an improvement in the historical default rates used in calculating the allowance. The outstanding principal balance of loans covered under the Farmer Mac long-term standby purchase agreement totaled $887 million as of August 31, 2016, compared with $926 million as of May 31, 2016 and $520 million as of August 31, 2015. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of August 31, 2016.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 4—Loans and Commitments” of this Report. For information on our allowance methodology, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded non-interest income losses of $185 million and $9 million for the three months ended August 31, 2016 and 2015, respectively. The variance in non-interest income between periods was primarily attributable to a significant increase in derivative losses for the quarter ended August 31, 2016.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the yield curve and the composition of our derivative portfolio. We generally do not designate interest rate swaps, which presently account for all of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of August 31, 2016 or May 31, 2016.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark rate for the substantial majority of the floating rate payments under our swap agreements is the London Interbank Offered Rate (“LIBOR”). Table 4 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three months ended August 31, 2016 and 2015. As indicated in Table 4, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our derivative portfolio may change as a result of changes in market conditions and actions taken to manage our interest rate risk.

Table 4: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended August 31,
	2016			2015
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,839,260	2.92%	0.67%	$5,939,394	3.13%	0.29%
Receive-fixed swaps	3,499,000	1.03	2.82	3,849,000	0.80	3.09
Total	$10,338,260	2.28%	1.40%	$9,788,394	2.21%	1.39%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and three years, respectively, as of August 31, 2016. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 17 years and three years, respectively, as of August 31, 2015.

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

We recorded derivative losses of $188 million and $12 million for the three months ended August 31, 2016 and 2015, respectively. Table 5 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three months ended August 31, 2016 and 2015. Derivative cash settlements represent the net interest amount accrued during a period for interest-rate swap payments. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Derivative gains (losses) attributable to:
Derivative cash settlements	$(23,390)	$(20,156)
Derivative forward value gains (losses)	(164,903)	8,139
Derivative losses	$(188,293)	$(12,017)

The derivative losses of $188 million recorded for the three months ended August 31, 2016 were primarily attributable to a decline in longer-term interest rates and a flattening of the yield curve during the current quarter.

The derivative losses of $12 million recorded for the three months ended August 31, 2015 reflected the combined impact of net periodic derivative cash settlements, which were partially offset by derivative forward value gains of $8 million. The derivative forward value gains were primarily attributable to an increase in the fair value of our pay-fixed swaps during the period due to a slight steepening of the swap yield curve resulting from a gradual increase in interest rates across the curve.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

Results of operations of foreclosed assets consist of the operating results of entities controlled by CFC that hold foreclosed assets, impairment charges related to those entities and gains or losses related to the disposition of the entities.

As discussed above in “Executive Summary,” on July 1, 2016, the sale of CAH was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of August 31, 2016. Our net proceeds at closing totaled $109 million, which represents the purchase price of $144 million less agreed-upon purchase price adjustments as of the closing date.

The net proceeds at closing were subject to post-closing adjustments, which were due from Buyer within 60 days of the closing for review by us. The Buyer provided and we agreed upon a net amount due to us of approximately $1 million for post-closing adjustments. CFC remains subject to potential indemnification claims, as specified in the Purchase Agreement.We recorded a loss of $1 million in the current quarter, which reflects the combined impact of the July 1, 2016 sale closing and post-closing purchase price adjustments. Upon closing of the sale of CAH, we derecognized the loss of $10 million recorded in accumulated other comprehensive income attributable to actuarial-related changes in CAH’s pension and other postretirement benefit obligations as an offset against the sale proceeds. This derecognition had no effect on our consolidated statement of operations in the current quarter, as the amount was taken into consideration in the measurement of the CAH impairment loss recorded in fiscal year 2016. See “Note 5—Foreclosed Assets” in our 2016 Form 10-K for additional information on the sale of CAH.

We recorded a loss related to CAH of $2 million in the same prior-year quarter. This loss was attributable to valuation adjustments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

We recorded non-interest expense of $21 million and $23 million for the three months ended August 31, 2016 and 2015, respectively. The decrease in non-interest expense of $2 million was primarily attributable to a reduction in other general and administrative expenses during the current quarter.

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

We recorded a net loss attributable to noncontrolling interests of less than $1 million for the three months ended August 31, 2016 and 2015.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $24,678 million as of August 31, 2016 increased by $407 million, or 2%, from May 31, 2016, primarily due to growth in our loan portfolio. Total liabilities of $24,025 million as of August 31, 2016 increased by $572 million, or 2%, from May 31, 2016, primarily due to debt issuances to fund our loan portfolio growth. Total equity decreased by $165 million to $653 million as of August 31, 2016. The decrease in total equity for the three months ended August 31, 2016 was primarily attributable to the net loss of $132 million and to the patronage capital retirement of $42 million.
Following is a discussion of changes in the major components of our assets and liabilities during the three months ended August 31, 2016. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

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

Loans Outstanding

Loans outstanding consist of advances from either new approved loans or from the unadvanced portion of loans previously approved. Table 6 summarizes total loans outstanding, by type and by member class, as of August 31, 2016 and May 31, 2016.

Table 6: Loans Outstanding by Type and Member Class

	August 31, 2016		May 31, 2016		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:(1)
Long-term loans:
Long-term fixed-rate loans	$21,761,313	92%	$21,390,576	93%	$370,737
Long-term variable-rate loans	717,772	3	757,500	3	(39,728)
Total long-term loans(2)	22,479,085	95	22,148,076	96	331,009
Line of credit loans	1,076,658	5	1,004,441	4	72,217
Total loans outstanding(3)	$23,555,743	100%	$23,152,517	100%	$403,226

Loans by member class:(1)
CFC:
Distribution	$17,984,617	76%	$17,674,335	76%	$310,282
Power supply	4,437,621	19	4,401,185	20	36,436
Statewide and associate	56,267	—	54,353	—	1,914
CFC total(2)	22,478,505	95	22,129,873	96	348,632
RTFC	392,176	2	341,842	1	50,334
NCSC	685,062	3	680,802	3	4,260
Total loans outstanding(3)	$23,555,743	100%	$23,152,517	100%	$403,226
____________________________
(1) Includes nonperforming and restructured loans.

(2) Includes long-term loans guaranteed by RUS totaling $172 million and $174 million as of August 31, 2016 and May 31, 2016, respectively, and long-term loans covered under the Farmer Mac standby purchase commitment agreement totaling $887 million and $926 million of as of August 31, 2016 and May 31, 2016, respectively.
(3)Total loans outstanding represents the outstanding unpaid principal balance of loans. Unamortized deferred loan origination costs, which totaled $10 million as of August 31, 2016 and May 31, 2016, are excluded from total loans outstanding. These costs, however, are included in loans to members reported on the condensed consolidated balance sheets.

Total loans outstanding of $23,556 million as of August 31, 2016 increased by $403 million, or 2%, from May 31, 2016. The increase was primarily due to increases in CFC distribution and power supply loans of $310 million and $36 million, respectively, which were largely attributable to members refinancing with us loans made by other lenders and member advances for capital investments.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans and Commitments” in our 2016 Form 10-K. See “Debt—Secured Borrowings” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 7 compares the historical retention rate of long-term fixed-rate loans that repriced during the three months ended August 31, 2016 and the year ended May 31, 2016, and provides information on the percentage of borrowers that selected either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. As indicated in Table 7, the average retention rate of repriced loans has been 99% over the presented periods.

Table 7: Historical Retention Rate and Repricing Selection

	Three Months Ended August 31, 2016		Year Ended May 31, 2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$142,467	83%	$1,001,118	93%
Long-term variable rate selected	29,543	17	54,796	5
Loans repriced and sold by CFC	—	—	4,459	—
Total loans retained	172,010	100	1,060,373	98
Total loans repaid	—	—	17,956	2
Total	$172,010	100%	$1,078,329	100%

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

Debt Outstanding

Table 8 displays the composition, by product type, of our outstanding debt as of August 31, 2016 and May 31, 2016. Table 8 also displays the composition of our debt based on several additional selected attributes.

Table 8: Total Debt Outstanding

(Dollars in thousands)	August 31, 2016	May 31, 2016	Increase/ (Decrease)
Debt product type:
Commercial paper:
Members, at par	$972,363	$848,007	$124,356
Dealer, net of discounts	709,908	659,935	49,973
Total commercial paper	1,682,271	1,507,942	174,329
Select notes to members	737,006	701,849	35,157
Daily liquidity fund notes to members	540,079	525,959	14,120
Collateral trust bonds	7,256,921	7,253,096	3,825
Guaranteed Underwriter Program notes payable	4,868,036	4,777,111	90,925
Farmer Mac notes payable	2,293,561	2,303,123	(9,562)
Medium-term notes:
Members, at par	635,003	654,058	(19,055)
Dealer, net of discounts	2,665,896	2,648,369	17,527
Total medium-term notes	3,300,899	3,302,427	(1,528)
Other notes payable	41,005	40,944	61
Subordinated deferrable debt	742,176	742,212	(36)
Members’ subordinated certificates:
Membership subordinated certificates	630,063	630,063	—
Loan and guarantee subordinated certificates	592,022	593,701	(1,679)
Member capital securities	221,046	220,046	1,000
Total members’ subordinated certificates	1,443,131	1,443,810	(679)
Total debt outstanding	$22,905,085	$22,598,473	$306,612

Security type:
Unsecured debt	37%	37%
Secured debt	63	63
Total	100%	100%

Funding source:
Members	19%	18%
Private placement	31	32
Capital markets	50	50
Total	100%	100%

Interest rate type including impact of swaps:
Fixed-rate debt(1)	88%	88%
Variable-rate debt(2)	12	12
Total	100%	100%

Interest rate type:
Fixed-rate debt	74%	74%
Variable-rate debt	26	26
Total	100%	100%

Original contractual maturity:
Short-term borrowings	14%	13%
Long-term and subordinated debt(3)	86	87
Total	100%	100%
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
(3) Consists of long-term debt, subordinated deferrable debt and total members’ subordinated debt reported on the condensed consolidated balance sheets.

Total debt outstanding of $22,905 million as of August 31, 2016 increased by $307 million, or 1%, from May 31, 2016, primarily due to debt issuances to fund our loan portfolio growth. The increase was attributable primarily to an increase of $174 million in our commercial paper outstanding and an advance on August 30, 2016 of $100 million under committed loan facilities from the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 9 displays outstanding member debt, by debt product type, as of August 31, 2016 and May 31, 2016.

Table 9: Member Investments

	August 31, 2016		May 31, 2016		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$972,363	58%	$848,007	56%	$124,356
Select notes	737,006	100	701,849	100	35,157
Daily liquidity fund notes	540,079	100	525,959	100	14,120
Medium-term notes	635,003	19	654,058	20	(19,055)
Members’ subordinated certificates	1,443,131	100	1,443,810	100	(679)
Total	$4,327,582		$4,173,683		$153,899

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments accounted for 19% and 18% of total debt outstanding as of August 31, 2016 and May 31, 2016, respectively. Over the last three years, outstanding member investments have averaged $4,187 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,151 million and accounted for 14% of total debt outstanding as of August 31, 2016, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under our note purchase agreement with Farmer Mac. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Our subordinated deferrable debt and members’ subordinated certificates have original contractual maturity terms of greater than one year. Long-term and subordinated debt totaled $19,754 million and accounted for 86% of total debt outstanding as of August 31, 2016, compared with $19,659 million, or 87%, of total debt outstanding as of May 31, 2016. As discussed above, the increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth.

Collateral Pledged

We are required to pledge loans or other collateral in borrowing transactions under our collateral trust bond indentures, note purchase agreements with Farmer Mac and bond agreements under the Guaranteed Underwriter Program of the USDA. We are required to maintain pledged collateral equal to at least 100% of the outstanding amount of borrowings. However, we typically maintain pledged collateral in excess of the required percentage to ensure that required collateral levels are maintained and to facilitate the timely execution of debt issuances by reducing or eliminating the lead time to pledge additional collateral. Under the provisions of our bank revolving credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond indentures, Farmer Mac or the Guaranteed Underwriter Program of the USDA. In certain cases, provided that all conditions of eligibility under the different programs are satisfied, we may withdraw excess pledged collateral or transfer collateral from one borrowing program to another to facilitate a new debt issuance.

Of our total debt outstanding of $22,905 million as of August 31, 2016, $14,433 million, or 63%, was secured by pledged loans. In comparison, of our total debt outstanding of $22,598 million as of May 31, 2016, $14,348 million, or 63%, was secured by pledged loans. Table 10 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2016 and May 31, 2016.

Table 10: Unencumbered Loans

(Dollars in thousands)	August 31, 2016	May 31, 2016
Total loans outstanding(1)	$23,555,743	$23,152,517
Less: Total secured debt	(14,724,465)	(14,643,108)
Excess collateral pledged (2)	(1,490,297)	(1,673,404)
Unencumbered loans	$7,340,981	$6,836,005
Unencumbered loans as a percentage of total loans	31%	30%
____________________________
(1)Excludes unamortized deferred loan origination costs of $10 million as of August 31, 2016 and May 31, 2016.
(2) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

Table 11 displays the collateral coverage ratios as of August 31, 2016 and May 31, 2016 for the debt agreements noted above that require us to pledge collateral.

Table 11: Collateral Pledged

	Requirement/Limit		Actual
Debt Agreement	Debt Indenture Minimum	Revolving Credit Agreements Maximum	August 31, 2016	May 31, 2016
Collateral trust bonds 1994 indenture	100%	150%	119%	121%
Collateral trust bonds 2007 indenture	100	150	109	110
Guaranteed Underwriter Program notes payable(1)	100	150	108	110
Farmer Mac notes payable	100	150	116	117
Clean Renewable Energy Bonds Series 2009A	100	150	110	115
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

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” We provide a more detailed description of each of our debt product types in “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2016 Form

10-K. Refer to “Note 4—Loans and Commitments—Pledging of Loans” for additional information related to pledged collateral.

Equity

The decrease in total equity of $165 million to $653 million as of August 31, 2016, was attributable to our reported net loss of $132 million for the three months ended August 31, 2016 and the patronage capital retirement of $42 million.

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

In July 2016, the CFC Board of Directors also authorized the retirement of patronage capital totaling $42 million, which represented 50% of the fiscal year 2016 allocation. This amount was returned to members in cash in September 2016. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of net earnings, if any. CFC has made annual retirements of allocated net earnings in 36 of the last 37 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2016 Form 10-K for additional information.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 12 displays our guarantees outstanding, by guarantee type and by company, as of August 31, 2016 and May 31, 2016.

Table 12: Guarantees Outstanding

(Dollars in thousands)	August 31, 2016	May 31, 2016	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$474,965	$475,965	$(1,000)
Letters of credit	308,551	319,596	(11,045)
Other guarantees	113,386	113,647	(261)
Total	$896,902	$909,208	$(12,306)
Company:
CFC	$878,247	$892,289	$(14,042)
RTFC	1,574	1,574	—
NCSC	17,081	15,345	1,736
Total	$896,902	$909,208	$(12,306)

We recorded a guarantee liability of $16 million and $17 million as of August 31, 2016 and May 31, 2016, respectively, related to the contingent and noncontingent exposures for guarantee and liquidity obligations associated with our members’ debt. Of our total guarantee amounts, 67% and 66% as of August 31, 2016 and May 31, 2016, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

We had outstanding letters of credit for the benefit of our members totaling $309 million as of August 31, 2016. Of this amount, $233 million was related to obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount to us. The remaining $76 million of letters of credit are intended to provide liquidity for pollution control bonds.

In addition to the letters of credit presented in Table 12, we had master letter of credit facilities in place as of August 31, 2016, under which we may be required to issue up to an additional $84 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of August 31, 2016 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

In addition to the guarantees described above, we were the liquidity provider for long-term variable-rate, tax-exempt bonds issued for our member cooperatives totaling $481 million as of August 31, 2016. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is discussed above and included in Table 12 as a component of the letters of credit amount of $309 million as of August 31, 2016. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2016. In addition to being a liquidity provider, we also provided a guarantee of payment of principal and interest on $405 million of these bonds, included in the above table, as of August 31, 2016.

Table 13 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of August 31, 2016.

Table 13: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Guarantees	$896,902	$144,403	$228,086	$31,868	$122,966	$35,397	$334,182

We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

Unadvanced Loan Commitments

Unadvanced commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of August 31, 2016 and May 31, 2016. Our line of credit commitments include both contracts that are not subject to material adverse change clauses and contracts that are subject to material adverse change clauses.

Table 14: Unadvanced Loan Commitments

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Line of credit commitments:
Conditional(1)	$5,824,731	45%	$6,248,546	47%
Not conditional(2)	2,543,328	19	2,447,902	19
Total line of credit unadvanced commitments	8,368,059	64	8,696,448	66
Total long-term loan unadvanced commitments(1)	4,616,153	36	4,508,562	34
Total unadvanced loan commitments	$12,984,212	100%	$13,205,010	100%
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities, regardless of whether or not a material adverse change clause exists at the time of advance. We believe this borrowing pattern is likely to continue because electric cooperatives generate a significant amount of cash from the collection of revenue from their customers and therefore generally do not need to draw down on loan commitments to supplement operating cash flow. In addition, the majority of the unadvanced line of credit commitments serve as supplemental back-up liquidity to our borrowers. See “MD&A—Off-Balance Sheet Arrangements” in our 2016 Form 10-K for additional information.

Table 15 presents the amount of unadvanced commitments, by loan type, as of August 31, 2016 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 15: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Line of credit	$8,368,059	$379,658	$5,159,912	$906,050	$926,739	$648,255	$347,445
Long-term loans	4,616,153	881,044	723,437	1,018,401	865,482	849,510	278,279
Total	$12,984,212	$1,260,702	$5,883,349	$1,924,451	$1,792,221	$1,497,765	$625,724

Based on our historical experience, we expect that the majority of the unadvanced commitments will expire without being fully drawn upon. Accordingly, the total unadvanced commitment amount of $12,984 million as of August 31, 2016 is not necessarily representative of future cash funding requirements.

Unadvanced Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced commitments subject to material adverse change clauses totaled $10,441 million and $10,757 million as of August 31, 2016 and May 31, 2016, respectively, and accounted for 80% and 81% of the combined total of unadvanced line of credit and long-term loan commitments as of August 31, 2016 and May 31, 2016, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Commitments—Not Conditional

Unadvanced commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,543 million and $2,448 million as of August 31, 2016 and May 31, 2016, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. We record a liability for credit losses on our consolidated balance sheets for unadvanced commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional.

Loan syndications, where the pricing is set at a spread over a market index as agreed upon by all of the participating banks based on market conditions at the time of syndication, accounted for 79% of unconditional line of credit commitments as of August 31, 2016. New advances accounted for the remaining 21% of the unconditional committed line of credit loans as of August 31, 2016. Any new advance would be made at rates determined by us based on our cost, and we have the option to pass on to the borrower any cost increase related to the advance.

Table 16 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of August 31, 2016.

Table 16: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Committed lines of credit	$2,543,328	$65,887	$508,670	$606,565	$710,208	$443,333	$208,665

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

Effective risk management is critical to our overall operations and in achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our debt instruments. Accordingly, we have a risk management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk appetite, in the context of CFC’s mission and strategic objectives and initiatives. We provide information on our risk management framework in our 2016 Form 10-K under “Item 7. MD&A—Risk Management—Risk Management Framework.”

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, borrowers also are required to set rates charged to customers to achieve certain financial ratios. Of our total loans outstanding, 92% were secured and 8% were unsecured as of both August 31, 2016 and May 31, 2016. Table 17 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio.

Table 17: Loan Portfolio Security Profile

	August 31, 2016
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:(1)
Long-term loans:
Long-term fixed-rate loans	$21,005,176	97%	$756,137	3%	$21,761,313
Long-term variable-rate loans	650,271	91	67,501	9	717,772
Total long-term loans(2)	21,655,447	96	823,638	4	22,479,085
Line of credit loans	81,842	8	994,816	92	1,076,658
Total loans outstanding(3)	$21,737,289	92%	$1,818,454	8%	$23,555,743

Company:(1)
CFC(2)	$20,939,231	93%	$1,539,274	7%	$22,478,505
RTFC	375,334	96	16,842	4	392,176
NCSC	422,724	62	262,338	38	685,062
Total loans outstanding(3)	$21,737,289	92%	$1,818,454	8%	$23,555,743

	May 31, 2016
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:(1)
Long-term loans:
Long-term fixed-rate loans	$20,611,221	96%	$779,355	4%	$21,390,576
Long-term variable-rate loans	688,572	91	68,928	9	757,500
Total long-term loans(2)	21,299,793	96	848,283	4	22,148,076
Line of credit loans	48,256	5	956,185	95	1,004,441
Total loans outstanding(3)	$21,348,049	92%	$1,804,468	8%	$23,152,517

Company:(1)
CFC(2)	$20,590,529	93%	$1,539,344	7%	$22,129,873
RTFC	330,696	97	11,146	3	341,842
NCSC	426,824	63	253,978	37	680,802
Total loans outstanding(3)	$21,348,049	92%	$1,804,468	8%	$23,152,517
____________________________
(1) Includes nonperforming and restructured loans.
(2) Includes long-term loans guaranteed by RUS totaling $172 million and $174 million as of August 31, 2016 and May 31, 2016, respectively, and long-term loans covered under the Farmer Mac standby purchase commitment agreement totaling $887 million and $926 million of as of August 31, 2016 and May 31, 2016, respectively.
(3) Excludes deferred loan origination costs of $10 million as of August 31, 2016 and May 31, 2016.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We designated, and Farmer Mac approved loans that had an aggregate outstanding principal balance of $887 million as of August 31, 2016, down from $926 million as of May 31, 2016.

Loan Concentration

We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state represented approximately 15% of total loans outstanding as of both August 31, 2016 and May 31, 2016.

Table 18 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of August 31, 2016 and May 31, 2016. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of August 31, 2016. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2016. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both August 31, 2016 and May 31, 2016.

Table 18: Credit Exposure to 20 Largest Borrowers

	August 31, 2016		May 31, 2016		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,659,910	24%	$5,638,217	23%	$21,693
Guarantees	360,807	1	365,457	2	(4,650)
Total exposure to 20 largest borrowers	6,020,717	25%	6,003,674	25%	17,043
Less: Loans covered under Farmer Mac standby purchase commitment(1)	(407,491)	(2)%	(402,244)	(2)%	(5,247)
Net exposure to 20 largest borrowers	5,613,226	23%	5,601,430	23%	11,796

By company:
CFC	$6,008,717	25%	$5,991,674	25%	$17,043
NCSC	12,000	—	12,000	—	—
Total exposure to 20 largest borrowers	6,020,717	25%	6,003,674	25%	17,043
Less: Loans covered under Farmer Mac standby purchase commitment	(407,491)	(2)%	(402,244)	(2)%	(5,247)
Net exposure to 20 largest borrowers	$5,613,226	23%	$5,601,430	23%	$11,796

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard and doubtful. Internal risk rating and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio. As displayed in “Note 4—Loans and Commitments,” 0.2% of the loans in our portfolio were classified as criticized as of both August 31, 2016 and May 31, 2016. Below we provide information on certain additional credit quality indicators, including modified loans classified as troubled debt restructurings (“TDRs”) and nonperforming loans.

Troubled Debt Restructurings

We actively monitor underperforming loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. Modified loans in which we grant one or more concessions to a borrower experiencing financial difficulty are accounted for and reported as TDR loans. Loans modified in a TDR are generally initially placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a modified loan is current at the modification date, the loan is not placed on nonaccrual status at the time of modification. Table 19 presents the carrying value of modified loans, all of which met the definition of a TDR, as of August 31, 2016 and May 31, 2016. These loans were considered individually impaired as of the end of each period presented.

Table 19: TDR Loans

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
TDR loans:
CFC	$6,581	0.03%	$6,716	0.03%
RTFC	6,967	0.03	10,598	0.04
Total TDR loans	$13,548	0.06%	$17,314	0.07%

TDR loans performance status:
Performing TDR loans	$13,548	0.06%	$13,808	0.06%
Nonperforming TDR loans	—	—	3,506	0.01
Total TDR loans	$13,548	0.06%	$17,314	0.07%

Loans classified as performing TDR loans as of August 31, 2016 and May 31, 2016, as disclosed in Table 19, were performing in accordance with the terms of their respective restructured loan agreement as of the respective reported dates. All TDR loans classified as performing as of August 31, 2016 and May 31, 2016 were on accrual status as of that date.

As indicated in Table 19, there were no TDR loans classified as nonperforming as of August 31, 2016. All TDR loans classified as nonperforming as of May 31, 2016 were on nonaccrual status as of that date.

Nonperforming Loans

In addition to nonperforming TDR loans, we may also have nonperforming loans that have not been modified and classified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of August 31, 2016. As discussed above, we had nonperforming TDR loans totaling $4 million as of May 31, 2016.

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

Table 20 summarizes activity in the allowance for loan losses for the three months ended August 31, 2016 and a comparison of the allowance by company as of August 31, 2016 and May 31, 2016.

Table 20: Allowance for Loan Losses

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Beginning balance	$33,258	$33,690
Provision for loan losses	1,928	4,562
Net (charge-offs) recoveries	(2,066)	55
Ending balance	$33,120	$38,307
`
(Dollars in thousands)	August 31, 2016	May 31, 2016
Allowance for loan losses by company:
CFC	$25,062	$24,559
RTFC	4,777	5,565
NCSC	3,281	3,134
Total	$33,120	$33,258

Allowance coverage ratios:
Percentage of total loans outstanding	0.14%	0.14%
Percentage of total performing TDR loans outstanding	244.46	240.86
Percentage of total nonperforming TDR loans outstanding	—	948.60
Percentage of loans on nonaccrual status	—	948.60

The allowance for loan losses decreased slightly during the three months ended August 31, 2016 to $33 million; however, the allowance coverage ratio remained at 0.14% as of August 31, 2016, unchanged from May 31, 2016. The slight decrease in the allowance for loan losses was attributable to a decline in the specific reserve for loans individually evaluated for impairment. This decrease was partially offset by an increase in the collective allowance for loans not individually evaluated for impairment due to the increase in our loan portfolio. Loans designated as individually impaired loans totaled $14 million and $17 million as of August 31, 2016 and May 31, 2016, respectively, and the specific allowance related to these loans totaled $1 million and $3 million, respectively.

We discuss our methodology for determining the allowance for loan losses above in “MD&A—Critical Accounting Policies and Estimates” and in “Note 1—Summary of Significant Accounting Policies” in our 2016 Form 10-K. Also see “Results of Operations—Provision for Loan Losses” and “Note 4—Loans and Commitments” for additional information on our allowance for loan losses.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our revolving credit agreements, monitoring the overall credit worthiness of each counterparty, using counterparty specific credit risk limits, executing master netting arrangements and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from Aa3 to Baa3 by Moody’s Investors Service (“Moody’s”) and from AA-to BBB+ by Standard & Poor’s Ratings Services (“S&P”) as of August 31, 2016. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 25% of the total outstanding notional amount of derivatives as of both August 31, 2016 and May 31, 2016.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2016. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2016. Table 21 displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2016, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$63,295	$(19,039)	$—	$(19,039)
Falls below Baa1/BBB+(2)	6,699,031	(435,093)	—	(435,093)
Falls to or below Baa2/BBB (3)(4)	159,237	(5,215)	—	(5,215)
Falls below Baa3/BBB-	384,111	(30,581)	—	(30,581)
Total	$7,305,674	$(489,928)	$—	$(489,928)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Excludes $56 million notional amount of a forward-starting swap with an effective start date of July 31, 2018, which was outstanding as of August 31, 2016.
(3) Excludes $56 million notional amount of a forward-starting swap with an effective start date of July 31, 2018, which was outstanding as of August 31, 2016.
(4) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate amount, excluding and including the credit risk valuation adjustment, of all derivatives with rating triggers that were in a net liability position was $490 million and $479 million, respectively, as of August 31, 2016. There were no interest rate swaps with rating triggers that were in a net asset position as of August 31, 2016. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of August 31, 2016. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

See “Item 1A. Risk Factors” in our 2016 Form 10-K for additional information about credit risk related to our business.

LIQUIDITY RISK

Our liquidity risk management framework is designed to meet our liquidity objectives of providing a reliable source of funding to members, meet maturing debt and other obligations, issue new debt and fund our operations on a cost-effective basis under normal operating conditions as well as under CFC-specific and/or market stress conditions.

Short-Term Borrowings

We rely primarily on cash flows from our operations along with short-term borrowings, which we refer to as our short-term funding portfolio, as sources of funding to meet our near-term, day-to-day liquidity needs. Our short-term funding portfolio consists of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes to members, bank-bid notes and medium-term notes to members and dealers. Table 22 displays the composition of our short-term borrowings as of August 31, 2016 and May 31, 2016.

Table 22: Short-Term Borrowings

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$709,908	3%	$659,935	3%
Commercial paper sold directly to members, at par	972,363	4	848,007	4
Total commercial paper	1,682,271	7	1,507,942	7
Select notes	737,006	3	701,849	3
Daily liquidity fund notes	540,079	3	525,959	2
Medium-term notes sold to members	192,055	1	203,098	1
Total short-term borrowings	$3,151,411	14%	$2,938,848	13%

Our short-term borrowings totaled $3,151 million and accounted for 14% of total debt outstanding as of August 31, 2016, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016. Of the total outstanding commercial paper, $710 million and $660 million was issued to dealers as of August 31, 2016 and May 31, 2016, respectively. During fiscal year 2015, we began reducing the level of dealer commercial paper to an amount below $1,250 million to manage our short-term wholesale funding risk. We expect to continue to maintain our outstanding dealer commercial paper at a level below this amount for the foreseeable future.

Liquidity Reserve

As part of our strategy in meeting our liquidity objectives, we seek to maintain a liquidity reserve in the form of both on-balance sheet and off-balance sheet funding sources that are readily accessible for immediate liquidity needs. Table 23 below presents the components of our liquidity reserve and a comparison of the amounts available as of August 31, 2016 and May 31, 2016.

Table 23: Liquidity Reserve

	August 31, 2016			May 31, 2016
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents and time deposits	$631	$—	$631	$545	$—	$545
Committed bank revolving line of credit agreements—unsecured(1)	3,310	1	3,309	3,310	1	3,309
Guaranteed Underwriter Program committed facilities—secured(2)	5,423	4,923	500	5,423	4,823	600
Farmer Mac revolving note purchase agreement, dated March 24, 2011—secured(3)	4,500	2,294	2,206	4,500	2,303	2,197
Farmer Mac revolving note purchase agreement, dated July 31, 2015—secured	300	—	300	300	—	300
Total	$14,164	$7,218	$6,946	$14,078	$7,127	$6,951
____________________________
(1)The accessed amount of $1 million relates to a letter of credit issued pursuant to the line of credit agreement.
(2) The committed facilities under the Guaranteed Underwriting program are non-revolving.
(3) Availability subject to market conditions.

Cash and cash equivalents and time deposits are a source of liquidity available to support our operations. As noted in Table 23, cash and cash equivalents and time deposits increased by $86 million during the current quarter to $631 million as of August 31, 2016.

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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity to our short-term funding portfolio. Our short-term funding portfolio consists of member and dealer commercial paper, select notes to members and daily liquidity fund investments by members. We had $3,420 million commitments under revolving credit agreements as of both August 31, 2016 and May 31, 2016. Under our current revolving credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities. NCSC’s commitment amount of $110 million is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC's financial results are consolidated with CFC. The NCSC commitment of $110 million under the revolving credit agreements also reduces the total letters of credit available from third parties, to $290 million.

Table 24 presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of August 31, 2016. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of August 31, 2016.

Table 24: Bank Revolving Credit Agreements

	August 31, 2016
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

The revolving credit agreements do not contain a material adverse change clause or rating triggers that would limit the banks’ obligations to provide funding under the terms of the agreements; however, we must be in compliance with the covenants to draw on the facilities. We have been and expect to continue to be in compliance with the covenants under our revolving credit agreements. As such, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over. See “Debt Covenants and Financial Ratios” below for additional information, including the specific financial ratio requirements under our bank revolving line of credit agreements.

In September 2016, NCSC assigned a total of $50 million of its commitment to another financial institution in the facility, with $25 million expiring in October 2017 and $25 million expiring in October 2019. As a result, the CFC commitment amount from third parties increased to $3,360 million, while the NCSC commitment was reduced to $60 million.

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

We borrowed $100 million with a 20 year final maturity under the Guaranteed Underwriter Program of the USDA during the three months ended August 31, 2016. As part of this program, we had committed loan facilities from the Federal Financing Bank of up to $500 million available as of August 31, 2016. Of this amount, $250 million is available for advance through October 15, 2017 and $250 million is available for advance through January 15, 2019. On September 28, 2016, we received a commitment from the RUS to guarantee a loan of $375 million from the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA. The draw period for advances under this loan is three years followed by a 20-year repayment period. Upon closing of the loan, we will have up to $875 million of committed loan facilities available under the Guaranteed Underwriter Program.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total outstanding borrowings under the Guaranteed Underwriter Program. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans and Commitments” for additional information on pledged collateral.

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 23, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $4,800 million from Farmer Mac. Under the terms of the first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow up to $4,500 million at any time through January 11, 2020, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a secured note setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. The available borrowing amount totaled $2,206 million as of August 31, 2016.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July31, 2015, we can borrow up to $300 million at any time through July 31, 2018. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We did not borrow any amounts under this note purchase agreement during the three months ended August 31, 2016; thus, the available borrowing amount was $300 million as of August 31, 2016.

Pursuant to both Farmer Mac revolving note purchase agreements, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans and Commitments” for additional information on pledged collateral.

Long-Term and Subordinated Debt

Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to private debt issuances, we also issue debt in the public capital markets. Under the SEC rules, we are classified as a “well-known seasoned issuer.” In September 2016, we filed a new shelf registration statement for our collateral trust bonds under which we can register an unlimited amount of collateral trust bonds until September 2019. See “MD&A—Liquidity Risk” of our 2016 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $19,754 million and accounted for 86% of total debt outstanding as of August 31, 2016, compared with $19,659 million, or 87%, of total debt outstanding as of May 31, 2016. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund our loan portfolio growth.

Table 25 summarizes long-term and subordinated debt issuances and principal maturities, including repurchases and redemptions, during the three months ended August 31, 2016.

Table 25: Issuances and Maturities of Long-Term and Subordinated Debt

	August 31, 2016
(Dollars in thousands)	Issuances	Maturities
Long-term and subordinated debt activity:
Guaranteed Underwriter Program notes payable	$100,000	$9,082
Farmer Mac notes payable	—	9,562
Medium-term notes sold to members	78,439	86,451
Medium-term notes sold to dealers	107,100	88,018
Members’ subordinated certificates	1,236	1,915
Total	$286,775	$195,028

Table 26 summarizes the maturities of the principal amount of long-term debt, subordinated deferrable debt and members‘ subordinated certificates as of August 31, 2016.

Table 26: Principal Maturity of Long-Term Debt and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2017	$2,156,503	11%
May 31, 2018	1,136,779	6
May 31, 2019	2,215,622	11
May 31, 2020	1,065,381	5
May 31, 2021	1,307,629	7
Thereafter	11,770,566	60
Total	$19,652,480	100%
____________________________
(1)Excludes member loan subordinated certificates totaling $101 million that amortize annually based on the outstanding balance of the related loan and $0.3 million in subscribed and unissued member subordinated certificates for which a payment has been received. There are many items that affect the amortization of a loan, such as loan conversions, loan repricing at the end of an interest rate term and prepayments; therefore, an amortization schedule cannot be maintained for these member loan subordinated certificates. Over the past fiscal year, annual amortization on these member loan subordinated certificates was $16 million. In fiscal year 2016, amortization represented 15% of amortizing member loan subordinated certificates outstanding.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 27 displays our credit ratings as of August 31, 2016.

Table 27: Credit Ratings

August 31, 2016
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

Table 28 displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending February 28, 2018. In projecting our liquidity position, we assume that the amount of time deposit investments will remain consistent with current levels over the next six quarters. Our assumptions include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of August 31, 2016 and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; (v) long-term loan advances reflect our current estimate of member demand for loans, which the amount and timing of are subject to change.

Table 28: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Commercial Paper Debt Issuance	Long-Term Debt Issuance	Long-Term Loan Scheduled Amortization Payments	Total Projected Sources of Liquidity	Long-Term Debt Maturities(3)	Long-Term Loan Advances	Other Loan Advances	Total Projected Uses of Liquidity	Cumulative Excess Sources/(Uses) of Liquidity (2)
1Q17									$631
2Q17	$250	$242	$312	$804	$433	$497	$42	$972	463
3Q17	50	680	341	1,071	460	533	27	1,020	514
4Q17	150	1,330	297	1,777	1,439	334	—	1,773	518
1Q18	50	135	316	501	128	364	—	492	527
2Q18	—	135	289	424	59	410	—	469	482
3Q18	—	835	290	1,125	738	406	—	1,144	463
Total	$500	$3,357	$1,845	$5,702	$3,257	$2,544	$69	$5,870
____________________________
(1)The dates presented represent the end of each quarterly period through the quarter ending February 28, 2018.
(2)Cumulative excess sources/(uses) of liquidity includes cash and time deposits.
(3)Long-term debt maturities also includes medium-term notes with an original maturity of one year or less.

As shown in Table 28, we currently expect the amount of new long-term loan advances to exceed scheduled loan repayments over the next 12 months by approximately $462 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Debt Covenants and Financial Ratios

We were in compliance with all covenants and conditions under our bank revolving line of credit agreements and senior debt indentures as of August 31, 2016. As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures. These adjusted measures consist of adjusted TIER and adjusted senior debt-to-total equity ratio. We provide a reconciliation of these measurements to the most comparable GAAP measures and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Covenants—Bank Revolving Line of Credit Agreements

Table 29 presents the required and actual financial ratios under our bank revolving line of credit agreements as of August 31, 2016 and May 31, 2016.

Table 29: Financial Covenant Ratios Under Bank Revolving Line of Credit Agreements(1)

		Actual
	Requirement	August 31, 2016	May 31, 2016

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.25	1.26

Minimum adjusted TIER for the most recent fiscal year	1.05	1.21	1.21

Maximum ratio of adjusted senior debt-to-total equity	10.00	5.67	5.52
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

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness under this provision for all three of our bank revolving line of credit agreements was $7,177 million as of August 31, 2016.

Covenants—Debt Indentures

Table 30 presents the required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of August 31, 2016 and May 31, 2016.

Table 30 : Financial Ratios Under Debt Indentures

		Actual
	Requirement	August 31, 2016	May 31, 2016
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.95	7.33
____________________________
(1) The ratio calculation includes the adjustments made to the leverage ratio under “Non-GAAP Financial Measures,” with the exception of the adjustments to exclude the noncash impact of derivative financial instruments and adjustments from total liabilities and total equity.

In addition to the above financial covenant requirement, we are required to pledge collateral pursuant to the provisions of certain of our borrowing agreements. We provide information on collateral pledged or on deposit above under “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged.”

Debt Ratio Analysis

We provide the calculations for our primary debt ratios, which include the adjusted leverage and adjusted debt-to-equity ratios, and a reconciliation to the most comparable GAAP measures (the leverage and debt-to-equity ratios) below in “Non-GAAP Financial Measures.” We also explain the basis for the adjustments made to derive the adjusted ratios.

Leverage Ratio

The leverage ratio was 38.17-to-1 as of August 31, 2016, compared with 29.81-to-1 as of May 31, 2016. The increase in the leverage ratio was due to an increase in total liabilities of $572 million, attributable to the increase in debt to fund our loan portfolio growth and an increase in our derivative liability resulting from changes in interest rates, and the decrease in total equity of $165 million, resulting from our net loss and retirement of patronage capital, partially offset by the decrease of $12 million in total guarantees.

The leverage ratio under the financial covenants of our bank revolving line of credit agreements is adjusted to exclude certain items, which are detailed in Table 34. The adjusted leverage ratio was 6.20-to-1 as of as of August 31, 2016, compared with 6.08-to-1 as of May 31, 2016. The increase in the adjusted leverage ratio was due to the increase of $407 million in adjusted liabilities, attributable to the increase in debt to fund our loan portfolio growth, partially offset by the decrease of $12 million in total guarantees.

Debt-to-Equity Ratio

The debt-to-equity ratio was 36.80-to-1 as of August 31, 2016, compared with 28.69-to-1 as of May 31, 2016. The increase in the debt-to-equity ratio was attributable to the increase in total liabilities of $572 million and the decrease in total equity of $165 million.

The adjusted debt-to-equity ratio was 5.94-to-1 as of August 31, 2016, compared with 5.82-to-1 as of May 31, 2016. The increase in the adjusted debt-to-equity ratio was attributable to the increase in adjusted liabilities of $407 million.

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

Matched Funding Practice

We provide our members with many options on loans with regard to interest rates, the term for which the selected interest rate is in effect and the ability to convert or prepay the loan. Long-term loans have maturities of up to 35 years. Borrowers may select fixed interest rates for periods of one year through the life of the loan. We do not match fund the majority of our fixed-rate loans with a specific debt issuance at the time the loans are advanced. To monitor and mitigate interest rate risk in the funding of fixed-rate loans, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year, which is presented in Table 31. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-interest-rate loans.

We fund the amount of fixed-rate assets that exceed fixed-rate debt and members’ equity with short-term debt, primarily commercial paper. We also have the option to enter into pay fixed-receive variable interest rate swaps. Our funding objective is to manage the matched funding of asset and liability repricing terms within a range of total assets (excluding derivative assets) deemed appropriate by the Asset Liability Committee based on the current environment and extended outlook for interest rates. Due to the flexibility we offer our borrowers, there is a possibility of significant changes in the composition of the fixed-rate loan portfolio, and the management of the interest rate gap is very fluid. We may use interest rate swaps to manage the interest rate gap based on our needs for fixed-rate or variable-rate funding as changes arise. We consider the interest rate risk on variable-rate loans to be minimal as the loans are eligible to be repriced at least monthly, which minimizes the variance to the cost of variable-rate debt used to fund the loans. Loans with variable interest rates accounted for 8% of our total loan portfolio as of both August 31, 2016 and May 31, 2016.

Interest Rate Gap Analysis

Our interest rate gap analysis allows us to consider various scenarios in order to evaluate the impact on adjusted TIER of issuing certain amounts of debt with various maturities at a fixed rate. See “Non-GAAP Financial Measures” for further explanation and a reconciliation of the adjustments to TIER to derive adjusted TIER.

Table 31 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of August 31, 2016.

Table 31: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/17	Two Years 6/1/17 to 5/31/19	Two Years 6/1/19 to 5/31/21	Five Years 6/1/21 to 5/31/26	10 Years 6/1/26 to 5/31/36	6/1/36 and Thereafter	Total
Asset amortization and repricing	$1,625	$3,699	$2,700	$5,148	$6,025	$2,564	$21,761
Liabilities and members’ equity:
Long-term debt	$1,790	$4,130	$2,488	$4,654	$3,935	$1,064	$18,061
Subordinated certificates	15	43	58	920	277	691	2,004
Members’ equity (1)	—	—	26	89	322	810	1,247
Total liabilities and members’ equity	$1,805	$4,173	$2,572	$5,663	$4,534	$2,565	$21,312
Gap (2)	$(180)	$(474)	$128	$(515)	$1,491	$(1)	$449

Cumulative gap	(180)	(654)	(526)	(1,041)	450	449
Cumulative gap as a % of total assets	(0.73)%	(2.65)%	(2.13)%	(4.22)%	1.82%	1.82%
Cumulative gap as a % of adjusted total assets(3)	(0.73)	(2.66)	(2.14)	(4.23)	1.83	1.83
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes noncash adjustments from the accounting for derivative financial instruments.
(2)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity.
(3)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

The difference, or gap, of $449 million between the fixed-rate loans scheduled for amortization or repricing of $21,761 million and the fixed-rate liabilities and equity funding the loans of $21,312 million presented in Table 31 reflects the amount of fixed-rate assets that are funded with short-term debt as of August 31, 2016. The gap of $449 million represented 1.82% of total assets and 1.83% of adjusted total assets (total assets excluding derivative assets) as of August 31, 2016.

We maintain an unmatched position on our fixed-rate assets within a limited percentage of adjusted total assets. The limited unmatched position is intended to provide flexibility to ensure that we are able to match the current maturing portion of long-term fixed rate loans based on maturity date and the opportunity in the current low interest rate environment to increase the gross yield on our fixed rate assets without taking what we would consider to be excessive risk.

Our Asset Liability Committee provides oversight over maintaining our interest rate position within prescribed policy limits using approved strategies. Our primary strategies for managing our exposure to interest rate risk include the use of derivatives and limiting the amount of fixed-rate assets that can be funded by short-term debt to a specified percentage of adjusted total assets based on market conditions. Funding fixed-rate loans with short-term debt increases interest rate and liquidity risk, as the maturing debt would need to be replaced to fund the fixed-rate loans through their repricing or maturity date. We discuss how we manage our liquidity risk in our 2016 Form 10-K under “Item 7. MD&A—Liquidity Risk.”

NON-GAAP FINANCIAL MEASURES

In addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. We provide a discussion of each of these non-GAAP measures in our 2016 Form 10-K under “Item 7. MD&A—Non-GAAP Measures.” Below we provide a reconciliation of our adjusted measures to the most comparable GAAP measures. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our revolving credit agreements and debt indentures are based on these adjusted metrics and management uses these metrics to compare operating results across financial reporting periods, for internal budgeting and forecasting purposes, for compensation decisions and for short- and long-term strategic planning decisions.

Statements of Operations Non-GAAP Adjustments and Calculation of Adjusted TIER

Table 32 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 32: Adjusted Financial Measures — Income Statement

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Interest expense	$(181,080)	$(165,700)
Plus: Derivative cash settlements	(23,390)	(20,156)
Adjusted interest expense	$(204,470)	$(185,856)

Net interest income	$75,755	$80,416
Less: Derivative cash settlements	(23,390)	(20,156)
Adjusted net interest income	$52,365	$60,260

Net income (loss)	$(132,261)	$43,095
Less: Derivative forward value	164,903	(8,139)
Adjusted net income	$32,642	$34,956

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER Calculation

Table 33 presents our TIER and adjusted TIER for the three months ended August 31, 2016 and 2015.

Table 33: TIER and Adjusted TIER

	Three Months Ended August 31,
	2016	2015
TIER (1)	0.27	1.26

Adjusted TIER (2)	1.16	1.19
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 34 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and the adjusted leverage and adjusted debt-to-equity ratios as of August 31, 2016 and May 31, 2016. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted leverage and adjusted-debt-to-equity ratios pursuant to the financial covenants under our bank revolving line of credit agreements.

Table 34: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	August 31, 2016	May 31, 2016
Total liabilities	$24,024,759	$23,452,822
Less:
Derivative liabilities	(761,491)	(594,820)
Debt used to fund loans guaranteed by RUS	(172,019)	(173,514)
Subordinated deferrable debt	(742,176)	(742,212)
Subordinated certificates	(1,443,131)	(1,443,810)
Adjusted total liabilities	$20,905,942	$20,498,466

Total equity	$652,856	$817,378
Less:
Prior year cumulative derivative forward value adjustments	520,357	299,274
Year-to-date derivative forward value (gains) losses, net	164,903	221,083
Accumulated other comprehensive income (1)	(4,290)	(4,487)
Plus:
Subordinated certificates	1,443,131	1,443,810
Subordinated deferrable debt	742,176	742,212
Adjusted total equity	$3,519,133	$3,519,270
Guarantees (2)	$896,902	$909,208
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $7 million of accumulated other comprehensive income as of August 31, 2016 and May 31, 2016 related to the unrecognized gains on our investments. It also excludes $10 million of accumulated other comprehensive loss related to foreclosed assets as of May 31, 2016 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan as of August 31, 2016 and May 31, 2016.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 35 displays the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of August 31, 2016 and May 31, 2016.

Table 35: Leverage and Debt-to-Equity Ratios

	August 31, 2016	May 31, 2016
Leverage ratio (1)	38.17	29.81
Adjusted leverage ratio (2)	6.20	6.08
Debt-to-equity ratio (3)	36.80	28.69
Adjusted debt-to-equity ratio (4)	5.94	5.82
____________________________
(1) Calculated based on total liabilities and guarantees as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities and guarantees as of the end of the period divided by adjusted total equity as of the end of the period. See Table 34 for the adjustments to reconcile total liabilities and guarantees and total equity to adjusted total liabilities and guarantees and adjusted total equity.
(3) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Interest income	$256,835	$246,116
Interest expense	(181,080)	(165,700)
Net interest income	75,755	80,416
Provision for loan losses	(1,928)	(4,562)
Net interest income after provision for loan losses	73,827	75,854
Non-interest income:
Fee and other income	4,530	4,701
Derivative losses	(188,293)	(12,017)
Results of operations of foreclosed assets	(1,112)	(1,921)
Total non-interest income	(184,875)	(9,237)
Non-interest expense:
Salaries and employee benefits	(11,424)	(11,490)
Other general and administrative expenses	(9,435)	(11,345)
Other	(443)	(357)
Total non-interest expense	(21,302)	(23,192)
Income (loss) before income taxes	(132,350)	43,425
Income tax expense	89	(330)
Net income (loss)	(132,261)	43,095
Less: Net loss attributable to noncontrolling interests	690	230
Net income (loss) attributable to CFC	$(131,571)	$43,325

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Net income (loss )	$(132,261)	$43,095
Other comprehensive income (loss):
Unrealized losses on available-for-sale investment securities	(11)	(664)
Reclassification of losses on foreclosed assets to net income	9,823	—
Reclassification of derivative gains to net income	(197)	(235)
Defined benefit plan adjustments	44	44
Other comprehensive income (loss)	9,659	(855)
Total comprehensive income (loss)	(122,602)	42,240
Less: Total comprehensive loss attributable to noncontrolling interests	690	232
Total comprehensive income (loss) attributable to CFC	$(121,912)	$42,472

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2016	May 31, 2016
Assets:
Cash and cash equivalents	$290,651	$204,540
Restricted cash	21,319	4,628
Time deposits	340,000	340,000
Investment securities available for sale, at fair value	87,930	87,940
Loans to members	23,566,225	23,162,696
Less: Allowance for loan losses	(33,120)	(33,258)
Loans to members, net	23,533,105	23,129,438
Accrued interest receivable	109,785	113,272
Other receivables	51,270	51,478
Fixed assets, net	115,723	112,563
Debt service reserve funds	17,151	17,151
Foreclosed assets, net	—	102,967
Derivative assets	81,734	80,095
Other assets	28,947	26,128
Total assets	$24,677,615	$24,270,200

Liabilities:
Accrued interest payable	$194,928	$132,996
Debt outstanding:
Short-term borrowings	3,151,411	2,938,848
Long-term debt	17,568,367	17,473,603
Subordinated deferrable debt	742,176	742,212
Members’ subordinated certificates:
Membership subordinated certificates	630,063	630,063
Loan and guarantee subordinated certificates	592,022	593,701
Member capital securities	221,046	220,046
Total members’ subordinated certificates	1,443,131	1,443,810
Total debt outstanding	22,905,085	22,598,473
Patronage capital retirement payable	41,509	—
Deferred income	75,878	78,651
Derivative liabilities	761,491	594,820
Other liabilities	45,868	47,882
Total liabilities	24,024,759	23,452,822

Commitments and contingencies

Equity:
CFC equity:
Retained equity	616,124	790,234
Accumulated other comprehensive income	10,717	1,058
Total CFC equity	626,841	791,292
Noncontrolling interests	26,015	26,086
Total equity	652,856	817,378
Total liabilities and equity	$24,677,615	$24,270,200

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2016	$2,772	$713,853	$587,219	$(513,610)	$790,234	$1,058	$791,292	$26,086	$817,378
Net loss	—	—	—	(131,571)	(131,571)	—	(131,571)	(690)	(132,261)
Other comprehensive income	—	—	—	—	—	9,659	9,659	—	9,659
Patronage capital retirement	—	(42,129)	—	—	(42,129)	—	(42,129)	—	(42,129)
Other	(410)	—	—	—	(410)	—	(410)	619	209
Balance as of August 31, 2016	$2,362	$671,724	$587,219	$(645,181)	$616,124	$10,717	$626,841	$26,015	$652,856

Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786
Net income	—	—	—	43,325	43,325	—	43,325	(230)	43,095
Other comprehensive loss	—	—	—	—	—	(853)	(853)	(2)	(855)
Patronage capital retirement	—	(39,210)	—	—	(39,210)	—	(39,210)	—	(39,210)
Other	(361)	—	—	—	(361)	—	(361)	710	349
Balance as of August 31, 2015	$2,382	$629,770	$501,731	$(249,887)	$883,996	$3,227	$887,223	$27,942	$915,165

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(132,261)	$43,095
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(2,991)	(2,683)
Amortization of debt issuance costs and deferred charges	2,271	2,052
Amortization of discount on long-term debt	2,308	2,110
Amortization of issuance costs for revolving bank lines of credit	1,342	2,087
Depreciation and amortization	1,723	1,899
Provision for loan losses	1,928	4,562
Results of operations of foreclosed assets	1,112	1,921
Derivative forward value	164,903	(8,139)
Changes in operating assets and liabilities:
Accrued interest receivable	3,487	806
Accrued interest payable	61,932	66,946
Deferred income	218	(399)
Other	(5,323)	(3,561)
Net cash provided by operating activities	100,649	110,696
Cash flows from investing activities:
Advances on loans	(2,209,301)	(2,279,165)
Principal collections on loans	1,864,009	1,653,889
Net investment in fixed assets	(4,883)	(2,058)
Net cash proceeds from sale of foreclosed assets	46,259	—
Proceeds from foreclosed assets	4,036	1,333
Investments in foreclosed assets	—	(1,000)
Change in restricted cash	(16,691)	(4,710)
Net cash used in investing activities	(316,571)	(631,711)
Cash flows from financing activities:
Proceeds from issuances of short-term borrowings, net	256,572	146,190
Proceeds from issuances of short-term borrowings with original maturity greater than 90 days	195,576	131,496
Repayments of short term-debt with original maturity greater than 90 days	(239,585)	(196,736)
Proceeds from issuance of long-term debt	283,330	551,808
Payments for retirement of long-term debt	(193,113)	(89,998)
Issuance cost of subordinated deferrable debt	(68)	—
Proceeds from issuance of members’ subordinated certificates	1,236	746
Payments for retirement of members’ subordinated certificates	(1,915)	(5,020)
Net cash provided by financing activities	302,033	538,486
Net increase in cash and cash equivalents	86,111	17,471
Beginning cash and cash equivalents	204,540	248,836
Ending cash and cash equivalents	$290,651	$266,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$113,226	$92,505
Cash paid for income taxes	199	4

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (“2016 Form 10-K”).

Principles of Consolidation

Our accompanying condensed consolidated financial statements include the accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and subsidiaries created and controlled by CFC to hold foreclosed assets. All intercompany balances and transactions have been eliminated. RTFC was established to provide private financing for the rural telecommunications industry. NCSC may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC had one entity, Caribbean Asset Holdings, LLC (“CAH”), that held foreclosed assets as of May 31, 2016. On July 1, 2016, the sale of CAH was completed. As a result, we did not carry any foreclosed assets on our condensed consolidated balance sheet as of August 31, 2016. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Interest Income

The following table presents interest income, categorized by loan and investment type, for the three months ended August 31, 2016 and 2015.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Interest income on loans and investments:
Long-term fixed-rate loans(1)	$244,128	$232,202
Long-term variable-rate loans	4,527	5,020
Line of credit loans	5,966	6,198
Restructured loans	218	—
Investments	2,280	2,625
Fee income(2)	(284)	71
Total interest income	$256,835	$246,116
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method.
(2) Primarily related to amortization of loan origination costs and late payment fees. Up-front loan arranger fees, which are not based on interest rates, are included in fee and other income.

Deferred income on the condensed consolidated balance sheets consists primarily of deferred loan conversion fees, which totaled $69 million and $71 million as of August 31, 2016 and May 31, 2016, respectively.

Interest Expense

The following table presents interest expense, categorized by debt product type, for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Interest expense on debt:(1)(2)(3)
Short-term borrowings	$4,882	$2,542
Medium-term notes	23,585	20,153
Collateral trust bonds	85,049	82,831
Long-term notes payable	43,129	40,085
Subordinated deferrable debt	9,426	4,783
Subordinated certificates	15,009	15,306
Total interest expense	$181,080	$165,700
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

Accounting Standards Adopted in Fiscal Year 2017

Amendments to the Consolidation Analysis

In February 2015, FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update is effective in

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the first quarter of fiscal year 2017. The adoption of the guidance did not impact our condensed consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Standards

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the accounting for credit losses on certain financial assets to an expected loss model from the incurred loss model currently in use. The new guidance will result in earlier recognition of credit losses based on measuring the expected credit losses over the estimated life of financial assets held at each reporting date. The expected loss model will be the basis for determining the allowance for credit losses for loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. In addition, the new guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary, which allows for the reversal of credit impairments in future periods. The new guidance is effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update is effective for us in the first quarter of fiscal year 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact this new guidance will have on our consolidated financial statements.

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (our own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for us in the first quarter of fiscal year 2019. We are in the process of evaluating the impact of this update on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers and will replace most existing revenue recognition in GAAP when it becomes effective. In July 2015, FASB approved a one year deferral of the effective date of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The new accounting guidance, which does not apply to financial instruments, is effective beginning in the first quarter of fiscal year 2018. We do not expect the new guidance to have a material impact on our consolidated financial statements, as CFC’s primary business and source of revenue is from lending.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—VARIABLE INTEREST ENTITIES

Based on the accounting standards governing consolidations, we are required to consolidate the financial results of RTFC and NCSC because CFC is the primary beneficiary of RTFC and NCSC.

CFC manages the lending activities of RTFC and NCSC. Under separate guarantee agreements, RTFC and NCSC pay CFC a fee to indemnify them against loan losses. CFC is the sole lender to and manages the business operations of RTFC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. RTFC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, RTFC must pay a guarantee fee. CFC is the primary source of funding to and manages the lending activities of NCSC through a management agreement that is automatically renewable on an annual basis unless terminated by either party. NCSC funds its lending programs through loans from CFC or debt guaranteed by CFC. In connection with these guarantees, NCSC must pay a guarantee fee.

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. CFC had guaranteed $45 million of NCSC debt, derivative instruments and guarantees with third parties as of August 31, 2016, and CFC’s maximum potential exposure for these instruments totaled $48 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not presented in the amount in “Note 11—Guarantees” as the debt and derivatives are reported on the condensed consolidated balance sheets. CFC guaranteed $2 million of RTFC guarantees with third parties as of August 31, 2016. The maturities for RTFC obligations guaranteed by CFC extend through 2017. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. RTFC had total assets of $495 million including loans outstanding to members of $392 million, and NCSC had total assets of $697 million including loans outstanding of $685 million as of August 31, 2016. CFC had committed to lend RTFC up to $4,000 million, of which $375 million was outstanding, as of August 31, 2016. CFC had committed to provide up to $3,000 million of credit to NCSC, of which $710 million was outstanding, representing $665 million of outstanding loans and $45 million of credit enhancements as of August 31, 2016.

NOTE 3—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which are classified as available for sale, as of August 31, 2016 and May 31, 2016.

	August 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$978	$—	$30,978
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,980	—	26,980
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,750	—	26,750
Farmer Mac—Class A Common Stock	538	2,684	—	3,222
Total investment securities, available-for-sale	$80,538	$7,392	$—	$87,930

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$780	$—	$30,780
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	2,600	—	27,600
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,650	—	26,650
Farmer Mac—Class A Common Stock	538	2,372	—	2,910
Total investment securities, available-for-sale	$80,538	$7,402	$—	$87,940

We did not have any investment securities in an unrealized loss position as of August 31, 2016 and May 31, 2016. For additional information regarding the unrealized gains (losses) recorded on our available-for-sale investment securities, see “Note 10—Equity—Accumulated Other Comprehensive Income.”

NOTE 4—LOANS AND COMMITMENTS

The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments, by loan type and member class, as of August 31, 2016 and May 31, 2016.

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term loans:
Long-term fixed-rate loans	$21,761,313	$—	$21,390,576	$—
Long-term variable-rate loans	717,772	4,616,153	757,500	4,508,562
Total long-term loans(3)	22,479,085	4,616,153	22,148,076	4,508,562
Line of credit loans	1,076,658	8,368,059	1,004,441	8,696,448
Total loans outstanding(4)	23,555,743	12,984,212	23,152,517	13,205,010
Deferred loan origination costs	10,482	—	10,179	—
Loans to members	$23,566,225	$12,984,212	$23,162,696	$13,205,010

Member class:(2)
CFC:
Distribution	$17,984,617	$8,704,420	$17,674,335	$8,967,730
Power supply	4,437,621	3,256,137	4,401,185	3,191,873
Statewide and associate	56,267	149,544	54,353	155,129
CFC total(3)	22,478,505	12,110,101	22,129,873	12,314,732
RTFC	392,176	247,246	341,842	246,657
NCSC	685,062	626,865	680,802	643,621
Total loans outstanding(4)	$23,555,743	$12,984,212	$23,152,517	$13,205,010
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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3) Includes long-term loans guaranteed by RUS totaling $172 million and $174 million as of August 31, 2016 and May 31, 2016, respectively, and long-term loans covered under the Farmer Mac standby purchase commitment agreement totaling $887 million and $926 million as of August 31, 2016 and May 31, 2016, respectively.
(4) Represents the unpaid principal balance excluding deferred loan origination costs.

Unadvanced Loan Commitments

Unadvanced loan commitments totaled $2,543 million and $2,448 million as of August 31, 2016 and May 31, 2016, respectively, related to committed lines of credit loans that are not subject to a material adverse change clause at the time of each loan advance. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of August 31, 2016.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Committed lines of credit	$2,543,328	$65,887	$508,670	$606,565	$710,208	$443,333	$208,665

The remaining unadvanced commitments totaling $10,441 million and $10,757 million as of August 31, 2016 and May 31, 2016, respectively, were generally subject to material adverse change clauses. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

The following table summarizes the available balance under unadvanced commitments as of August 31, 2016 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Commitments
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Line of credit loans	$8,368,059	$379,658	$5,159,912	$906,050	$926,739	$648,255	$347,445
Long-term loans	4,616,153	881,044	723,437	1,018,401	865,482	849,510	278,279
Total	$12,984,212	$1,260,702	$5,883,349	$1,924,451	$1,792,221	$1,497,765	$625,724

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

We sold CFC loans with outstanding balances totaling $20 million and $52 million, at par for cash, during the three months ended August 31, 2016 and 2015, respectively.

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. We seek to provide a balance between meeting the credit needs of our members while also ensuring the sound credit quality of our loan portfolio. Payment status and internal risk rating trends are key indicators, among others, of the level of credit risk within our loan portfolio.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We designated, and Farmer Mac approved, loans that had an aggregate outstanding principal balance of $887 million as of August 31, 2016. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of August 31, 2016.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of August 31, 2016 and May 31, 2016.

	August 31, 2016
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$17,984,617	$—	$—	$—	$17,984,617	$—
Power supply	4,437,621	—	—	—	4,437,621	—
Statewide and associate	56,267	—	—	—	56,267	—
CFC total	22,478,505	—	—	—	22,478,505	—
RTFC	392,176	—	—	—	392,176	—
NCSC	685,062	—	—	—	685,062	—
Total loans outstanding	$23,555,743	$—	$—	$—	$23,555,743	$—

As a % of total loans	100.00%	—%	—%	—%	100.00%	—%

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

The following table presents our loan portfolio by risk rating category and member class based on available data as of August 31, 2016 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2016			May 31, 2016
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$17,960,782	$23,835	$17,984,617	$17,640,928	$33,407	$17,674,335
Power supply	4,437,621	—	4,437,621	4,401,185	—	4,401,185
Statewide and associate	54,739	1,528	56,267	54,100	253	54,353
CFC total	22,453,142	25,363	22,478,505	22,096,213	33,660	22,129,873
RTFC	384,180	7,996	392,176	330,167	11,675	341,842
NCSC	678,825	6,237	685,062	678,552	2,250	680,802
Total loans outstanding	$23,516,147	$39,596	$23,555,743	$23,104,932	$47,585	$23,152,517

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2016	$24,559	$5,565	$3,134	$33,258
Provision for loan losses	450	1,331	147	1,928
Charge-offs	—	(2,119)	—	(2,119)
Recoveries	53	—	—	53
Balance as of August 31, 2016	$25,062	$4,777	$3,281	$33,120

	Three Months Ended August 31, 2015
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690
Provision for loan losses	3,380	1,019	163	4,562
Recoveries	55	—	—	55
Balance as of August 31, 2015	$27,151	$5,552	$5,604	$38,307

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of August 31, 2016 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated loans	$25,062	$3,492	$3,281	$31,835
Individually evaluated loans	—	1,285	—	1,285
Total ending balance of the allowance	$25,062	$4,777	$3,281	$33,120

Recorded investment in loans:
Collectively evaluated loans	$22,471,924	$385,209	$685,062	$23,542,195
Individually evaluated loans	6,581	6,967	—	13,548
Total recorded investment in loans	$22,478,505	$392,176	$685,062	$23,555,743

Loans to members, net (1)	$22,453,443	$387,399	$681,781	$23,522,623

	May 31, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$24,559	$2,465	$3,134	$30,158
Individually evaluated	—	3,100	—	3,100
Total ending balance of the allowance	$24,559	$5,565	$3,134	$33,258

Recorded investment in loans:
Collectively evaluated	$22,123,157	$331,244	$680,802	$23,135,203
Individually evaluated	6,716	10,598	—	17,314
Total recorded investment in loans	$22,129,873	$341,842	$680,802	$23,152,517

Loans to members, net(1)	$22,105,314	$336,277	$677,668	$23,119,259
____________________________
(1) Excludes unamortized deferred loan origination costs of $10 million as of August 31, 2016 and May 31, 2016.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of August 31, 2016 and May 31, 2016 are summarized below.

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,581	$—	$6,716	$—

With a specific allowance recorded:
RTFC	6,967	1,285	10,598	3,100
Total impaired loans	$13,548	$1,285	$17,314	$3,100

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the average recorded investment in individually impaired loans and the interest income recognized, by company, for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31,
	2016	2015	2016	2015
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,671	$7,221	$130	$—
RTFC	9,346	4,166	88	—
Total impaired loans	$16,017	$11,387	$218	$—

Troubled Debt Restructured (“TDR”) and Nonperforming Loans

TDR Loans

The following table summarizes modified loans accounted for and reported as TDRs, the performance status of these loans, and the related unadvanced commitments, by member class, as of August 31, 2016 and May 31, 2016.

	August 31, 2016			May 31, 2016
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Nonperforming TDR loans:
RTFC	$—	—%	$—	$3,506	0.01%	$—

Performing TDR loans:
CFC/Distribution	6,581		—	6,716		—
RTFC	6,967		—	7,092		—
Total performing TDR loans	13,548	0.06	—	13,808	0.06	—
Total TDR loans	$13,548	0.06%	$—	$17,314	0.07%	$—

All loans classified as performing TDR loans were performing in accordance with the terms of the restructured loan agreement and were on accrual as of August 31, 2016 and May 31, 2016.

Nonperforming Loans

We had no loans classified as nonperforming as of August 31, 2016. As discussed above, we had nonperforming TDR loans totaling $4 million as of May 31, 2016.

The following table shows foregone interest income for loans on nonaccrual status for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Nonperforming loans	$—	$13
Performing TDR loans	—	166
Nonperforming TDR loans	31	—
Total	$31	$179

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA and the amount of the corresponding debt outstanding as of August 31, 2016 and May 31, 2016, See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	August 31, 2016	May 31, 2016
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$7,204,894	$7,246,973
RUS guaranteed loans qualifying as permitted investments	150,389	151,687
Total pledged collateral	$7,355,283	$7,398,660
Collateral trust bonds outstanding	6,747,711	6,747,711

1994 indenture:
Distribution system mortgage notes	$954,691	$968,030
Collateral trust bonds outstanding	800,000	800,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,651,938	$2,683,806
Notes payable outstanding	2,293,561	2,303,122

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$16,357	$17,081
Notes payable outstanding	14,871	14,871

FFB:
Distribution and power supply system mortgage notes	$5,236,493	$5,248,935
Notes payable outstanding	4,868,322	4,777,404

NOTE 5—FORECLOSED ASSETS

Foreclosed assets consist of operating entities or other assets acquired through lending activities in satisfaction of indebtedness. On July 1, 2016, the sale of CAH to ATN VI Holdings, LLC (“Buyer”) was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of August 31, 2016.

Our net proceeds at closing totaled $109 million, which represents the purchase price of $144 million less agreed-upon purchase price adjustments as of the closing date. Upon closing, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. In connection with the sale, RTFC provided a loan in the amount of $60 million to Buyer to finance a portion of the transaction. ATN International, Inc., the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

parent corporation of Buyer, has provided a guarantee on an unsecured basis of Buyer’s obligations to RTFC pursuant to the financing.

The net proceeds at closing were subject to post-closing adjustments, which were due from Buyer within 60 days of the closing for review by us. The Buyer provided and we agreed upon a net amount due to us of approximately $1 million for post-closing adjustments.CFC remains subject to potential indemnification claims, as specified in the Purchase Agreement. We recorded a loss of $1 million in the current quarter, which reflects the combined impact of the July 1, 2016 sale closing and post-closing purchase price adjustments. Upon closing of the sale of CAH, we derecognized the loss of $10 million recorded in accumulated other comprehensive income attributable to actuarial-related changes in CAH’s pension and other postretirement benefit obligations as an offset against the sale proceeds. This derecognition had no effect on our consolidated statement of operations in the current quarter, as the amount was taken into consideration in the measurement of the CAH impairment loss recorded in fiscal year 2016.

NOTE 6—SHORT-TERM BORROWINGS

Our short-term borrowings totaled $3,151 million and accounted for 14% of total debt outstanding as of August 31, 2016, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016.

Revolving Credit Agreements

We had $3,420 million of commitments under revolving credit agreements as of August 31, 2016 and May 31, 2016. Under our current revolving credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities. NCSC’s commitment amount $110 million is excluded from the commitment amount from third parties of $3,310 million because NCSC receives all of its funding from CFC and NCSC's financial results are consolidated with CFC. The NCSC commitment of $110 million under the revolving credit agreements also reduces the total letters of credit from third parties, to $290 million.

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our revolving credit agreements as of August 31, 2016 and May 31, 2016.

	August 31, 2016			May 31, 2016
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Maturity	Annual Facility Fee (2)
3-year agreement	$25	$—	$25	$25	$—	$25	October 28, 2017	7.5 bps
3-year agreement	1,640	—	1,640	1,640	—	1,640	November 19, 2018	7.5 bps
Total 3-year agreement	1,665	—	1,665	1,665	—	1,665
5-year agreement	45	—	45	45	—	45	October 28, 2019	10 bps
5-year agreement	1,600	1	1,599	1,600	1	1,599	November 19, 2020	10 bps
Total 5-year agreement	1,645	1	1,644	1,645	1	1,644
Total	$3,310	$1	$3,309	$3,310	$1	$3,309
____________________________
(1)Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.
(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

In September 2016, NCSC assigned a total of $50 million of its commitment to another financial institution in the facility, with $25 million expiring in October 2017 and $25 million expiring in October 2019. As a result, the CFC commitment amount from third parties increased to $3,360 million, while the NCSC commitment was reduced to $60 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We were in compliance with all covenants and conditions under our revolving credit agreements and there were no borrowings outstanding under these agreements as of August 31, 2016 and May 31, 2016.

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of August 31, 2016 and May 31, 2016.

(Dollars in thousands)	August 31, 2016	May 31, 2016
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,687,358	$2,668,276
Medium-term notes sold to members	442,948	450,960
Subtotal medium-term notes	3,130,306	3,119,236
Unamortized discount	(495)	(537)
Debt issuance costs	(20,967)	(19,370)
Total unsecured medium-term notes	3,108,844	3,099,329
Unsecured notes payable	27,092	27,092
Unamortized discount	(465)	(496)
Debt issuance costs	(115)	(123)
Total unsecured notes payable	26,512	26,473
Total unsecured long-term debt	3,135,356	3,125,802
Secured long-term debt:
Collateral trust bonds	7,547,711	7,547,711
Unamortized discount	(263,602)	(265,837)
Debt issuance costs	(27,188)	(28,778)
Total collateral trust bonds	7,256,921	7,253,096
Guaranteed Underwriter Program notes payable	4,868,322	4,777,404
Debt issuance costs	(286)	(293)
Total Guaranteed Underwriter Program notes payable	4,868,036	4,777,111
Farmer Mac notes payable	2,293,561	2,303,123
Other secured notes payable	14,871	14,871
Debt issuance costs	(378)	(400)
Total other secured notes payable	14,493	14,471
Total secured notes payable	7,176,090	7,094,705
Total secured long-term debt	14,433,011	14,347,801
Total long-term debt	$17,568,367	$17,473,603

Secured Notes Payable

As of August 31, 2016 and May 31, 2016, we had secured notes payable totaling $4,868 million and $4,777 million, respectively, outstanding under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. As of August 31, 2016 and May 31, 2016, $4,868 million and $4,777 million of secured notes payable outstanding under the Guaranteed Underwriter Program require us to pledge mortgage notes in an amount at least equal to the principal balance of the notes outstanding. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under this program. During the three months ended August 31, 2016, we borrowed $100 million under our committed loan

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facilities with the Federal Financing Bank. As of August 31, 2016, we had up to $500 million available under committed loan facilities from the Federal Financing Bank as part of this program.

As of August 31, 2016 and May 31, 2016, secured notes payable also include $2,294 million and 2,303 million, respectively, in debt outstanding to Farmer Mac under a note purchase agreement totaling $4,500 million. Under the terms of the note purchase agreement, we can borrow up to $4,500 million at any time through January 11, 2020, and thereafter automatically extend the agreement on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period would not be extended beyond the remaining term. The agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time as market conditions permit, provided that the principal amount at any time outstanding is not more than the total available under the agreement.

We also have an additional revolving note purchase agreement with Farmer Mac totaling $300 million. Under the terms of this agreement, we can borrow up to $300 million at any time through July 31, 2018. This agreement with Farmer Mac is a revolving credit facility that allows us to borrow, repay and re-borrow funds at any time through maturity or from time to time, provided that the principal amount at any time outstanding is not more than the total available under the agreement. As of August 31, 2016 and May 31, 2016, we had no notes payable outstanding under this revolving note purchase agreement with Farmer Mac.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Farmer Mac agreements. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

As of August 31, 2016 and May 31, 2016, we were in compliance with all covenants and conditions under our senior debt indentures.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of August 31, 2016 and May 31, 2016.

	August 31, 2016	May 31, 2016
(Dollars in thousands)	Amount	Amount
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,824)	(7,788)
Total subordinated deferrable debt	$742,176	$742,212

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of August 31, 2016 and May 31, 2016.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of August 31, 2016 and May 31, 2016. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	August 31, 2016			May 31, 2016
(Dollars in thousands)	Notional Amount(1)	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount(2)	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay fixed swaps	$6,817,474	2.92%	0.70%	$6,661,471	2.95%	0.63%
Receive fixed swaps	3,499,000	1.11	2.82	3,499,000	1.02	2.82
Total interest rate swaps	$10,316,474	2.30	1.42	$10,160,471	2.29	1.39
____________________________
(1)Excludes $112 million notional amount of forward-starting swaps outstanding as of August 31, 2016. These swaps had an effective start date of July 31, 2018.
(2)Excludes $40 million notional amount of forward-starting swap outstanding as of May 31, 2016, These swaps had an effective start date of June 30, 2016.

Although the notional amount of swaps displayed in the above table exclude forward-starting swaps, we have recorded the fair value of these swaps as of August 31, 2016 and May 31, 2016 in our condensed consolidated financial statements.

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of August 31, 2016 and May 31, 2016.

	August 31, 2016		May 31, 2016
(Dollars in thousands)	Fair Value	Notional Balance(1)	Fair Value	Notional Balance(2)
Derivative assets	$81,734	$2,649,000	$80,095	$2,879,567
Derivative liabilities	(761,491)	7,667,474	(594,820)	7,280,904
Total	$(679,757)	$10,316,474	$(514,725)	$10,160,471
____________________________
(1)Excludes $112 million notional amount of forward-starting swaps outstanding as of August 31, 2016. These swaps had an effective start date of July 31, 2018. However, the fair value of these swaps as of August 31, 2016 is included in the above table and in our condensed consolidated financial statements.
(2) Excludes $40 million notional amount of forward-starting swap outstanding as of May 31, 2016, These swaps had an effective start date of June 30, 2016. However, the fair value of these swaps as of May 31, 2016 is included in the above table and in our condensed consolidated financial statements.

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of August 31, 2016 and May 31, 2016, and provides information on the impact of netting provisions and collateral pledged.

	August 31, 2016
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$81,734	$—	$81,734	$81,734	$—	$—
Derivative liabilities:
Interest rate swaps	761,491	—	761,491	81,734	—	679,757

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31,
(Dollars in thousands)	2016	2015
Derivative cash settlements	$(23,390)	$(20,156)
Derivative forward value	(164,903)	8,139
Derivative losses	$(188,293)	$(12,017)

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2016. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2016. The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2016 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$63,295	$(19,039)	$—	$(19,039)
Falls below Baa1/BBB+(2)	6,699,031	(435,093)	—	(435,093)
Falls to or below Baa2/BBB (3)(4)	159,237	(5,215)	—	(5,215)
Falls below Baa3/BBB-	384,111	(30,581)	—	(30,581)
Total	$7,305,674	$(489,928)	$—	$(489,928)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Excludes $56 million notional amount of a forward-starting swap with an effective start date of July 31, 2018, which was outstanding as of August 31, 2016.
(3) Excludes $56 million notional amount of a forward-starting swap with an effective start date of July 31, 2018, which was outstanding as of August 31, 2016.
(4) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate fair value amount, excluding and including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $490 million and $479 million, respectively, as of August 31, 2016. There were no interest rate swaps with rating triggers that were in a net asset position as of August 31, 2016.

NOTE 10—EQUITY

The following table presents the components of equity as of August 31, 2016 and May 31, 2016. Total equity decreased by $165 million during the three months ended August 31, 2016 to $653 million as of August 31, 2016. The decrease in total equity was primarily attributable to our net loss of $132 million for the period and the patronage capital retirement of $42 million.

(Dollars in thousands)	August 31, 2016	May 31, 2016
Membership fees	$974	$974
Educational fund	1,388	1,798
Total membership fees and educational fund	2,362	2,772
Patronage capital allocated	671,724	713,853
Members’ capital reserve	587,219	587,219
Unallocated net loss:
Current-year derivative forward value loss	(164,212)	(220,827)
Prior-year cumulative derivative forward value losses	(507,904)	(287,077)
Current year cumulative derivative forward value losses	(672,116)	(507,904)
Other unallocated net income (loss)	26,935	(5,706)
Unallocated net loss	(645,181)	(513,610)
CFC retained equity	616,124	790,234
Accumulated other comprehensive income	10,717	1,058
Total CFC equity	626,841	791,292
Noncontrolling interests	26,015	26,086
Total equity	$652,856	$817,378

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2016, the CFC Board of Directors authorized the allocation of the fiscal year 2016 net earnings as follows: $1 million to the Cooperative Educational Fund, $86 million to the members’ capital reserve and $84 million to members in the form of patronage.

In July 2016, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $42 million, representing 50% of the fiscal year 2016 allocation. This amount was returned to members in cash in the second quarter of fiscal year 2017. Future allocations and retirements of net earnings may be made annually as determined by the CFC Board of Directors with due regard for its financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws and regulations.

Accumulated Other Comprehensive Income

The following tables summarize, by component, the activity in the accumulated other comprehensive income as of and for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$7,402	$4,487	$(9,823)	$(1,008)	$1,058
Unrealized gains	(11)	—	—	—	(11)
Losses reclassified into earnings	—	—	9,823	44	9,867
Gains reclassified into earnings	—	(197)	—	—	(197)
Other comprehensive income	(11)	(197)	9,823	44	9,659
Ending balance	$7,391	$4,290	$—	$(964)	$10,717

	Three Months Ended August 31, 2015
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,934	$5,371	$(4,248)	$(977)	$4,080
Unrealized gains	(664)	—	—	—	(664)
Losses reclassified into earnings	—	—	—	44	44
Gains reclassified into earnings	—	(233)	—	—	(233)
Other comprehensive income	(664)	(233)	—	44	(853)
Ending balance	$3,270	$5,138	$(4,248)	$(933)	$3,227

We expect to reclassify approximately $1 million of amounts in accumulated other comprehensive income related to unrealized derivative gains into earnings over the next 12 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of August 31, 2016 and May 31, 2016.

(Dollars in thousands)	August 31, 2016	May 31, 2016
Total by type:
Long-term tax-exempt bonds	$474,965	$475,965
Letters of credit	308,551	319,596
Other guarantees	113,386	113,647
Total	$896,902	$909,208

Total by member class:
CFC:
Distribution	$123,297	$127,890
Power supply	749,903	759,345
Statewide and associate	5,047	5,054
CFC total	878,247	892,289
RTFC	1,574	1,574
NCSC	17,081	15,345
Total	$896,902	$909,208

The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of August 31, 2016, our maximum potential exposure for the $70 million of fixed-rate tax-exempt bonds is $98 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $405 million and $406 million as of August 31, 2016 and May 31, 2016, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that in the event of a default allow us to trigger the call provision. This would limit our exposure to future interest payments on these bonds. Generally our maximum potential exposure is secured by mortgage liens on the systems’ assets and future revenue. If a system’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2024. The amounts shown in the table above represent our maximum potential exposure, of which $125 million is secured as of August 31, 2016. As of August 31, 2016 and May 31, 2016, the letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2016, we may be required to issue up to an additional $84 million in letters of credit to third parties for the benefit of our members. As of August 31, 2016, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $114 million, all of which is unsecured.

As of August 31, 2016 and May 31, 2016, we had $297 million and $308 million of guarantees, respectively, representing 33% and 34%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of August 31, 2016, we were the liquidity provider for a total of $481 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the three months ended August 31, 2016, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of August 31, 2016 and May 31, 2016, we recorded a guarantee liability of $16 million and $17 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability as of August 31, 2016 and May 31, 2016 was $1 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $15 million and $16 million as of August 31, 2016 and May 31, 2016, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

NOTE 12—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2016 Form 10-K. The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of August 31, 2016 and May 31, 2016. The table also displays the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2016		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$290,651	$290,651	$290,651	$—	$—
Restricted cash	21,319	21,319	21,319	—	—
Time deposits	340,000	340,000	—	340,000	—
Investment securities, available for sale	87,930	87,930	87,930	—	—
Deferred compensation investments	4,511	4,511	4,511	—	—
Loans to members, net	23,533,105	24,320,697	—	—	24,320,697
Accrued interest receivable	109,785	109,785	—	109,785	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	81,734	81,734	—	81,734	—

Liabilities:
Short-term borrowings	$3,151,411	$3,151,103	$1,250,079	$1,901,024	$—
Long-term debt	17,568,367	18,821,746	—	11,424,873	7,396,873
Accrued interest payable	194,928	194,928	—	194,928	—
Guarantee liability	16,329	18,122	—	—	18,122
Derivative liabilities	761,491	761,491	—	761,491	—
Subordinated deferrable debt	742,176	777,343	—	777,343	—
Members’ subordinated certificates	1,443,131	1,443,155	—	—	1,443,155

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2016		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$204,540	$204,540	$204,540	$—	$—
Restricted cash	4,628	4,628	4,628	—	—
Time deposits	340,000	340,000	—	340,000	—
Investment securities, available for sale	87,940	87,940	87,940	—	—
Deferred compensation investments	4,326	4,326	4,326	—	—
Loans to members, net	23,129,438	23,297,924	—	—	23,297,924
Accrued interest receivable	113,272	113,272	—	113,272	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	80,095	80,095	—	80,095	—

Liabilities:
Short-term borrowings	$2,938,848	$2,938,716	$1,185,959	$1,752,757	$—
Long-term debt	17,473,603	18,577,261	—	11,327,004	7,250,257
Accrued interest payable	132,996	132,996	—	132,996	—
Guarantee liability	17,109	19,019	—	—	19,019
Derivative liabilities	594,820	594,820	—	594,820	—
Subordinated deferrable debt	742,212	751,395	—	751,395	—
Members’ subordinated certificates	1,443,810	1,443,834	—	—	1,443,834

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the three months ended August 31, 2016 and 2015.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of August 31, 2016 and May 31, 2016, and the classification of the valuation technique within the fair value hierarchy.

	August 31, 2016			May 31, 2016
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities available for sale	$87,930	$—	$87,930	$87,940	$—	$87,940
Deferred compensation investments	4,511	—	4,511	4,326	—	4,326
Derivative assets	—	81,734	81,734	—	80,095	80,095
Derivative liabilities	—	761,491	761,491	—	594,820	594,820

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring Fair Value

The following table presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of August 31, 2016 and May 31, 2016, and unrealized losses for the three months ended August 31, 2016 and 2015.

	Level 3 Fair Value		Unrealized Losses Three Months Ended August 31,
(Dollars in thousands)	August 31, 2016	May 31, 2016	2016	2015
Impaired loans, net of specific reserves (1)	$5,682	$7,498	$(116)	$(1,151)
____________________________
(1) Excludes impaired loans for which there is no specific allowance recorded.

Significant Unobservable Level 3 Inputs

Impaired Loans

We utilize the fair value of estimated cash flows or the collateral underlying the loan to determine the fair value and specific allowance for impaired loans. The valuation technique used to determine fair value of the impaired loans provided by both our internal staff and third-party specialists includes market multiples (i.e., comparable companies). The significant unobservable inputs used in the determination of fair value for individually impaired loans is a multiple of earnings before interest, taxes, depreciation and amortization based on various factors (i.e., financial condition of the borrower). In estimating the fair value of the collateral, we may use third-party valuation specialists, internal estimates or a combination of both. The significant unobservable inputs for estimating the fair value of impaired collateral-dependent loans are reviewed by our Credit Risk Management group to assess the reasonableness of the assumptions used and the accuracy of the work performed. In cases where we rely on third-party inputs, we use the final unadjusted third-party valuation analysis as support for any adjustments to our consolidated financial statements and disclosures.

Because of the limited amount of impaired loans as of August 31, 2016 and May 31, 2016, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three months ended August 31, 2016 and 2015, and assets attributable to each segment as of August 31, 2016 and 2015.

	Three Months Ended August 31, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$254,017	$11,222	$(8,404)	$256,835
Interest expense	(180,832)	(8,676)	8,428	(181,080)
Net interest income	73,185	2,546	24	75,755
Provision for loan losses	(1,928)	—	—	(1,928)
Net interest income after provision for loan losses	71,257	2,546	24	73,827
Non-interest income:
Fee and other income	4,328	897	(695)	4,530
Derivative losses	(186,822)	(1,471)	—	(188,293)
Results of operations of foreclosed assets	(1,112)	—	—	(1,112)
Total non-interest income	(183,606)	(574)	(695)	(184,875)
Non-interest expense:
General and administrative expenses	(18,779)	(2,080)	—	(20,859)
Other	(443)	(671)	671	(443)
Total non-interest expense	(19,222)	(2,751)	671	(21,302)
Loss before income taxes	(131,571)	(779)	—	(132,350)
Income tax expense	—	89	—	89
Net loss	$(131,571)	$(690)	$—	$(132,261)

	August 31, 2016
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$23,518,828	$1,077,238	$(1,040,323)	$23,555,743
Deferred origination costs	10,482	—	—	10,482
Less: Allowance for loan losses	(33,120)	—	—	(33,120)
Loans to members, net	23,496,190	1,077,238	(1,040,323)	23,533,105
Other assets	1,130,356	114,968	(100,814)	1,144,510
Total assets	$24,626,546	$1,192,206	$(1,141,137)	$24,677,615

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2015
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$243,051	$11,850	$(8,785)	$246,116
Interest expense	(165,382)	(9,103)	8,785	(165,700)
Net interest income	77,669	2,747	—	80,416
Provision for loan losses	(4,562)	—	—	(4,562)
Net interest income after provision for loan losses	73,107	2,747	—	75,854
Non-interest income:
Fee and other income	4,599	818	(716)	4,701
Derivative losses	(11,827)	(190)	—	(12,017)
Results of operations of foreclosed assets	(1,921)	—	—	(1,921)
Total non-interest income	(9,149)	628	(716)	(9,237)
Non-interest expense:
General and administrative expenses	(20,276)	(2,812)	253	(22,835)
Other	(357)	(463)	463	(357)
Total non-interest expense	(20,633)	(3,275)	716	(23,192)
Income before income taxes	43,325	100	—	43,425
Income tax expense	—	(330)	—	(330)
Net income (loss)	$43,325	$(230)	$—	$43,095

	August 31, 2015
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$22,045,237	$1,104,105	$(1,064,791)	$22,084,551
Deferred origination costs	9,836	—	—	9,836
Less: Allowance for loan losses	(38,307)	—	—	(38,307)
Loans to members, net	22,016,766	1,104,105	(1,064,791)	22,056,080
Other assets	1,203,978	119,366	80,376	1,403,720
Total assets	$23,220,744	$1,223,471	$(984,415)	$23,459,800

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue (“BIR”) alleging that RTFC owes tax or other amounts, plus interest in connection with tax years 1996 and 1997, and 1999 through 2005. On September 4, 2015, RTFC filed a petition with the District Court of the Virgin Islands (the “Court”) in response to the notice of deficiency. The BIR filed an answer to RTFC’s petition on December 11, 2015. The matter remains pending before the Court. RTFC believes that these allegations are without merit and will continue to contest this determination.

Item 1A.	Risk Factors

Refer to “Part I— Item 1A. Risk Factors” in our 2016 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under “Part I— Item 1A. Risk Factors” in our 2016 Form 10-K.

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

Date: October 11, 2016

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)