Form 10-Q
period 2017-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2017-04-05
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
OR

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

ii

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	9
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	12
4	Derivative Average Notional Amounts and Average Interest Rates	14
5	Derivative Gains (Losses)	15
6	Loans Outstanding by Type and Member Class	17
7	Historical Retention Rate and Repricing Selection	18
8	Total Debt Outstanding	19
9	Member Investments	21
10	Unencumbered Loans	22
11	Collateral Pledged	22
12	Guarantees Outstanding	23
13	Maturities of Guarantee Obligations	24
14	Unadvanced Loan Commitments	24
15	Notional Maturities of Unadvanced Loan Commitments	25
16	Maturities of Notional Amount of Unconditional Committed Lines of Credit	26
17	Loan Portfolio Security Profile	27
18	Credit Exposure to 20 Largest Borrowers	28
19	TDR Loans	29
20	Allowance for Loan Losses	30
21	Rating Triggers for Derivatives	31
22	Short-Term Borrowings	32
23	Liquidity Reserve	33
24	Committed Bank Revolving Line of Credit Agreements	34
25	Issuances and Maturities of Long-Term and Subordinated Debt	35
26	Principal Maturity of Long-Term Debt and Subordinated Debt	36
27	Credit Ratings	36
28	Projected Sources and Uses of Liquidity	37
29	Financial Covenant Ratios Under Committed Bank Revolving Line of Credit Agreements	38
30	Financial Ratios Under Debt Indentures	38
31	Interest Rate Gap Analysis	40
32	Adjusted Financial Measures — Income Statement	41
33	TIER and Adjusted TIER	42
34	Adjusted Financial Measures — Balance Sheet	42
35	Leverage and Debt-to-Equity Ratios	43

iii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of selected financial data for the three and nine months ended February 28, 2017 and February 29, 2016, and as of February 28, 2017 and May 31, 2016. In addition to financial measures determined in accordance with GAAP, management also evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. Our primary non-GAAP metrics include adjusted net income, adjusted net interest income and net interest yield, adjusted times interest earned ratio (“adjusted TIER”), adjusted debt-to-equity ratio and adjusted leverage ratio. The most comparable GAAP measures are net income, net interest income, TIER, debt-to-equity ratio and leverage ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted TIER and the adjusted debt-to-equity ratio. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
Statement of operations
Interest income	$259,920	$253,633	2%	$773,911	$756,074	2%
Interest expense	(186,740)	(171,189)	9	(551,474)	(504,013)	9
Net interest income	73,180	82,444	(11)	222,437	252,061	(12)
Provision for loan losses	(2,065)	1,735	**	(4,731)	(4,067)	16
Fee and other income	5,810	5,604	4	15,437	17,336	(11)
Derivative gains (losses)(1)	42,455	(243,036)	**	194,822	(356,237)	**
Results of operations of foreclosed assets	(29)	1,472	**	(1,690)	1,605	**
Operating expenses(2)	(20,710)	(22,352)	(7)	(62,201)	(65,418)	(5)
Other non-interest expense	(294)	(842)	(65)	(1,254)	(1,208)	4
Income (loss) before income taxes	98,347	(174,975)	**	362,820	(155,928)	**
Income tax expense	(385)	593	**	(1,815)	153	**
Net income (loss)	$97,962	$(174,382)	**	$361,005	$(155,775)	**

Adjusted operational financial measures
Adjusted interest expense(3)	$(206,094)	$(193,745)	6%	$(615,805)	$(569,298)	8%
Adjusted net interest income(3)	53,826	59,888	(10)	158,106	186,776	(15)
Adjusted net income(3)	36,153	46,098	(22)	101,852	135,177	(25)

Ratios
Fixed-charge coverage ratio/TIER (4)	1.52	—	152 bps	1.65	0.69	96 bps
Adjusted TIER(3)	1.18	1.24	(6)	1.17	1.24	(7)

				February 28, 2017	May 31, 2016	Change
Balance sheet
Cash, investments and time deposits				$955,855	$632,480	51%
Loans to members(5)				24,260,837	23,162,696	5
Allowance for loan losses				(36,029)	(33,258)	8
Loans to members, net				24,224,808	23,129,438	5
Total assets				25,609,565	24,270,200	6
Short-term borrowings				3,388,078	2,938,848	15
Long-term debt				18,254,301	17,473,603	4
Subordinated deferrable debt				742,241	742,212	—
Members’ subordinated certificates				1,420,608	1,443,810	(2)
Total debt outstanding				23,805,228	22,598,473	5
Total liabilities				24,462,227	23,452,822	4
Total equity				1,147,338	817,378	40
Guarantees (6)				887,484	909,208	(2)

Ratios
Leverage ratio(7)				22.09	29.81	(772) bps
Adjusted leverage ratio(3)				6.36	6.08	28
Debt-to-equity ratio(8)				21.32	28.69	(737)
Adjusted debt-to-equity ratio(3)				6.11	5.82	29
____________________________

** Change is less than one percent or not meaningful.
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
(4)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods. For the three months ended February 29, 2016, we reported a net loss of $174 million, which resulted in no fixed-charge coverage ratio and TIER coverage.
(5)Loans to members consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million and $10 million as of February 28, 2017 and May 31, 2016, respectively.
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

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio at approximatively or below 6.00-to-1.

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

Financial Performance

Reported Results

We reported net income of $98 million and a TIER of 1.52 for the quarter ended February 28, 2017 (“current quarter”), compared with a net loss of $174 million for the same prior-year quarter, which resulted in no TIER coverage for the prior-year quarter. We reported net income of $361 million and a TIER of 1.65 for the nine months ended February 28, 2017, compared with a net loss of $156 million and a TIER of 0.69 for the same prior-year period. Our debt-to-equity ratio decreased to 21.32-to-1 as of February 28, 2017, from 28.69-to-1 as of May 31, 2016, largely attributable to an increase in equity resulting from our reported net income of $361 million for the nine months ended February 28, 2017, which was partially offset by patronage capital retirements totaling $43 million.

The variance of $272 million between our reported net income of $98 million for the current quarter and net loss of $174 million for the same prior-year quarter was primarily driven by mark-to-market changes in the fair value of our derivatives. We recognized derivative gains of $42 million in the current quarter, largely due to an overall increase in interest rates during the quarter. In contrast, we recognized derivative losses of $243 million in the same prior year quarter due to a decline in longer-term interest rates and flattening of the swap yield curve. The favorable impact of the shift of $285 million to derivative gains in the current quarter from derivative losses in the same prior-year quarter was partially offset by a reduction in net interest income of $9 million, resulting from a decrease in the net interest yield of 21 basis points to 1.19%, which was partially offset by an increase in average interest-earning assets of 6%.

The variance of $517 million between our reported net income of $361 million for the nine months ended February 28, 2017 and our net loss of $156 million for the same prior-year period also was driven primarily by mark-to-market changes in the fair value of our derivatives. We recognized derivative gains of $195 million for the nine months ended February 28, 2017 attributable to an overall increase in interest rates, compared with derivative losses of $356 million during the same prior-year period attributable to a flattening of the swap yield curve resulting from an increase in short-term interest rates and a decline in longer-term interest rates. The variance between periods also reflects a reduction in net interest income of $30 million, attributable to a decrease in the net interest yield of 25 basis points to 1.22%, which was partially offset by an increase in average interest-earning assets of 7%.

Adjusted Non-GAAP Results

Our adjusted net income totaled $36 million and our adjusted TIER was 1.18 for the current quarter, compared with adjusted net income of $46 million and adjusted TIER of 1.24 for the same prior-year quarter. Our adjusted net income totaled $102 million and our adjusted TIER was 1.17 for the nine months ended February 28, 2017, compared with adjusted net income of $135 million and adjusted TIER of 1.24 for the same prior-year period. Our adjusted debt-to-equity ratio increased to 6.11-to-1 as of February 28, 2017, from 5.82-to-1 as of May 31, 2016, largely due to an increase in debt outstanding to fund asset growth.

The decreases in adjusted net income in the current quarter and nine months ended February 28, 2017 from the same prior-year periods were primarily driven by a decrease in adjusted net interest income attributable to a reduction in the adjusted net interest yield by 15 basis points to 0.87% for the current quarter and by 23 basis points to 0.86% for the nine months ended February 28, 2017. The decrease in the adjusted net interest yield during each period was partially offset by the increase in average interest-earning assets of 6% and 7% in the current quarter and nine months ended February 28, 2017, respectively.

Lending Activity

Total loans outstanding, which consists of the unpaid principal balance and excludes deferred loan origination costs, was $24,250 million as of February 28, 2017, an increase of $1,098 million, or 5%, from May 31, 2016. The increase was primarily due to increases in CFC distribution and power supply loans of $1,016 million and $121 million, respectively, which were largely attributable to member advances for capital investments and members refinancing with us loans made by other lenders.

CFC had long-term fixed-rate loans totaling $792 million that repriced during the nine months ended February 28, 2017. Of this total, $659 million repriced to a new long-term fixed rate, $112 million repriced to a long-term variable rate and $22 million were repaid in full.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 28, 2017, our debt volume also increased. Total debt outstanding was $23,805 million as of February 28, 2017, an increase of $1,207 million, or 5%, from May 31, 2016. The increase was primarily attributable to a net increase in commercial paper outstanding of $476 million, a net increase in notes payable under the note purchase agreements with the Federal Agricultural Mortgage Corporation (“Farmer Mac”) of $321 million, a net increase in notes payable to the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) of $221 million, a net increase in collateral trust bonds of $153 million and a net increase in medium-term notes of $85 million.

During the nine months ended February 28, 2017, we issued $750 million aggregate principal amount of dealer medium-term notes and collateral trust bonds and received advances of $600 million under the Guaranteed Underwriter Program and the revolving note purchase agreements with Farmer Mac.

On December 1, 2016, we closed on a $375 million committed loan facility (“Series L”) from the Federal Financing Bank guaranteed by RUS pursuant to the Guaranteed Underwriter Program. Under the Series L facility, we are able to borrow any time before October 15, 2019, with each advance subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. As a result of this new commitment, the total for committed facilities under the Guaranteed Underwriter Program increased to $5,798 million, with up to $725 million available under these facilities as of February 28, 2017.

We provide additional information on our financing activities under “Consolidated Balance Sheets Analysis—Debt” and “Liquidity Risk.”

Sale of CAH

On July 1, 2016, the sale of Caribbean Asset Holdings, LLC (“CAH”) to ATN VI Holdings, LLC (“Buyer”) was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of February 28, 2017. Our net proceeds at closing totaled $109 million, which represents the purchase price of $144 million less agreed-upon purchase price adjustments as of the closing date. Upon closing, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. In connection with the sale, RTFC provided a loan in the amount of $60 million to Buyer to finance a portion of the transaction. ATN International, Inc., the parent corporation of Buyer, has provided a guarantee on an unsecured basis of Buyer’s obligations to RTFC pursuant to the financing.

The net proceeds at closing were subject to post-closing adjustments. The Buyer provided a statement of post-closing adjustments and we agreed upon a net amount due to us for post-closing adjustments of approximately $1 million, which we received during the second quarter of fiscal year 2017. See “Consolidated Results of Operations—Non-Interest Income—Results of Operations of Foreclosed Assets” below in this Report and “Note 5—Foreclosed Assets” in our 2016 Form 10-K for additional information on the sale of CAH.

Outlook for the Next 12 Months

We currently expect the amount of long-term loan advances to slightly exceed anticipated loan repayments over the next 12 months. We expect relatively flat net interest income and adjusted net interest income over the next 12 months, reflecting a slight projected increase in average total loans, which we anticipate will be offset by a projected modest decline in the net interest yield and adjusted net interest yield.

Long-term debt scheduled to mature over the next 12 months totaled $2,590 million as of February 28, 2017. Of this amount, we have long-term debt totaling $1,440 million that matures in the fourth quarter of fiscal year 2017. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed bank revolving lines of credit and our ability to issue debt in the capital markets, to our members and in private placements to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of February 28, 2017, we had access to liquidity reserves totaling $6,931 million, which consisted of (i) $866 million in cash and cash equivalents and time deposits, (ii) up to $725 million available under committed loan facilities from the Federal Financing Bank under the Guaranteed Underwriter Program, (iii) up to $3,164 million available under committed bank revolving line of credit agreements, (iv) up to $200 million available under a committed revolving note purchase agreement with Farmer Mac, and (v) up to $1,976 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

We believe we can continue to roll over the member outstanding short-term debt of $2,348 million as of February 28, 2017, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund, select notes and medium-term notes. We expect to continue to roll over our outstanding dealer commercial paper of $1,040 million as of February 28, 2017. We intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an average amount below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.11 as of February 28, 2017, slightly above our targeted threshold. We expect to maintain our adjusted debt-to-equity ratio at approximately 6.00-to-1 over the next 12 months.

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

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the nine months ended February 28, 2017, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impact in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended February 28, 2017 and February 29, 2016 and between the nine months ended February 28, 2017 and February 29, 2016. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 28, 2017 and May 31, 2016. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three and nine months ended February 28, 2017 and February 29, 2016, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended
(Dollars in thousands)	February 28, 2017			February 29, 2016
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,106,076	$245,480	4.50%	$21,105,238	$240,933	4.59%
Long-term variable-rate loans	811,080	5,047	2.52	732,970	5,077	2.79
Line of credit loans	1,162,268	6,538	2.28	1,032,204	6,335	2.47
TDR loans(2)	13,381	228	6.91	12,737	163	5.15
Nonperforming loans	—	—	—	7,772	81	4.19
Other income, net(3)	—	(230)	—	—	(279)	—
Total loans	24,092,805	257,063	4.33	22,890,921	252,310	4.43
Cash, investments and time deposits	875,438	2,857	1.32	645,268	1,323	0.82
Total interest-earning assets	$24,968,243	$259,920	4.22%	$23,536,189	$253,633	4.33%
Other assets, less allowance for loan losses	617,010			756,264
Total assets	$25,585,253			$24,292,453

Liabilities:
Short-term debt	$3,673,501	$7,907	0.87%	$3,308,003	$4,387	0.53%
Medium-term notes	3,377,615	25,166	3.02	3,457,086	21,773	2.53
Collateral trust bonds	7,256,227	85,582	4.78	6,973,746	83,810	4.83
Long-term notes payable	7,208,711	43,929	2.47	6,809,807	41,412	2.45
Subordinated deferrable debt	742,217	9,410	5.14	395,741	4,785	4.86
Subordinated certificates	1,430,089	14,746	4.18	1,421,538	15,022	4.25
Total interest-bearing liabilities	$23,688,360	$186,740	3.20%	$22,365,921	$171,189	3.08%
Other liabilities	798,848			1,075,182
Total liabilities	24,487,208			23,441,103
Total equity	1,098,045			851,350
Total liabilities and equity	$25,585,253			$24,292,453

Net interest spread(4)			1.02%			1.25%
Impact of non-interest bearing funding(5)			0.17			0.15
Net interest income/net interest yield(6)		$73,180	1.19%		$82,444	1.40%

Adjusted net interest income/adjusted net interest yield:
Interest income		$259,920	4.22%		$253,633	4.33%
Interest expense		186,740	3.20		171,189	3.08
Add: Net accrued periodic derivative cash settlements(7)		19,354	0.74		22,556	0.90
Adjusted interest expense/adjusted average cost(8)		$206,094	3.53%		$193,745	3.48%

Adjusted net interest spread(4)			0.69%			0.85%
Impact of non-interest bearing funding			0.18			0.17
Adjusted net interest income/adjusted net interest yield(9)		$53,826	0.87%		$59,888	1.02%

	Nine Months Ended
(Dollars in thousands)	February 28, 2017			February 29, 2016
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$21,832,967	$733,425	4.49%	$20,509,790	$716,736	4.67%
Long-term variable-rate loans	763,831	14,561	2.55	703,489	14,919	2.83
Line of credit loans	1,083,863	18,057	2.23	1,043,293	18,919	2.42
TDR loans(2)	14,717	677	6.15	11,492	293	3.41
Nonperforming loans	—	—	—	3,507	110	4.19
Other income, net(3)	—	(795)	—	—	(808)	—
Total loans	23,695,378	765,925	4.32	22,271,571	750,169	4.50
Cash, investments and time deposits	749,508	7,986	1.42	666,755	5,905	1.18
Total interest-earning assets	$24,444,886	$773,911	4.23%	$22,938,326	$756,074	4.40%
Other assets, less allowance for loan losses	634,590			836,066
Total assets	$25,079,476			$23,774,392

Liabilities:
Short-term debt	$3,209,128	$18,198	0.76%	$3,084,884	$10,311	0.45%
Medium-term notes	3,353,107	73,456	2.93	3,395,871	62,745	2.47
Collateral trust bonds	7,255,745	255,582	4.71	6,805,318	248,410	4.88
Long-term notes payable	7,170,901	131,319	2.45	6,699,774	122,766	2.45
Subordinated deferrable debt	742,186	28,247	5.09	395,723	14,356	4.85
Subordinated certificates	1,438,578	44,672	4.15	1,463,180	45,425	4.15
Total interest-bearing liabilities	$23,169,645	$551,474	3.18%	$21,844,750	$504,013	3.08%
Other liabilities	1,019,306			1,032,779
Total liabilities	24,188,951			22,877,529
Total equity	890,525			896,863
Total liabilities and equity	$25,079,476			$23,774,392

Net interest spread(4)			1.05%			1.32%
Impact of non-interest bearing funding(5)			0.17			0.15
Net interest income/net interest yield(6)		$222,437	1.22%		$252,061	1.47%

Adjusted net interest income/adjusted net interest yield:
Interest income		$773,911	4.23%		$756,074	4.40%
Interest expense		551,474	3.18		504,013	3.08
Add: Net accrued periodic derivative cash settlements(7)		64,331	0.82		65,285	0.88
Adjusted interest expense/adjusted average cost(8)		$615,805	3.55%		$569,298	3.48%

Adjusted net interest spread(4)			0.68%			0.92%
Impact of non-interest bearing funding			0.18			0.17
Adjusted net interest income/adjusted net interest yield(9)		$158,106	0.86%		$186,776	1.09%
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
(7)Represents the impact of net accrued periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on the annualized net accrued periodic derivative cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $10,610 million and $10,082 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The average outstanding notional amount of derivatives was $10,532 million and $9,930 million for the nine months ended February 28, 2017 and February 29, 2016, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended			Nine Months Ended
	February 28, 2017 versus February 29, 2016			February 28, 2017 versus February 29, 2016
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$4,547	$9,336	$(4,789)	$16,689	$45,538	$(28,849)
Long-term variable-rate loans	(30)	495	(525)	(358)	1,265	(1,623)
Line of credit loans	203	739	(536)	(862)	718	(1,580)
Restructured loans	65	7	58	384	82	302
Nonperforming loans	(81)	(81)	—	(110)	(110)	—
Other income, net	49	—	49	13	—	13
Total loans	4,753	10,496	(5,743)	15,756	47,493	(31,737)
Cash, investments and time deposits	1,534	457	1,077	2,081	727	1,354
Interest income	6,287	10,953	(4,666)	17,837	48,220	(30,383)

Interest expense:
Short-term debt	3,520	444	3,076	7,887	405	7,482
Medium-term notes	3,393	(677)	4,070	10,711	(847)	11,558
Collateral trust bonds	1,772	2,673	(901)	7,172	16,198	(9,026)
Long-term notes payable	2,517	2,063	454	8,553	8,512	41
Subordinated deferrable debt	4,625	4,115	510	13,891	12,544	1,347
Subordinated certificates	(276)	(35)	(241)	(753)	(805)	52
Interest expense	15,551	8,583	6,968	47,461	36,007	11,454
Net interest income	$(9,264)	$2,370	$(11,634)	$(29,624)	$12,213	$(41,837)

Adjusted net interest income:
Interest income	$6,287	$10,953	$(4,666)	$17,837	$48,220	$(30,383)
Interest expense	15,551	8,583	6,968	47,461	36,007	11,454
Net accrued periodic derivative cash settlements(2)	(3,202)	984	(4,186)	(954)	3,893	(4,847)
Adjusted interest expense(3)	12,349	9,567	2,782	46,507	39,900	6,607
Adjusted net interest income	$(6,062)	$1,386	$(7,448)	$(28,670)	$8,320	$(36,990)
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

Net interest income of $73 million for the current quarter decreased by $9 million, or 11%, from the same prior-year quarter, driven by a decrease in net interest yield of 15% (21 basis points) to 1.19%, which was partially offset by an increase in average interest-earning assets of 6%. Net interest income of $222 million for the nine months ended February 28, 2017 decreased by $30 million, or 12%, from the same prior-year period, driven by a decrease in net interest yield of 17% (25 basis points) to 1.22%, which was partially offset by an increase in average interest-earning assets of 7%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter and nine months ended February 28, 2017 was primarily attributable to growth in average total loans of $1,202 million, or 5% and $1,424 million, or 6%, respectively, over the same prior-year periods, as members refinanced with us loans made by other lenders and obtained advances to fund capital investments.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter and nine months ended February 28, 2017 reflects the combined impact of a decline in the average yield on interest-earning assets and an increase in our average cost of funds. The average yield on interest-earning assets declined by 11 basis points and 17 basis points during the current quarter and nine months ended February 28, 2017, respectively, to 4.22% and 4.23%, respectively. The decrease resulted from repayments on existing long-term loans with higher weighted-average fixed rates than the weighted-average fixed rates on new long-term loan advances, coupled with the repricing of higher-rate loans to lower fixed rates. Our average cost of funds increased by 12 basis points and 10 basis points, respectively, during the current quarter and nine months ended February 28, 2017 to 3.20% and 3.18%, respectively. This increase was largely attributable to a shift in our funding mix resulting from the replacement of a portion of our variable-rate debt with higher cost, longer-term debt to fund the growth in our loan portfolio and manage our refinancing risk.

Adjusted net interest income of $54 million for the current quarter decreased by $6 million, or 10%, from the same prior-year quarter, driven by a decrease in the adjusted net interest yield of 15% (15 basis points) to 0.87%, which was partially offset by the increase in average interest-earning assets of 6%. Adjusted net interest income of $158 million for the nine months ended February 28, 2017 decreased by $29 million, or 15%, from the same prior-year period, driven by a decrease in the adjusted net interest yield of 21% (23 basis points) to 0.86%, which was partially offset by the increase in average interest-earning assets of 7%.

The decreases in the adjusted net interest yield in the current quarter and nine months ended February 28, 2017 from the same prior-year periods were attributable to the combined impact of the decline in the average yield on interest-earning assets and an increase in our adjusted average cost of funds.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $19 million and $23 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $64 million and $65 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $2 million for the three months ended February 28, 2017, compared with a benefit for loan losses of $2 million for the same prior-year period. We recorded a provision for loan losses of $5 million and $4 million for the nine months ended February 28, 2017 and February 29, 2016, respectively.

The unfavorable shift in the provision for loan losses of $4 million between the current quarter and the same prior-year quarter was primarily attributable to the increase in total loans outstanding, coupled with a slight deterioration in the credit quality of certain loans collectively evaluated for impairment during the current quarter. The increase in the provision for loan losses of $1 million for the nine months ended February 28, 2017 from the same prior year period was primarily due to the increase in the balance of total loans outstanding, which was partially offset by a decrease in the reserve for individually impaired loans.

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

We recorded non-interest income gains of $48 million and $209 million for the three and nine months ended February 28, 2017, respectively. In comparison, we recorded non-interest income losses of $236 million and $337 million for the three and nine months ended February 29, 2016, respectively. The significant variance in non-interest income for the three and nine months ended February 28, 2017 from the same prior-year periods were primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the yield curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of February 28, 2017 or May 31, 2016.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark rate for the substantial majority of the floating rate payments under our swap agreements is the London Interbank Offered Rate (“LIBOR”). Table 4 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and nine months ended February 28, 2017 and February 29, 2016. As indicated in Table 4, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our derivative portfolio may change as a result of changes in market conditions and actions taken to manage our interest rate risk.

Table 4: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended
	February 28, 2017			February 29, 2016
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,389,187	2.89%	0.97%	$6,476,600	3.00%	0.54%
Receive-fixed swaps	4,220,667	1.40	2.68	3,601,198	0.94	2.93
Total	$10,609,854	2.29%	1.65%	$10,077,798	2.25%	1.41%

	Nine Months Ended
	February 28, 2017			February 29, 2016
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,673,175	2.91%	0.82%	$6,202,082	3.06%	0.39%
Receive-fixed swaps	3,858,890	1.24	2.75	3,728,197	0.85	3.01
Total	$10,532,065	2.29%	1.53%	$9,930,279	2.22%	1.38%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of February 28, 2017. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and three years, respectively, as of February 29, 2016.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap yield curve, different changes in the swap yield curve— parallel, flattening or steepening—will result in differences in the fair value of our derivatives. The chart below provides comparative swap yield curves as of the end of February 28, 2017, November 30, 2016, May 31, 2016, February 29, 2016 and May 31, 2015.

____________________________
Benchmark rates obtained from Bloomberg.

Table 5 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and nine months ended February 28, 2017 and February 29, 2016. Derivative cash settlements represent the net interest amount accrued during the reporting period for interest-rate swap payments. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 5: Derivative Gains (Losses)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Derivative gains (losses) attributable to:
Derivative cash settlements	$(19,354)	$(22,556)	$(64,331)	$(65,285)
Derivative forward value gains (losses)	61,809	(220,480)	259,153	(290,952)
Derivative gains (losses)	$42,455	$(243,036)	$194,822	$(356,237)

The derivative gains of $42 million and $195 million recorded for the three and nine months ended February 28, 2017, respectively, were primarily attributable to a net increase in the fair value of our swaps due to an overall increase in interest rates, as depicted in the February 28, 2017 swap yield curve presented in the above chart.

The derivative losses of $243 million and $356 million recorded for the three and nine months ended February 29, 2016, respectively, were primarily attributable to a net decrease in the fair value of our swaps due to a flattening of the swap yield curve resulting from an increase in short-term interest rates and a decline in long-term interest rates.

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

As discussed above in “Executive Summary,” on July 1, 2016, the sale of CAH was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of February 28, 2017. Our net proceeds at closing totaled $109 million, which represents the purchase price of $144 million less agreed-upon purchase price adjustments as of the closing date.

We recorded expense of less than $1 million for the current quarter and expense of $2 million for the nine months ended February 28, 2017 related to CAH. These amounts include the combined impact of adjustments recorded at the closing date of the sale of CAH, post-closing purchase price adjustments and certain legal costs incurred pertaining to CAH.

We recorded gains related to CAH of $1 million and $2 million for the three and nine months ended February 29, 2016, respectively. The gains recorded during the three and nine months ended February 29, 2016 were attributable to CAH valuation adjustments.

See “Note 5—Foreclosed Assets” in our 2016 Form 10-K for additional information on the sale of CAH.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

We recorded non-interest expense of $21 million and $23 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $63 million and $67 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. The decreases in non-interest expense of $2 million and $4 million for the three and nine months ended February 28, 2017, respectively, were primarily attributable to a reduction in other general and administrative expenses during the respective periods.

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

We recorded net income attributable to noncontrolling interests of less than $1 million during the three months ended February 28, 2017 and $2 million during the nine months ended February 28, 2017. In comparison, we recorded net losses attributable to noncontrolling interests of $1 million and $2 million for the three and nine months ended February 29, 2016, respectively. The variance in the results of operations of noncontrolling interests was due to fluctuations in the fair value of NCSC’s derivative instruments.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $25,610 million as of February 28, 2017 increased by $1,339 million, or 6%, from May 31, 2016, primarily due to growth in our loan portfolio. Total liabilities of $24,462 million as of February 28, 2017 increased by $1,009 million, or 4%, from May 31, 2016, primarily due to debt issuances to fund our loan portfolio growth. Total equity increased by $330 million to $1,147 million as of February 28, 2017. The increase in total equity for the nine months ended February 28, 2017 was primarily attributable to our reported net income of $361 million, which was partially offset by patronage capital retirements totaling $43 million.

Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 28, 2017.

Loan Portfolio

We offer long-term fixed- and variable-rate loans and line of credit variable-rate loans. Under our long-term facilities, borrowers have the option of choosing a fixed or variable interest rate for periods of one to 35 years.

Loans Outstanding

Loans outstanding consist of advances from either new approved loans or from the unadvanced portion of loans previously approved. Table 6 summarizes total loans outstanding, by type and by member class, as of February 28, 2017 and May 31, 2016.

Table 6: Loans Outstanding by Type and Member Class

	February 28, 2017		May 31, 2016		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:(1)
Long-term loans:
Long-term fixed-rate loans	$22,066,751	91%	$21,390,576	93%	$676,175
Long-term variable-rate loans	925,267	4	757,500	3	167,767
Total long-term loans(2)	22,992,018	95	22,148,076	96	843,942
Line of credit loans	1,258,152	5	1,004,441	4	253,711
Total loans outstanding(3)	$24,250,170	100%	$23,152,517	100%	$1,097,653

Loans by member class:(1)
CFC:
Distribution	$18,690,627	77%	$17,674,335	76%	$1,016,292
Power supply	4,522,551	19	4,401,185	20	121,366
Statewide and associate	56,597	—	54,353	—	2,244
CFC total(2)	23,269,775	96	22,129,873	96	1,139,902
RTFC	363,006	1	341,842	1	21,164
NCSC	617,389	3	680,802	3	(63,413)
Total loans outstanding(3)	$24,250,170	100%	$23,152,517	100%	$1,097,653
____________________________
(1) Includes TDR loans.
(2) Includes long-term loans guaranteed by RUS totaling $169 million and $174 million as of February 28, 2017 and May 31, 2016, respectively, and long-term loans covered under the Farmer Mac standby purchase commitment agreement totaling $852 million and $926 million as of February 28, 2017 and May 31, 2016, respectively.
(3)Total loans outstanding represents the outstanding unpaid principal balance of loans. Unamortized deferred loan origination costs, which totaled $11 million and $10 million as of February 28, 2017 and May 31, 2016, respectively, are excluded from total loans outstanding. These costs, however, are included in loans to members reported on the condensed consolidated balance sheets.

Total loans outstanding of $24,250 million as of February 28, 2017 increased by $1,098 million, or 5%, from May 31, 2016. The increase was primarily due to increases in CFC distribution and power supply loans of $1,016 million and $121 million, respectively, which were largely attributable to member advances for capital investments and members refinancing with us loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans and Commitments” in our 2016 Form 10-K. See “Debt—Secured Borrowings” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 7 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced during the nine months ended February 28, 2017 and loans that repriced during fiscal year 2016, and provides information on the percentage of borrowers that selected either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. As indicated in Table 7, the average retention rate of CFC’s repriced loans has been 98% over the presented periods.

Table 7: Historical Retention Rate and Repricing Selection(1)

	Nine Months Ended February 28, 2017		Year Ended May 31, 2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$658,626	83%	$1,001,118	93%
Long-term variable rate selected	111,661	14	54,796	5
Loans repriced and sold by CFC	—	—	4,459	—
Total loans retained by CFC	770,287	97	1,060,373	98
Total loans repaid	21,728	3	17,956	2
Total	$792,015	100%	$1,078,329	100%
____________________________
(1)Does not include NCSC and RTFC loans.

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

Debt Outstanding

Table 8 displays the composition, by product type, of our outstanding debt as of February 28, 2017 and May 31, 2016. Table 8 also displays the composition of our debt based on several additional selected attributes.

Table 8: Total Debt Outstanding

(Dollars in thousands)	February 28, 2017	May 31, 2016	Increase/ (Decrease)
Debt product type:
Commercial paper:
Members, at par	$944,111	$848,007	$96,104
Dealer, net of discounts	1,039,734	659,935	379,799
Total commercial paper	1,983,845	1,507,942	475,903
Select notes to members	711,455	701,849	9,606
Daily liquidity fund notes to members	494,752	525,959	(31,207)
Collateral trust bonds	7,406,021	7,253,096	152,925
Guaranteed Underwriter Program notes payable	4,997,613	4,777,111	220,502
Farmer Mac notes payable	2,624,228	2,303,123	321,105
Medium-term notes:
Members, at par	613,363	654,058	(40,695)
Dealer, net of discounts	2,773,932	2,648,369	125,563
Total medium-term notes	3,387,295	3,302,427	84,868
Other notes payable	37,170	40,944	(3,774)
Subordinated deferrable debt	742,241	742,212	29
Members’ subordinated certificates:
Membership subordinated certificates	629,982	630,063	(81)
Loan and guarantee subordinated certificates	569,529	593,701	(24,172)
Member capital securities	221,097	220,046	1,051
Total members’ subordinated certificates	1,420,608	1,443,810	(23,202)
Total debt outstanding	$23,805,228	$22,598,473	$1,206,755

Security type:
Unsecured debt	37%	37%
Secured debt	63	63
Total	100%	100%

Funding source:
Members	18%	18%
Private placement:
Guaranteed Underwriter Program notes payable	21	21
Farmer Mac notes payable	11	10
Other	—	1
Total private placement	32	32
Capital markets	50	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	74%	74%
Variable-rate debt	26	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	83%	88%
Variable-rate debt(2)	17	12
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	14%	13%
Long-term and subordinated debt(4)	86	87
Total	100%	100%

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
(3) Borrowings with an original contractual maturity of one year or less are classified as short-term borrowings. Borrowings with an original contractual maturity of greater than one year are classified as long-term debt.
(4) Consists of long-term debt, subordinated deferrable debt and total members’ subordinated debt reported on the condensed consolidated balance sheets. Maturity classification is based on the original contractual maturity as of the date of issuance of the debt.

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 28, 2017, our debt volume also increased. Total debt outstanding was $23,805 million as of February 28, 2017, an increase of $1,207 million, or 5%, from May 31, 2016. The increase was primarily attributable to a net increase in commercial paper outstanding of $476 million, a net increase in notes payable under the note purchase agreements with Farmer Mac of $321 million, a net increase in notes payable under the Guaranteed Underwriter Program of $221 million, a net increase in collateral trust bonds of $153 million and a net increase in medium-term notes of $85 million. Significant financing-related developments during the nine months ended February 28, 2017 are summarized below.

•	On August 30, 2016, we received an advance of $100 million, with a 20-year final maturity, under the Guaranteed Underwriter Program.

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

•	On December 1, 2016, we closed a $375 million Series L committed loan facility from the Federal Financing Bank guaranteed by RUS pursuant to the Guaranteed Underwriter Program.

•	On February 7, 2017, we issued $450 million aggregate principal amount of 2.95% collateral trust bonds due 2024.

•
On February 22, 2017, we received an advance of $150 million at an effective rate of 3.012%, including a guarantee and user fee, with a 20-year final maturity, under the Guaranteed Underwriter Program.

•
On February 22, 2017, we received an advance of $250 million under the $4,500 million revolving note purchase agreement with Farmer Mac and received an additional $100 million under the $300 million committed revolving note purchase agreement with Farmer Mac.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 9 displays outstanding member debt, by debt product type, as of February 28, 2017 and May 31, 2016.

Table 9: Member Investments

	February 28, 2017		May 31, 2016		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$944,111	48%	$848,007	56%	$96,104
Select notes	711,455	100	701,849	100	9,606
Daily liquidity fund notes	494,752	100	525,959	100	(31,207)
Medium-term notes	613,363	18	654,058	20	(40,695)
Members’ subordinated certificates	1,420,608	100	1,443,810	100	(23,202)
Total	$4,184,289		$4,173,683		$10,606

Percentage of total debt outstanding	18%		18%
____________________________
(1) Represents the percentage of each line item outstanding to our members.

Member investments accounted for 18% of total debt outstanding as of both February 28, 2017 and May 31, 2016. Over the last three years, outstanding member investments have averaged $4,181 million.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,388 million and accounted for 14% of total debt outstanding as of February 28, 2017, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016. See Table 22 under “Liquidity Risk” for the composition of our short-term borrowings.

Long-Term and Subordinated Debt

Long-term debt, defined as debt with an original contractual maturity term of greater than one year, primarily consists of medium-term notes, collateral trust bonds, notes payable under the Guaranteed Underwriter Program and notes payable under our note purchase agreement with Farmer Mac. Subordinated debt consists of subordinated deferrable debt and members’ subordinated certificates. Our subordinated deferrable debt and members’ subordinated certificates have original contractual maturity terms of greater than one year. Long-term and subordinated debt totaled $20,417 million and accounted for 86% of total debt outstanding as of February 28, 2017, compared with $19,659 million, or 87%, of total debt outstanding as of May 31, 2016. As discussed above, the increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth.

Collateral Pledged

We are required to pledge loans or other collateral in borrowing transactions under our collateral trust bond indentures, note purchase agreements with Farmer Mac and bond agreements under the Guaranteed Underwriter Program. We are required to maintain pledged collateral equal to at least 100% of the outstanding amount of borrowings. However, we typically maintain pledged collateral in excess of the required percentage to ensure that required collateral levels are maintained and to facilitate the timely execution of debt issuances by reducing or eliminating the lead time to pledge additional collateral. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond indentures, Farmer Mac note purchase or the Guaranteed Underwriter Program. In certain cases, provided that all conditions of eligibility under the different programs are satisfied, we may withdraw excess pledged collateral or transfer collateral from one borrowing program to another to facilitate a new debt issuance.

Of our total debt outstanding of $23,805 million as of February 28, 2017, $15,041 million, or 63%, was secured by pledged loans. In comparison, of our total debt outstanding of $22,598 million as of May 31, 2016, $14,348 million, or 63%, was secured by pledged loans. Table 10 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2017 and May 31, 2016.

Table 10: Unencumbered Loans

(Dollars in thousands)	February 28, 2017	May 31, 2016
Total loans outstanding(1)	$24,250,170	$23,152,517
Less: Total secured debt (2)	(15,328,037)	(14,643,108)
Excess collateral pledged (3)	(2,171,281)	(1,673,404)
Unencumbered loans	$6,750,852	$6,836,005
Unencumbered loans as a percentage of total loans	28%	30%
____________________________
(1) Excludes unamortized deferred loan origination costs of $11 million and $10 million as of February 28, 2017 and May 31, 2016, respectively.
(2) Represents debt face value, excluding unamortized debt discounts and debt issuance costs.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

Table 11 displays the collateral coverage ratios as of February 28, 2017 and May 31, 2016 for the debt agreements noted above that require us to pledge collateral.

Table 11: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual
Debt Agreement			February 28, 2017	May 31, 2016
Collateral trust bonds 1994 indenture	100%	150%	116%	121%
Collateral trust bonds 2007 indenture	100	150	111	110
Guaranteed Underwriter Program notes payable(1)	100	150	118	110
Farmer Mac notes payable	100	150	113	117
Clean Renewable Energy Bonds Series 2009A	100	150	118	115
____________________________
(1) Represents notes payable under the Guaranteed Underwriter Program, which supports the Rural Economic Development Loan and Grant program. The Federal Financing Bank provides the financing for these notes, and RUS provides a guarantee of repayment.We are required to pledge collateral in an amount at least equal to the outstanding principal amount of the notes payable.

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

Equity

Total equity increased by $330 million during the nine months ended February 28, 2017 to $1,147 million, primarily attributable to our net income of $361 million for the period, which was partially offset by patronage capital retirements totaling $43 million.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 12 displays our guarantees outstanding, by guarantee type and by company, as of February 28, 2017 and May 31, 2016.

Table 12: Guarantees Outstanding

(Dollars in thousands)	February 28, 2017	May 31, 2016	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$469,080	$475,965	$(6,885)
Letters of credit	304,359	319,596	(15,237)
Other guarantees	114,045	113,647	398
Total	$887,484	$909,208	$(21,724)
Company:
CFC	$866,287	$892,289	$(26,002)
RTFC	1,574	1,574	—
NCSC	19,623	15,345	4,278
Total	$887,484	$909,208	$(21,724)

We recorded a guarantee liability of $16 million and $17 million as of February 28, 2017 and May 31, 2016, respectively, related to the contingent and noncontingent exposures for guarantee and liquidity obligations associated with our members’ debt. Of our total guarantee amounts, 67% and 66% as of February 28, 2017 and May 31, 2016, respectively, were secured by a mortgage lien on substantially all of the system’s assets and future revenue of the borrowers.

We had outstanding letters of credit for the benefit of our members totaling $304 million as of February 28, 2017. Of this amount, $228 million was related to obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount, and accrued interest, to us. The remaining $76 million of letters of credit are intended to provide liquidity for pollution control bonds.

In addition to the letters of credit presented in Table 12, we had master letter of credit facilities in place as of February 28, 2017, under which we may be required to issue up to an additional $64 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of February 28, 2017 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

In addition to the guarantees described in Table 12, we were the liquidity provider for long-term variable-rate, tax-exempt bonds issued for our member cooperatives totaling $477 million as of February 28, 2017. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is discussed above and included in Table 12 as a component of the letters of credit amount of $304 million as of February 28, 2017. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2017. For the other $401 million of these long-term variable-rate, tax-exempt bonds, we also provide a guarantee of payment of principal and interest, which is included in Table 12, as a component of long-term tax-exempt bonds of $469 million as of February 28, 2017.

Table 13 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of February 28, 2017.

Table 13: Maturities of Guarantee Obligations

	Outstanding Balance	Maturities of Guaranteed Obligations
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Guarantees	$887,484	$118,902	$237,217	$17,901	$57,808	$112,794	$342,862

We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The table below displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 28, 2017 and May 31, 2016. Our line of credit commitments include both contracts that are subject to material adverse change clauses and contracts that are not subject to material adverse change clauses.

Table 14: Unadvanced Loan Commitments

	February 28, 2017		May 31, 2016		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Line of credit commitments:
Conditional(1)	$5,498,446	44%	$6,248,546	47%	$(750,100)
Unconditional(2)	2,655,038	21	2,447,902	19	207,136
Total line of credit unadvanced commitments	8,153,484	65	8,696,448	66	(542,964)
Total long-term loan unadvanced commitments(1)	4,314,490	35	4,508,562	34	(194,072)
Total unadvanced loan commitments	$12,467,974	100%	$13,205,010	100%	$(737,036)
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

Table 15 presents the amount of unadvanced loan commitments, by loan type, as of February 28, 2017 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 15: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Line of credit	$8,153,484	$85,665	$4,855,109	$905,597	$784,867	$689,926	$832,320
Long-term loans	4,314,490	25,120	563,126	870,387	709,467	786,966	1,359,424
Total	$12,467,974	$110,785	$5,418,235	$1,775,984	$1,494,334	$1,476,892	$2,191,744

Based on our historical experience, we expect that the majority of the unadvanced loan commitments will expire without being fully drawn upon. Accordingly, the total unadvanced loan commitment amount of $12,468 million as of February 28, 2017 is not necessarily representative of future cash funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,813 million and $10,757 million as of February 28, 2017 and May 31, 2016, respectively, and accounted for 79% and 81% of the combined total of unadvanced line of credit and long-term loan commitments as of February 28, 2017 and May 31, 2016, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,655 million and $2,448 million as of February 28, 2017 and May 31, 2016, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility. We record a liability for credit losses on our consolidated balance sheets for unadvanced loan commitments related to facilities that are not subject to a material adverse change clause because we do not consider these commitments to be conditional.

Loan syndications, where the pricing is set at a spread over a market index as agreed upon by all of the participating banks based on market conditions at the time of syndication, accounted for 80% of unconditional line of credit commitments as of February 28, 2017. The remaining 20% represented unconditional committed line of credit loans under which any new advance would be made at rates determined by us based on our cost, and we have the option to pass on to the borrower any cost increase related to the advance.

Table 16 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of February 28, 2017.

Table 16: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Committed lines of credit	$2,655,038	$—	$444,311	$579,615	$550,903	$425,900	$654,309

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

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, borrowers also are required to set rates charged to customers to achieve certain financial ratios. Of our total loans outstanding, 92% were secured and 8% were unsecured as of both February 28, 2017 and May 31, 2016. Table 17 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio.

Table 17: Loan Portfolio Security Profile(1)

	February 28, 2017
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$21,409,230	97%	$657,521	3%	$22,066,751
Long-term variable-rate loans	871,387	94	53,880	6	925,267
Total long-term loans	22,280,617	97	711,401	3	22,992,018
Line of credit loans	51,393	4	1,206,759	96	1,258,152
Total loans outstanding	$22,332,010	92%	$1,918,160	8%	$24,250,170

Company:
CFC	$21,569,677	93%	$1,700,098	7%	$23,269,775
RTFC	340,064	94	22,942	6	363,006
NCSC	422,269	68	195,120	32	617,389
Total loans outstanding	$22,332,010	92%	$1,918,160	8%	$24,250,170

	May 31, 2016
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$20,611,221	96%	$779,355	4%	$21,390,576
Long-term variable-rate loans	688,572	91	68,928	9	757,500
Total long-term loans	21,299,793	96	848,283	4	22,148,076
Line of credit loans	48,256	5	956,185	95	1,004,441
Total loans outstanding	$21,348,049	92%	$1,804,468	8%	$23,152,517

Company:
CFC	$20,590,529	93%	$1,539,344	7%	$22,129,873
RTFC	330,696	97	11,146	3	341,842
NCSC	426,824	63	253,978	37	680,802
Total loans outstanding	$21,348,049	92%	$1,804,468	8%	$23,152,517
____________________________
(1) Excludes deferred loan origination costs of $11 million and $10 million as of February 28, 2017 and May 31, 2016, respectively.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $852 million as of February 28, 2017, compared with $926 million as of May 31, 2016, and $511 million as of February 29, 2016. No loans have been put to Farmer Mac for purchase pursuant to this agreement.

Loan Concentration

We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. The largest concentration of loans to borrowers in any one state represented approximately 15% of total loans outstanding as of both February 28, 2017 and May 31, 2016.

Table 18 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of February 28, 2017 and May 31, 2016. The 20 largest borrowers consisted of 10 distribution systems and 10 power supply systems as of February 28, 2017. The 20 largest borrowers consisted of 11 distribution systems and nine power supply systems as of May 31, 2016. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both February 28, 2017 and May 31, 2016.

Table 18: Credit Exposure to 20 Largest Borrowers

	February 28, 2017		May 31, 2016		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,750,355	23%	$5,638,217	23%	$112,138
Guarantees	358,238	1	365,457	2	(7,219)
Total exposure to 20 largest borrowers	6,108,593	24%	6,003,674	25%	104,919
Less: Loans covered under Farmer Mac standby purchase commitment	(403,937)	(2)	(402,244)	(2)	(1,693)
Net exposure to 20 largest borrowers	$5,704,656	22%	$5,601,430	23%	$103,226

By company:
CFC	$6,096,593	24%	$5,991,674	25%	$104,919
NCSC	12,000	—	12,000	—	—
Total exposure to 20 largest borrowers	6,108,593	24%	6,003,674	25%	104,919
Less: Loans covered under Farmer Mac standby purchase commitment	(403,937)	(2)	(402,244)	(2)	(1,693)
Net exposure to 20 largest borrowers	$5,704,656	22%	$5,601,430	23%	$103,226

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are intended to align with the federal banking regulatory credit risk rating definitions of pass and criticized categories, with criticized divided between special mention, substandard and doubtful. Internal risk ratings and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio. As displayed in “Note 4—Loans and Commitments,” 0.6% and 0.2% of the loans in our portfolio were classified as criticized as of February 28, 2017 and May 31, 2016, respectively. Below we provide information on certain additional credit quality indicators, including modified loans that are considered troubled debt restructurings (“TDRs”) and nonperforming loans.

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

We did not have any loans modified as TDRs during the nine months ended February 28, 2017. Table 19 presents the carrying value of loans modified as TDRs in prior periods as of February 28, 2017 and May 31, 2016. These loans were considered individually impaired as of the end of each period presented.

Table 19: TDR Loans

	February 28, 2017		May 31, 2016
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
TDR loans:
CFC	$6,581	0.02%	$6,716	0.03%
RTFC	6,717	0.03	10,598	0.04
Total TDR loans	$13,298	0.05%	$17,314	0.07%

Performance status of TDR loans:
Performing TDR loans	$13,298	0.05%	$13,808	0.06%
Nonperforming TDR loans	—	—	3,506	0.01
Total TDR loans	$13,298	0.05%	$17,314	0.07%

As indicated in Table 19, we did not have any TDR loans classified as nonperforming as of February 28, 2017. We had TDR loans classified as nonperforming totaling $4 million as of May 31, 2016.

TDR loans classified as performing totaled $13 million and $14 million as of February 28, 2017 and May 31, 2016, respectively. These loans were on accrual status as of the respective dates.

Nonperforming Loans

In addition to nonperforming TDR loans, we also may have nonperforming loans that have not been modified and classified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no other loans classified as nonperforming as of February 28, 2017 or May 31, 2016.

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

Table 20 summarizes changes in the allowance for loan losses for the three and nine months ended February 28, 2017 and February 29, 2016, and provides a comparison of the allowance by company as of February 28, 2017 and May 31, 2016.

Table 20: Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Beginning balance	$33,911	$39,600	$33,258	$33,690
Provision for loan losses	2,065	(1,735)	4,731	4,067
Net recoveries (charge-offs)	53	53	(1,960)	161
Ending balance	$36,029	$37,918	$36,029	$37,918

			February 28,	May 31,
			2017	2016
Allowance for loan losses by company:
CFC			$28,358	$24,559
RTFC			4,222	5,565
NCSC			3,449	3,134
Total			$36,029	$33,258

Allowance coverage ratios:
Total loans outstanding			$24,250,170	$23,152,517
Percentage of total loans outstanding			0.15%	0.14%
Percentage of total performing TDR loans outstanding			270.94	240.86
Percentage of total nonperforming TDR loans outstanding			—	948.60
Percentage of loans on nonaccrual status			—	948.60

The allowance for loan losses increased by $3 million during the nine months ended February 28, 2017 to $36 million. The allowance coverage ratio was 0.15% and 0.14% as of February 28, 2017 and May 31, 2016, respectively. The increase in the allowance for loan losses was primarily attributable to an increase in the collective allowance for loans not individually evaluated for impairment due to the increase in total loans outstanding, coupled with a slight deterioration in the credit quality of certain loans, which was partially offset by a decline in the specific reserve for loans individually evaluated for impairment. Loans designated as individually impaired loans totaled $13 million and $17 million as of February 28, 2017 and May 31, 2016, respectively, and the specific allowance related to these loans totaled $1 million and $3 million, respectively.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our committed bank revolving line of credit agreements, monitoring the overall credit worthiness of each counterparty, using counterparty specific credit risk limits, executing master netting arrangements and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from Aa3 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by Standard & Poor’s Ratings Services (“S&P”) as of

February 28, 2017. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 23% and 25% of the total outstanding notional amount of derivatives as of February 28, 2017 and May 31, 2016, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2017. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2017. Table 21 displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2017, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 21: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$59,165	$(14,246)	$—	$(14,246)
Falls below Baa1/BBB+	7,156,973	(163,243)	5,874	(157,369)
Falls to or below Baa2/BBB (2)	460,611	—	2,030	2,030
Falls below Baa3/BBB-	370,585	(20,734)	—	(20,734)
Total	$8,047,334	$(198,223)	$7,904	$(190,319)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate amount, excluding and including the credit risk valuation adjustment, of all derivatives with rating triggers that were in a net liability position was $198 million and $197 million, respectively, as of February 28, 2017. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 28, 2017. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

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

Short-Term Borrowings

We rely primarily on cash flows from our operations along with short-term borrowings, which we refer to as our short-term funding portfolio, as sources of funding to meet our near-term, day-to-day liquidity needs. Our short-term funding portfolio consists of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes to members, bank-bid notes and medium-term notes to members and dealers. Table 22 displays the composition of our short-term borrowings as of February 28, 2017 and May 31, 2016.

Table 22: Short-Term Borrowings

	February 28, 2017		May 31, 2016
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$1,039,734	4%	$659,935	3%
Commercial paper sold directly to members, at par	944,111	4	848,007	4
Total commercial paper	1,983,845	8	1,507,942	7
Select notes	711,455	3	701,849	3
Daily liquidity fund notes	494,752	2	525,959	2
Medium-term notes sold to members	198,026	1	203,098	1
Total short-term borrowings	$3,388,078	14%	$2,938,848	13%

Our short-term borrowings totaled $3,388 million and accounted for 14% of total debt outstanding as of February 28, 2017, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016. Of the total outstanding commercial paper, $1,040 million and $660 million was issued to dealers as of February 28, 2017 and May 31, 2016, respectively. During fiscal year 2015, we began reducing the level of dealer commercial paper to an amount below $1,250 million to manage our short-term wholesale funding risk. We expect to continue to maintain our outstanding dealer commercial paper at a level below this amount for the foreseeable future.

Liquidity Reserve

As part of our strategy in meeting our liquidity objectives, we seek to maintain a liquidity reserve in the form of both on-balance sheet and off-balance sheet funding sources that are readily accessible for immediate liquidity needs. Table 23 below presents the components of our liquidity reserve and a comparison of the amounts available as of February 28, 2017 and May 31, 2016.

Table 23: Liquidity Reserve

	February 28, 2017			May 31, 2016
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents and time deposits	$866	$—	$866	$545	$—	$545
Committed bank revolving line of credit agreements—unsecured(1)	3,165	1	3,164	3,310	1	3,309
Guaranteed Underwriter Program committed facilities—secured(2)	5,798	5,073	725	5,423	4,823	600
Farmer Mac revolving note purchase agreement, dated March 24, 2011—secured(3)	4,500	2,524	1,976	4,500	2,303	2,197
Farmer Mac revolving note purchase agreement, dated July 31, 2015—secured	300	100	200	300	—	300
Total	$14,629	$7,698	$6,931	$14,078	$7,127	$6,951
____________________________
(1)The accessed amount of $1 million relates to a letter of credit issued pursuant to the line of credit agreement.
(2) The committed facilities under the Guaranteed Underwriting program are nonrevolving.
(3) Availability subject to market conditions.

Cash and cash equivalents and time deposits are a source of liquidity available to support our operations. As displayed in Table 23, cash and cash equivalents and time deposits increased by $321 million during the first nine months of fiscal year 2017 to $866 million as of February 28, 2017, primarily due to an additional investment in time deposits of $300 million. As part of our strategy in managing and reducing refinancing risk associated with the near-term maturity of long-term debt totaling $1,440 million in the fourth quarter of fiscal year 2017, we issued $300 million aggregate principal amount of 1.50% dealer medium-term notes on November 1, 2016. We invested those funds in time deposits, pending our repayment of maturing long-term debt.

Borrowing Capacity

In addition to cash and time deposits, our liquidity reserve includes access to funds under committed revolving line of credit agreements with banks, committed loan facilities under the Guaranteed Underwriter Program and our revolving note purchase agreements with Farmer Mac. Following is a discussion of our borrowing capacity and key terms and conditions under each of these facilities.

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

Table 24 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2017. We did not have any outstanding borrowings under our committed bank revolving line of credit agreements as of February 28, 2017.

Table 24: Committed Bank Revolving Line of Credit Agreements

	February 28, 2017
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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program we can borrow from the Federal Financing Bank and use the proceeds to make loans to electric cooperatives or to refinance existing indebtedness. As part of the program, we pay fees, based on outstanding borrowings, that support the USDA Rural Economic Development Loan and Grant program. The borrowings under this program are guaranteed by RUS.

On December 1, 2016, we closed on a $375 million Series L committed loan facility from the Federal Financing Bank guaranteed by RUS pursuant to the Guaranteed Underwriter Program. Under the Series L facility, we are able to borrow any time before October 15, 2019, with each advance subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. As a result of this new commitment, the total for committed facilities under the Guaranteed Underwriter Program increased to $5,798 million, with up to $725 million available under these facilities as of February 28, 2017.

We borrowed $250 million with a 20 year final maturity under the Guaranteed Underwriter Program during the nine months ended February 28, 2017. As part of this program, we had committed loan facilities from the Federal Financing Bank of up to $725 million available as of February 28, 2017. Of this amount, $100 million is available for advance through October 15, 2017, $250 million is available for advance through January 15, 2019 and $375 million is available for advance through October 15, 2019.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 23, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $4,800 million from Farmer Mac. Under the terms of the first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow up to $4,500 million at any time through January 11, 2020, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable under this program totaling $2,524 million as of February 28, 2017, and an available borrowing amount of $1,976 million.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had outstanding secured notes payable under this program totaling $100 million as of February 28, 2017, and an available borrowing amount of $200 million. The secured notes payable of $100 million were repaid in full subsequent to February 28, 2017.

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

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,417 million and accounted for 86% of total debt outstanding as of February 28, 2017, compared with $19,659 million, or 87%, of total debt outstanding as of May 31, 2016.

Table 25 summarizes long-term and subordinated debt issuances and principal maturities and amortizations, including repurchases and redemptions, during the nine months ended February 28, 2017.

Table 25: Issuances and Maturities of Long-Term and Subordinated Debt(1)

	Nine Months Ended February 28, 2017
(Dollars in thousands)	Issuances	Maturities
Long-term and subordinated debt activity:
Collateral trust bonds	$450,000	$305,000
Guaranteed Underwriter Program notes payable	250,000	29,520
Farmer Mac notes payable	350,000	28,894
Medium-term notes sold to members	196,072	231,695
Medium-term notes sold to dealers	472,833	344,813
Other notes payable	—	3,950
Members’ subordinated certificates	2,743	25,946
Total (1)	$1,721,648	$969,818
____________________________
(1)Excludes unamortized debt issuance costs and discounts.

Table 26 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of February 28, 2017.

Table 26: Principal Maturity of Long-Term Debt and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2017	$1,411,261	7%
May 31, 2018	1,234,948	6
May 31, 2019	2,355,651	12
May 31, 2020	1,383,798	7
May 31, 2021	1,326,301	6
Thereafter	12,704,062	62
Total	$20,416,021	100%
____________________________
(1)Excludes $1 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $291 million amortize annually based on the unpaid principal balance of the related loan.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 27 displays our credit ratings as of February 28, 2017.

Table 27: Credit Ratings

February 28, 2017
	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A	A
Senior secured debt(2)	A1	A	A+
Senior unsecured debt(3)	A2	A	A
Commercial paper	P-1	A-1	F1
Outlook	Stable	Stable	Stable
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s, A-1 by S&P and F1 by Fitch. In addition, the notes payable to the Federal Financing Bank under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

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

Table 28 displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending August 31, 2018. In projecting our liquidity position, we assume that the amount of time deposit investments will remain consistent with current levels over the next six quarters. Our assumptions include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of February 28, 2017 and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; (v) long-term loan advances reflect our current estimate of member demand for loans, which the amount and timing of are subject to change.

Table 28: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Commercial Paper Debt Issuance/Repayments	Long-Term Debt Issuance	Anticipated Loan Repayments(2)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(3)	Long-Term Loan Advances	Total Projected Uses of Liquidity	Cumulative Excess Sources (Uses) of Liquidity (4)
3Q17								$866
4Q17	$110	$1,040	$302	$1,452	$1,440	$421	$1,861	457
1Q18	—	271	313	584	166	387	553	488
2Q18	(50)	174	312	436	174	255	429	495
3Q18	—	843	315	1,158	809	479	1,288	365
4Q18	—	260	285	545	258	251	509	401
1Q19	—	190	297	487	150	408	558	330
Total	$60	$2,778	$1,824	$4,662	$2,997	$2,201	$5,198
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending August 31, 2018.
(2) Anticipated loan repayments include scheduled loan amortizations, repricings and sales.
(3) Long-term debt maturities also includes medium-term notes with an original maturity of one year or less.
(4) Cumulative excess sources (uses) of liquidity includes cash and time deposits.

As displayed in Table 28, we currently expect the amount of new long-term loan advances to exceed anticipated loan repayments over the next 12 months by approximately $300 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Debt Covenants and Financial Ratios

We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2017. As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures. These adjusted measures consist of adjusted TIER and adjusted senior debt-to-total equity ratio. We provide a reconciliation of these measurements to the most comparable GAAP measures and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Covenants—Committed Bank Revolving Line of Credit Agreements

Table 29 presents the required and actual financial ratios under our committed bank revolving line of credit agreements as of February 28, 2017 and May 31, 2016.

Table 29: Financial Covenant Ratios Under Committed Bank Revolving Line of Credit Agreements(1)

		Actual
	Requirement	February 28, 2017	May 31, 2016

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.20	1.26

Minimum adjusted TIER for the most recent fiscal year	1.05	1.21	1.21

Maximum ratio of adjusted senior debt-to-total equity	10.00	5.83	5.52
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

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness under this provision for all of our committed bank revolving line of credit agreements was $7,635 million as of February 28, 2017.

Covenants—Debt Indentures

Table 30 presents the required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of February 28, 2017 and May 31, 2016.

Table 30 : Financial Ratios Under Debt Indentures

		Actual
	Requirement	February 28, 2017	May 31, 2016
Maximum ratio of adjusted senior debt to total equity (1)	20.00	6.95	7.33
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

Debt Ratio Analysis

We provide the calculations for our primary debt ratios, which include the adjusted leverage and adjusted debt-to-equity ratios, and a reconciliation to the most comparable GAAP measures (the leverage and debt-to-equity ratios) below in “Non-

GAAP Financial Measures.” We explain the basis for the adjustments made to derive the adjusted ratios in our 2016 Form 10-K under “MD&A—Non-GAAP Financial Measures.”

Leverage Ratio

The leverage ratio was 22.09-to-1 as of February 28, 2017, compared with 29.81-to-1 as of May 31, 2016. The decrease in the leverage ratio was due to an increase in total equity of $330 million, primarily attributable to our reported net income for the period, and a decrease in total guarantees of $22 million, which was partially offset by an increase in total liabilities of $1,009 million due to the increase in debt to fund our loan portfolio growth.

The leverage ratio under the financial covenants of our committed bank revolving line of credit agreements is adjusted to exclude certain items, which are detailed in Table 34. The adjusted leverage ratio was 6.36-to-1 as of as of February 28, 2017, compared with 6.08-to-1 as of May 31, 2016. The increase in the adjusted leverage ratio was due to an increase in adjusted liabilities of $1,292 million, attributable to the increase in debt to fund our loan portfolio growth, which was partially offset by an increase in adjusted equity of $48 million and the decrease of $22 million in total guarantees.

Debt-to-Equity Ratio

The debt-to-equity ratio was 21.32-to-1 as of February 28, 2017, compared with 28.69-to-1 as of May 31, 2016. The decrease in the debt-to-equity ratio was attributable to the increase in total equity of $330 million, which was partially offset by the increase in total liabilities of $1,009 million.

The adjusted debt-to-equity ratio was 6.11-to-1 as of February 28, 2017, compared with 5.82-to-1 as of May 31, 2016. The increase in the adjusted debt-to-equity ratio was attributable to the increase in adjusted liabilities of $1,292 million, which was partially offset by the increase in adjusted equity of $48 million.

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

Table 31 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of February 28, 2017. We exclude variable-rate loans from our interest rate gap analysis as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 9% and 7% of our total loan portfolio as of February 28, 2017 and May 31, 2016, respectively. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms, but not the maturities, of our fixed-rate loans.

Table 31: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/17	Two Years 6/1/17 to 5/31/19	Two Years 6/1/19 to 5/31/21	Five Years 6/1/21 to 5/31/26	10 Years 6/1/26 to 5/31/36	6/1/36 and Thereafter	Total
Asset amortization and repricing	$431	$3,811	$2,855	$5,451	$6,636	$2,985	$22,169
Liabilities and members’ equity:
Long-term debt	$519	$4,415	$2,513	$4,726	$4,133	$1,329	$17,635
Subordinated certificates	4	38	56	908	272	687	1,965
Members’ equity (1)	—	—	26	89	313	870	1,298
Total liabilities and members’ equity	$523	$4,453	$2,595	$5,723	$4,718	$2,886	$20,898
Gap (2)	$(92)	$(642)	$260	$(272)	$1,918	$99	$1,271

Cumulative gap	(92)	(734)	(474)	(746)	1,172	1,271
Cumulative gap as a % of total assets	(0.36)%	(2.87)%	(1.85)%	(2.91)%	4.58%	4.96%
Cumulative gap as a % of adjusted total assets(3)	(0.36)	(2.88)	(1.86)	(2.92)	4.59	4.98
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

The difference, or interest rate gap, of $1,271 million between the fixed-rate loans scheduled for amortization or repricing of $22,169 million and the fixed-rate liabilities and equity funding the loans of $20,898 million presented in Table 31 reflects the amount of fixed-rate assets that are funded with short-term and variable-rate debt as of February 28, 2017. The gap of $1,271 million represented 4.96% of total assets and 4.98% of adjusted total assets (total assets excluding derivative assets)

as of February 28, 2017. As discussed above, we manage this gap within a prescribed range because funding long-term, fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

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

Table 32: Adjusted Financial Measures — Income Statement

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest expense	$(186,740)	$(171,189)	$(551,474)	$(504,013)
Plus: Derivative cash settlements	(19,354)	(22,556)	(64,331)	(65,285)
Adjusted interest expense	$(206,094)	$(193,745)	$(615,805)	$(569,298)

Net interest income	$73,180	$82,444	$222,437	$252,061
Less: Derivative cash settlements	(19,354)	(22,556)	(64,331)	(65,285)
Adjusted net interest income	$53,826	$59,888	$158,106	$186,776

Net income (loss)	$97,962	$(174,382)	$361,005	$(155,775)
Less: Derivative forward value	(61,809)	220,480	(259,153)	290,952
Adjusted net income	$36,153	$46,098	$101,852	$135,177

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER Calculation

Table 33 presents our TIER and adjusted TIER for the three and nine months ended February 28, 2017 and February 29, 2016.

Table 33: TIER and Adjusted TIER

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
TIER (1)	1.52	—	1.65	0.69

Adjusted TIER (2)	1.18	1.24	1.17	1.24

____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period. For the three months ended February 29, 2016, we reported a net loss of $174 million, which resulted in no TIER coverage.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 34 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and the adjusted leverage and adjusted debt-to-equity ratios as of February 28, 2017 and May 31, 2016. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted leverage and adjusted-debt-to-equity ratios pursuant to the financial covenants under our committed bank revolving line of credit agreements.

Table 34: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	February 28, 2017	May 31, 2016
Total liabilities	$24,462,227	$23,452,822
Less:
Derivative liabilities	(339,809)	(594,820)
Debt used to fund loans guaranteed by RUS	(168,977)	(173,514)
Subordinated deferrable debt	(742,241)	(742,212)
Subordinated certificates	(1,420,608)	(1,443,810)
Adjusted total liabilities	$21,790,592	$20,498,466

Total equity	$1,147,338	$817,378
Less:
Prior year cumulative derivative forward value adjustments	520,357	299,274
Year-to-date derivative forward value (gains) losses, net	(259,153)	221,083
Accumulated other comprehensive income (1)	(3,896)	(4,487)
Plus:
Subordinated certificates	1,420,608	1,443,810
Subordinated deferrable debt	742,241	742,212
Adjusted total equity	$3,567,495	$3,519,270
Guarantees (2)	$887,484	$909,208
____________________________
(1) Represents the accumulated other comprehensive income related to derivatives. Excludes $10 million and $7 million of accumulated other comprehensive income as of February 28, 2017 and May 31, 2016, respectively, related to the unrecognized gains on our investments. It also excludes $10 million of accumulated other comprehensive loss related to foreclosed assets as of May 31, 2016 and $1 million of accumulated other comprehensive loss related to a defined benefit pension plan as of February 28, 2017 and May 31, 2016.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 35 displays the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of February 28, 2017 and May 31, 2016.

Table 35: Leverage and Debt-to-Equity Ratios

	February 28, 2017	May 31, 2016
Leverage ratio (1)	22.09	29.81
Adjusted leverage ratio (2)	6.36	6.08
Debt-to-equity ratio (3)	21.32	28.69
Adjusted debt-to-equity ratio (4)	6.11	5.82
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
(3) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest income	$259,920	$253,633	$773,911	$756,074
Interest expense	(186,740)	(171,189)	(551,474)	(504,013)
Net interest income	73,180	82,444	222,437	252,061
Provision for loan losses	(2,065)	1,735	(4,731)	(4,067)
Net interest income after provision for loan losses	71,115	84,179	217,706	247,994
Non-interest income:
Fee and other income	5,810	5,604	15,437	17,336
Derivative gains (losses)	42,455	(243,036)	194,822	(356,237)
Results of operations of foreclosed assets	(29)	1,472	(1,690)	1,605
Total non-interest income	48,236	(235,960)	208,569	(337,296)
Non-interest expense:
Salaries and employee benefits	(11,537)	(11,346)	(34,412)	(33,779)
Other general and administrative expenses	(9,173)	(11,006)	(27,789)	(31,639)
Gains (losses) on early extinguishment of debt	192	(333)	192	(333)
Other	(486)	(509)	(1,446)	(875)
Total non-interest expense	(21,004)	(23,194)	(63,455)	(66,626)
Income (loss) before income taxes	98,347	(174,975)	362,820	(155,928)
Income tax benefit (expense)	(385)	593	(1,815)	153
Net income (loss)	97,962	(174,382)	361,005	(155,775)
Less: Net (income) loss attributable to noncontrolling interests	(404)	1,401	(2,289)	1,982
Net income (loss) attributable to CFC	$97,558	$(172,981)	$358,716	$(153,793)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income (loss )	$97,962	$(174,382)	$361,005	$(155,775)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	3,923	(2,297)	2,151	589
Reclassification of losses on foreclosed assets to net income	—	—	9,823	—
Reclassification of derivative gains to net income	(195)	(218)	(591)	(689)
Defined benefit plan adjustments	45	43	133	131
Other comprehensive income (loss)	3,773	(2,472)	11,516	31
Total comprehensive income (loss)	101,735	(176,854)	372,521	(155,744)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(404)	1,402	(2,289)	1,985
Total comprehensive income (loss) attributable to CFC	$101,331	$(175,452)	$370,232	$(153,759)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2017	May 31, 2016
Assets:
Cash and cash equivalents	$235,764	$204,540
Restricted cash	20,760	4,628
Time deposits	630,000	340,000
Investment securities available for sale, at fair value	90,091	87,940
Loans to members	24,260,837	23,162,696
Less: Allowance for loan losses	(36,029)	(33,258)
Loans to members, net	24,224,808	23,129,438
Accrued interest receivable	112,686	113,272
Other receivables	46,450	51,478
Fixed assets, net	121,253	112,563
Debt service reserve restricted funds	17,151	17,151
Foreclosed assets, net	—	102,967
Derivative assets	83,850	80,095
Other assets	26,752	26,128
Total assets	$25,609,565	$24,270,200

Liabilities:
Accrued interest payable	$195,374	$132,996
Debt outstanding:
Short-term borrowings	3,388,078	2,938,848
Long-term debt	18,254,301	17,473,603
Subordinated deferrable debt	742,241	742,212
Members’ subordinated certificates:
Membership subordinated certificates	629,982	630,063
Loan and guarantee subordinated certificates	569,529	593,701
Member capital securities	221,097	220,046
Total members’ subordinated certificates	1,420,608	1,443,810
Total debt outstanding	23,805,228	22,598,473
Deferred income	77,331	78,651
Derivative liabilities	339,809	594,820
Other liabilities	44,485	47,882
Total liabilities	24,462,227	23,452,822

Commitments and contingencies

Equity:
CFC equity:
Retained equity	1,105,817	790,234
Accumulated other comprehensive income	12,574	1,058
Total CFC equity	1,118,391	791,292
Noncontrolling interests	28,947	26,086
Total equity	1,147,338	817,378
Total liabilities and equity	$25,609,565	$24,270,200

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2016	$2,772	$713,853	$587,219	$(513,610)	$790,234	$1,058	$791,292	$26,086	$817,378
Net income	—	—	—	358,716	358,716	—	358,716	2,289	361,005
Other comprehensive income	—	—	—	—	—	11,516	11,516	—	11,516
Patronage capital retirement	—	(42,593)	—	103	(42,490)	—	(42,490)	—	(42,490)
Other	(643)	—	—	—	(643)	—	(643)	572	(71)
Balance as of February 28, 2017	$2,129	$671,260	$587,219	$(154,791)	$1,105,817	$12,574	$1,118,391	$28,947	$1,147,338

Balance as of May 31, 2015	$2,743	$668,980	$501,731	$(293,212)	$880,242	$4,080	$884,322	$27,464	$911,786
Net loss	—	—	—	(153,793)	(153,793)	—	(153,793)	(1,982)	(155,775)
Other comprehensive income	—	—	—	—	—	34	34	(3)	31
Patronage capital retirement	—	(39,384)	—	—	(39,384)	—	(39,384)	—	(39,384)
Other	(648)	—	(429)	429	(648)	—	(648)	486	(162)
Balance as of February 29, 2016	$2,095	$629,596	$501,302	$(446,576)	$686,417	$4,114	$690,531	$25,965	$716,496

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income (loss)	$361,005	$(155,775)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred income	(9,159)	(15,792)
Amortization of debt issuance costs and deferred charges	7,034	6,253
Amortization of discount on long-term debt	7,072	6,433
Amortization of issuance costs for revolving bank lines of credit	4,213	4,242
Depreciation and amortization	5,352	5,592
Provision for loan losses	4,731	4,067
Results of operations of foreclosed assets	1,690	(1,605)
Derivative forward value	(259,153)	290,952
Changes in operating assets and liabilities:
Accrued interest receivable	586	125
Accrued interest payable	62,378	62,061
Deferred income	7,839	5,760
Other	(979)	(14,849)
Net cash provided by operating activities	192,609	197,464
Cash flows from investing activities:
Advances on loans	(6,042,651)	(6,765,131)
Principal collections on loans	5,003,038	5,090,296
Net investment in fixed assets	(14,976)	(5,992)
Net cash proceeds from sale of foreclosed assets	47,065	—
Proceeds from foreclosed assets	4,036	4,050
Investments in foreclosed assets	—	(4,349)
(Investments) proceeds from time deposits, net	(290,000)	145,000
Change in restricted cash	(16,132)	(3,782)
Net cash used in investing activities	(1,309,620)	(1,539,908)
Cash flows from financing activities:
Proceeds from issuances of short-term borrowings, net	410,447	239,235
Proceeds from issuances of short-term borrowings with original maturity greater than 90 days	791,124	455,065
Repayments of short term-debt with original maturity greater than 90 days	(752,340)	(513,034)
Payments for issuance costs for revolving bank lines of credit	(2,543)	(3,211)
Proceeds from issuance of long-term debt	1,710,561	2,678,713
Payments for retirement of long-term debt	(943,872)	(1,408,641)
Issuance cost of subordinated deferrable debt	(68)	—
Proceeds from issuance of members’ subordinated certificates	2,743	4,973
Payments for retirement of members’ subordinated certificates	(25,946)	(21,618)
Payments for retirement of patronage capital	(41,871)	(38,850)
Net cash provided by financing activities	1,148,235	1,392,632
Net increase in cash and cash equivalents	31,224	50,188
Beginning cash and cash equivalents	204,540	248,836
Ending cash and cash equivalents	$235,764	$299,024

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$470,777	$425,024
Cash paid for income taxes	386	72

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

Principles of Consolidation

Our accompanying condensed consolidated financial statements include the accounts of CFC, Rural Telephone Finance Cooperative (“RTFC”), National Cooperative Services Corporation (“NCSC”) and subsidiaries created and controlled by CFC to hold foreclosed assets. All intercompany balances and transactions have been eliminated. RTFC was established to provide private financing for the rural telecommunications industry. NCSC may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and the for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. CFC had one entity, Caribbean Asset Holdings, LLC (“CAH”), that held foreclosed assets as of May 31, 2016. On July 1, 2016, the sale of CAH was completed. As a result, we did not carry any foreclosed assets on our condensed consolidated balance sheet as of February 28, 2017. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Interest Income

The following table presents interest income, categorized by loan and investment type, for the three and nine months ended February 28, 2017 and February 29, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest income on loans and investments:
Long-term fixed-rate loans(1)	$245,480	$240,933	$733,425	$716,736
Long-term variable-rate loans	5,047	5,077	14,561	14,919
Line of credit loans	6,538	6,335	18,057	18,919
TDR loans(2)	228	163	677	293
Nonperforming loans	—	81	—	110
Investments	2,857	1,323	7,986	5,905
Other income, net(3)	(230)	(279)	(795)	(808)
Total interest income	$259,920	$253,633	$773,911	$756,074
____________________________
(1) Includes loan conversion fees, which are deferred and recognized in interest income using the effective interest method.
(2) Troubled debt restructuring (“TDR”) loans.
(3) Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income on the condensed consolidated balance sheets consists primarily of deferred loan conversion fees, which totaled $71 million as of February 28, 2017 and May 31, 2016.

Interest Expense

The following table presents interest expense, categorized by debt product type, for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest expense on debt:(1)(2)(3)
Short-term borrowings	$7,907	$4,387	$18,198	$10,311
Medium-term notes	25,166	21,773	73,456	62,745
Collateral trust bonds	85,582	83,810	255,582	248,410
Long-term notes payable	43,929	41,412	131,319	122,766
Subordinated deferrable debt	9,410	4,785	28,247	14,356
Subordinated certificates	14,746	15,022	44,672	45,425
Total interest expense	$186,740	$171,189	$551,474	$504,013
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Standards Adopted in Fiscal Year 2017

Amendments to the Consolidation Analysis

In February 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which makes several modifications to the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The new guidance also amends the consolidation analysis for certain investment funds and excludes certain money market funds. We were required to adopt this guidance either retrospectively or on a modified retrospective basis at the beginning of fiscal year 2017. We adopted this guidance on a modified retrospective basis effective June 1, 2016. The adoption had no impact on our consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Standards

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the accounting for credit losses on certain financial assets to an expected loss model from the incurred loss model currently in use. The new guidance will result in earlier recognition of credit losses based on measuring the expected credit losses over the estimated life of financial assets held at each reporting date. The expected loss model will be the basis for determining the allowance for credit losses for loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. In addition, the new guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require the recognition of credit losses through a valuation allowance, which allows for the reversal of credit impairments in future periods. The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This update is effective for us on June 1, 2020, the first quarter of fiscal year 2021. Upon adoption, we will be required to record a cumulative-effect adjustment to retained earnings. The impact on our consolidated financial statements from the adoption of this new guidance will depend on the composition and risk profile of our loan portfolio as of the date of adoption. We do not expect to early adopt this guidance.

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes in the fair value recognized through net income, unless one of two available exceptions apply. For financial liabilities where the fair value option has been elected, the portion of the total change in fair value caused by changes in the company’s own credit risk is required to be presented separately in other comprehensive income. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for us on June 1, 2018, the first quarter of fiscal year 2019. Upon adoption, we will be required to reclassify the gain (loss) related to our equity investments classified as available-for-sale from accumulated other comprehensive income (“AOCI”) to retained earnings as a cumulative-effective adjustment and begin recording future changes in fair value in earnings. We had a gain of $10 million recorded in AOCI for our available-for-sale equity investments as of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

February 28, 2017. The impact on our consolidated financial statements at adoption will depend on the net unrealized gains (losses) recorded in AOCI for these equity investments as of the date of adoption.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue from contracts with customers and will replace most existing revenue recognition in GAAP when it becomes effective. In July 2015, FASB approved a one year deferral of the effective date of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The new accounting guidance, which does not apply to financial instruments, will be effective for us June 1, 2017, the first quarter of fiscal year 2018. We do not expect the new guidance to have an impact on our consolidated financial statements, as CFC’s primary business and source of revenue is from lending.

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

RTFC and NCSC creditors have no recourse against CFC in the event of a default by RTFC and NCSC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. CFC had guaranteed $43 million of NCSC debt, derivative instruments and guarantees with third parties as of February 28, 2017, and CFC’s maximum potential exposure for these instruments totaled $46 million. The maturities for NCSC obligations guaranteed by CFC extend through 2031. Guarantees of NCSC debt and derivative instruments are not presented in the amount in “Note 11—Guarantees” as the debt and derivatives are reported on the condensed consolidated balance sheets. CFC guaranteed $2 million of RTFC guarantees with third parties as of February 28, 2017. The maturities for RTFC obligations guaranteed by CFC extend through 2017. All CFC loans to RTFC and NCSC are secured by all assets and revenue of RTFC and NCSC. RTFC had total assets of $459 million including loans outstanding to members of $363 million, and NCSC had total assets of $626 million including loans outstanding of $617 million as of February 28, 2017. CFC had committed to lend RTFC up to $2,500 million, of which $344 million was outstanding, as of February 28, 2017. CFC had committed to provide up to $3,000 million of credit to NCSC, of which $640 million was outstanding, representing $597 million of outstanding loans and $43 million of credit enhancements as of February 28, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which were classified as available for sale, as of February 28, 2017 and May 31, 2016.

	February 28, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$576	$—	$30,576
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,979	—	26,979
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	2,600	—	27,600
Farmer Mac—Class A Common Stock	538	4,398	—	4,936
Total investment securities, available-for-sale	$80,538	$9,553	$—	$90,091

	May 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$780	$—	$30,780
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	2,600	—	27,600
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,650	—	26,650
Farmer Mac—Class A Common Stock	538	2,372	—	2,910
Total investment securities, available-for-sale	$80,538	$7,402	$—	$87,940

We did not have any investment securities in an unrealized loss position as of February 28, 2017 or May 31, 2016. For additional information regarding the unrealized gains (losses) recorded on our available-for-sale investment securities, see “Note 10—Equity—Accumulated Other Comprehensive Income.”

NOTE 4—LOANS AND COMMITMENTS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment. The loans presented on our consolidated balance sheet are classified and accounted for as held for investment. Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs.

The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments, by loan type and member class, as of February 28, 2017 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017		May 31, 2016
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments (1)	Loans Outstanding	Unadvanced Commitments (1)
Loan type: (2)
Long-term loans:
Long-term fixed-rate loans	$22,066,751	$—	$21,390,576	$—
Long-term variable-rate loans	925,267	4,314,490	757,500	4,508,562
Total long-term loans(3)	22,992,018	4,314,490	22,148,076	4,508,562
Line of credit loans	1,258,152	8,153,484	1,004,441	8,696,448
Total loans outstanding(4)	24,250,170	12,467,974	23,152,517	13,205,010
Deferred loan origination costs	10,667	—	10,179	—
Loans to members	$24,260,837	$12,467,974	$23,162,696	$13,205,010

Member class:(2)
CFC:
Distribution	$18,690,627	$8,267,180	$17,674,335	$8,967,730
Power supply	4,522,551	3,163,899	4,401,185	3,191,873
Statewide and associate	56,597	147,077	54,353	155,129
CFC total(3)	23,269,775	11,578,156	22,129,873	12,314,732
RTFC	363,006	262,331	341,842	246,657
NCSC	617,389	627,487	680,802	643,621
Total loans outstanding(4)	$24,250,170	$12,467,974	$23,152,517	$13,205,010
____________________________
(1) The interest rate on unadvanced loan commitments is not set until drawn; therefore, the long-term unadvanced loan commitments have been classified in this table as variable-rate unadvanced loan commitments. However, at the time of the advance, the borrower may select a fixed or a variable rate on the new loan.
(2) Includes troubled debt restructured loans.
(3) Includes long-term loans guaranteed by RUS totaling $169 million and $174 million as of February 28, 2017 and May 31, 2016, respectively, and long-term loans covered under the Farmer Mac standby purchase commitment agreement totaling $852 million and $926 million as of February 28, 2017 and May 31, 2016, respectively.
(4) Represents the unpaid principal balance excluding deferred loan origination costs.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of February 28, 2017 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Line of credit loans	$8,153,484	$85,665	$4,855,109	$905,597	$784,867	$689,926	$832,320
Long-term loans	4,314,490	25,120	563,126	870,387	709,467	786,966	1,359,424
Total	$12,467,974	$110,785	$5,418,235	$1,775,984	$1,494,334	$1,476,892	$2,191,744

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

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,813 million and $10,757 million as of February 28, 2017 and May 31, 2016, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,655 million and $2,448 million as of February 28, 2017 and May 31, 2016, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of February 28, 2017.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2017	2018	2019	2020	2021	Thereafter
Committed lines of credit	$2,655,038	$—	$444,311	$579,615	$550,903	$425,900	$654,309

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We sold CFC loans with outstanding balances totaling $33 million and $84 million, at par for cash, during the nine months ended February 28, 2017 and February 29, 2016, respectively. Because the loans were sold at par, we recorded immaterial losses related to unamortized deferred loan origination costs on the sale.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into material default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. We designated, and Farmer Mac approved, loans that had an aggregate outstanding principal balance of $852 million as of February 28, 2017. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of February 28, 2017.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of February 28, 2017 and May 31, 2016.

	February 28, 2017
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$18,690,627	$—	$—	$—	$18,690,627	$—
Power supply	4,522,551	—	—	—	4,522,551	—
Statewide and associate	56,597	—	—	—	56,597	—
CFC total	23,269,775	—	—	—	23,269,775	—
RTFC	363,006	—	—	—	363,006	—
NCSC	617,389	—	—	—	617,389	—
Total loans outstanding	$24,250,170	$—	$—	$—	$24,250,170	$—

As a % of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2016
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$17,674,335	$—	$—	$—	$17,674,335	$—
Power supply	4,401,185	—	—	—	4,401,185	—
Statewide and associate	54,353	—	—	—	54,353	—
CFC total	22,129,873	—	—	—	22,129,873	—
RTFC	338,336	—	3,506	3,506	341,842	3,506
NCSC	680,802	—	—	—	680,802	—
Total loans outstanding	$23,149,011	$—	$3,506	$3,506	$23,152,517	$3,506

As a % of total loans	99.98%	—%	0.02%	0.02%	100.00%	0.02%
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

The following table presents our loan portfolio by risk rating category and member class based on available data as of February 28, 2017 and May 31, 2016.

	February 28, 2017			May 31, 2016
(Dollars in thousands)	Pass	Criticized	Total	Pass	Criticized	Total
CFC:
Distribution	$18,567,388	$123,239	$18,690,627	$17,640,928	$33,407	$17,674,335
Power supply	4,522,551	—	4,522,551	4,401,185	—	4,401,185
Statewide and associate	55,358	1,239	56,597	54,100	253	54,353
CFC total	23,145,297	124,478	23,269,775	22,096,213	33,660	22,129,873
RTFC	355,356	7,650	363,006	330,167	11,675	341,842
NCSC	611,942	5,447	617,389	678,552	2,250	680,802
Total loans outstanding	$24,112,595	$137,575	$24,250,170	$23,104,932	$47,585	$23,152,517

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended February 28, 2017
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2016	$25,857	$4,390	$3,664	$33,911
Provision for loan losses	2,448	(168)	(215)	2,065
Recoveries	53	—	—	53
Balance as of February 28, 2017	$28,358	$4,222	$3,449	$36,029

	Three Months Ended February 29, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of November 30, 2015	$27,700	$5,918	$5,982	$39,600
Provision for loan losses	(2,136)	798	(397)	(1,735)
Recoveries	53	—	—	53
Balance as of February 29, 2016	$25,617	$6,716	$5,585	$37,918

	Nine Months Ended February 28, 2017
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2016	$24,559	$5,565	$3,134	$33,258
Provision for loan losses	3,640	776	315	4,731
Charge-offs	—	(2,119)	—	(2,119)
Recoveries	159	—	—	159
Balance as of February 28, 2017	$28,358	$4,222	$3,449	$36,029

	Nine Months Ended February 29, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Balance as of May 31, 2015	$23,716	$4,533	$5,441	$33,690
Provision for loan losses	1,740	2,183	144	4,067
Recoveries	161	—	—	161
Balance as of February 29, 2016	$25,617	$6,716	$5,585	$37,918

Our allowance for loan losses consists of a specific allowance for loans individually evaluated for impairment and a collective allowance for loans collectively evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 28, 2017 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated loans	$28,358	$3,063	$3,449	$34,870
Individually evaluated loans	—	1,159	—	1,159
Total ending balance of the allowance	$28,358	$4,222	$3,449	$36,029

Recorded investment in loans:
Collectively evaluated loans	$23,263,194	$356,289	$617,389	$24,236,872
Individually evaluated loans	6,581	6,717	—	13,298
Total recorded investment in loans	$23,269,775	$363,006	$617,389	$24,250,170

Loans to members, net (1)	$23,241,417	$358,784	$613,940	$24,214,141

	May 31, 2016
(Dollars in thousands)	CFC	RTFC	NCSC	Total
Ending balance of the allowance:
Collectively evaluated	$24,559	$2,465	$3,134	$30,158
Individually evaluated	—	3,100	—	3,100
Total ending balance of the allowance	$24,559	$5,565	$3,134	$33,258

Recorded investment in loans:
Collectively evaluated	$22,123,157	$331,244	$680,802	$23,135,203
Individually evaluated	6,716	10,598	—	17,314
Total recorded investment in loans	$22,129,873	$341,842	$680,802	$23,152,517

Loans to members, net(1)	$22,105,314	$336,277	$677,668	$23,119,259
____________________________
(1) Excludes unamortized deferred loan origination costs of $11 million and $10 million as of February 28, 2017 and May 31, 2016, respectively.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of February 28, 2017 and May 31, 2016 are summarized below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017		May 31, 2016
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,581	$—	$6,716	$—

With a specific allowance recorded:
RTFC	6,717	1,159	10,598	3,100
Total impaired loans	$13,298	$1,159	$17,314	$3,100

The following table represents the average recorded investment in individually impaired loans and the interest income recognized, by company, for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,582	$6,716	$144	$130
RTFC	6,799	13,362	84	113
Total impaired loans	$13,381	$20,078	$228	$243

	Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,624	$6,884	$418	$260
RTFC	8,093	9,092	259	142
Total impaired loans	$14,717	$15,976	$677	$402

Troubled Debt Restructured (“TDR”) Loans

We did not have any loans modified as TDRs during the nine months ended February 28, 2017. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the related unadvanced loan commitments, by member class, as of February 28, 2017 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017			May 31, 2016
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Nonperforming TDR loans:
RTFC	$—	—%	$—	$3,506	0.01%	$—

Performing TDR loans:
CFC/Distribution	6,581		—	6,716		—
RTFC	6,717		—	7,092		—
Total performing TDR loans	13,298	0.05	—	13,808	0.06	—
Total TDR loans	$13,298	0.05%	$—	$17,314	0.07%	$—

As indicated in the table above, we did not have any TDR loans classified as nonperforming as of February 28, 2017. We had TDR loans classified as nonperforming totaling $4 million as of May 31, 2016.

TDR loans classified as performing totaled $13 million and $14 million as of February 28, 2017 and May 31, 2016, respectively. These loans were on accrual status as of the respective dates.

Nonperforming Loans

In addition to nonperforming TDR loans, we also may have nonperforming loans that have not been modified and classified as a TDR. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no other loans classified as nonperforming as of February 28, 2017 or May 31, 2016.

The following table shows foregone interest income for loans on nonaccrual status for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Nonperforming loans	$—	$2	$—	$14
Performing TDR loans	—	—	—	166
Nonperforming TDR loans	—	31	31	77
Total	$—	$33	$31	$257

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

February 28, 2017 and May 31, 2016. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	February 28, 2017	May 31, 2016
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$7,525,623	$7,246,973
RUS guaranteed loans qualifying as permitted investments	147,751	151,687
Total pledged collateral	$7,673,374	$7,398,660
Collateral trust bonds outstanding	6,897,711	6,747,711

1994 indenture:
Distribution system mortgage notes	$921,952	$968,030
Collateral trust bonds outstanding	795,000	800,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,971,654	$2,683,806
Notes payable outstanding	2,624,228	2,303,122

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$15,553	$17,081
Notes payable outstanding	13,214	14,871

Federal Financing Bank:
Distribution and power supply system mortgage notes	$5,916,785	$5,248,935
Notes payable outstanding	4,997,884	4,777,404

NOTE 5—FORECLOSED ASSETS

Foreclosed assets consist of operating entities or other assets acquired through lending activities in satisfaction of indebtedness. On July 1, 2016, the sale of CAH to ATN VI Holdings, LLC (“Buyer”) was completed. As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of February 28, 2017.

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

The net proceeds at closing were subject to post-closing adjustments. The Buyer provided a statement of post-closing adjustments and we agreed upon a net amount due to us for post-closing adjustments of approximately $1 million, which we received during the second quarter of fiscal year 2017. CFC remains subject to potential indemnification claims, as specified in the Purchase Agreement. We recorded expense of less than $1 million for the current quarter and expense of $2 million for the nine months ended February 28, 2017 related to CAH. These amounts include the combined impact of adjustments

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recorded at the closing date of the sale of CAH, post-closing purchase price adjustments and certain legal costs incurred pertaining to CAH.

Upon closing of the sale of CAH, we derecognized the loss of $10 million recorded in AOCI attributable to actuarial-related changes in CAH’s pension and other postretirement benefit obligations as an offset against the sale proceeds. This derecognition had no effect on our consolidated statement of operations during the three and nine months ended February 28, 2017, as the amount was taken into consideration in the measurement of the CAH impairment loss recorded in fiscal year 2016.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,388 million and accounted for 14% of total debt outstanding as of February 28, 2017, compared with $2,939 million, or 13%, of total debt outstanding as of May 31, 2016.

Committed Bank Revolving Line of Credit Agreements

We had $3,165 million and $3,420 million of commitments under committed bank revolving line of credit agreements as of February 28, 2017 and May 31, 2016, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2017 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017			May 31, 2016
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Total Commitment	Letters of Credit Outstanding	Net Available for Use(1)	Maturity	Annual Facility Fee (2)
3-year agreement	$—	$—	$—	$25	$—	$25	October 28, 2017	7.5 bps
3-year agreement	—	—	—	1,640	—	1,640	November 19, 2018	7.5 bps
3-year agreement	1,533	—	1,533	—	—	—	November 19, 2019	7.5 bps
Total 3-year agreement	1,533	—	1,533	1,665	—	1,665
5-year agreement	—	—	—	45	—	45	October 28, 2019	10 bps
5-year agreement	—	—	—	1,600	1	1,599	November 19, 2020	10 bps
5-year agreement	1,632	1	1,631	—	—	—	November 19, 2021	10 bps
Total 5-year agreement	1,632	1	1,631	1,645	1	1,644
Total	$3,165	$1	$3,164	$3,310	$1	$3,309
____________________________
(1)Reflects amounts available from unaffiliated third parties that are not consolidated by CFC.
(2) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and there were no borrowings outstanding under these agreements as of February 28, 2017 and May 31, 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

Borrowings with an original contractual maturity of greater than one year are classified as long-term debt. The following table displays long-term debt outstanding, by debt type, as of February 28, 2017 and May 31, 2016.

(Dollars in thousands)	February 28, 2017	May 31, 2016
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,796,296	$2,668,276
Medium-term notes sold to members	415,337	450,960
Subtotal medium-term notes	3,211,633	3,119,236
Unamortized discount	(409)	(537)
Debt issuance costs	(21,955)	(19,370)
Total unsecured medium-term notes	3,189,269	3,099,329
Unsecured notes payable	24,799	27,092
Unamortized discount	(407)	(496)
Debt issuance costs	(100)	(123)
Total unsecured notes payable	24,292	26,473
Total unsecured long-term debt	3,213,561	3,125,802
Secured long-term debt:
Collateral trust bonds	7,692,711	7,547,711
Unamortized discount	(259,860)	(265,837)
Debt issuance costs	(26,830)	(28,778)
Total collateral trust bonds	7,406,021	7,253,096
Guaranteed Underwriter Program notes payable	4,997,884	4,777,404
Debt issuance costs	(271)	(293)
Total Guaranteed Underwriter Program notes payable	4,997,613	4,777,111
Farmer Mac notes payable	2,624,228	2,303,123
Other secured notes payable	13,214	14,871
Debt issuance costs	(336)	(400)
Total other secured notes payable	12,878	14,471
Total secured notes payable	7,634,719	7,094,705
Total secured long-term debt	15,040,740	14,347,801
Total long-term debt	$18,254,301	$17,473,603

Collateral Trust Bonds

On February 7, 2017, we issued $450 million aggregate principal amount of 2.95% collateral trust bonds due 2024.

Secured Notes Payable

We had outstanding secured notes payable totaling $4,998 million and $4,777 million as of February 28, 2017 and May 31, 2016, respectively, under a bond purchase agreement with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount borrowed. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the Guaranteed Underwriter Program. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under this program.

On December 1, 2016, we closed on the $375 million committed (“Series L”) loan facility from the Federal Financing Bank guaranteed by RUS pursuant to the Guaranteed Underwriter Program. Under the Series L facility, we are able to borrow an additional $375 million any time before October 15, 2019 with each advance amortizing quarterly and having a final maturity no longer than 20 years from the advance date. We borrowed $250 million under the Guaranteed Underwriter Program during the nine months ended February 28, 2017. We had up to $725 million available under the Guaranteed Underwriter Program as of February 28, 2017.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $4,800 million from Farmer Mac. Under the terms of the first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow up to $4,500 million at any time through January 11, 2020, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $2,524 million and $2,303 million as of February 28, 2017 and May 31, 2016. We borrowed $250 million under this note purchase agreement with Farmer Mac during the nine months ended February 28, 2017.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. On February 22, 2017, we received an advance of $100 million under this committed note purchase agreement with Farmer Mac, resulting in outstanding secured notes payable under this note purchase agreement of $100 million as of February 28, 2017. This advance was repaid in full subsequent to February 28, 2017.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of February 28, 2017 and May 31, 2016.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of February 28, 2017 and May 31, 2016.

	February 28, 2017	May 31, 2016
(Dollars in thousands)	Amount	Amount
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,759)	(7,788)
Total subordinated deferrable debt	$742,241	$742,212

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of OCI, to the extent that the hedge relationships are effective, and reclassified AOCI to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of operations.

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

We typically designate treasury rate locks as cash flow hedges of forecasted debt issuances. Accordingly, changes in the fair value of the derivative instruments are recorded as a component of OCI and reclassified to interest expense when the forecasted transaction occurs using the effective interest method. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statements of operations. We did not have any derivatives designated as accounting hedges as of February 28, 2017 and May 31, 2016.

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 28, 2017 and May 31, 2016. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2017			May 31, 2016
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,680,825	2.86%	1.01%	$6,661,471	2.95%	0.63%
Receive-fixed swaps	4,399,000	1.50	2.58	3,499,000	1.02	2.82
Total interest rate swaps	11,079,825	2.32	1.64	10,160,471	2.29	1.39
Forward pay-fixed swaps	111,929			40,000
Total	$11,191,754			$10,200,471

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of February 28, 2017 and May 31, 2016.

	February 28, 2017		May 31, 2016
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$83,850	$4,021,137	$80,095	$2,879,567
Derivative liabilities	(339,809)	7,170,617	(594,820)	7,320,904
Total	$(255,959)	$11,191,754	$(514,725)	$10,200,471

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of February 28, 2017 and May 31, 2016, and provides information on the impact of netting provisions and collateral pledged.

	February 28, 2017
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$83,850	$—	$83,850	$78,672	$—	$5,178
Derivative liabilities:
Interest rate swaps	339,809	—	339,809	78,672	—	261,137

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Derivative cash settlements	$(19,354)	$(22,556)	$(64,331)	$(65,285)
Derivative forward value gains (losses)	61,809	(220,480)	259,153	(290,952)
Derivative gains (losses)	$42,455	$(243,036)	$194,822	$(356,237)

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2017. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2017. The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2017 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$59,165	$(14,246)	$—	$(14,246)
Falls below Baa1/BBB+	7,156,973	(163,243)	5,874	(157,369)
Falls to or below Baa2/BBB (2)	460,611	—	2,030	2,030
Falls below Baa3/BBB-	370,585	(20,734)	—	(20,734)
Total	$8,047,334	$(198,223)	$7,904	$(190,319)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate fair value amount, excluding and including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $198 million and $197 million, respectively, as of February 28, 2017.

NOTE 10—EQUITY

Total equity increased by $330 million during the nine months ended February 28, 2017 to $1,147 million. The increase in total equity was primarily attributable to our net income of $361 million for the period, which was partially offset by patronage capital retirements totaling $43 million. The following table presents the components of equity as of February 28, 2017 and May 31, 2016.

(Dollars in thousands)	February 28, 2017	May 31, 2016
Membership fees	$971	$974
Educational fund	1,158	1,798
Total membership fees and educational fund	2,129	2,772
Patronage capital allocated	671,260	713,853
Members’ capital reserve	587,219	587,219
Unallocated net loss:
Current-year derivative forward value income (loss)	255,018	(220,827)
Prior-year cumulative derivative forward value losses	(507,904)	(287,077)
Current year cumulative derivative forward value losses	(252,886)	(507,904)
Other unallocated net income (loss)	98,095	(5,706)
Unallocated net loss	(154,791)	(513,610)
CFC retained equity	1,105,817	790,234
Accumulated other comprehensive income	12,574	1,058
Total CFC equity	1,118,391	791,292
Noncontrolling interests	28,947	26,086
Total equity	$1,147,338	$817,378

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

Accumulated Other Comprehensive Income

The following tables summarize, by component, the activity in AOCI as of and for the three and nine months ended February 28, 2017 and February 29, 2016.

	Three Months Ended February 28, 2017
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$5,630	$4,091	$—	$(920)	$8,801
Unrealized gains	3,923	—	—	—	3,923
Losses reclassified into earnings	—	—	—	45	45
Gains reclassified into earnings	—	(195)	—	—	(195)
Other comprehensive income	3,923	(195)	—	45	3,773
Ending balance	$9,553	$3,896	$—	$(875)	$12,574

	Three Months Ended February 29, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$6,820	$4,902	$(4,248)	$(889)	$6,585
Unrealized losses	(2,297)	—	—	—	(2,297)
Losses reclassified into earnings	—	—	—	43	43
Gains reclassified into earnings	—	(217)	—	—	(217)
Other comprehensive income	(2,297)	(217)	—	43	(2,471)
Ending balance	$4,523	$4,685	$(4,248)	$(846)	$4,114

	Nine Months Ended February 28, 2017
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$7,402	$4,487	$(9,823)	$(1,008)	$1,058
Unrealized gains	2,151	—	—	—	2,151
Losses reclassified into earnings	—	—	9,823	133	9,956
Gains reclassified into earnings	—	(591)	—	—	(591)
Other comprehensive income	2,151	(591)	9,823	133	11,516
Ending balance	$9,553	$3,896	$—	$(875)	$12,574

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 29, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$3,934	$5,371	$(4,248)	$(977)	$4,080
Unrealized gains	589	—	—	—	589
Losses reclassified into earnings	—	—	—	131	131
Gains reclassified into earnings	—	(686)	—	—	(686)
Other comprehensive income	589	(686)	—	131	34
Ending balance	$4,523	$4,685	$(4,248)	$(846)	$4,114

We expect to reclassify approximately $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NOTE 11—GUARANTEES

The following table summarizes total guarantees by type of guarantee and member class as of February 28, 2017 and May 31, 2016.

(Dollars in thousands)	February 28, 2017	May 31, 2016
Total by type:
Long-term tax-exempt bonds	$469,080	$475,965
Letters of credit	304,359	319,596
Other guarantees	114,045	113,647
Total	$887,484	$909,208

Total by member class:
CFC:
Distribution	$124,256	$127,890
Power supply	736,970	759,345
Statewide and associate	5,061	5,054
CFC total	866,287	892,289
RTFC	1,574	1,574
NCSC	19,623	15,345
Total	$887,484	$909,208
The maturities for the long-term tax-exempt bonds and the related guarantees run through calendar year 2042. Amounts in the table represent the outstanding principal amount of the guaranteed bonds. As of February 28, 2017, our maximum potential exposure for the $68 million of fixed-rate tax-exempt bonds is $95 million, representing principal and interest. Of the amounts shown in the table above for long-term tax-exempt bonds, $401 million and $406 million as of February 28, 2017 and May 31, 2016, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default. This would limit our exposure to future interest payments

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on these bonds. Generally our maximum potential exposure is secured by mortgage liens on the systems’ assets and future revenue. If a system’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan.

The maturities for letters of credit run through calendar year 2027. The amounts shown in the table above represent our maximum potential exposure, of which $130 million is secured as of February 28, 2017. As of February 28, 2017 and May 31, 2016, the letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members, respectively. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2017, we may be required to issue up to an additional $64 million in letters of credit to third parties for the benefit of our members. As of February 28, 2017, all of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maturities for other guarantees listed in the table run through calendar year 2025. The maximum potential exposure for these other guarantees is $115 million, all of which is unsecured.

As of February 28, 2017 and May 31, 2016, we had $289 million and $308 million of guarantees, respectively, representing 33% and 34%, respectively, of total guarantees, under which our right of recovery from our members was not secured.

In addition to the guarantees described above, as of February 28, 2017, we were the liquidity provider for a total of $477 million of variable-rate tax-exempt bonds issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the nine months ended February 28, 2017, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of February 28, 2017 and May 31, 2016, we recorded a guarantee liability of $16 million and $17 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability as of February 28, 2017 and May 31, 2016 was $1 million based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $15 million and $16 million as of February 28, 2017 and May 31, 2016, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2016 Form 10-K. The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of February 28, 2017 and May 31, 2016. The table also displays the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

	February 28, 2017		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,764	$235,764	$235,764	$—	$—
Restricted cash	20,760	20,760	20,760	—	—
Time deposits	630,000	630,000	—	630,000	—
Investment securities, available for sale	90,091	90,091	90,091	—	—
Deferred compensation investments	4,555	4,555	4,555	—	—
Loans to members, net	24,224,808	23,809,544	—	—	23,809,544
Accrued interest receivable	112,686	112,686	—	112,686	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	83,850	83,850	—	83,850	—

Liabilities:
Short-term borrowings	$3,388,078	$3,387,840	$1,534,752	$1,853,088	$—
Long-term debt	18,254,301	18,928,996	—	11,309,437	7,619,559
Accrued interest payable	195,374	195,374	—	195,374	—
Guarantee liability	15,849	17,230	—	—	17,230
Derivative liabilities	339,809	339,809	—	339,809	—
Subordinated deferrable debt	742,241	770,239	—	770,239	—
Members’ subordinated certificates	1,420,608	1,420,631	—	—	1,420,631

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2016		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$204,540	$204,540	$204,540	$—	$—
Restricted cash	4,628	4,628	4,628	—	—
Time deposits	340,000	340,000	—	340,000	—
Investment securities, available for sale	87,940	87,940	87,940	—	—
Deferred compensation investments	4,326	4,326	4,326	—	—
Loans to members, net	23,129,438	23,297,924	—	—	23,297,924
Accrued interest receivable	113,272	113,272	—	113,272	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	80,095	80,095	—	80,095	—

Liabilities:
Short-term borrowings	$2,938,848	$2,938,716	$1,185,959	$1,752,757	$—
Long-term debt	17,473,603	18,577,261	—	11,327,004	7,250,257
Accrued interest payable	132,996	132,996	—	132,996	—
Guarantee liability	17,109	19,019	—	—	19,019
Derivative liabilities	594,820	594,820	—	594,820	—
Subordinated deferrable debt	742,212	751,395	—	751,395	—
Members’ subordinated certificates	1,443,810	1,443,834	—	—	1,443,834

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the nine months ended February 28, 2017 and February 29, 2016.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of February 28, 2017 and May 31, 2016, and the classification of the valuation technique within the fair value hierarchy.

	February 28, 2017			May 31, 2016
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities available for sale	$90,091	$—	$90,091	$87,940	$—	$87,940
Deferred compensation investments	4,555	—	4,555	4,326	—	4,326
Derivative assets	—	83,850	83,850	—	80,095	80,095
Derivative liabilities	—	339,809	339,809	—	594,820	594,820

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring Fair Value

The following table presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of February 28, 2017 and May 31, 2016, and unrealized losses for the three and nine months ended February 28, 2017 and February 29, 2016.

	Level 3 Fair Value		Unrealized Losses Three Months Ended,		Unrealized Losses Nine Months Ended,
(Dollars in thousands)	February 28, 2017	May 31, 2016	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Impaired loans, net of specific reserves	$—	$7,498	$—	$(1,890)	$—	$(3,901)

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

Because of the limited amount of impaired loans as of February 28, 2017 and May 31, 2016, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three and nine months ended February 28, 2017 and February 29, 2016, and assets attributable to each segment as of February 28, 2017 and February 29, 2016.

	Three Months Ended February 28, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$257,390	$10,593	$(8,063)	$259,920
Interest expense	(186,468)	(8,335)	8,063	(186,740)
Net interest income	70,922	2,258	—	73,180
Provision for loan losses	(2,065)	—	—	(2,065)
Net interest income after provision for loan losses	68,857	2,258	—	71,115
Non-interest income:
Fee and other income	5,698	425	(313)	5,810
Derivative gains	42,190	265	—	42,455
Results of operations of foreclosed assets	(29)	—	—	(29)
Total non-interest income	47,859	690	(313)	48,236
Non-interest expense:
General and administrative expenses	(18,864)	(1,846)	—	(20,710)
Gains on early extinguishment of debt	192	—	—	192
Other	(486)	(313)	313	(486)
Total non-interest expense	(19,158)	(2,159)	313	(21,004)
Income before income taxes	97,558	789	—	98,347
Income tax expense	—	(385)	—	(385)
Net income	$97,558	$404	$—	$97,962

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 29, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$250,814	$11,367	$(8,548)	$253,633
Interest expense	(170,872)	(8,865)	8,548	(171,189)
Net interest income	79,942	2,502	—	82,444
Provision for loan losses	1,735	—	—	1,735
Net interest income after provision for loan losses	81,677	2,502	—	84,179
Non-interest income:
Fee and other income	5,341	984	(721)	5,604
Derivative losses	(240,363)	(2,673)	—	(243,036)
Results of operations from foreclosed assets	1,472	—	—	1,472
Total non-interest income	(233,550)	(1,689)	(721)	(235,960)
Non-interest expense:
General and administrative expenses	(20,266)	(2,341)	255	(22,352)
Losses on early extinguishment of debt	(333)	—	—	(333)
Other	(509)	(466)	466	(509)
Total non-interest expense	(21,108)	(2,807)	721	(23,194)
Loss before income taxes	(172,981)	(1,994)	—	(174,975)
Income tax benefit	—	593	—	593
Net loss	$(172,981)	$(1,401)	$—	$(174,382)

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$766,096	$32,944	$(25,129)	$773,911
Interest expense	(550,695)	(25,945)	25,166	(551,474)
Net interest income	215,401	6,999	37	222,437
Provision for loan losses	(4,731)	—	—	(4,731)
Net interest income after provision for loan losses	210,670	6,999	37	217,706
Non-interest income:
Fee and other income	14,654	3,049	(2,266)	15,437
Derivative gains	192,970	1,852	—	194,822
Results of operations of foreclosed assets	(1,690)	—	—	(1,690)
Total non-interest income	205,934	4,901	(2,266)	208,569
Non-interest expense:
General and administrative expenses	(56,634)	(5,567)	—	(62,201)
Gains on early extinguishment of debt	192	—	—	192
Other	(1,446)	(2,229)	2,229	(1,446)
Total non-interest expense	(57,888)	(7,796)	2,229	(63,455)
Income before income taxes	358,716	4,104	—	362,820
Income tax expense	—	(1,815)	—	(1,815)
Net income	$358,716	$2,289	$—	$361,005

	February 28, 2017
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$24,211,350	$980,395	$(941,575)	$24,250,170
Deferred origination costs	10,667	—	—	10,667
Less: Allowance for loan losses	(36,029)	—	—	(36,029)
Loans to members, net	24,185,988	980,395	(941,575)	24,224,808
Other assets	1,374,619	105,111	(94,973)	1,384,757
Total assets	$25,560,607	$1,085,506	$(1,036,548)	$25,609,565

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 29, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$747,490	$34,693	$(26,109)	$756,074
Interest expense	(503,061)	(27,061)	26,109	(504,013)
Net interest income	244,429	7,632	—	252,061
Provision for loan losses	(4,067)	—	—	(4,067)
Net interest income after provision for loan losses	240,362	7,632	—	247,994
Non-interest income:
Fee and other income	16,020	3,898	(2,582)	17,336
Derivative losses	(352,153)	(4,084)	—	(356,237)
Results of operations of foreclosed assets	1,605	—	—	1,605
Total non-interest income	(334,528)	(186)	(2,582)	(337,296)
Non-interest expense:
General and administrative expenses	(58,419)	(7,762)	763	(65,418)
Losses on early extinguishment of debt	(333)	—	—	(333)
Other	(875)	(1,819)	1,819	(875)
Total non-interest expense	(59,627)	(9,581)	2,582	(66,626)
Loss before income taxes	(153,793)	(2,135)	—	(155,928)
Income tax benefit	—	153	—	153
Net income (loss)	$(153,793)	$(1,982)	$—	$(155,775)

	February 29, 2016
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$23,095,053	$1,055,203	$(1,016,041)	$23,134,215
Deferred origination costs	9,884	—	—	9,884
Less: Allowance for loan losses	(37,918)	—	—	(37,918)
Loans to members, net	23,067,019	1,055,203	(1,016,041)	23,106,181
Other assets	1,270,625	120,001	(103,782)	1,286,844
Total assets	$24,337,644	$1,175,204	$(1,119,823)	$24,393,025

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, CFC is subject to certain legal proceedings and claims in the ordinary course of business, including litigation with borrowers related to enforcement or collection actions. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, liquidity, or results of operations. CFC establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Accordingly, no reserve has been recorded with respect to any legal proceedings at this time. In June 2015, RTFC received a notice of deficiency from the Virgin Islands Bureau of Internal Revenue alleging that RTFC owed tax or other amounts, plus interest, in connection with tax years 1996 and 1997, and 1999 through 2005. In January 2017, the notice of deficiency was canceled and the action was jointly dismissed with prejudice.  No further proceedings are anticipated at this time.

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

Date: April 5, 2017

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)