Form 10-Q
period 2017-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2017-10-10
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
OR

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
__________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer   ☒ Smaller reporting company ☐ Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

i

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	2
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	9
4	Non-Interest Income	11
5	Derivative Average Notional Amounts and Average Interest Rates	11
6	Derivative Gains (Losses)	12
7	Non-Interest Expense	13
8	Loans Outstanding by Type and Member Class	14
9	Historical Retention Rate and Repricing Selection	15
10	Total Debt Outstanding	16
11	Member Investments	17
12	Collateral Pledged	18
13	Unencumbered Loans	19
14	Guarantees Outstanding	20
15	Maturities of Guarantee Obligations	21
16	Unadvanced Loan Commitments	21
17	Notional Maturities of Unadvanced Loan Commitments	22
18	Maturities of Notional Amount of Unconditional Committed Lines of Credit	22
19	Loan Portfolio Security Profile	24
20	Credit Exposure to 20 Largest Borrowers	26
21	TDR Loans	27
22	Net Charge-Offs (Recoveries)	27
23	Allowance for Loan Losses	28
24	Rating Triggers for Derivatives	29
26	Liquidity Reserve	30
27	Committed Bank Revolving Line of Credit Agreements	31
28	Short-Term Borrowings	32
29	Issuances and Maturities of Long-Term and Subordinated Debt	33
30	Principal Maturity of Long-Term and Subordinated Debt	33
31	Credit Ratings	34
32	Projected Sources and Uses of Liquidity	35
33	Financial Covenant Ratios Under Committed Bank Revolving Line of Credit Agreements	35
34	Financial Ratios Under Debt Indentures	36
35	Interest Rate Gap Analysis	38
36	Adjusted Financial Measures — Income Statement	39
37	TIER and Adjusted TIER	39
38	Adjusted Financial Measures — Balance Sheet	40
39	Leverage and Debt-to-Equity Ratios	40

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members and the factors listed and described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“2017 Form 10-K”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

INTRODUCTION

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution, generation, transmission and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes under Section 501(c)(4) of the Internal Revenue Code. As a member-owned cooperative, CFC’s objective is not to maximize profit, but rather to offer its members cost-based financial products and services. CFC funds its activities primarily through a combination of public and private issuances of debt securities, member investments and retained equity. As a Section 501(c)(4) tax-exempt, member-owned cooperative, we cannot issue equity securities.

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC did not have any entities that held foreclosed assets as of August 31, 2017 or May 31, 2017. See “Item 1. Business—Overview” of our 2017 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the drivers of changes from period to period and the key measures used by management to evaluate performance, such as net interest income, net interest yield, loan growth, debt-to-equity ratio, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2017 Form 10-K and additional information contained in our 2017 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors,” as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three months ended August 31, 2017 and 2016, and as of August 31, 2017 and May 31, 2017. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures include adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”), adjusted debt-to-equity ratio and adjusted leverage ratio. The adjusted leverage ratio is a non-GAAP measure included as a covenant in our committed bank revolving line of credit agreements. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER, debt-to-equity ratio and leverage ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income. We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted TIER and adjusted leverage ratios. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended August 31,		Increase/
(Dollars in thousands)	2017	2016	(Decrease)
Statement of operations
Interest income	$265,915	$256,835	4%
Interest expense	(192,731)	(181,080)	6
Net interest income	73,184	75,755	(3)
Fee and other income	3,945	4,530	(13)
Total net revenue	77,129	80,285	(4)
Benefit (provision) for loan losses	298	(1,928)	**
Derivative losses(1)	(46,198)	(188,293)	(75)
Results of operations of foreclosed assets	(24)	(1,112)	(98)
Operating expenses(2)	(21,636)	(20,859)	4
Other non-interest expense	(522)	(443)	18
Income (loss) before income taxes	9,047	(132,350)	**
Income tax expense	(32)	89	**
Net income (loss)	$9,015	$(132,261)	**

	Three Months Ended August 31,		Increase/
	2017	2016	(Decrease)
Adjusted operational financial measures
Adjusted interest expense(3)	$(212,953)	$(204,470)	4%
Adjusted net interest income(3)	52,962	52,365	1
Adjusted net income(3)	34,991	32,642	7

Selected ratios(4)
Fixed-charge coverage ratio/TIER (5)	1.05	0.27	78 bps
Adjusted TIER(3)	1.16	1.16	—
Net interest yield(6)	1.16%	1.26%	(10)
Adjusted net interest yield(7)(3)	0.84%	0.86%	(2)
Net charge-off rate(8)	—	0.04	(4)

	August 31, 2017	May 31, 2017	Increase/ (Decrease)
Balance sheet
Cash, investments and time deposits	$487,375	$485,169	—%
Loans to members(9)	24,642,077	24,367,044	1
Allowance for loan losses	(37,078)	(37,376)	(1)
Loans to members, net	24,604,999	24,329,668	1
Total assets	25,480,526	25,205,692	1
Short-term borrowings	3,074,660	3,342,900	(8)
Long-term debt	18,428,819	17,955,594	3
Subordinated deferrable debt	742,307	742,274	—
Members’ subordinated certificates	1,418,207	1,419,025	—
Total debt outstanding	23,663,993	23,459,793	1
Total liabilities	24,418,946	24,106,887	1
Total equity	1,061,580	1,098,805	(3)
Guarantees (10)	824,264	889,617	(7)

Selected ratios period end(4)
Allowance coverage ratio(11)	0.15%	0.15%	—
Debt-to-equity ratio(12)	23.00	21.94	106
Leverage ratio(13)	23.78	22.75	103
Adjusted debt-to-equity ratio(3)	6.05	5.95	10
Adjusted leverage ratio(3)	6.28	6.19	9
____________________________
** Change is not meaningful.
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
(2)Consists of salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of operations.
(3)See “Non-GAAP Financial Measures” for details on the calculation of these non-GAAP adjusted measures and the reconciliation to the most comparable GAAP measures.
(4)Selected metrics and ratios represent percentage amounts.
(5)Calculated based on net income (loss) plus interest expense for the period divided by interest expense for the period. The fixed-charge coverage ratios and TIER were the same during each period presented because we did not have any capitalized interest during these periods.
(6)Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(7)Calculated based on annualized adjusted net interest income for the period divided by average interest-earning assets for the period.
(8)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.

(9)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both August 31, 2017 and May 31, 2017.
(10)Reflects the total amount of member obligations for which CFC has guaranteed payment to a third party as of the end of each period. This amount represents our maximum exposure to loss, which significantly exceeds the guarantee liability recorded on our consolidated balance sheets. See “Note 10—Guarantees” for additional information.
(11)Calculated based on the allowance for loan losses at period end divided by total outstanding loans at period end.
(12)Calculated based on total liabilities at period end divided by total equity at period end.
(13)Calculated based on total liabilities and guarantees at period end divided by total equity at period end.

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our adjusted interest expense plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1.

We are subject to period-to-period volatility in our reported GAAP results due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under GAAP. Our financial assets and liabilities expose us to interest-rate risk. We use derivatives, primarily interest rate swaps, as part of our strategy in managing this risk. Our derivatives are intended to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under GAAP to carry derivatives at fair value on our consolidated balance sheet; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and spreads result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting. As a result, the mark-to-market changes in our derivatives are recorded in earnings. Based on the composition of our derivatives, we generally record derivative losses in earnings when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact actual derivative cash settlement amounts. As such, management uses our adjusted non- GAAP results, which include realized net periodic derivative settlements but exclude the impact of unrealized derivative forward fair value gains and losses, to evaluate our operating performance. Because derivative forward fair value gains and losses do not impact our cash flows, liquidity or ability to service our debt costs, our financial debt covenants are also based on our non-GAAP adjusted results.

Financial Performance

Reported Results

We reported net income of $9 million and a TIER of 1.05 for the quarter ended August 31, 2017 (“current quarter”), compared with a net loss of $132 million and a TIER of 0.27 for the same prior-year quarter. Our debt-to-equity ratio increased to 23.00-to-1 as of August 31, 2017, from 21.94-to-1 as of May 31, 2017, primarily due to an increase in debt outstanding to fund loan growth and a decrease in equity resulting from the CFC Board of Directors authorization in the current quarter to retire patronage capital of $45 million.

The variance of $141 million between our reported net income of $9 million for the current quarter and our net loss of $132 million for the same prior-year quarter was driven primarily by mark-to-market changes in the fair value of our derivatives. We recognized derivative losses of $46 million in the current quarter, which were largely due to a modest flattening of the yield curve as interest rates on the shorter end of the curve rose while medium and longer-term interest rates declined slightly. In comparison we recognized derivative losses of $188 million in the same prior-year quarter, attributable to more pronounced flattening of the yield curve during the period. In addition, we experienced a decrease in net interest income of $3 million and an increase in operating expenses of $1 million, which were largely offset by a favorable shift in the provision for loan losses of $2 million and a decrease in charges related to foreclosed assets of $1 million.

Adjusted Non-GAAP Results

Adjusted net income totaled $35 million and adjusted TIER was 1.16 for the current quarter, compared with adjusted net income of $33 million and adjusted TIER of 1.16 for the same prior-year quarter. Our adjusted debt-to-equity ratio increased to 6.05-to-1 as of August 31, 2017, from 5.95-to-1 as of May 31, 2017, due to the combined impact of the increase in debt outstanding to fund loan growth and the decrease in equity resulting from the CFC Board of Directors authorization in the current quarter to retire patronage capital.

The increase of $2 million in adjusted net income in the current quarter from the same prior-year quarter was primarily driven by the favorable shift in the provision for loan losses of $2 million and decrease in charges related to foreclosed assets of $1 million, which were partially offset by the increase in operating expenses of $1 million.

Lending Activity

Loans to members totaled $24,642 million as of August 31, 2017, an increase of $275 million, or 1%, from May 31, 2017. The increase was primarily due an increase in CFC distribution loans of $244 million and an increase in NCSC loans of $45 million, which were partially offset by a decrease in CFC power supply loans of $14 million. The net increase in loans outstanding was largely attributable to member advances for capital investments and members refinancing with us loans made by other lenders.

CFC had long-term fixed-rate loans totaling $150 million that were scheduled to reprice during the current quarter. Of this total, $128 million repriced to a new long-term fixed rate, $21 million repriced to a long-term variable rate and $1 million were repaid in full.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As total outstanding loans increased during the current quarter, our debt volume also increased. Total debt outstanding was $23,664 million as of August 31, 2017, an increase of $204 million, or 1%, from May 31, 2017. The increase was primarily attributable to a net increase in dealer medium-term notes of $396 million, a net increase in our member investments of $217 million and a net increase in notes payable to the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) of $88 million. These increases were partially offset by a net decrease in dealer commercial paper outstanding of $490 million.

We issued $350 million principal amount of dealer medium-term notes and received advances of $100 million under the Guaranteed Underwriter Program during the three months ended August 31, 2017.

We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We currently expect the amount of long-term loan advances to exceed anticipated loan repayments over the next 12 months. We expect net interest income and adjusted net interest income to be relatively flat over the next 12 months, reflecting a projected slight increase in average total loans and a relatively stable net interest yield and adjusted net interest yield.

Long-term debt scheduled to mature over the next 12 months totaled $1,453 million as of August 31, 2017. We believe we have sufficient liquidity from the combination of existing cash and time deposits, member loan repayments, committed bank revolving lines of credit and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of August 31, 2017, we had access to liquidity reserves totaling $6,483 million, which consisted of (i) $396 million in cash and cash equivalents and time deposits, (ii) up to $625 million available under committed loan facilities under the Guaranteed Underwriter Program, (iii) up to $3,164 million available under committed bank revolving line of credit agreements, (iv) up to $300 million available under a committed revolving note purchase agreement with Farmer Mac, and (v) up to $1,998 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions. On August 14, 2017, we received a commitment from RUS for the guarantee of a $750 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. The amount available for access under the Guaranteed Underwriter Program, based on amounts advanced to us as of August 31, 2017, will increase to $1,375 million upon closing of the facility.

We believe we can continue to roll over outstanding member short-term debt of $2,565 million as of August 31, 2017, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund, select notes and medium-term notes. Although we expect to continue accessing the dealer commercial paper market to help meet our liquidity needs, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.05 as of August 31, 2017, slightly above our targeted threshold due to the combined impact of the increase in debt outstanding to fund loan growth and the decrease in adjusted equity resulting from the CFC Board of Directors authorization in the current quarter to retire patronage capital of $45 million. We expect to maintain our adjusted debt-to-equity ratio at approximately 6.00-to-1 over the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the assumptions used in our critical accounting policies and estimates during the current quarter. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide information on the methodologies and key assumptions used in our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2017 Form 10-K. See “Item 1A. Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the current quarter, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impact in the applicable section(s) of this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended August 31, 2017 and August 31, 2016. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of August 31, 2017 and May 31, 2017. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three months ended August 31, 2017 and 2016, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
(Dollars in thousands)	2017			2016
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,371,291	$249,364	4.42%	$21,625,527	$244,128	4.48%
Long-term variable-rate loans	842,968	5,863	2.76	729,846	4,527	2.46
Line of credit loans	1,353,349	8,707	2.55	1,043,797	5,966	2.27
TDR loans(2)	13,122	226	6.83	17,223	218	5.02
Other income, net(3)	—	(232)	—	—	(284)	—
Total loans	24,580,730	263,928	4.26	23,416,393	254,555	4.31
Cash, investments and time deposits	363,645	1,987	2.17	614,598	2,280	1.47
Total interest-earning assets	$24,944,375	$265,915	4.23%	$24,030,991	$256,835	4.24%
Other assets, less allowance for loan losses	560,169			662,248
Total assets	$25,504,544			$24,693,239

Liabilities:
Short-term borrowings	$3,223,476	$10,539	1.30%	$2,924,285	$4,882	0.66%
Medium-term notes	3,010,730	25,116	3.31	3,282,862	23,585	2.85
Collateral trust bonds	7,635,433	85,277	4.43	7,254,420	85,049	4.65
Long-term notes payable	7,538,511	47,482	2.50	7,113,046	43,129	2.41
Subordinated deferrable debt	742,285	9,416	5.03	742,155	9,426	5.04
Subordinated certificates	1,417,872	14,901	4.17	1,442,636	15,009	4.13
Total interest-bearing liabilities	$23,568,307	$192,731	3.24%	$22,759,404	$181,080	3.16%
Other liabilities	853,196			1,153,537
Total liabilities	24,421,503			23,912,941
Total equity	1,083,041			780,298
Total liabilities and equity	$25,504,544			$24,693,239

Net interest spread(4)			0.99%			1.08%
Impact of non-interest bearing funding(5)			0.17			0.18
Net interest income/net interest yield(6)		$73,184	1.16%		$75,755	1.26%

Adjusted net interest income/adjusted net interest yield:
Interest income		$265,915	4.23%		$256,835	4.24%
Interest expense		192,731	3.24		181,080	3.16
Add: Net accrued periodic derivative cash settlements(7)		20,222	0.75		23,390	0.90
Adjusted interest expense/adjusted average cost(8)		$212,953	3.58%		$204,470	3.56%

Adjusted net interest spread(4)			0.65%			0.68%
Impact of non-interest bearing funding			0.19			0.18
Adjusted net interest income/adjusted net interest yield(9)		$52,962	0.84%		$52,365	0.86%
____________________________
(1)Interest income on long-term, fixed-rate loans includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructuring (“TDR”) loans.
(3)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.

(4)Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Adjusted net interest spread represents the difference between the average yield on total interest-earning assets and the adjusted average cost of total interest-bearing liabilities.
(5)Includes other liabilities and equity.
(6)Net interest yield is calculated based on annualized net interest income for the period divided by total average interest-earning assets for the period.
(7)Represents the impact of net accrued periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic derivative cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $10,682 million and $10,338 million for the three months ended August 31, 2017 and 2016, respectively.
(8)Adjusted interest expense represents interest expense plus net accrued periodic derivative cash settlements during the period. Net accrued periodic derivative cash settlements are reported on our consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
(9)Adjusted net interest yield is calculated based on annualized adjusted net interest income for the period divided by total average interest-earning assets for the period.

Table 3 displays the change in net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities. The table also presents the change in adjusted net interest income between periods.

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended
	August 31, 2017 versus August 31, 2016
		Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$5,236	$8,419	$(3,183)
Long-term variable-rate loans	1,336	702	634
Line of credit loans	2,741	1,769	972
Restructured loans	8	(52)	60
Other income, net	52	—	52
Total loans	9,373	10,838	(1,465)
Cash, investments and time deposits	(293)	(931)	638
Interest income	9,080	9,907	(827)

Interest expense:
Short-term borrowings	5,657	499	5,158
Medium-term notes	1,531	(1,955)	3,486
Collateral trust bonds	228	4,467	(4,239)
Long-term notes payable	4,353	2,580	1,773
Subordinated deferrable debt	(10)	2	(12)
Subordinated certificates	(108)	(258)	150
Interest expense	11,651	5,335	6,316
Net interest income	$(2,571)	$4,572	$(7,143)

Adjusted net interest income:
Interest income	$9,080	$9,907	$(827)
Interest expense	11,651	5,335	6,316
Net accrued periodic derivative cash settlements(2)	(3,168)	779	(3,947)
Adjusted interest expense(3)	8,483	6,114	2,369
Adjusted net interest income	$597	$3,793	$(3,196)
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

Net interest income of $73 million for the current quarter decreased by $3 million, or 3%, from the same prior-year quarter, driven by a decrease in net interest yield of 8% (10 basis points) to 1.16%, which was partially offset by an increase in average interest-earning assets of 4%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter was primarily attributable to growth in average total loans of $1,164 million, or 5%, over the same prior-year quarter, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter was largely due to an increase in our average cost of funds, as the average yield on interest-earning assets remained relatively stable. Our average cost of funds increased by 8 basis points during the current quarter to 3.24%, largely due to increases in the cost of our short-term borrowings and medium-term notes resulting from an increase in short-term interest rates. The 3-month London Interbank Offered Rate (“LIBOR”) has increased by 48 basis points to 1.32%, and the federal funds rate has increased by 75 basis points to a target range of 1.00% to 1.25% since the end of the same prior-year quarter.

Adjusted net interest income of $53 million for the current quarter increased by $1 million, or 1%, from the same prior-year quarter, driven by an increase in average interest-earning assets of 4%, which was partially offset by a decrease in the adjusted net interest yield of 2% (2 basis points) to 0.84%. The decrease in the adjusted net interest yield was primarily attributable to a modest increase in our adjusted average cost of funds.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $20 million and $23 million for the three months ended August 31, 2017 and 2016, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a benefit for loan losses of less than $1 million for the current quarter, compared with a provision for loan losses of $2 million for the same prior-year quarter. The credit quality and performance statistics of our loan portfolio continued to remain strong. We experienced no charge-offs during the current quarter, and we had no loans classified as nonperforming as of the end of the quarter. In comparison, we recorded a net charge-off of $2 million in the same prior year quarter.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 4—Loans and Commitments” of this Report. For information on our allowance methodology, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

We recorded non-interest income losses of $42 million and $185 million for the three months ended August 31, 2017 and 2016, respectively. The variance between periods was primarily attributable to changes in the net derivative losses recognized in our condensed consolidated statements of operations.

Table 4 presents the components of non-interest income recorded in our condensed consolidated results of operations for the three months ended August 31, 2017 and 2016.

Table 4: Non-Interest Income

	Three Months Ended August 31,		Increase/ (Decrease)
(Dollars in thousands)	2017	2016
Non-interest income:
Fee and other income	$3,945	$4,530	$(585)
Derivative losses	(46,198)	(188,293)	142,095
Results of operations of foreclosed assets	(24)	(1,112)	1,088
Total non-interest income	$(42,277)	$(184,875)	$142,598

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the yield curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges during the current quarter nor during the same prior-year quarter.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark rate for the substantial majority of the floating rate payments under our swap agreements is LIBOR. Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three months ended August 31, 2017 and 2016. As indicated in Table 5, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our derivative portfolio, however, may change as a result of changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended August 31,
	2017			2016
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,955,697	2.84%	1.27%	$6,839,260	2.92%	0.67%
Receive-fixed swaps	3,726,717	1.83	2.64	3,499,000	1.03	2.82
Total	$10,682,414	2.49%	1.75%	$10,338,260	2.28%	1.40%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of August 31, 2017, unchanged from fiscal year end May 31, 2017. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 18 years and three years, respectively, as of August 31, 2016.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap yield curve, different changes in the swap yield curve— parallel, flattening or steepening—will result in differences in the fair value of our derivatives. The chart below provides comparative swap yield curves as of the end of May 31, 2016, August 31, 2016, May 31, 2017 and August 31, 2017.

____________________________
Benchmark rates obtained from Bloomberg.

Table 6 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations. Derivative cash settlements represent the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Derivative losses attributable to:
Derivative cash settlements	$(20,222)	$(23,390)
Derivative forward value losses	(25,976)	(164,903)
Derivative losses	$(46,198)	$(188,293)

The net derivative losses of $46 million in the current quarter were due to a net decrease in the fair value of our interest rate swaps resulting from a modest flattening of the yield curve, as interest rates on the shorter end of the curve rose while medium and longer-term interest rates declined slightly.

The net derivative losses of $188 million in the same prior-year quarter were due to a more significant net decrease in the fair value of our interest rate swaps, largely attributable to a more pronounced flattening of the yield curve during the period.

See “Note 8—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

Results of operations of foreclosed assets consists of the operating results of entities controlled by CFC that hold foreclosed assets, impairment charges related to those entities, gains or losses related to the disposition of the entities and potential subsequent charges related to those assets. On July 1, 2016, we completed the sale of Caribbean Asset Holdings, LLC (“CAH”). As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of August 31, 2017 or May 31, 2017.

We recorded charges related to CAH of $24 thousand and $1 million for the three months ended August 31, 2017 and 2016, respectively. The charges during the current quarter were attributable to legal fees. The same prior-year quarter charges were attributable to the combined impact of adjustments recorded at the closing date of the sale of CAH, post-closing purchase price adjustments and certain legal costs incurred pertaining to CAH.

In connection with the sale of CAH, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. On September 27, 2017, we received a claim notice from the purchaser of CAH asserting potential indemnification claims and seeking funding from the escrow. We are evaluating whether the claims are subject to indemnification and what amounts, if any, would be owing to the purchaser under the purchase agreement.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in our condensed consolidated results of operations for the three months ended August 31, 2017 and 2016.

Table 7: Non-Interest Expense

	Three Months Ended August 31,		Increase/ (Decrease)
(Dollars in thousands)	2017	2016
Non-interest expense:
Salaries and employee benefits	$(11,823)	$(11,424)	$399
Other general and administrative expenses	(9,813)	(9,435)	378
Other non-interest expense	(522)	(443)	79
Total non-interest expense	$(22,158)	$(21,302)	$856

Non-interest expense of $22 million for the current quarter increased by $1 million, or 4%, from the same prior-year period primarily due to increases in salaries and employee benefits and other operating expenses.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents 100% of the results of operations of NCSC and RTFC, as the members of NCSC and RTFC own or control 100% of the interest in their respective companies. The fluctuations in net income (loss) attributable to noncontrolling interests are primarily due to changes in the fair value of NCSC’s derivative instruments recognized in NCSC's earnings.

We recorded net losses attributable to noncontrolling interests of less than $1 million for the three months ended August 31, 2017 and 2016.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $25,481 million as of August 31, 2017 increased by $275 million, or 1%, from May 31, 2017, primarily due to growth in our loan portfolio. Total liabilities of $24,419 million as of August 31, 2017 increased by $312 million, or 1%, from May 31, 2017, primarily due to debt issuances to fund our loan portfolio growth. Total equity decreased by $37 million to $1,062 million as of August 31, 2017. The decrease in total equity was primarily attributable to the CFC Board of Directors authorization in the current quarter to retire patronage capital of $45 million, which was partially offset by our reported net income of $9 million for the current quarter.

Following is a discussion of changes in the major components of our assets and liabilities during the three months ended August 31, 2017. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers, and our market risk exposure in accordance with our risk appetite.

Loan Portfolio

We offer long-term fixed- and variable-rate loans and line of credit variable-rate loans. Under our long-term facilities, borrowers have the option of choosing a fixed or variable interest rate for periods of one to 35 years.

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of August 31, 2017 and May 31, 2017. As indicated in Table 8, long-term fixed-rate loans accounted for 91% of loans to members as of both August 31, 2017 and May 31, 2017.

Table 8: Loans Outstanding by Type and Member Class

	August 31, 2017		May 31, 2017		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:
Long-term loans:
Long-term fixed-rate loans	$22,435,089	91%	$22,136,690	91%	$298,399
Long-term variable-rate loans	856,076	4	847,419	3	8,657
Total long-term loans	23,291,165	95	22,984,109	94	307,056
Line of credit loans	1,339,861	5	1,372,221	6	(32,360)
Total loans outstanding	24,631,026	100	24,356,330	100	274,696
Deferred loan origination costs	11,051	—	10,714	—	337
Loans to members	$24,642,077	100%	$24,367,044	100%	$275,033

Loans by member class:
CFC:
Distribution	$19,069,531	78%	$18,825,366	77%	$244,165
Power supply	4,490,366	18	4,504,791	19	(14,425)
Statewide and associate	59,709	—	57,830	—	1,879
CFC total	23,619,606	96	23,387,987	96	231,619
NCSC	658,911	3	613,924	3	44,987
RTFC	352,509	1	354,419	1	(1,910)
Total loans outstanding	24,631,026	100	24,356,330	100	274,696
Deferred loan origination costs	11,051	—	10,714	—	337
Loans to members	$24,642,077	100%	$24,367,044	100%	$275,033

Loans to members totaled $24,642 million as of August 31, 2017, an increase of $275 million, or 1%, from May 31, 2017. The increase was primarily due an increase in CFC distribution loans of $244 million and an increase in NCSC loans of $45 million, which was partially offset by a decrease in CFC power supply loans of $14 million. The net increase in loans to members was largely attributable to member advances for capital investments and members refinancing with us loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans and Commitments” in our 2017 Form 10-K. See “Debt—Secured Borrowings” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced during the three months ended August 31, 2017 and loans that repriced during fiscal year 2017, and provides information on the percentage of borrowers that selected either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 97% over the last three fiscal years.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Three Months Ended		Fiscal Year Ended
	August 31, 2017		May 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$128,449	86%	$824,415	84%
Long-term variable rate selected	20,660	14	137,835	14
Loans repriced and sold by CFC	—	—	1,401	—
Total loans retained by CFC	149,109	100	963,651	98
Total loans repaid	566	—	23,675	2
Total	$149,675	100%	$987,326	100%
____________________________
(1)Does not include NCSC and RTFC loans.

Debt

We utilize both short-term and long-term borrowings as part of our funding strategy and asset/liability interest rate risk management. We seek to maintain diversified funding sources across products, programs and markets to manage funding concentrations and reduce our liquidity or debt roll-over risk. Our funding sources include a variety of secured and unsecured debt securities in a wide range of maturities to our members and affiliates and in the capital markets.

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of August 31, 2017 and May 31, 2017. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	August 31, 2017	May 31, 2017	Increase/ (Decrease)
Debt product type:
Commercial paper:
Members, at par	$1,049,829	$928,158	$121,671
Dealer, net of discounts	509,850	999,691	(489,841)
Total commercial paper	1,559,679	1,927,849	(368,170)
Select notes to members	729,484	696,889	32,595
Daily liquidity fund notes to members	585,624	527,990	57,634
Medium-term notes:
Members, at par	618,490	612,951	5,539
Dealer, net of discounts	2,760,973	2,364,671	396,302
Total medium-term notes	3,379,463	2,977,622	401,841
Collateral trust bonds	7,638,128	7,634,048	4,080
Guaranteed Underwriter Program notes payable	5,073,356	4,985,484	87,872
Farmer Mac notes payable	2,502,467	2,513,389	(10,922)
Other notes payable	35,278	35,223	55
Subordinated deferrable debt	742,307	742,274	33
Members’ subordinated certificates:
Membership subordinated certificates	630,098	630,098	—
Loan and guarantee subordinated certificates	567,012	567,830	(818)
Member capital securities	221,097	221,097	—
Total members’ subordinated certificates	1,418,207	1,419,025	(818)
Total debt outstanding	$23,663,993	$23,459,793	$204,200

Security type:
Unsecured debt	36%	35%
Secured debt	64	65
Total	100%	100%

Funding source:
Members	19%	18%
Private placement:
Guaranteed Underwriter Program notes payable	21	21
Farmer Mac notes payable	11	11
Other	—	—
Total private placement	32	32
Capital markets	49	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	75%	74%
Variable-rate debt	25	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	89%	87%
Variable-rate debt(2)	11	13
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	13%	14%
Long-term and subordinated debt(4)	87	86
Total	100%	100%

____________________________
(1) Includes variable-rate debt that has been swapped to a fixed rate, net of any fixed-rate debt that has been swapped to a variable rate.
(2) Includes fixed-rate debt that has been swapped to a variable rate, net of any variable-rate debt that has been swapped to a fixed rate. Also includes commercial paper notes, which generally have maturities of less than 90 days. The interest rate on commercial paper notes does not change once the note has been issued; however, the interest rate for new commercial paper issuances changes daily.
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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the current quarter, our debt volume also increased. Total debt outstanding was $23,664 million as of August 31, 2017, an increase of $204 million, or 1%, from May 31, 2017. The increase was primarily attributable to a net increase in dealer medium-term notes of $396 million, a net increase in our member investments of $217 million and a net increase in notes payable under the Guaranteed Underwriter Program of $88 million. These increases were partially offset by a net decrease in dealer commercial paper outstanding of $490 million.

Significant financing-related developments during the three months ended August 31, 2017 are summarized below.

•	On August 17, 2017, we received an advance of $100 million with an effective rate of 2.83% and maturity date of 2037 under the Guaranteed Underwriter Program.

•	On August 30, 2017, we issued $350 million principal amount of 2.30% dealer medium-term notes with a maturity date of 2022.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of August 31, 2017 and May 31, 2017.

Table 11: Member Investments

	August 31, 2017		May 31, 2017		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,049,829	67%	$928,158	48%	$121,671
Select notes	729,484	100	696,889	100	32,595
Daily liquidity fund notes	585,624	100	527,990	100	57,634
Medium-term notes	618,490	18	612,951	20	5,539
Members’ subordinated certificates	1,418,207	100	1,419,025	100	(818)
Total outstanding member debt	$4,401,634		$4,185,013		$216,621

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents the outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 19% and 18% of total debt outstanding as of August 31, 2017 and May 31, 2017, respectively. Over the last three fiscal years, outstanding member investments have averaged $4,219 million on a quarterly basis.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,075 million and accounted for 13% of total debt outstanding as of August 31, 2017, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017.

See Table 28 under “Liquidity Risk” for the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $20,589 million and accounted for 87% of total debt outstanding as of August 31, 2017, compared with $20,117 million, or 86%, of total debt outstanding as of May 31, 2017. As discussed above, the increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth.

Collateral Pledged

We are required to pledge loans or other collateral in borrowing transactions under our collateral trust bond indentures, note purchase agreements with Farmer Mac and bond agreements under the Guaranteed Underwriter Program. We are required to maintain pledged collateral equal to at least 100% of the face amount of outstanding borrowings. However, we typically maintain pledged collateral in excess of the required percentage to ensure that required collateral levels are maintained and to facilitate the timely execution of debt issuances by reducing or eliminating the lead time to pledge additional collateral. Under the provisions of our committed bank revolving line of credit agreements, the excess collateral that we are allowed to pledge cannot exceed 150% of the outstanding borrowings under our collateral trust bond indentures, Farmer Mac note purchase agreements or the Guaranteed Underwriter Program. In certain cases, provided that all conditions of eligibility under the different programs are satisfied, we may withdraw excess pledged collateral or transfer collateral from one borrowing program to another to facilitate a new debt issuance.

Table 12 displays the collateral coverage ratios as of August 31, 2017 and May 31, 2017 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual
Debt Agreement			August 31, 2017	May 31, 2017
Collateral trust bonds 1994 indenture	100%	150%	115%	117%
Collateral trust bonds 2007 indenture	100	150	114	115
Guaranteed Underwriter Program notes payable	100	150	114	117
Farmer Mac notes payable	100	150	116	117
Clean Renewable Energy Bonds Series 2009A	100	150	108	113

Of our total debt outstanding of $23,664 million as of August 31, 2017, $15,227 million, or 64%, was secured by pledged loans totaling $17,723 million. In comparison, of our total debt outstanding of $23,460 million as of May 31, 2017, $15,146 million, or 65%, was secured by pledged loans totaling $17,941 million. Total debt outstanding reported on our condensed consolidated balance sheet is net of unamortized discounts and issuance costs. We are required, however, to pledge loans based on the face amount of our secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2017 and May 31, 2017.

Table 13: Unencumbered Loans

(Dollars in thousands)	August 31, 2017	May 31, 2017
Total loans outstanding(1)	$24,631,026	$24,356,330
Less: Loans required to be pledged for secured debt (2)	(15,512,005)	(15,435,062)
Loans pledged in excess of requirement (2)(3)	(2,211,047)	(2,505,804)
Total pledged loans	(17,723,052)	(17,940,866)
Unencumbered loans	$6,907,974	$6,415,464
Unencumbered loans as a percentage of total loans	28%	26%
____________________________
(1) Reflects unpaid principal balance. Excludes unamortized deferred loan origination costs of $11 million as of both August 31, 2017 and May 31, 2017.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,211 million and $2,506 million as of August 31, 2017 and May 31, 2017, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” Refer to “Note 4—Loans and Commitments—Pledging of Loans” for additional information related to pledged collateral. Also refer to “Note 6—Short-Term Borrowings,” “Note 7—Long-Term Debt,” “Note 8—Subordinated Deferrable Debt” and “Note 9—Members’ Subordinated Certificates” in our 2017 Form 10-K for a more detailed description of each of our debt product types.

Equity

Total equity decreased by $37 million to $1,062 million as of August 31, 2017. The decrease in total equity was primarily attributable to the CFC Board of Directors authorization in the current quarter to retire patronage capital of $45 million, which was partially offset by our reported net income of $9 million for the current quarter.

In July 2017, the CFC Board of Directors authorized the allocation of fiscal year 2017 adjusted net income as follows: $90 million to members in the form of patronage capital; $43 million to members’ capital reserve; and $1 million to the Cooperative Educational Fund. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted non-GAAP net income, which excludes the impact of derivative forward value gains (losses). See “Non-GAAP Financial Measures” for information on adjusted net income.

In July 2017, the CFC Board of Directors authorized, as noted above, the retirement of patronage capital totaling $45 million, which represented 50% of the fiscal year 2017 allocation of patronage capital of $90 million. We returned the $45 million to members in cash in September 2017. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of net earnings, if any. CFC has made annual retirements of allocated net earnings in 37 of the last 38 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2017 Form 10-K for additional information.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. Table 14 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of August 31, 2017 and May 31, 2017.

Table 14: Guarantees Outstanding

(Dollars in thousands)	August 31, 2017	May 31, 2017	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$394,090	$468,145	$(74,055)
Letters of credit	316,983	307,321	9,662
Other guarantees	113,191	114,151	(960)
Total	$824,264	$889,617	$(65,353)

Company:
CFC	$810,809	$874,920	$(64,111)
NCSC	11,881	13,123	(1,242)
RTFC	1,574	1,574	—
Total	$824,264	$889,617	$(65,353)

Of the total notional amount of our outstanding guarantee obligations of $824 million and $890 million as of August 31, 2017 and May 31, 2017, respectively, 63% and 67%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of the borrowers. We recorded a guarantee liability of $14 million and $15 million as of August 31, 2017 and May 31, 2017, respectively, related to the contingent and noncontingent exposures for guarantee and liquidity obligations associated with our members’ debt.

We were the liquidity provider for long-term variable-rate, tax-exempt bonds issued for our member cooperatives totaling $402 million as of August 31, 2017. We also provide a guarantee of payment of principal and interest for $326 million of these long-term variable-rate, tax-exempt bonds, which is included above in Table 14 as a component of the long-term tax-exempt bonds of $394 million as of August 31, 2017. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. Our obligation as liquidity provider is in the form of a letter of credit on $76 million of the tax-exempt bonds, which is discussed below and included in Table 14 as a component of the letters of credit amount of $317 million as of August 31, 2017. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2017.

We had outstanding letters of credit for the benefit of our members totaling $317 million as of August 31, 2017. Of this amount, $241 million was related to obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount, and accrued interest, to us. The remaining $76 million of letters of credit are intended to provide liquidity for pollution control bonds.

In addition to the letters of credit presented in Table 14, we had master letter of credit facilities in place as of August 31, 2017, under which we may be required to issue up to an additional $65 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of August 31, 2017 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 15 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of August 31, 2017.

Table 15: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guaranteed Obligations
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Guarantees	$824,264	$216,503	$79,638	$52,134	$179,495	$31,239	$265,255

We provide additional information about our guarantee obligations in “Note 10—Guarantees.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. Our line of credit commitments include both contracts that are subject to material adverse change clauses and contracts that are not subject to material adverse change clauses, while our long-term loan commitments are typically subject to material adverse change clauses.

Table 16 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of August 31, 2017 and May 31, 2017.

Table 16: Unadvanced Loan Commitments

	August 31, 2017		May 31, 2017		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Line of credit commitments:
Conditional(1)	$5,000,129	39%	$5,170,393	41%	$(170,264)
Unconditional(2)	2,787,848	22	2,602,262	21	185,586
Total line of credit unadvanced commitments	7,787,977	61	7,772,655	62	15,322
Total long-term loan unadvanced commitments(1)	4,973,913	39	4,802,319	34	171,594
Total unadvanced loan commitments	$12,761,890	100%	$12,574,974	100%	$186,916
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities, regardless of whether or not a material adverse change clause exists at the time of advance. We believe this borrowing pattern is likely to continue because electric cooperatives generate a significant amount of cash from the collection of revenue from their customers and therefore generally do not need to draw down on line of credit commitments to supplement operating cash flow. In addition, the majority of the unadvanced line of credit commitments serve as supplemental back-up liquidity to our borrowers. See “MD&A—Off-Balance Sheet Arrangements” in our 2017 Form 10-K for additional information.

Table 17 presents the amount of unadvanced loan commitments, by loan type, as of August 31, 2017 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 17: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Line of credit loans	$7,787,977	$552,577	$4,518,898	$690,939	$930,767	$800,070	$294,726
Long-term loans	4,973,913	400,983	972,366	681,143	707,552	1,904,275	307,594
Total	$12,761,890	$953,560	$5,491,264	$1,372,082	$1,638,319	$2,704,345	$602,320

Based on our historical experience, we expect that the majority of the unadvanced loan commitments will expire without being fully drawn upon. Accordingly, the total unadvanced loan commitment amount of $12,762 million as of August 31, 2017 is not necessarily representative of future cash funding requirements. Unadvanced loan commitments are analyzed and segregated by loan type and risk using our internal risk rating scales. We use these risk classifications, in combination with the probability of commitment usage, and any other pertinent information to estimate a reserve for unadvanced loan commitments, which we record as a liability on our condensed consolidated balance sheets.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,974 million and $9,973 million as of August 31, 2017 and May 31, 2017, respectively, and accounted for 78% and 79% of the combined total of unadvanced line of credit and long-term loan commitments as of August 31, 2017 and May 31, 2017, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,788 million and $2,602 million as of August 31, 2017 and May 31, 2017, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over LIBOR as agreed upon by all of the participating banks based on market conditions at the time of syndication, accounted for 85% of unconditional line of credit commitments as of August 31, 2017. The remaining 15% represented unconditional committed line of credit loans which under any new advance would be made at rates determined by us based on our cost, and we have the option to pass on to the borrower any cost increase related to the advance.

Table 18 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of August 31, 2017.

Table 18: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Committed lines of credit	$2,787,848	$214,406	$543,054	$454,185	$631,840	$698,272	$246,091

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

Effective risk management is critical to our overall operations and in achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our debt instruments. Accordingly, we have a risk management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk appetite, in the context of CFC’s mission and strategic objectives and initiatives. We provide information on our risk management framework in our 2017 Form 10-K under “Item 7. MD&A—Risk Management—Risk Management Framework.”

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

Credit Risk Management

We manage portfolio and borrower credit risk consistent with credit policies established by the CFC Board of Directors and through credit underwriting, approval and monitoring processes and practices adopted by management. Our board-established credit policies include guidelines regarding the types of credit products we offer, limits on credit we extend to individual borrowers, approval authorities delegated to management, and use of syndications and loan sales. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility. We review and update the risk ratings at least annually. Assigned risk ratings inform our credit approval, borrower monitoring and portfolio review processes. Our Corporate Credit Committee approves individual credit actions within its own authority and together with our Credit Risk Management group, establishes standards for credit underwriting, oversees credits deemed to be higher risk, reviews assigned risk ratings for accuracy, and monitors the overall credit quality and performance statistics of our loan portfolio and guarantees.

Loan and Guarantee Portfolio Credit Risk

Below we provide information on the credit risk profile of our loan portfolio and guarantees, including security provisions, loan concentration, credit performance and our allowance for loan losses.

Security Provisions

Except when providing line of credit loans, we generally lend to our members on a senior secured basis. Long-term loans are generally secured on parity with other secured lenders (primarily RUS), if any, by all assets and revenue of the borrower with exceptions typical in utility mortgages. Line of credit loans are generally unsecured. In addition to the collateral pledged to secure our loans, distribution and power supply borrowers also are required to set rates charged to customers to achieve certain specified financial ratios.

Table 19 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of August 31, 2017 and May 31, 2017. Of our total loans outstanding, 92% were secured and 8% were unsecured as of both August 31, 2017 and May 31, 2017.

Table 19: Loan Portfolio Security Profile(1)

	August 31, 2017
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$21,799,542	97%	$635,547	3%	$22,435,089
Long-term variable-rate loans	805,747	94	50,329	6	856,076
Total long-term loans	22,605,289	97	685,876	3	23,291,165
Line of credit loans	57,506	4	1,282,355	96	1,339,861
Total loans outstanding	$22,662,795	92%	$1,968,231	8%	$24,631,026

Company:
CFC	$21,816,718	92%	$1,802,888	8%	$23,619,606
NCSC	502,872	76	156,039	24	658,911
RTFC	343,205	97	9,304	3	352,509
Total loans outstanding	$22,662,795	92%	$1,968,231	8%	$24,631,026

	May 31, 2017
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$21,503,871	97%	$632,819	3%	$22,136,690
Long-term variable-rate loans	795,326	94	52,093	6	847,419
Total long-term loans	22,299,197	97	684,912	3	22,984,109
Line of credit loans	54,258	4	1,317,963	96	1,372,221
Total loans outstanding	$22,353,455	92	$2,002,875	8	$24,356,330

Company:
CFC	$21,591,723	92%	$1,796,264	8%	$23,387,987
NCSC	424,636	69	189,288	31	613,924
RTFC	337,096	95	17,323	5	354,419
Total loans outstanding	$22,353,455	92	$2,002,875	8	$24,356,330
____________________________
(1) Excludes deferred loan origination costs of $11 million as of both August 31, 2017 and May 31, 2017.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $802 million as of August 31, 2017, compared with $843 million as of May 31, 2017. No loans have been put to Farmer Mac for purchase pursuant to this agreement. In addition, RUS guaranteed long-term loans totaling $166 million and $167 million as of August 31, 2017 and May 31, 2017, respectively.

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal purpose is to provide funding to America’s rural electric utility cooperatives to assist them in acquiring, constructing and operating electric distribution, transmission and related facilities. We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both August 31, 2017 and May 31, 2017. Our consolidated membership totaled 1,461 members and 219 associates as of August 31, 2017. As such, we have a loan portfolio with single-industry and single-obligor concentration risk. Outstanding loans to electric utility organizations represented approximately 99% of the total outstanding loan portfolio as of August 31, 2017, unchanged from May 31, 2017. The remaining outstanding loans in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry.

Single-Obligor Concentration

Table 20 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of August 31, 2017 and May 31, 2017. The 20 largest borrowers consisted of 10 distribution systems, 9 power supply systems and 1 NCSC associate member as of both August 31, 2017 and May 31, 2017. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both August 31, 2017 and May 31, 2017.

Table 20: Credit Exposure to 20 Largest Borrowers

	August 31, 2017		May 31, 2017		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,839,011	23%	$5,749,885	23%	$89,126
Guarantees	289,768	1	354,619	1	(64,851)
Total exposure to 20 largest borrowers	6,128,779	24%	6,104,504	24%	24,275
Less: Loans covered under Farmer Mac standby purchase commitment	(371,110)	(1)	(351,699)	(1)	(19,411)
Net exposure to 20 largest borrowers	$5,757,669	23%	$5,752,805	23%	$4,864

By company:
CFC	$5,877,127	23%	$5,899,709	23%	$(22,582)
NCSC	251,652	1	204,795	1	46,857
Total exposure to 20 largest borrowers	6,128,779	24%	6,104,504	24%	24,275
Less: Loans covered under Farmer Mac standby purchase commitment	(371,110)	(1)	(351,699)	(1)	(19,411)
Net exposure to 20 largest borrowers	$5,757,669	23%	$5,752,805	23%	$4,864

Credit Performance

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign numeric internal risk ratings based on quantitative and qualitative assessments. Our ratings are intended to align with the federal banking regulatory credit risk rating classification definitions of pass, special mention, substandard and doubtful. The special mention, substandard, and doubtful categories are intended to comply with the definition of criticized loans by the banking regulatory authorities. Internal risk ratings and payment status trends are indicators, among others, of the level of credit risk in our loan portfolio.

The overall credit risk of our loan portfolio remained low, as evidenced by our strong asset quality metrics, including senior secured positions on most of our loans and low levels of criticized exposure, nonaccrual loans and charge-offs. As displayed in Table 19 above, 92% of our total outstanding loans were secured as of both August 31, 2017 and May 31, 2017. As displayed in “Note 4—Loans and Commitments,” 0.5% of the loans in our portfolio were classified as criticized as of both August 31, 2017 and May 31, 2017. Below we provide information on certain additional credit quality indicators, including modified loans that are considered to be troubled debt restructurings (“TDRs”), nonperforming loans and net charge-offs.

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

Table 21 presents the carrying value of loans modified as TDRs in prior periods as of August 31, 2017 and May 31, 2017. These loans were considered individually impaired as of the end of each period presented.

Table 21: TDR Loans

	August 31, 2017		May 31, 2017
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$6,507	0.03%	$6,581	0.02%
RTFC	6,466	0.02	6,592	0.03
Total TDR loans	$12,973	0.05%	$13,173	0.05%

Performance status of TDR loans:
Performing TDR loans	$12,973	0.05%	$13,173	0.05%

As indicated in Table 21, we did not have any TDR loans classified as nonperforming as of August 31, 2017 or May 31, 2017. TDR loans classified as performing as of August 31, 2017 and May 31, 2017 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of August 31, 2017 or May 31, 2017. In addition, we did not have any past due loans as of either August 31, 2017 or May 31, 2017.

We provide additional information on the credit quality of our loan portfolio in “Note 4—Loans and Commitments.”

Net Charge-Offs

Table 22 presents charge-offs, net of recoveries, and the net charge-off rate for the three months ended August 31, 2017 and 2016.

Table 22: Net Charge-Offs (Recoveries)

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Charge-offs:
RTFC	$—	$2,119
Recoveries:
CFC	—	(53)
Net charge-offs	$—	$2,066

Average total loans outstanding	$24,580,730	$23,416,393

Net charge-off rate(1)	—%	0.04%
____________________________
(1)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.

As displayed in Table 22, we experienced no charge-offs during the current quarter. Charge-offs totaled $2 million during the same prior-year period, all of which related to telecommunications loans in the RTFC portfolio. Our average annual net charge-off rate has been less than 0.01% over the last three fiscal years.

Allowance for Loan Losses

The allowance for loan losses is determined based upon evaluation of the loan portfolio, past loss experience, specific problem loans, economic conditions and other pertinent factors that, in management’s judgment, could affect the risk of loss in the loan portfolio. We review and adjust the allowance quarterly to cover estimated probable losses inherent in our loan portfolio as of each balance sheet date.

Table 23 summarizes changes in the allowance for loan losses for the three months ended August 31, 2017 and 2016, and provides a comparison of the allowance by company as of August 31, 2017 and May 31, 2017.

Table 23: Allowance for Loan Losses

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Beginning balance	$37,376	$33,258
Provision (benefit) for loan losses	(298)	1,928
Net charge-offs	—	(2,066)
Ending balance	$37,078	$33,120

	August 31, 2017	May 31, 2017
Allowance for loan losses by company:
CFC	$29,521	$29,499
NCSC	2,736	2,910
RTFC	4,821	4,967
Total	$37,078	$37,376

Allowance coverage ratios:
Total loans outstanding	$24,631,026	$24,356,330
Percentage of total loans outstanding	0.15%	0.15%

The allowance for loan losses of $37 million as of August 31, 2017 decreased slightly from fiscal year end May 31, 2017, while the allowance coverage ratio remained unchanged at 0.15%. The slight decrease in the allowance was primarily attributable to a decline in the specific reserve for loans individually evaluated for impairment. Loans designated as individually impaired loans totaled $13 million as of both August 31, 2017 and May 31, 2017, and the specific allowance related to these loans totaled $1 million and $2 million, respectively.

We discuss our methodology for determining the allowance for loan losses above in “MD&A—Critical Accounting Policies and Estimates” and in “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K.

See “Results of Operations—Provision for Loan Losses” and “Note 4—Loans and Commitments” of this Report for additional information on the credit quality of our loan portfolio and our allowance for loan losses.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our committed bank revolving line of credit agreements, monitoring the overall credit worthiness of each counterparty, using counterparty specific credit risk limits, executing master netting arrangements and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from A1 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of August 31, 2017. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 22% and 23% of the total outstanding notional amount of derivatives as of August 31, 2017 and May 31, 2017, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2017. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2017. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2017, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+ to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$59,165	$(13,792)	$—	$(13,792)
Falls below Baa1/BBB+	7,315,942	(225,976)	—	(225,976)
Falls to or below Baa2/BBB (2)	457,136	(1,432)	—	(1,432)
Falls below Baa3/BBB-	266,833	(22,718)	—	(22,718)
Total	$8,099,076	$(263,918)	$—	$(263,918)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $263 million as of August 31, 2017. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of August 31, 2017. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

See “Item 1A. Risk Factors” in our 2017 Form 10-K for additional information about credit risk related to our business.

LIQUIDITY RISK

We consider liquidity to be the ability to access funding or convert assets to cash quickly and efficiently, or to rollover or issue new debt, both under normal operating conditions and under periods of market stress, at a reasonable cost to ensure that we can meet borrower loan requests and other short-term cash obligations.

Liquidity Risk Management

Our liquidity risk management framework is designed to meet our liquidity objectives of providing a reliable source of funding to members, meet maturing debt and other obligations, issue new debt and fund our operations on a cost-effective basis under normal operating conditions as well as under CFC-specific and/or market stress conditions. We engage in various activities to manage liquidity risk and achieve our liquidity objectives. Our Asset Liability Committee establishes guidelines that are intended to ensure that we maintain sufficient, diversified sources of liquidity to cover potential funding requirements as well as unanticipated contingencies. Our Treasury group develops strategies to manage our targeted liquidity position, projects our funding needs under various scenarios, including adverse circumstances, and monitors our liquidity position on an ongoing basis.

Liquidity Reserve

As part of our strategy in meeting our liquidity objectives, we seek to maintain access to liquidity in the form of both on-balance sheet and off-balance sheet funding sources that are readily accessible for immediate liquidity needs. Table 26 below presents the components of our liquidity reserve and a comparison of the amounts available as of August 31, 2017 and May 31, 2017.

Table 26: Liquidity Reserve

	August 31, 2017			May 31, 2017
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents and time deposits	$396	$—	$396	$393	$—	$393
Committed bank revolving line of credit agreements—unsecured(1)	3,165	1	3,164	3,165	1	3,164
Guaranteed Underwriter Program committed facilities—secured(2)	5,798	5,173	625	5,798	5,073	725
Farmer Mac revolving note purchase agreement, dated March 24, 2011—secured(3)	4,500	2,502	1,998	4,500	2,513	1,987
Farmer Mac revolving note purchase agreement, dated July 31, 2015—secured	300	—	300	300	—	300
Total	$14,159	$7,676	$6,483	$14,156	$7,587	$6,569
____________________________
(1)The accessed amount of $1 million relates to a letter of credit issued pursuant to the line of credit agreement.
(2) The committed facilities under the Guaranteed Underwriting Program are not revolving.
(3) Availability subject to market conditions.

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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $3,165 million of commitments under committed bank revolving line of credit agreements as of both August 31, 2017 and May 31, 2017. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 27 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of August 31, 2017. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of August 31, 2017.

Table 27: Committed Bank Revolving Line of Credit Agreements

	August 31, 2017
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

Our committed bank revolving line of credit agreements do not contain a material adverse change clause or rating triggers that would limit the banks’ obligations to provide funding under the terms of the agreements; however, we must be in compliance with the covenants to draw on the facilities. We have been and expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements. As such, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over. See “Debt Covenants and Financial Ratios” below for additional information, including the specific financial ratio requirements under our committed bank revolving line of credit agreements.

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

We borrowed $100 million with a 20 year final maturity under the Guaranteed Underwriter Program during the three months ended August 31, 2017. As part of this program, we had committed loan facilities from the Federal Financing Bank of up to $625 million available as of August 31, 2017. Of this amount, $250 million is available for advance through January 15, 2019 and $375 million is available for advance through October 15, 2019. On August 14, 2017, we received a commitment from RUS for the guarantee of a $750 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. The amount available for access under the Guaranteed Underwriter Program, based on the amounts accessed by CFC as of August 31, 2017, will increase to $1,375 million upon closing of the facility.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 26, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $4,800 million from Farmer Mac. Under the terms of the first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow, subject to market conditions, up to $4,500 million at any time through January 11, 2020, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $2,502 million and $2,513 million as of August 31, 2017 and May 31, 2017, respectively, under the Farmer Mac revolving note purchase agreement of $4,500 million. The available borrowing amount totaled $1,998 million as of August 31, 2017.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no outstanding notes payable under this agreement as of August 31, 2017 and May 31, 2017. We currently do not expect to renew this agreement.

Pursuant to both Farmer Mac revolving note purchase agreements, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans and Commitments” for additional information on pledged collateral.

Short-Term Borrowings

We rely on short-term borrowings, which we refer to as our short-term funding portfolio, as a source to meet our daily, near-term funding needs. Our short-term funding portfolio consists of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, bank-bid notes and medium-term notes offered to members and dealers. Table 28 displays the composition of our short-term borrowings as of August 31, 2017 and May 31, 2017.

Table 28: Short-Term Borrowings

	August 31, 2017		May 31, 2017
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper sold through dealers, net of discounts	$509,850	2%	$999,691	4%
Commercial paper sold directly to members, at par	1,049,829	5	928,158	4
Total commercial paper	1,559,679	7	1,927,849	8
Select notes	729,484	3	696,889	3
Daily liquidity fund notes	585,624	2	527,990	2
Medium-term notes sold to members	199,873	1	190,172	1
Total short-term borrowings	$3,074,660	13%	$3,342,900	14%

Our short-term borrowings totaled $3,075 million and accounted for 13% of total debt outstanding as of August 31, 2017, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017. Of the total outstanding commercial paper, $510 million and $1,000 million was issued to dealers as of August 31, 2017 and May 31, 2017, respectively. We intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future.

Long-Term and Subordinated Debt

Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and manage our refinancing and interest rate risk, due in part to the multi-year contractual maturity structure of long-term debt. In addition to access to private debt facilities, we also issue debt in the public capital markets. Under the SEC rules, we are classified as a “well-known seasoned issuer.” See “MD&A—Liquidity Risk” of our 2017 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,589 million and accounted for 87% of total debt outstanding as of August 31, 2017, compared with $20,117 million, or 86%, of total debt outstanding as of May 31, 2017. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth. Table 29 summarizes long-term and subordinated debt issuances and principal maturities and amortizations, including repurchases and redemptions, during the three months ended August 31, 2017.

Table 29: Issuances and Maturities of Long-Term and Subordinated Debt(1)

	Three Months Ended August 31, 2017
(Dollars in thousands)	Issuances	Maturities	Increase/Decrease
Long-term and subordinated debt activity:(1)
Guaranteed Underwriter Program notes payable	$100,000	$12,136	$87,864
Farmer Mac notes payable	—	10,921	(10,921)
Medium-term notes sold to members	80,322	84,484	(4,162)
Medium-term notes sold to dealers	402,592	4,159	398,433
Members’ subordinated certificates	1,627	2,446	(819)
Total	$584,541	$114,146	$470,395
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.

Table 30 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of August 31, 2017.

Table 30: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2018	$1,150,393	6%
May 31, 2019	2,653,209	13
May 31, 2020	1,409,926	7
May 31, 2021	1,320,960	6
May 31, 2022	1,573,942	8
Thereafter	12,479,755	60
Total	$20,588,185	100%
____________________________
(1)Excludes $1 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $289 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 31 displays our credit ratings as of August 31, 2017, which were unchanged as of the date of the filing of this Report.

Table 31: Credit Ratings

August 31, 2017
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

Table 32 below displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending February 28, 2019. Our projected liquidity position, reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of August 31, 2017, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 32: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity			Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Loan Repayments(2)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(3)	Long-Term Loan Advances	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(4)

2Q FY 2018	$90	$311	$401	$176	$426	$602	$149
3Q FY 2018	840	302	1,142	815	489	1,304	84
4Q FY 2018	590	327	917	333	265	598	(374)
1Q FY 2019	90	317	407	130	314	444	42
2Q FY 2019	1,590	305	1,895	1,495	414	1,909	77
3Q FY 2019	840	283	1,123	693	400	1,093	(68)
Total	$4,040	$1,845	$5,885	$3,642	$2,308	$5,950	$(90)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending February 28, 2019.
(2) Anticipated loan repayments include scheduled loan amortizations, repricings and sales.
(3) Long-term debt maturities also includes medium-term notes with an original maturity of one year or less.
(4) Includes net increase or decrease to dealer commercial paper, and purchases and maturity of investments.

As displayed in Table 32, we currently project long-term advances of $1,494 million over the next 12 months, which we anticipate will exceed anticipated loan repayments by approximately $237 million. We currently project long-term loan advances of $2,308 million over the next six quarters, which we expect will exceed anticipated loan repayments over the same period of $1,845 million by $463 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Debt Covenants and Financial Ratios

We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2017. As discussed above in “Summary of Selected Financial Data,” the financial covenants set forth in our committed bank revolving line of credit agreements and senior debt indentures are based on adjusted financial measures. These adjusted measures consist of adjusted TIER and adjusted senior debt-to-total equity ratio. We provide a reconciliation of these measurements to the most comparable GAAP measures and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Covenants—Committed Bank Revolving Line of Credit Agreements

Table 33 presents the required and actual financial ratios under our committed bank revolving line of credit agreements as of August 31, 2017 and May 31, 2017. We were required to meet the minimum adjusted TIER ratio of 1.05 in fiscal year 2017 in order to retire patronage capital to our members.

Table 33: Financial Covenant Ratios Under Committed Bank Revolving Line of Credit Agreements(1)

		Actual
	Requirement	August 31, 2017	May 31, 2017

Minimum average adjusted TIER over the six most recent fiscal quarters	1.025	1.17	1.18

Minimum adjusted TIER for the most recent fiscal year	1.05	1.16	1.16

Maximum ratio of adjusted senior debt-to-total equity	10.00	5.77	5.67

____________________________
(1)Adjusted TIER is calculated based on adjusted net income (loss) plus adjusted interest expense for the period, divided by adjusted interest expense for the period. In addition to the adjustments made to the leverage ratio set forth under “Non-GAAP Financial Measures,” adjusted senior debt excludes guarantees to member systems that have certain investment-grade credit ratings from Moody’s and S&P.

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

•
to secure other indebtedness of CFC of up to $10,000 million plus an amount equal to the incremental increase in CFC’s allocated Guaranteed Underwriter Program obligations, provided that the aggregate amount of such indebtedness may not exceed $12,500 million. The amount of our secured indebtedness under this provision for all of our committed bank revolving line of credit agreements was $7,589 million as of August 31, 2017.

Covenants—Debt Indentures

Table 34 presents the required and actual financial ratios as defined under our 1994 collateral trust bonds indenture and our medium-term notes indentures in the U.S. markets as of August 31, 2017 and May 31, 2017.

Table 34 : Financial Ratios Under Debt Indentures

		Actual
	Requirement	August 31, 2017	May 31, 2017
Maximum ratio of adjusted senior debt to total equity (1)	20.00	7.11	6.95
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

Debt Ratio Analysis

We provide the calculations for our primary debt ratios, which include the adjusted leverage and adjusted debt-to-equity ratios, and a reconciliation to the most comparable GAAP measures (the leverage and debt-to-equity ratios) below in “Non-GAAP Financial Measures.” We explain the basis for the adjustments made to derive the adjusted ratios in our 2017 Form 10-K under “MD&A—Non-GAAP Financial Measures.”

Leverage Ratio

The leverage ratio was 23.78-to-1 as of August 31, 2017, compared with 22.75-to-1 as of May 31, 2017. The increase in the leverage ratio was due to an increase in total liabilities of $312 million, attributable to the increase in debt to fund our loan portfolio growth and the decrease in total equity of $37 million, due to the CFC Board of Directors authorization in the current quarter to retire patronage capital, which were partially offset by a decrease in total guarantees of $65 million.

The leverage ratio under the financial covenants of our committed bank revolving line of credit agreements is adjusted to exclude certain items, which are detailed in Table 38. The adjusted leverage ratio was 6.28-to-1 as of August 31, 2017, compared with 6.19-to-1 as of May 31, 2017. The increase in the adjusted leverage ratio was due to an increase in adjusted liabilities of $297 million, attributable to the increase in debt to fund our loan portfolio growth, and the decrease in adjusted equity of $12 million due in part to the CFC Board of Directors authorization in the current quarter to retire patronage capital, which were partially offset by the decrease in total guarantees of $65 million.

Debt-to-Equity Ratio

The debt-to-equity ratio was 23.00-to-1 as of August 31, 2017, compared with 21.94-to-1 as of May 31, 2017. The increase in the debt-to-equity ratio was attributable to the increase in total liabilities of $312 million and the decrease in total equity of $37 million due to the CFC Board of Directors authorization in the current quarter to retire patronage capital.

The adjusted debt-to-equity ratio was 6.05-to-1 as of August 31, 2017, compared with 5.95-to-1 as of May 31, 2017. The increase in the adjusted debt-to-equity ratio was attributable to the increase in adjusted liabilities of $297 million and the decrease in adjusted equity of $12 million due in part to the CFC Board of Directors authorization in the current quarter to retire patronage capital.

MARKET RISK

Interest rate risk represents our primary market risk. Interest rate risk is the risk arising from movements in interest rates that may result in differences between the timing of contractual maturities, re-pricing characteristics and prepayments on our assets and their related liabilities.

Interest Rate Risk Management

Our interest rate risk exposure is primarily related to the funding of the fixed-rate loan portfolio. Our Asset Liability Committee provides oversight over maintaining our interest rate position within a prescribed policy range using approved strategies. The Asset Liability Committee reviews a complete interest rate risk analysis, reviews proposed modifications, if any, to our interest rate risk management strategy and considers adopting strategy changes. Our Asset Liability Committee monitors interest rate risk and meets quarterly to review and discuss information such as national economic forecasts, federal funds and interest rate forecasts, interest rate gap analysis, our liquidity position, loan and debt maturities, short-term and long-term funding needs, anticipated loan demands, credit concentration risk, derivative counterparty exposure and financial forecasts. The Asset Liability Committee also discusses the composition of fixed-rate versus variable-rate lending, new funding opportunities, changes to the nature and mix of assets and liabilities for structural mismatches, and interest rate swap transactions.

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

Table 35 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of August 31, 2017. We exclude variable-rate loans from our interest rate gap analysis as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 9% of our total loan portfolio as of both August 31, 2017 and May 31, 2017. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 35: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/18	Two Years 6/1/18 to 5/31/20	Two Years 6/1/20 to 5/31/22	Five Years 6/1/22 to 5/31/27	10 Years 6/1/27 to 5/31/37	6/1/37 and Thereafter	Total
Asset amortization and repricing	$1,618	$3,352	$2,756	$5,395	$6,470	$2,844	$22,435
Liabilities and members’ equity:
Long-term debt	$2,202	$3,554	$2,243	$5,331	$4,204	$1,284	$18,818
Subordinated certificates	16	37	71	993	171	665	1,953
Members’ equity (1)	—	24	25	110	305	848	1,312
Total liabilities and members’ equity(2)	$2,218	$3,615	$2,339	$6,434	$4,680	$2,797	$22,083
Gap (3)	$(600)	$(263)	$417	$(1,039)	$1,790	$47	$352

Cumulative gap	(600)	(863)	(446)	(1,485)	305	352
Cumulative gap as a % of total assets	(2.35)%	(3.39)%	(1.75)%	(5.83)%	1.20%	1.38%
Cumulative gap as a % of adjusted total assets(4)	(2.36)	(3.39)	(1.75)	(5.84)	1.20	1.38
____________________________
(1)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes noncash adjustments from the accounting for derivative financial instruments.
(2) Debt is presented based on call date.
(3)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity.
(4)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

The difference, or interest rate gap, of $352 million between the fixed-rate loans scheduled for amortization or repricing of $22,435 million and the fixed-rate liabilities and equity funding the loans of $22,083 million presented in Table 35 reflects the amount of fixed-rate assets that are funded with short-term and variable-rate debt as of August 31, 2017. The gap of $352 million represented 1.38% of both total assets and adjusted total assets (total assets excluding derivative assets) as of August 31, 2017. As discussed above, we manage this gap within a prescribed range because funding long-term, fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

NON-GAAP FINANCIAL MEASURES

In addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. We provide a discussion of each of these non-GAAP measures in our 2017 Form 10-K under “Item 7. MD&A—Non-GAAP Measures.” Below we provide a reconciliation of our adjusted measures to the most comparable GAAP measures in this section. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on these adjusted metrics and management uses these metrics to compare operating results across financial reporting periods, for internal budgeting and forecasting purposes, for compensation decisions and for short- and long-term strategic planning decisions.

Statements of Operations Non-GAAP Adjustments and Calculation of Adjusted TIER

Table 36 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures three months ended August 31, 2017 and 2016. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 36: Adjusted Financial Measures — Income Statement

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Interest expense	$(192,731)	$(181,080)
Include: Derivative cash settlements	(20,222)	(23,390)
Adjusted interest expense	$(212,953)	$(204,470)

Net interest income	$73,184	$75,755
Include: Derivative cash settlements	(20,222)	(23,390)
Adjusted net interest income	$52,962	$52,365

Net income (loss)	$9,015	$(132,261)
Exclude: Derivative forward value losses	(25,976)	(164,903)
Adjusted net income	$34,991	$32,642

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER Calculation

Table 37 presents our TIER and adjusted TIER for the three months ended August 31, 2017 and 2016.

Table 37: TIER and Adjusted TIER

	Three Months Ended August 31,
	2017	2016
TIER (1)	1.05	0.27

Adjusted TIER (2)	1.16	1.16
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Adjustments to the Calculation of Leverage and Debt-to-Equity Ratios

Table 38 provides a reconciliation between the liabilities and equity used to calculate the leverage and debt-to-equity ratios and the adjusted leverage and adjusted debt-to-equity ratios as of August 31, 2017 and May 31, 2017. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted leverage and adjusted-debt-to-equity ratios pursuant to the financial covenants under our committed bank revolving line of credit agreements.

Table 38: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	August 31, 2017	May 31, 2017
Total liabilities	$24,418,946	$24,106,887
Exclude:
Derivative liabilities	402,423	385,337
Debt used to fund loans guaranteed by RUS	165,793	167,395
Subordinated deferrable debt	742,307	742,274
Subordinated certificates	1,418,207	1,419,025
Adjusted total liabilities	$21,690,216	$21,392,856

Total equity	$1,061,580	$1,098,805
Include:
Subordinated deferrable debt	742,307	742,274
Subordinated certificates	1,418,207	1,419,025
Total subordinated debt and certificates	2,160,514	2,161,299
Exclude:
Prior year-end cumulative derivative forward value losses	(340,976)	(520,357)
Current year derivative forward value gains (losses)	(25,976)	179,381
Total cumulative derivative forward value losses	(366,952)	(340,976)
Accumulated other comprehensive income (1)	3,509	3,702
Adjusted total equity	$3,585,537	$3,597,378

Guarantees (2)	$824,264	$889,617
____________________________
(1) Represents the AOCI related to derivatives. See “Note 9—Equity” for a breakout of our AOCI components.
(2) Guarantees are used in the calculation of leverage and adjusted leverage ratios below.

Table 39 displays the calculations of our leverage and debt-to-equity ratios and our adjusted leverage and debt-to-equity ratios as of August 31, 2017 and May 31, 2017.

Table 39: Leverage and Debt-to-Equity Ratios

	August 31, 2017	May 31, 2017
Leverage ratio (1)	23.78	22.75
Adjusted leverage ratio (2)	6.28	6.19
Debt-to-equity ratio (3)	23.00	21.94
Adjusted debt-to-equity ratio (4)	6.05	5.95
____________________________
(1) Calculated based on total liabilities and guarantees as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities and guarantees as of the end of the period divided by adjusted total equity as of the end of the period. See Table 38 above for the adjustments to reconcile total liabilities and guarantees and total equity to adjusted total liabilities and guarantees and adjusted total equity.
(3) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(4) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Interest income	$265,915	$256,835
Interest expense	(192,731)	(181,080)
Net interest income	73,184	75,755
Benefit (provision) for loan losses	298	(1,928)
Net interest income after benefit (provision) for loan losses	73,482	73,827
Non-interest income:
Fee and other income	3,945	4,530
Derivative losses	(46,198)	(188,293)
Results of operations of foreclosed assets	(24)	(1,112)
Total non-interest income	(42,277)	(184,875)
Non-interest expense:
Salaries and employee benefits	(11,823)	(11,424)
Other general and administrative expenses	(9,813)	(9,435)
Other non-interest expense	(522)	(443)
Total non-interest expense	(22,158)	(21,302)
Income (loss) before income taxes	9,047	(132,350)
Income tax (expense) benefit	(32)	89
Net income (loss)	9,015	(132,261)
Less: Net loss attributable to noncontrolling interests	118	690
Net income (loss) attributable to CFC	$9,133	$(131,571)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Net income (loss )	$9,015	$(132,261)
Other comprehensive income (loss):
Unrealized losses on available-for-sale investment securities	(1,151)	(11)
Reclassification of losses on foreclosed assets to net income	—	9,823
Reclassification of derivative gains to net income	(192)	(197)
Defined benefit plan adjustments	127	44
Other comprehensive income (loss)	(1,216)	9,659
Total comprehensive income (loss)	7,799	(122,602)
Less: Total comprehensive loss attributable to noncontrolling interests	118	690
Total comprehensive income (loss) attributable to CFC	$7,917	$(121,912)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2017	May 31, 2017
Assets:
Cash and cash equivalents	$269,971	$166,615
Restricted cash	22,690	21,806
Time deposits	126,000	226,000
Investment securities available for sale, at fair value	91,404	92,554
Loans to members	24,642,077	24,367,044
Less: Allowance for loan losses	(37,078)	(37,376)
Loans to members, net	24,604,999	24,329,668
Accrued interest receivable	111,915	111,493
Other receivables	43,252	45,469
Fixed assets, net	124,023	122,260
Derivative assets	40,466	49,481
Other assets	45,806	40,346
Total assets	$25,480,526	$25,205,692

Liabilities:
Accrued interest payable	$195,472	$137,476
Debt outstanding:
Short-term borrowings	3,074,660	3,342,900
Long-term debt	18,428,819	17,955,594
Subordinated deferrable debt	742,307	742,274
Members’ subordinated certificates:
Membership subordinated certificates	630,098	630,098
Loan and guarantee subordinated certificates	567,012	567,830
Member capital securities	221,097	221,097
Total members’ subordinated certificates	1,418,207	1,419,025
Total debt outstanding	23,663,993	23,459,793
Patronage capital retirement payable	39,807	—
Deferred income	70,686	73,972
Derivative liabilities	402,423	385,337
Other liabilities	46,565	50,309
Total liabilities	24,418,946	24,106,887

Commitments and contingencies

Equity:
CFC equity:
Retained equity	1,020,335	1,056,778
Accumulated other comprehensive income	11,959	13,175
Total CFC equity	1,032,294	1,069,953
Noncontrolling interests	29,286	28,852
Total equity	1,061,580	1,098,805
Total liabilities and equity	$25,480,526	$25,205,692

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	—	—	—	9,133	9,133	—	9,133	(118)	9,015
Other comprehensive loss	—	—	—	—	—	(1,216)	(1,216)	—	(1,216)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(356)	—	—	—	(356)	—	(356)	552	196
Balance as of August 31, 2017	$2,544	$716,481	$630,305	$(328,995)	$1,020,335	$11,959	$1,032,294	$29,286	$1,061,580

Balance as of May 31, 2016	$2,772	$713,853	$587,219	$(513,610)	$790,234	$1,058	$791,292	$26,086	$817,378
Net loss	—	—	—	(131,571)	(131,571)	—	(131,571)	(690)	(132,261)
Other comprehensive income	—	—	—	—	—	9,659	9,659	—	9,659
Patronage capital retirement	—	(42,129)	—	—	(42,129)	—	(42,129)	—	(42,129)
Other	(410)	—	—	—	(410)	—	(410)	619	209
Balance as of August 31, 2016	$2,362	$671,724	$587,219	$(645,181)	$616,124	$10,717	$626,841	$26,015	$652,856

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$9,015	$(132,261)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(3,229)	(2,991)
Amortization of debt issuance costs and deferred charges	2,478	2,271
Amortization of discount on long-term debt	2,473	2,308
Amortization of issuance costs for bank revolving bank line of credit	1,317	1,342
Depreciation and amortization of fixed assets	1,862	1,723
Provision (benefit) for loan losses	(298)	1,928
Results of operations of foreclosed assets	—	1,112
Derivative forward value losses	25,976	164,903
Changes in operating assets and liabilities:
Accrued interest receivable	(422)	3,487
Accrued interest payable	57,996	61,932
Deferred income	(57)	218
Other	(9,156)	(5,323)
Net cash provided by operating activities	87,955	100,649

Cash flows from investing activities:
Advances on loans	(2,183,609)	(2,209,301)
Principal collections on loans	1,908,913	1,864,009
Net investment in fixed assets	(3,410)	(4,883)
Net cash proceeds from sale of foreclosed assets	—	46,259
Proceeds from foreclosed assets	—	4,036
Net proceeds from time deposits	100,000	—
Change in restricted cash	(884)	(16,691)
Net cash used in investing activities	(178,990)	(316,571)

Cash flows from financing activities:
Proceeds from (repayments of) of short-term borrowings, net	(301,261)	256,572
Proceeds from short-term borrowings with original maturity greater than 90 days	273,436	195,576
Repayments of short term-debt with original maturity greater than 90 days	(240,415)	(239,585)
Proceeds from issuance of long-term debt, net of issuance costs	580,008	283,330
Payments for retirement of long-term debt	(111,700)	(193,113)
Payments for issuance costs for subordinated deferrable debt	—	(68)
Proceeds from issuance of members’ subordinated certificates	1,627	1,236
Payments for retirement of members’ subordinated certificates	(2,445)	(1,915)
Payments for retirement of patronage capital	(4,859)	—
Net cash provided by financing activities	194,391	302,033
Net increase in cash and cash equivalents	103,356	86,111
Beginning cash and cash equivalents	166,615	204,540
Ending cash and cash equivalents	$269,971	$290,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,785	$113,226
Cash paid for income taxes	25	199

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 (“2017 Form 10-K”). We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. While management makes its best judgment, actual amounts or results could differ from these estimates. Our most significant estimates and assumptions involve determining the allowance for loan losses and the fair value of financial assets and liabilities. The results of operations in the interim financial statements is not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year ending May 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs“) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of August 31, 2017 or May 31, 2017. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs which are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, which totaled $23 million and $22 million as of August 31, 2017 and May 31, 2017, respectively, consisted primarily of funds held in escrow. On July 1, 2016, CFC completed the sale of Caribbean Asset Holdings, LLC (“CAH”), an entity that held foreclosed assets, to ATN VI Holdings, LLC. In connection with the sale, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. On September 27, 2017, we received a claim notice from the purchaser asserting potential indemnification claims and seeking funding from the escrow. We are evaluating whether the claims are subject to indemnification and what amounts, if any, would be owing to the purchaser under the purchase agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Income

The following table presents interest income, by interest-earning asset category, for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$249,364	$244,128
Long-term variable-rate loans	5,863	4,527
Line of credit loans	8,707	5,966
TDR loans(2)	226	218
Other income, net(3)	(232)	(284)
Total loans	263,928	254,555
Investments	1,987	2,280
Total interest income	$265,915	$256,835
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructuring (“TDR”) loans.
(3)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $71 million and $74 million as of August 31, 2017 and May 31, 2017, respectively, consists primarily of deferred loan conversion fees totaling $65 million and $68 million, respectively.

Interest Expense

The following table presents interest expense, by debt product type, for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Interest expense by debt product type:(1)(2)
Short-term borrowings	$10,539	$4,882
Medium-term notes	25,116	23,585
Collateral trust bonds	85,277	85,049
Long-term notes payable	47,482	43,129
Subordinated deferrable debt	9,416	9,426
Subordinated certificates	14,901	15,009
Total interest expense	$192,731	$181,080
____________________________
(1) Includes amortization of debt discounts and debt issuance costs, which are generally deferred and recognized as interest expense using the effective interest method. Issuance costs related to dealer commercial paper, however, are recognized as interest expense immediately as incurred.
(2) Includes fees related to funding arrangements, such as up-front fees paid to banks participating in our committed bank revolving line of credit agreements. Depending on the nature of the fee, amounts may be deferred and recognized as interest expense ratably over the term of the arrangement or recognized immediately as incurred.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued But Not Yet Adopted Accounting Standards

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and reduce complexity in fair value hedges of interest rate risk. It also changes how companies assess effectiveness and amends the presentation and disclosure requirements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally the entire change in the fair value of a hedging instrument will be required to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2019. We do not expect that the adoption of the new standard will have an impact on our consolidated financial statements, as we currently do not apply hedge accounting to our derivatives.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the accounting for credit losses on certain financial assets to an expected loss model from the incurred loss model currently in use. The new guidance will likely result in earlier recognition of credit losses based on measuring the expected credit losses over the estimated life of financial assets held at each reporting date. The expected loss model will be the basis for determining the allowance for credit losses for loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. In addition, the new guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require the recognition of credit losses through a valuation allowance, which allows for the reversal of credit impairments in future periods. The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This update is effective for us beginning June 1, 2020. Upon adoption, we will be required to record a cumulative-effect adjustment to retained earnings. The impact on our consolidated financial statements from the adoption of this new guidance will depend on the composition and risk profile of our loan portfolio as of the date of adoption. We do not expect to early adopt this guidance.

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The ASU requires investments in equity securities that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes in the fair value recognized through net income, unless one of two available exceptions apply. For financial liabilities where the fair value option has been elected, the portion of the total change in fair value caused by changes in the company’s own credit risk is required to be presented separately in OCI. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for us beginning June

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1, 2018. Upon adoption, we will be required to reclassify the gain (loss) related to our equity investment securities classified as available-for-sale from accumulated other comprehensive income (“AOCI”) to retained earnings as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. We had a gain of $11 million recorded in AOCI for our available-for-sale equity investments as of August 31, 2017. The impact on our consolidated financial statements at adoption will depend on the net unrealized gains (losses) recorded in AOCI for these equity investments as of the date of adoption.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The new guidance is effective for us beginning June 1, 2018. Because the scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, securities, and derivatives, which account for the substantial majority of our revenues, we do not expect that the adoption of the guidance will have a material impact, if any, on our consolidated financial statements.

NOTE 2—VARIABLE INTEREST ENTITIES

NCSC and RTFC meet the definition of a VIE because they do not have sufficient equity investment at risk to finance their activities without financial support. CFC is the primary source of funding for NCSC and the sole source of funding for RTFC. Under the terms of management agreements, CFC manages the business operations of NCSC and RTFC. CFC also unconditionally guarantees full indemnification for any loan losses of NCSC and RTFC pursuant to guarantee agreements with each company. CFC earns management and guarantee fees from its agreements with NCSC and RTFC.

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE’s included in CFC’s condensed consolidated financial statements, after applying intercompany eliminations, as of August 31, 2017 and May 31, 2017.

(Dollars in thousands)	August 31, 2017	May 31, 2017
Total loans outstanding	$1,011,420	$968,343
Other assets	11,194	10,157
Total assets	$1,022,614	$978,500

Long-term debt	$10,000	$10,000
Other liabilities	38,308	36,899
Total liabilities	$48,308	$46,899

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of August 31, 2017 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	August 31, 2017	May 31, 2017
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	975,978	931,686
CFC third-party guarantees	13,455	14,697
Other credit enhancements(2)	20,828	20,963
Total credit enhancements	34,283	35,660
Total outstanding commitments	1,010,261	967,346
CFC available credit commitments	$4,489,739	$4,532,654
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Represents outstanding notes payable and derivative instruments guaranteed by CFC. Guarantees of NCSC debt and derivative instruments are not presented in the amount in “Note 10—Guarantees” as the debt and derivatives are reported on the condensed consolidated balance sheets.

CFC loans to NCSC and RTFC are secured by all assets and revenues of NCSC and RTFC. CFC’s maximum potential exposure for the credit enhancements totaled $37 million. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 3—INVESTMENT SECURITIES

Our investment securities consist of holdings of Federal Agricultural Mortgage Corporation (“Farmer Mac”) preferred and common stock. The following tables present the amortized cost, gross unrealized gains and losses and fair value of our investment securities, all of which were classified as available for sale, as of August 31, 2017 and May 31, 2017.

	August 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$1,320	$—	$31,320
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	2,250	—	27,250
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	2,300	—	27,300
Farmer Mac—Class A Common Stock	538	4,996	—	5,534
Total investment securities, available-for-sale	$80,538	$10,866	$—	$91,404

	May 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$1,585	$—	$31,585
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,940	—	26,940
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	4,150	—	29,150
Farmer Mac—Class A Common Stock	538	4,341	—	4,879
Total investment securities, available-for-sale	$80,538	$12,016	$—	$92,554

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We did not have any investment securities in an unrealized loss position as of August 31, 2017 or May 31, 2017. For additional information regarding the unrealized gains (losses) recorded on our available-for-sale investment securities, see “Note 9—Equity—Accumulated Other Comprehensive Income.”

NOTE 4—LOANS AND COMMITMENTS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents loans outstanding, by loan type and by member class, as of August 31, 2017 and May 31, 2017.

	August 31, 2017		May 31, 2017
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$22,435,089	$—	$22,136,690	$—
Variable rate	856,076	4,973,913	847,419	4,802,319
Total long-term loans	23,291,165	4,973,913	22,984,109	4,802,319
Line of credit loans	1,339,861	7,787,977	1,372,221	7,772,655
Total loans outstanding	24,631,026	12,761,890	24,356,330	12,574,974
Deferred loan origination costs	11,051	—	10,714	—
Loans to members	$24,642,077	$12,761,890	$24,367,044	$12,574,974

Member class:
CFC:
Distribution	$19,069,531	$8,304,328	$18,825,366	$8,295,146
Power supply	4,490,366	3,433,598	4,504,791	3,276,113
Statewide and associate	59,709	126,454	57,830	144,406
Total CFC	23,619,606	11,864,380	23,387,987	11,715,665
NCSC	658,911	609,563	613,924	584,944
RTFC	352,509	287,947	354,419	274,365
Total loans outstanding	24,631,026	12,761,890	24,356,330	12,574,974
Deferred loan origination costs	11,051	—	10,714	—
Loans to members	$24,642,077	$12,761,890	$24,367,044	$12,574,974
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of August 31, 2017 and the related maturities by fiscal year and thereafter by loan type:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Line of credit loans	$7,787,977	$552,577	$4,518,898	$690,939	$930,767	$800,070	$294,726
Long-term loans	4,973,913	400,983	972,366	681,143	707,552	1,904,275	307,594
Total	$12,761,890	$953,560	$5,491,264	$1,372,082	$1,638,319	$2,704,345	$602,320

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

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,974 million and $9,973 million as of August 31, 2017 and May 31, 2017, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,788 million and $2,602 million as of August 31, 2017 and May 31, 2017, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of August 31, 2017.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Committed lines of credit	$2,787,848	$214,406	$543,054	$454,185	$631,840	$698,272	$246,091

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We sold CFC loans with outstanding balances totaling $70 million and $20 million, at par for cash, during the three months ended August 31, 2017 and 2016, respectively. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt.

The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable to the Federal Financing Bank and guaranteed by RUS under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of August 31, 2017 and May 31, 2017. See “Note 5—Short-Term Borrowings” and “Note 6—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	August 31, 2017	May 31, 2017
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,619,147	$8,740,572
RUS-guaranteed loans qualifying as permitted investments	144,978	146,373
Total pledged collateral	$8,764,125	$8,886,945
Collateral trust bonds outstanding	7,697,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$258,334	$263,007
Collateral trust bonds outstanding	225,000	225,000

Farmer Mac:
Distribution and power supply system mortgage notes	$2,909,260	$2,942,456
Notes payable outstanding	2,502,467	2,513,389

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$14,219	$14,943
Cash	760	481
Total pledged collateral	$14,979	$15,424
Notes payable outstanding	13,214	13,214

Federal Financing Bank:
Distribution and power supply system mortgage notes	$5,777,114	$5,833,515
Notes payable outstanding	5,073,613	4,985,748

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. We seek to provide a balance between meeting the credit needs of our members, while also ensuring the sound credit quality of our loan portfolio. Payment status and internal risk ratings are key indicators, among others, of the level of credit risk in our loan portfolio.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $802 million and $843 million as of August 31, 2017 and May 31, 2017,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of August 31, 2017. Also, we had long-term loans totaling $166 million and $167 million as of August 31, 2017 and May 31, 2017, respectively, that were guaranteed by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of August 31, 2017 and May 31, 2017. As indicated in the table, we did not have any past due loans as of either August 31, 2017 or May 31, 2017.

	August 31, 2017
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,069,531	$—	$—	$—	$19,069,531	$—
Power supply	4,490,366	—	—	—	4,490,366	—
Statewide and associate	59,709	—	—	—	59,709	—
CFC total	23,619,606	—	—	—	23,619,606	—
NCSC	658,911	—	—	—	658,911	—
RTFC	352,509	—	—	—	352,509	—
Total loans outstanding	$24,631,026	$—	$—	$—	$24,631,026	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2017
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$18,825,366	$—	$—	$—	$18,825,366	$—
Power supply	4,504,791	—	—	—	4,504,791	—
Statewide and associate	57,830	—	—	—	57,830	—
CFC total	23,387,987	—	—	—	23,387,987	—
NCSC	613,924	—	—	—	613,924	—
RTFC	354,419	—	—	—	354,419	—
Total loans outstanding	$24,356,330	$—	$—	$—	$24,356,330	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructured (“TDR”) Loans

We did not have any loans modified as TDRs during the three months ended August 31, 2017. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of August 31, 2017 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2017			May 31, 2017
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,507	0.03%	$—	$6,581	0.02%	$—
RTFC	6,466	0.02	—	6,592	0.03	—
Total performing TDR loans	12,973	0.05	—	13,173	0.05	—
Total TDR loans	$12,973	0.05%	$—	$13,173	0.05%	$—

We did not have any TDR loans classified as nonperforming as of August 31, 2017 or May 31, 2017. TDR loans classified as performing as of August 31, 2017 and May 31, 2017 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had a line of credit facility, restricted for fuel purchases only, totaling $6 million as of both August 31, 2017 and May 31, 2017. The outstanding amount under this facility totaled approximately $0.4 million and $0.5 million as of August 31, 2017 and May 31, 2017, respectively, and was classified as performing as of each respective date.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We did not have any loans classified as nonperforming as of August 31, 2017 or May 31, 2017.

We had no foregone interest income for loans on nonaccrual status during the three months ended August 31, 2017. We had foregone interest income for loans on nonaccrual status totaling $31 thousand during the three months ended August 31, 2016.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of August 31, 2017 and May 31, 2017.

	August 31, 2017		May 31, 2017
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,507	$—	$6,581	$—

With a specific allowance recorded:
RTFC	6,466	1,360	6,592	1,640
Total impaired loans	$12,973	$1,360	$13,173	$1,640

The following table represents the average recorded investment in individually impaired loans and the interest income recognized, by company, for the three months ended August 31, 2017 and 2016.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,
	2017	2016	2017	2016
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,574	$6,671	$144	$130
RTFC	6,548	9,346	82	88
Total impaired loans	$13,122	$16,017	$226	$218

Internal Risk Ratings of Loans

We evaluate the credit quality of our loans using an internal risk rating system that employs similar criteria for all member classes. Our internal risk rating system is based on a determination of a borrower’s risk of default utilizing both quantitative and qualitative measurements. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk rating downgrades or upgrades may occur as a result of significant developments or trends. Our risk ratings fall into the following four categories based on the criteria identified below.

•	Pass: Borrowers that are not experiencing difficulty and/or not showing a potential or well-defined credit weakness.

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
Loans to borrowers in the pass, special mention, and substandard categories are generally included in the collective loan portfolio for purposes of determining the allowance for loan losses. Loans to borrowers in the doubtful category are considered to be individually impaired and therefore reflected in the impaired loan portfolio. The special mention, substandard, and doubtful categories are intended to comply with the definition of criticized loans by the banking regulatory authorities.

The following tables present total loans outstanding, by member class and risk rating category, based on available data as of August 31, 2017 and May 31, 2017.

	August 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$18,961,354	$108,177	$—	$—	$19,069,531
Power supply	4,490,366	—	—	—	4,490,366
Statewide and associate	58,506	1,203	—	—	59,709
CFC total	23,510,226	109,380	—	—	23,619,606
NCSC	657,722	1,189	—	—	658,911
RTFC	346,043	—	6,466	—	352,509
Total loans outstanding	$24,513,991	$110,569	$6,466	$—	$24,631,026

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$18,715,810	$109,556	$—	$—	$18,825,366
Power supply	4,504,791	—	—	—	4,504,791
Statewide and associate	56,654	1,176	—	—	57,830
CFC total	23,277,255	110,732	—	—	23,387,987
NCSC	612,592	1,332	—	—	613,924
RTFC	346,944	—	7,475	—	354,419
Total loans outstanding	$24,236,791	$112,064	$7,475	$—	$24,356,330

Allowance for Loan Losses

We maintain an allowance for loan losses at a level estimated by management to provide for probable losses inherent in the loan portfolio as of each balance sheet date. The tables below summarize changes, by company, in the allowance for loan losses as of and for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Provision (benefit) for loan losses	22	(174)	(146)	(298)
Balance as of August 31, 2017	$29,521	$2,736	$4,821	$37,078

	Three Months Ended August 31, 2016
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2016	$24,559	$3,134	$5,565	$33,258
Provision for loan losses	450	147	1,331	1,928
Charge-offs	—	—	(2,119)	(2,119)
Recoveries	53	—	—	53
Balance as of August 31, 2016	$25,062	$3,281	$4,777	$33,120

Our allowance for loan losses consists of a collective allowance for loans collectively evaluated for impairment and a specific allowance for loans individually evaluated for impairment. The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of August 31, 2017 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance by company:
Collectively evaluated loans	$29,521	$2,736	$3,461	$35,718
Individually evaluated loans	—	—	1,360	1,360
Total ending balance of the allowance	$29,521	$2,736	$4,821	$37,078

Recorded investment in loans:
Collectively evaluated loans	$23,613,099	$658,911	$346,043	$24,618,053
Individually evaluated loans	6,507	—	6,466	12,973
Total recorded investment in loans	$23,619,606	$658,911	$352,509	$24,631,026

Loans to members, net (1)	$23,590,085	$656,175	$347,688	$24,593,948

	May 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance by company:
Collectively evaluated loans	$29,499	$2,910	$3,327	$35,736
Individually evaluated loans	—	—	1,640	1,640
Total ending balance of the allowance	$29,499	$2,910	$4,967	$37,376

Recorded investment in loans:
Collectively evaluated loans	$23,381,406	$613,924	$347,827	$24,343,157
Individually evaluated loans	6,581	—	6,592	13,173
Total recorded investment in loans	$23,387,987	$613,924	$354,419	$24,356,330

Loans to members, net(1)	$23,358,488	$611,014	$349,452	$24,318,954
____________________________
(1) Excludes unamortized deferred loan origination costs $11 million as of both August 31, 2017 and May 31, 2017.

NOTE 5—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,075 million and accounted for 13% of total debt outstanding as of August 31, 2017, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017.

Committed Bank Revolving Line of Credit Agreements

We had $3,165 million of commitments under committed bank revolving line of credit agreements as of both August 31, 2017 and May 31, 2017. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of August 31, 2017 and May 31, 2017.

	August 31, 2017			May 31, 2017
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$1,533	$—	$1,533	$1,533	$—	$1,533	November 19, 2019	7.5 bps
5-year agreement	1,632	1	1,631	1,632	1	1,631	November 19, 2021	10 bps
Total	$3,165	$1	$3,164	$3,165	$1	$3,164
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and there were no borrowings outstanding under these agreements as of August 31, 2017 and May 31, 2017.

NOTE 6—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of August 31, 2017 and May 31, 2017.

(Dollars in thousands)	August 31, 2017	May 31, 2017
Unsecured long-term debt:
Medium-term notes sold through dealers	$2,785,389	$2,386,956
Medium-term notes sold to members	418,617	422,779
Subtotal medium-term notes	3,204,006	2,809,735
Unamortized discount	(379)	(382)
Debt issuance costs	(24,037)	(21,903)
Total unsecured medium-term notes	3,179,590	2,787,450
Unsecured notes payable	22,799	22,799
Unamortized discount	(352)	(379)
Debt issuance costs	(86)	(94)
Total unsecured notes payable	22,361	22,326
Total unsecured long-term debt	3,201,951	2,809,776
Secured long-term debt:
Collateral trust bonds	7,922,711	7,922,711
Unamortized discount	(255,916)	(258,329)
Debt issuance costs	(28,667)	(30,334)
Total collateral trust bonds	7,638,128	7,634,048
Guaranteed Underwriter Program notes payable	5,073,613	4,985,748
Debt issuance costs	(257)	(264)
Total Guaranteed Underwriter Program notes payable	5,073,356	4,985,484
Farmer Mac notes payable	2,502,467	2,513,389
Other secured notes payable	13,214	13,214
Debt issuance costs	(297)	(317)
Total other secured notes payable	12,917	12,897
Total secured notes payable	7,588,740	7,511,770
Total secured long-term debt	15,226,868	15,145,818
Total long-term debt	$18,428,819	$17,955,594
Secured Notes Payable

We had outstanding secured notes payable totaling $5,073 million and $4,985 million as of August 31, 2017 and May 31, 2017, respectively, under bond purchase agreements with Federal Financing Bank and a bond guarantee agreement with

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RUS issued under the Guaranteed Underwriter Program, which provides guarantees to Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. We had up to $625 million available under the Guaranteed Underwriter Program as of August 31, 2017. We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under this program.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $4,800 million from Farmer Mac. Under the terms of the first revolving note purchase agreement with Farmer Mac dated March 24, 2011, as amended, we can borrow, subject to market conditions, up to $4,500 million at any time through January 11, 2020, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $2,502 million and $2,513 million as of August 31, 2017 and May 31, 2017, respectively.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no notes payable outstanding under this revolving note purchase agreement with Farmer Mac as of August 31, 2017 and May 31, 2017.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of August 31, 2017 and May 31, 2017.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of August 31, 2017 and May 31, 2017.

	August 31, 2017	May 31, 2017
(Dollars in thousands)	Amount	Amount
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,693)	(7,726)
Total subordinated deferrable debt	$742,307	$742,274

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of August 31, 2017 and May 31, 2017. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2017			May 31, 2017
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,090,088	2.84%	1.31%	$6,807,013	2.85%	1.16%
Receive-fixed swaps	3,849,000	1.89	2.63	3,699,000	1.72	2.64
Total interest rate swaps	10,939,088	2.50	1.77	10,506,013	2.46	1.68
Forward pay-fixed swaps	136,929			285,383
Total	$11,076,017			$10,791,396

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of August 31, 2017 and May 31, 2017.

	August 31, 2017		May 31, 2017
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$40,466	$3,577,988	$49,481	$3,754,120
Derivative liabilities	(402,423)	7,498,029	(385,337)	7,037,276
Total	$(361,957)	$11,076,017	$(335,856)	$10,791,396

All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of August 31, 2017 and May 31, 2017, and provides information on the impact of netting provisions and collateral pledged.

	August 31, 2017
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$40,466	$—	$40,466	$40,466	$—	$—
Derivative liabilities:
Interest rate swaps	402,423	—	402,423	40,466	—	361,957

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31,
(Dollars in thousands)	2017	2016
Derivative cash settlements	$(20,222)	$(23,390)
Derivative forward value losses	(25,976)	(164,903)
Derivative losses	$(46,198)	$(188,293)

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2017. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2017. The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2017 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+ to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$59,165	$(13,792)	$—	$(13,792)
Falls below Baa1/BBB+	7,315,942	(225,976)	—	(225,976)
Falls to or below Baa2/BBB (2)	457,136	(1,432)	—	(1,432)
Falls below Baa3/BBB-	266,833	(22,718)	—	(22,718)
Total	$8,099,076	$(263,918)	$—	$(263,918)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 22% and 23% of the total outstanding notional amount of derivatives as of August 31, 2017 and May 31, 2017, respectively. The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $263 million as of August 31, 2017.

NOTE 9—EQUITY

Total equity decreased by $37 million to $1,062 million as of August 31, 2017. The decrease was primarily attributable to the CFC Board of Directors authorization in the current quarter to retire patronage capital of $45 million, which was partially offset by our reported net income of $9 million for the three months ended August 31, 2017. The following table presents the components of equity as of August 31, 2017 and May 31, 2017.

(Dollars in thousands)	August 31, 2017	May 31, 2017
Membership fees	$971	$971
Educational fund	1,573	1,929
Total membership fees and educational fund	2,544	2,900
Patronage capital allocated	716,481	761,701
Members’ capital reserve	630,305	630,305
Unallocated net loss:
Prior year-end cumulative derivative forward value losses(1)	(332,525)	(507,904)
Current year derivative forward value gains (losses)(1)	(26,111)	175,379
Current year-end cumulative derivative forward value losses(1)	(358,636)	(332,525)
Other unallocated net income (loss)	29,641	(5,603)
Unallocated net loss	(328,995)	(338,128)
CFC retained equity	1,020,335	1,056,778
Accumulated other comprehensive income	11,959	13,175
Total CFC equity	1,032,294	1,069,953
Noncontrolling interests	29,286	28,852
Total equity	$1,061,580	$1,098,805

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

____________________________
(1) Represents derivative forward value gains (losses) for CFC only, which excludes derivative forward value gains (losses) attributable to NCSC, because total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities NCSC and RTFC. See “Note 12—Business Segments” for the statements of operations for CFC.

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

Accumulated Other Comprehensive Income

The following tables summarize, by component, the activity in AOCI as of and for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31, 2017
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,702	$—	$(2,543)	$13,175
Unrealized gains	(1,151)	—	—	—	(1,151)
Losses reclassified into earnings	—	—	—	127	127
Gains reclassified into earnings	—	(192)	—	—	(192)
Other comprehensive income	(1,151)	(192)	—	127	(1,216)
Ending balance	$10,865	$3,510	$—	$(2,416)	$11,959

	Three Months Ended August 31, 2016
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$7,402	$4,487	$(9,823)	$(1,008)	$1,058
Unrealized gains	(11)	—	—	—	(11)
Losses reclassified into earnings	—	—	9,823	44	9,867
Gains reclassified into earnings	—	(197)	—	—	(197)
Other comprehensive income	(11)	(197)	9,823	44	9,659
Ending balance	$7,391	$4,290	$—	$(964)	$10,717

We expect to reclassify approximately $0.5 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of August 31, 2017 and May 31, 2017.

(Dollars in thousands)	August 31, 2017	May 31, 2017
Total by type:
Long-term tax-exempt bonds(1)	$394,090	$468,145
Letters of credit	316,983	307,321
Other guarantees	113,191	114,151
Total	$824,264	$889,617

Total by member class:
CFC:
Distribution	$130,684	$126,188
Power supply	675,124	743,678
Statewide and associate	5,001	5,054
CFC total	810,809	874,920
NCSC	11,881	13,123
RTFC	1,574	1,574
Total	$824,264	$889,617
____________________________
(1)Amounts in the table represent the outstanding principal amount of the long-term fixed-rate and variable-rate guaranteed bonds.

Of the long-term tax-exempt bonds totaling $394 million and $468 million as of August 31, 2017 and May 31, 2017, respectively, $326 million and $400 million, respectively, are adjustable or floating-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we could be required to pay related to the remaining adjustable and floating-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default. This would limit our exposure to future interest payments on these bonds. Generally our maximum potential exposure is secured by mortgage liens on the systems’ assets and future revenue. If a system’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the system’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $68 million as of August 31, 2017 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $68 million and related interest through maturity, totaled $98 million as of August 31, 2017. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

The amounts shown in the table above for letters of credit represent our maximum potential exposure, of which $123 million was secured as of August 31, 2017. Letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of both August 31, 2017 and May 31, 2017. Security provisions include a mortgage lien on substantially all of the system’s assets, future revenue and the system’s investment in our commercial paper. The maturities for letters of credit extend through calendar year 2027.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2017, we may be required to issue up to an additional $65 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2017. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $114 million, all of which were unsecured as of August 31, 2017. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $307 million and $297 million and represented 37% and 33% of total guarantees as of August 31, 2017 and May 31, 2017, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $402 million of variable-rate tax-exempt bonds as of August 31, 2017, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. During the three months ended August 31, 2017, we were not required to perform as liquidity provider pursuant to these obligations.

Guarantee Liability

As of August 31, 2017 and May 31, 2017, we recorded a guarantee liability of $14 million and $15 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both August 31, 2017 and May 31, 2017, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $13 million and $14 million as of August 31, 2017 and May 31, 2017, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

NOTE 11—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 14—Fair Value Measurement” to the Consolidated Financial Statements in our 2017 Form 10-K. The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of August 31, 2017 and May 31, 2017. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2017		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$269,971	$269,971	$269,971	$—	$—
Restricted cash	22,690	22,690	22,690	—	—
Time deposits	126,000	126,000	—	126,000	—
Investment securities, available for sale	91,404	91,404	91,404	—	—
Deferred compensation investments	4,912	4,912	4,912	—	—
Loans to members, net	24,604,999	24,518,326	—	—	24,518,326
Accrued interest receivable	111,915	111,915	—	111,915	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	40,466	40,466	—	40,466	—

Liabilities:
Short-term borrowings	$3,074,660	$3,074,549	$1,095,624	$1,978,925	$—
Long-term debt	18,428,819	19,263,452	—	11,632,285	7,631,167
Accrued interest payable	195,472	195,472	—	195,472	—
Guarantee liability	14,121	14,642	—	—	14,642
Derivative liabilities	402,423	402,423	—	402,423	—
Subordinated deferrable debt	742,307	801,900	—	801,900	—
Members’ subordinated certificates	1,418,207	1,418,230	—	—	1,418,230

	May 31, 2017		Fair Value Measurements Using
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$166,615	$166,615	$166,615	$—	$—
Restricted cash	21,806	21,806	21,806	—	—
Time deposits	226,000	226,000	—	226,000	—
Investment securities, available for sale	92,554	92,554	92,554	—	—
Deferred compensation investments	4,693	4,693	4,693	—	—
Loans to members, net	24,329,668	24,182,724	—	—	24,182,724
Accrued interest receivable	111,493	111,493	—	111,493	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	49,481	49,481	—	49,481	—

Liabilities:
Short-term borrowings	$3,342,900	$3,342,990	$1,527,990	$1,815,000	$—
Long-term debt	17,955,594	18,744,331	—	11,215,290	7,529,041
Accrued interest payable	137,476	137,476	—	137,476	—
Guarantee liability	15,241	16,204	—	—	16,204
Derivative liabilities	385,337	385,337	—	385,337	—
Subordinated deferrable debt	742,274	788,079	—	788,079	—
Members’ subordinated certificates	1,419,025	1,419,048	—	—	1,419,048

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the three months ended August 31, 2017 and 2016.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of August 31, 2017 and May 31, 2017, and the classification of the valuation technique within the fair value hierarchy.

	August 31, 2017			May 31, 2017
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities available for sale	$91,404	$—	$91,404	$92,554	$—	$92,554
Deferred compensation investments	4,912	—	4,912	4,693	—	4,693
Derivative assets	—	40,466	40,466	—	49,481	49,481
Derivative liabilities	—	402,423	402,423	—	385,337	385,337

Nonrecurring Fair Value

The following table presents the carrying value and fair value of assets reported in our condensed consolidated financial statements at fair value on a nonrecurring basis as of August 31, 2017 and May 31, 2017, and unrealized losses for the three months ended August 31, 2017 and 2016.

	Level 3 Fair Value		Unrealized Losses Three Months Ended August 31,
(Dollars in thousands)	August 31, 2017	May 31, 2017	2017	2016
Impaired loans, net of specific reserves	$—	$—	$—	$(116)

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Because of the limited amount of impaired loans as of August 31, 2017 and May 31, 2017, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NOTE 12—BUSINESS SEGMENTS

The following tables display segment results for the three months ended August 31, 2017 and 2016, and assets attributable to each segment as of August 31, 2017 and August 31, 2016.

	Three Months Ended August 31, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$263,411	$10,949	$(8,445)	$265,915
Interest expense	(192,505)	(8,671)	8,445	(192,731)
Net interest income	70,906	2,278	—	73,184
Benefit for loan losses	298	—	—	298
Net interest income after benefit for loan losses	71,204	2,278	—	73,482
Non-interest income:
Fee and other income	3,888	400	(343)	3,945
Derivative losses:
Derivative cash settlements	(19,564)	(658)	—	(20,222)
Derivative forward value gains (losses)	(26,111)	135	—	(25,976)
Derivative losses	(45,675)	(523)	—	(46,198)
Results of operations of foreclosed assets	(24)	—	—	(24)
Total non-interest income	(41,811)	(123)	(343)	(42,277)
Non-interest expense:
General and administrative expenses	(19,738)	(1,898)	—	(21,636)
Other non-interest expense	(522)	(343)	343	(522)
Total non-interest expense	(20,260)	(2,241)	343	(22,158)
Income (loss) before income taxes	9,133	(86)	—	9,047
Income tax expense	—	(32)	—	(32)
Net income (loss)	$9,133	$(118)	$—	$9,015

	August 31, 2017
	CFC	Other	Elimination	Consolidated Total
Assets:
Loans to members	$24,606,635	$1,011,420	$(975,978)	$24,642,077
Less: Allowance for loan losses	(37,078)	—	—	(37,078)
Loans to members, net	24,569,557	1,011,420	(975,978)	24,604,999
Other assets	864,334	107,146	(95,953)	875,527
Total assets	$25,433,891	$1,118,566	$(1,071,931)	$25,480,526

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2016
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$254,017	$11,222	$(8,404)	$256,835
Interest expense	(180,832)	(8,676)	8,428	(181,080)
Net interest income	73,185	2,546	24	75,755
Provision for loan losses	(1,928)	—	—	(1,928)
Net interest income after provision for loan losses	71,257	2,546	24	73,827
Non-interest income:
Fee and other income	4,328	897	(695)	4,530
Derivative losses:
Derivative cash settlements	(22,610)	(780)	—	(23,390)
Derivative forward value losses	(164,212)	(691)	—	(164,903)
Derivative losses	(186,822)	(1,471)	—	(188,293)
Results of operations of foreclosed assets	(1,112)	—	—	(1,112)
Total non-interest income	(183,606)	(574)	(695)	(184,875)
Non-interest expense:
General and administrative expenses	(18,779)	(2,080)	—	(20,859)
Other non-interest expense	(443)	(671)	671	(443)
Total non-interest expense	(19,222)	(2,751)	671	(21,302)
Loss before income taxes	(131,571)	(779)	—	(132,350)
Income tax benefit	—	89	—	89
Net loss	$(131,571)	$(690)	$—	$(132,261)

	August 31, 2016
	CFC	Other	Elimination	Consolidated Total
Assets:
Loans to members	$23,529,310	$1,077,238	$(1,040,323)	$23,566,225
Less: Allowance for loan losses	(33,120)	—	—	(33,120)
Loans to members, net	23,496,190	1,077,238	(1,040,323)	23,533,105
Other assets	1,130,356	114,968	(100,814)	1,144,510
Total assets	$24,626,546	$1,192,206	$(1,141,137)	$24,677,615

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to “Part I— Item 1A. Risk Factors” in our 2017 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under “Part I— Item 1A. Risk Factors” in our 2017 Form 10-K.

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

Date: October 10, 2017

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)