Form 10-Q
period 2018-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2018-04-11
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
OR

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer☒ Smaller reporting company☐ Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

i

INDEX OF MD&A TABLES

Table	Description	Page
—	MD&A Tables:
1	Summary of Selected Financial Data	2
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	11
4	Non-Interest Income	13
5	Derivative Average Notional Amounts and Average Interest Rates	13
6	Derivative Gains (Losses)	15
7	Non-Interest Expense	16
8	Loans Outstanding by Type and Member Class	17
9	Historical Retention Rate and Repricing Selection	18
10	Total Debt Outstanding	19
11	Member Investments	20
12	Collateral Pledged	21
13	Unencumbered Loans	22
14	Guarantees Outstanding	23
15	Maturities of Guarantee Obligations	24
16	Unadvanced Loan Commitments	24
17	Notional Maturities of Unadvanced Loan Commitments	25
18	Maturities of Notional Amount of Unconditional Committed Lines of Credit	26
19	Loan Portfolio Security Profile	27
20	Credit Exposure to 20 Largest Borrowers	29
21	TDR Loans	30
22	Net Charge-Offs (Recoveries)	30
23	Allowance for Loan Losses	31
24	Rating Triggers for Derivatives	32
25	Liquidity Reserve	33
26	Committed Bank Revolving Line of Credit Agreements	34
27	Short-Term Borrowings	36
28	Issuances and Maturities of Long-Term and Subordinated Debt	37
29	Principal Maturity of Long-Term and Subordinated Debt	37
30	Projected Sources and Uses of Liquidity	38
31	Credit Ratings	39
32	Interest Rate Gap Analysis	41
33	Adjusted Financial Measures — Income Statement	42
34	TIER and Adjusted TIER	42
35	Adjusted Financial Measures — Balance Sheet	43
36	Debt-to-Equity Ratio	43

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC did not have any entities that held foreclosed assets as of February 28, 2018 or May 31, 2017. See “Item 1. Business—Overview” of our 2017 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the drivers of changes from period to period and the key measures used by management to evaluate performance, such as net interest income, net interest yield, loan growth, debt-to-equity ratio, growth and credit quality metrics. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2017 Form 10-K and additional information contained in our 2017 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors,” as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and nine months ended February 28, 2018 and 2017, and as of February 28, 2018 and May 31, 2017. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income. We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Statement of operations
Interest income	$271,468	$259,920	4%	$803,206	$773,911	4%
Interest expense	(198,071)	(186,740)	6	(585,972)	(551,474)	6
Net interest income	73,397	73,180	—	217,234	222,437	(2)
Fee and other income	3,935	5,810	(32)	13,422	15,437	(13)
Total net revenue	77,332	78,990	(2)	230,656	237,874	(3)
Provision for loan losses	(1,105)	(2,065)	(46)	(503)	(4,731)	(89)
Derivative gains(1)	168,048	42,455	296	247,443	194,822	27
Results of operations of foreclosed assets	—	(29)	**	(34)	(1,690)	(98)
Operating expenses(2)	(22,212)	(20,710)	7	(65,762)	(62,201)	6
Other non-interest expense	(402)	(294)	37	(1,542)	(1,254)	23
Income before income taxes	221,661	98,347	125	410,258	362,820	13
Income tax expense	(632)	(385)	64	(1,491)	(1,815)	(18)
Net income	$221,029	$97,962	126	$408,767	$361,005	13

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018	2017	Change	2018	2017	Change
Adjusted operational financial measures
Adjusted interest expense(3)	$(216,995)	$(206,094)	5%	$(644,753)	$(615,805)	5%
Adjusted net interest income(3)	54,473	53,826	1	158,453	158,106	—
Adjusted net income(3)	34,057	36,153	(6)	102,543	101,852	1

Selected ratios
Fixed-charge coverage ratio/TIER (4)	2.12	1.52	60 bps	1.70	1.65	5 bps
Adjusted TIER(3)	1.16	1.18	(2)	1.16	1.17	(1)
Net interest yield(5)	1.16%	1.19%	(3)	1.15%	1.22%	(7)
Adjusted net interest yield(3)(6)	0.86	0.87	(1)	0.84	0.86	(2)
Net charge-off rate(7)	—	—	—	—	0.01	(1)

				February 28, 2018	May 31, 2017	Change
Balance sheet
Cash and cash equivalents				$250,697	$166,615	50%
Investment securities				337,900	92,554	265
Loans to members(8)				25,342,922	24,367,044	4
Allowance for loan losses				(37,879)	(37,376)	1
Loans to members, net				25,305,043	24,329,668	4
Total assets				26,476,407	25,205,692	5
Short-term borrowings				3,493,736	3,342,900	5
Long-term debt				18,813,136	17,955,594	5
Subordinated deferrable debt				742,375	742,274	—
Members’ subordinated certificates				1,379,693	1,419,025	(3)
Total debt outstanding				24,428,940	23,459,793	4
Total liabilities				25,017,303	24,106,887	4
Total equity				1,459,104	1,098,805	33
Guarantees(9)				679,968	889,617	(24)

Selected ratios period end
Allowance coverage ratio(10)				0.15%	0.15%	—
Debt-to-equity ratio(11)				17.15	21.94	(479)
Adjusted debt-to-equity ratio(3)				6.21	5.95	26
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
(8)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both February 28, 2018 and May 31, 2017.
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

Financial Performance

Reported Results

We reported net income of $221 million and a TIER of 2.12 for the quarter ended February 28, 2018 (“current quarter”), compared with net income of $98 million and a TIER of 1.52 for the same prior-year quarter. We reported net income of $409 million and a TIER of 1.70 for the nine months ended February 28, 2018, compared with net income of $361 million and a TIER of 1.65 for the same prior-year period. Our debt-to-equity ratio decreased to 17.15-to-1 as of February 28, 2018, from 21.94-to-1 as of May 31, 2017, primarily due to an increase in equity resulting from our reported net income of $409 million for the nine months ended February 28, 2018, which was partially offset by patronage capital retirement of $45 million in September 2017.

The variance of $123 million between our reported net income of $221 million in the current quarter and net income of $98 million for the same prior-year quarter was driven primarily by mark-to-market changes in the fair value of our derivatives. We recognized derivative gains of $168 million in the current quarter, compared with derivative gains of $42 million in the same prior-year quarter, both of which were attributable to a net increase in the fair value of our pay-fixed swaps as interest rates increased across the swap yield curve during each period. The increase in interest rates, however, was more pronounced during the current quarter, which resulted in the significantly higher derivative gains relative to the same prior-year quarter. Although net interest income of $73 million for the current quarter was relatively unchanged from the same prior-year quarter, net interest yield decreased 3 basis points to 1.16%, largely due to an overall increase in our average cost of funds attributable to the increase in short-term interest rates, which resulted in a higher average cost for our short-term and variable-rate borrowings.

The variance of $48 million between our reported net income of $409 million for the nine months ended February 28, 2018 and our net income of $361 million for the same prior-year period was also driven primarily by mark-to-market changes in the fair value of our derivatives. We recognized derivative gains of $247 million for the nine months ended February 28, 2018, compared with derivative gains of $195 million for the same prior-year period, both due to an increase in interest rates across the swap yield curve. The increase in interest rates, however, was more pronounced during the current nine-month period, with the 10-year and 30-year swap rates increasing by 74 basis points and 53 basis points, respectively, compared with increases of 64 basis points and 44 basis points, respectively, in the same prior year period. We experienced a decrease in net interest income of $5 million due to compression in the net interest yield and an increase in operating expenses of $4 million, which were partially offset by a decrease in the provision for loan losses of $4 million. Our net interest yield was 1.15% for the nine months ended February 28, 2018, a decrease of 7 basis points from the same prior-year period. The decrease was primarily due to an overall increase in our average cost of funds resulting from the higher average cost of our short-term and variable-rate borrowings.

Adjusted Non-GAAP Results

Our adjusted net income totaled $34 million and our adjusted TIER was 1.16 for the current quarter, compared with adjusted net income of $36 million and adjusted TIER of 1.18 for the same prior-year quarter. Our adjusted net income totaled $103 million and our adjusted TIER was 1.16 for the nine months ended February 28, 2018, compared with adjusted net income of $102 million and adjusted TIER of 1.17 for the same prior-year period. Our adjusted debt-to-equity ratio increased to 6.21-to-1 as of February 28, 2018, from 5.95-to-1 as of May 31, 2017, largely due to an increase in debt outstanding to fund loan growth.

Our adjusted net interest income for the current quarter and nine months ended February 28, 2018 remained relatively unchanged from the same prior-year periods, as the compression in the adjusted net interest yield resulting from an increase in our overall average cost of funds was offset by the increase in average interest-earning assets. In addition, the decrease in fee income and the increase in operating expenses were offset by the decrease in the provision for loan losses. Our adjusted net interest yield was 0.86% and 0.84% for the current quarter and the nine months ended February 28, 2018, respectively, reflecting a decrease of 1 basis point and 2 basis points, respectively, from the same prior-year periods due to the overall increase in our average cost of funds driven by the higher average cost of our short-term and variable-rate borrowings resulting from the increase in short-term interest rates.

Lending Activity

Loans to members totaled $25,343 million as of February 28, 2018, an increase of $976 million, or 4%, from May 31, 2017. The increase was primarily due to an increase in CFC distribution loans of $862 million, an increase in NCSC loans of $187 million and an increase in RTFC loans of $9 million, which were partially offset by a decrease in CFC power supply loans of $82 million.

Long-term loan advances totaled $1,864 million during the nine months ended February 28, 2018, with approximately 64% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $783 million that were scheduled to reprice during the nine months ended February 28, 2018. Of this total, $646 million repriced to a new long-term fixed rate, $135 million repriced to a long-term variable rate and $2 million were repaid in full.

Financing Activity

Our outstanding debt volume generally increases and decreases in response to member loan demand. As total outstanding loans increased during the nine months ended February 28, 2018, our debt volume also increased. Total debt outstanding was $24,429 million as of February 28, 2018, an increase of $969 million, or 4%, from May 31, 2017. The increase was primarily attributable to a net increase in dealer medium-term notes of $694 million, a net increase in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $292 million, a net increase in member commercial paper, select notes and daily liquidity fund notes of $49 million and a net increase in dealer commercial paper outstanding of $55 million. These increases were partially offset by a net decrease in notes payable to the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) of $114 million.

We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We currently expect that our net interest income, net interest yield, adjusted net interest income and adjusted net interest yield will increase over the next 12 months as a result of a projected decrease in our average cost of funds and an increase in average outstanding loans. We have scheduled maturities of higher-cost debt over the next 12 months, including $1,830 million in collateral trust bonds with a weighted average coupon rate of 6.98%. We expect that we will be able to replace this higher-cost debt with lower-cost funding, which will reduce our aggregate weighted average cost of funds. We expect the amount of long-term loan advances to exceed anticipated loan repayments over the next 12 months, resulting in an increase in average outstanding loans.

Long-term debt scheduled to mature over the next 12 months totaled $2,862 million as of February 28, 2018. We believe we have sufficient liquidity from the combination of existing cash, member loan repayments, committed bank revolving lines of credit and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and to satisfy our obligations to repay long-term debt maturing over the next 12 months. As of February 28, 2018, we had access to liquidity reserves totaling $7,254 million, which consisted of (i) $251 million in cash and cash equivalents, (ii) up to $1,225 million available under committed loan facilities under the Guaranteed Underwriter Program, (iii) up to $3,083 million available under committed bank revolving line of credit agreements, (iv) up to $300 million available under a committed revolving note purchase agreement with Farmer Mac, and (v) up to $2,395 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

We believe we can continue to roll over outstanding member short-term debt of $2,439 million as of February 28, 2018, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund, select notes and medium-term notes. Although we expect to continue accessing the dealer commercial paper market to help meet our liquidity needs, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate our roll-over risk as we can draw on these facilities to repay dealer or member commercial paper that cannot be rolled over.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.21 as of February 28, 2018, above our targeted threshold due to the increase in debt outstanding to fund loan growth. Due to anticipated asset growth, we expect our adjusted debt-to-equity ratio to be above 6.00-to-1 over the next 12 months.

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

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the key inputs and assumptions used in our critical accounting policies during the nine months ended February 28, 2018. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2017 Form 10-K. See “Item 1A. Risk Factors” in our 2017 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

ACCOUNTING CHANGES AND OTHER DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the current quarter, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these accounting standards. We also discuss the expected impact of the Tax Cuts and Jobs Act (“The Act”), which the President of the United States signed and enacted into law on December 22, 2017. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our consolidated results of operations, financial condition or liquidity, we discuss the impact in the applicable section(s) of this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended February 28, 2018 and 2017 and the nine months ended February 28, 2018 and 2017. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 28, 2018 and May 31, 2017. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents our average balance sheets for the three and nine months ended February 28, 2018 and 2017, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended February 28,
(Dollars in thousands)	2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,706,134	$250,201	4.47%	$22,106,076	$245,480	4.50%
Long-term variable-rate loans	972,399	7,020	2.93	811,080	5,047	2.52
Line of credit loans	1,512,664	10,367	2.78	1,162,268	6,538	2.28
TDR loans(2)	12,808	221	7.00	13,381	228	6.91
Other income, net(3)	—	(314)	—	—	(230)	—
Total loans	25,204,005	267,495	4.30	24,092,805	257,063	4.33
Cash, time deposits and investment securities	539,728	3,973	2.99	875,438	2,857	1.32
Total interest-earning assets	$25,743,733	$271,468	4.28%	$24,968,243	$259,920	4.22%
Other assets, less allowance for loan losses	853,563			617,010
Total assets	$26,597,296			$25,585,253

Liabilities:
Short-term borrowings	$3,777,158	$14,593	1.57%	$3,673,501	$7,907	0.87%
Medium-term notes	3,392,554	28,051	3.35	3,377,615	25,166	3.02
Collateral trust bonds	7,590,459	83,730	4.47	7,256,227	85,582	4.78
Guaranteed Underwriter Program notes payable	4,899,496	34,233	2.83	4,864,585	35,086	2.93
Farmer Mac notes payable	2,507,350	13,316	2.15	2,305,681	8,406	1.48
Other notes payable	32,970	369	4.54	38,445	437	4.61
Subordinated deferrable debt	742,351	9,414	5.14	742,217	9,410	5.14
Subordinated certificates	1,372,508	14,365	4.24	1,430,089	14,746	4.18
Total interest-bearing liabilities	$24,314,846	$198,071	3.30%	$23,688,360	$186,740	3.20%
Other liabilities	954,482			798,848
Total liabilities	25,269,328			24,487,208
Total equity	1,327,968			1,098,045
Total liabilities and equity	$26,597,296			$25,585,253

Net interest spread(4)			0.98%			1.02%
Impact of non-interest bearing funding(5)			0.18			0.17
Net interest income/net interest yield(6)		$73,397	1.16%		$73,180	1.19%

Adjusted net interest income/adjusted net interest yield:
Interest income		$271,468	4.28%		$259,920	4.22%
Interest expense		198,071	3.30		186,740	3.20
Add: Net accrued periodic derivative cash settlements(7)		18,924	0.71		19,354	0.74
Adjusted interest expense/adjusted average cost(8)		$216,995	3.62%		$206,094	3.53%

Adjusted net interest spread(4)			0.66%			0.69%
Impact of non-interest bearing funding			0.20			0.18
Adjusted net interest income/adjusted net interest yield(9)		$54,473	0.86%		$53,826	0.87%

	Nine Months Ended February 28,
(Dollars in thousands)	2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,510,725	$748,491	4.45%	$21,832,967	$733,425	4.49%
Long-term variable-rate loans	900,067	18,980	2.82	763,831	14,561	2.55
Line of credit loans	1,398,346	27,662	2.64	1,083,863	18,057	2.23
TDR loans(2)	12,954	669	6.90	14,717	677	6.15
Other income, net(3)	—	(852)	—	—	(795)	—
Total loans	24,822,092	794,950	4.28	23,695,378	765,925	4.32
Cash, time deposits and investment securities	476,532	8,256	2.32	749,508	7,986	1.42
Total interest-earning assets	$25,298,624	$803,206	4.24%	$24,444,886	$773,911	4.23%
Other assets, less allowance for loan losses	645,712			634,590
Total assets	$25,944,336			$25,079,476

Liabilities:
Short-term borrowings	$3,330,949	$35,248	1.41%	$3,209,128	$18,198	0.76%
Medium-term notes	3,258,159	80,711	3.31	3,353,107	73,456	2.93
Collateral trust bonds	7,621,435	254,328	4.46	7,255,745	255,582	4.71
Guaranteed Underwriter Program notes payable	4,987,617	105,523	2.83	4,833,701	107,074	2.96
Farmer Mac notes payable	2,503,828	36,753	1.96	2,297,045	22,892	1.33
Other notes payable	34,511	1,150	4.46	40,155	1,353	4.50
Subordinated deferrable debt	742,318	28,247	5.09	742,186	28,247	5.09
Subordinated certificates	1,402,077	44,012	4.20	1,438,578	44,672	4.15
Total interest-bearing liabilities	$23,880,894	$585,972	3.28%	$23,169,645	$551,474	3.18%
Other liabilities	882,937			1,019,306
Total liabilities	24,763,831			24,188,951
Total equity	1,180,505			890,525
Total liabilities and equity	$25,944,336			$25,079,476

Net interest spread(4)			0.96%			1.05%
Impact of non-interest bearing funding(5)			0.19			0.17
Net interest income/net interest yield(6)		$217,234	1.15%		$222,437	1.22%

Adjusted net interest income/adjusted net interest yield:
Interest income		$803,206	4.24%		$773,911	4.23%
Interest expense		585,972	3.28		551,474	3.18
Add: Net accrued periodic derivative cash settlements(7)		58,781	0.73		64,331	0.82
Adjusted interest expense/adjusted average cost(8)		$644,753	3.61%		$615,805	3.55%

Adjusted net interest spread(4)			0.63%			0.68%
Impact of non-interest bearing funding			0.21			0.18
Adjusted net interest income/adjusted net interest yield(9)		$158,453	0.84%		$158,106	0.86%
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
(7)Represents the impact of net accrued periodic derivative cash settlements during the period, which is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic derivative cash settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of derivatives was $10,841 million and $10,610 million for the three months ended February 28, 2018 and 2017, respectively. The average outstanding notional amount of derivatives was $10,808 million and $10,532 million for the nine months ended February 28, 2018 and 2017, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018 versus 2017			2018 versus 2017
		Variance due to:(1)			Variance due to:(1)
(Dollars in thousands)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$4,721	$6,663	$(1,942)	$15,066	$22,768	$(7,702)
Long-term variable-rate loans	1,973	1,004	969	4,419	2,597	1,822
Line of credit loans	3,829	1,971	1,858	9,605	5,239	4,366
Restructured loans	(7)	(10)	3	(8)	(81)	73
Other income, net	(84)	—	(84)	(57)	—	(57)
Total loans	10,432	9,628	804	29,025	30,523	(1,498)
Cash, time deposits and investment securities	1,116	(1,096)	2,212	270	(2,909)	3,179
Interest income	11,548	8,532	3,016	29,295	27,614	1,681

Interest expense:
Short-term borrowings	6,686	223	6,463	17,050	691	16,359
Medium-term notes	2,885	111	2,774	7,255	(2,080)	9,335
Collateral trust bonds	(1,852)	3,942	(5,794)	(1,254)	12,881	(14,135)
Guaranteed Underwriter Program notes payable	(853)	252	(1,105)	(1,551)	3,409	(4,960)
Farmer Mac notes payable	4,910	735	4,175	13,861	2,061	11,800
Other notes payable	(68)	(62)	(6)	(203)	(190)	(13)
Subordinated deferrable debt	4	2	2	—	5	(5)
Subordinated certificates	(381)	(594)	213	(660)	(1,133)	473
Interest expense	11,331	4,609	6,722	34,498	15,644	18,854
Net interest income	$217	$3,923	$(3,706)	$(5,203)	$11,970	$(17,173)

Adjusted net interest income:
Interest income	$11,548	$8,532	$3,016	$29,295	$27,614	$1,681
Interest expense	11,331	4,609	6,722	34,498	15,644	18,854
Net accrued periodic derivative cash settlements(2)	(430)	422	(852)	(5,550)	1,684	(7,234)
Adjusted interest expense(3)	10,901	5,031	5,870	28,948	17,328	11,620
Adjusted net interest income	$647	$3,501	$(2,854)	$347	$10,286	$(9,939)
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

Net interest income of $73 million for the current quarter was relatively unchanged from the same prior-year quarter, as the decrease in the net interest yield of 3% (3 basis points) to 1.16% was offset by an increase in average interest-earning assets of 3%.

Net interest income of $217 million for the nine months ended February 28, 2018 decreased by $5 million, or 2%, from the same prior-year period, driven by a decrease in the net interest yield of 6% (7 basis points) to 1.15%, which was partially offset by an increase in average interest-earning assets of 3%.

•
Average Interest-Earning Assets: The increase in average interest-earning assets for the current quarter and nine months ended February 28, 2018 was primarily attributable to growth in average total loans of $1,111 million, or 5% and $1,127 million, or 5%, respectively, over the same prior-year periods, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter and nine months ended February 28, 2018 was primarily due to an increase in our average cost of funds. Our average cost of funds increased by 10 basis points during both the current quarter and nine months ended February 28, 2018 to 3.30% and 3.28%, respectively, largely due to increases in the cost of our short-term and variable-rate debt resulting from an increase in short-term interest rates. The 3-month London Interbank Offered Rate (“LIBOR”) was 2.02% as of February 28, 2018, an increase of 96 basis points from February 28, 2017, while the federal funds rate ranged from 1.00% to 1.50% as of February 28, 2018, up 75 basis points from February 28, 2017.

Adjusted net interest income of $54 million for the current quarter increased by $1 million, or 1%, from the same prior-year quarter, driven by an increase in average interest-earning assets of 3%, which was partially offset by a decrease in the adjusted net interest yield of 1% (1 basis point) to 0.86%.

Adjusted net interest income of $158 million for the nine months ended February 28, 2018 was relatively unchanged from the same prior-year period, as the increase in average interest-earning assets of 3% was largely offset by a decrease in the adjusted net interest yield of 2% (2 basis points) to 0.84%. The decrease in the adjusted net interest yield was primarily attributable to an overall increase in the adjusted average cost of funds of 6 basis points to 3.61%, driven by the higher average cost of our short-term and variable-rate borrowings resulting from the increase in short-term interest rates.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $19 million for both the three months ended February 28, 2018 and 2017, and $59 million and $64 million for the nine months ended February 28, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for loan losses of $1 million for both the three and nine months ended February 28, 2018, compared with a provision for loan losses of $2 million and $5 million, respectively, for the same prior-year periods. The credit quality and performance statistics of our loan portfolio continued to remain strong. We experienced no charge-offs during the three and nine months ended February 28, 2018, and we had no loans classified as nonperforming as of the end of the period. In comparison, we recorded a net charge-off of $2 million during the nine months ended February 28, 2017.

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

Table 4 presents the components of non-interest income recorded in our condensed consolidated results of operations for the three and nine months ended February 28, 2018 and 2017.

Table 4: Non-Interest Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest income:
Fee and other income	$3,935	$5,810	$13,422	$15,437
Derivative gains	168,048	42,455	247,443	194,822
Results of operations of foreclosed assets	—	(29)	(34)	(1,690)
Total non-interest income	$171,983	$48,236	$260,831	$208,569

Non-interest income of $172 million for the current quarter increased by $124 million from the same prior-year quarter. Non-interest income of $261 million for the nine months ended February 28, 2018 increased by $52 million from the same prior-year period. The significant variances in non-interest income for the three and nine months ended February 28, 2018 between the same prior-year periods were primarily attributable to changes in net derivative gains recognized in our consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the yield curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for all of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of operations under derivative gains (losses). We did not have any derivatives designated as accounting hedges as of February 28, 2018 or May 31, 2017.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”) and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark rate for the substantial majority of the floating rate payments under our swap agreements is LIBOR. Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for derivative cash settlements during the three and nine months ended February 28, 2018 and 2017. As indicated in Table 5, our derivative portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our derivative portfolio, however, may change as a result of changes in market conditions and actions taken to manage our interest rate risk.

Table 5: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended February 28,
	2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,004,710	2.84%	1.65%	$6,389,187	2.89%	0.97%
Receive-fixed swaps	3,836,499	2.18	2.61	4,220,667	1.40	2.68
Total	$10,841,209	2.60%	2.00%	$10,609,854	2.29%	1.65%

	Nine Months Ended February 28,
	2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,004,166	2.84%	1.42%	$6,673,175	2.91%	0.82%
Receive-fixed swaps	3,803,670	1.98	2.63	3,858,890	1.24	2.75
Total	$10,807,836	2.53%	1.85%	$10,532,065	2.29%	1.53%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and five years, respectively, as of February 28, 2018. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of February 28, 2017.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap yield curve, different changes in the swap yield curve— parallel, flattening or steepening—will result in differences in the fair value of our derivatives. The chart below provides comparative swap yield curves as of the end of February 28, 2018, November 30, 2017, May 31, 2017, February 28, 2017 and May 31, 2016.

____________________________
Benchmark rates obtained from Bloomberg.

Table 6 presents the components of net derivative gains (losses) recorded in our condensed consolidated results of operations for the three and nine months ended February 28, 2018 and 2017. Derivative cash settlements represent the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains

(losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Derivative gains (losses) attributable to:
Derivative cash settlements	$(18,924)	$(19,354)	$(58,781)	$(64,331)
Derivative forward value gains	186,972	61,809	306,224	259,153
Derivative gains	$168,048	$42,455	$247,443	$194,822

The net derivative gains of $168 million and $247 million for the three and nine months ended February 28, 2018, respectively, were largely attributable to a net increase in the fair value of our pay-fixed swaps as interest rates increased across the yield curve.

The net derivative gains of $42 million and $195 million for the three and nine months ended February 28, 2017, respectively, were primarily attributable to a net increase in the fair value of our swaps due to an overall increase in interest rates during the periods.

As depicted above in the chart of comparative yield curves, the general level of market interest rates as of the end of the three and nine months ended February 28, 2018 was higher relative to the general level of market rates as of the end of the comparative prior-year periods, which resulted in the recognition of significantly higher net derivative gain amounts.

See “Note 8—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Results of Operations of Foreclosed Assets

Results of operations of foreclosed assets consists of the operating results of entities controlled by CFC that hold foreclosed assets, impairment charges related to those entities, gains or losses related to the disposition of the entities and potential subsequent charges related to those assets. On July 1, 2016, we completed the sale of Caribbean Asset Holdings, LLC (“CAH”). As a result, we did not carry any foreclosed assets on our consolidated balance sheet as of February 28, 2018 or May 31, 2017.

We recorded charges related to CAH of less than $1 million for the nine months ended February 28, 2018. These charges were attributable to legal fees. We recorded charges related to CAH of less than $1 million for the three months ended February 28, 2017 and $2 million for the nine months ended February 28, 2017, attributable to the combined impact of adjustments recorded at the closing date of the sale of CAH, post-closing purchase price adjustments and certain legal costs incurred pertaining to CAH.

In connection with the sale of CAH, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. Of this amount, $14.5 million was designated to cover general indemnification claims and $1.5 million was designated to cover indemnification of certain tax liens. On September 27, 2017, we received a claim notice from the purchaser of CAH asserting potential indemnification claims against the general escrow amount of $14.5 million. The claims were not substantiated sufficiently to be funded; therefore, the $14.5 million has been released back to us. The $1.5 million designated for tax liens remains in escrow. We continue to be liable for certain indemnifications regardless of whether amounts are held in escrow.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in our condensed consolidated results of operations for the three and nine months ended February 28, 2018 and 2017.

Table 7: Non-Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest expense:
Salaries and employee benefits	$(13,011)	$(11,537)	$(36,843)	$(34,412)
Other general and administrative expenses	(9,201)	(9,173)	(28,919)	(27,789)
Gains on early extinguishment of debt	—	192	—	192
Other non-interest expense	(402)	(486)	(1,542)	(1,446)
Total non-interest expense	$(22,614)	$(21,004)	$(67,304)	$(63,455)

Non-interest expense of $23 million for the current quarter increased by $2 million, or 8%, from the same prior-year quarter. Non-interest expense of $67 million for the nine months ended February 28, 2018 increased by $4 million, or 6%, from the prior-year period. These increases were primarily attributable to higher expenses related to salaries and employee benefits and other general and administrative operating expenses.

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

We recorded net income attributable to noncontrolling interests of $2 million and $3 million during the three and nine months ended February 28, 2018, respectively. In comparison, we recorded net income attributable to noncontrolling interests of less than $1 million and $2 million for the three and nine months ended February 28, 2017, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $26,476 million as of February 28, 2018 increased by $1,271 million, or 5%, from May 31, 2017, primarily due to growth in our loan portfolio. Total liabilities of $25,017 million as of February 28, 2018 increased by $910 million, or 4%, from May 31, 2017, largely due to debt issuances to fund loan growth. Total equity increased by $360 million to $1,459 million as of February 28, 2018, attributable to our reported net income of $409 million for the nine months ended
February 28, 2018, which was partially offset by patronage capital retirement of $45 million.

Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 28, 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers, and our market risk exposure in accordance with our risk appetite.

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

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of February 28, 2018 and May 31, 2017. As indicated in Table 8, long-term fixed-rate loans accounted for 90% and 91% of loans to members as of February 28, 2018 and May 31, 2017, respectively.

Table 8: Loans Outstanding by Type and Member Class

	February 28, 2018		May 31, 2017		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Loans by type:
Long-term loans:
Fixed-rate	$22,737,089	90%	$22,136,690	91%	$600,399
Variable-rate	985,714	4	847,419	3	138,295
Total long-term loans	23,722,803	94	22,984,109	94	738,694
Lines of credit	1,609,032	6	1,372,221	6	236,811
Total loans outstanding	25,331,835	100	24,356,330	100	975,505
Deferred loan origination costs	11,087	—	10,714	—	373
Loans to members	$25,342,922	100%	$24,367,044	100%	$975,878

Loans by member class:
CFC:
Distribution	$19,687,812	78%	$18,825,366	77%	$862,446
Power supply	4,422,600	18	4,504,791	19	(82,191)
Statewide and associate	57,144	—	57,830	—	(686)
CFC total	24,167,556	96	23,387,987	96	779,569
NCSC	800,814	3	613,924	3	186,890
RTFC	363,465	1	354,419	1	9,046
Total loans outstanding	25,331,835	100	24,356,330	100	975,505
Deferred loan origination costs	11,087	—	10,714	—	373
Loans to members	$25,342,922	100%	$24,367,044	100%	$975,878

Loans to members totaled $25,343 million as of February 28, 2018, an increase of $976 million, or 4%, from May 31, 2017. The increase was primarily due to an increase in CFC distribution loans of $862 million, an increase in NCSC loans of $187 million and an increase in RTFC loans of $9 million, which was partially offset by a decrease in CFC power supply loans of $82 million. Long-term loan advances totaled $1,864 million during the nine months ended February 28, 2018, with approximately 64% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans and Commitments” in our 2017 Form 10-K. See “Debt—Secured Borrowings” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced in accordance with our standard loan provisions, during the nine months ended February 28, 2018 and loans that repriced during fiscal year 2017, and provides information on the percentage of loans that repriced to either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 97% over the last three fiscal years.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Nine Months Ended		Fiscal Year Ended
	February 28, 2018		May 31, 2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$646,448	83%	$824,415	84%
Long-term variable rate selected	134,761	17	137,835	14
Total loans retained by CFC	781,209	100	962,250	98
Loans repriced and sold by CFC	—	—	1,401	—
Loans repaid	2,067	—	23,675	2
Total	$783,276	100%	$987,326	100%
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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of February 28, 2018 and May 31, 2017. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	February 28, 2018	May 31, 2017	Increase/ (Decrease)
Debt product type:
Commercial paper:
Members, at par	$1,021,016	$928,158	$92,858
Dealer, net of discounts	1,055,147	999,691	55,456
Total commercial paper	2,076,163	1,927,849	148,314
Select notes to members	674,319	696,889	(22,570)
Daily liquidity fund notes to members	506,921	527,990	(21,069)
Medium-term notes:
Members, at par	647,706	612,951	34,755
Dealer, net of discounts	3,058,178	2,364,671	693,507
Total medium-term notes	3,705,884	2,977,622	728,262
Collateral trust bonds	7,634,863	7,634,048	815
Guaranteed Underwriter Program notes payable	4,871,532	4,985,484	(113,952)
Farmer Mac notes payable	2,805,376	2,513,389	291,987
Other notes payable	31,814	35,223	(3,409)
Subordinated deferrable debt	742,375	742,274	101
Members’ subordinated certificates:
Membership subordinated certificates	630,391	630,098	293
Loan and guarantee subordinated certificates	528,154	567,830	(39,676)
Member capital securities	221,148	221,097	51
Total members’ subordinated certificates	1,379,693	1,419,025	(39,332)
Total debt outstanding	$24,428,940	$23,459,793	$969,147

Security type:
Unsecured debt	37%	35%
Secured debt	63	65
Total	100%	100%

Funding source:
Members	17%	18%
Private placement:
Guaranteed Underwriter Program notes payable	20	21
Farmer Mac notes payable	12	11
Total private placement	32	32
Capital markets	51	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	74%	74%
Variable-rate debt	26	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	87%	87%
Variable-rate debt(2)	13	13
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	14%	14%
Long-term and subordinated debt(4)	86	86
Total	100%	100%
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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As outstanding loan balances increased during the nine months ended February 28, 2018, our debt volume also increased. Total debt outstanding was $24,429 million as of February 28, 2018, an increase of $969 million, or 4%, from May 31, 2017. The increase was primarily attributable to a net increase in dealer medium-term notes of $694 million, a net increase in Farmer Mac notes payable of $292 million, a net increase in member commercial paper, select notes and daily liquidity fund notes of $49 million and a net increase in dealer commercial paper outstanding of $55 million. These increases were partially offset by a net decrease in Guaranteed Underwriter Program notes payable of $114 million.

Below is a summary of significant financing activities during the nine months ended February 28, 2018.

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

•
On January 16, 2018, we redeemed $325 million of notes payable outstanding, with an effective interest rate of 2.10% and an original maturity of April 15, 2026, under the Guaranteed Underwriter Program.

•	On February 7, 2018, we issued $700 million aggregate principal amount of 3.40% collateral trust bonds due 2028.

•
On February 26, 2018, we amended the revolving note purchase agreement with Farmer Mac, dated March 24, 2011. Under the amended agreement, we currently can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of February 28, 2018 and May 31, 2017.

Table 11: Member Investments

	February 28, 2018		May 31, 2017		Increase/ (Decrease)
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,021,016	49%	$928,158	48%	$92,858
Select notes	674,319	100	696,889	100	(22,570)
Daily liquidity fund notes	506,921	100	527,990	100	(21,069)
Medium-term notes	647,706	17	612,951	20	34,755
Members’ subordinated certificates	1,379,693	100	1,419,025	100	(39,332)
Total outstanding member debt	$4,229,655		$4,185,013		$44,642

Percentage of total debt outstanding	17%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 17% and 18% of total debt outstanding as of February 28, 2018 and May 31, 2017, respectively. Over the last three fiscal years, outstanding member investments have averaged $4,297 million on a quarterly basis.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,494 million and accounted for 14% of total debt outstanding as of February 28, 2018, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017. See Table 27: Short-Term Borrowings below under “Liquidity Risk” for detail on the composition of our short-term borrowings.
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

Long-term and subordinated debt totaled $20,935 million and accounted for 86% of total debt outstanding as of February 28, 2018, compared with $20,117 million, or 86%, of total debt outstanding as of May 31, 2017. As discussed above, the increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund the growth in our loan and investments portfolios. See Table 28: Issuances and Repayments of Long-Term and Subordinated Debt below under “Liquidity Risk” for a summary of long-term subordinated debt issuances and repayments during the nine months ended February 28, 2018.

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

Table 12 displays the collateral coverage ratios as of February 28, 2018 and May 31, 2017 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			February 28, 2018	May 31, 2017
Collateral trust bonds 1994 indenture	100%	150%	113%	117%
Collateral trust bonds 2007 indenture	100	150	112	115
Guaranteed Underwriter Program notes payable	100	150	120	117
Farmer Mac notes payable	100	150	120	117
Clean Renewable Energy Bonds Series 2009A	100	150	115	113

____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $24,429 million as of February 28, 2018, $15,323 million, or 63%, was secured by pledged loans totaling $18,061 million. In comparison, of our total debt outstanding of $23,460 million as of May 31, 2017, $15,146 million, or 65%, was secured by pledged loans totaling $17,941 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2018 and May 31, 2017.

Table 13: Unencumbered Loans

(Dollars in thousands)	February 28, 2018	May 31, 2017
Total loans outstanding(1)	$25,331,835	$24,356,330
Less: Loans required to be pledged for secured debt (2)	(15,606,414)	(15,435,062)
Loans pledged in excess of requirement (2)(3)	(2,454,694)	(2,505,804)
Total pledged loans	(18,061,108)	(17,940,866)
Unencumbered loans	$7,270,727	$6,415,464
Unencumbered loans as a percentage of total loans	29%	26%
____________________________
(1) Reflects unpaid principal balance. Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2018 and May 31, 2017.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,455 million and $2,506 million as of February 28, 2018 and May 31, 2017, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Total equity increased by $360 million to $1,459 million as of February 28, 2018. The increase was primarily attributable to our net income of $409 million for the nine months ended February 28, 2018, which was partially offset by patronage capital retirement of $45 million in September 2017.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. Table 14 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of February 28, 2018 and May 31, 2017.

Table 14: Guarantees Outstanding

(Dollars in thousands)	February 28, 2018	May 31, 2017	Increase/ (Decrease)
Guarantee type:
Long-term tax-exempt bonds	$317,960	$468,145	$(150,185)
Letters of credit	248,124	307,321	(59,197)
Other guarantees	113,884	114,151	(267)
Total	$679,968	$889,617	$(209,649)

Company:
CFC	$663,235	$874,920	$(211,685)
NCSC	15,159	13,123	2,036
RTFC	1,574	1,574	—
Total	$679,968	$889,617	$(209,649)

Of the total notional amount of our outstanding guarantee obligations of $680 million and $890 million as of February 28, 2018 and May 31, 2017, respectively, 53% and 67%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of the borrowers. We recorded a guarantee liability of $8 million and $15 million as of February 28, 2018 and May 31, 2017, respectively, related to the contingent and noncontingent exposures for guarantee and liquidity obligations associated with our members’ debt.

We were the liquidity provider as well as guarantor for long-term variable-rate, tax-exempt bonds issued for our member cooperatives totaling $251 million as of February 28, 2018. This amount is included above in Table 14 as a component of the long-term tax-exempt bonds totaling $318 million as of February 28, 2018. As liquidity provider on these tax-exempt bonds, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2018 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $248 million as of February 28, 2018, which are related to obligations for which we may be required to advance funds based on various trigger events specified in the letters of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount, and accrued interest, to us.

In addition to the letters of credit presented in Table 14, we had master letter of credit facilities in place as of February 28, 2018, under which we may be required to issue up to an additional $66 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities as of February 28, 2018 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 15 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of February 28, 2018.

Table 15: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guaranteed Obligations
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Guarantees	$679,968	$128,126	$153,908	$52,090	$122,136	$27,854	$195,854

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

Table 16 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 28, 2018 and May 31, 2017.

Table 16: Unadvanced Loan Commitments

	February 28, 2018		May 31, 2017		Increase/
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	(Decrease)
Line of credit commitments:
Conditional(1)	$4,658,370	38%	$5,170,393	41%	$(512,023)
Unconditional(2)	2,776,918	23	2,602,262	21	174,656
Total line of credit unadvanced commitments	7,435,288	61	7,772,655	62	(337,367)
Total long-term loan unadvanced commitments(1)	4,715,976	39	4,802,319	38	(86,343)
Total unadvanced loan commitments	$12,151,264	100%	$12,574,974	100%	$(423,710)
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 17 presents the amount of unadvanced loan commitments, by loan type, as of February 28, 2018 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 17: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Line of credit loans	$7,435,288	$226,587	$4,057,079	$782,079	$995,502	$707,497	$666,544
Long-term loans	4,715,976	71,913	924,921	585,953	637,024	1,742,934	753,231
Total	$12,151,264	$298,500	$4,982,000	$1,368,032	$1,632,526	$2,450,431	$1,419,775

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of February 28, 2018, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $4,716 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,151 million as of February 28, 2018 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,374 million and $9,973 million as of February 28, 2018 and May 31, 2017, respectively, and accounted for 77% and 79% of the combined total of unadvanced line of credit and long-term loan commitments as of February 28, 2018 and May 31, 2017, respectively. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,777 million and $2,602 million as of February 28, 2018 and May 31, 2017, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over LIBOR as agreed upon by all of the participating banks based on market conditions at the time of syndication, accounted for 85% of unconditional line of credit commitments as of February 28, 2018. The remaining 15% represented unconditional committed line of credit loans which under any new advance would be made at rates determined by us based on our cost, and we have the option to pass on to the borrower any cost increase related to the advance.

Table 18 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of February 28, 2018.

Table 18: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Committed lines of credit	$2,776,918	$130,000	$306,122	$515,691	$645,083	$487,908	$692,114

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

Credit Risk Management

We manage portfolio and borrower credit risk consistent with credit policies established by the CFC Board of Directors and through credit underwriting, approval and monitoring processes and practices adopted by management. Our board- established credit policies include guidelines regarding the types of credit products we offer, limits on credit we extend to individual borrowers, approval authorities delegated to management, and use of syndications and loan sales. We maintain an internal risk rating system in which we assign a rating to each borrower and credit facility. We review and update the risk ratings at least annually. Assigned risk ratings inform our credit approval, borrower monitoring and portfolio review processes. Our Corporate Credit Committee approves individual credit actions within its own authority and together with our Credit Risk Management group, establishes standards for credit underwriting, oversees credits deemed to be higher risk, reviews assigned risk ratings for accuracy, and monitors the overall credit quality and performance statistics of our loan portfolio and guarantees.

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

Table 19 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of February 28, 2018 and May 31, 2017. Of our total loans outstanding, 91% were secured and 9% were unsecured as of February 28, 2018. Of our total loans outstanding, 92% were secured and 8% were unsecured as of
May 31, 2017.

Table 19: Loan Portfolio Security Profile(1)

	February 28, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,162,866	97%	$574,223	3%	$22,737,089
Long-term variable-rate loans	941,772	96	43,942	4	985,714
Total long-term loans	23,104,638	97	618,165	3	23,722,803
Line of credit loans	68,267	4	1,540,765	96	1,609,032
Total loans outstanding	$23,172,905	91	$2,158,930	9	$25,331,835

Company:
CFC	$22,183,116	92%	$1,984,440	8%	$24,167,556
NCSC	641,526	80	159,288	20	800,814
RTFC	348,263	96	15,202	4	363,465
Total loans outstanding	$23,172,905	91	$2,158,930	9	$25,331,835

	May 31, 2017
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$21,503,871	97%	$632,819	3%	$22,136,690
Long-term variable-rate loans	795,326	94	52,093	6	847,419
Total long-term loans	22,299,197	97	684,912	3	22,984,109
Line of credit loans	54,258	4	1,317,963	96	1,372,221
Total loans outstanding	$22,353,455	92	$2,002,875	8	$24,356,330

Company:
CFC	$21,591,723	92%	$1,796,264	8%	$23,387,987
NCSC	424,636	69	189,288	31	613,924
RTFC	337,096	95	17,323	5	354,419
Total loans outstanding	$22,353,455	92	$2,002,875	8	$24,356,330
____________________________
(1) Excludes deferred loan origination costs of $11 million as of both February 28, 2018 and May 31, 2017.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac on August 31, 2015, as amended on May 31, 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $777 million as of February 28, 2018, compared with $843 million as of May 31, 2017. No loans have been put to Farmer Mac for purchase pursuant to this agreement. In addition, RUS guaranteed long-term loans totaling $163 million and $167 million as of February 28, 2018 and
May 31, 2017, respectively.

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, transmission and related facilities. We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,447 members and 217 associates as of February 28, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both February 28, 2018 and May 31, 2017. Outstanding loans to electric utility organizations represented approximately 99% of the total outstanding loan portfolio as of February 28, 2018, unchanged from May 31, 2017. As a result of lending primarily to our members, we have a loan portfolio with single-industry and single-obligor concentration risk. Despite our credit concentration risks, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio.

Single-Obligor Concentration

Table 20 displays the outstanding exposure of the 20 largest borrowers, by exposure type and by company, as of February 28, 2018 and May 31, 2017. The 20 largest borrowers consisted of 10 distribution systems, 9 power supply systems and 1 NCSC associate member as of both February 28, 2018 and May 31, 2017. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both February 28, 2018 and May 31, 2017.

Table 20: Credit Exposure to 20 Largest Borrowers

	February 28, 2018		May 31, 2017		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,906,771	23%	$5,749,885	23%	$156,886
Guarantees	145,770	—	354,619	1	(208,849)
Total exposure to 20 largest borrowers	6,052,541	23	6,104,504	24	(51,963)
Less: Loans covered under Farmer Mac standby purchase commitment	(386,185)	(1)	(351,699)	(1)	(34,486)
Net exposure to 20 largest borrowers	$5,666,356	22%	$5,752,805	23%	$(86,449)

By company:
CFC	$5,793,218	22%	$5,899,709	23%	$(106,491)
NCSC	259,323	1	204,795	1	54,528
Total exposure to 20 largest borrowers	6,052,541	23	6,104,504	24	(51,963)
Less: Loans covered under Farmer Mac standby purchase commitment	(386,185)	(1)	(351,699)	(1)	(34,486)
Net exposure to 20 largest borrowers	$5,666,356	22%	$5,752,805	23%	$(86,449)

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

The overall credit risk of our loan portfolio remained low, as evidenced by our strong asset quality metrics, including senior secured positions on most of our loans and low levels of criticized exposure, nonaccrual loans and charge-offs. As displayed in Table 19 above, 91% and 92% of our total outstanding loans were secured as of February 28, 2018 and May 31, 2017, respectively. As displayed in “Note 4—Loans and Commitments,” 0.4% and 0.5% of the loans in our portfolio were classified as criticized as of February 28, 2018 and May 31, 2017, respectively. Below we provide information on certain additional credit quality indicators, including modified loans that are considered to be troubled debt restructurings (“TDRs”), nonperforming loans and net charge-offs.

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

Table 21 presents the carrying value of loans modified as TDRs in prior periods as of February 28, 2018 and May 31, 2017. These loans were considered individually impaired as of the end of each period presented.

Table 21: TDR Loans

	February 28, 2018		May 31, 2017
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$6,507	0.03%	$6,581	0.02%
RTFC	6,216	0.02	6,592	0.03
Total TDR loans	$12,723	0.05%	$13,173	0.05%

Performance status of TDR loans:
Performing TDR loans	$12,723	0.05%	$13,173	0.05%

As indicated in Table 21, we did not have any TDR loans classified as nonperforming as of February 28, 2018 or
May 31, 2017. TDR loans as of February 28, 2018 and May 31, 2017 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of February 28, 2018 or May 31, 2017. In addition, we did not have any past due loans as of either February 28, 2018 or May 31, 2017.

We provide additional information on the credit quality of our loan portfolio in “Note 4—Loans and Commitments.”

Net Charge-Offs

Table 22 presents charge-offs, net of recoveries, and the net charge-off rate for the three and nine months ended
February 28, 2018 and 2017.

Table 22: Net Charge-Offs (Recoveries)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Charge-offs:
RTFC	$—	$—	$—	$2,119
Recoveries:
CFC	—	(53)	—	(159)
Net charge-offs (recoveries)	$—	$(53)	$—	$1,960

Average total loans outstanding	$25,204,005	$24,092,805	$24,822,092	$23,695,378

Net charge-off rate(1)	—%	—%	—%	0.01%
____________________________
(1)Calculated based on annualized net charge-offs (recoveries) for the period divided by average total outstanding loans for the period.

As displayed in Table 22, we experienced no charge-offs during the nine months ended February 28, 2018. Charge-offs totaled $2 million during the nine months ended February 28, 2017, all of which were related to telecommunications loans in the RTFC portfolio. Our average annual net charge-off rate has been less than 0.01% over the last three fiscal years.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. We determine the allowance based on borrower risk ratings, historical loss experience, specific problem loans, economic conditions and other pertinent factors that, in management’s judgment, may affect the risk of loss in our loan portfolio.

Table 23 summarizes changes in the allowance for loan losses for the three and nine months ended February 28, 2018 and 2017, and provides a comparison of the allowance by company as of February 28, 2018 and May 31, 2017.

Table 23: Allowance for Loan Losses

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$36,774	$33,911	$37,376	$33,258
Provision for loan losses	1,105	2,065	503	4,731
Net recoveries (charge-offs)	—	53	—	(1,960)
Ending balance	$37,879	$36,029	$37,879	$36,029

			February 28, 2018	May 31, 2017
Allowance for loan losses by company:
CFC			$29,305	$29,499
NCSC			3,848	2,910
RTFC			4,726	4,967
Total			$37,879	$37,376

Allowance coverage ratios:
Loans to members			$25,342,922	$24,367,044
Percentage of loans to members			0.15%	0.15%

The allowance for loan losses of $38 million as of February 28, 2018 increased by less than $1 million from fiscal year end May 31, 2017, while the allowance coverage ratio remained unchanged at 0.15%. The credit quality and performance statistics of our loan portfolio remained strong. We had no loans classified as nonperforming as of February 28, 2018 or May 31, 2017. We experienced no charge-offs during the nine months ended February 28, 2018. In comparison, we recorded a net charge-off of $2 million during the nine months ended February 28, 2017. Loans designated as individually impaired totaled $13 million as of both February 28, 2018 and May 31, 2017, and the specific allowance related to those loans totaled $1 million and $2 million, respectively.

For additional information on our methodology for determining the allowance for loan losses and the judgment and assumptions involved, see “MD&A—Critical Accounting Policies and Estimates—Allowance for Loan Losses” and “Note 1—Summary of Significant Accounting Policies” in our 2017 Form 10-K. See “Note 4—Loans and Commitments” of this Report for additional information on the credit quality of our loan portfolio and the allowance for loan losses.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our committed bank revolving line of credit agreements, monitoring the overall credit worthiness of each counterparty, using counterparty specific credit risk limits, executing master netting arrangements and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from Aa3 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to A- by S&P Global Ratings (“S&P”) as of February 28, 2018. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 22% and 23% of the total outstanding notional amount of derivatives as of February 28, 2018 and May 31, 2017, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2018. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2018. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2018, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+ to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$54,890	$(10,007)	$—	$(10,007)
Falls below Baa1/BBB+	7,237,155	(61,923)	40,825	(21,098)
Falls to or below Baa2/BBB (2)	503,125	—	5,191	5,191
Falls below Baa3/BBB-	258,923	(12,974)	—	(12,974)
Total	$8,054,093	$(84,904)	$46,016	$(38,888)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $85 million as of February 28, 2018. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 28, 2018. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements early because our interest rate swaps are critical to our matched funding strategy.

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

Liquidity Reserve

As part of our strategy in meeting our liquidity objectives, we seek to maintain access to liquidity in the form of both on-balance sheet and off-balance sheet funding sources that are readily accessible for immediate liquidity needs. Table 25 below presents the components of our liquidity reserve and a comparison of the amounts available as of February 28, 2018 and May 31, 2017.

Table 25: Liquidity Reserve

	February 28, 2018			May 31, 2017
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$251	$—	$251	$167	$—	$167
Committed bank revolving line of credit agreements—unsecured(1)	3,085	2	3,083	3,165	1	3,164
Guaranteed Underwriter Program committed facilities—secured(2)	6,548	5,323	1,225	5,798	5,073	725
Farmer Mac revolving note purchase agreement, dated March 24, 2011—secured(3)	5,200	2,805	2,395	4,500	2,513	1,987
Farmer Mac revolving note purchase agreement, dated July 31, 2015—secured	300	—	300	300	—	300
Total	$15,384	$8,130	$7,254	$13,930	$7,587	$6,343
____________________________
(1) The accessed amount of $2 million and $1 million as of February 28, 2018 and May 31, 2017, respectively, relates to letters of credit issued pursuant to the line of credit agreement.
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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $3,085 million of commitments under committed bank revolving line of credit agreements as of February 28, 2018. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

Table 26 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2018. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of February 28, 2018.

Table 26: Committed Bank Revolving Line of Credit Agreements

	February 28, 2018
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

On November 9, 2017, we closed on a $750 million committed loan facility (“Series M”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2022. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. The closing of this committed loan facility increased the amount available for access under the Guaranteed Underwriter Program to $1,225 million as of February 28, 2018. Of this amount, $100 million is available for advance through January 15, 2019, $375 million is available for advance through October 15, 2019 and $750 million is available through July 15, 2022.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 25, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. On February 26, 2018, we amended our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011. Under the amended agreement we can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $2,805 million and $2,513 million as of February 28, 2018 and May 31, 2017, respectively, under the Farmer Mac revolving note purchase agreement of $5,200 million. The available borrowing amount totaled $2,395 million as of February 28, 2018.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no outstanding notes payable under this agreement as of
February 28, 2018 and May 31, 2017.

Pursuant to both Farmer Mac revolving note purchase agreements, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans and Commitments” for additional information on pledged collateral.

Short-Term Borrowings

We rely on short-term borrowings, which we refer to as our short-term funding portfolio, as a source to meet our daily, near-term funding needs. Our short-term funding portfolio consists of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, and bank-bid notes and medium-term notes offered to members and dealers. Table 27 displays the composition of our short-term borrowings as of February 28, 2018 and
May 31, 2017.

Table 27: Short-Term Borrowings

	February 28, 2018		May 31, 2017
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,055,147	4%	$999,691	4%
Commercial paper to members, at par	1,021,016	4	928,158	4
Total commercial paper	2,076,163	8	1,927,849	8
Select notes to members	674,319	3	696,889	3
Daily liquidity fund notes to members	506,921	2	527,990	2
Medium-term notes to members	236,333	1	190,172	1
Total short-term borrowings	$3,493,736	14%	$3,342,900	14%

	February 28, 2018		May 31, 2017
	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$2,438,589	70%	$2,343,209	70%
Capital markets	1,055,147	30	999,691	30
Total short-term borrowings	$3,493,736	100%	$3,342,900	100%

Our short-term borrowings totaled $3,494 million and accounted for 14% of total debt outstanding as of February 28, 2018, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017. Member borrowings accounted for 70% of our total short-term borrowings as of both February 28, 2018 and May 31, 2017. Of the total outstanding commercial paper, $1,055 million and $1,000 million was issued to dealers as of February 28, 2018 and May 31, 2017, respectively. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future.

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

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,935 million and accounted for 86% of total debt outstanding as of February 28, 2018, compared with $20,117 million, or 86%, of total debt outstanding as of May 31, 2017. The increase in total debt outstanding, including long-term and subordinated debt, was primarily due to the issuance of debt to fund loan portfolio growth. Table 28 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 28, 2018.

Table 28: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Nine Months Ended February 28, 2018
(Dollars in thousands)	Issuances	Repayments(1)	Increase/Decrease
Long-term and subordinated debt activity:(2)
Collateral trust bonds	$700,000	$705,000	$(5,000)
Guaranteed Underwriter Program notes payable	250,000	363,978	(113,978)
Farmer Mac notes payable	325,000	33,013	291,987
Medium-term notes sold to members	183,169	194,575	(11,406)
Medium-term notes sold to dealers	706,166	11,343	694,823
Other notes payable	—	3,565	(3,565)
Members’ subordinated certificates	4,802	44,134	(39,332)
Total	$2,169,137	$1,355,608	$813,529
____________________________
(1)Repayments include principal maturities, scheduled amortizations payments, repurchases and redemptions,.
(2)Amounts exclude unamortized debt issuance costs and discounts.

Table 29 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of February 28, 2018.

Table 29: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2018	$289,956	1%
May 31, 2019	2,717,712	13
May 31, 2020	1,469,165	7
May 31, 2021	1,640,398	8
May 31, 2022	1,590,796	8
Thereafter	13,226,651	63
Total	$20,934,678	100%
____________________________
(1)Excludes $0.5 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $274 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio, composed of time deposits, available-for-sale investment securities and held-to-maturity investment securities, which totaled $339 million and $319 million as of February 28, 2018 and May 31, 2017, respectively. We intend for our investment portfolio to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs.

During the second quarter of fiscal year 2018, we commenced the purchase of additional investment securities, consisting primarily of certificates of deposit, commercial paper, corporate debt securities, commercial mortgage-backed securities, and other asset-backed securities. Pursuant to our investment policy guidelines, all fixed-income securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities. We have the positive intent and ability to hold these securities to maturity. As such, we have classified them as held to maturity on our condensed consolidated balance sheet.

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

Table 30 below displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending August 31, 2019. Our projected liquidity position reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of February 28, 2018, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 30: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(6)

4Q FY 2018	$365	$300	$220	$885	$336	$405	$—	$741	$(244)
1Q FY 2019	150	316	52	518	166	480	—	646	135
2Q FY 2019	1,875	327	—	2,202	1,601	528	13	2,142	(66)
3Q FY 2019	1,175	306	—	1,481	760	549	—	1,309	(172)
4Q FY 2019	510	282	—	792	407	354	—	761	(32)
1Q FY 2020	295	309	—	604	167	405	—	572	(30)
Total	$4,370	$1,840	$272	$6,482	$3,437	$2,721	$13	$6,171	$(409)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending August 31, 2019.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations, anticipated cash repayments at repricing date and sales.
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

As displayed in Table 30, we currently project long-term advances of $1,962 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,249 million by approximately $713 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 31 displays our credit ratings as of February 28, 2018, which were unchanged as of the date of the filing of this Report.

Table 31: Credit Ratings

February 28, 2018
	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A	A
Senior secured debt(2)	A1	A	A+
Senior unsecured debt(3)	A2	A	A
Subordinated debt	A3	BBB+	BBB+
Commercial paper	P-1	A-1	F1
Outlook	Stable	Stable	Stable
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.
(3)Applies to our medium-term notes.

During the second quarter of fiscal year 2018, Moody’s and S&P affirmed our ratings and outlook. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s, A-1 by S&P and F1 by Fitch. In addition, the notes payable to the Federal Financing Bank and guaranteed by RUS under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased to 17.15-to-1 as of February 28, 2018, from 21.94-to-1 as of May 31, 2017, primarily due to an increase in equity resulting from our reported net income of $409 million for the nine months ended February 28, 2018, which was partially offset by patronage capital retirement of $45 million in September 2017.

Our adjusted debt-to-equity ratio increased to 6.21-to-1 as of February 28, 2018, from 5.95-to-1 as of May 31, 2017, largely due to an increase in debt outstanding to fund loan growth. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2018.

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

Table 32 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of February 28, 2018. We exclude variable-rate loans from our interest rate gap analysis as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% and 9% of our total loan portfolio as of February 28, 2018 and May 31, 2017, respectively. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 32: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/18	Two Years 6/1/18 to 5/31/20	Two Years 6/1/20 to 5/31/22	Five Years 6/1/22 to 5/31/27	10 Years 6/1/27 to 5/31/37	6/1/37 and Thereafter	Total
Asset amortization and repricing	$442	$3,543	$3,002	$5,758	$6,905	$3,305	$22,955
Liabilities and members’ equity:
Long-term debt (1)	$212	$3,830	$2,575	$5,401	$5,543	$1,622	$19,183
Subordinated certificates	5	53	48	974	156	579	1,815
Members’ equity (2)	—	23	24	105	293	906	1,351
Total liabilities and members’ equity(3)	$217	$3,906	$2,647	$6,480	$5,992	$3,107	$22,349
Gap (4)	$225	$(363)	$355	$(722)	$913	$198	$606

Cumulative gap	225	(138)	217	(505)	408	606
Cumulative gap as a % of total assets	0.85%	(0.52)%	0.82%	(1.91)%	1.54%	2.29%
Cumulative gap as a % of adjusted total assets(5)	0.86	(0.53)	0.83	(1.93)	1.56	2.31
____________________________
(1)Includes long-term fixed-rate debt and net fixed-rate swaps.
(2)Includes the portion of the allowance for loan losses and subordinated deferrable debt allocated to fund fixed-rate assets and excludes noncash adjustments from the accounting for derivative financial instruments.
(3) Debt is presented based on call date.
(4)Calculated based on the amount of assets amortizing and repricing less total liabilities and members’ equity.
(5)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

The difference, or interest rate gap, of $606 million between the fixed-rate loans scheduled for amortization or repricing of $22,955 million and the fixed-rate liabilities and equity funding the loans of $22,349 million presented in Table 32 reflects the amount of fixed-rate assets that are funded with short-term and variable-rate debt as of February 28, 2018. The gap of $606 million represented 2.29% of total assets and 2.31% of adjusted total assets (total assets excluding derivative assets) as of February 28, 2018. As discussed above, we manage this gap within a prescribed range because funding long-term, fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

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

Statements of Operations Non-GAAP Adjustments

Table 33 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures three and nine months ended February 28, 2018 and 2017. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 33: Adjusted Financial Measures — Income Statement

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense	$(198,071)	$(186,740)	$(585,972)	$(551,474)
Include: Derivative cash settlements	(18,924)	(19,354)	(58,781)	(64,331)
Adjusted interest expense	$(216,995)	$(206,094)	$(644,753)	$(615,805)

Net interest income	$73,397	$73,180	$217,234	$222,437
Include: Derivative cash settlements	(18,924)	(19,354)	(58,781)	(64,331)
Adjusted net interest income	$54,473	$53,826	$158,453	$158,106

Net income	$221,029	$97,962	$408,767	$361,005
Exclude: Derivative forward value gains	186,972	61,809	306,224	259,153
Adjusted net income	$34,057	$36,153	$102,543	$101,852

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 34 presents our TIER and adjusted TIER for the three and nine months ended February 28, 2018 and 2017.

Table 34: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
TIER (1)	2.12	1.52	1.70	1.65

Adjusted TIER (2)	1.16	1.18	1.16	1.17
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 35 provides a reconciliation between the liabilities and equity used to calculate the debt-to-equity and the adjusted debt-to-equity ratios as of February 28, 2018 and May 31, 2017. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 35: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	February 28, 2018	May 31, 2017
Total liabilities	$25,017,303	$24,106,887
Exclude:
Derivative liabilities	282,892	385,337
Debt used to fund loans guaranteed by RUS	162,531	167,395
Subordinated deferrable debt	742,375	742,274
Subordinated certificates	1,379,693	1,419,025
Adjusted total liabilities	$22,449,812	$21,392,856

Total equity	$1,459,104	$1,098,805
Include:
Subordinated deferrable debt	742,375	742,274
Subordinated certificates	1,379,693	1,419,025
Total subordinated debt and certificates	2,122,068	2,161,299
Exclude:
Prior year-end cumulative derivative forward value losses	(340,976)	(520,357)
Current year derivative forward value gains	306,224	179,381
Total cumulative derivative forward value losses	(34,752)	(340,976)
Accumulated other comprehensive income (1)	3,159	3,702
Adjusted total equity	$3,612,765	$3,597,378
____________________________
(1) Represents the AOCI related to derivatives. See “Note 9—Equity” for a breakout of our AOCI components.

Table 36 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 28, 2018 and May 31, 2017.

Table 36: Debt-to-Equity Ratio

	February 28, 2018	May 31, 2017
Debt-to-equity ratio (1)	17.15	21.94
Adjusted debt-to-equity ratio (2)	6.21	5.95
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$271,468	$259,920	$803,206	$773,911
Interest expense	(198,071)	(186,740)	(585,972)	(551,474)
Net interest income	73,397	73,180	217,234	222,437
Provision for loan losses	(1,105)	(2,065)	(503)	(4,731)
Net interest income after provision for loan losses	72,292	71,115	216,731	217,706
Non-interest income:
Fee and other income	3,935	5,810	13,422	15,437
Derivative gains	168,048	42,455	247,443	194,822
Results of operations of foreclosed assets	—	(29)	(34)	(1,690)
Total non-interest income	171,983	48,236	260,831	208,569
Non-interest expense:
Salaries and employee benefits	(13,011)	(11,537)	(36,843)	(34,412)
Other general and administrative expenses	(9,201)	(9,173)	(28,919)	(27,789)
Gains on early extinguishment of debt	—	192	—	192
Other non-interest expense	(402)	(486)	(1,542)	(1,446)
Total non-interest expense	(22,614)	(21,004)	(67,304)	(63,455)
Income before income taxes	221,661	98,347	410,258	362,820
Income tax expense	(632)	(385)	(1,491)	(1,815)
Net income	221,029	97,962	408,767	361,005
Less: Net income attributable to noncontrolling interests	(1,614)	(404)	(2,646)	(2,289)
Net income attributable to CFC	$219,415	$97,558	$406,121	$358,716

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$221,029	$97,962	$408,767	$361,005
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities	(1,763)	3,923	(2,906)	2,151
Reclassification of losses on foreclosed assets to net income	—	—	—	9,823
Reclassification of derivative gains to net income	(157)	(195)	(543)	(591)
Defined benefit plan adjustments	128	45	381	133
Other comprehensive income (loss)	(1,792)	3,773	(3,068)	11,516
Total comprehensive income	219,237	101,735	405,699	372,521
Less: Total comprehensive income attributable to noncontrolling interests	(1,614)	(404)	(2,646)	(2,289)
Total comprehensive income attributable to CFC	$217,623	$101,331	$403,053	$370,232

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2018	May 31, 2017
Assets:
Cash and cash equivalents	$250,697	$166,615
Restricted cash	6,951	21,806
Time deposits	1,000	226,000
Investment securities:
Available for sale, at fair value	89,648	92,554
Held to maturity, at amortized cost	248,252	—
Total investment securities	337,900	92,554
Loans to members	25,342,922	24,367,044
Less: Allowance for loan losses	(37,879)	(37,376)
Loans to members, net	25,305,043	24,329,668
Accrued interest receivable	114,994	111,493
Other receivables	36,371	45,469
Fixed assets, net	113,060	122,260
Derivative assets	252,888	49,481
Other assets	57,503	40,346
Total assets	$26,476,407	$25,205,692

Liabilities:
Accrued interest payable	$198,316	$137,476
Debt outstanding:
Short-term borrowings	3,493,736	3,342,900
Long-term debt	18,813,136	17,955,594
Subordinated deferrable debt	742,375	742,274
Members’ subordinated certificates:
Membership subordinated certificates	630,391	630,098
Loan and guarantee subordinated certificates	528,154	567,830
Member capital securities	221,148	221,097
Total members’ subordinated certificates	1,379,693	1,419,025
Total debt outstanding	24,428,940	23,459,793
Deferred income	65,954	73,972
Derivative liabilities	282,892	385,337
Other liabilities	41,201	50,309
Total liabilities	25,017,303	24,106,887

Commitments and contingencies

Equity:
CFC equity:
Retained equity	1,416,975	1,056,778
Accumulated other comprehensive income	10,107	13,175
Total CFC equity	1,427,082	1,069,953
Noncontrolling interests	32,022	28,852
Total equity	1,459,104	1,098,805
Total liabilities and equity	$26,476,407	$25,205,692

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	—	—	—	406,121	406,121	—	406,121	2,646	408,767
Other comprehensive loss	—	—	—	—	—	(3,068)	(3,068)		(3,068)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(704)	—	—	—	(704)	—	(704)	524	(180)
Balance as of February 28, 2018	$2,196	$716,481	$630,305	$67,993	$1,416,975	$10,107	$1,427,082	$32,022	$1,459,104

Balance as of May 31, 2016	$2,772	$713,853	$587,219	$(513,610)	$790,234	$1,058	$791,292	$26,086	$817,378
Net income	—	—	—	358,716	358,716	—	358,716	2,289	361,005
Other comprehensive income	—	—	—	—	—	11,516	11,516	—	11,516
Patronage capital retirement	—	(42,593)	—	103	(42,490)	—	(42,490)	—	(42,490)
Other	(643)	—	—	—	(643)	—	(643)	572	(71)
Balance as of February 28, 2017	$2,129	$671,260	$587,219	$(154,791)	$1,105,817	$12,574	$1,118,391	$28,947	$1,147,338

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$408,767	$361,005
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(8,760)	(9,159)
Amortization of debt issuance costs and deferred charges	7,787	7,034
Amortization of discount on long-term debt	7,488	7,072
Amortization of issuance costs for bank revolving bank line of credit	4,043	4,213
Depreciation and amortization of fixed assets	5,967	5,352
Provision for loan losses	503	4,731
Results of operations of foreclosed assets	—	1,690
Derivative forward value gains	(306,224)	(259,153)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,501)	586
Accrued interest payable	60,840	62,378
Deferred income	743	7,839
Other	(5,680)	(979)
Net cash provided by operating activities	171,973	192,609

Cash flows from investing activities:
Advances on loans	(6,780,736)	(6,042,651)
Principal collections on loans	5,805,231	5,003,038
Net investment in fixed assets	(10,571)	(14,976)
Net cash proceeds from sale of foreclosed assets	—	47,065
Proceeds from foreclosed assets	—	4,036
Net proceeds from (investments in) time deposits	225,000	(290,000)
Purchases of held-to-maturity investments	(249,198)	—
Proceeds from maturities of held-to-maturity investments	777	—
Change in restricted cash	14,855	(16,132)
Net cash used in investing activities	(994,642)	(1,309,620)

Cash flows from financing activities:
Proceeds from short-term borrowings, net	131,109	410,447
Proceeds from short-term borrowings with original maturity greater than 90 days	828,625	791,124
Repayments of short term-debt with original maturity greater than 90 days	(808,898)	(752,340)
Payments for issuance costs for revolving bank lines of credit	(2,441)	(2,543)
Proceeds from issuance of long-term debt, net of issuance costs	2,153,842	1,710,561
Payments for retirement of long-term debt	(1,311,473)	(943,872)
Payments for issuance costs for subordinated deferrable debt	—	(68)
Proceeds from issuance of members’ subordinated certificates	4,802	2,743
Payments for retirement of members’ subordinated certificates	(44,135)	(25,946)
Payments for retirement of patronage capital	(44,667)	(41,871)
Repayments of membership fees, net	(13)	—
Net cash provided by financing activities	906,751	1,148,235
Net increase in cash and cash equivalents	84,082	31,224
Beginning cash and cash equivalents	166,615	204,540
Ending cash and cash equivalents	$250,697	$235,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$513,300	$470,777
Cash paid for income taxes	252	386

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of February 28, 2018 or May 31, 2017. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs which are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural”, and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, which totaled $7 million and $22 million as of February 28, 2018 and May 31, 2017, respectively, consisted primarily of funds held in escrow. On July 1, 2016, CFC completed the sale of Caribbean Asset Holdings, LLC (“CAH”), an entity that held foreclosed assets, to ATN VI Holdings, LLC. In connection with the sale, $16 million of the sale proceeds was deposited into escrow to fund potential indemnification claims for a period of 15 months following the closing. Of this amount, $14.5 million was designated to cover general indemnification claims and $1.5 million was designated to cover indemnification of certain tax liens. On September 27, 2017, we received a claim notice from the purchaser of CAH asserting potential indemnification claims against the general escrow amount of $14.5 million. The claims were not

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

substantiated sufficiently to be funded; therefore, the $14.5 million has been released back to us. The $1.5 million designated for tax liens remains in escrow. We continue to be liable for certain indemnifications regardless of whether amounts are held in escrow.

Asset Held for Sale

In 2007, CFC purchased a parcel of land, consisting of approximately 28 acres, located in Loudoun County, Virginia as a potential site to construct a new facility for its headquarters. CFC subsequently identified another site in Loudoun County for its headquarters, purchased the land and built its headquarters facility at this location. On January 26, 2018, we entered into a letter of intent for the sale of the 28 acres in Loudoun County, Virginia that was purchased in 2007. On March 14, 2018, CFC entered into a purchase and sale agreement (“the agreement”), subject to certain terms and conditions, for the sale of this real estate property in excess of its carrying value of $14 million. The agreement includes a specified purchaser due diligence period that expires on April 20, 2018. The property was previously included in fixed assets, net on our condensed consolidated balance sheet. We designated the property as held for sale as of February 28, 2018 and reclassified it from fixed assets, net to other assets on our condensed consolidated balance sheet. Because the estimated fair value of this property, based on the estimated sale proceeds less cost to sell, exceeds the carrying value, we continue to report the property on our condensed consolidated balance sheet at the carrying amount of $14 million. Although we currently believe the disposition of this property is probable within the next 12 months, there can be no assurance that the disposition will be consummated in accordance with the terms of the agreement.

Interest Income

The following table presents interest income, by interest-earning asset category, for the three and nine months ended February 28, 2018 and 2017.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$250,201	$245,480	$748,491	$733,425
Long-term variable-rate loans	7,020	5,047	18,980	14,561
Line of credit loans	10,367	6,538	27,662	18,057
TDR loans(2)	221	228	669	677
Other income, net(3)	(314)	(230)	(852)	(795)
Total loans	267,495	257,063	794,950	765,925
Cash, time deposits and investment securities	3,973	2,857	8,256	7,986
Total interest income	$271,468	$259,920	$803,206	$773,911
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructuring (“TDR”) loans.
(3)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs. Deferred income of $66 million and $74 million as of February 28, 2018 and May 31, 2017, respectively, consists primarily of deferred loan conversion fees totaling $60 million and $68 million, respectively.

Interest Expense

The following table presents interest expense, by debt product type, for the three and nine months ended February 28, 2018 and 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense by debt product type:(1)(2)
Short-term borrowings	$14,593	$7,907	$35,248	$18,198
Medium-term notes	28,051	25,166	80,711	73,456
Collateral trust bonds	83,730	85,582	254,328	255,582
Guaranteed Underwriter Program notes payable	34,233	35,086	105,523	107,074
Farmer Mac notes payable	13,316	8,406	36,753	22,892
Other notes payable	369	437	1,150	1,353
Subordinated deferrable debt	9,414	9,410	28,247	28,247
Subordinated certificates	14,365	14,746	44,012	44,672
Total interest expense	$198,071	$186,740	$585,972	$551,474
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

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk management activities and simplifies certain hedge documentation and assessment requirement. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2019. Hedge accounting is elective, and we currently do not apply hedge accounting. If we continue to elect not to apply hedge accounting, the adoption of the new guidance will have no impact on our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Receivables—Nonrefundable Fees and Other Cost

In March 2017, FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, which shortens the amortization period for the premium on certain callable debt securities to the earliest call date rather the maturity date. The guidance is applicable to any individual debt security, purchased at a premium, with an explicit and noncontingent call feature with a fixed price on a preset date. The guidance does not impact the accounting for purchased callable debt securities held at a discount; the discount will continue to amortize to the maturity date. The guidance is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is effective for us beginning June 1, 2019. Adoption of the guidance requires modified retrospection transition as of the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows—Restricted Cash

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires that the statement of cash flows explain the change in the beginning-of-period and end-of-period total of cash, cash equivalents and restricted cash balances. We currently explain the change during the period in total of cash and cash equivalents on our consolidated statements of cash flows. The guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and must be applied retrospectively. This update is effective for us beginning June 1, 2018. The adoption of this guidance will change the presentation of restricted cash on our consolidated statement of cash flows, and we will revise amounts previously reported on our consolidated statements of cash flows to conform to this presentation. Adoption of the guidance, however, will have no impact on our consolidated results of operations, financial condition or liquidity.

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model and establishes a single allowance framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to-maturity debt securities. The current expected loss model requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The new guidance also requires expanded credit quality disclosures. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This update is effective for us beginning June 1, 2020. Upon adoption, we will be required to record a cumulative-effect adjustment to retained earnings. The impact on our consolidated financial statements from the adoption of this new guidance will depend on the composition and risk profile of our loan portfolio as of the date of adoption. We do not expect to early adopt this guidance.

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. The main provisions include a requirement that all investments in equity securities be measured at fair value through earnings, with certain exceptions, and a requirement to present separately in other comprehensive income the portion of the total change in fair value attributable to an entity’s own credit risk for financial liabilities where the fair value

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

option has been elected. This update will be effective for us beginning June 1, 2018. Upon adoption, we will be required to reclassify the gain (loss) related to our equity investment securities classified as available-for-sale from accumulated other comprehensive income (“AOCI”) to retained earnings as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. We had a gain of $9 million recorded in AOCI for our available-for-sale equity investments as of February 28, 2018. The impact on our consolidated financial statements at adoption will depend on the net unrealized gains (losses) recorded in AOCI for these equity investments as of the date of adoption.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIE’s included in CFC’s condensed consolidated financial statements, after applying intercompany eliminations, as of February 28, 2018 and May 31, 2017.

(Dollars in thousands)	February 28, 2018	May 31, 2017
Total loans outstanding	$1,164,279	$968,343
Other assets	11,558	10,157
Total assets	$1,175,837	$978,500

Long-term debt	$10,000	$10,000
Other liabilities	33,620	36,899
Total liabilities	$43,620	$46,899

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of February 28, 2018 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	February 28, 2018	May 31, 2017
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,129,351	931,686
CFC third-party guarantees	16,733	14,697
Other credit enhancements	17,047	20,963
Total credit enhancements	33,780	35,660
Total outstanding commitments	1,163,131	967,346
CFC available credit commitments	$4,336,869	$4,532,654
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.

CFC loans to NCSC and RTFC are secured by all assets and revenues of NCSC and RTFC. CFC’s maximum potential exposure for the credit enhancements totaled $36 million. The maturities for obligations guaranteed by CFC extend through 2031.

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

We did not have any securities classified as HTM as of May 31, 2017. During the second quarter of fiscal year 2018, we commenced the purchase of additional investment securities, consisting primarily of certificates of deposit with maturities greater than 90 days, commercial paper, corporate debt securities, commercial mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”). We have the positive intent and ability to hold these securities to maturity. As such, we have classified them as held to maturity on our condensed consolidated balance sheet.

Pursuant to our investment policy guidelines, all fixed-income securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P Global Ratings (“S&P”), are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

Amortized Cost and Fair Value of Investment Securities

The following tables present the amortized cost and fair value our investment securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of February 28, 2018 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$—	$(120)	$29,880
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,620	—	26,620
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	1,938	—	26,938
Farmer Mac—Class A Common Stock	538	5,672	—	6,210
Total investment securities, available-for-sale	80,538	9,230	(120)	89,648

Held to maturity:
Certificates of deposit	4,147	—	(10)	4,137
Commercial paper	7,228	—	(17)	7,211
Corporate bonds	210,149	45	(3,696)	206,498
Commercial MBS, non-agency	4,040	—	(6)	4,034
Other ABS(1)	22,688	—	(195)	22,493
Total investment securities, held-to-maturity	248,252	45	(3,924)	244,373

Total investment securities	$328,790	$9,275	$(4,044)	$334,021
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

	May 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Farmer Mac—Series A Non-Cumulative Preferred Stock	$30,000	$1,585	$—	$31,585
Farmer Mac—Series B Non-Cumulative Preferred Stock	25,000	1,940	—	26,940
Farmer Mac—Series C Non-Cumulative Preferred Stock	25,000	4,150	—	29,150
Farmer Mac—Class A Common Stock	538	4,341	—	4,879
Total investment securities, available-for-sale	$80,538	$12,016	$—	$92,554

For additional information on the unrealized gains (losses) losses recorded on our available-for-sale investment securities, see “Note 9—Equity—Accumulated Other Comprehensive Income.”

Investment Securities in Gross Unrealized Loss Position

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for investments in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of February 28, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. We did not have any investment securities in a gross unrealized loss position as of May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
Farmer Mac—Series A Non-Cumulative Preferred Stock	$29,880	$(120)	$—	$—	$29,880	$(120)

Held to maturity:
Certificates of deposit	4,137	(10)	—	—	4,137	(10)
Commercial paper	7,211	(17)	—	—	7,211	(17)
Corporate bonds	190,279	(3,696)	—	—	190,279	(3,696)
Commercial MBS, non-agency	4,034	(6)	—	—	4,034	(6)
Other asset-backed securities(1)	22,493	(195)	—	—	22,493	(195)
Total investment securities, held-to-maturity	228,154	(3,924)	—	—	228,154	(3,924)

Total investment securities	$258,034	$(4,044)	$—	$—	$258,034	$(4,044)
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 173 as of February 28, 2018. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are primarily driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and believe that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value as of February 28, 2018 of our HTM investment securities. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$4,147	$—	$—	$—	$4,147
Commercial paper	7,228	—	—	—	7,228
Corporate bonds	4,624	200,975	4,550	—	210,149
Commercial MBS, non-agency	—	—	—	4,040	4,040
Other asset-backed securities(1)	—	22,688	—	—	22,688
Total	$15,999	$223,663	$4,550	$4,040	$248,252

Fair value:
Certificates of deposit	$4,137	$—	$—	$—	$4,137
Commercial paper	7,211	—	—	—	7,211
Corporate bonds	4,593	197,466	4,439	—	206,498
Commercial MBS, non-agency	—	—	—	4,034	4,034
Other ABS(1)	—	22,493	—	—	22,493
Total	$15,941	$219,959	$4,439	$4,034	$244,373

Weighted average coupon(2)	1.83%	2.66%	3.25%	2.46%	2.61%
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.
(2)Calculated based on the weighted average coupon rate, which excludes the impact of amortization of premium and accretion of discount.

The average contractual maturity and weighted average coupon of our HTM investment securities was three years and 2.61%, respectively, as of February 28, 2018. The average credit rating of these securities, based on their lowest credit rating by Moody’s and S&P was A3 and A-, respectively, as of February 28, 2018.

Realized Gains and Losses

We have not sold any of our investment securities during the three and nine months ended February 28, 2018 and 2017, and therefore have not recorded any realized gains or losses.

NOTE 4—LOANS AND COMMITMENTS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents loans outstanding, by loan type and by member class, as of February 28, 2018 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018		May 31, 2017
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$22,737,089	$—	$22,136,690	$—
Variable rate	985,714	4,715,976	847,419	4,802,319
Total long-term loans	23,722,803	4,715,976	22,984,109	4,802,319
Lines of credit	1,609,032	7,435,288	1,372,221	7,772,655
Total loans outstanding	25,331,835	12,151,264	24,356,330	12,574,974
Deferred loan origination costs	11,087	—	10,714	—
Loans to members	$25,342,922	$12,151,264	$24,367,044	$12,574,974

Member class:
CFC:
Distribution	$19,687,812	$7,750,226	$18,825,366	$8,295,146
Power supply	4,422,600	3,394,064	4,504,791	3,276,113
Statewide and associate	57,144	126,467	57,830	144,406
Total CFC	24,167,556	11,270,757	23,387,987	11,715,665
NCSC	800,814	581,125	613,924	584,944
RTFC	363,465	299,382	354,419	274,365
Total loans outstanding	25,331,835	12,151,264	24,356,330	12,574,974
Deferred loan origination costs	11,087	—	10,714	—
Loans to members	$25,342,922	$12,151,264	$24,367,044	$12,574,974
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of February 28, 2018 and the related maturities by fiscal year and thereafter by loan type:

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Line of credit loans	$7,435,288	$226,587	$4,057,079	$782,079	$995,502	$707,497	$666,544
Long-term loans	4,715,976	71,913	924,921	585,953	637,024	1,742,934	753,231
Total	$12,151,264	$298,500	$4,982,000	$1,368,032	$1,632,526	$2,450,431	$1,419,775

Unadvanced line of credit commitments accounted for 61% of total unadvanced loan commitments as of February 28, 2018, while unadvanced long-term loan commitments accounted for 39% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $4,716 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,151 million as of February 28, 2018 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,374 million and $9,973 million as of February 28, 2018 and May 31, 2017, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,777 million and $2,602 million as of February 28, 2018 and May 31, 2017, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of February 28, 2018.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2018	2019	2020	2021	2022	Thereafter
Committed lines of credit	$2,776,918	$130,000	$306,122	$515,691	$645,083	$487,908	$692,114

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We sold CFC loans with outstanding balances totaling $118 million and $33 million, at par for cash, during the nine months ended February 28, 2018 and 2017, respectively. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable to the Federal Financing Bank and guaranteed by RUS under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

corresponding debt outstanding as of February 28, 2018 and May 31, 2017. See “Note 5—Short-Term Borrowings” and “Note 6—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	February 28, 2018	May 31, 2017
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,453,575	$8,740,572
RUS-guaranteed loans qualifying as permitted investments	142,133	146,373
Total pledged collateral	$8,595,708	$8,886,945
Collateral trust bonds outstanding	7,697,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$249,384	$263,007
Collateral trust bonds outstanding	220,000	225,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,375,180	$2,942,456
Notes payable outstanding	2,805,376	2,513,389

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$13,339	$14,943
Cash	—	481
Total pledged collateral	$13,339	$15,424
Notes payable outstanding	11,556	13,214

Federal Financing Bank:
Distribution and power supply system mortgage notes	$5,827,497	$5,833,515
Notes payable outstanding	4,871,771	4,985,748

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, transmission and related facilities. We serve electric and telecommunications members throughout the United States and its territories, including 49 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,447 members and 217 associates as of February 28, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both February 28, 2018 and May 31, 2017. Outstanding loans to electric utility organizations represented approximately 99% of the total outstanding loan portfolio as of February 28, 2018, unchanged from May 31, 2017. The remaining outstanding loans in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. As a result of lending primarily to our members we have a loan portfolio with single-industry and single-obligor concentration risk. Despite our credit concentration risks, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio.

Single-Obligor Concentration

The outstanding exposure to our 20 largest borrowers was 23% and 24% as of February 28, 2018 and May 31, 2017, respectively. The 20 largest borrowers consisted of 10 distribution systems, 9 power supply systems and 1 NCSC associate

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

member as of both February 28, 2018 and May 31, 2017. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both February 28, 2018 and May 31, 2017.

Credit Quality

We closely monitor loan performance trends to manage and evaluate our credit risk exposure. We seek to provide a balance between meeting the credit needs of our members, while also ensuring the sound credit quality of our loan portfolio. Payment status and internal risk ratings are key indicators, among others, of the level of credit risk in our loan portfolio.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $777 million and $843 million as of February 28, 2018 and May 31, 2017, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of February 28, 2018. Also, we had long-term loans totaling $163 million and $167 million as of February 28, 2018 and May 31, 2017, respectively, that were guaranteed by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of February 28, 2018 and May 31, 2017. As indicated in the table, we did not have any past due loans as of either February 28, 2018 or May 31, 2017.

	February 28, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,687,812	$—	$—	$—	$19,687,812	$—
Power supply	4,422,600	—	—	—	4,422,600	—
Statewide and associate	57,144	—	—	—	57,144	—
CFC total	24,167,556	—	—	—	24,167,556	—
NCSC	800,814	—	—	—	800,814	—
RTFC	363,465	—	—	—	363,465	—
Total loans outstanding	$25,331,835	$—	$—	$—	$25,331,835	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

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

Troubled Debt Restructured (“TDR”) Loans

We did not have any loans modified as TDRs during the nine months ended February 28, 2018. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of February 28, 2018 and May 31, 2017.

	February 28, 2018			May 31, 2017
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,507	0.03%	$—	$6,581	0.02%	$—
RTFC	6,216	0.02	—	6,592	0.03	—
Total performing TDR loans	12,723	0.05	—	13,173	0.05	—
Total TDR loans	$12,723	0.05%	$—	$13,173	0.05%	$—

We did not have any TDR loans classified as nonperforming as of February 28, 2018 or May 31, 2017. TDR loans classified as performing as of February 28, 2018 and May 31, 2017 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had a line of credit facility, restricted for fuel purchases only, totaling $6 million as of both February 28, 2018 and
May 31, 2017. The outstanding amount under this facility totaled approximately $0.8 million and $0.5 million as of February 28, 2018 and May 31, 2017, respectively, and was classified as performing as of each respective date.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We did not have any loans classified as nonperforming as of February 28, 2018 or
May 31, 2017.

We had no foregone interest income for loans on nonaccrual status during the three and nine months ended

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

February 28, 2018. We had foregone interest income for loans on nonaccrual status totaling $31 thousand during the nine months ended February 28, 2017.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of February 28, 2018 and May 31, 2017.

	February 28, 2018		May 31, 2017
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,507	$—	$6,581	$—

With a specific allowance recorded:
RTFC	6,216	1,272	6,592	1,640
Total impaired loans	$12,723	$1,272	$13,173	$1,640

The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three and nine months ended February 28, 2018 and 2017.

	Three Months Ended February 28,
	2018	2017	2018	2017
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,507	$6,582	$142	$144
RTFC	6,299	6,799	79	84
Total impaired loans	$12,806	$13,381	$221	$228

	Nine Months Ended February 28,
	2018	2017	2018	2017
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,529	$6,624	$428	$418
RTFC	6,425	8,093	241	259
Total impaired loans	$12,954	$14,717	$669	$677

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

Loans to borrowers in the pass, special mention and substandard categories are generally included in the collective loan portfolio for purposes of determining the allowance for loan losses. Loans to borrowers in the doubtful category are considered to be individually impaired and therefore reflected in the impaired loan portfolio. The special mention, substandard, and doubtful categories are intended to comply with the definition of criticized loans by the banking regulatory authorities.

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings used in the estimation of our allowance for loan losses as of February 28, 2018 and May 31, 2017.

	February 28, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,585,802	$102,010	$—	$—	$19,687,812
Power supply	4,422,600	—	—	—	4,422,600
Statewide and associate	57,144	—	—	—	57,144
CFC total	24,065,546	102,010	—	—	24,167,556
NCSC	800,814	—	—	—	800,814
RTFC	357,249	—	6,216	—	363,465
Total loans outstanding	$25,223,609	$102,010	$6,216	$—	$25,331,835

	May 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$18,715,810	$109,556	$—	$—	$18,825,366
Power supply	4,504,791	—	—	—	4,504,791
Statewide and associate	56,654	1,176	—	—	57,830
CFC total	23,277,255	110,732	—	—	23,387,987
NCSC	612,592	1,332	—	—	613,924
RTFC	346,944	—	7,475	—	354,419
Total loans outstanding	$24,236,791	$112,064	$7,475	$—	$24,356,330

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three and nine months ended February 28, 2018 and 2017.

	Three Months Ended February 28, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2017	$28,799	$3,117	$4,858	$36,774
Provision (benefit) for loan losses	506	731	(132)	1,105
Balance as of February 28, 2018	$29,305	$3,848	$4,726	$37,879

	Three Months Ended February 28, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2016	$25,857	$3,664	$4,390	$33,911
Provision (benefit) for loan losses	2,448	(215)	(168)	2,065
Recoveries	53	—	—	53
Balance as of February 28, 2017	$28,358	$3,449	$4,222	$36,029

	Nine Months Ended February 28, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Provision (benefit) for loan losses	(194)	938	(241)	503
Balance as of February 28, 2018	$29,305	$3,848	$4,726	$37,879

	Nine Months Ended February 28, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2016	$24,559	$3,134	$5,565	$33,258
Provision for loan losses	3,640	315	776	4,731
Charge-offs	—	—	(2,119)	(2,119)
Recoveries	159	—	—	159
Net recoveries (charge-offs)	159	—	(2,119)	(1,960)
Balance as of February 28, 2017	$28,358	$3,449	$4,222	$36,029

The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 28, 2018 and May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance by company:
Collective allowance	$29,305	$3,848	$3,454	$36,607
Specific allowance	—	—	1,272	1,272
Total allowance for loan losses	$29,305	$3,848	$4,726	$37,879

Recorded investment in loans:
Collectively evaluated loans	$24,161,049	$800,814	$357,249	$25,319,112
Individually evaluated loans	6,507	—	6,216	12,723
Total recorded investment in loans	$24,167,556	$800,814	$363,465	$25,331,835

Total recorded investment in loans, net(1)	$24,138,251	$796,966	$358,739	$25,293,956

	May 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Allowance by company:
Collective allowance	$29,499	$2,910	$3,327	$35,736
Specific allowance	—	—	1,640	1,640
Total ending balance of the allowance	$29,499	$2,910	$4,967	$37,376

Recorded investment in loans:
Collectively evaluated loans	$23,381,406	$613,924	$347,827	$24,343,157
Individually evaluated loans	6,581	—	6,592	13,173
Total recorded investment in loans	$23,387,987	$613,924	$354,419	$24,356,330

Total recorded investment in loans, net(1)	$23,358,488	$611,014	$349,452	$24,318,954
____________________________
(1) Excludes unamortized deferred loan origination costs $11 million as of both February 28, 2018 and May 31, 2017.

Reserve for Unadvanced Commitments

We also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet dated. Unadvanced loan commitments are analyzed and segregated by loan type and risk using our internal risk rating scales. We use these risk classifications, in combination with the probability of commitment usage, and any other pertinent information to estimate a reserve for unadvanced loan commitments, which we record as a liability on our condensed consolidated balance sheets. The reserve for these commitments was less than $1 million as of both February 28, 2018 and May 31, 2017.

NOTE 5—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,494 million and accounted for 14% of total debt outstanding as of February 28, 2018, compared with $3,343 million, or 14%, of total debt outstanding as of May 31, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Committed Bank Revolving Line of Credit Agreements

We had $3,085 million and $3,165 million of commitments under committed bank revolving line of credit agreements as of February 28, 2018 and May 31, 2017, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2018 and May 31, 2017.

	February 28, 2018			May 31, 2017
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$—	$—	$—	$1,533	$—	$1,533	November 19, 2019	7.5 bps
3-year agreement	1,493	—	1,493	—	—	—	November 20, 2020	7.5 bps
Total 3-year agreement	1,493	—	1,493	1,533	—	1,533
5-year agreement	—	—	—	1,632	1	1,631	November 19, 2021	10 bps
5-year agreement	1,592	2	1,590	—	—	—	November 20, 2022	10 bps
Total 5-year agreement	1,592	2	1,590	1,632	1	1,631
Total	$3,085	$2	$3,083	$3,165	$1	$3,164
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of February 28, 2018 or May 31, 2017, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of February 28, 2018 and May 31, 2017.

(Dollars in thousands)	February 28, 2018	May 31, 2017
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,081,779	$2,386,956
Medium-term notes sold to members	411,373	422,779
Subtotal medium-term notes	3,493,152	2,809,735
Unamortized discount	(704)	(382)
Debt issuance costs	(22,897)	(21,903)
Total unsecured medium-term notes	3,469,551	2,787,450
Unsecured notes payable	20,892	22,799
Unamortized discount	(300)	(379)
Debt issuance costs	(74)	(94)
Total unsecured notes payable	20,518	22,326
Total unsecured long-term debt	3,490,069	2,809,776
Secured long-term debt:
Collateral trust bonds	7,917,711	7,922,711
Unamortized discount	(252,991)	(258,329)
Debt issuance costs	(29,857)	(30,334)
Total collateral trust bonds	7,634,863	7,634,048
Guaranteed Underwriter Program notes payable	4,871,771	4,985,748
Debt issuance costs	(239)	(264)
Total Guaranteed Underwriter Program notes payable	4,871,532	4,985,484
Farmer Mac notes payable	2,805,376	2,513,389
Other secured notes payable	11,556	13,214
Debt issuance costs	(260)	(317)
Total other secured notes payable	11,296	12,897
Total secured notes payable	7,688,204	7,511,770
Total secured long-term debt	15,323,067	15,145,818
Total long-term debt	$18,813,136	$17,955,594

Collateral Trust Bonds

On February 7, 2018, we issued $700 million aggregate principal amount of 3.40% collateral trust bonds due 2028.

Secured Notes Payable

We had outstanding secured notes payable totaling $4,872 million and $4,985 million as of February 28, 2018 and May 31, 2017, respectively, under bond purchase agreements with Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On November 9, 2017, we closed on a $750 million committed loan facility (“Series M”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2022. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. On January 16, 2018 we redeemed $325 million of notes payable outstanding under the Guaranteed Underwriter Program, with an original maturity of April 15, 2026. During the nine months ended February 28, 2018, we borrowed $250 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,225 million available for access under the Guaranteed Underwriter Program as of February 28, 2018.

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

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. On February 26, 2018, we amended our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011. Under the amended agreement, we currently can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $2,805 million and $2,513 million as of February 28, 2018 and May 31, 2017, respectively. We borrowed $325 million under this note purchase agreement with Farmer Mac during the nine months ended February 28, 2018.

Under the terms of the second revolving note purchase agreement with Farmer Mac dated July 31, 2015, we can borrow up to $300 million at any time through July 31, 2018 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no notes payable outstanding under this revolving note purchase agreement with Farmer Mac as of February 28, 2018 and May 31, 2017.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans and Commitments” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of February 28, 2018 and May 31, 2017.

NOTE 7—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of February 28, 2018 and May 31, 2017.

	February 28, 2018	May 31, 2017
(Dollars in thousands)	Amount	Amount
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,625)	(7,726)
Total subordinated deferrable debt	$742,375	$742,274

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

Outstanding Notional Amount of Derivatives

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 28, 2018 and May 31, 2017. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018			May 31, 2017
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$6,987,403	2.84%	1.78%	$6,807,013	2.85%	1.16%
Receive-fixed swaps	3,824,000	2.37	2.50	3,699,000	1.72	2.64
Total interest rate swaps	10,811,403	2.67	2.03	10,506,013	2.46	1.68
Forward pay-fixed swaps	226,256			285,383
Total	$11,037,659			$10,791,396

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps as of February 28, 2018 and May 31, 2017.

	February 28, 2018		May 31, 2017
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets	$252,888	$5,168,362	$49,481	$3,754,120
Derivative liabilities	(282,892)	5,869,297	(385,337)	7,037,276
Total	$(30,004)	$11,037,659	$(335,856)	$10,791,396
All of our master swap agreements include legally enforceable netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of February 28, 2018 and May 31, 2017, and provides information on the impact of netting provisions and collateral pledged.

	February 28, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$252,888	$—	$252,888	$200,760	$—	$52,128
Derivative liabilities:
Interest rate swaps	282,892	—	282,892	200,760	—	82,132

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 28, 2018 and 2017.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2018	2017	2018	2017
Derivative cash settlements	$(18,924)	$(19,354)	$(58,781)	$(64,331)
Derivative forward value gains	186,972	61,809	306,224	259,153
Derivative gains	$168,048	$42,455	$247,443	$194,822

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2018. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2018. The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2018 and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+ to or below Baa2/BBB, below Baa3/BBB- or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$54,890	$(10,007)	$—	$(10,007)
Falls below Baa1/BBB+	7,237,155	(61,923)	40,825	(21,098)
Falls to or below Baa2/BBB (2)	503,125	—	5,191	5,191
Falls below Baa3/BBB-	258,923	(12,974)	—	(12,974)
Total	$8,054,093	$(84,904)	$46,016	$(38,888)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 22% and 23% of the total outstanding notional amount of derivatives as of February 28, 2018 and May 31, 2017, respectively. The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $85 million as of February 28, 2018.

NOTE 9—EQUITY

Total equity increased by $360 million to $1,459 million as of February 28, 2018. The increase was primarily attributable to our reported net income of $409 million for the nine months ended February 28, 2018, which was partially offset by patronage capital retirement of $45 million in September 2017. The following table presents the components of equity as of February 28, 2018 and May 31, 2017.

(Dollars in thousands)	February 28, 2018	May 31, 2017
Membership fees	$968	$971
Educational fund	1,228	1,929
Total membership fees and educational fund	2,196	2,900
Patronage capital allocated	716,481	761,701
Members’ capital reserve	630,305	630,305
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(332,525)	(507,904)
Current year derivative forward value gains (1)	302,308	175,379
Current period-end cumulative derivative forward value losses(1)	(30,217)	(332,525)
Other unallocated net income (loss)	98,210	(5,603)
Unallocated net income (loss)	67,993	(338,128)
CFC retained equity	1,416,975	1,056,778
Accumulated other comprehensive income	10,107	13,175
Total CFC equity	1,427,082	1,069,953
Noncontrolling interests	32,022	28,852
Total equity	$1,459,104	$1,098,805
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

Accumulated Other Comprehensive Income

The following tables summarize, by component, the activity in AOCI as of and for the three and nine months ended February 28, 2018 and 2017.

	Three Months Ended February 28, 2018
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$10,873	$3,316	$—	$(2,290)	$11,899
Unrealized losses	(1,763)	—	—	—	(1,763)
Losses reclassified into earnings	—	—	—	128	128
Gains reclassified into earnings	—	(157)	—	—	(157)
Other comprehensive income (loss)	(1,763)	(157)	—	128	(1,792)
Ending balance	$9,110	$3,159	$—	$(2,162)	$10,107

	Three Months Ended February 28, 2017
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$5,630	$4,091	$—	$(920)	$8,801
Unrealized gains	3,923	—	—	—	3,923
Losses reclassified into earnings	—	—	—	45	45
Gains reclassified into earnings	—	(195)	—	—	(195)
Other comprehensive income (loss)	3,923	(195)	—	45	3,773
Ending balance	$9,553	$3,896	$—	$(875)	$12,574

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2018
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,702	$—	$(2,543)	$13,175
Unrealized losses	(2,906)	—	—	—	(2,906)
Losses reclassified into earnings	—	—	—	381	381
Gains reclassified into earnings	—	(543)	—	—	(543)
Other comprehensive income (loss)	(2,906)	(543)	—	381	(3,068)
Ending balance	$9,110	$3,159	$—	$(2,162)	$10,107

	Nine Months Ended February 28, 2017
(Dollars in thousands)	Unrealized Gains (Losses) AFS Securities	Unrealized Gains Derivatives	Unrealized Losses Foreclosed Assets	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$7,402	$4,487	$(9,823)	$(1,008)	$1,058
Unrealized gains	2,151	—	—	—	2,151
Losses reclassified into earnings	—	—	9,823	133	9,956
Gains reclassified into earnings	—	(591)	—	—	(591)
Other comprehensive income (loss)	2,151	(591)	9,823	133	11,516
Ending balance	$9,553	$3,896	$—	$(875)	$12,574

We expect to reclassify approximately $0.5 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of February 28, 2018 and May 31, 2017.

(Dollars in thousands)	February 28, 2018	May 31, 2017
Total by type:
Long-term tax-exempt bonds(1)	$317,960	$468,145
Letters of credit(2)	248,124	307,321
Other guarantees	113,884	114,151
Total	$679,968	$889,617

Total by member class:
CFC:
Distribution	$141,137	$126,188
Power supply	517,051	743,678
Statewide and associate	5,047	5,054
CFC total	663,235	874,920
NCSC	15,159	13,123
RTFC	1,574	1,574
Total	$679,968	$889,617
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

Long-term tax-exempt bonds of $318 million and $468 million as of February 28, 2018 and May 31, 2017, respectively, consisted of $251 million and $400 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $67 million as of February 28, 2018 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $67 million and related interest through maturity, totaled $95 million as of February 28, 2018. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $248 million and $307 million as of February 28, 2018 and May 31, 2017, respectively, $42 million and $125 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of February 28, 2018. Letters of credit include $76 million to provide the standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of May 31, 2017. Security provisions include a mortgage lien on substantially all of the member’s assets, future revenue and the member’s investment in our commercial paper. The maturities for the outstanding letters of credit as February 28, 2018 extend through calendar year 2027.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2018, we may be required to issue up to an additional $66 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 28, 2018. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $115 million as of both February 28, 2018 and May 31, 2017, all of which were unsecured. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $320 million and $297 million and represented 47% and 33% of total guarantees as of February 28, 2018 and May 31, 2017, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $251 million of variable-rate tax-exempt bonds as of February 28, 2018, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2018 or the prior fiscal year.

Guarantee Liability

As of February 28, 2018 and May 31, 2017, we recorded a guarantee liability of $8 million and $15 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both February 28, 2018 and May 31, 2017, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $7 million and $14 million as of February 28, 2018 and May 31, 2017, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of February 28, 2018 and May 31, 2017. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$250,697	$250,697	$250,697	$—	$—
Restricted cash	6,951	6,951	6,951	—	—
Time deposits	1,000	1,000		1,000
Investment securities, available-for-sale	89,648	89,648	89,648	—	—
Investment securities, held-to-maturity	248,252	244,373	—	244,373	—
Deferred compensation investments	5,128	5,128	5,128	—	—
Loans to members, net	25,305,043	24,113,185	—	—	24,113,185
Accrued interest receivable	114,994	114,994	—	114,994	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	252,888	252,888	—	252,888	—

Liabilities:
Short-term borrowings	$3,493,736	$3,492,913	$1,562,476	$1,930,437	$—
Long-term debt	18,813,136	19,069,285	—	11,520,304	7,548,981
Accrued interest payable	198,316	198,316	—	198,316	—
Guarantee liability	7,916	7,861	—	—	7,861
Derivative liabilities	282,892	282,892	—	282,892	—
Subordinated deferrable debt	742,375	781,110	—	781,110	—
Members’ subordinated certificates	1,379,693	1,379,715	—	—	1,379,715

	May 31, 2017		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$166,615	$166,615	$166,615	$—	$—
Restricted cash	21,806	21,806	21,806	—	—
Time deposits	226,000	226,000	—	226,000	—
Investment securities, available-for-sale	92,554	92,554	92,554	—	—
Deferred compensation investments	4,693	4,693	4,693	—	—
Loans to members, net	24,329,668	24,182,724	—	—	24,182,724
Accrued interest receivable	111,493	111,493	—	111,493	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	49,481	49,481	—	49,481	—

Liabilities:
Short-term borrowings	$3,342,900	$3,342,990	$1,527,990	$1,815,000	$—
Long-term debt	17,955,594	18,744,331	—	11,215,290	7,529,041
Accrued interest payable	137,476	137,476	—	137,476	—
Guarantee liability	15,241	16,204	—	—	16,204
Derivative liabilities	385,337	385,337	—	385,337	—
Subordinated deferrable debt	742,274	788,079	—	788,079	—
Members’ subordinated certificates	1,419,025	1,419,048	—	—	1,419,048

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

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the nine months ended February 28, 2018 and 2017.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of February 28, 2018 and May 31, 2017, and the classification of the valuation technique within the fair value hierarchy.

	February 28, 2018			May 31, 2017
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Investment securities, available for sale	$89,648	$—	$89,648	$92,554	$—	$92,554
Deferred compensation investments	5,128	—	5,128	4,693	—	4,693
Derivative assets	—	252,888	252,888	—	49,481	49,481
Derivative liabilities	—	282,892	282,892	—	385,337	385,337

Nonrecurring Fair Value

We did not have any assets or liabilities reported in our condensed consolidated financial statements at fair value on a nonrecurring basis during the three and nine months ended February 28, 2018 and 2017.

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

Because of the limited amount of impaired loans as of February 28, 2018 and May 31, 2017, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NOTE 12—BUSINESS SEGMENTS

The following tables display segment results for the three and nine months ended February 28, 2018 and 2017, and assets attributable to each segment as of February 28, 2018 and February 28, 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$268,753	$12,921	$(10,206)	$271,468
Interest expense	(197,844)	(10,433)	10,206	(198,071)
Net interest income	70,909	2,488	—	73,397
Provision for loan losses	(1,105)	—	—	(1,105)
Net interest income after provision for loan losses	69,804	2,488	—	72,292
Non-interest income:
Fee and other income	3,882	300	(247)	3,935
Derivative gains (losses):
Derivative cash settlements	(18,317)	(607)	—	(18,924)
Derivative forward value gains	184,967	2,005	—	186,972
Derivative gains	166,650	1,398	—	168,048
Total non-interest income	170,532	1,698	(247)	171,983
Non-interest expense:
General and administrative expenses	(20,519)	(1,693)	—	(22,212)
Other non-interest expense	(402)	(247)	247	(402)
Total non-interest expense	(20,921)	(1,940)	247	(22,614)
Income before income taxes	219,415	2,246	—	221,661
Income tax expense	—	(632)	—	(632)
Net income	$219,415	$1,614	$—	$221,029

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$257,390	$10,593	$(8,063)	$259,920
Interest expense	(186,468)	(8,335)	8,063	(186,740)
Net interest income	70,922	2,258	—	73,180
Provision for loan losses	(2,065)	—	—	(2,065)
Net interest income after provision for loan losses	68,857	2,258	—	71,115
Non-interest income:
Fee and other income	5,698	425	(313)	5,810
Derivative gains (losses):
Derivative cash settlements	(18,618)	(736)	—	(19,354)
Derivative forward value gains	60,808	1,001	—	61,809
Derivative gains	42,190	265	—	42,455
Results of operations of foreclosed assets	(29)	—	—	(29)
Total non-interest income	47,859	690	(313)	48,236
Non-interest expense:
General and administrative expenses	(18,864)	(1,846)	—	(20,710)
Gains on early extinguishment of debt	192	—	—	192
Other non-interest expense	(486)	(313)	313	(486)
Total non-interest expense	(19,158)	(2,159)	313	(21,004)
Income before income taxes	97,558	789	—	98,347
Income tax expense	—	(385)	—	(385)
Net income	$97,558	$404	$—	$97,962

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$795,344	$36,127	$(28,265)	$803,206
Interest expense	(585,292)	(28,945)	28,265	(585,972)
Net interest income	210,052	7,182	—	217,234
Provision for loan losses	(503)	—	—	(503)
Net interest income after benefit for loan losses	209,549	7,182	—	216,731
Non-interest income:
Fee and other income	13,260	1,001	(839)	13,422
Derivative gains (losses):
Derivative cash settlements	(56,871)	(1,910)	—	(58,781)
Derivative forward value gains	302,308	3,916	—	306,224
Derivative gains	245,437	2,006	—	247,443
Results of operations of foreclosed assets	(34)	—	—	(34)
Total non-interest income	258,663	3,007	(839)	260,831
Non-interest expense:
General and administrative expenses	(60,549)	(5,213)	—	(65,762)
Other non-interest expense	(1,542)	(839)	839	(1,542)
Total non-interest expense	(62,091)	(6,052)	839	(67,304)
Income before income taxes	406,121	4,137	—	410,258
Income tax expense	—	(1,491)	—	(1,491)
Net income	$406,121	$2,646	$—	$408,767

	February 28, 2018
	CFC	Other	Elimination	Consolidated Total
Assets:
Loans to members	$25,307,994	$1,164,279	$(1,129,351)	$25,342,922
Less: Allowance for loan losses	(37,879)	—	—	(37,879)
Loans to members, net	25,270,115	1,164,279	(1,129,351)	25,305,043
Other assets	1,159,806	105,728	(94,170)	1,171,364
Total assets	$26,429,921	$1,270,007	$(1,223,521)	$26,476,407

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$766,096	$32,944	$(25,129)	$773,911
Interest expense	(550,695)	(25,945)	25,166	(551,474)
Net interest income	215,401	6,999	37	222,437
Provision for loan losses	(4,731)	—	—	(4,731)
Net interest income after provision for loan losses	210,670	6,999	37	217,706
Non-interest income:
Fee and other income	14,654	3,049	(2,266)	15,437
Derivative gains (losses):
Derivative cash settlements	(62,048)	(2,283)		(64,331)
Derivative forward value gains	255,018	4,135	—	259,153
Derivative gains	192,970	1,852	—	194,822
Results of operations of foreclosed assets	(1,690)	—	—	(1,690)
Total non-interest income	205,934	4,901	(2,266)	208,569
Non-interest expense:
General and administrative expenses	(56,634)	(5,567)	—	(62,201)
Gains on early extinguishment of debt	192	—	—	192
Other non-interest expense	(1,446)	(2,229)	2,229	(1,446)
Total non-interest expense	(57,888)	(7,796)	2,229	(63,455)
Income before income taxes	358,716	4,104	—	362,820
Income tax expense	—	(1,815)	—	(1,815)
Net income	$358,716	$2,289	$—	$361,005

	February 28, 2017
	CFC	Other	Elimination	Consolidated Total
Assets:
Loans to members	$24,222,017	$980,395	$(941,575)	$24,260,837
Less: Allowance for loan losses	(36,029)	—	—	(36,029)
Loans to members, net	24,185,988	980,395	(941,575)	24,224,808
Other assets	1,374,619	105,111	(94,973)	1,384,757
Total assets	$25,560,607	$1,085,506	$(1,036,548)	$25,609,565

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 8—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.01	—	Second Amended and Restated First Supplemental Note Purchase Agreement dated February 26, 2018 for up to $5,500,000,000 between the Registrant and Federal Agricultural Mortgage Corporation.
12*	—	Computation of Ratio of Earnings to Fixed Charges
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: April 11, 2018

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)