Form 10-Q
period 2018-08-31
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2018-10-10
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
OR

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
__________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	2
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	8
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	10
4	Non-Interest Income	12
5	Derivative Average Notional Amounts and Average Interest Rates	12
6	Derivative Gains (Losses)	13
7	Non-Interest Expense	14
8	Loans Outstanding by Type and Member Class	15
9	Historical Retention Rate and Repricing Selection	16
10	Total Debt Outstanding	17
11	Member Investments	18
12	Collateral Pledged	19
13	Unencumbered Loans	20
14	Guarantees Outstanding	21
15	Maturities of Guarantee Obligations	22
16	Unadvanced Loan Commitments	22
17	Notional Maturities of Unadvanced Loan Commitments	22
18	Maturities of Notional Amount of Unconditional Committed Lines of Credit	23
19	Loan Portfolio Security Profile	25
20	Credit Exposure to 20 Largest Borrowers	26
21	Troubled Debt Restructured Loans	28
22	Allowance for Loan Losses	29
23	Rating Triggers for Derivatives	30
24	Available Liquidity	31
25	Committed Bank Revolving Line of Credit Agreements	32
26	Short-Term Borrowings—Funding Sources	33
27	Short-Term Borrowings	34
28	Issuances and Maturities of Long-Term and Subordinated Debt	34
29	Principal Maturity of Long-Term and Subordinated Debt	35
30	Projected Sources and Uses of Liquidity	36
31	Credit Ratings	36
32	Interest Rate Gap Analysis	38
33	Adjusted Financial Measures—Income Statement	39
34	TIER and Adjusted TIER	40
35	Adjusted Financial Measures—Balance Sheet	40
36	Debt-to-Equity Ratio	40
37	Members’ Equity	41

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are considered “forward-looking statements” within the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. All statements about future expectations or projections, including statements about loan volume, the appropriateness of the allowance for loan losses, operating income and expenses, leverage and debt-to-equity ratios, borrower financial performance, impaired loans, and sources and uses of liquidity, are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, actual results and performance may differ materially from our forward-looking statements due to several factors. Factors that could cause future results to vary from our forward-looking statements include, but are not limited to, general economic conditions, legislative changes including those that could affect our tax status, governmental monetary and fiscal policies, demand for our loan products, lending competition, changes in the quality or composition of our loan portfolio, changes in our ability to access external financing, changes in the credit ratings on our debt, valuation of collateral supporting impaired loans, charges associated with our operation or disposition of foreclosed assets, technological changes within the rural electric utility industry, regulatory and economic conditions in the rural electric industry, nonperformance of counterparties to our derivative agreements, the costs and effects of legal or governmental proceedings involving us or our members and the factors listed and described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“2018 Form 10-K”). Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC did not hold, and did not have any subsidiaries or other entities that held, foreclosed assets as of August 31, 2018 or May 31, 2018. See “Item 1. Business—Overview” in our 2018 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by discussing the factors influencing changes from period to period and the key measures used by management to evaluate performance, such as net interest income, net interest yield, loan growth, debt-to-equity ratio, and credit quality metrics. We provide additional information on the financial performance of each of our business segments in “Note 13—Business Segments.” The MD&A section is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2018 Form 10-K and additional information contained in our 2018 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors,” as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three months ended August 31, 2018 and 2017, and as of August 31, 2018 and May 31, 2018. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income. We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017	Change
Statement of income
Interest income	$278,491	$265,915	5%
Interest expense	(210,231)	(192,731)	9
Net interest income	68,260	73,184	(7)
Fee and other income	3,185	3,945	(19)
Total revenue	71,445	77,129	(7)
Benefit for loan losses	109	298	(63)
Derivative gains (losses)(1)	7,183	(46,198)	**
Results of operations of foreclosed assets	—	(24)	**
Operating expenses(2)	(23,205)	(21,636)	7
Other non-interest expense	(7,494)	(522)	1,336
Income before income taxes	48,038	9,047	431
Income tax expense	(60)	(32)	88
Net income	$47,978	$9,015	432

	Three Months Ended August 31,
	2018	2017	Change
Adjusted operational financial measures
Adjusted interest expense(3)	$(223,060)	$(212,953)	5%
Adjusted net interest income(3)	55,431	52,962	5
Adjusted net income(3)	27,966	34,991	(20)

Selected ratios
Fixed-charge coverage ratio/TIER (4)	1.23	1.05	18 bps
Adjusted TIER(3)	1.13	1.16	(3)
Net interest yield(5)	1.04%	1.16%	(12)
Adjusted net interest yield(3)(6)	0.85	0.84	1

	August 31, 2018	May 31, 2018	Change
Balance sheet
Cash, cash equivalents and restricted cash	$274,502	$238,824	15%
Investment securities	642,360	609,851	5
Loans to members(7)	25,182,654	25,178,608	—
Allowance for loan losses	(18,692)	(18,801)	(1)
Loans to members, net	25,163,962	25,159,807	—
Total assets	26,676,207	26,690,204	—
Short-term borrowings	3,793,136	3,795,910	—
Long-term debt	18,674,932	18,714,960	—
Subordinated deferrable debt	742,445	742,410	—
Members’ subordinated certificates	1,378,097	1,379,982	—
Total debt outstanding	24,588,610	24,633,262	—
Total liabilities	25,169,631	25,184,351	—
Total equity	1,506,576	1,505,853	—
Guarantees(8)	776,687	805,161	(4)

Selected ratios period end
Allowance coverage ratio(9)	0.07%	0.07%	—
Debt-to-equity ratio(10)	16.71	16.72	(1)
Adjusted debt-to-equity ratio(3)	6.21	6.18	3
____________________________
** Calculation of percentage change is not meaningful.
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
(2)Consists of salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our consolidated statements of income.
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
(7)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both August 31, 2018 and May 31, 2018.
(8)Reflects the total amount of member obligations for which CFC has guaranteed payment to a third party as of the end of each period. This amount represents our maximum exposure to loss, which significantly exceeds the guarantee liability recorded on our consolidated balance sheets. See “Note 11—Guarantees” for additional information.

(9)Calculated based on the allowance for loan losses at period end divided by total outstanding loans at period end.
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

Financial Performance

Reported Results

We reported net income of $48 million and a TIER of 1.23 for the quarter ended August 31, 2018 (“current quarter”), compared with net income of $9 million and a TIER of 1.05 for the same prior-year quarter. Our debt-to-equity ratio decreased slightly to 16.71 as of August 31, 2018, from 16.72 as of May 31, 2018, primarily due to a decline in liabilities as equity remained relatively unchanged. In July 2018, the CFC Board of Directors authorized the allocation of patronage capital of $95 million for fiscal year 2018 and the retirement of 50% of this amount, or $48 million, which was returned to members in August 2018. The increase in equity from our reported net income of $48 million for the current quarter was offset by the retirement of patronage capital.

The variance of $39 million between our reported net income of $48 million for the current quarter and our net income of $9 million for the same prior-year quarter was primarily driven by a favorable shift in the mark-to-market changes in the fair value of our derivatives. We recognized derivative gains of $7 million in the current quarter due to a net increase in the fair value of our pay-fixed swaps resulting from a slight rise in medium- and long-term interest rates. In contrast, we recognized derivative losses of $46 million during the comparable prior-year quarter, mainly due to a modest flattening of the swap curve as interest rates on the shorter end of the curve rose while medium- and long-term interest rates declined slightly. The favorable shift of $53 million in the fair value of our derivatives was offset in part by the recognition of losses of $7 million on the early extinguishment of debt, a decrease in net interest income of $5 million and an increase in operating expenses of $2 million. The decrease in net interest income resulted from compression in the net interest yield, which was partially offset by an increase in average interest-earning assets of $1,068 million, or 4%. Net interest yield declined by 12 basis points to 1.04%, primarily driven by an increase in our overall average cost of funds due to a higher average cost for our short-term and variable-rate borrowings resulting from the rise in short-term interest rates.

Adjusted Non-GAAP Results

Our adjusted net income totaled $28 million and our adjusted TIER was 1.13 for the current quarter, compared with adjusted net income of $35 million and adjusted TIER of 1.16 for the same prior-year quarter. Our adjusted debt-to-equity ratio increased to 6.21 as of August 31, 2018, from 6.18 as of May 31, 2018, primarily attributable to a decrease in adjusted equity due to the patronage capital retirement of $48 million, which more than offset our adjusted net income of $28 million.

The decrease in adjusted net income of $7 million in the current quarter from the comparable prior-year quarter was primarily driven by losses on the early extinguishment of debt of $7 million and an increase in operating expenses of $2 million, offset in part by an increase in adjusted net interest income of $2 million. The increase in adjusted net interest income was attributable to the increase in average interest-earning assets $1,068 million and a slight increase in the adjusted interest yield of 1 basis point to 0.85%.

Lending Activity and Credit Performance

Loans to members totaled $25,183 million as of August 31, 2018, relatively unchanged from May 31, 2018. CFC distribution loans increased by $87 million, which was offset by decreases in CFC power supply loans, NCSC loans and RTFC loans of $76 million, $6 million and $5 million, respectively.

Long-term loan advances totaled $468 million during the current quarter, with approximately 71% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders. CFC had long-term fixed-rate loans totaling $193 million that were scheduled to reprice during the current quarter. Of this total, $96 million repriced to a new long-term fixed rate; $48 million repriced to a long-term variable rate; and $49 million was repaid in full.

The overall credit quality of our loan portfolio remained high as of August 31, 2018, as evidenced by our strong credit performance metrics. We had no delinquent or nonperforming loans as of August 31, 2018, and no loan defaults or charge-offs during the current quarter. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of August 31, 2018, unchanged from May 31, 2018. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 93% were secured and 7% were unsecured as of both August 31, 2018 and May 31, 2018.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $24,589 million as of August 31, 2018, relatively unchanged from May 31, 2018, as loans to members also remained flat. Decreases in collateral trust bonds, dealer commercial paper and Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $296 million, $135 million, and $114 million, respectively, were largely offset by increases in dealer medium-term notes of $291 million and in member commercial paper, select notes and daily liquidity fund notes of $238 million. Outstanding dealer commercial paper of $929 million and $1,064 million as of August 31, 2018 and May 31, 2018, respectively, was below our maximum threshold of $1,250 million.

We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We currently expect that our net interest income, adjusted net interest income, net income, adjusted net income, tier, adjusted tier, net interest yield and adjusted net interest yield will increase over the next 12 months as a result of a projected decrease in our average cost of funds. Long-term debt scheduled to mature over the next 12 months totaled $2,820 million as of August 31, 2018. Included in this amount is $880 million aggregate principal amount of higher-cost collateral trust bonds with a weighted average coupon rate of 9.60%, scheduled to mature on November 1, 2018. On July 12, 2018, we redeemed $300 million of our 10.375% collateral trust bonds due November 1, 2018, leaving a remaining outstanding principal amount of $700 million. We expect that we will be able to replace this higher-cost debt with lower-cost funding, which will reduce our aggregate weighted average cost of funds.

We believe we have sufficient liquidity from the combination of existing cash and cash equivalents, member loan repayments, committed bank revolving lines of credit, committed loan facilities from the Federal Financing Bank guaranteed by RUS under the Guaranteed Underwriter Program (“Guaranteed Underwriter Program”), revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of August 31, 2018, sources of liquidity readily available for access totaled $7,295 million, consisting of (i) $266 million in cash and cash equivalents; (ii) up to $1,225 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $3,082 million available under committed bank revolving line of credit agreements; (iv) up to $300 million available under a committed revolving note purchase agreement with Farmer Mac; and (v) up to $2,422 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions. On August 17, 2018, we executed a commitment letter for a $750 million loan facility under the Guaranteed Underwriter Program. The amount available for access under the Guaranteed Underwriter Program, based on amounts advanced to us as of August 31, 2018, will increase to $1,975 million upon closing of the facility.

We believe we can continue to roll over the outstanding member short-term debt of $2,864 million as of August 31, 2018, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. Although we expect to continue accessing the dealer commercial paper market to help meet our liquidity needs, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.21 as of August 31, 2018, above our targeted threshold due to the decrease in adjusted equity resulting from the patronage capital retirement of $48 million during the quarter. We expect that our adjusted debt-to-equity ratio will decrease during the remainder of the fiscal year due to an increase in equity from earnings. As a result, we believe our adjusted debt-to equity ratio will decrease closer to our target ratio of 6.00-to-1 over the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a discussion of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the key inputs and assumptions used in our critical accounting policies during the current quarter. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2018 Form 10-K. See “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

RECENT ACCOUNTING CHANGES AND OTHER DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted during the current quarter, as well as recently issued accounting standards not yet required to be adopted and the expected impact of the adoption of these accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our consolidated results of operations, financial condition or liquidity, we also discuss the impact in the applicable section(s) of this MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended August 31, 2018 and 2017. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of August 31, 2018 and May 31, 2018. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three months ended August 31, 2018 and 2017, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended August 31,
(Dollars in thousands)	2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,695,516	$251,801	4.40%	$22,371,291	$249,364	4.42%
Long-term variable-rate loans	1,071,550	9,381	3.47	842,968	5,863	2.76
Line of credit loans	1,422,853	11,633	3.24	1,353,349	8,707	2.55
TDR loans(2)	12,552	218	6.89	13,122	226	6.83
Other income, net(3)	—	(325)	—	—	(232)	—
Total loans	25,202,471	272,708	4.29	24,580,730	263,928	4.26
Cash, time deposits and investment securities	809,409	5,783	2.83	363,645	1,987	2.17
Total interest-earning assets	$26,011,880	$278,491	4.25%	$24,944,375	$265,915	4.23%
Other assets, less allowance for loan losses	726,260			560,169
Total assets	$26,738,140			$25,504,544

Liabilities:
Short-term borrowings	$3,519,995	$19,419	2.19%	$3,223,476	$10,539	1.30%
Medium-term notes	3,757,196	32,410	3.42	3,010,730	25,116	3.31
Collateral trust bonds	7,474,361	77,705	4.12	7,635,433	85,277	4.43
Guaranteed Underwriter Program notes payable	4,848,435	35,334	2.89	4,995,723	35,602	2.83
Farmer Mac notes payable	2,790,527	21,111	3.00	2,507,545	11,490	1.82
Other notes payable	29,877	322	4.28	35,243	390	4.39
Subordinated deferrable debt	742,422	9,417	5.03	742,285	9,416	5.03
Subordinated certificates	1,377,954	14,513	4.18	1,417,872	14,901	4.17
Total interest-bearing liabilities	$24,540,767	$210,231	3.40%	$23,568,307	$192,731	3.24%
Other liabilities	697,954			853,196
Total liabilities	25,238,721			24,421,503
Total equity	1,499,419			1,083,041
Total liabilities and equity	$26,738,140			$25,504,544

Net interest spread(4)			0.85%			0.99%
Benefit from non-interest bearing funding(5)			0.19			0.17
Net interest income/net interest yield(6)		$68,260	1.04%		$73,184	1.16%

Adjusted net interest income/adjusted net interest yield:
Interest income		$278,491	4.25%		$265,915	4.23%
Interest expense		210,231	3.40		192,731	3.24
Add: Net accrued periodic derivative cash settlements(7)		12,829	0.46		20,222	0.75
Adjusted interest expense/adjusted average cost(8)		$223,060	3.61%		$212,953	3.58%

Adjusted net interest spread(4)			0.64%			0.65%
Benefit from non-interest bearing funding(5)			0.21			0.19
Adjusted net interest income/adjusted net interest yield(9)		$55,431	0.85%		$52,962	0.84%
____________________________
(1)Interest income on long-term, fixed-rate loans includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructuring (“TDR”) loans.

(3)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.
(4)Net interest spread represents the difference between the average yield on total average interest-earning assets and the average cost of total average interest-bearing liabilities. Adjusted net interest spread represents the difference between the average yield on total average interest-earning assets and the adjusted average cost of total average interest-bearing liabilities.
(5)Includes other liabilities and equity.
(6)Net interest yield is calculated based on annualized net interest income for the period divided by total average interest-earning assets for the period.
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $10,955 million and $10,682 million for the three months ended August 31, 2018 and 2017, respectively.
(8)Adjusted interest expense represents interest expense plus net accrued periodic interest rate swap cash settlements during the period. Net accrued periodic derivative cash settlements are reported on our consolidated statements of income as a component of derivative gains (losses). Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended August 31,
	2018 versus 2017
	Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$2,437	$3,614	$(1,177)
Long-term variable-rate loans	3,518	1,590	1,928
Line of credit loans	2,926	447	2,479
Restructured loans	(8)	(10)	2
Other income, net	(93)	—	(93)
Total loans	8,780	5,641	3,139
Cash, time deposits and investment securities	3,796	2,436	1,360
Interest income	12,576	8,077	4,499

Interest expense:
Short-term borrowings	8,880	969	7,911
Medium-term notes	7,294	6,227	1,067
Collateral trust bonds	(7,572)	(1,799)	(5,773)
Guaranteed Underwriter Program notes payable	(268)	(1,050)	782
Farmer Mac notes payable	9,621	1,297	8,324
Other notes payable	(68)	(59)	(9)
Subordinated deferrable debt	1	2	(1)
Subordinated certificates	(388)	(420)	32
Interest expense	17,500	5,167	12,333
Net interest income	$(4,924)	$2,910	$(7,834)

Adjusted net interest income:
Interest income	$12,576	$8,077	$4,499
Interest expense	17,500	5,167	12,333
Net accrued periodic derivative cash settlements(2)	(7,393)	516	(7,909)
Adjusted interest expense(3)	10,107	5,683	4,424
Adjusted net interest income	$2,469	$2,394	$75
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

Net interest income of $68 million for the current quarter decreased by $5 million, or 7%, from the comparable prior-year quarter, driven by a decrease in net interest yield of 10% (12 basis points) to 1.04%, which was partially offset by an increase in average interest-earning assets of 4%.

•
Net Interest Yield: The decrease in the net interest yield for the current quarter was primarily due to an increase in our average cost of funds. Our average cost of funds increased by 16 basis points during the current quarter to 3.40%, largely due to increases in the cost of our short-term and variable-rate debt resulting from the rise in short-term interest rates.

The 3-month London Interbank Offered Rate (“LIBOR”) was 2.32% as of August 31, 2018, an increase of 100 basis points from August 31, 2017, while the federal funds target rate was 2.00% as of August 31, 2018, up 75 basis points from August 31, 2017.

•
Average Interest-Earning Assets: The increase of $1,068 million, or 4%, in average interest-earning assets during the current quarter was attributable to growth in average total loans of $622 million, as members obtained advances to fund capital investments and refinanced with us loans made by other lenders, and an increase in average investment securities of $543 million.

Adjusted net interest income of $55 million for the current quarter increased by $2 million, or 5%, from the comparable prior-year quarter, due to the combined impact of an increase in average interest-earning assets of 4% and a slight increase in the adjusted net interest yield of 1% (1 basis point) to 0.85%. The increase in the adjusted net interest yield reflected the combined impact of increases in the average yield on interest-earning assets and the benefit from non-interest bearing funding, which were partially offset by an increase in the adjusted average cost of debt.

Our adjusted net interest income and adjusted net interest yield include the impact of net accrued periodic derivative cash settlements during the period. We recorded net periodic derivative cash settlement expense of $13 million and $20 million for the three months ended August 31, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” for additional information on our adjusted measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a benefit for loan losses of less than $1 million for both the current quarter and comparable prior-year quarter. The credit quality and performance statistics of our loan portfolio continued to remain strong. We had no payment defaults, charge-offs, delinquent loans or nonperforming loans in our loan portfolio during the current quarter or the comparable prior-year quarter.

We provide additional information on our allowance for loan losses under “Credit Risk—Allowance for Loan Losses” and “Note 5—Allowance for Loan Losses” of this report. For additional information on our allowance methodology, see “MD&A—Critical Accounting Policies and Estimates” and “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K.

Non-Interest Income

Non-interest income consists of fee and other income, gains and losses on derivatives not accounted for in hedge accounting relationships and results of operations of foreclosed assets.

Table 4 presents the components of non-interest income recorded in results of operations for the three months ended August 31, 2018 and 2017.

Table 4: Non-Interest Income

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Non-interest income:
Fee and other income	$3,185	$3,945
Derivative gains (losses)	7,183	(46,198)
Results of operations of foreclosed assets	—	(24)
Total non-interest income	$10,368	$(42,277)

The significant variances in non-interest income between periods were primarily attributable to changes in net derivative gains (losses) recognized in our consolidated statements of income.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of income under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We entered into one treasury lock agreement, which was designated as a cash flow hedge of a forecasted transaction as of
August 31, 2018 and May 31, 2018.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”); and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark variable rate for the substantial majority of the floating rate payments under our swap agreements is LIBOR. Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for interest rate swap settlements during the three months ended August 31, 2018 and 2017. As indicated in Table 5, our interest rate swap portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps. The profile of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage exposure to interest rate risk.

Table 5: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended August 31,
	2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,194,857	2.69%	2.24%	$6,955,697	2.84%	1.27%
Receive-fixed swaps	3,760,141	2.96	2.52	3,726,717	1.83	2.64
Total	$10,954,998	2.78%	2.34%	$10,682,414	2.49%	1.75%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of both August 31, 2018 and 2017.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve— parallel, flattening or steepening—will result in differences in the fair value of our derivatives. The chart below provides comparative swap curves as of the end of August 31, 2018, May 31, 2018, August 31, 2017 and May 31, 2017.

____________________________
Benchmark rates obtained from Bloomberg.

Table 6 presents the components of net derivative gains (losses) recorded in results of operations for the three months ended August 31, 2018 and 2017. Derivative cash settlements represent the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Derivative gains (losses) attributable to:
Derivative cash settlements	$(12,829)	$(20,222)
Derivative forward value gains (losses)	20,012	(25,976)
Derivative gains (losses)	$7,183	$(46,198)

The net derivative gains of $7 million in the current quarter were attributable to a net increase in the fair value of our pay-fixed swaps resulting from a slight increase in medium- and long-term interest rates, as depicted by the August 31, 2018 swap curve presented in the above chart.

The net derivative losses of $46 million in the same prior-year quarter were due to a net decrease in the fair value of our interest rate swaps resulting from a modest flattening of the swap curve, as interest rates on the shorter end of the curve rose while medium and longer-term interest rates declined slightly, as depicted by the May 31, 2017 and August 31, 2017 swap curves presented in the above chart.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in results of operations for the three months ended August 31, 2018 and 2017.

Table 7: Non-Interest Expense

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Non-interest expense:
Salaries and employee benefits	$(12,682)	$(11,823)
Other general and administrative expenses	(10,523)	(9,813)
Losses on early extinguishment of debt	(7,100)	—
Other non-interest expense	(394)	(522)
Total non-interest expense	$(30,699)	$(22,158)

Non-interest expense of $31 million for the current quarter increased by $9 million, or 39%, from the comparable prior-year quarter. The increase was largely due to the loss on early extinguishment of debt of $7 million, attributable to the premium paid for the early redemption of $300 million of the $1 billion collateral trust bonds, with a coupon rate of 10.375%, that mature on November 1, 2018.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for the current quarter. In comparison we recorded a net loss attributable to noncontrolling interests of less than $1 million for the same prior-year quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $26,676 million as of August 31, 2018 decreased slightly by $14 million from May 31, 2018. Total liabilities of $25,170 million as of August 31, 2018 decreased slightly by $15 million from May 31, 2018. Total equity of $1,507 million as of August 31, 2018 remained relatively unchanged from May 31, 2018, as our reported net income of $48 million during the current quarter was offset by patronage capital retirement of $48 million in August 2018.

Following is a discussion of changes in the major components of our assets and liabilities during the three months ended August 31, 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

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

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of August 31, 2018 and May 31, 2018. As indicated in Table 8, long-term fixed-rate loans accounted for 90% of loans to members as of both August 31, 2018 and May 31, 2018.

Table 8: Loans Outstanding by Type and Member Class

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Loans by type:
Long-term loans:
Fixed-rate	$22,682,597	90%	$22,696,185	90%	$(13,588)
Variable-rate	1,111,679	5	1,039,491	4	72,188
Total long-term loans	23,794,276	95	23,735,676	94	58,600
Lines of credit	1,377,160	5	1,431,818	6	(54,658)
Total loans outstanding	25,171,436	100	25,167,494	100	3,942
Deferred loan origination costs	11,218	—	11,114	—	104
Loans to members	$25,182,654	100%	$25,178,608	100%	$4,046

Loans by member class:
CFC:
Distribution	$19,638,104	78%	$19,551,511	78%	$86,593
Power supply	4,320,866	18	4,397,353	18	(76,487)
Statewide and associate	72,959	—	69,055	—	3,904
CFC total	24,031,929	96	24,017,919	96	14,010
NCSC	780,892	3	786,457	3	(5,565)
RTFC	358,615	1	363,118	1	(4,503)
Total loans outstanding	25,171,436	100	25,167,494	100	3,942
Deferred loan origination costs	11,218	—	11,114	—	104
Loans to members	$25,182,654	100%	$25,178,608	100%	$4,046

Loans to members totaled $25,183 million as of August 31, 2018, relatively unchanged from May 31, 2018. CFC distribution loans increased by $87 million, which was offset by decreases in CFC power supply loans, NCSC loans and RTFC loans of $76 million, $6 million and $5 million, respectively. Long-term loan advances totaled $468 million during the current quarter, with approximately 71% of those advances for capital expenditures by members and 25% for the refinancing of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2018 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan provisions, during the three months ended August 31, 2018 and loans that repriced during fiscal year 2018, and provides information on the percentage of loans that repriced to either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 98% over the last three fiscal years.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Three Months Ended		Fiscal Year Ended
	August 31, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$95,963	50%	$741,792	82%
Long-term variable rate selected	48,082	25	157,539	17
Total loans retained by CFC	144,045	75	899,331	99
Loans repaid(2)	48,858	25	4,637	1
Total	$192,903	100%	$903,968	100%
____________________________
(1)Does not include NCSC and RTFC loans.
(2)Includes loans totaling $1 million as of May 31, 2018 that were converted to new loans at the repricing date and transferred to a third party as part of our direct loan sale program. See “Note 4—Loans” for information on our sale of loans.

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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of August 31, 2018 and May 31, 2018. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	August 31, 2018	May 31, 2018	Change
Debt product type:
Commercial paper:
Members, at par	$1,286,441	$1,202,105	$84,336
Dealer, net of discounts	929,380	1,064,266	(134,886)
Total commercial paper	2,215,821	2,266,371	(50,550)
Select notes to members	799,240	780,472	18,768
Daily liquidity fund notes to members	535,090	400,635	134,455
Medium-term notes:
Members, at par	631,733	643,821	(12,088)
Dealer, net of discounts	3,294,200	3,002,979	291,221
Total medium-term notes	3,925,933	3,646,800	279,133
Collateral trust bonds	7,343,569	7,639,093	(295,524)
Guaranteed Underwriter Program notes payable	4,840,976	4,856,143	(15,167)
Farmer Mac notes payable	2,777,532	2,891,496	(113,964)
Other notes payable	29,907	29,860	47
Subordinated deferrable debt	742,445	742,410	35
Members’ subordinated certificates:
Membership subordinated certificates	630,448	630,448	—
Loan and guarantee subordinated certificates	526,479	528,386	(1,907)
Member capital securities	221,170	221,148	22
Total members’ subordinated certificates	1,378,097	1,379,982	(1,885)
Total debt outstanding	$24,588,610	$24,633,262	$(44,652)

Security type:
Unsecured debt	39%	37%
Secured debt	61	63
Total	100%	100%

Funding source:
Members	19%	18%
Private placement:
Guaranteed Underwriter Program notes payable	20	20
Farmer Mac notes payable	11	12
Total private placement	31	32
Capital markets	50	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	73%	74%
Variable-rate debt	27	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	88%	87%
Variable-rate debt(2)	12	13
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	15%	15%
Long-term and subordinated debt(4)	85	85
Total	100%	100%
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

Our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $24,589 million as of August 31, 2018, relatively unchanged from May 31, 2018, as loans to members also remained relatively flat. Decreases in collateral trust bonds, dealer commercial paper and Farmer Mac notes payable of $296 million, $135 million and $114 million, respectively, were largely offset by an increase in dealer medium-term notes of $291 million and a combined increase in member commercial paper, select notes and daily liquidity fund notes of $238 million.

We had outstanding collateral trust bonds of $1 billion aggregate principal amount with a coupon rate of 10.375% due November 1, 2018. On July 12, 2018, we redeemed $300 million of these bonds, leaving a remaining outstanding principal amount of $700 million as of August 31, 2018.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of August 31, 2018 and May 31, 2018.

Table 11: Member Investments

	August 31, 2018		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,286,441	58%	$1,202,105	53%	$84,336
Select notes	799,240	100	780,472	100	18,768
Daily liquidity fund notes	535,090	100	400,635	100	134,455
Medium-term notes	631,733	16	643,821	18	(12,088)
Members’ subordinated certificates	1,378,097	100	1,379,982	100	(1,885)
Total outstanding member debt	$4,630,601		$4,407,015		$223,586

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 19% and 18% of total debt outstanding as of August 31, 2018 and May 31, 2018, respectively. Over the last three fiscal years, outstanding member investments have averaged $4,366 million on a quarterly basis.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,793 million and accounted for 15% of total debt outstanding as of August 31, 2018, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $20,795 million and accounted for 85% of total debt outstanding as of August 31, 2018, compared with $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of August 31, 2018 and May 31, 2018 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			August 31, 2018	May 31, 2018
Collateral trust bonds 1994 indenture	100%	150%	109%	111%
Collateral trust bonds 2007 indenture	100	150	115	114
Guaranteed Underwriter Program notes payable	100	150	115	119
Farmer Mac notes payable	100	150	115	115
Clean Renewable Energy Bonds Series 2009A	100	150	105	109
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $24,589 million as of August 31, 2018, $14,973 million, or 61%, was secured by pledged loans totaling $17,550 million. In comparison, of our total debt outstanding of $24,633 million as of May 31, 2018, $15,398 million, or 63%, was secured by pledged loans totaling $18,145 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of August 31, 2018 and May 31, 2018.

Table 13: Unencumbered Loans

(Dollars in thousands)	August 31, 2018	May 31, 2018
Total loans outstanding(1)	$25,171,436	$25,167,494
Less: Loans required to be pledged for secured debt (2)	(15,247,775)	(15,677,138)
Loans pledged in excess of requirement (2)(3)	(2,302,414)	(2,467,444)
Total pledged loans	(17,550,189)	(18,144,582)
Unencumbered loans	$7,621,247	$7,022,912
Unencumbered loans as a percentage of total loans	30%	28%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both August 31, 2018 and May 31, 2018.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,302 million and $2,467 million as of August 31, 2018 and May 31, 2018, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” Refer to “Note 4—Loans—Pledging of Loans” for additional information related to pledged collateral. Also refer to “Note 5—Short-Term Borrowings,” “Note 6—Long-Term Debt,” “Note 7—Subordinated Deferrable Debt” and “Note 8—Members’ Subordinated Certificates” in our 2018 Form 10-K for a more detailed description of each of our debt product types.

Equity

Total equity of $1,507 million as of August 31, 2018 remained relatively unchanged from May 31, 2018, as our reported net income of $48 million for the current quarter was offset by the patronage capital retirement of $48 million in August 2018.

In July 2018, the CFC Board of Directors authorized the allocation of fiscal year 2018 adjusted net income as follows: $95 million to members in the form of patronage capital; $57 million to the members’ capital reserve; and $1 million to the cooperative educational fund. The amount of patronage capital allocated each year by CFC’s Board of Directors is based on adjusted non-GAAP net income, which excludes the impact of derivative forward value gains (losses). See “Non-GAAP Financial Measures” for information on adjusted net income.

In July 2018, the CFC Board of Directors also authorized the retirement of patronage capital totaling $48 million, which represented 50% of the patronage capital allocation for fiscal year 2018. This amount was returned to members in cash in August 2018. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 39 of the last 40 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2018 Form 10-K for additional information.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 14 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of August 31, 2018 and May 31, 2018.

Table 14: Guarantees Outstanding

(Dollars in thousands)	August 31, 2018	May 31, 2018	Change
Guarantee type:
Long-term tax-exempt bonds	$316,385	$316,985	$(600)
Letters of credit	316,731	343,970	(27,239)
Other guarantees	143,571	144,206	(635)
Total	$776,687	$805,161	$(28,474)

Company:
CFC	$762,908	$793,156	$(30,248)
NCSC	12,205	10,431	1,774
RTFC	1,574	1,574	—
Total	$776,687	$805,161	$(28,474)

Of the total notional amount of our outstanding guarantee obligations of $777 million and $805 million as of August 31, 2018 and May 31, 2018, respectively, 59% and 57%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $316 million as of August 31, 2018, we also were the liquidity provider on $249 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2018 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $317 million as of August 31, 2018. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of August 31, 2018, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $67 million as of August 31, 2018. All of our master letter of credit facilities as of August 31, 2018 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 15 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of August 31, 2018.

Table 15: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Guarantees	$776,687	$187,100	$113,103	$121,756	$27,650	$162,499	$164,579

We recorded a guarantee liability of $10 million and $11 million as of August 31, 2018 and May 31, 2018, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 16 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of August 31, 2018 and May 31, 2018.

Table 16: Unadvanced Loan Commitments

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$4,858,370	37%	$4,835,434	38%	$22,936
Unconditional(2)	2,946,596	23	2,857,350	23	89,246
Total line of credit unadvanced commitments	7,804,966	60	7,692,784	61	112,182
Total long-term loan unadvanced commitments(1)	5,103,629	40	4,952,834	39	150,795
Total unadvanced loan commitments	$12,908,595	100%	$12,645,618	100%	$262,977
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 17 presents the amount of unadvanced loan commitments, by loan type, as of August 31, 2018 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 17: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,804,966	$504,426	$4,144,522	$889,426	$860,833	$1,304,869	$100,890
Long-term loans	5,103,629	732,028	556,221	620,100	1,652,454	1,224,865	317,961
Total	$12,908,595	$1,236,454	$4,700,743	$1,509,526	$2,513,287	$2,529,734	$418,851

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of August 31, 2018, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,104 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,909 million as of August 31, 2018 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,962 million and $9,789 million as of August 31, 2018 and May 31, 2018, respectively, and accounted for 77% of the combined total of unadvanced line of credit and long-term loan commitments as of both August 31, 2018 and May 31, 2018. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,947 million and $2,857 million as of August 31, 2018 and May 31, 2018, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 86% of unconditional line of credit commitments as of August 31, 2018. The remaining 14% represented unconditional committed line of credit loans, which under any new advance would be made at rates determined by us.

Table 18 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of August 31, 2018.

Table 18: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$2,946,596	$218,571	$458,236	$454,348	$609,513	$1,147,488	$58,440

See “MD&A—Off-Balance Sheet Arrangements” in our 2018 Form 10-K for additional information on our off-balance sheet arrangements.

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

Effective risk management is critical to our overall operations and to achieving our primary objective of providing cost-based financial products to our rural electric members while maintaining the sound financial results required for investment-grade credit ratings on our rated debt instruments. Accordingly, we have a risk-management framework that is intended to govern the principal risks we face in conducting our business and the aggregate amount of risk we are willing to accept, referred to as risk appetite, in the context of CFC’s mission and strategic objectives and initiatives. We provide information on our risk management framework in our 2018 Form 10-K under “Item 7. MD&A—Risk Management—Risk Management Framework.”

CREDIT RISK

Our loan portfolio, which represents the largest component of assets on our balance sheet, and guarantees account for the substantial majority of our credit risk exposure. We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of investment securities and entering into derivative transactions to manage interest rate risk. Our primary credit exposure is to rural electric cooperatives that provide essential electric services to end-users, the majority of which are residential customers. We also have a limited portfolio of loans to not-for-profit and for-profit telecommunication companies. We provide a discussion of our credit risk management processes and activities in our 2018 Form 10-K under “Item 7. MD&A—Credit Risk—Credit Risk Management.”

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

Table 19 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of August 31, 2018 and May 31, 2018. Of our total loans outstanding, 93% were secured and 7% were unsecured as of both August 31, 2018 and May 31, 2018.

Table 19: Loan Portfolio Security Profile

	August 31, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,226,067	98%	$456,530	2%	$22,682,597
Long-term variable-rate loans	1,100,584	99	11,095	1	1,111,679
Total long-term loans	23,326,651	98	467,625	2	23,794,276
Line of credit loans	80,510	6	1,296,650	94	1,377,160
Total loans outstanding(1)	$23,407,161	93	$1,764,275	7	$25,171,436

Company:
CFC	$22,363,216	93%	$1,668,713	7%	$24,031,929
NCSC	700,593	90	80,299	10	780,892
RTFC	343,352	96	15,263	4	358,615
Total loans outstanding(1)	$23,407,161	93	$1,764,275	7	$25,171,436

	May 31, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,220,087	98%	$476,098	2%	$22,696,185
Long-term variable-rate loans	996,970	96	42,521	4	1,039,491
Total long-term loans	23,217,057	98	518,619	2	23,735,676
Line of credit loans	69,097	5	1,362,721	95	1,431,818
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494

Company:
CFC	$22,233,592	93%	$1,784,327	7%	$24,017,919
NCSC	703,396	89	83,061	11	786,457
RTFC	349,166	96	13,952	4	363,118
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both August 31, 2018 and May 31, 2018.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $651 million as of August 31, 2018, compared with $660 million as of May 31, 2018. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $159 million and $161 million as of August 31, 2018 and May 31, 2018, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentrations. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of August 31, 2018, unchanged from May 31, 2018. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications borrowers throughout the United States and its territories, including all 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 216 associates as of August 31, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both August 31, 2018 and May 31, 2018.

Single-Obligor Concentration

Table 20 displays the combined exposure of loans and guarantees of the 20 largest borrowers, by exposure type and by company, as of August 31, 2018 and May 31, 2018. The 20 borrowers with the largest exposure consisted of nine distribution systems, 10 power supply systems and one NCSC associate member as of both August 31, 2018 and May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both August 31, 2018 and May 31, 2018.

Table 20: Credit Exposure to 20 Largest Borrowers

	August 31, 2018		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,541,193	22%	$5,613,991	22%	$(72,798)
Guarantees	343,229	1	347,138	1	(3,909)
Total exposure to 20 largest borrowers	5,884,422	23	5,961,129	23	(76,707)
Less: Loans covered under Farmer Mac standby purchase commitment	(351,325)	(1)	(354,694)	(1)	3,369
Net exposure to 20 largest borrowers	$5,533,097	22%	$5,606,435	22%	$(73,338)

By company:
CFC	$5,628,880	22%	$5,703,723	22%	$(74,843)
NCSC	255,542	1	257,406	1	(1,864)
Total exposure to 20 largest borrowers	5,884,422	23	5,961,129	23	(76,707)
Less: Loans covered under Farmer Mac standby purchase commitment	(351,325)	(1)	(354,694)	(1)	3,369
Net exposure to 20 largest borrowers	$5,533,097	22%	$5,606,435	22%	$(73,338)

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for the substantial majority of our outstanding loans, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

Credit Quality

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, the internal risk ratings of our borrowers, troubled debt restructurings, nonperforming and impaired loans, charge-offs and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Internal risk ratings and payment status trends are indicators, among others, of the probability of borrower default and level of credit risk in our loan portfolio.
The overall credit quality of our loan portfolio remained high, as evidenced by our strong asset performance metrics, including low levels of criticized exposure. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. As displayed in Table 19 above, 93% of our total outstanding loans were secured as of both August 31, 2018 and May 31, 2018. We had no delinquent or nonperforming loans as of August 31, 2018 and May 31, 2018. In addition, we had no loan defaults or charge-offs during the current quarter.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $186 million, or 0.7%, of total loans outstanding as of August 31, 2018. Of this amount, $179 million, was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $178 million, or 0.7%, of total loans outstanding as of May 31, 2018. Of this amount, $171 million was classified as substandard. We did not have any loans classified as doubtful as of August 31, 2018 or May 31, 2018. See “Note 4—Loans” for a description of each of the risk rating classifications.

Troubled Debt Restructurings

We actively monitor problem loans and, from time to time, attempt to work with borrowers to manage such exposures through loan workouts or modifications that better align with the borrower’s current ability to pay. A loan restructuring or modification of terms is accounted for as a troubled debt restructuring (“TDR”) if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that we would not otherwise consider. TDR loans generally are initially placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. These loans may be returned to performing status and the accrual of interest resumed if the borrower performs under the modified terms for an extended period of time, and we expect the borrower to continue to perform in accordance with the modified terms. In certain limited circumstances in which a TDR loan is current at the modification date, the loan may remain on accrual status at the time of modification.

Table 21 presents the carrying value of loans modified as TDRs and the performance status as of August 31, 2018 and May 31, 2018. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 21: Troubled Debt Restructured Loans

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$6,261	0.03%	$6,507	0.03%
RTFC	5,967	0.02	6,092	0.02
Total TDR loans	$12,228	0.05%	$12,599	0.05%

Performance status of TDR loans:
Performing TDR loans	$12,228	0.05%	$12,599	0.05%

As indicated in Table 21 above, we did not have any TDR loans classified as nonperforming as of August 31, 2018 or May 31, 2018.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of August 31, 2018 or May 31, 2018.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three months ended August 31, 2018 and 2017.

Historical Loan Losses

In its 49-year history, CFC has experienced only 16 defaults and cumulative net charge-offs totaling $86 million for the electric utility loan portfolio. Of this amount, $67 million was attributable to electric utility power supply cooperatives and $19 million was attributable to electric distribution cooperatives. We discuss the reasons loans to electric utility cooperatives, our principal lending market, typically have a relatively low risk of default above under “Credit Concentration.”

In comparison, since RTFC’s inception in 1987, we have had 15 defaults and cumulative net charge-offs attributable to telecommunication borrowers totaling $427 million, the most significant of which was a charge-off of $354 million in fiscal year 2011. This charge-off related to outstanding loans to Innovative Communications Corporation (“ICC”), a former RTFC member, and the transfer of ICC’s assets in foreclosure to Caribbean Asset Holdings, LLC.

Outstanding loans to electric utility organizations totaled $24,813 million and accounted for 99% of our total outstanding loan portfolio as of August 31, 2018, while outstanding RTFC telecommunications loans totaled $359 million and accounted for 1% of our total outstanding loan portfolio as of August 31, 2018.

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

Table 22 summarizes changes in the allowance for loan losses for the three months ended August 31, 2018 and 2017, and provides a comparison of the allowance by company as of August 31, 2018 and May 31, 2018.

Table 22: Allowance for Loan Losses

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Beginning balance	$18,801	$37,376
Benefit for loan losses	(109)	(298)
Ending balance	$18,692	$37,078

	August 31, 2018	May 31, 2018
Allowance for loan losses by company:
CFC	$12,508	$12,300
NCSC	2,012	2,082
RTFC	4,172	4,419
Total	$18,692	$18,801

Allowance coverage ratios:
Total loans outstanding(1)	$25,171,436	$25,167,494
Percentage of total loans outstanding	0.07%	0.07%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both August 31, 2018 and May 31, 2018.

Our allowance for loan losses was $19 million as of August 31, 2018, relatively unchanged from May 31, 2018, with an allowance coverage ratio of 0.07% as of both August 31, 2018 and May 31, 2018. We had no loans classified as nonperforming as of August 31, 2018 or May 31, 2018. We experienced no charge-offs during the three months ended August 31, 2018 and 2017. Loans designated as individually impaired totaled $12 million and $13 million as of August 31, 2018 and May 31, 2018, respectively, and the specific allowance related to those loans totaled $1 million as of both August 31, 2018 and May 31, 2018.

See “MD&A—Critical Accounting Policies and Estimates—Allowance for Loan Losses” and “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for additional information on the methodology for determining our allowance for loan losses and the key assumptions. See “Note 4—Loans” of this report for additional information on the credit quality of our loan portfolio.

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

We manage our derivative counterparty credit risk by requiring that derivative counterparties participate in one of our committed bank revolving line of credit agreements; monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. Our derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of August 31, 2018. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 24% of the total outstanding notional amount of derivatives as of both August 31, 2018 and May 31, 2018.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2018. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2018. Table 23 displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2018, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 23: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$54,890	$(8,767)	$—	$(8,767)
Falls below Baa1/BBB+	7,355,092	(53,994)	44,183	(9,811)
Falls to or below Baa2/BBB (2)	528,919	—	5,012	5,012
Falls below Baa3/BBB-	255,641	(10,523)	—	(10,523)
Total	$8,194,542	$(73,284)	$49,195	$(24,089)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $265 million as of August 31, 2018. These contracts were in an unrealized loss position of $3 million as of August 31, 2018.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $75 million as of August 31, 2018. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of August 31, 2018. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

See “Item 1A. Risk Factors” in our 2018 Form 10-K for additional information about credit risk related to our business.

LIQUIDITY RISK

We define liquidity as the ability to convert assets to cash quickly and efficiently, maintain access to readily available funding and rollover or issue new debt, under both normal operating conditions and periods of CFC-specific and/or market stress, to ensure that we can meet borrower loan requests, pay current and future obligations and fund our operations on a cost-effective basis. Our primary sources of liquidity include cash flows from operations, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements. We provide a discussion of our liquidity risk-management framework and activities undertaken to manage liquidity risk in our 2018 Form 10-K under “Item 7. MD&A—Liquidity Risk—Liquidity Risk Management.”

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 24 presents the sources of our available liquidity as of August 31, 2018, compared with May 31, 2018 .

Table 24: Available Liquidity

	August 31, 2018			May 31, 2018
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$266	$—	$266	$231	$—	$231
Committed bank revolving line of credit agreements—unsecured(1)	3,085	3	3,082	3,085	3	3,082
Guaranteed Underwriter Program committed facilities—secured(2)	6,548	5,323	1,225	6,548	5,323	1,225
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,200	2,778	2,422	5,200	2,791	2,409
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured	300	—	300	300	100	200
Total	$15,399	$8,104	$7,295	$15,364	$8,217	$7,147
____________________________
(1) The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of August 31, 2018 and May 31, 2018, relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2) The committed facilities under the Guaranteed Underwriter Program are not revolving.
(3) Availability subject to market conditions.

We believe we have sufficient liquidity from the available on- and off-balance sheet liquidity sources presented above in Table 24 and our ability to issue debt to meet demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months.

Borrowing Capacity Under Current Facilities

Following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks, committed loan facilities under the Guaranteed Underwriter Program and our revolving note purchase agreements with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $3,085 million of commitments under committed bank revolving line of credit agreements as of August 31, 2018. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

Table 25 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of August 31, 2018. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of August 31, 2018.

Table 25: Committed Bank Revolving Line of Credit Agreements

	August 31, 2018
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

Our committed bank revolving line of credit agreements do not contain a material adverse change clause or rating triggers that would limit the banks’ obligations to provide funding under the terms of the agreements; however, we must be in compliance with the covenants to draw on the facilities. We have been and expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements. As such, we could draw on these facilities to repay dealer or member commercial paper that cannot be rolled over. See “Financial Ratios and Debt Covenants” below for additional information, including the specific financial ratio requirements under our committed bank revolving line of credit agreements.

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

The amount available for access under the Guaranteed Underwriter Program was $1,225 million as of August 31, 2018. Of this amount, $100 million is available for advance through January 15, 2019, $375 million is available for advance through October 15, 2019 and $750 million is available through July 15, 2022. On August 17, 2018, we executed a commitment letter for the guarantee by RUS of a $750 million loan facility from the Federal Financing Bank under the Guaranteed Underwriter Program. The amount available for access under the Guaranteed Underwriter Program, based on amounts advanced to us as of August 31, 2018, will increase to $1,975 million upon closing of the facility.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total outstanding borrowings under the Guaranteed Underwriter Program. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans” for additional information on pledged collateral.

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 24, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. On February 26, 2018, we amended our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011. Under the amended agreement, we can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $2,778 million and $2,791 million as of August 31, 2018 and May 31, 2018, respectively, under the Farmer Mac revolving note purchase agreement of $5,200 million. The available borrowing amount totaled $2,422 million as of August 31, 2018.

Our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, was amended effective July 31, 2018, to extend the maturity to December 20, 2023. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which is January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated. Under the terms of the amended second revolving note purchase agreement with Farmer Mac, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. We had no outstanding notes payable under this agreement as of August 31, 2018. We had outstanding borrowings of $100 million as of May 31, 2018 under this revolving note purchase agreement with Farmer Mac.

Pursuant to both Farmer Mac revolving note purchase agreements, we are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans” for additional information on pledged collateral.

Short-Term Borrowings and Long-Term and Subordinated Debt

Additional funding is provided by short-term borrowings and issuances of long-term and subordinated debt. We rely on short-term borrowings as a source to meet our daily, near-term funding needs. Long-term and subordinated debt represents the most significant component of our funding. The issuance of long-term debt allows us to reduce our reliance on short-term borrowings and effectively manage our refinancing and interest rate risk.

Short-Term Borrowings

Our short-term borrowings consist of commercial paper, which we offer to members and dealers, select notes and daily liquidity fund notes offered to members, and bank-bid notes and medium-term notes offered to members and dealers.

Table 26 displays the composition, by funding source, of our short-term borrowings as of August 31, 2018 and May 31, 2018. Member borrowings accounted for 75% of total short-term borrowings as of August 31, 2018, compared with 69% of total short-term borrowings as of May 31, 2018.

Table 26: Short-Term Borrowings—Funding Sources

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$2,863,756	75%	$2,631,644	69%
Capital markets	929,380	25	1,164,266	31
Total	$3,793,136	100%	$3,795,910	100%

Table 27 displays the composition, by product type, of our short-term borrowings as of August 31, 2018 and May 31, 2018.

Table 27: Short-Term Borrowings

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$929,380	4%	$1,064,266	4%
Commercial paper to members, at par	1,286,441	5	1,202,105	5
Total commercial paper	2,215,821	9	2,266,371	9
Select notes to members	799,240	3	780,472	3
Daily liquidity fund notes to members	535,090	2	400,635	2
Medium-term notes to members	242,985	1	248,432	1
Farmer Mac revolving facility	—	—	100,000	—
Total short-term borrowings	$3,793,136	15%	$3,795,910	15%

Our short-term borrowings of $3,793 million as of August 31, 2018 remained at a level consistent with short-term borrowings as of May 31, 2018. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Outstanding dealer commercial paper of $929 million and $1,064 million as of August 31, 2018 and May 31, 2018, respectively, was below our maximum threshold of $1,250 million.

Long-Term and Subordinated Debt

In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” See “Item 7. MD&A—Liquidity Risk” in our 2018 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,795 million and accounted for 85% of total debt outstanding as of August 31, 2018, almost unchanged from $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. Table 28 summarizes long-term and subordinated debt issuances and repayments during the three months ended August 31, 2018.

Table 28: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Three Months Ended August 31, 2018
(Dollars in thousands)	Issuances	Repayments(2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$—	$300,000	$(300,000)
Guaranteed Underwriter Program notes payable	—	15,399	(15,399)
Farmer Mac notes payable	—	13,965	(13,965)
Medium-term notes sold to members	48,388	55,029	(6,641)
Medium-term notes sold to dealers	301,639	10,892	290,747
Members’ subordinated certificates	471	2,378	(1,907)
Total	$350,498	$397,663	$(47,165)
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.
(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 29 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of August 31, 2018.

Table 29: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2019	$2,369,725	12%
May 31, 2020	1,518,406	7
May 31, 2021	1,793,683	9
May 31, 2022	1,891,835	9
May 31, 2023	1,148,293	5
Thereafter	12,073,212	58
Total	$20,795,154	100%
____________________________
(1)Excludes $0.3 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $273 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio composed of equity securities and held-to-maturity debt securities. We intend for our investment portfolio, which totaled $642 million and $710 million as of August 31, 2018 and May 31, 2018, respectively, to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs.

Pursuant to our investment policy and guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s or BBB- or higher by S&P or BBB- or higher by Fitch, are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities. We have the positive intent and ability to hold these securities to maturity. As such, we have classified them as held to maturity on our condensed consolidated balance sheet.

Our investment portfolio is unencumbered and structured so that securities have active secondary or resale markets under normal market conditions. The objective of the portfolio is to achieve returns commensurate with the level of risk assumed subject to CFC’s investment policy and guidelines and liquidity requirements.

We provide additional information on our investment securities in “Note 3—Investment Securities.”

Projected Near-Term Sources and Uses of Liquidity

As discussed above, our primary sources of liquidity include cash flows from operations, member loan repayments, committed bank revolving lines of credit, committed loan facilities, short-term borrowings and funds from the issuance of long-term and subordinated debt. Our primary uses of liquidity include loan advances to members, principal and interest payments on borrowings, periodic settlement payments related to derivative contracts, and operating expenses.

Table 30 below displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending February 29, 2020. Our projected liquidity position reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of August 31, 2018, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 30: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(5)

2Q FY 2019	$1,000	$340	$—	$1,340	$1,299	$403	$1,702	$277
3Q FY 2019	1,050	300	55	1,405	777	585	1,362	(48)
4Q FY 2019	650	284	—	934	506	296	802	(228)
1Q FY 2020	270	328	—	598	238	305	543	(40)
2Q FY 2020	670	340	—	1,010	685	438	1,123	68
3Q FY 2020	620	308	—	928	566	438	1,004	55
Total	$4,260	$1,900	$55	$6,215	$4,071	$2,465	$6,536	$84
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending February 29, 2020.
(2) Anticipated long-term loan repayments include scheduled long-term loan amortizations, anticipated cash repayments at repricing date and sales.
(3) Other loan repayments include anticipated short-term loan repayments.
(4) Long-term debt maturities also include medium-term notes with an original maturity of one year or less and expected early redemptions of debt.
(5) Includes net increase or decrease to dealer commercial paper, and purchases and maturity of investments.

As displayed in Table 30, we currently project long-term advances of $1,589 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,252 million by approximately $337 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 31 displays our credit ratings as of August 31, 2018, which were unchanged as of the date of the filing of this Report.

Table 31: Credit Ratings

August 31, 2018
	Moody’s	S&P	Fitch
Long-term issuer credit rating(1)	A2	A	A
Senior secured debt(2)	A1	A	A+
Senior unsecured debt(3)	A2	A	A
Subordinated debt	A3	BBB+	BBB+
Commercial paper	P-1	A-1	F1
Outlook	Stable	Stable	Stable
___________________________
(1) Based on our senior unsecured debt rating.
(2)Applies to our collateral trust bonds.

(3)Applies to our medium-term notes.

During fiscal year 2018, Moody’s and S&P affirmed our ratings and outlook. On October 1, 2018, Fitch affirmed our ratings and outlook. In order to access the commercial paper markets at attractive rates, we believe we need to maintain our current commercial paper credit ratings of P-1 by Moody’s, A-1 by S&P and F1 by Fitch. In addition, the notes payable to the Federal Financing Bank and guaranteed by RUS under the Guaranteed Underwriter Program contain a provision that if during any portion of the fiscal year, our senior secured credit ratings do not have at least two of the following ratings: (i) A3 or higher from Moody’s, (ii) A- or higher from S&P, (iii) A- or higher from Fitch or (iv) an equivalent rating from a successor rating agency to any of the above rating agencies, we may not make cash patronage capital distributions in excess of 5% of total patronage capital. See “Credit Risk—Counterparty Credit Risk—Credit Risk-Related Contingent Features” above for information on credit rating provisions related to our derivative contracts.

Financial Ratios

Our debt-to-equity ratio decreased slightly to 16.71-to-1 as of August 31, 2018, from 16.72-to-1 as of May 31, 2018, primarily due to a decline in liabilities as equity remained relatively unchanged. In July 2018, the CFC Board of Directors authorized the allocation of patronage capital of $95 million for fiscal year 2018 and the retirement of 50% of this amount, or $48 million, which was returned to members in August 2018. The increase in equity from our reported net income of $48 million for the current quarter was offset by the retirement of patronage capital.

Our adjusted debt-to-equity ratio increased to 6.21-to-1 as of August 31, 2018, from 6.18-to-1 as of May 31, 2018, due to the decrease in adjusted equity resulting from the CFC Board of Directors authorization in the current quarter to retire patronage capital of $48 million. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of August 31, 2018.

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

MARKET RISK

Interest rate risk represents our primary source of market risk. Interest rate risk is the risk to current or anticipated earnings or equity arising primarily from movements in interest rates. This risk results from differences between the timing of cash flows on our assets and the liabilities funding those assets. The timing of cash flows of our assets is impacted by re-pricing characteristics, prepayments and contractual maturities. Our interest rate risk exposure is primarily related to the funding of the fixed-rate loan portfolio. We provide a discussion of how we manage interest rate risk in our 2018 Form 10-K under “Item 7. MD&A—Market Risk—Market Risk Management.”

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

Table 32 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of August 31, 2018. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% of our total loan portfolio as of both August 31, 2018 and May 31, 2018. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 32: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/19	Two Years 6/1/19 to 5/31/21	Two Years 6/1/21 to 5/31/23	Five Years 6/1/23 to 5/31/28	10 Years 6/1/28 to 5/31/38	6/1/38 and Thereafter	Total
Asset amortization and repricing	$1,396	$3,292	$2,965	$5,636	$6,705	$3,102	$23,096
Liabilities and members’ equity:
Long-term debt (1)	$2,064	$3,308	$2,988	$5,746	$4,288	$1,192	$19,586
Subordinated certificates	12	43	57	972	154	576	1,814
Members’ equity (2)	—	23	24	105	293	919	1,364
Total liabilities and members’ equity(3)	$2,076	$3,374	$3,069	$6,823	$4,735	$2,687	$22,764
Gap (4)	$(680)	$(82)	$(104)	$(1,187)	$1,970	$415	$332

Cumulative gap	(680)	(762)	(866)	(2,053)	(83)	332
Cumulative gap as a % of total assets	(2.55)%	(2.86)%	(3.25)%	(7.70)%	(0.31)%	1.24%
Cumulative gap as a % of adjusted total assets(5)	(2.57)	(2.88)	(3.28)	(7.77)	(0.31)	1.26
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

The difference, or interest rate gap, of $332 million between the fixed-rate loans scheduled for amortization or repricing of $23,096 million and the fixed-rate liabilities and equity funding the loans of $22,764 million presented in Table 32 reflects the amount of fixed-rate assets that are funded with short-term and variable-rate debt as of August 31, 2018. The gap of

$332 million represented 1.24% of total assets and 1.26% of adjusted total assets (total assets excluding derivative assets) as of August 31, 2018. As discussed above, we manage this gap within a prescribed range because funding long-term, fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

NON-GAAP FINANCIAL MEASURES

In addition to financial measures determined in accordance with GAAP, management evaluates performance based on certain non-GAAP measures, which we refer to as “adjusted” measures. We provide a discussion of each of these non-GAAP measures in our 2018 Form 10-K under “Item 7. MD&A—Non-GAAP Measures.” Below we provide a reconciliation of our adjusted measures to the most comparable GAAP measures in this section. We believe our non-GAAP adjusted metrics, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management uses these metrics to compare operating results across financial reporting periods, for internal budgeting and forecasting purposes, for compensation decisions and for short- and long-term strategic planning decisions. In addition, certain of the financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on our adjusted measures.

Statements of Operations Non-GAAP Adjustments

Table 33 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures three months ended August 31, 2018 and 2017. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 33: Adjusted Financial Measures — Income Statement

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Interest expense	$(210,231)	$(192,731)
Include: Derivative cash settlements	(12,829)	(20,222)
Adjusted interest expense	$(223,060)	$(212,953)

Net interest income	$68,260	$73,184
Include: Derivative cash settlements	(12,829)	(20,222)
Adjusted net interest income	$55,431	$52,962

Net income	$47,978	$9,015
Exclude: Derivative forward value gains (losses)	20,012	(25,976)
Adjusted net income	$27,966	$34,991

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 34 presents our TIER and adjusted TIER for the three months ended August 31, 2018 and 2017.

Table 34: TIER and Adjusted TIER

	Three Months Ended August 31,
	2018	2017
TIER (1)	1.23	1.05

Adjusted TIER (2)	1.13	1.16
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 35 provides a reconciliation between the liabilities and equity used to calculate the debt-to-equity ratio and the adjusted debt-to-equity ratio as of August 31, 2018 and May 31, 2018. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 35: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	August 31, 2018	May 31, 2018
Total liabilities	$25,169,631	$25,184,351
Exclude:
Derivative liabilities	267,675	275,932
Debt used to fund loans guaranteed by RUS	159,179	160,865
Subordinated deferrable debt	742,445	742,410
Subordinated certificates	1,378,097	1,379,982
Adjusted total liabilities	$22,622,235	$22,625,162

Total equity	$1,506,576	$1,505,853
Exclude:
Prior year-end cumulative derivative forward value losses	(34,974)	(340,976)
Current year cumulative derivative forward value gains	20,012	306,002
Accumulated other comprehensive income (1)	1,885	1,980
Include:
Subordinated certificates	1,378,097	1,379,982
Subordinated deferrable debt	742,445	742,410
Adjusted total equity	$3,640,195	$3,661,239
____________________________
(1) Represents the AOCI related to derivatives. See “Note 10—Equity” for a breakout of our AOCI components.

Table 36 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of August 31, 2018 and May 31, 2018.

Table 36: Debt-to-Equity Ratio

	August 31, 2018	May 31, 2018
Debt-to-equity ratio (1)	16.71	16.72
Adjusted debt-to-equity ratio (2)	6.21	6.18
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Members’ Equity

Table 37 provides a reconciliation of members’ equity to total CFC equity as of August 31, 2018 and May 31, 2018.

Table 37: Members’ Equity

(Dollars in thousands)	August 31, 2018	May 31, 2018
Members’ equity:
Total CFC equity	$1,474,491	$1,474,333
Excludes:
Accumulated other comprehensive income (loss)	(214)	8,544
Current year-end cumulative derivative forward value losses	(11,160)	(30,831)
Subtotal	(11,374)	(22,287)
Members’ equity	$1,485,865	$1,496,620

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Interest income	$278,491	$265,915
Interest expense	(210,231)	(192,731)
Net interest income	68,260	73,184
Benefit for loan losses	109	298
Net interest income after benefit for loan losses	68,369	73,482
Non-interest income:
Fee and other income	3,185	3,945
Derivative gains (losses)	7,183	(46,198)
Results of operations of foreclosed assets	—	(24)
Total non-interest income	10,368	(42,277)
Non-interest expense:
Salaries and employee benefits	(12,682)	(11,823)
Other general and administrative expenses	(10,523)	(9,813)
Losses on early extinguishment of debt	(7,100)	—
Other non-interest expense	(394)	(522)
Total non-interest expense	(30,699)	(22,158)
Income before income taxes	48,038	9,047
Income tax expense	(60)	(32)
Net income	47,978	9,015
Less: Net (income) loss attributable to noncontrolling interests	(13)	118
Net income attributable to CFC	$47,965	$9,133

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Net income	$47,978	$9,015
Other comprehensive income (loss):
Unrealized losses on equity securities	—	(1,151)
Unrealized gains on cash flow hedge	24	—
Reclassification of derivative gains to net income	(119)	(192)
Defined benefit plan adjustments	131	127
Other comprehensive income (loss)	36	(1,216)
Total comprehensive income	48,014	7,799
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(13)	118
Total comprehensive income attributable to CFC	$48,001	$7,917

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	August 31, 2018	May 31, 2018
Assets:
Cash and cash equivalents	$265,905	$230,999
Restricted cash	8,597	7,825
Total cash, cash equivalents and restricted cash	274,502	238,824
Time deposits	—	100,000
Investment securities:
Equity securities	88,606	89,332
Debt securities held to maturity, at amortized cost	553,754	520,519
Total investment securities	642,360	609,851
Loans to members	25,182,654	25,178,608
Less: Allowance for loan losses	(18,692)	(18,801)
Loans to members, net	25,163,962	25,159,807
Accrued interest receivable	124,343	127,442
Other receivables	38,299	39,220
Fixed assets, net	117,549	116,031
Derivative assets	256,186	244,526
Other assets	59,006	54,503
Total assets	$26,676,207	$26,690,204

Liabilities:
Accrued interest payable	$205,898	$149,284
Debt outstanding:
Short-term borrowings	3,793,136	3,795,910
Long-term debt	18,674,932	18,714,960
Subordinated deferrable debt	742,445	742,410
Members’ subordinated certificates:
Membership subordinated certificates	630,448	630,448
Loan and guarantee subordinated certificates	526,479	528,386
Member capital securities	221,170	221,148
Total members’ subordinated certificates	1,378,097	1,379,982
Total debt outstanding	24,588,610	24,633,262
Deferred income	63,711	65,922
Derivative liabilities	267,675	275,932
Other liabilities	43,737	59,951
Total liabilities	25,169,631	25,184,351

Equity:
CFC equity:
Retained equity	1,474,705	1,465,789
Accumulated other comprehensive income (loss)	(214)	8,544
Total CFC equity	1,474,491	1,474,333
Noncontrolling interests	32,085	31,520
Total equity	1,506,576	1,505,853
Total liabilities and equity	$26,676,207	$26,690,204

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income	—	—	—	47,965	47,965	—	47,965	13	47,978
Other comprehensive income	—	—	—	—	—	36	36	—	36
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	—	(47,507)
Other	(336)	—	—	—	(336)	—	(336)	552	216
Balance as of August 31, 2018	$2,609	$763,986	$687,785	$20,325	$1,474,705	$(214)	$1,474,491	$32,085	$1,506,576

Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	—	—	—	9,133	9,133	—	9,133	(118)	9,015
Other comprehensive loss	—	—	—	—	—	(1,216)	(1,216)	—	(1,216)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(356)	—	—	—	(356)	—	(356)	552	196
Balance as of August 31, 2017	$2,544	$716,481	$630,305	$(328,995)	$1,020,335	$11,959	$1,032,294	$29,286	$1,061,580

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$47,978	$9,015
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(2,609)	(3,229)
Amortization of debt issuance costs and deferred charges	3,003	2,478
Amortization of discount on long-term debt	2,802	2,473
Amortization of issuance costs for bank revolving lines of credit	1,328	1,317
Depreciation and amortization	2,230	1,862
Benefit for loan losses	(109)	(298)
Loss on early extinguishment of debt	7,100	—
Derivative forward value (gains) losses	(20,012)	25,976
Changes in operating assets and liabilities:
Accrued interest receivable	3,099	(422)
Accrued interest payable	56,614	57,996
Deferred income	398	(57)
Other	(20,092)	(9,156)
Net cash provided by operating activities	81,730	87,955

Cash flows from investing activities:
Advances on loans, net	(3,942)	(274,696)
Investment in fixed assets	(4,253)	(3,410)
Net proceeds from time deposits	100,000	100,000
Purchases of held-to-maturity investments	(40,684)	—
Proceeds from maturities of held-to-maturity investments	7,339	—
Net cash provided by (used in) investing activities	58,460	(178,106)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	29,246	(301,261)
Proceeds from short-term borrowings with original maturity greater than 90 days	296,242	273,436
Repayments of short term-debt with original maturity greater than 90 days	(328,262)	(240,415)
Proceeds from issuance of long-term debt, net of discount and issuance costs	349,509	580,008
Payments for retirement of long-term debt	(395,284)	(111,700)
Payments made on early extinguishment of debt	(7,100)	—
Proceeds from issuance of members’ subordinated certificates	471	1,627
Payments for retirement of members’ subordinated certificates	(2,378)	(2,445)
Payments for retirement of patronage capital	(46,956)	(4,859)
Net cash (used in) provided by financing activities	(104,512)	194,391
Net increase in cash, cash equivalents and restricted cash	35,678	104,240
Beginning cash, cash equivalents and restricted cash	238,824	188,421
Ending cash, cash equivalents and restricted cash	$274,502	$292,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$148,063	$129,785
Cash paid for income taxes	—	25

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period. Management’s most significant estimates and assumptions involve determining the allowance for loan losses and the fair value of financial assets and liabilities. Actual results could differ from these estimates. We believe these financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire fiscal year. Certain reclassifications have been made to prior periods to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in CFC’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018 (“2018 Form 10-K”). Refer to “Note 1—Summary of Significant Accounting Policies” in our 2018 Form 10-K for a discussion of our significant accounting policies.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of August 31, 2018 or May 31, 2018. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs which are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, totaled $9 million and $8 million as of August 31, 2018 and May 31, 2018, respectively, and consists primarily of member funds held in escrow for certain specifically designated cooperative programs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Income

The following table presents interest income, by interest-earning asset category, for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$251,801	$249,364
Long-term variable-rate loans	9,381	5,863
Line of credit loans	11,633	8,707
TDR loans(2)	218	226
Other income, net(3)	(325)	(232)
Total loans	272,708	263,928
Cash, time deposits and investment securities	5,783	1,987
Total interest income	$278,491	$265,915
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructured (“TDR”) loans.
(3)Consists of late payment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $64 million and $66 million as of August 31, 2018 and May 31, 2018, respectively, consists primarily of deferred loan conversion fees totaling $58 million and $60 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Interest expense by debt product type:(1)(2)
Short-term borrowings	$19,419	$10,539
Medium-term notes	32,410	25,116
Collateral trust bonds	77,705	85,277
Guaranteed Underwriter Program notes payable	35,334	35,602
Farmer Mac notes payable	21,111	11,490
Other notes payable	322	390
Subordinated deferrable debt	9,417	9,416
Subordinated certificates	14,513	14,901
Total interest expense	$210,231	$192,731
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

Recent Accounting Changes and Other Developments

Accounting Standards Adopted in Fiscal Year 2019

Statement of Cash Flows—Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows—Restricted Cash, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires that the statement of cash flows explain the change in the beginning-of-period and end-of-period total of cash, cash equivalents and restricted cash. Under previous guidance, we were required to explain the total change in cash and cash equivalents during the period. We adopted this guidance on June 1, 2018 on a retrospective basis. We made corresponding changes on our consolidated balance sheet to present a total for cash and cash equivalents and restricted cash.

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. Under this guidance, investments in equity securities must be measured at fair value through earnings, with certain exceptions, and entities can no longer classify investments in equity securities as available for sale or trading. We adopted this guidance on June 1, 2018 on a modified retrospective basis and recorded a cumulative-effect adjustment that increased retained earnings by $9 million as a result of the transition adjustment to reclassify unrealized gains related to our equity securities from accumulated other comprehensive income (“AOCI”) to retained earnings. As a result of adopting this guidance, our investments in equity securities are no longer classified as available for sale and unrealized holding gains and losses are recorded in earnings. Previously, our equity securities were classified as available for sale and unrealized holding gains and losses were recorded in other comprehensive income.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets. This guidance applies to all contracts with customers to provide goods or services in the ordinary course of business, except for certain contracts specifically excluded from the scope, including financial instruments, guarantees, insurance contracts and leases. As a financial institution, substantially all of our revenue is in the form of interest income derived from financial instruments, primarily our investments in loans and securities. We adopted this guidance on June 1, 2018. Given the scope exception for financial instruments, the adoption of the guidance did not have an impact on our condensed consolidated financial statements and does not affect our accounting.

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in any interim period or fiscal

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

year before the effective date. The guidance is effective for us beginning June 1, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk management activities and simplifies certain hedge documentation and assessment requirement. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2019. Hedge accounting is elective, and we currently apply hedge accounting on a limited basis, specifically when we enter into treasury rate lock agreements. If we continue to elect not to apply hedge accounting to our interest rate swaps, the adoption of the new guidance will not have a material impact on our consolidated financial statements.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s condensed consolidated financial statements, after intercompany eliminations, as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Total loans outstanding	$1,139,508	$1,149,574
Other assets	10,897	10,280
Total assets	$1,150,405	$1,159,854

Long-term debt	$8,000	$8,000
Other liabilities	33,943	33,923
Total liabilities	$41,943	$41,923

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,106,813	1,116,465
Credit enhancements:
CFC third-party guarantees	13,779	12,005
Other credit enhancements	14,314	14,655
Total credit enhancements(2)	28,093	26,660
Total outstanding commitments	1,134,906	1,143,125
CFC available credit commitments	$4,365,094	$4,356,875
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $30 million. The maturities for obligations guaranteed by CFC extend through 2031.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—INVESTMENT SECURITIES

We currently hold investments in equity and debt securities. We record purchases and sales of our investment securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification.

Equity Securities

We previously had investments in equity securities that were classified as available for sale as of May 31, 2018. The unrealized gains and losses on these securities were recorded in other comprehensive income. Effective with our
June 1, 2018 adoption of the financial instrument accounting standard on the recognition and measurement of financial assets and financial liabilities, unrealized gains and losses on equity securities are required to be recorded in earnings. The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Equity securities at fair value:
Farmer Mac—series A non-cumulative preferred stock	$30,372	$30,480
Farmer Mac—series B non-cumulative preferred stock	25,880	26,000
Farmer Mac—series C non-cumulative preferred stock	26,440	25,872
Farmer Mac—class A common stock	5,914	6,980
Total equity securities at fair value	$88,606	$89,332

We recorded unrealized losses on our investments in equity securities of $1 million in earnings during the three months ended August 31, 2018. These unrealized losses are presented in fee and other income on our condensed consolidated statements of income. We recorded unrealized losses on our investments in equity securities of $1 million in other comprehensive income during the three months ended August 31, 2017. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 10—Equity—Accumulated Other Comprehensive Income.”

Debt Securities

We currently classify and account for our investments in debt securities as held to maturity (“HTM”) because we have the positive intent and ability to hold these securities to maturity. If we acquire debt securities that we may sell prior to maturity in response to changes in our investment strategy, liquidity needs, credit risk mitigating considerations, market risk profile or for other reasons, we would classify such securities as available for sale. We report debt securities classified as HTM on our condensed consolidated balance sheets at amortized cost. Interest income, including amortization of premiums and accretion of discounts, is generally recognized over the contractual life of the securities based on the effective yield method.

Pursuant to our investment policy guidelines, all fixed-income debt securities, at the time of purchase, must be rated at least investment grade and on stable outlook based on external credit ratings from at least two of the leading global credit rating agencies, when available, or the corresponding equivalent, when not available. Securities rated investment grade, that is those rated Baa3 or higher by Moody’s Investors Service (“Moody’s”) or BBB- or higher by S&P or BBB- or higher by Fitch Ratings Inc. (“Fitch”), are generally considered by the rating agencies to be of lower credit risk than non-investment grade securities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our investment securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of August 31, 2018 and May 31, 2018.

	August 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$3,650	$—	$—	$3,650
Commercial paper	9,037	—	—	9,037
U.S. agency debt securities	2,431	12	—	2,443
Corporate debt securities	468,059	737	(4,430)	464,366
Commercial MBS:
Agency	7,342	50	(1)	7,391
Non-agency	3,453	2	(4)	3,451
Total commercial MBS	10,795	52	(5)	10,842
U.S. state and municipality debt securities	9,617	37	—	9,654
Foreign government debt securities	1,241	5	—	1,246
Other ABS(1)	48,924	14	(202)	48,736
Total debt securities held to maturity	$553,754	$857	$(4,637)	$549,974

	May 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$5,148	$—	$—	$5,148
Commercial paper	9,134	—	—	9,134
U.S. agency debt securities	2,000	16	—	2,016
Corporate debt securities	455,721	714	(4,595)	451,840
Commercial MBS:
Agency	7,024	63	—	7,087
Non-agency	3,453	3	(3)	3,453
Total commercial MBS	10,477	66	(3)	10,540
U.S. state and municipality debt securities	2,147	24	—	2,171
Foreign government debt securities	1,241	9	—	1,250
Other ABS(1)	34,651	11	(215)	34,447
Total debt securities held to maturity	$520,519	$840	$(4,813)	$516,546
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of August 31, 2018 and May 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	August 31, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held to maturity:
Corporate bonds	$274,163	$(4,430)	$—	$—	$274,163	$(4,430)
Commercial MBS:
Agency	341	(1)	—	—	341	(1)
Non-agency	1,450	(4)	—	—	1,450	(4)
Total commercial MBS	1,791	(5)	—	—	1,791	(5)
Other ABS(1)	33,674	(202)	—	—	33,674	(202)
Total investment securities	$309,628	$(4,637)	$—	$—	$309,628	$(4,637)

	May 31, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to maturity:
Corporate debt securities	$280,139	$(4,595)	$—	$—	$280,139	$(4,595)
Commercial MBS, non-agency	1,451	(3)	—	—	1,451	(3)
Other ABS(1)	27,012	(215)	—	—	27,012	(215)
Total investment securities	$308,602	$(4,813)	$—	$—	$308,602	$(4,813)
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 271 as of August 31, 2018. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our HTM investment securities as of August 31, 2018 and May 31, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2018
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$3,650	$—	$—	$—	$3,650
Commercial paper	9,037	—	—	—	9,037
U.S. agency debt securities	—	2,431	—	—	2,431
Corporate debt securities	14,347	382,249	71,463	—	468,059
Commercial MBS:
Agency	—	342	7,000	—	7,342
Non-agency	—	—	—	3,453	3,453
Total commercial MBS	—	342	7,000	3,453	10,795
U.S. state and municipality debt securities	—	5,484	4,133	—	9,617
Foreign government debt securities	—	1,241	—	—	1,241
Other ABS(1)	—	46,483	2,441	—	48,924
Total	$27,034	$438,230	$85,037	$3,453	$553,754

Fair value:
Certificates of deposit	$3,650	$—	$—	$—	$3,650
Commercial paper	9,037	—	—	—	9,037
U.S. agency debt securities	—	2,443	—	—	2,443
Corporate debt securities	14,283	378,300	71,783	—	464,366
Commercial MBS:
Agency	—	341	7,050	—	7,391
Non-Agency	—	—	—	3,451	3,451
Total Commercial MBS	—	341	7,050	3,451	10,842
U.S. State and Municipality Debt Securities	—	5,492	4,162	—	9,654
Foreign Government Debt Securities	—	1,246	—	—	1,246
Other ABS(1)	—	46,290	2,446	—	48,736
Total	$26,970	$434,112	$85,441	$3,451	$549,974

Weighted average coupon(2)	2.00%	2.85%	3.56%	2.89%	2.92%

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2018
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$5,148	$—	$—	$—	$5,148
Commercial paper	9,134	—	—	—	9,134
U.S. agency debt securities	—	2,000	—	—	2,000
Corporate debt securities	9,111	377,384	69,226	—	455,721
Commercial MBS:
Agency	—	—	7,024	—	7,024
Non-Agency	—	—	—	3,453	3,453
Total Commercial MBS	—	—	7,024	3,453	10,477
U.S. State and Municipality Debt Securities	—	—	2,147	—	2,147
Foreign Government Debt Securities	—	1,241	—	—	1,241
Other ABS(1)	—	33,357	1,294	—	34,651
Total	$23,393	$413,982	$79,691	$3,453	$520,519

Fair value:
Certificates of deposit	$5,148	$—	$—	$—	$5,148
Commercial paper	9,134	—	—	—	9,134
U.S. agency debt securities	—	2,016	—	—	2,016
Corporate debt securities	9,056	373,284	69,500	—	451,840
Commercial MBS:
Agency	—	—	7,087	—	7,087
Non-Agency	—	—	—	3,453	3,453
Total Commercial MBS	—	—	7,087	3,453	10,540
U.S. State and Municipality Debt Securities	—	—	2,171	—	2,171
Foreign Government Debt Securities	—	1,250	—	—	1,250
Other ABS(1)	—	33,157	1,290	—	34,447
Total	$23,338	$409,707	$80,048	$3,453	$516,546

Weighted average coupon(2)	1.81%	2.84%	3.60%	2.74%	2.91%
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.
(2)Calculated based on the weighted average coupon rate, which excludes the impact of amortization of premium and accretion of discount.

The average contractual maturity and weighted average coupon of our HTM investment securities was four years and 2.92%, respectively, as of August 31, 2018. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of August 31, 2018.

Realized Gains and Losses

We did not sell any of our investment securities during the three months ended August 31, 2018, and therefore have not recorded any realized gains or losses.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—LOANS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of August 31, 2018 and May 31, 2018.

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$22,682,597	$—	$22,696,185	$—
Variable rate	1,111,679	5,103,629	1,039,491	4,952,834
Total long-term loans	23,794,276	5,103,629	23,735,676	4,952,834
Lines of credit	1,377,160	7,804,966	1,431,818	7,692,784
Total loans outstanding	25,171,436	12,908,595	25,167,494	12,645,618
Deferred loan origination costs	11,218	—	11,114	—
Loans to members	$25,182,654	$12,908,595	$25,178,608	$12,645,618

Member class:
CFC:
Distribution	$19,638,104	$8,384,392	$19,551,511	$8,188,376
Power supply	4,320,866	3,463,774	4,397,353	3,407,095
Statewide and associate	72,959	140,227	69,055	128,025
Total CFC	24,031,929	11,988,393	24,017,919	11,723,496
NCSC	780,892	614,200	786,457	624,663
RTFC	358,615	306,002	363,118	297,459
Total loans outstanding	25,171,436	12,908,595	25,167,494	12,645,618
Deferred loan origination costs	11,218	—	11,114	—
Loans to members	$25,182,654	$12,908,595	$25,178,608	$12,645,618
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of August 31, 2018 and the related maturities by fiscal year and thereafter by loan type:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,804,966	$504,426	$4,144,522	$889,426	$860,833	$1,304,869	$100,890
Long-term loans	5,103,629	732,028	556,221	620,100	1,652,454	1,224,865	317,961
Total	$12,908,595	$1,236,454	$4,700,743	$1,509,526	$2,513,287	$2,529,734	$418,851

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of August 31, 2018, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,104 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,909 million as of August 31, 2018 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The substantial majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $9,962 million and $9,789 million as of August 31, 2018 and May 31, 2018, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,947 million and $2,857 million as of August 31, 2018 and May 31, 2018, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of August 31, 2018.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$2,946,596	$218,571	$458,236	$454,348	$609,513	$1,147,488	$58,440

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We did not have any loan sales during the three months ended August 31, 2018. We sold CFC loans with outstanding balances totaling $70 million, at par for cash, during the three months ended August 31, 2017. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of August 31, 2018 and May 31, 2018. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,393,917	$8,643,344
RUS-guaranteed loans qualifying as permitted investments	139,208	140,680
Total pledged collateral	$8,533,125	$8,784,024
Collateral trust bonds outstanding	7,397,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$239,509	$243,418
Collateral trust bonds outstanding	220,000	220,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,204,521	$3,331,775
Notes payable outstanding	2,777,532	2,891,496

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$12,178	$12,615
Cash	671	415
Total pledged collateral	$12,849	$13,030
Notes payable outstanding	11,556	11,556

Federal Financing Bank:
Distribution and power supply system mortgage notes	$5,560,856	$5,772,750
Notes payable outstanding	4,840,976	4,856,375

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States and its territories,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 216 associates as of August 31, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both August 31, 2018 and May 31, 2018. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks.

Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of August 31, 2018, unchanged from May 31, 2018. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The combined exposure of loans and guarantees outstanding for our 20 largest borrowers was 23% as of both August 31, 2018 and May 31, 2018. The 20 largest borrowers consisted of nine distribution systems, 10 power supply systems and one NCSC associate member as of both August 31, 2018 and May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both August 31, 2018 and May 31, 2018.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $651 million and $660 million as of August 31, 2018 and May 31, 2018, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of August 31, 2018. Also, we had long-term loans totaling $159 million and $161 million as of August 31, 2018 and May 31, 2018, respectively, guaranteed by RUS.

Credit Quality

Assessing the overall credit quality of our loan portfolio and measuring our credit risk is an ongoing process that involves tracking payment status, charge-offs, troubled debt restructurings, nonperforming and impaired loans, the internal risk ratings of our borrowers and other indicators of credit risk. We monitor and subject each borrower and loan facility in our loan portfolio to an individual risk assessment based on quantitative and qualitative factors. Internal risk ratings and payment status trends are indicators, among others, of the probability of borrower default and level of credit risk in our loan portfolio.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of August 31, 2018 and May 31, 2018. As indicated in the table, we did not have any past due loans as of either August 31, 2018 or May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,638,104	$—	$—	$—	$19,638,104	$—
Power supply	4,320,866	—	—	—	4,320,866	—
Statewide and associate	72,959	—	—	—	72,959	—
CFC total	24,031,929	—	—	—	24,031,929	—
NCSC	780,892	—	—	—	780,892	—
RTFC	358,615	—	—	—	358,615	—
Total loans outstanding	$25,171,436	$—	$—	$—	$25,171,436	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,551,511	$—	$—	$—	$19,551,511	$—
Power supply	4,397,353	—	—	—	4,397,353	—
Statewide and associate	69,055	—	—	—	69,055	—
CFC total	24,017,919	—	—	—	24,017,919	—
NCSC	786,457	—	—	—	786,457	—
RTFC	363,118	—	—	—	363,118	—
Total loans outstanding	$25,167,494	$—	$—	$—	$25,167,494	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the three months ended August 31, 2018. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of August 31, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2018			May 31, 2018
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,261	0.03%	$—	$6,507	0.03%	$—
RTFC	5,967	0.02	—	6,092	0.02	—
Total performing TDR loans	12,228	0.05	—	12,599	0.05	—
Total TDR loans	$12,228	0.05%	$—	$12,599	0.05%	$—

We did not have any TDR loans classified as nonperforming as of August 31, 2018 or May 31, 2018. TDR loans classified as performing as of August 31, 2018 and May 31, 2018 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had a line of credit facility, restricted for fuel purchases only, totaling $6 million as of both August 31, 2018 and May 31, 2018. The outstanding amount under this facility totaled less than $1 million as of both August 31, 2018 and May 31, 2018, and was classified as performing as of each respective date.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either August 31, 2018 or May 31, 2018.

We had no foregone interest income for loans on nonaccrual status during the three months ended August 31, 2018 and 2017.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of August 31, 2018 and May 31, 2018.

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,261	$—	$6,507	$—

With a specific allowance recorded:
RTFC	5,967	1,175	6,092	1,198
Total impaired loans	$12,228	$1,175	$12,599	$1,198

The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three months ended August 31, 2018 and 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,
	2018	2017	2018	2017
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,504	$6,574	$142	$144
RTFC	6,048	6,548	76	82
Total impaired loans	$12,552	$13,122	$218	$226

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three months ended August 31, 2018 or 2017.

Internal Risk Ratings of Loans

As part of our credit risk management process, we monitor and evaluate each borrower and loan in our loan portfolio and assign internal borrower and loan facility risk ratings based on quantitative and qualitative assessments. Our borrower risk ratings are intended to assess probability of default. Each risk rating is reassessed annually following the receipt of the borrower’s audited financial statements; however, interim risk-rating downgrades or upgrades may occur as a result of significant developments or trends. Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with criticized divided between special mention, substandard and doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Following is a description of each rating category.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings used in the estimation of our allowance for loan losses as of August 31, 2018 and May 31, 2018.

	August 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,507,777	$6,358	$123,969	$—	$19,638,104
Power supply	4,272,061	—	48,805	—	4,320,866
Statewide and associate	72,959	—	—	—	72,959
CFC total	23,852,797	6,358	172,774	—	24,031,929
NCSC	780,892	—	—	—	780,892
RTFC	352,202	446	5,967	—	358,615
Total loans outstanding	$24,985,891	$6,804	$178,741	$—	$25,171,436

	May 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,429,121	$6,853	$115,537	$—	$19,551,511
Power supply	4,348,328	—	49,025	—	4,397,353
Statewide and associate	69,055	—	—	—	69,055
CFC total	23,846,504	6,853	164,562	—	24,017,919
NCSC	786,457	—	—	—	786,457
RTFC	356,503	523	6,092	—	363,118
Total loans outstanding	$24,989,464	$7,376	$170,654	$—	$25,167,494

We had loans to one electric distribution cooperative borrower and its subsidiary totaling $173 million and $165 million as of August 31, 2018 and May 31, 2018, respectively, that were classified as substandard. The electric distribution cooperative owns and operates a distribution and transmission system and is in the early stages of deploying retail broadband service. The borrower is currently experiencing financial difficulties due to recent net losses and weak cash flows. The borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower operates in a territory that is not rate-regulated and has the ability to adjust its electric rates to cover operating costs and service debt. Of the outstanding amount, all but $17 million and $7 million was secured under our typical collateral requirements for long-term loan advances as of August 31, 2018 and May 31, 2018, respectively. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of either August 31, 2018 or May 31, 2018.

NOTE 5—ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses that represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Our allowance for loan losses consists of a collective allowance for loans in our portfolio that are not individually impaired and a specific allowance for loans identified as individually impaired. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is separately reported on our consolidated statement of income.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for loan losses	208	(70)	(247)	(109)
Balance as of August 31, 2018	$12,508	$2,012	$4,172	$18,692

	Three Months Ended August 31, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Provision (benefit) for loan losses	22	(174)	(146)	(298)
Balance as of August 31, 2017	$29,521	$2,736	$4,821	$37,078

The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of August 31, 2018 and May 31, 2018.

	August 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,508	$2,012	$2,997	$17,517
Specific allowance	—	—	1,175	1,175
Total ending balance of the allowance	$12,508	$2,012	$4,172	$18,692

Recorded investment in loans:
Collectively evaluated loans	$24,025,668	$780,892	$352,648	$25,159,208
Individually evaluated loans	6,261	—	5,967	12,228
Total recorded investment in loans	$24,031,929	$780,892	$358,615	$25,171,436

Total recorded investment in loans, net(1)	$24,019,421	$778,880	$354,443	$25,152,744

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	May 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,300	$2,082	$3,221	$17,603
Specific allowance	—	—	1,198	1,198
Total ending balance of the allowance	$12,300	$2,082	$4,419	$18,801

Recorded investment in loans:
Collectively evaluated loans	$24,011,412	$786,457	$357,026	$25,154,895
Individually evaluated loans	6,507	—	6,092	12,599
Total recorded investment in loans	$24,017,919	$786,457	$363,118	$25,167,494

Total recorded investment in loans, net(1)	$24,005,619	$784,375	$358,699	$25,148,693
____________________________
(1) Excludes unamortized deferred loan origination costs of $11 million as of both August 31, 2018 and May 31, 2018.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both August 31, 2018 and May 31, 2018.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,793 million and accounted for 15% of total debt outstanding as of August 31, 2018, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. The following table displays short-term borrowings outstanding as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Short-term borrowings:
Commercial paper sold through dealers, net of discounts	$929,380	$1,064,266
Commercial paper sold directly to members, at par	1,286,441	1,202,105
Select notes	799,240	780,472
Daily liquidity fund notes	535,090	400,635
Farmer Mac revolving facility	—	100,000
Medium-term notes sold to members	242,985	248,432
Total short-term borrowings	$3,793,136	$3,795,910

Committed Bank Revolving Line of Credit Agreements

We had $3,085 million of commitments under committed bank revolving line of credit agreements as of both August 31, 2018 and May 31, 2018. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of August 31, 2018 and May 31, 2018.

	August 31, 2018			May 31, 2018
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$1,492	$—	$1,492	$1,492	$—	$1,492	November 20, 2020	7.5 bps
5-year agreement	1,593	3	1,590	1,593	3	1,590	November 20, 2022	10 bps
Total	$3,085	$3	$3,082	$3,085	$3	$3,082
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of August 31, 2018 or May 31, 2018, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,317,219	$3,026,472
Medium-term notes sold to members	388,748	395,389
Subtotal medium-term notes	3,705,967	3,421,861
Unamortized discount	(1,175)	(1,256)
Debt issuance costs	(21,844)	(22,237)
Total unsecured medium-term notes	3,682,948	3,398,368
Unsecured notes payable	18,892	18,892
Unamortized discount	(253)	(277)
Debt issuance costs	(62)	(68)
Total unsecured notes payable	18,577	18,547
Total unsecured long-term debt	3,701,525	3,416,915
Secured long-term debt:
Collateral trust bonds	7,617,711	7,917,711
Unamortized discount	(247,723)	(250,421)
Debt issuance costs	(26,419)	(28,197)
Total collateral trust bonds	7,343,569	7,639,093
Guaranteed Underwriter Program notes payable	4,840,976	4,856,375
Debt issuance costs	—	(232)
Total Guaranteed Underwriter Program notes payable	4,840,976	4,856,143
Farmer Mac notes payable	2,777,532	2,791,496
Other secured notes payable	11,556	11,556
Debt issuance costs	(226)	(243)
Total other secured notes payable	11,330	11,313
Total secured notes payable	7,629,838	7,658,952
Total secured long-term debt	14,973,407	15,298,045
Total long-term debt	$18,674,932	$18,714,960

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.

On July 12, 2018, we redeemed $300 million of the $1 billion 10.375% collateral trust bonds due November 1, 2018, at a premium of $7 million.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Secured Notes Payable

We had outstanding secured notes payable totaling $4,841 million and $4,856 million as of August 31, 2018 and May 31, 2018, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. We had up to $1,225 million available for access under the Guaranteed Underwriter Program as of August 31, 2018.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under this program.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. On February 26, 2018, we amended our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011. Under the amended agreement, we can currently borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $2,778 million and $2,791 million as of August 31, 2018 and May 31, 2018, respectively.

Our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, was amended effective July 31, 2018 to extend the maturity to December 20, 2023. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which is January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated. Under the terms of the amended second revolving note purchase agreement with Farmer Mac, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of August 31, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,555)	(7,590)
Total subordinated deferrable debt	$742,445	$742,410

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements and derivative forward value amounts, are recognized in our consolidated statements of income under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of OCI, to the extent that the hedge relationships are effective, and reclassified AOCI to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our consolidated statement of income.

We generally do not designate interest rate swaps, which currently represent all of our outstanding derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of income under derivative gains (losses). Net periodic cash settlements related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

Outstanding Notional Amount of Derivatives not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of August 31, 2018 and May 31, 2018. The

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	August 31, 2018			May 31, 2018
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,474,762	2.82%	2.34%	$6,987,999	2.83%	2.30%
Receive-fixed swaps	3,699,000	2.96	2.52	3,824,000	2.93	2.50
Total interest rate swaps	11,173,762	2.87	2.40	10,811,999	2.86	2.37
Forward pay-fixed swaps	65,000			256,154
Total	$11,238,762			$11,068,153

Cash Flow Hedge

In anticipation of the repricing of $100 million in notes payable outstanding under the Guaranteed Underwriter Program, we entered into a treasury rate lock agreement with a notional amount of $100 million on May 25, 2018. The agreement, which matures on October 12, 2018, was designated as a cash flow hedge of the forecasted transaction. This cash flow hedge was recorded at fair value on our condensed consolidated balance sheets as of August 31, 2018, and the related unrealized loss of $1 million was recorded in AOCI.

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type, as of August 31, 2018 and May 31, 2018.

	August 31, 2018		May 31, 2018
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$256,186	$5,391,495	$244,526	$5,264,971

Derivative liabilities:
Treasury rate lock—cash flow hedge	$1,036	$100,000	$1,059	$100,000
Interest rate swaps	266,639	5,847,267	274,873	5,803,182
Total derivative liabilities	$267,675	$5,947,267	$275,932	$5,903,182

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of August 31, 2018 and May 31, 2018, and provides information on the impact of netting provisions and collateral pledged.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$256,186	$—	$256,186	$196,187	$—	$59,999
Derivative liabilities:
Treasury rate lock—cash flow hedge	1,036	—	1,036	—	—	1,036
Interest rate swaps	266,639	—	266,639	196,187	—	70,452

	May 31, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$244,526	$—	$244,526	$196,633	$—	$47,893
Derivative liabilities:
Treasury rate lock—cash flow hedge	1,059	—	1,059	—	—	1,059
Interest rate swaps	274,873	—	274,873	196,633	—	78,240

Impact of Derivatives on Condensed Consolidated Statements of Income and AOCI

Derivative gains (losses) reported in our condensed consolidated statements of income consist of derivative cash settlements and derivative forward value gains (losses). Derivative cash settlements represent net contractual interest expense accruals on interest rate swaps during the period. The derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in the estimate of future interest rates over the remaining life of our derivative contracts.

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of income for our interest rate swaps for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31,
(Dollars in thousands)	2018	2017
Derivative cash settlements	$(12,829)	$(20,222)
Derivative forward value gains (losses)	20,012	(25,976)
Derivative gains (losses)	$7,183	$(46,198)

As described above, during fiscal year 2018, we entered into a treasury rate lock agreement that was designated as a cash flow hedge of a forecasted transaction. A related unrealized gain of less than $1 million was recorded in AOCI for the three months ended August 31, 2018.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of August 31, 2018. Both Moody’s and S&P had our ratings on stable outlook as of August 31, 2018. The following table displays the notional amounts of our derivative contracts with rating triggers as of August 31, 2018, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$54,890	$(8,767)	$—	$(8,767)
Falls below Baa1/BBB+	7,355,092	(53,994)	44,183	(9,811)
Falls to or below Baa2/BBB (2)	528,919	—	5,012	5,012
Falls below Baa3/BBB-	255,641	(10,523)	—	(10,523)
Total	$8,194,542	$(73,284)	$49,195	$(24,089)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $265 million as of August 31, 2018. These contracts were in an unrealized loss position of $3 million as of August 31, 2018.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 24% of the total outstanding notional amount of derivatives as of both August 31, 2018 and May 31, 2018. The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $75 million as of August 31, 2018.

NOTE 10—EQUITY

Total equity of $1,507 million as of August 31, 2018 remained relatively unchanged compared to May 31, 2018, as our reported net income of $48 million for the three months ended August 31, 2018, was offset by the patronage capital retirement of $48 million in August 2018. The following table presents the components of equity as of August 31, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	August 31, 2018	May 31, 2018
Membership fees	$969	$969
Educational fund	1,640	1,976
Total membership fees and educational fund	2,609	2,945
Patronage capital allocated	763,986	811,493
Members’ capital reserve	687,785	687,785
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(30,831)	(332,525)
Current year derivative forward value gains (1)	19,671	301,694
Current period-end cumulative derivative forward value losses(1)	(11,160)	(30,831)
Other unallocated net income (loss)	31,485	(5,603)
Unallocated net income (loss)	20,325	(36,434)
CFC retained equity	1,474,705	1,465,789
Accumulated other comprehensive income (loss)	(214)	8,544
Total CFC equity	1,474,491	1,474,333
Noncontrolling interests	32,085	31,520
Total equity	$1,506,576	$1,505,853
____________________________
(1) Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the consolidated variable interest entities NCSC and RTFC. See “Note 13—Business Segments” for the separate statements of income for CFC .

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

In July 2018, the CFC Board of Directors authorized the retirement of allocated net earnings totaling $48 million, representing 50% of the fiscal year 2018 allocation. This amount was returned to members in cash in August 2018. The remaining portion of the allocated amount will be retained by CFC for 25 years under guidelines adopted by the CFC Board of Directors in June 2009.

The CFC Board of Directors is required to make annual allocations of adjusted net income, if any. CFC has made annual retirements of allocated net earnings in 39 of the last 40 fiscal years; however, future retirements of allocated amounts are determined based on CFC’s financial condition. The CFC Board of Directors has the authority to change the current practice for allocating and retiring net earnings at any time, subject to applicable laws. See “Item 1. Business—Allocation and Retirement of Patronage Capital” of our 2018 Form 10-K for additional information.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect of changes from adoption of new accounting standards(1)	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	24	—	24
(Gains) losses reclassified into earnings	—	(119)	—	131	12
Other comprehensive income (loss)	—	(119)	24	131	36
Ending balance	$—	$2,920	$(1,035)	$(2,099)	$(214)

	Three Months Ended August 31, 2017
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,531	$171	$(2,543)	$13,175
Unrealized losses	(1,151)	—	—	—	(1,151)
Gains (losses) reclassified into earnings	—	(124)	(68)	127	(65)
Other comprehensive income (loss)	(1,151)	(124)	(68)	127	(1,216)
Ending balance	$10,865	$3,407	$103	$(2,416)	$11,959
____________________________
(1) Represents the adjustment to AOCI as a result of the new accounting standards adopted during the three months ended August 31, 2018, see “Note 1—Summary of Significant Accounting Policies.

We expect to reclassify less than $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of August 31, 2018 and May 31, 2018.

(Dollars in thousands)	August 31, 2018	May 31, 2018
Total by type:
Long-term tax-exempt bonds(1)	$316,385	$316,985
Letters of credit(2)	316,731	343,970
Other guarantees	143,571	144,206
Total	$776,687	$805,161

Total by member class:
CFC:
Distribution	$197,527	$201,993
Power supply	561,999	587,837
Statewide and associate	3,382	3,326
CFC total	762,908	793,156
NCSC	12,205	10,431
RTFC	1,574	1,574
Total	$776,687	$805,161
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

Long-term tax-exempt bonds of $316 million and $317 million as of August 31, 2018 and May 31, 2018, respectively, included $249 million and $250 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $67 million as of August 31, 2018 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $67 million and related interest through maturity, totaled $94 million as of August 31, 2018. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $317 million and $344 million as of August 31, 2018 and May 31, 2018, respectively, $119 million and $120 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of August 31, 2018. The maturities for the outstanding letters of credit as of August 31, 2018 extend through calendar year 2028.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of August 31, 2018, we may be required to issue up to an additional $67 million in letters of credit to third parties for the benefit of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of August 31, 2018. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $144 million and $145 million as of August 31, 2018 and May 31, 2018, respectively, all of which were unsecured. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $316 million and $344 million and represented 41% and 43% of total guarantees as of August 31, 2018 and May 31, 2018, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $249 million of variable-rate tax-exempt bonds as of August 31, 2018, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the three months ended August 31, 2018 or the prior fiscal year.

Guarantee Liability

As of August 31, 2018 and May 31, 2018, we recorded a guarantee liability of $10 million and $11 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both August 31, 2018 and May 31, 2018, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $9 million and $10 million as of August 31, 2018 and May 31, 2018, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

NOTE 12—FAIR VALUE MEASUREMENT

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy, in priority order, include Level 1, Level 2 and Level 3. For additional information regarding the fair value hierarchy and a description of the methodologies we use to measure fair value, see “Note 13—Fair Value Measurement” to the Consolidated Financial Statements in our 2018 Form 10-K.

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of August 31, 2018 and May 31, 2018. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	August 31, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$265,905	$265,905	$265,905	$—	$—
Restricted cash	8,597	8,597	8,597	—	—
Equity securities	88,606	88,606	88,606	—	—
Debt securities held-to-maturity	553,754	549,974	—	549,974	—
Deferred compensation investments	5,626	5,626	5,626	—	—
Loans to members, net	25,163,962	24,071,721	—	—	24,071,721
Accrued interest receivable	124,343	124,343	—	124,343	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	256,186	256,186	—	256,186	—

Liabilities:
Short-term borrowings	$3,793,136	$3,793,280	$—	$3,793,280	$—
Long-term debt	18,674,932	18,842,450	—	11,345,230	7,497,220
Accrued interest payable	205,898	205,898	—	205,898	—
Guarantee liability	9,858	9,630	—	—	9,630
Derivative liabilities	267,675	267,675	—	267,675	—
Subordinated deferrable debt	742,445	762,678	—	762,678	—
Members’ subordinated certificates	1,378,097	1,378,097	—	—	1,378,097

	May 31, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230,999	$230,999	$230,999	$—	$—
Restricted cash	7,825	7,825	7,825	—	—
Time deposits	100,000	100,000	—	100,000	—
Equity securities	89,332	89,332	89,332	—	—
Debt securities held to maturity	520,519	516,546	—	516,546	—
Deferred compensation investments	5,194	5,194	5,194	—	—
Loans to members, net	25,159,807	24,167,886	—	—	24,167,886
Accrued interest receivable	127,442	127,442	—	127,442	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	244,526	244,526	—	244,526	—

Liabilities:
Short-term borrowings	$3,795,910	$3,795,799	$—	$3,695,799	$100,000
Long-term debt	18,714,960	18,909,276	—	11,373,216	7,536,060
Accrued interest payable	149,284	149,284	—	149,284	—
Guarantee liability	10,589	10,454	—	—	10,454
Derivative liabilities	275,932	275,932	—	275,932	—
Subordinated deferrable debt	742,410	766,088	—	766,088	—
Members’ subordinated certificates	1,379,982	1,380,004	—	—	1,380,004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the three months ended August 31, 2018 and 2017.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of August 31, 2018 and May 31, 2018, and the classification of the valuation technique within the fair value hierarchy.

	August 31, 2018			May 31, 2018
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$88,606	$—	$88,606	$89,332	$—	$89,332
Deferred compensation investments	5,626	—	5,626	5,194	—	5,194
Derivative assets	—	256,186	256,186	—	244,526	244,526
Derivative liabilities	—	267,675	267,675	—	275,932	275,932

Nonrecurring Fair Value

We did not have any assets or liabilities reported in our condensed consolidated financial statements at fair value on a nonrecurring basis during the three months ended August 31, 2018 and 2017.

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

Because of the limited amount of impaired loans as of August 31, 2018 and May 31, 2018, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three months ended August 31, 2018 and 2017, and assets attributable to each segment as of August 31, 2018 and August 31, 2017.

	Three Months Ended August 31, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of income:
Interest income	$276,243	$12,984	$(10,736)	$278,491
Interest expense	(210,050)	(10,917)	10,736	(210,231)
Net interest income	66,193	2,067	—	68,260
Benefit for loan losses	109	—	—	109
Net interest income after benefit for loan losses	66,302	2,067	—	68,369
Non-interest income:
Fee and other income	4,473	564	(1,852)	3,185
Derivative gains (losses):
Derivative cash settlements	(12,562)	(267)	—	(12,829)
Derivative forward value gains	19,671	341	—	20,012
Derivative gains	7,109	74	—	7,183
Total non-interest income	11,582	638	(1,852)	10,368
Non-interest expense:
General and administrative expenses	(22,425)	(2,374)	1,594	(23,205)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(394)	(258)	258	(394)
Total non-interest expense	(29,919)	(2,632)	1,852	(30,699)
Income before income taxes	47,965	73	—	48,038
Income tax expense	—	(60)	—	(60)
Net income	$47,965	$13	$—	$47,978

	August 31, 2018
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,138,742	$1,139,507	$(1,106,813)	$25,171,436
Deferred loan origination costs	11,218	—	—	11,218
Loans to members	25,149,960	1,139,507	(1,106,813)	25,182,654
Less: Allowance for loan losses	(18,692)	—	—	(18,692)
Loans to members, net	25,131,268	1,139,507	(1,106,813)	25,163,962
Other assets	1,501,315	106,902	(95,972)	1,512,245
Total assets	$26,632,583	$1,246,409	$(1,202,785)	$26,676,207

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of income:
Interest income	$263,411	$10,949	$(8,445)	$265,915
Interest expense	(192,505)	(8,671)	8,445	(192,731)
Net interest income	70,906	2,278	—	73,184
Benefit for loan losses	298	—	—	298
Net interest income after benefit for loan losses	71,204	2,278	—	73,482
Non-interest income:
Fee and other income	3,888	400	(343)	3,945
Derivative gains (losses):
Derivative cash settlements	(19,564)	(658)		(20,222)
Derivative forward value gains (losses)	(26,111)	135	—	(25,976)
Derivative losses	(45,675)	(523)	—	(46,198)
Results of operations of foreclosed assets	(24)	—	—	(24)
Total non-interest income	(41,811)	(123)	(343)	(42,277)
Non-interest expense:
General and administrative expenses	(19,738)	(1,898)	—	(21,636)
Other non-interest expense	(522)	(343)	343	(522)
Total non-interest expense	(20,260)	(2,241)	343	(22,158)
Income (loss) before income taxes	9,133	(86)	—	9,047
Income tax expense	—	(32)	—	(32)
Net income (loss)	$9,133	$(118)	$—	$9,015

	August 31, 2017
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$24,595,584	$1,011,420	$(975,978)	$24,631,026
Deferred loan origination costs	11,051	—	—	11,051
Loans to members	24,606,635	1,011,420	(975,978)	24,642,077
Less: Allowance for loan losses	(37,078)	—	—	(37,078)
Loans to members, net	24,569,557	1,011,420	(975,978)	24,604,999
Other assets	864,334	107,146	(95,953)	875,527
Total assets	$25,433,891	$1,118,566	$(1,071,931)	$25,480,526

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to “Part I— Item 1A. Risk Factors” in our 2018 Form 10-K for information regarding factors that could affect our results of operations, financial condition and liquidity. We are not aware of any material changes in the risk factors set forth under “Part I— Item 1A. Risk Factors” in our 2018 Form 10-K.

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

Date: October 10, 2018

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)