Form 10-Q
period 2018-11-30
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2019-01-11
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
OR

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

INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	10
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	13
4	Non-Interest Income	15
5	Derivative Average Notional Amounts and Average Interest Rates	16
6	Derivative Gains (Losses)	17
7	Non-Interest Expense	18
8	Loans Outstanding by Type and Member Class	19
9	Historical Retention Rate and Repricing Selection	20
10	Total Debt Outstanding	21
11	Member Investments	22
12	Collateral Pledged	23
13	Unencumbered Loans	24
14	Equity	25
15	Guarantees Outstanding	26
16	Maturities of Guarantee Obligations	27
17	Unadvanced Loan Commitments	27
18	Notional Maturities of Unadvanced Loan Commitments	27
19	Maturities of Notional Amount of Unconditional Committed Lines of Credit	28
20	Loan Portfolio Security Profile	30
21	Credit Exposure to 20 Largest Borrowers	31
22	Troubled Debt Restructured Loans	33
23	Allowance for Loan Losses	34
24	Rating Triggers for Derivatives	35
25	Available Liquidity	36
26	Committed Bank Revolving Line of Credit Agreements	37
27	Short-Term Borrowings—Funding Sources	39
28	Short-Term Borrowings	39
29	Issuances and Maturities of Long-Term and Subordinated Debt	40
30	Principal Maturity of Long-Term and Subordinated Debt	40
31	Projected Sources and Uses of Liquidity	41
32	Credit Ratings	42
33	Interest Rate Gap Analysis	44
34	Adjusted Financial Measures—Income Statement	45
35	TIER and Adjusted TIER	45
36	Adjusted Financial Measures—Balance Sheet	46
37	Debt-to-Equity Ratio	46
38	Members’ Equity	46

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC did not hold, and did not have any subsidiaries or other entities that held, foreclosed assets as of November 30, 2018 or May 31, 2018. See “Item 1. Business—Overview” in our 2018 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $25,294 million as of November 30, 2018, of which 96% was attributable to CFC. Total revenue, which consists of net interest income and fee and other income, was $153 million for the six months ended November 30, 2018, of which 99% was attributable to CFC. We provide information on the financial performance of each of our business segments in “Note 13—Business Segments.”

Management monitors a variety of key indicators to evaluate our business performance. The following MD&A is intended to provide the reader with an understanding of our consolidated results of operations, financial condition and liquidity by discussing the factors influencing changes from period to period and the key measures used by management to evaluate performance, such as net interest income, net interest yield, loan growth, debt-to-equity ratio, and credit quality metrics. The MD&A section is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, our audited consolidated financial statements and related notes in our 2018 Form 10-K and additional information contained in our 2018 Form 10-K, including the risk factors discussed under “Part I—Item 1A. Risk Factors,” as well as any risk factors identified under “Part II—Item 1A. Risk Factors” in this Report.

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and six months ended November 30, 2018 and 2017, and as of November 30, 2018 and May 31, 2018. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Statement of income
Interest income	$281,253	$265,823	6%	$559,744	$531,738	5%
Interest expense	(204,166)	(195,170)	5	(414,397)	(387,901)	7
Net interest income	77,087	70,653	9	145,347	143,837	1
Fee and other income	4,321	5,542	(22)	7,506	9,487	(21)
Total revenue	81,408	76,195	7	152,853	153,324	—
Benefit for loan losses	1,788	304	488	1,897	602	215
Derivative gains (1)	63,343	125,593	(50)	70,526	79,395	(11)
Results of operations of foreclosed assets	—	(10)	**	—	(34)	**
Operating expenses(2)	(23,870)	(21,914)	9	(47,075)	(43,550)	8
Other non-interest expense	(2,700)	(618)	337	(10,194)	(1,140)	794
Income before income taxes	119,969	179,550	(33)	168,007	188,597	(11)
Income tax expense	(243)	(827)	(71)	(303)	(859)	(65)
Net income	$119,726	$178,723	(33)	$167,704	$187,738	(11)

Adjusted operational financial measures
Adjusted interest expense(3)	$(215,971)	$(214,805)	1%	$(439,031)	$(427,758)	3%
Adjusted net interest income(3)	65,282	51,018	28	120,713	103,980	16
Adjusted net income(3)	44,578	33,495	33	72,544	68,486	6

Selected ratios
Fixed-charge coverage ratio/TIER(4)	1.59	1.92	(33) bps	1.40	1.48	(8) bps
Adjusted TIER(3)	1.21	1.16	5	1.17	1.16	1
Net interest yield(5)	1.19%	1.12%	7	1.12%	1.14%	(2)
Adjusted net interest yield(3)(6)	1.01	0.81	20	0.93	0.83	10

	November 30, 2018	May 31, 2018	Change
Balance sheet
Cash, cash equivalents and restricted cash	$242,932	$238,824	2%
Investment securities	645,059	609,851	6
Loans to members(7)	25,294,175	25,178,608	—
Allowance for loan losses	(16,904)	(18,801)	(10)
Loans to members, net	25,277,271	25,159,807	—
Total assets	26,829,758	26,690,204	1
Short-term borrowings	4,100,606	3,795,910	8
Long-term debt	18,477,156	18,714,960	(1)
Subordinated deferrable debt	742,480	742,410	—
Members’ subordinated certificates	1,376,689	1,379,982	—
Total debt outstanding	24,696,931	24,633,262	—
Total liabilities	25,202,620	25,184,351	—
Total equity	1,627,138	1,505,853	8
Guarantees(8)	771,422	805,161	(4)

Selected ratios period end
Allowance coverage ratio(9)	0.07%	0.07%	—
Debt-to-equity ratio(10)	15.49	16.72	(123)
Adjusted debt-to-equity ratio(3)	6.15	6.18	(3)
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
(7)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both November 30, 2018 and May 31, 2018.
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

Financial Performance

Reported Results

We reported net income of $120 million and a TIER of 1.59 for the quarter ended November 30, 2018 (“current quarter”), compared with net income of $179 million and a TIER of 1.92 for the same prior-year quarter. We reported net income of $168 million and a TIER of 1.40 for the six months ended November 30, 2018, compared with net income of $188 million and a TIER of 1.48 for the same prior-year period. Our debt-to-equity ratio decreased to 15.49 as of November 30, 2018, from 16.72 as of May 31, 2018, primarily due to an increase in equity resulting from our reported net income of $168 million for the six months ended November 30, 2018, which was partially offset by patronage capital retirement of $48 million in August 2018.

The decrease in reported net income of $59 million in the current quarter from the same-prior year quarter was primarily due to a decrease in derivative gains of $63 million. We recognized derivative gains of $63 million in the current quarter, compared with derivative gains of $126 million in the same prior-year quarter. The derivative gains in both periods were attributable to increases in the fair value of our pay-fixed swaps as interest rates increased across the swap curve during each period. The rise in medium- and longer-term rates, however, was not as pronounced during the current quarter, which resulted in lower derivative gains relative to the same prior-year quarter. The decrease in derivative gains of $63 million was partially offset by an increase in net interest income of $6 million. The increase in net interest income resulted from the combined impact of an increase in the net interest yield of 7 basis points to 1.19% and an increase in average interest-earning assets of $766 million, or 3%.

The decrease in our reported net income of $20 million for the six months ended November 30, 2018 was primarily driven by a decrease in derivative gains of $8 million, a loss on the early extinguishment of debt of $7 million and an increase in operating expenses of $4 million. We recognized derivative gains of $71 million for the six months ended November 30, 2018, compared with derivative gains of $79 million during the comparable prior-year period. Net interest income increased slightly by $2 million, driven by an increase in average interest-earning assets of $918 million, or 4%, which was partially offset by a decline in the net interest yield of 2 basis points to 1.12%. The decline in the net interest yield was largely attributable to an increase in our overall average cost of funds due to a higher average cost for our short-term and variable-rate borrowings as a result of the rise in short-term interest rates.

On July 12, 2018, we early redeemed $300 million aggregate principal amount of our 10.375% collateral trust bonds due November 1, 2018, and repaid the remaining $700 million principal amounts of these bonds at maturity. We replaced this higher-cost debt with lower cost funding, which reduced our interest expense and had a favorable impact on our average cost of funds and net interest yield for the current quarter and six months ended six months ended November 30, 2018.

Adjusted Non-GAAP Results

Our adjusted net income totaled $45 million and our adjusted TIER was 1.21 for the current quarter, compared with adjusted net income of $33 million and adjusted TIER of 1.16 for the same prior-year quarter. Our adjusted net income totaled $73 million and our adjusted TIER was 1.17 for the six months ended November 30, 2018, compared with adjusted net income of $68 million and adjusted TIER of 1.16 for the same prior-year period. Our adjusted debt-to-equity ratio decreased to 6.15 as of November 30, 2018, from 6.18 as of May 31, 2018, primarily attributable to an increase in adjusted equity due to our adjusted net income of $73 million, which was partially offset by the patronage capital retirement of $48 million.

The increase in adjusted net income of $12 million, or in the current quarter from the same prior-year quarter was primarily driven by an increase in adjusted net interest income of $14 million, which was partially offset by an increase in operating expenses of $2 million. The increase in adjusted net interest income was driven by an increase in the adjusted net interest yield of 20 basis points to 1.01% and the increase in average interest-earning assets. The increase in the adjusted net interest yield reflected the combined impact of an increase in the average yield on interest-earning assets of 11 basis points to 4.34% and a decline in our adjusted average cost of funds of 10 basis points to 3.53%.

The increase in adjusted net income of $5 million during the six months ended November 30, 2018, was primarily driven by an increase in adjusted net interest income of $17 million, which was partially offset by the loss on the early extinguishment of debt of $7 million and an increase in operating expenses of $4 million. The increase in adjusted net interest income was attributable to an increase in the adjusted net interest yield of 10 basis point to 0.93% and the increase in average interest-earning assets. The increase in the adjusted net interest yield reflected the combined impact of an increase in the average yield on interest earning assets of 6 basis points to 4.29% and a decline in our adjusted average cost of funds of 3 basis points to 3.57%.

The decrease in the average cost of funds in the current quarter and for the six months ended November 30, 2018 was primarily due to a reduction in adjusted interest expense from the early redemption and maturity of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds and a reduction in net periodic derivative cash settlement amounts. The reduction in net periodic derivative cash settlements was attributable to the rise in short-term interest rates, which resulted in an increase in the periodic floating interest rate amounts due to us on our pay-fixed swaps, as the floating interest rate payment amounts are typically determined based on the 3-month London Interbank Offered Rate (“LIBOR”).

Lending Activity

Loans to members totaled $25,294 million as of November 30, 2018, an increase of $116 million from May 31, 2018. CFC distribution loans increased by $261 million, which was partially offset by decreases in CFC power supply loans, NCSC loans and RTFC loans of $133 million, $19 million and $8 million, respectively.

Long-term loan advances totaled $814 million during the six months ended November 30, 2018, with approximately 83% of those advances for capital expenditures by members and 14% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,127 million during the prior year six months ended November 30, 2017, with approximately 58% of those advances for capital expenditures and 31% for refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period reflects weaker demand from borrowers, due in part to more limited refinancings by our members of loans made by other lenders. In addition, although growth in U.S. electricity consumption has been relatively stagnant over the last several years, many of our members had an overall more profitable year due to an increase in electricity consumption as a result of weather conditions, which reduced their need for long-term borrowings.

CFC had long-term fixed-rate loans totaling $439 million that were scheduled to reprice during the six months ended November 30, 2018. Of this total, $296 million repriced to a new long-term fixed rate; $88 million repriced to a long-term variable rate; and $55 million was repaid in full.

Credit Quality

The overall credit quality of our loan portfolio remained high as of November 30, 2018, as evidenced by our strong credit performance metrics. We had no delinquent or nonperforming loans as of November 30, 2018, and no loan defaults or charge-offs during the six months ended November 30, 2018. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of November 30, 2018, unchanged from May 31, 2018. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 93% were secured and 7% were unsecured as of both November 30, 2018 and May 31, 2018.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased by $64 million to $24,697 million as of November 30, 2018, from May 31, 2018, resulting from the modest increase in loans to members. Increases in dealer medium-term notes of $272 million and in member commercial paper, select notes and daily liquidity fund notes of $433 million were largely offset by decreases in collateral trust bonds and Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $553 million and $128 million, respectively. Outstanding dealer commercial paper of $1,059 million as of November 30, 2018 was below our targeted limit of $1,250 million.

On October 31, 2018, we issued $325 million aggregate principal amount of 3.90% collateral trust bonds due 2028 and $300 million aggregate principal amount of 4.40% collateral trust bonds due 2048.

On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”). Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. With the closing of this committed loan facility, the amount available for access under the Guaranteed Underwriter Program increased to $1,875 million as of November 30, 2018.

On November 28, 2018, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2021 and November 28, 2023, respectively, and to terminate certain bank commitments totaling $53 million under the three-year agreement and $57 million under the five-year agreement. The total commitment amount under the amended three-year and five-year bank revolving line of credit agreements is $1,440 million and $1,535 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,975 million.

We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We currently expect that our net interest income, adjusted net interest income, net income, adjusted net income, tier, adjusted tier, net interest yield and adjusted net interest yield will increase over the next 12 months as a result of a projected decrease in our average cost of funds largely due to the early redemption and maturity of higher-cost debt, including the $1 billion aggregate principal amount of 10.375% collateral trust bonds due November 1, 2018. We have replaced this higher-cost debt with lower cost funding, which we expect will contribute to a continued reduction in our average cost of funds and adjusted average cost of funds.

Long-term debt scheduled to mature over the next 12 months totaled $2,318 million as of November 30, 2018. We believe we have sufficient liquidity from the combination of existing cash and cash equivalents, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of November 30, 2018, sources of liquidity readily available for access totaled
$7,811 million, consisting of (i) $227 million in cash and cash equivalents; (ii) up to $1,875 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $2,972 million available for access under committed bank revolving line of credit agreements; (iv) up to $300 million available under a committed revolving note purchase agreement with Farmer Mac; and (v) up to $2,437 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

We believe we can continue to roll over outstanding member short-term debt of $3,042 million as of November 30, 2018, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We expect to continue accessing the dealer commercial paper market to help meet our liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future.We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.15 as of November 30, 2018, above our targeted threshold. Based on our forecast of loan advances and adjusted equity over the next 12 months, we anticipate that our adjusted debt-to-equity ratio will remain above the target and near the current ratio.

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

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the key inputs and assumptions used in our critical accounting policies during the six months ended November 30, 2018. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2018 Form 10-K. See “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended November 30, 2018 and 2017 and the six months ended November 30, 2018 and 2017. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of November 30, 2018 and May 31, 2018. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and six months ended November 30, 2018 and 2017, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended November 30,
(Dollars in thousands)	2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,688,250	$253,340	4.48%	$22,458,429	$248,926	4.45%
Long-term variable-rate loans	1,096,965	10,066	3.68	886,257	6,097	2.76
Line of credit loans	1,351,917	11,752	3.49	1,330,776	8,588	2.59
TDR loans(2)	12,184	211	6.95	12,929	222	6.89
Other income, net(3)	—	(251)	—	—	(306)	—
Total loans	25,149,316	275,118	4.39	24,688,391	263,527	4.28
Cash, time deposits and investment securities	833,165	6,135	2.95	528,158	2,296	1.74
Total interest-earning assets	$25,982,481	$281,253	4.34%	$25,216,549	$265,823	4.23%
Other assets, less allowance for loan losses	1,090,619			526,627
Total assets	$27,073,100			$25,743,176

Liabilities:
Short-term borrowings	$3,816,429	$22,619	2.38%	$2,998,298	$10,116	1.35%
Medium-term notes	3,910,610	33,816	3.47	3,375,389	27,544	3.27
Collateral trust bonds	7,265,598	68,934	3.81	7,637,919	85,321	4.48
Guaranteed Underwriter Program notes payable	4,835,203	35,014	2.90	5,066,574	35,688	2.83
Farmer Mac notes payable	2,556,991	19,697	3.09	2,496,587	11,947	1.92
Other notes payable	29,923	322	4.32	35,295	391	4.44
Subordinated deferrable debt	742,456	9,417	5.09	742,319	9,417	5.09
Subordinated certificates	1,377,089	14,347	4.18	1,415,352	14,746	4.18
Total interest-bearing liabilities	$24,534,299	$204,166	3.34%	$23,767,733	$195,170	3.29%
Other liabilities	976,113			842,246
Total liabilities	25,510,412			24,609,979
Total equity	1,562,688			1,133,197
Total liabilities and equity	$27,073,100			$25,743,176

Net interest spread(4)			1.00%			0.94%
Impact of non-interest bearing funding(5)			0.19			0.18
Net interest income/net interest yield(6)		$77,087	1.19%		$70,653	1.12%

Adjusted net interest income/adjusted net interest yield:
Interest income		$281,253	4.34%		$265,823	4.23%
Interest expense		204,166	3.34		195,170	3.29
Add: Net accrued periodic derivative cash settlements(7)		11,805	0.43		19,635	0.72
Adjusted interest expense/adjusted average cost(8)		$215,971	3.53%		$214,805	3.63%

Adjusted net interest spread(4)			0.81%			0.60%
Impact of non-interest bearing funding(5)			0.20			0.21
Adjusted net interest income/adjusted net interest yield(9)		$65,282	1.01%		$51,018	0.81%

	Six Months Ended November 30,
(Dollars in thousands)	2018			2017
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,691,903	$505,141	4.44%	$22,414,622	$498,290	4.43%
Long-term variable-rate loans	1,084,188	19,447	3.58	864,494	11,960	2.76
Line of credit loans	1,387,579	23,385	3.36	1,342,124	17,295	2.57
TDR loans(2)	12,369	429	6.92	13,026	448	6.86
Other income, net(3)	—	(576)	—	—	(538)	—
Total loans	25,176,039	547,826	4.34	24,634,266	527,455	4.27
Cash, time deposits and investment securities	821,222	11,918	2.89	445,452	4,283	1.92
Total interest-earning assets	$25,997,261	$559,744	4.29%	$25,079,718	$531,738	4.23%
Other assets, less allowance for loan losses	907,444			543,490
Total assets	$26,904,705			$25,623,208

Liabilities:
Short-term borrowings	$3,667,402	$42,038	2.29%	$3,111,502	$20,655	1.32%
Medium-term notes	3,833,484	66,226	3.45	3,192,063	52,660	3.29
Collateral trust bonds	7,370,550	146,639	3.97	7,636,669	170,598	4.46
Guaranteed Underwriter Program notes payable	4,841,855	70,348	2.90	5,030,955	71,290	2.83
Farmer Mac notes payable	2,674,397	40,808	3.04	2,502,096	23,437	1.87
Other notes payable	29,900	644	4.30	35,269	781	4.42
Subordinated deferrable debt	742,439	18,834	5.06	742,302	18,833	5.06
Subordinated certificates	1,377,524	28,860	4.18	1,416,619	29,647	4.17
Total interest-bearing liabilities	$24,537,551	$414,397	3.37%	$23,667,475	$387,901	3.27%
Other liabilities	836,273			847,751
Total liabilities	25,373,824			24,515,226
Total equity	1,530,881			1,107,982
Total liabilities and equity	$26,904,705			$25,623,208

Net interest spread(4)			0.92%			0.96%
Impact of non-interest bearing funding(5)			0.20			0.18
Net interest income/net interest yield(6)		$145,347	1.12%		$143,837	1.14%

Adjusted net interest income/adjusted net interest yield:
Interest income		$559,744	4.29%		$531,738	4.23%
Interest expense		414,397	3.37		387,901	3.27
Add: Net accrued periodic derivative cash settlements(7)		24,634	0.45		39,857	0.74
Adjusted interest expense/adjusted average cost(8)		$439,031	3.57%		$427,758	3.60%

Adjusted net interest spread(4)			0.72%			0.63%
Impact of non-interest bearing funding(5)			0.21			0.20
Adjusted net interest income/adjusted net interest yield(9)		$120,713	0.93%		$103,980	0.83%
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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $11,123 million and $10,902 million for the three months ended November 30, 2018 and 2017, respectively. The average outstanding notional amount of interest rate swaps was $11,039 million and $10,791 million for the six months ended November 30, 2018 and 2017, respectively.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2018 versus 2017			2018 versus 2017
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$4,414	$2,547	$1,867	$6,851	$6,164	$687
Long-term variable-rate loans	3,969	1,450	2,519	7,487	3,039	4,448
Line of credit loans	3,164	136	3,028	6,090	586	5,504
Restructured loans	(11)	(13)	2	(19)	(23)	4
Other income, net	55	—	55	(38)	—	(38)
Total loans	11,591	4,120	7,471	20,371	9,766	10,605
Cash, time deposits and investment securities	3,839	1,326	2,513	7,635	3,613	4,022
Interest income	15,430	5,446	9,984	28,006	13,379	14,627

Interest expense:
Short-term borrowings	12,503	2,760	9,743	21,383	3,690	17,693
Medium-term notes	6,272	4,368	1,904	13,566	10,582	2,984
Collateral trust bonds	(16,387)	(4,159)	(12,228)	(23,959)	(5,945)	(18,014)
Guaranteed Underwriter Program notes payable	(674)	(1,630)	956	(942)	(2,680)	1,738
Farmer Mac notes payable	7,750	289	7,461	17,371	1,614	15,757
Other notes payable	(69)	(60)	(9)	(137)	(119)	(18)
Subordinated deferrable debt	—	2	(2)	1	3	(2)
Subordinated certificates	(399)	(399)	—	(787)	(818)	31
Interest expense	8,996	1,171	7,825	26,496	6,327	20,169
Net interest income	$6,434	$4,275	$2,159	$1,510	$7,052	$(5,542)

Adjusted net interest income:
Interest income	$15,430	$5,446	$9,984	$28,006	$13,379	$14,627
Interest expense	8,996	1,171	7,825	26,496	6,327	20,169
Net accrued periodic derivative cash settlements(2)	(7,830)	399	(8,229)	(15,223)	913	(16,136)
Adjusted interest expense(3)	1,166	1,570	(404)	11,273	7,240	4,033
Adjusted net interest income	$14,264	$3,876	$10,388	$16,733	$6,139	$10,594
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

Reported Net Interest Income
Reported net interest income of $77 million for the current quarter reflected an increase of $6 million, or 9%, from the comparable prior-year quarter, driven by an increase in net interest yield of 6% (7 basis points) to 1.19% and an increase in average interest-earning assets of 3%.

•
Net Interest Yield: The increase of 7 basis points in the net interest yield for the current quarter reflected the combined impact of an increase in the average yield on interest-earning assets of 11 basis points to 4.34%, which was partially offset by an increase in the average cost of funds of 5 basis points to 3.34% due to a higher average cost for our short-term and variable-rate borrowings as a result of the rise in short-term interest rates. The increase in the average cost of funds was somewhat mitigated by the benefit from the early redemption in July 2018 of $300 million aggregate principal amount of our $1 billion 10.375% collateral trust bonds due November 1, 2018, and the repayment of the remaining $700 million of these bonds at maturity.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 3% for the current quarter was attributable to growth in average total loans of $461 million, or 2%, and an increase in our investment securities portfolio.

Reported net interest income of $145 million for the six months ended November 30, 2018 reflected an increase of $2 million, or 1%, from the comparable prior-year period, driven by an increase in average interest-earning assets of 4%, which was partially offset by a decrease in net interest yield of 2% (2 basis points) to 1.12%.

•
Net Interest Yield: The decrease of 2 basis points in the net interest yield was attributable to a 10 basis points increase in the average cost of funds to 3.37%, which was partially offset by a 6 basis point increase in the average yield on interest-earning assets to 4.29%, largely due to interest rate increases on variable rate loans. The increase in the average yield on interest-earning assets and the increase in the average cost of funds were both largely due to an increase in rates on short-term and variable-rate loans and borrowings as a result of the continued rise in short-term interest rates. The 3-month London Interbank Offered Rate (“LIBOR”) was 2.74% as of November 30, 2018, an increase of 125 basis points from November 30, 2017, while the federal funds target rate was 2.25% as of November 30, 2018, up 100 basis points from November 30, 2017. The benefit from the early redemption and repayment of our $1 billion 10.375% collateral trust bonds due November 1, 2018, partially offset the increase in the average cost of short-term and variable-rate borrowings.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% for the six months ended November 30, 2018 was attributable to growth in average total loans of $542 million, or 2%, and an expansion of our investment securities portfolio.

Adjusted Net Interest Income

Adjusted net interest income of $65 million for the current quarter increased by $14 million, or 28%, from the comparable prior-year quarter, driven by an increase in the adjusted net interest yield of 25% (20 basis points) to 1.01% and the increase in average interest-earning assets of 3%. The increase in the adjusted net interest yield reflected the combined impact of an increase in the average yield on interest-earning assets of 11 basis points to 4.34% and a decline in our adjusted average cost of funds of 10 basis points to 3.53%.

Adjusted net interest income of $121 million for the six months ended November 30, 2018 increased by $17 million, or 16%, from the comparable prior-year period, driven by an increase in the adjusted net interest yield of 12% (10 basis points) to 0.93% and the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield reflected the combined impact of an increase in the average yield on interest earning assets of 6 basis points to 4.29% and a decline in our adjusted average cost of funds of 3 basis points to 3.57%.

The decrease in the average cost of funds in the current quarter and for the six months ended November 30, 2018 was primarily due to a reduction in adjusted interest expense from the early redemption and maturity of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds and a reduction in net periodic derivative cash settlement amounts. The reduction in net periodic derivative cash settlements was attributable to the rise in short-term interest rates, which resulted in an increase in the periodic floating interest rate amounts due to us on our pay-fixed swaps, as the floating interest rate payment amounts are typically determined based on the 3-month LIBOR.

We recorded net periodic derivative cash settlement expense of $12 million and $20 million for the three months ended November 30, 2018 and 2017, respectively, and $25 million and $40 million for the six months ended November 30, 2018 and 2017, respectively. We include net accrued periodic derivative cash settlements during the period in the calculation of our adjusted average cost of funds, which, as a result, also impacts the calculation of adjusted net interest income and adjusted net interest yield. See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Provision for Loan Losses

Our provision for loan losses in each period is primarily driven by the level of allowance that we determine is necessary for probable incurred loan losses inherent in our loan portfolio as of each balance sheet date.

We recorded a benefit for loan losses of $2 million for both the three and six months ended November 30, 2018. In comparison, we recorded a benefit for loan losses of less than $1 million for the same prior-year periods. The credit quality and performance statistics of our loan portfolio continued to remain strong. We had no payment defaults or charge-offs during the six months ended November 30, 2018, and no delinquent loans or nonperforming loans in our loan portfolio as of November 30, 2018 or May 31, 2018.

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

Table 4 presents the components of non-interest income recorded in results of operations for the three and six months ended November 30, 2018 and 2017.

Table 4: Non-Interest Income

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest income:
Fee and other income	$4,321	$5,542	$7,506	$9,487
Derivative gains	63,343	125,593	70,526	79,395
Results of operations of foreclosed assets	—	(10)	—	(34)
Total non-interest income	$67,664	$131,125	$78,032	$88,848

The significant variances in non-interest income between periods were primarily attributable to changes in net derivative gains recognized in our consolidated statements of income.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of income under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of November 30, 2018. During the current quarter, we terminated a treasury lock that was previously designated as a cash flow hedge.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate and receive a variable rate (“pay-fixed swaps”); and (ii) we pay a variable rate and receive a fixed rate (“receive-fixed swaps”). The benchmark variable rate for the substantial majority of the floating rate payments under our swap agreements is 3-month LIBOR. Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for interest rate swap settlements during the three and six months ended November 30, 2018 and 2017. As indicated in Table 5, our interest rate swap portfolio currently consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps representing approximately 67% and 65% of the outstanding notional amount of our derivative portfolio as of both November 30, 2018 and May 31, 2018, respectively. The composition of our interest rate swap portfolio, however, may change as a result of changes in market conditions and actions taken to manage our exposure to interest rate risk.

Table 5: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended November 30,
	2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,424,114	2.71%	2.35%	$7,052,629	2.84%	1.35%
Receive-fixed swaps	3,699,000	3.05	2.52	3,849,001	1.91	2.63
Total	$11,123,114	2.82%	2.41%	$10,901,630	2.51%	1.80%

	Six Months Ended November 30,
	2018			2017
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,308,859	2.70%	2.30%	$7,003,898	2.84%	1.31%
Receive-fixed swaps	3,729,738	3.01	2.52	3,787,525	1.87	2.63
Total	$11,038,597	2.80%	2.37%	$10,791,423	2.50%	1.77%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of both November 30, 2018 and 2017.

Pay-fixed swaps generally decrease in value as interest rates decline and increase in value as interest rates rise. In contrast, receive-fixed swaps generally increase in value as interest rates decline and decrease in value as interest rates rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening or steepening—will result in differences in the fair value of our derivatives. The chart below provides comparative swap curves as of the end of November 30, 2018, May 31, 2018, November 30, 2017 and May 31, 2017.

____________________________
Benchmark rates obtained from Bloomberg.

Table 6 presents the components of net derivative gains (losses) recorded in results of operations for the three and six months ended November 30, 2018 and 2017. Derivative cash settlements represent the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Derivative gains (losses) attributable to:
Derivative cash settlements	$(11,805)	$(19,635)	$(24,634)	$(39,857)
Derivative forward value gains	75,148	145,228	95,160	119,252
Derivative gains	$63,343	$125,593	$70,526	$79,395

The net derivative gains of $63 million and $71 million for the three and six months ended November 30, 2018, were attributable to an increase in the fair value of our pay-fixed swaps resulting from an increase in interest rates across the swap yield curve, as depicted by the November 30, 2018 swap curve presented in the above chart.

The net derivative gains of $126 million and $79 million for the three and six months ended November 30, 2017, respectively, were also attributable to an increase in the fair value of our pay-fixed swaps as interest rates increased across the yield curve.

As discussed above, pay-fixed swaps, which represent a higher proportion of our derivative portfolio, typically increase in fair value when interest rates rise. Although interest rates rose in both the current year and prior year periods, the rise in medium- and longer-term rates was not as pronounced during the current quarter and year-to-date period. As a result, the derivative gains were lower relative to the same prior-year periods. For example, the 5-year swap rate increased by 11 basis points and 17 basis points during the three and six months ended November 30, 2018, respectively, while the 10-year swap rate increased by 13 basis points and 17 basis points, respectively. In comparison, the 5-year swap rate increased by 44 basis points and 37 basis points during the three and six months ended November 30, 2017, respectively, while the 10-year swap rate increased by 34 basis points and 26 basis points, respectively.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in results of operations for the three and six months ended November 30, 2018 and 2017.

Table 7: Non-Interest Expense

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest expense:
Salaries and employee benefits	$(12,392)	$(12,009)	$(25,074)	$(23,832)
Other general and administrative expenses	(11,478)	(9,905)	(22,001)	(19,718)
Losses on early extinguishment of debt	—	—	(7,100)	—
Other non-interest expense	(2,700)	(618)	(3,094)	(1,140)
Total non-interest expense	$(26,570)	$(22,532)	$(57,269)	$(44,690)

Non-interest expense of $27 million for the current quarter increased by $4 million, or 18%, from the comparable prior-year quarter, primarily due to increases in general and administrative expenses and other non-interest expense.

Non-interest expense of $57 million for the six months ended November 30, 2018 increased by $13 million, or 28%, from the comparable prior-year quarter. The increase was largely due to the loss on early extinguishment of debt of $7 million, attributable to the premium paid for the early redemption of $300 million of the $1 billion collateral trust bonds, with a coupon rate of 10.375%, that matured on November 1, 2018.

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

We recorded net income attributable to noncontrolling interests of less than $1 million for both the three and six months ended November 30, 2018. We recorded net income attributable to noncontrolling interests of $1 million for both the three and six months ended November 30, 2017.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $26,830 million as of November 30, 2018 increased by $139 million from May 31, 2018. Total liabilities of $25,203 million as of November 30, 2018 increased by $18 million from May 31, 2018. Total equity increased by $121 million to $1,627 million as of November 30, 2018, attributable to our reported net income of $168 million during the six months ended November 30, 2018, which was partially offset by patronage capital retirement of $48 million in August 2018.

Following is a discussion of changes in the major components of our assets and liabilities during the six months ended November 30, 2018. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

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

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of November 30, 2018 and May 31, 2018. As indicated in Table 8, long-term fixed-rate loans accounted for 90% of loans to members as of both November 30, 2018 and May 31, 2018.

Table 8: Loans Outstanding by Type and Member Class

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Loans by type:
Long-term loans:
Fixed-rate	$22,713,588	90%	$22,696,185	90%	$17,403
Variable-rate	1,077,971	4	1,039,491	4	38,480
Total long-term loans	23,791,559	94	23,735,676	94	55,883
Lines of credit	1,491,394	6	1,431,818	6	59,576
Total loans outstanding	25,282,953	100	25,167,494	100	115,459
Deferred loan origination costs	11,222	—	11,114	—	108
Loans to members	$25,294,175	100%	$25,178,608	100%	$115,567

Loans by member class:
CFC:
Distribution	$19,812,973	79%	$19,551,511	78%	$261,462
Power supply	4,264,713	17	4,397,353	18	(132,640)
Statewide and associate	82,549	—	69,055	—	13,494
CFC total	24,160,235	96	24,017,919	96	142,316
NCSC	767,225	3	786,457	3	(19,232)
RTFC	355,493	1	363,118	1	(7,625)
Total loans outstanding	25,282,953	100	25,167,494	100	115,459
Deferred loan origination costs	11,222	—	11,114	—	108
Loans to members	$25,294,175	100%	$25,178,608	100%	$115,567

Loans to members totaled $25,294 million as of November 30, 2018, an increase of $116 million from May 31, 2018. CFC distribution loans increased by $261 million, which was partially offset by decreases in CFC power supply loans, NCSC loans and RTFC loans of $133 million, $19 million and $8 million, respectively.

Long-term loan advances totaled $814 million during the six months ended November 30, 2018, with approximately 83% of those advances for capital expenditures by members and 14% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,127 million during the prior year six months ended November 30, 2017, with approximately 58% of those advances for capital expenditures and 31% for refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period reflects weaker demand from borrowers, due in part to more limited refinancings by our members of loans made by other lenders. In addition, although growth in U.S. electricity consumption has been relatively stagnant over the last several years, many of our members had an overall more profitable year due to an increase in electricity consumption as a result of weather conditions, which reduced their need for long-term borrowings.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2018 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan provisions, during the six months ended November 30, 2018 and loans that repriced during fiscal year 2018, and provides information on the percentage of loans that repriced to either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 98% over the last three fiscal years.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Six Months Ended		Fiscal Year Ended
	November 30, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$296,061	67%	$741,792	82%
Long-term variable rate selected	87,508	20	157,539	17
Total loans retained by CFC	383,569	87	899,331	99
Loans repaid(2)	55,427	13	4,637	1
Total	$438,996	100%	$903,968	100%
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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of November 30, 2018 and May 31, 2018. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	November 30, 2018	May 31, 2018	Change
Debt product type:
Commercial paper:
Members, at par	$1,218,730	$1,202,105	$16,625
Dealer, net of discounts	1,058,949	1,064,266	(5,317)
Total commercial paper	2,277,679	2,266,371	11,308
Select notes to members	1,031,022	780,472	250,550
Daily liquidity fund notes to members	566,935	400,635	166,300
Medium-term notes:
Members, at par	622,066	643,821	(21,755)
Dealer, net of discounts	3,274,932	3,002,979	271,953
Total medium-term notes	3,896,998	3,646,800	250,198
Collateral trust bonds	7,086,149	7,639,093	(552,944)
Guaranteed Underwriter Program notes payable	4,925,542	4,856,143	69,399
Farmer Mac notes payable	2,763,482	2,891,496	(128,014)
Other notes payable	29,955	29,860	95
Subordinated deferrable debt	742,480	742,410	70
Members’ subordinated certificates:
Membership subordinated certificates	630,468	630,448	20
Loan and guarantee subordinated certificates	525,051	528,386	(3,335)
Member capital securities	221,170	221,148	22
Total members’ subordinated certificates	1,376,689	1,379,982	(3,293)
Total debt outstanding	$24,696,931	$24,633,262	$63,669

Security type:
Unsecured debt	40%	37%
Secured debt	60	63
Total	100%	100%

Funding source:
Members	19%	18%
Private placement:
Guaranteed Underwriter Program notes payable	20	20
Farmer Mac notes payable	11	12
Total private placement	31	32
Capital markets	50	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	73%	74%
Variable-rate debt	27	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	88%	87%
Variable-rate debt(2)	12	13
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	17%	15%
Long-term and subordinated debt(4)	83	85
Total	100%	100%
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

Our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding was $24,697 million as of November 30, 2018, a slight increase of $64 million from May 31, 2018. Decreases in collateral trust bonds and Farmer Mac notes payable of $553 million and $128 million, respectively, were largely offset by a combined increase in member commercial paper, select notes and daily liquidity fund notes of $433 million and an increase in dealer medium-term notes of $272 million.

Below is a summary of significant financing activities during the six months ended November 30, 2018.

•
On July 12, 2018, we redeemed $300 million of the $1 billion aggregate principal amount of 10.375% collateral trust bonds due November 1, 2018. We repaid the remaining $700 million principal amount of these bonds on the maturity date.

•	On October 31, 2018, we issued $325 million aggregate principal amount of 3.90% collateral trust bonds due 2028 and $300 million aggregate principal amount of 4.40% collateral trust bonds due 2048.

•	On November 15, 2018, we closed a $750 committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program.

•
On November 28, 2018 we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2021 and November 28, 2023, respectively, and to terminate certain third-party bank commitments.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of November 30, 2018 and May 31, 2018.

Table 11: Member Investments

	November 30, 2018		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,218,730	54%	$1,202,105	53%	$16,625
Select notes	1,031,022	100	780,472	100	250,550
Daily liquidity fund notes	566,935	100	400,635	100	166,300
Medium-term notes	622,066	16	643,821	18	(21,755)
Members’ subordinated certificates	1,376,689	100	1,379,982	100	(3,293)
Total outstanding member debt	$4,815,442		$4,407,015		$408,427

Percentage of total debt outstanding	19%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 19% and 18% of total debt outstanding as of November 30, 2018 and May 31, 2018, respectively. Over the last three fiscal years, outstanding member investments have averaged $4,402 million on a quarterly basis.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $4,101 million and accounted for 17% of total debt outstanding as of November 30, 2018, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $20,596 million and accounted for 83% of total debt outstanding as of November 30, 2018, compared with $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of November 30, 2018 and May 31, 2018 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			November 30, 2018	May 31, 2018
Collateral trust bonds 1994 indenture	100%	150%	122%	111%
Collateral trust bonds 2007 indenture	100	150	115	114
Guaranteed Underwriter Program notes payable	100	150	114	119
Farmer Mac notes payable	100	150	115	115
Clean Renewable Energy Bonds Series 2009A	100	150	119	109
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $24,697 million as of November 30, 2018, $14,787 million, or 60%, was secured by pledged loans totaling $17,274 million. In comparison, of our total debt outstanding of $24,633 million as of May 31, 2018,

$15,398 million, or 63%, was secured by pledged loans totaling $18,145 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of November 30, 2018 and May 31, 2018.

Table 13: Unencumbered Loans

(Dollars in thousands)	November 30, 2018	May 31, 2018
Total loans outstanding(1)	$25,282,953	$25,167,494
Less: Loans required to be pledged for secured debt (2)	(15,063,291)	(15,677,138)
Loans pledged in excess of requirement (2)(3)	(2,211,012)	(2,467,444)
Total pledged loans	(17,274,303)	(18,144,582)
Unencumbered loans	$8,008,650	$7,022,912
Unencumbered loans as a percentage of total loans	32%	28%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2018 and May 31, 2018.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,211 million and $2,467 million as of November 30, 2018 and May 31, 2018, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

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

Equity

Table 14 presents the components of total CFC equity, total equity and total members’ equity as of November 30, 2018 and May 31, 2018. As displayed in Table 14, total members’ equity excludes the impact of cumulative unrealized derivative forward value gains (losses) recorded in earnings.

Table 14: Equity

(Dollars in thousands)	November 30, 2018	May 31, 2018	Change
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	1,431	1,976	(545)
Total membership fees and educational fund	2,400	2,945	(545)
Patronage capital allocated	763,986	811,493	(47,507)
Members’ capital reserve	687,785	687,785	—
Total allocated equity	1,454,171	1,502,223	(48,052)
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(30,831)	(332,525)	301,694
Current year derivative forward value gains (1)	94,262	301,694	(207,432)
Current period-end cumulative derivative forward value gains (losses)(1)	63,431	(30,831)	94,262
Other unallocated net income (loss)	76,154	(5,603)	81,757
Unallocated net income (loss)	139,585	(36,434)	176,019
CFC retained equity	1,593,756	1,465,789	127,967
Accumulated other comprehensive income	832	8,544	(7,712)
Total CFC equity	1,594,588	1,474,333	120,255
Noncontrolling interests	32,550	31,520	1,030
Total equity	$1,627,138	$1,505,853	$121,285
________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 13—Business Segments” for the statements of operations for CFC.

Total equity increased by $121 million to $1,627 million as of November 30, 2018. The increase was primarily attributable to our net income of $168 million for the six months ended November 30, 2018, which was partially offset by patronage capital retirement of $48 million in August 2018.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 15 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of November 30, 2018 and May 31, 2018.

Table 15: Guarantees Outstanding

(Dollars in thousands)	November 30, 2018	May 31, 2018	Change
Guarantee type:
Long-term tax-exempt bonds	$313,685	$316,985	$(3,300)
Letters of credit	312,536	343,970	(31,434)
Other guarantees	145,201	144,206	995
Total	$771,422	$805,161	$(33,739)

Company:
CFC	$754,349	$793,156	$(38,807)
NCSC	15,499	10,431	5,068
RTFC	1,574	1,574	—
Total	$771,422	$805,161	$(33,739)

Of the total notional amount of our outstanding guarantee obligations of $771 million and $805 million as of November 30, 2018 and May 31, 2018, respectively, 60% and 57%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $314 million as of November 30, 2018, we also were the liquidity provider on $248 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2018 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $313 million as of November 30, 2018. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of November 30, 2018, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $58 million as of November 30, 2018. All of our master letter of credit facilities as of November 30, 2018 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 16 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of November 30, 2018.

Table 16: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Guarantees	$771,422	$150,074	$144,532	$121,756	$27,687	$160,594	$166,779

We recorded a guarantee liability of $10 million and $11 million as of November 30, 2018 and May 31, 2018, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. Our line of credit commitments include both contracts that are subject to material adverse change clauses and contracts that are not subject to material adverse change clauses, while our long-term loan commitments are subject to material adverse change clauses.

Table 17 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of November 30, 2018 and May 31, 2018.

Table 17: Unadvanced Loan Commitments

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$4,800,550	37%	$4,835,434	38%	$(34,884)
Unconditional(2)	3,053,902	23	2,857,350	23	196,552
Total line of credit unadvanced commitments	7,854,452	60	7,692,784	61	161,668
Total long-term loan unadvanced commitments(1)	5,289,612	40	4,952,834	39	336,778
Total unadvanced loan commitments	$13,144,064	100%	$12,645,618	100%	$498,446
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 18 presents the amount of unadvanced loan commitments, by loan type, as of November 30, 2018 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 18: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,854,452	$302,927	$3,960,406	$908,973	$755,133	$1,339,586	$587,427
Long-term loans	5,289,612	417,526	545,467	688,422	1,636,893	1,193,023	808,281
Total	$13,144,064	$720,453	$4,505,873	$1,597,395	$2,392,026	$2,532,609	$1,395,708

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of November 30, 2018, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,290 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,144 million as of November 30, 2018 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,090 million and $9,789 million as of November 30, 2018 and May 31, 2018, respectively, and accounted for 77% of the combined total of unadvanced line of credit and long-term loan commitments as of both November 30, 2018 and May 31, 2018. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,054 million and $2,857 million as of November 30, 2018 and May 31, 2018, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of November 30, 2018. The remaining 10% represented unconditional committed line of credit loans, which under any new advance would be made at rates determined by us.

Table 19 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of November 30, 2018.

Table 19: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$3,053,902	$110,000	$347,582	$479,348	$455,400	$1,228,176	$433,396

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

Table 20 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of November 30, 2018 and May 31, 2018. Of our total loans outstanding, 93% were secured and 7% were unsecured as of both November 30, 2018 and May 31, 2018.

Table 20: Loan Portfolio Security Profile

	November 30, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,274,200	98%	$439,388	2%	$22,713,588
Long-term variable-rate loans	1,068,274	99	9,697	1	1,077,971
Total long-term loans	23,342,474	98	449,085	2	23,791,559
Line of credit loans	104,726	7	1,386,668	93	1,491,394
Total loans outstanding(1)	$23,447,200	93	$1,835,753	7	$25,282,953

Company:
CFC	$22,414,376	93%	$1,745,859	7%	$24,160,235
NCSC	693,138	90	74,087	10	767,225
RTFC	339,686	96	15,807	4	355,493
Total loans outstanding(1)	$23,447,200	93	$1,835,753	7	$25,282,953

	May 31, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,220,087	98%	$476,098	2%	$22,696,185
Long-term variable-rate loans	996,970	96	42,521	4	1,039,491
Total long-term loans	23,217,057	98	518,619	2	23,735,676
Line of credit loans	69,097	5	1,362,721	95	1,431,818
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494

Company:
CFC	$22,233,592	93%	$1,784,327	7%	$24,017,919
NCSC	703,396	89	83,061	11	786,457
RTFC	349,166	96	13,952	4	363,118
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both November 30, 2018 and May 31, 2018.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $643 million as of November 30, 2018, compared with $660 million as of May 31, 2018. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $158 million and $161 million as of November 30, 2018 and May 31, 2018, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentrations. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of November 30, 2018, unchanged from May 31, 2018. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications members throughout the United States and its territories, including all 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 215 associates as of November 30, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both November 30, 2018 and May 31, 2018.

Single-Obligor Concentration

Table 21 displays the combined exposure of loans and guarantees of the 20 largest borrowers, by exposure type and by company, as of November 30, 2018 and May 31, 2018. The 20 borrowers with the largest exposure consisted of nine distribution systems, 10 power supply systems and one NCSC associate member as of both November 30, 2018 and May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both November 30, 2018 and May 31, 2018.

Table 21: Credit Exposure to 20 Largest Borrowers

	November 30, 2018		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,485,246	21%	$5,613,991	22%	$(128,745)
Guarantees	340,598	1	347,138	1	(6,540)
Total exposure to 20 largest borrowers	5,825,844	22	5,961,129	23	(135,285)
Less: Loans covered under Farmer Mac standby purchase commitment	(347,921)	(1)	(354,694)	(1)	6,773
Net exposure to 20 largest borrowers	$5,477,923	21%	$5,606,435	22%	$(128,512)

By company:
CFC	$5,576,453	21%	$5,703,723	22%	$(127,270)
NCSC	249,391	1	257,406	1	(8,015)
Total exposure to 20 largest borrowers	5,825,844	22	5,961,129	23	(135,285)
Less: Loans covered under Farmer Mac standby purchase commitment	(347,921)	(1)	(354,694)	(1)	6,773
Net exposure to 20 largest borrowers	$5,477,923	21%	$5,606,435	22%	$(128,512)

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for 99% of our outstanding loans as of
November 30, 2018, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong asset performance metrics, including low levels of criticized exposure. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. As displayed in Table 20 above, 93% of our total outstanding loans were secured as of both November 30, 2018 and May 31, 2018. We had no delinquent or nonperforming loans as of November 30, 2018 and May 31, 2018. In addition, we had no loan defaults or charge-offs during the six months ended November 30, 2018.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $184 million, or 0.73%, of total loans outstanding as of November 30, 2018. Of this amount, $178 million, was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $178 million, or 0.71%, of total loans outstanding as of May 31, 2018. Of this amount, $171 million was classified as substandard. We did not have any loans classified as doubtful as of November 30, 2018 or May 31, 2018. See “Note 4—Loans” for a description of each of the risk rating classifications.

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

Table 22 presents the carrying value of loans modified as TDRs and the performance status as of November 30, 2018 and May 31, 2018. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 22: Troubled Debt Restructured Loans

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$6,261	0.03%	$6,507	0.03%
RTFC	5,842	0.02	6,092	0.02
Total TDR loans	$12,103	0.05%	$12,599	0.05%

Performance status of TDR loans:
Performing TDR loans	$12,103	0.05%	$12,599	0.05%

As indicated in Table 22 above, we did not have any TDR loans classified as nonperforming as of November 30, 2018 or May 31, 2018.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of November 30, 2018 or May 31, 2018.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the six months ended November 30, 2018 and 2017.

Historical Loan Losses

In its 49-year history, CFC has experienced only 16 defaults, of which 10 resulted in no loss and six resulted in the cumulative historical net charge-offs of $86 million for our electric utility loan portfolio. Of this amount, $67 million was attributable to electric utility power supply cooperatives and $19 million was attributable to electric distribution cooperatives. We discuss the reasons loans to electric utility cooperatives, our principal lending market, typically have a relatively low risk of default above under “Credit Concentration.”

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

Outstanding loans to electric utility organizations totaled $24,928 million and accounted for 99% of our total outstanding loan portfolio as of November 30, 2018, while outstanding RTFC telecommunications loans totaled $355 million and accounted for 1% of our total outstanding loan portfolio as of November 30, 2018.

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

Table 23 summarizes changes in the allowance for loan losses for the three and six months ended November 30, 2018 and 2017, and provides a comparison of the allowance by company as of November 30, 2018 and May 31, 2018.

Table 23: Allowance for Loan Losses

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$18,692	$37,078	$18,801	$37,376
Benefit for loan losses	(1,788)	(304)	(1,897)	(602)
Ending balance	$16,904	$36,774	$16,904	$36,774

			November 30, 2018	May 31, 2018
Allowance for loan losses by company:
CFC			$12,174	$12,300
NCSC			1,969	2,082
RTFC			2,761	4,419
Total			$16,904	$18,801

Allowance coverage ratios:
Total loans outstanding(1)			$25,282,953	$25,167,494
Percentage of total loans outstanding			0.07%	0.07%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2018 and May 31, 2018.

Our allowance for loan losses decreased by $2 million to $17 million as of November 30, 2018 from May 31, 2018. The allowance coverage ratio was 0.07% as of both November 30, 2018 and May 31, 2018. We had no loans classified as nonperforming as of November 30, 2018 or May 31, 2018. We experienced no charge-offs during the three and six months ended November 30, 2018 and 2017. Loans designated as individually impaired totaled $12 million and $13 million as of November 30, 2018 and May 31, 2018, respectively, and the specific allowance related to those loans totaled $1 million as of both November 30, 2018 and May 31, 2018.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of November 30, 2018. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 23% and 24% of the total outstanding notional amount of derivatives as of November 30, 2018 and May 31, 2018, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of November 30, 2018. Both Moody’s and S&P had our ratings on stable outlook as of November 30, 2018. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2018, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$52,555	$(7,819)	$—	$(7,819)
Falls below Baa1/BBB+	7,308,946	(37,072)	75,448	38,376
Falls to or below Baa2/BBB (2)	525,293	—	7,137	7,137
Falls below Baa3/BBB-	222,643	(8,952)	—	(8,952)
Total	$8,109,437	$(53,843)	$82,585	$28,742
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $165 million as of November 30, 2018. These contracts were in an unrealized gain position of $2 million as of November 30, 2018.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $54 million as of November 30, 2018. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of November 30, 2018. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 25 presents the sources of our available liquidity as of November 30, 2018, compared with May 31, 2018.

Table 25: Available Liquidity

	November 30, 2018			May 31, 2018
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$227	$—	$227	$231	$—	$231
Committed bank revolving line of credit agreements—unsecured(1)	2,975	3	2,972	3,085	3	3,082
Guaranteed Underwriter Program committed facilities—secured(2)	7,298	5,423	1,875	6,548	5,323	1,225
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,200	2,763	2,437	5,200	2,791	2,409
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured	300	—	300	300	100	200
Total	$16,000	$8,189	$7,811	$15,364	$8,217	$7,147
____________________________
(1) The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both November 30, 2018 and May 31, 2018, relates to letters of credit issued pursuant to the five-year line of credit agreement.
(2) The committed facilities under the Guaranteed Underwriter Program are not revolving.
(3) Availability subject to market conditions.

We believe we have sufficient liquidity from the available on- and off-balance sheet liquidity sources presented above in Table 25 and our ability to issue debt to meet demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months.

Borrowing Capacity Under Current Facilities

Following is a discussion of our borrowing capacity and key terms and conditions under our revolving line of credit agreements with banks and committed loan facilities under the Guaranteed Underwriter Program and revolving note purchase agreements with Farmer Mac.

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,975 million of commitments under committed bank revolving line of credit agreements as of November 30, 2018. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 28, 2018, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2021 and November 28, 2023, respectively, and to terminate certain third-party bank commitments totaling $53 million under the three-year agreement and $57 million under the five- year agreement. As a result, the total commitment amount from third-parties under the three-year facility and the five-year facility is $1,440 million and $1,535 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,975 million.

Table 26 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of November 30, 2018. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of November 30, 2018.

Table 26: Committed Bank Revolving Line of Credit Agreements

	November 30, 2018
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Advance	Maturity	Annual Facility Fee (1)
3-year agreement	$1,440	$—	$1,440	November 28, 2021	7.5 bps
5-year agreement	1,535	3	1,532	November 28, 2023	10 bps
Total	$2,975	$3	$2,972
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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to make new loans and refinance existing indebtedness. As part of the program, we pay fees, based on outstanding borrowings, that support the USDA Rural Economic Development Loan and Grant program. The borrowings under this program are guaranteed by RUS.

On November 15, 2018, we closed on a $750 million committed loan facility (Series N) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. The closing of this committed loan facility increased the amount available for access under the Guaranteed Underwriter Program to $1,875 million as of November 30, 2018. Of this amount, $375 million is available for advance through October 15, 2019, $750 million is available for advance through July 15, 2022 and $750 million is available for advance through July 15, 2023.

We are required to pledge eligible distribution system loans or power supply system loans as collateral in an amount at least equal to the total outstanding borrowings under the Guaranteed Underwriter Program. See “Consolidated Balance Sheet Analysis—Debt—Collateral Pledged” and “Note 4—Loans” for additional information on pledged collateral.

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 25, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, we can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $2,763 million and $2,791 million as of November 30, 2018 and May 31, 2018, respectively, under the Farmer Mac revolving note purchase agreement of $5,200 million. The available borrowing amount totaled $2,437 million as of November 30, 2018.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which is January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated. We had no outstanding notes payable under this agreement as of November 30, 2018. We had outstanding borrowings of $100 million as of May 31, 2018 under this revolving note purchase agreement with Farmer Mac.

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

Table 27 displays the composition, by funding source, of our short-term borrowings as of November 30, 2018 and May 31, 2018. Member borrowings accounted for 74% of total short-term borrowings as of November 30, 2018, compared with 69% of total short-term borrowings as of May 31, 2018.

Table 27: Short-Term Borrowings—Funding Sources

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$3,041,657	74%	$2,631,644	69%
Capital markets	1,058,949	26	1,164,266	31
Total	$4,100,606	100%	$3,795,910	100%

Table 28 displays the composition, by product type, of our short-term borrowings as of November 30, 2018 and May 31, 2018.

Table 28: Short-Term Borrowings

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,058,949	4%	$1,064,266	4%
Commercial paper to members, at par	1,218,730	5	1,202,105	5
Total commercial paper	2,277,679	9	2,266,371	9
Select notes to members	1,031,022	4	780,472	3
Daily liquidity fund notes to members	566,935	3	400,635	2
Medium-term notes to members	224,970	1	248,432	1
Farmer Mac revolving facility	—	—	100,000	—
Total short-term borrowings	$4,100,606	17%	$3,795,910	15%

Our short-term borrowings increased by $305 million to $4,101 million as of November 30, 2018 from May 31, 2018. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Outstanding dealer commercial paper of $1,059 million and $1,064 million as of November 30, 2018 and May 31, 2018, respectively, was below our maximum threshold of $1,250 million.

Long-Term and Subordinated Debt

In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” See “Item 7. MD&A—Liquidity Risk” in our 2018 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $20,596 million and accounted for 83% of total debt outstanding as of November 30, 2018, from $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. Table 29 summarizes long-term and subordinated debt issuances and repayments during the six months ended November 30, 2018.

Table 29: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Six Months Ended November 30, 2018
(Dollars in thousands)	Issuances	Repayments(2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$625,000	$1,180,000	$(555,000)
Guaranteed Underwriter Program notes payable	100,000	30,832	69,168
Farmer Mac notes payable	250,000	278,015	(28,015)
Medium-term notes sold to members	92,800	91,093	1,707
Medium-term notes sold to dealers	301,957	31,497	270,460
Members’ subordinated certificates	964	4,279	(3,315)
Total	$1,370,721	$1,615,716	$(244,995)
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.
(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 30 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of November 30, 2018.

Table 30: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2019	$1,168,993	6%
May 31, 2020	1,560,914	7
May 31, 2021	1,806,498	9
May 31, 2022	1,908,045	9
May 31, 2023	1,171,211	6
Thereafter	12,980,419	63
Total	$20,596,080	100%
____________________________
(1)Excludes $0.2 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $272 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio composed of equity securities and held-to-maturity debt securities. We intend for our investment portfolio, which totaled $645 million and $710 million as of November 30, 2018 and May 31, 2018, respectively, to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs.

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

Table 31 below displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending May 31, 2020. Our projected liquidity position reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of November 30, 2018, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 31: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Other Loan Advances(5)	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(5)

3Q FY 2019	$1,320	$405	$106	$1,831	$780	$790	$547	$2,117	$168
4Q FY 2019	495	292	269	1,056	509	434	—	943	(219)
1Q FY 2020	340	321	—	661	294	328	—	622	(25)
2Q FY 2020	815	293	—	1,108	735	346	—	1,081	(74)
3Q FY 2020	690	317	—	1,007	571	501	—	1,072	42
4Q FY 2020	90	301	—	391	76	406	—	482	15
Total	$3,750	$1,929	$375	$6,054	$2,965	$2,805	$547	$6,317	$(93)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending May 31, 2020.
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

As displayed in Table 31, we currently project long-term advances of $1,898 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,311 million by approximately $587 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 32 displays our credit ratings as of November 30, 2018. Moody’s, S&P and Fitch affirmed our ratings and outlook during the current quarter. Our credit ratings as of November 30, 2018 are unchanged from May 31, 2018, and as of the date of the filing of this Report.

Table 32: Credit Ratings

November 30, 2018
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

Financial Ratios

Our debt-to-equity ratio decreased to 15.49-to-1 as of November 30, 2018, from 16.72-to-1 as of May 31, 2018, primarily due to an increase in equity resulting from our reported net income of $168 million for the six months ended November 30, 2018, which was partially offset by the patronage capital retirement of $48 million in August 2018.

Our adjusted debt-to-equity ratio decreased to 6.15-to-1 as of November 30, 2018, from 6.18-to-1 as of May 31, 2018, primarily attributable to an increase in adjusted equity due to our adjusted net income of $73 million, which was partially offset by the patronage capital retirement of $48 million. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of November 30, 2018.

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

Interest Rate Gap Analysis

To monitor and mitigate interest rate risk in the funding of fixed-rate assets, we perform a monthly interest rate gap analysis that provides a comparison between fixed-rate assets repricing or maturing by year and fixed-rate liabilities and members’ equity maturing by year.

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

Table 33 displays the scheduled amortization and repricing of fixed-rate assets and liabilities outstanding as of November 30, 2018. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 10% of our total loan portfolio as of both November 30, 2018 and May 31, 2018. Fixed-rate liabilities include debt issued at a fixed rate as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis since it is used to match fund the variable-rate loan pool. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 33: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/19	Two Years 6/1/19 to 5/31/21	Two Years 6/1/21 to 5/31/23	Five Years 6/1/23 to 5/31/28	10 Years 6/1/28 to 5/31/38	6/1/38 and Thereafter	Total
Asset amortization and repricing	$881	$3,304	$3,065	$5,758	$6,893	$3,230	$23,131
Liabilities and members’ equity:
Long-term debt (1)	$734	$3,362	$3,017	$5,936	$4,750	$1,715	$19,514
Subordinated certificates	8	42	58	974	155	578	1,815
Members’ equity (2)	—	23	24	104	290	924	1,365
Total liabilities and members’ equity(3)	$742	$3,427	$3,099	$7,014	$5,195	$3,217	$22,694
Gap (4)	$139	$(123)	$(34)	$(1,256)	$1,698	$13	$437

Cumulative gap	139	16	(18)	(1,274)	424	437
Cumulative gap as a % of total assets	0.52%	0.06%	(0.07)%	(4.75)%	1.58%	1.63%
Cumulative gap as a % of adjusted total assets(5)	0.52	0.06	(0.07)	(4.81)	1.60	1.65
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

The difference, or interest rate gap, of $437 million between the fixed-rate loans scheduled for amortization or repricing of $23,131 million and the fixed-rate liabilities and equity funding the loans of $22,694 million presented in Table 33 reflects the amount of fixed-rate assets that are funded with short-term and variable-rate debt as of November 30, 2018. The gap of $437 million represented 1.63% of total assets and 1.65% of adjusted total assets (total assets excluding derivative assets) as of November 30, 2018. As discussed above, we manage this gap within a prescribed range because funding long-term, fixed-rate loans with short-term and variable-rate debt may expose us to higher interest rate and liquidity risk.

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

Statements of Operations Non-GAAP Adjustments

Table 34 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures for the three and six months ended November 30, 2018 and 2017. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 34: Adjusted Financial Measures — Income Statement

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense	$(204,166)	$(195,170)	$(414,397)	$(387,901)
Include: Derivative cash settlements	(11,805)	(19,635)	(24,634)	(39,857)
Adjusted interest expense	$(215,971)	$(214,805)	$(439,031)	$(427,758)

Net interest income	$77,087	$70,653	$145,347	$143,837
Include: Derivative cash settlements	(11,805)	(19,635)	(24,634)	(39,857)
Adjusted net interest income	$65,282	$51,018	$120,713	$103,980

Net income	$119,726	$178,723	$167,704	$187,738
Exclude: Derivative forward value gains	75,148	145,228	95,160	119,252
Adjusted net income	$44,578	$33,495	$72,544	$68,486

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 35 presents our TIER and adjusted TIER for the three and six months ended November 30, 2018 and 2017.

Table 35: TIER and Adjusted TIER

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
TIER (1)	1.59	1.92	1.40	1.48

Adjusted TIER (2)	1.21	1.16	1.17	1.16
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 36 provides a reconciliation between the liabilities and equity used to calculate the debt-to-equity ratio and the adjusted debt-to-equity ratio as of November 30, 2018 and May 31, 2018. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 36: Adjusted Financial Measures — Balance Sheet

(Dollars in thousands)	November 30, 2018	May 31, 2018
Total liabilities	$25,202,620	$25,184,351
Exclude:
Derivative liabilities	255,112	275,932
Debt used to fund loans guaranteed by RUS	157,593	160,865
Subordinated deferrable debt	742,480	742,410
Subordinated certificates	1,376,689	1,379,982
Adjusted total liabilities	$22,670,746	$22,625,162

Total equity	$1,627,138	$1,505,853
Exclude:
Prior year-end cumulative derivative forward value losses	(34,974)	(340,976)
Current year cumulative derivative forward value gains	95,160	306,002
Accumulated other comprehensive income (1)	2,800	1,980
Include:
Subordinated certificates	1,376,689	1,379,982
Subordinated deferrable debt	742,480	742,410
Adjusted total equity	$3,683,321	$3,661,239
____________________________
(1) Represents the AOCI related to derivatives. See “Note 10—Equity” for a breakout of our AOCI components.

Table 37 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of November 30, 2018 and May 31, 2018.

Table 37: Debt-to-Equity Ratio

	November 30, 2018	May 31, 2018
Debt-to-equity ratio (1)	15.49	16.72
Adjusted debt-to-equity ratio (2)	6.15	6.18
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Members’ Equity

Table 38 provides a reconciliation of members’ equity to total CFC equity as of November 30, 2018 and May 31, 2018.

Table 38: Members’ Equity

(Dollars in thousands)	November 30, 2018	May 31, 2018
Members’ equity:
Total CFC equity	$1,594,588	$1,474,333
Excludes:
Accumulated other comprehensive income	832	8,544
Current year-end cumulative derivative forward value gains (losses)	63,431	(30,831)
Subtotal	64,263	(22,287)
Members’ equity	$1,530,325	$1,496,620

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$281,253	$265,823	$559,744	$531,738
Interest expense	(204,166)	(195,170)	(414,397)	(387,901)
Net interest income	77,087	70,653	145,347	143,837
Benefit for loan losses	1,788	304	1,897	602
Net interest income after benefit for loan losses	78,875	70,957	147,244	144,439
Non-interest income:
Fee and other income	4,321	5,542	7,506	9,487
Derivative gains	63,343	125,593	70,526	79,395
Results of operations of foreclosed assets	—	(10)	—	(34)
Total non-interest income	67,664	131,125	78,032	88,848
Non-interest expense:
Salaries and employee benefits	(12,392)	(12,009)	(25,074)	(23,832)
Other general and administrative expenses	(11,478)	(9,905)	(22,001)	(19,718)
Losses on early extinguishment of debt	—	—	(7,100)	—
Other non-interest expense	(2,700)	(618)	(3,094)	(1,140)
Total non-interest expense	(26,570)	(22,532)	(57,269)	(44,690)
Income before income taxes	119,969	179,550	168,007	188,597
Income tax expense	(243)	(827)	(303)	(859)
Net income	119,726	178,723	167,704	187,738
Less: Net income attributable to noncontrolling interests	(466)	(1,150)	(479)	(1,032)
Net income attributable to CFC	$119,260	$177,573	$167,225	$186,706

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$119,726	$178,723	$167,704	$187,738
Other comprehensive income (loss):
Unrealized losses on equity securities	—	8	—	(1,143)
Unrealized gain on cash flow hedge	1,035	—	1,059	—
Reclassification of derivative gains to net income	(120)	(194)	(239)	(386)
Defined benefit plan adjustments	131	126	262	253
Other comprehensive income (loss)	1,046	(60)	1,082	(1,276)
Total comprehensive income	120,772	178,663	168,786	186,462
Less: Total comprehensive income attributable to noncontrolling interests	(466)	(1,150)	(479)	(1,032)
Total comprehensive income attributable to CFC	$120,306	$177,513	$168,307	$185,430

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	November 30, 2018	May 31, 2018
Assets:
Cash and cash equivalents	$226,758	$230,999
Restricted cash	16,174	7,825
Total cash, cash equivalents and restricted cash	242,932	238,824
Time deposits	—	100,000
Investment securities:
Equity securities	86,988	89,332
Debt securities held to maturity, at amortized cost	558,071	520,519
Total investment securities	645,059	609,851
Loans to members	25,294,175	25,178,608
Less: Allowance for loan losses	(16,904)	(18,801)
Loans to members, net	25,277,271	25,159,807
Accrued interest receivable	133,988	127,442
Other receivables	37,824	39,220
Fixed assets, net	118,490	116,031
Derivative assets	319,687	244,526
Other assets	54,507	54,503
Total assets	$26,829,758	$26,690,204

Liabilities:
Accrued interest payable	$146,639	$149,284
Debt outstanding:
Short-term borrowings	4,100,606	3,795,910
Long-term debt	18,477,156	18,714,960
Subordinated deferrable debt	742,480	742,410
Members’ subordinated certificates:
Membership subordinated certificates	630,468	630,448
Loan and guarantee subordinated certificates	525,051	528,386
Member capital securities	221,170	221,148
Total members’ subordinated certificates	1,376,689	1,379,982
Total debt outstanding	24,696,931	24,633,262
Deferred income	61,516	65,922
Derivative liabilities	255,112	275,932
Other liabilities	42,422	59,951
Total liabilities	25,202,620	25,184,351

Equity:
CFC equity:
Retained equity	1,593,756	1,465,789
Accumulated other comprehensive income (loss)	832	8,544
Total CFC equity	1,594,588	1,474,333
Noncontrolling interests	32,550	31,520
Total equity	1,627,138	1,505,853
Total liabilities and equity	$26,829,758	$26,690,204

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three and Six Months Ended November 30, 2018
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2018	$2,609	$763,986	$687,785	$20,325	$1,474,705	$(214)	$1,474,491	$32,085	$1,506,576
Net income	—	—	—	119,260	119,260	—	119,260	466	119,726
Other comprehensive income	—	—	—	—	—	1,046	1,046	—	1,046
Other	(209)	—	—	—	(209)	—	(209)	(1)	(210)
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138

Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income	—	—	—	167,225	167,225	—	167,225	479	167,704
Other comprehensive income	—	—	—	—	—	1,082	1,082	—	1,082
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	—	(47,507)
Other	(545)	—	—	—	(545)	—	(545)	551	6
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138

	Three and Six Months Ended November 30, 2017
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of August 31, 2017	$2,544	$716,481	$630,305	$(328,995)	$1,020,335	$11,959	$1,032,294	$29,286	$1,061,580
Net income	—	—	—	177,573	177,573	—	177,573	1,150	178,723
Other comprehensive loss	—	—	—	—	—	(60)	(60)	—	(60)
Other	(178)	—	—	—	(178)	—	(178)	(17)	(195)
Balance as of November 30, 2017	$2,366	$716,481	$630,305	$(151,422)	$1,197,730	$11,899	$1,209,629	$30,419	$1,240,048

Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	—	—	—	186,706	186,706	—	186,706	1,032	187,738
Other comprehensive loss	—	—	—	—	—	(1,276)	(1,276)	—	(1,276)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(534)	—	—	—	(534)	—	(534)	535	1
Balance as of November 30, 2017	$2,366	$716,481	$630,305	$(151,422)	$1,197,730	$11,899	$1,209,629	$30,419	$1,240,048

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$167,704	$187,738
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(5,201)	(6,149)
Amortization of debt issuance costs and deferred charges	5,596	5,148
Amortization of discount on long-term debt	5,416	4,943
Amortization of issuance costs for bank revolving lines of credit	2,813	2,768
Depreciation and amortization	4,346	3,769
Benefit for loan losses	(1,897)	(602)
Loss on early extinguishment of debt	7,100	—
Derivative forward value (gains) losses	(95,160)	(119,252)
Changes in operating assets and liabilities:
Accrued interest receivable	(6,547)	(5,277)
Accrued interest payable	(2,645)	5,609
Deferred income	796	(133)
Other	(14,121)	(7,589)
Net cash provided by operating activities	68,200	70,973

Cash flows from investing activities:
Advances on loans, net	(115,459)	(457,212)
Investment in fixed assets	(7,403)	(6,437)
Net proceeds from time deposits	100,000	175,000
Purchases of held-to-maturity investments	(52,845)	(248,181)
Proceeds from maturities of held-to-maturity investments	15,354	—
Net cash provided by (used in) investing activities	(60,353)	(536,830)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	341,562	181,501
Proceeds from short-term borrowings with original maturity greater than 90 days	629,350	570,060
Repayments of short term-debt with original maturity greater than 90 days	(666,216)	(537,269)
Payments for issuance costs for revolving bank lines of credit	(2,342)	(2,402)
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,362,714	625,021
Payments for retirement of long-term debt	(1,611,437)	(203,819)
Payments made on early extinguishment of debt	(7,100)	—
Proceeds from issuance of members’ subordinated certificates	964	3,989
Payments for retirement of members’ subordinated certificates	(4,279)	(23,340)
Payments for retirement of patronage capital	(46,953)	(44,667)
Repayments for membership fees, net	(2)	—
Net cash (used in) provided by financing activities	(3,739)	569,074
Net increase in cash, cash equivalents and restricted cash	4,108	103,217
Beginning cash, cash equivalents and restricted cash	238,824	188,421
Ending cash, cash equivalents and restricted cash	$242,932	$291,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$405,249	$374,098
Cash paid for income taxes	30	152

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

National Rural Utilities Cooperative Finance Corporation (“CFC”) is a member-owned cooperative association incorporated under the laws of the District of Columbia in April 1969. CFC’s principal purpose is to provide its members with financing to supplement the loan programs of the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”). CFC makes loans to its rural electric members so they can acquire, construct and operate electric distribution systems, generation and transmission (“power supply”) systems and related facilities. CFC also provides its members with credit enhancements in the form of letters of credit and guarantees of debt obligations. As a cooperative, CFC is owned by and exclusively serves its membership, which consists of not-for-profit entities or subsidiaries or affiliates of not-for-profit entities. CFC is exempt from federal income taxes.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of November 30, 2018 or May 31, 2018. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs which are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, totaled $16 million and $8 million as of November 30, 2018 and May 31, 2018, respectively, and consists primarily of member funds held in escrow for certain specifically designated cooperative programs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Income

The following table presents interest income, by interest-earning asset category, for the three and six months ended November 30, 2018 and 2017.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$253,340	$248,926	$505,141	$498,290
Long-term variable-rate loans	10,066	6,097	19,447	11,960
Line of credit loans	11,752	8,588	23,385	17,295
TDR loans(2)	211	222	429	448
Other income, net(3)	(251)	(306)	(576)	(538)
Total loans	275,118	263,527	547,826	527,455
Cash, time deposits and investment securities	6,135	2,296	11,918	4,283
Total interest income	$281,253	$265,823	$559,744	$531,738
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructured (“TDR”) loans.
(3)Consists of late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $62 million and $66 million as of November 30, 2018 and May 31, 2018, respectively, consists primarily of deferred loan conversion fees totaling $56 million and $60 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for the three and six months ended November 30, 2018 and 2017.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense by debt product type:(1)(2)
Short-term borrowings	$22,619	$10,116	$42,038	$20,655
Medium-term notes	33,816	27,544	66,226	52,660
Collateral trust bonds	68,934	85,321	146,639	170,598
Guaranteed Underwriter Program notes payable	35,014	35,688	70,348	71,290
Farmer Mac notes payable	19,697	11,947	40,808	23,437
Other notes payable	322	391	644	781
Subordinated deferrable debt	9,417	9,417	18,834	18,833
Subordinated certificates	14,347	14,746	28,860	29,647
Total interest expense	$204,166	$195,170	$414,397	$387,901
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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model and establishes a single allowance framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to-maturity debt securities. The current expected loss model requires an entity to estimate the credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The new guidance also requires expanded credit quality disclosures. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. This update is effective for us beginning June 1, 2020. While early adoption is permitted for us beginning in the first quarter of fiscal year 2020, we do not expect to elect that option. We are continuing to evaluate the impact of the guidance on our consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses.We do not expect to early adopt this guidance. Upon adoption, we will be required to record a cumulative-effect adjustment to retained earnings. The impact on our consolidated financial statements from the adoption of this new guidance will depend on our portfolio composition and credit quality at the date of adoption as well as forecasts at that time.

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

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s condensed consolidated financial statements, after intercompany eliminations, as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Total loans outstanding	$1,122,717	$1,149,574
Other assets	16,512	10,280
Total assets	$1,139,229	$1,159,854

Long-term debt	$8,000	$8,000
Other liabilities	39,759	33,923
Total liabilities	$47,759	$41,923

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,089,764	1,116,465
Credit enhancements:
CFC third-party guarantees	17,073	12,005
Other credit enhancements	13,757	14,655
Total credit enhancements(2)	30,830	26,660
Total outstanding commitments	1,120,594	1,143,125
CFC available credit commitments	$4,379,406	$4,356,875
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $32 million as of November 30, 2018. The maturities for obligations guaranteed by CFC extend through 2031.

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

Equity Securities

We previously had investments in equity securities that were classified as available for sale as of May 31, 2018. The unrealized gains and losses on these securities were recorded in other comprehensive income. Effective with our June 1, 2018 adoption of the financial instrument accounting standard on the recognition and measurement of financial assets and financial liabilities, unrealized gains and losses on equity securities are required to be recorded in earnings. The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Equity securities at fair value:
Farmer Mac—non-cumulative preferred stock	$82,047	$82,352
Farmer Mac—class A common stock	4,941	6,980
Total equity securities at fair value	$86,988	$89,332

We recorded unrealized losses on our investments in equity securities of $1 million and $2 million in earnings during the three and six months ended November 30, 2018, respectively. These unrealized losses are presented in other expenses on our condensed consolidated statements of income. We recorded unrealized gains on our investments in equity securities of less than $1 million and unrealized losses on our investments in equity securities of $1 million in other comprehensive income during the three and six months ended November 30, 2017, respectively. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 10—Equity—Accumulated Other Comprehensive Income.”

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our investment securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of November 30, 2018 and May 31, 2018.

	November 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	12,858	—	(1)	12,857
U.S. agency debt securities	2,823	2	(1)	2,824
Corporate debt securities	470,536	21	(7,702)	462,855
Commercial MBS:
Agency	7,313	5	(15)	7,303
Non-agency	3,453	1	(11)	3,443
Total commercial MBS	10,766	6	(26)	10,746
U.S. state and municipality debt securities	9,612	17	(10)	9,619
Foreign government debt securities	1,247	1	—	1,248
Other ABS(1)	49,229	1	(263)	48,967
Total debt securities held to maturity	$558,071	$48	$(8,003)	$550,116

	May 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$5,148	$—	$—	$5,148
Commercial paper	9,134	—	—	9,134
U.S. agency debt securities	2,000	16	—	2,016
Corporate debt securities	455,721	714	(4,595)	451,840
Commercial MBS:
Agency	7,024	63	—	7,087
Non-agency	3,453	3	(3)	3,453
Total commercial MBS	10,477	66	(3)	10,540
U.S. state and municipality debt securities	2,147	24	—	2,171
Foreign government debt securities	1,241	9	—	1,250
Other ABS(1)	34,651	11	(215)	34,447
Total debt securities held to maturity	$520,519	$840	$(4,813)	$516,546
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of November 30, 2018 and May 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	November 30, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held to maturity:
Commercial paper	$2,164	$(1)	$—	$—	$2,164	$(1)
U.S. agency debt securities	391	(1)	—	—	391	(1)
Corporate bonds	286,614	(3,234)	154,964	(4,468)	441,578	(7,702)
Commercial MBS:
Agency	3,700	(15)	—	—	3,700	(15)
Non-agency	1,446	(11)	—	—	1,446	(11)
Total commercial MBS	5,146	(26)	—	—	5,146	(26)
U.S. state and municipality debt securities	3,917	(10)	—	—	3,917	(10)
Other ABS(1)	29,180	(98)	17,982	(165)	47,162	(263)
Total investment securities	$327,412	$(3,370)	$172,946	$(4,633)	$500,358	$(8,003)

	May 31, 2018
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to maturity:
Corporate debt securities	$280,139	$(4,595)	$—	$—	$280,139	$(4,595)
Commercial MBS, non-agency	1,451	(3)	—	—	1,451	(3)
Other ABS(1)	27,012	(215)	—	—	27,012	(215)
Total investment securities	$308,602	$(4,813)	$—	$—	$308,602	$(4,813)
____________________________
(1)Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 431 as of November 30, 2018. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our HTM investment securities as of November 30, 2018 and May 31, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2018
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$1,000	$—	$—	$—	$1,000
Commercial paper	12,858	—	—	—	12,858
U.S. agency debt securities	—	2,672	151	—	2,823
Corporate debt securities	25,428	403,664	41,444	—	470,536
Commercial MBS:
Agency	—	342	6,971	—	7,313
Non-agency	—	—	—	3,453	3,453
Total commercial MBS	—	342	6,971	3,453	10,766
U.S. state and municipality debt securities	—	5,484	4,128	—	9,612
Foreign government debt securities	—	1,247	—	—	1,247
Other ABS(1)	993	45,791	2,445	—	49,229
Total	$40,279	$459,200	$55,139	$3,453	$558,071

Fair value:
Certificates of deposit	$1,000	$—	$—	$—	$1,000
Commercial paper	12,857	—	—	—	12,857
U.S. agency debt securities	—	2,672	152	—	2,824
Corporate debt securities	25,247	396,593	41,015	—	462,855
Commercial MBS:
Agency	—	340	6,963	—	7,303
Non-Agency	—	—	—	3,443	3,443
Total Commercial MBS	—	340	6,963	3,443	10,746
U.S. State and Municipality Debt Securities	—	5,475	4,144	—	9,619
Foreign Government Debt Securities	—	1,248	—	—	1,248
Other ABS(1)	991	45,532	2,444	—	48,967
Total	$40,095	$451,860	$54,718	$3,443	$550,116

Weighted average coupon(2)	1.79%	2.98%	3.58%	3.13%	2.95%

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

The average contractual maturity and weighted average coupon of our HTM investment securities was three years and 2.95%, respectively, as of November 30, 2018. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of November 30, 2018.

Realized Gains and Losses

We did not sell any of our investment securities during the three months ended November 30, 2018, and therefore have not recorded any realized gains or losses.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—LOANS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of November 30, 2018 and May 31, 2018.

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$22,713,588	$—	$22,696,185	$—
Variable rate	1,077,971	5,289,612	1,039,491	4,952,834
Total long-term loans	23,791,559	5,289,612	23,735,676	4,952,834
Lines of credit	1,491,394	7,854,452	1,431,818	7,692,784
Total loans outstanding	25,282,953	13,144,064	25,167,494	12,645,618
Deferred loan origination costs	11,222	—	11,114	—
Loans to members	$25,294,175	$13,144,064	$25,178,608	$12,645,618

Member class:
CFC:
Distribution	$19,812,973	$8,531,846	$19,551,511	$8,188,376
Power supply	4,264,713	3,592,293	4,397,353	3,407,095
Statewide and associate	82,549	130,909	69,055	128,025
Total CFC	24,160,235	12,255,048	24,017,919	11,723,496
NCSC	767,225	597,325	786,457	624,663
RTFC	355,493	291,691	363,118	297,459
Total loans outstanding	25,282,953	13,144,064	25,167,494	12,645,618
Deferred loan origination costs	11,222	—	11,114	—
Loans to members	$25,294,175	$13,144,064	$25,178,608	$12,645,618
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of November 30, 2018 and the related maturities by fiscal year and thereafter by loan type:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,854,452	$302,927	$3,960,406	$908,973	$755,133	$1,339,586	$587,427
Long-term loans	5,289,612	417,526	545,467	688,422	1,636,893	1,193,023	808,281
Total	$13,144,064	$720,453	$4,505,873	$1,597,395	$2,392,026	$2,532,609	$1,395,708

Unadvanced line of credit commitments accounted for 60% of total unadvanced loan commitments as of November 30, 2018, while unadvanced long-term loan commitments accounted for 40% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,290 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $13,144 million as of November 30, 2018 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,090 million and $9,789 million as of November 30, 2018 and May 31, 2018, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $3,054 million and $2,857 million as of November 30, 2018 and May 31, 2018, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of November 30, 2018.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$3,053,902	$110,000	$347,582	$479,348	$455,400	$1,228,176	$433,396

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We did not have any loan sales during the six months ended November 30, 2018. We sold CFC loans with outstanding balances totaling $110 million, at par for cash, during the six months ended November 30, 2017. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of November 30, 2018 and May 31, 2018. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$8,299,400	$8,643,344
RUS-guaranteed loans qualifying as permitted investments	137,839	140,680
Total pledged collateral	$8,437,239	$8,784,024
Collateral trust bonds outstanding	7,322,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$48,929	$243,418
Collateral trust bonds outstanding	40,000	220,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,177,761	$3,331,775
Notes payable outstanding	2,763,482	2,891,496

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$13,755	$12,615
Cash	1,087	415
Total pledged collateral	$14,842	$13,030
Notes payable outstanding	11,556	11,556

Federal Financing Bank:
Distribution and power supply system mortgage notes	$5,596,619	$5,772,750
Notes payable outstanding	4,925,542	4,856,375

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States and its

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

territories, including 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 215 associates as of November 30, 2018. Texas had the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both November 30, 2018 and May 31, 2018. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks.

Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of November 30, 2018, unchanged from May 31, 2018. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The combined exposure of loans and guarantees outstanding for our 20 largest borrowers was 22% and 23% as of November 30, 2018 and May 31, 2018, respectively. The 20 largest borrowers consisted of nine distribution systems, 10 power supply systems and one NCSC associate member as of both November 30, 2018 and May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both November 30, 2018 and May 31, 2018.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $643 million and $660 million as of November 30, 2018 and May 31, 2018, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of November 30, 2018. Also, we had long-term loans totaling $158 million and $161 million as of November 30, 2018 and May 31, 2018, respectively, guaranteed by RUS.

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

Borrower Risk Ratings

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

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings used in the estimation of our allowance for loan losses as of November 30, 2018 and May 31, 2018.

	November 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,683,219	$6,364	$123,390	$—	$19,812,973
Power supply	4,216,130	—	48,583	—	4,264,713
Statewide and associate	82,549	—	—	—	82,549
CFC total	23,981,898	6,364	171,973	—	24,160,235
NCSC	767,225	—	—	—	767,225
RTFC	349,651	—	5,842	—	355,493
Total loans outstanding	$25,098,774	$6,364	$177,815	$—	$25,282,953

	May 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,429,121	$6,853	$115,537	$—	$19,551,511
Power supply	4,348,328	—	49,025	—	4,397,353
Statewide and associate	69,055	—	—	—	69,055
CFC total	23,846,504	6,853	164,562	—	24,017,919
NCSC	786,457	—	—	—	786,457
RTFC	356,503	523	6,092	—	363,118
Total loans outstanding	$24,989,464	$7,376	$170,654	$—	$25,167,494

We had loans to one electric distribution cooperative borrower and its subsidiary totaling $172 million and $165 million as of November 30, 2018 and May 31, 2018, respectively, that were classified as substandard. The electric distribution cooperative owns and operates a distribution and transmission system and is in the early stages of deploying retail broadband service. The borrower is currently experiencing financial difficulties due to recent net losses and weak cash flows. The borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower operates in a territory that is not rate-regulated and has the ability to adjust its electric rates to cover operating costs and service debt. Of the outstanding amount, all but $17 million and $7 million was secured under our typical collateral requirements for long-term loan advances as of November 30, 2018 and May 31, 2018, respectively. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans outstanding to this borrower and its subsidiary were not deemed to be impaired as of either November 30, 2018 or May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of November 30, 2018 and May 31, 2018. As indicated in the table, we did not have any past due loans as of either November 30, 2018 or May 31, 2018.

	November 30, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,812,973	$—	$—	$—	$19,812,973	$—
Power supply	4,264,713	—	—	—	4,264,713	—
Statewide and associate	82,549	—	—	—	82,549	—
CFC total	24,160,235	—	—	—	24,160,235	—
NCSC	767,225	—	—	—	767,225	—
RTFC	355,493	—	—	—	355,493	—
Total loans outstanding	$25,282,953	$—	$—	$—	$25,282,953	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,551,511	$—	$—	$—	$19,551,511	$—
Power supply	4,397,353	—	—	—	4,397,353	—
Statewide and associate	69,055	—	—	—	69,055	—
CFC total	24,017,919	—	—	—	24,017,919	—
NCSC	786,457	—	—	—	786,457	—
RTFC	363,118	—	—	—	363,118	—
Total loans outstanding	$25,167,494	$—	$—	$—	$25,167,494	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the six months ended November 30, 2018. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of November 30, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2018			May 31, 2018
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,261	0.03%	$—	$6,507	0.03%	$—
RTFC	5,842	0.02	—	6,092	0.02	—
Total performing TDR loans	12,103	0.05	—	12,599	0.05	—
Total TDR loans	$12,103	0.05%	$—	$12,599	0.05%	$—

We did not have any TDR loans classified as nonperforming as of November 30, 2018 or May 31, 2018. TDR loans classified as performing as of November 30, 2018 and May 31, 2018 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had a line of credit facility, restricted for fuel purchases only, totaling $6 million as of both November 30, 2018 and May 31, 2018. The outstanding amount under this facility totaled less than $1 million as of both November 30, 2018 and May 31, 2018, and was classified as performing as of each respective date.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either November 30, 2018 or May 31, 2018.

We had no foregone interest income for loans on nonaccrual status during the three and six months ended November 30, 2018 and 2017.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of November 30, 2018 and May 31, 2018.

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,261	$—	$6,507	$—

With a specific allowance recorded:
RTFC	5,842	1,150	6,092	1,198
Total impaired loans	$12,103	$1,150	$12,599	$1,198
The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three and six months ended November 30, 2018 and 2017.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30,
	2018	2017	2018	2017
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,261	$6,507	$137	$142
RTFC	5,923	6,423	74	80
Total impaired loans	$12,184	$12,930	$211	$222

	Six Months Ended November 30,
	2018	2017	2018	2017
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,383	$6,541	$279	$286
RTFC	5,986	6,486	150	162
Total impaired loans	$12,369	$13,027	$429	$448

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three and six months ended November 30, 2018 or 2017.

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

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three and six months ended November 30, 2018 and 2017.

	Three Months Ended November 30, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2018	$12,508	$2,012	$4,172	$18,692
Benefit for loan losses	(334)	(43)	(1,411)	(1,788)
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended November 30, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of August 31, 2017	$29,521	$2,736	$4,821	$37,078
Provision (benefit) for loan losses	(722)	381	37	(304)
Balance as of November 30, 2017	$28,799	$3,117	$4,858	$36,774

	Six Months Ended November 30, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Benefit for loan losses	(126)	(113)	(1,658)	(1,897)
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904

	Six Months Ended November 30, 2017
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Provision (benefit) for loan losses	(700)	207	(109)	(602)
Balance as of November 30, 2017	$28,799	$3,117	$4,858	$36,774

The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of November 30, 2018 and May 31, 2018.

	November 30, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,174	$1,969	$1,611	$15,754
Specific allowance	—	—	1,150	1,150
Total ending balance of the allowance	$12,174	$1,969	$2,761	$16,904

Recorded investment in loans:
Collectively evaluated loans	$24,153,974	$767,225	$349,651	$25,270,850
Individually evaluated loans	6,261	—	5,842	12,103
Total recorded investment in loans	$24,160,235	$767,225	$355,493	$25,282,953

Total recorded investment in loans, net(1)	$24,148,061	$765,256	$352,732	$25,266,049

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
____________________________
(1) Excludes unamortized deferred loan origination costs of $11 million as of both November 30, 2018 and May 31, 2018.

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both November 30, 2018 and May 31, 2018.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $4,101 million and accounted for 17% of total debt outstanding as of November 30, 2018, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. The following table displays short-term borrowings outstanding as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,058,949	$1,064,266
Commercial paper to members, at par	1,218,730	1,202,105
Total commercial paper	2,277,679	2,266,371
Select notes to members	1,031,022	780,472
Daily liquidity fund notes to members	566,935	400,635
Medium-term notes to members	224,970	248,432
Farmer Mac revolving facility	—	100,000
Total short-term borrowings	$4,100,606	$3,795,910

Committed Bank Revolving Line of Credit Agreements

We had $2,975 million and $3,085 million of commitments under committed bank revolving line of credit agreements as of November 30, 2018 and May 31, 2018, respectively. Under our current committed bank revolving line of credit agreements,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

On November 28, 2018, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2021 and November 28, 2023, respectively, and to terminate certain third-party bank commitments totaling $53 million under the three-year agreement and $57 million under the five- year agreement. As a result, the total commitment amount from third-parties under the three-year facility and the five-year facility is $1,440 million and $1,535 million, respectively, resulting in a combined total commitment amount under the two facilities of $2,975 million.

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of November 30, 2018 and May 31, 2018.

	November 30, 2018			May 31, 2018
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$—	$—	$—	$1,492	$—	$1,492	November 20, 2020	7.5 bps
3-year agreement	1,440	—	1,440	—	—	—	November 28, 2021	7.5 bps
Total 3-year agreement	1,440	—	1,440	1,492	—	1,492
5-year agreement	—	—	—	1,593	3	1,590	November 20, 2022	10 bps
5-year agreement	1,535	3	1,532	—	—	—	November 28, 2023	10 bps
Total 5-year agreement	1,535	3	1,532	1,593	3	1,590
Total	$2,975	$3	$2,972	$3,085	$3	$3,082
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of November 30, 2018 or May 31, 2018, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,296,932	$3,026,472
Medium-term notes sold to members	397,096	395,389
Subtotal medium-term notes	3,694,028	3,421,861
Unamortized discount	(1,094)	(1,256)
Debt issuance costs	(20,906)	(22,237)
Total unsecured medium-term notes	3,672,028	3,398,368
Unsecured notes payable	18,892	18,892
Unamortized discount	(229)	(277)
Debt issuance costs	(56)	(68)
Total unsecured notes payable	18,607	18,547
Total unsecured long-term debt	3,690,635	3,416,915
Secured long-term debt:
Collateral trust bonds	7,362,711	7,917,711
Unamortized discount	(246,914)	(250,421)
Debt issuance costs	(29,648)	(28,197)
Total collateral trust bonds	7,086,149	7,639,093
Guaranteed Underwriter Program notes payable	4,925,542	4,856,375
Debt issuance costs	—	(232)
Total Guaranteed Underwriter Program notes payable	4,925,542	4,856,143
Farmer Mac notes payable	2,763,482	2,791,496
Other secured notes payable	11,556	11,556
Debt issuance costs	(208)	(243)
Total other secured notes payable	11,348	11,313
Total secured notes payable	7,700,372	7,658,952
Total secured long-term debt	14,786,521	15,298,045
Total long-term debt	$18,477,156	$18,714,960

Collateral Trust Bonds

Collateral trust bonds represent secured obligations sold to investors in the capital markets. Collateral trust bonds are secured by the pledge of mortgage notes or eligible securities in an amount at least equal to the principal balance of the bonds outstanding.

On July 12, 2018, we redeemed $300 million of the $1 billion 10.375% collateral trust bonds due November 1, 2018, at a premium of $7 million. We repaid the remaining $700 million of these bonds on the maturity date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 31, 2018, we issued $325 million aggregate principal amount of 3.90% collateral trust bonds due 2028 and $300 million aggregate principal amount of 4.40% collateral trust bonds due 2048.

Secured Notes Payable

We had outstanding secured notes payable totaling $4,926 million and $4,856 million as of November 30, 2018 and May 31, 2018, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On November 15, 2018, we closed on a $750 million committed loan facility (Series N) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. We had up to $1,875 million available for access under the Guaranteed Underwriter Program as of November 30, 2018.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under this program.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, we can currently borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $2,763 million and $2,791 million as of November 30, 2018 and May 31, 2018, respectively.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which is January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under each of our Farmer Mac revolving note purchase agreements. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under these programs.

We were in compliance with all covenants and conditions under our senior debt indentures as of November 30, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,520)	(7,590)
Total subordinated deferrable debt	$742,480	$742,410

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

We generally do not designate interest rate swaps, which represented all of our outstanding derivatives as of November 30, 2018, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our consolidated statements of income under derivative gains (losses). Net periodic cash settlements related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

Outstanding Notional Amount of Derivatives not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of November 30, 2018 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive leg of the swap agreement.

	November 30, 2018			May 31, 2018
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,362,136	2.83%	2.52%	$6,987,999	2.83%	2.30%
Receive-fixed swaps	3,699,000	3.12	2.52	3,824,000	2.93	2.50
Total interest rate swaps	11,061,136	2.93	2.52	10,811,999	2.86	2.37
Forward pay-fixed swaps	83,017			256,154
Total	$11,144,153			$11,068,153

Cash Flow Hedge

In anticipation of the repricing of $100 million in notes payable outstanding under the Guaranteed Underwriter Program, we entered into a treasury rate lock agreement with a notional amount of $100 million on May 25, 2018. The agreement, which was scheduled to mature on October 12, 2018, was designated as a cash flow hedge of the forecasted transaction. We recorded an unrealized loss in AOCI of $1 million as of May 31, 2018 related to this cash flow hedge. On September 25, 2018, we terminated this cash flow hedge as the forecasted transaction was no longer expected to occur. Upon termination, the fair value of the derivative had shifted to a gain of $1 million from a loss of $1 million as of May 31, 2018. We reversed the loss recorded in AOCI and recognized the gain in earnings as a component of derivative gains on our condensed consolidated statements of income.

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type, as of November 30, 2018 and May 31, 2018.

	November 30, 2018		May 31, 2018
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$319,687	$5,883,946	$244,526	$5,264,971

Derivative liabilities:
Treasury rate lock—cash flow hedge	$—	$—	$1,059	$100,000
Interest rate swaps	255,112	5,260,207	274,873	5,803,182
Total derivative liabilities	$255,112	$5,260,207	$275,932	$5,903,182

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of November 30, 2018 and May 31, 2018, and provides information on the impact of netting provisions and collateral pledged.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$319,687	$—	$319,687	$202,952	$—	$116,735
Derivative liabilities:
Interest rate swaps	255,112	—	255,112	202,952	—	52,160

	May 31, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$244,526	$—	$244,526	$196,633	$—	$47,893
Derivative liabilities:
Treasury rate lock—cash flow hedge	1,059	—	1,059	—	—	1,059
Interest rate swaps	274,873	—	274,873	196,633	—	78,240

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of income for our interest rate swaps for the three and six months ended November 30, 2018 and 2017.

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in thousands)	2018	2017	2018	2017
Derivative cash settlements	$(11,805)	$(19,635)	$(24,634)	$(39,857)
Derivative forward value gains	75,148	145,228	95,160	119,252
Derivative gains	$63,343	$125,593	$70,526	$79,395

As noted above, during fiscal year 2018, we entered into a treasury rate lock agreement that was designated as a cash flow hedge of a forecasted transaction. This cash flow hedge was terminated on September 25, 2018 and a gain of $1 million was recorded upon termination as a component of derivative cash settlements in on our condensed consolidated statements of income.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of November 30, 2018. Both Moody’s and S&P had our ratings on stable outlook as of November 30, 2018. The following table displays the notional amounts of our derivative contracts with rating triggers as of November 30, 2018, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$52,555	$(7,819)	$—	$(7,819)
Falls below Baa1/BBB+	7,308,946	(37,072)	75,448	38,376
Falls to or below Baa2/BBB (2)	525,293	—	7,137	7,137
Falls below Baa3/BBB-	222,643	(8,952)	—	(8,952)
Total	$8,109,437	$(53,843)	$82,585	$28,742
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $165 million as of November 30, 2018. These contracts were in an unrealized gain position of $2 million as of November 30, 2018.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 23% and 24% of the total outstanding notional amount of derivatives as of November 30, 2018 and May 31, 2018, respectively. The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $54 million as of November 30, 2018.

NOTE 10—EQUITY

Total equity increased by $121 million to $1,627 million as of November 30, 2018. The increase was primarily attributable to our reported net income of $168 million for the six months ended November 30, 2018, which was partially offset by the patronage capital retirement of $48 million in August 2018.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the three and six months ended November 30, 2018 and 2017.

	Three Months Ended November 30, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,920	$(1,035)	$(2,099)	$(214)
Unrealized gains	—	—	1,035	—	1,035
(Gains) losses reclassified into earnings	—	(120)	—	131	11
Other comprehensive income (loss)	—	(120)	1,035	131	1,046
Ending balance	$—	$2,800	$—	$(1,968)	$832

	Three Months Ended November 30, 2017
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$10,865	$3,407	$103	$(2,416)	$11,959
Unrealized gains	8	—	—	—	8
(Gains) losses reclassified into earnings	—	(126)	(68)	126	(68)
Other comprehensive income (loss)	8	(126)	(68)	126	(60)
Ending balance	$10,873	$3,281	$35	$(2,290)	$11,899

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect from adoption of new accounting standard(1)	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	1,059	—	1,059
(Gains) losses reclassified into earnings	—	(239)	—	262	23
Other comprehensive income (loss)	—	(239)	1,059	262	1,082
Ending balance	$—	$2,800	$—	$(1,968)	$832

	Six Months Ended November 30, 2017
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,531	$171	$(2,543)	$13,175
Unrealized losses	(1,143)	—	—	—	(1,143)
(Gains) losses reclassified into earnings	—	(250)	(136)	253	(133)
Other comprehensive income (loss)	(1,143)	(250)	(136)	253	(1,276)
Ending balance	$10,873	$3,281	$35	$(2,290)	$11,899
____________________________
(1) Represents the adjustment to AOCI as a result of the new accounting standards adopted during the six months ended November 30, 2018, see “Note 1—Summary of Significant Accounting Policies.

We expect to reclassify less than $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of November 30, 2018 and May 31, 2018.

(Dollars in thousands)	November 30, 2018	May 31, 2018
Total by type:
Long-term tax-exempt bonds(1)	$313,685	$316,985
Letters of credit(2)	312,536	343,970
Other guarantees	145,201	144,206
Total	$771,422	$805,161

Total by member class:
CFC:
Distribution	$201,189	$201,993
Power supply	549,825	587,837
Statewide and associate	3,335	3,326
CFC total	754,349	793,156
NCSC	15,499	10,431
RTFC	1,574	1,574
Total	$771,422	$805,161
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

Long-term tax-exempt bonds of $314 million and $317 million as of November 30, 2018 and May 31, 2018, respectively, included $248 million and $250 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $66 million as of November 30, 2018 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $66 million and related interest through maturity, totaled $92 million as of November 30, 2018. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $313 million and $344 million as of November 30, 2018 and May 31, 2018, respectively, $124 million and $120 million, respectively, were secured. We did not have any letters of credit outstanding that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of November 30, 2018. The maturities for the outstanding letters of credit as of November 30, 2018 extend through calendar year 2028.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of November 30, 2018, we may be required to issue up to an additional $58 million in letters of credit to third parties for the benefit of our

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of November 30, 2018. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $146 million and $145 million as of November 30, 2018 and May 31, 2018, respectively, all of which were unsecured. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $308 million and $344 million and represented 40% and 43% of total guarantees as of November 30, 2018 and May 31, 2018, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $248 million of variable-rate tax-exempt bonds as of November 30, 2018, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the six months ended November 30, 2018 or the prior fiscal year.

Guarantee Liability

As of November 30, 2018 and May 31, 2018, we recorded a guarantee liability of $10 million and $11 million as of November 30, 2018 and May 31, 2018, respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both November 30, 2018 and May 31, 2018, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $9 million and $10 million as of November 30, 2018 and May 31, 2018, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of November 30, 2018 and May 31, 2018. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 30, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$226,758	$226,758	$226,758	$—	$—
Restricted cash	16,174	16,174	16,174	—	—
Equity securities	86,988	86,988	86,988	—	—
Debt securities held-to-maturity	558,071	550,116	—	550,116	—
Deferred compensation investments	5,001	5,001	5,001	—	—
Loans to members, net	25,277,271	23,830,865	—	—	23,830,865
Accrued interest receivable	133,988	133,988	—	133,988	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	319,687	319,687	—	319,687	—

Liabilities:
Short-term borrowings	$4,100,606	$4,100,581	$—	$4,100,581	$—
Long-term debt	18,477,156	18,370,056	—	10,837,939	7,532,117
Accrued interest payable	146,639	146,639	—	146,639	—
Guarantee liability	9,612	9,249	—	—	9,249
Derivative liabilities	255,112	255,112	—	255,112	—
Subordinated deferrable debt	742,480	738,620	—	738,620	—
Members’ subordinated certificates	1,376,689	1,376,689	—	—	1,376,689

	May 31, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230,999	$230,999	$230,999	$—	$—
Restricted cash	7,825	7,825	7,825	—	—
Time deposits	100,000	100,000	—	100,000	—
Equity securities	89,332	89,332	89,332	—	—
Debt securities held to maturity	520,519	516,546	—	516,546	—
Deferred compensation investments	5,194	5,194	5,194	—	—
Loans to members, net	25,159,807	24,167,886	—	—	24,167,886
Accrued interest receivable	127,442	127,442	—	127,442	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	244,526	244,526	—	244,526	—

Liabilities:
Short-term borrowings	$3,795,910	$3,795,799	$—	$3,695,799	$100,000
Long-term debt	18,714,960	18,909,276	—	11,373,216	7,536,060
Accrued interest payable	149,284	149,284	—	149,284	—
Guarantee liability	10,589	10,454	—	—	10,454
Derivative liabilities	275,932	275,932	—	275,932	—
Subordinated deferrable debt	742,410	766,088	—	766,088	—
Members’ subordinated certificates	1,379,982	1,380,004	—	—	1,380,004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the six months ended November 30, 2018 and 2017.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of November 30, 2018 and May 31, 2018, and the classification of the valuation technique within the fair value hierarchy.

	November 30, 2018			May 31, 2018
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$86,988	$—	$86,988	$89,332	$—	$89,332
Deferred compensation investments	5,001	—	5,001	5,194	—	5,194
Derivative assets	—	319,687	319,687	—	244,526	244,526
Derivative liabilities	—	255,112	255,112	—	275,932	275,932

Nonrecurring Fair Value

We did not have any assets or liabilities reported in our condensed consolidated financial statements at fair value on a nonrecurring basis during the three and six months ended November 30, 2018 and 2017.

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

Because of the limited amount of impaired loans as of November 30, 2018 and May 31, 2018, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three and six months ended November 30, 2018 and 2017, and assets attributable to each segment as of November 30, 2018 and November 30, 2017.

	Three Months Ended November 30, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$279,033	$12,945	$(10,725)	$281,253
Interest expense	(203,985)	(10,906)	10,725	(204,166)
Net interest income	75,048	2,039	—	77,087
Benefit for loan losses	1,788	—	—	1,788
Net interest income after benefit for loan losses	76,836	2,039	—	78,875
Non-interest income:
Fee and other income	5,623	490	(1,792)	4,321
Derivative gains (losses):
Derivative cash settlements	(11,546)	(259)	—	(11,805)
Derivative forward value gains	74,591	557	—	75,148
Derivative gains	63,045	298	—	63,343
Total non-interest income	68,668	788	(1,792)	67,664
Non-interest expense:
General and administrative expenses	(23,544)	(1,919)	1,593	(23,870)
Other non-interest expense	(2,700)	(199)	199	(2,700)
Total non-interest expense	(26,244)	(2,118)	1,792	(26,570)
Income before income taxes	119,260	709	—	119,969
Income tax expense	—	(243)	—	(243)
Net income	$119,260	$466	$—	$119,726

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of income:
Interest income	$555,276	$25,929	$(21,461)	$559,744
Interest expense	(414,035)	(21,823)	21,461	(414,397)
Net interest income	141,241	4,106	—	145,347
Benefit for loan losses	1,897	—	—	1,897
Net interest income after benefit for loan losses	143,138	4,106	—	147,244
Non-interest income:
Fee and other income	10,096	1,054	(3,644)	7,506
Derivative gains (losses):
Derivative cash settlements	(24,108)	(526)	—	(24,634)
Derivative forward value gains	94,262	898	—	95,160
Derivative gains	70,154	372	—	70,526
Total non-interest income	80,250	1,426	(3,644)	78,032
Non-interest expense:
General and administrative expenses	(45,969)	(4,293)	3,187	(47,075)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(3,094)	(457)	457	(3,094)
Total non-interest expense	(56,163)	(4,750)	3,644	(57,269)
Income before income taxes	167,225	782	—	168,007
Income tax expense	—	(303)	—	(303)
Net income	$167,225	$479	$—	$167,704

	November 30, 2018
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,250,000	$1,122,718	$(1,089,765)	$25,282,953
Deferred loan origination costs	11,222	—	—	11,222
Loans to members	25,261,222	1,122,718	(1,089,765)	25,294,175
Less: Allowance for loan losses	(16,904)	—	—	(16,904)
Loans to members, net	25,244,318	1,122,718	(1,089,765)	25,277,271
Other assets	1,542,099	112,923	(102,535)	1,552,487
Total assets	$26,786,417	$1,235,641	$(1,192,300)	$26,829,758

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended November 30, 2017
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of income:
Interest income	$526,591	$23,206	$(18,059)	$531,738
Interest expense	(387,448)	(18,512)	18,059	(387,901)
Net interest income	139,143	4,694	—	143,837
Benefit for loan losses	602	—	—	602
Net interest income after benefit for loan losses	139,745	4,694	—	144,439
Non-interest income:
Fee and other income	9,378	701	(592)	9,487
Derivative gains (losses):
Derivative cash settlements	(38,554)	(1,303)		(39,857)
Derivative forward value gains	117,341	1,911	—	119,252
Derivative gains	78,787	608	—	79,395
Results of operations of foreclosed assets	(34)	—	—	(34)
Total non-interest income	88,131	1,309	(592)	88,848
Non-interest expense:
General and administrative expenses	(40,030)	(3,520)	—	(43,550)
Other non-interest expense	(1,140)	(592)	592	(1,140)
Total non-interest expense	(41,170)	(4,112)	592	(44,690)
Income before income taxes	186,706	1,891	—	188,597
Income tax expense	—	(859)	—	(859)
Net income	$186,706	$1,032	$—	$187,738

	November 30, 2017
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$24,777,423	$1,111,438	$(1,075,319)	$24,813,542
Deferred loan origination costs	11,149	—	—	11,149
Loans to members	24,788,572	1,111,438	(1,075,319)	24,824,691
Less: Allowance for loan losses	(36,774)	—	—	(36,774)
Loans to members, net	24,751,798	1,111,438	(1,075,319)	24,787,917
Other assets	1,081,850	107,516	(97,040)	1,092,326
Total assets	$25,833,648	$1,218,954	$(1,172,359)	$25,880,243

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this Report.

EXHIBIT INDEX

Exhibit No.		Description
10.1*	—	Amendment No. 3 dated as of November 28, 2018 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2021.
10.2*	—	Amendment No. 3 dated as of November 28, 2018 to the Amended and Restated Revolving Credit Agreement dated as of November 19, 2015 maturing on November 28, 2023.
10.3*	—	Series N Bond Purchase Agreement between the Registrant, Federal Financing Bank and Rural Utilities Service dated as of November 15, 2018 for up to $750,000,000.
10.4*	—	Series N Future Advance Bond from the Registrant to the Federal Financing Bank dated as of November 15, 2018 for up to $750,000,000 maturing on July 15, 2043.
10.5*	—	Fifth Amended, Restated and Consolidated Pledge Agreement dated as of November 15, 2018 between the Registrant, the Rural Utilities Service and U.S. Bank National Association.
10.6*	—	Fifth Amended, Restated and Consolidated Bond Guarantee Agreement dated as of November 15, 2018 between the Registrant and the Rural Utilities Service.
31.1*	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	—	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	—	XBRL Taxonomy Definition Linkbase Document
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

Date: January 11, 2019

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)