Form 10-Q
period 2019-02-28
NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORP /DC/
filed 2019-04-11
CIK 70502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
OR

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒ Smaller reporting company☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

i

INDEX OF MD&A TABLES

Table	Description	Page
1	Summary of Selected Financial Data	3
2	Average Balances, Interest Income/Interest Expense and Average Yield/Cost	10
3	Rate/Volume Analysis of Changes in Interest Income/Interest Expense	13
4	Non-Interest Income	15
5	Derivative Average Notional Amounts and Average Interest Rates	16
6	Derivative Gains (Losses)	17
7	Non-Interest Expense	18
8	Loans Outstanding by Type and Member Class	19
9	Historical Retention Rate and Repricing Selection	20
10	Total Debt Outstanding	21
11	Member Investments	23
12	Collateral Pledged	24
13	Unencumbered Loans	24
14	Equity	25
15	Guarantees Outstanding	26
16	Maturities of Guarantee Obligations	27
17	Unadvanced Loan Commitments	27
18	Notional Maturities of Unadvanced Loan Commitments	28
19	Maturities of Notional Amount of Unconditional Committed Lines of Credit	29
20	Loan Portfolio Security Profile	30
21	Credit Exposure to 20 Largest Borrowers	32
22	Troubled Debt Restructured Loans	33
23	Allowance for Loan Losses	34
24	Rating Triggers for Derivatives	36
25	Available Liquidity	37
26	Committed Bank Revolving Line of Credit Agreements	38
27	Short-Term Borrowings—Funding Sources	39
28	Short-Term Borrowings	40
29	Issuances and Maturities of Long-Term and Subordinated Debt	40
30	Principal Maturity of Long-Term and Subordinated Debt	41
31	Projected Sources and Uses of Liquidity	42
32	Credit Ratings	42
33	Interest Rate Gap Analysis	44
34	Adjusted Financial Measures—Income Statement	45
35	TIER and Adjusted TIER	46
36	Adjusted Financial Measures—Balance Sheet	46
37	Debt-to-Equity Ratio	47
38	Members’ Equity	47

ii

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our financial statements include the consolidated accounts of CFC, National Cooperative Services Corporation (“NCSC”), Rural Telephone Finance Cooperative (“RTFC”) and subsidiaries created and controlled by CFC to hold foreclosed assets resulting from defaulted loans or bankruptcy. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. CFC did not hold, and did not have any subsidiaries or other entities that held, foreclosed assets as of February 28, 2019 or May 31, 2018. See “Item 1. Business—Overview” in our 2018 Form 10-K for additional information on the business activities of each of these entities. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities. All references to members within this document include members, associates and affiliates of CFC and its consolidated entities.

Our principal operations are currently organized for management reporting purposes into three business segments: CFC, NCSC and RTFC. Loans to members totaled $26,018 million as of February 28, 2019, of which 96% was attributable to CFC. Total revenue, which consists of net interest income and fee and other income, was $235 million for the nine months ended February 28, 2019, of which 99% was attributable to CFC, compared with $231 million for the same prior-year period. We provide information on the financial performance of each of our business segments in “Note 13—Business Segments.”

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

SUMMARY OF SELECTED FINANCIAL DATA

Table 1 provides a summary of consolidated selected financial data for the three and nine months ended February 28, 2019 and 2018, and as of February 28, 2019 and May 31, 2018. In addition to financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”), management also evaluates performance based on certain non-GAAP measures and metrics, which we refer to as “adjusted” measures. Certain financial covenant provisions in our credit agreements are also based on non-GAAP financial measures. Our key non-GAAP financial measures are adjusted net income, adjusted net interest income, adjusted interest expense, adjusted net interest yield, adjusted times interest earned ratio (“adjusted TIER”) and adjusted debt-to-equity ratio. The most comparable GAAP measures are net income, net interest income, interest expense, net interest yield, TIER and debt-to-equity ratio, respectively. The primary adjustments we make to calculate these non-GAAP measures consist of (i) adjusting interest expense and net interest income to include the impact of net periodic derivative cash settlements; (ii) adjusting net income, senior debt and total equity to exclude the non-cash impact of the accounting for derivative financial instruments; (iii) adjusting senior debt to exclude the amount that funds CFC member loans guaranteed by RUS, subordinated deferrable debt and members’ subordinated certificates; and (iv) adjusting total equity to include subordinated deferrable debt and members’ subordinated certificates and exclude cumulative derivative forward value gains and losses and accumulated other comprehensive income (“AOCI”). We believe our non-GAAP adjusted measures, which are not a substitute for GAAP and may not be consistent with similarly titled non-GAAP measures used by other companies, provide meaningful information and are useful to investors because management evaluates performance based on these metrics, and certain financial covenants in our committed bank revolving line of credit agreements and debt indentures are based on adjusted measures. See “Non-GAAP Financial Measures” for a detailed reconciliation of these adjusted measures to the most comparable GAAP measures.

Table 1: Summary of Selected Financial Data

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Statement of operations:
Interest income	$285,566	$271,468	5%	$845,310	$803,206	5%
Interest expense	(207,335)	(198,071)	5	(621,732)	(585,972)	6
Net interest income	78,231	73,397	7	223,578	217,234	3
Fee and other income	3,714	3,935	(6)	11,220	13,422	(16)
Total revenue	81,945	77,332	6	234,798	230,656	2
Benefit (provision) for loan losses	(182)	(1,105)	(84)	1,715	(503)	**
Derivative gains (losses)(1)	(132,174)	168,048	**	(61,648)	247,443	**
Results of operations of foreclosed assets	—	—	**	—	(34)	**
Operating expenses(2)	(22,998)	(22,212)	4	(70,073)	(65,762)	7
Other non-interest expense	1,789	(402)	**	(8,405)	(1,542)	445
Income (loss) before income taxes	(71,620)	221,661	**	96,387	410,258	(77)
Income tax benefit (expense)	149	(632)	**	(154)	(1,491)	(90)
Net income (loss)	$(71,471)	$221,029	**	$96,233	$408,767	(76)

Adjusted operational financial measures
Adjusted interest expense(3)	$(217,134)	$(216,995)	—	$(656,165)	$(644,753)	2
Adjusted net interest income(3)	68,432	54,473	26	189,145	158,453	19
Adjusted net income(3)	50,904	34,057	49	123,448	102,543	20

Selected ratios
Fixed-charge coverage ratio/TIER(4)	0.66	2.12	(146) bps	1.15	1.70	(55) bps
Adjusted TIER(3)	1.23	1.16	7	1.19	1.16	3
Net interest yield(5)	1.19%	1.16%	3	1.14%	1.15%	(1)
Adjusted net interest yield(3)(6)	1.04	0.86	18	0.96	0.84	12

	February 28, 2019	May 31, 2018	Change
Balance sheet
Cash, cash equivalents and restricted cash	$230,628	$238,824	(3)%
Investment securities	650,532	609,851	7
Loans to members(7)	26,017,679	25,178,608	3
Allowance for loan losses	(17,086)	(18,801)	(9)
Loans to members, net	26,000,593	25,159,807	3
Total assets	27,410,061	26,690,204	3
Short-term borrowings	3,651,941	3,795,910	(4)
Long-term debt	19,564,933	18,714,960	5
Subordinated deferrable debt	742,516	742,410	—
Members’ subordinated certificates	1,357,419	1,379,982	(2)
Total debt outstanding	25,316,809	24,633,262	3
Total liabilities	25,857,449	25,184,351	3
Total equity	1,552,612	1,505,853	3
Guarantees(8)	786,031	805,161	(2)

Selected ratios period end
Allowance coverage ratio(9)	0.07%	0.07%	—
Debt-to-equity ratio(10)	16.65	16.72	(7)
Adjusted debt-to-equity ratio(3)	6.29	6.18	11
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
(2)Consists of salaries and employee benefits and the other general and administrative expenses components of non-interest expense, each of which are presented separately on our condensed consolidated statements of operations.
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
(7)Consists of the outstanding principal balance of member loans plus unamortized deferred loan origination costs, which totaled $11 million as of both February 28, 2019 and May 31, 2018.
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

EXECUTIVE SUMMARY

Our primary objective as a member-owned cooperative lender is to provide cost-based financial products to our rural electric members while maintaining a sound financial position required for investment-grade credit ratings on our debt instruments. Our objective is not to maximize net income; therefore, the rates we charge our member-borrowers reflect our funding costs plus a spread to cover our operating expenses, a provision for loan losses and earnings sufficient to achieve interest coverage to meet our financial objectives. Our goal is to earn an annual minimum adjusted TIER of 1.10 and to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1.

We are subject to period-to-period volatility in our reported GAAP results due to changes in market conditions and differences in the way our financial assets and liabilities are accounted for under GAAP. Our financial assets and liabilities expose us to interest-rate risk. We use derivatives, primarily interest rate swaps, as part of our strategy in managing this risk. Our derivatives are intended to economically hedge and manage the interest-rate sensitivity mismatch between our financial assets and liabilities. We are required under GAAP to carry derivatives at fair value on our consolidated balance sheet; however, the financial assets and liabilities for which we use derivatives to economically hedge are carried at amortized cost. Changes in interest rates and the shape of the yield curve result in periodic fluctuations in the fair value of our derivatives, which may cause volatility in our earnings because we do not apply hedge accounting for our interest rate swaps. As a result, the mark-to-market changes in our interest rate swaps are recorded in earnings. Because our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, we generally record derivative losses when interest rates decline and derivative gains when interest rates rise. This earnings volatility generally is not indicative of the underlying economics of our business, as the derivative forward fair value gains or losses recorded each period may or may not be realized over time, depending on the terms of our derivative instruments and future changes in market conditions that impact the periodic cash settlement amounts of our interest rate swaps. As such, management uses our adjusted non-GAAP results to evaluate our operating performance. Our adjusted results include realized net periodic interest rate swap settlement amounts but exclude the impact of unrealized forward fair value gains and losses. Our financial debt covenants are also based on our non-GAAP adjusted results, as the forward fair value gains and losses related to our interest rate swaps do not affect our cash flows, liquidity or ability to service our debt.

Financial Performance

Reported Results

We reported a net loss of $71 million and a TIER of 0.66 for the quarter ended February 28, 2019 (“current quarter”), compared with net income of $221 million and a TIER of 2.12 for the same prior-year quarter. We reported net income of $96 million and a TIER of 1.15 for the nine months ended February 28, 2019, compared with net income of $409 million and a TIER of 1.70 for the same prior-year period. The significant variance between our reported results for the current year periods and the same prior-year periods was primarily attributable to mark-to-market changes in the fair value of our derivatives. Our debt-to-equity ratio decreased to 16.65 as of February 28, 2019, from 16.72 as of May 31, 2018, primarily due to an increase in equity resulting from our reported net income of $96 million for the nine months ended February 28, 2019, which was partially offset by patronage capital retirement of $48 million in August 2018.

The variance of $293 million between our reported net loss of $71 million for the current quarter and our reported net income of $221 million for the same prior-year quarter was driven by a shift in derivative fair value changes of $300 million. We recorded derivative losses of $132 million during the current quarter due to decreases in the fair value of our pay-fixed swaps, as interest rates decreased across the swap yield curve. In comparison, we reported derivative gains of $168 million during the same prior-year quarter due to a rise in interest rates across the swap yield curve. Net interest income, which represented 95% of total revenue for both the current quarter and same prior-year quarter, increased $5 million, or 7%, attributable to the combined impact of an increase in the net interest yield of 3 basis points, or 3%, to 1.19%, and an increase in our average interest-earning assets of $963 million, or 4%. On July 12, 2018, we early redeemed $300 million of the $1 billion aggregate principal amount of 10.375% collateral trust bonds, due November 1, 2018, and repaid the remaining $700 million principal amount of these bonds at maturity. We replaced this high-cost debt with lower-cost funding. While we experienced a slight increase in our average cost of funds during the current quarter, the cost savings from the 10.375% collateral trust bonds in the current quarter mitigated the increase.

The variance of $313 million between our reported net income of $96 million for the nine months ended February 28, 2019 and our reported net income of $409 million was driven by a shift in derivative fair value changes of $309 million. We recorded derivative losses of $62 million for the nine months ended February 28, 2019, due to a decline in medium and longer-term interest rates as of the end of the period. We recorded derivative gains of $247 million during the comparable prior-year period due to an increase in interest rates across the yield curve. Net interest income, which represented 95% and 94% of total revenue for the nine months ended February 28, 2019 and 2018, respectively, increased $6 million, or 3%. The increase was attributable to an increase in average interest-earning assets of $933 million, or 4%, which was partially offset by a decline in the net interest yield of 1 basis point, or 1%, to 1.14%. In addition, we experienced an increase in operating expenses of $4 million and recorded a loss on the early extinguishment of debt of $7 million during the nine months ended February 28, 2019.

Adjusted Non-GAAP Results

Our adjusted net income totaled $51 million and our adjusted TIER was 1.23 for the current quarter, compared with adjusted net income of $34 million and adjusted TIER of 1.16 for the same prior-year quarter. Our adjusted net income totaled $123 million and our adjusted TIER was 1.19 for the nine months ended February 28, 2019, compared with adjusted net income of $103 million and adjusted TIER of 1.16 for the same prior-year period. Our adjusted debt-to-equity ratio increased to 6.29 as of February 28, 2019, from 6.18 as of May 31, 2018, primarily attributable to an increase in debt outstanding to fund loan growth.

The increase in adjusted net income of $17 million in the current quarter from the same prior-year quarter was primarily driven by an increase in adjusted net interest income of $14 million, or 26%, attributable to an increase in the adjusted net interest yield of 18 basis points, or 21%, to 1.04%, coupled with the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield was largely attributable to a reduction in our adjusted average cost of funds of 13 basis points to 3.49%. This reduction was primarily due to the interest expense savings resulting from the early redemption and maturity of $1 billion aggregate principal amount of 10.375% collateral trust bonds due November 1, 2018, which we replaced with lower-cost funding, and a decrease in net periodic derivative cash settlement amounts due to higher short-term interest rates relative to the same prior-year quarter.

The increase in adjusted net income of $21 million for the nine months ended February 28, 2019, from the comparable prior-year period was attributable to an increase in adjusted net interest income of $31 million, or 19%, which was partially offset by a loss on the early extinguishment of debt of $7 million and an increase in operating expenses of $4 million. The increase in adjusted net interest income was driven by an increase in the adjusted net interest yield of 12 basis points, or 14%, to 0.96% and the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield was primarily due to a reduction in our adjusted average cost of funds of 7 basis points to 3.54%. This reduction was also largely attributable to the interest savings from the early redemption and maturity of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds that we replaced with lower-cost funding and a decrease in net periodic derivative settlement amounts due to higher short-term interest rates during the nine months ended February 28, 2019, relative to the same prior-year period.

See “Non-GAAP Financial Measures” for additional information on our adjusted measures, including a reconciliation of these measures to the most comparable GAAP measures.

Lending Activity

Loans to members totaled $26,018 million as of February 28, 2019, an increase of $839 million, or 3%, from May 31, 2018. CFC distribution loans and power supply loans increased by $724 million and $123 million, respectively, which was partially offset by decreases in NCSC loans and RTFC loans of $15 million and $10 million, respectively.

Long-term loan advances totaled $1,441 million during the nine months ended February 28, 2019, with approximately 85% of those advances for capital expenditures by members and 13% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,864 million during the nine months ended February 28, 2018, with approximately 64% of those advances for capital expenditures and 25% for refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period reflects weaker demand from borrowers, due to more limited refinancings by our members of loans made by other lenders.

CFC had long-term fixed-rate loans totaling $676 million that were scheduled to reprice during the nine months ended February 28, 2019. Of this total, $490 million repriced to a new long-term fixed rate; $119 million repriced to a long-term variable rate; and $67 million was repaid in full.

Credit Quality

The overall credit quality of our loan portfolio remained high as of February 28, 2019, as evidenced by our strong credit performance metrics. We had no delinquent or nonperforming loans as of February 28, 2019, and no loan defaults or charge-offs during the nine months ended February 28, 2019. Outstanding loans to electric utility organizations represented approximately 99% of total outstanding loan portfolio as of February 28, 2019, unchanged from May 31, 2018. We historically have had limited defaults and losses on loans in our electric utility loan portfolio. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. Of our total loans outstanding, 91% were secured and 9% were unsecured as of February 28, 2019, compared to 93% secured and 7% unsecured as of May 31, 2018.

Financing Activity

We issue debt primarily to fund growth in our loan portfolio. As such, our outstanding debt volume generally increases and decreases in response to member loan demand. Total debt outstanding increased by $684 million, or 3%, to $25,317 million as of February 28, 2019, from May 31, 2018, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in borrowings under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) of $578 million, a net increase in Federal Agricultural Mortgage Corporation (“Farmer Mac”) notes payable of $281 million and a net increase in dealer medium-term notes of $278 million. These increases were partially offset by net decreases in collateral trust bonds outstanding of $259 million and in member commercial paper, select notes and daily liquidity fund notes of $142 million. Outstanding dealer commercial paper of $1,069 million as of February 28, 2019 was below our targeted limit of $1,250 million.

We provide additional information on our financing activities below under “Consolidated Balance Sheet Analysis—Debt” and “Liquidity Risk.”

Outlook for the Next 12 Months

We currently expect that our net interest income, adjusted net interest income, tier, adjusted tier, net interest yield and adjusted net interest yield will increase over the next 12 months, largely due to the cost savings from the early redemption and maturity of the $1 billion aggregate principal amount of 10.375% collateral trust bonds due November 1, 2018, which we replaced with lower-cost funding.

Long-term debt scheduled to mature over the next 12 months totaled $2,216 million as of February 28, 2019. We believe we have sufficient liquidity from the combination of existing cash and cash equivalents, member loan repayments, committed bank revolving lines of credit, committed loan facilities under the Guaranteed Underwriter Program, revolving note purchase agreements with Farmer Mac and our ability to issue debt in the capital markets, to our members and in private placements, to meet the demand for member loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months. As of February 28, 2019, sources of liquidity readily available for access totaled $6,873 million, consisting of (i) $223 million in cash and cash equivalents; (ii) up to $1,350 million available under committed loan facilities under the Guaranteed Underwriter Program; (iii) up to $2,972 million available for access under committed bank revolving line of credit agreements; (iv) up to $200 million available under a committed revolving note purchase agreement with Farmer Mac; and (v) up to $2,128 million available under a revolving note purchase agreement with Farmer Mac, subject to market conditions.

We believe we can continue to roll over outstanding member short-term debt of $2,483 million as of February 28, 2019, based on our expectation that our members will continue to reinvest their excess cash in our commercial paper, daily liquidity fund notes, select notes and medium-term notes. We expect to continue accessing the dealer commercial paper market to help meet our liquidity needs. Although the intra-period amount of outstanding dealer commercial paper may fluctuate based on our liquidity requirements, we intend to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount near or below $1,250 million for the foreseeable future. We expect to continue to be in compliance with the covenants under our committed bank revolving line of credit agreements, which will allow us to mitigate roll-over risk, as we can draw on these facilities to repay dealer or member commercial paper that cannot be refinanced with similar debt.

While we are not subject to bank regulatory capital rules, we generally aim to maintain an adjusted debt-to-equity ratio at approximately or below 6.00-to-1. Our adjusted debt-to-equity ratio was 6.29 as of February 28, 2019, above our targeted threshold. Based on our forecast of loan advances and adjusted equity over the next 12 months, we anticipate that our adjusted debt-to-equity ratio will decrease to be closer to or below our target ratio of 6.00-to-1.

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

We have identified certain accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our most critical accounting policies and estimates involve the determination of the allowance for loan losses and fair value. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. There were no material changes in the key inputs and assumptions used in our critical accounting policies during the nine months ended February 28, 2019. Management has discussed significant judgments and assumptions in applying our critical accounting policies with the Audit Committee of our board of directors. We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2018 Form 10-K. See “Item 1A. Risk Factors” in our 2018 Form 10-K for a discussion of the risks associated with management’s judgments and estimates in applying our accounting policies and methods.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our condensed consolidated results of operations between the three months ended February 28, 2019 and 2018 and the nine months ended February 28, 2019 and 2018. Following this section, we provide a comparative analysis of our condensed consolidated balance sheets as of February 28, 2019 and May 31, 2018. You should read these sections together with our “Executive Summary—Outlook for the Next 12 Months” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 presents average balances for the three and nine months ended February 28, 2019 and 2018, and for each major category of our interest-earning assets and interest-bearing liabilities, the interest income earned or interest expense incurred, and the average yield or cost. Table 2 also presents non-GAAP adjusted interest expense, adjusted net interest income and adjusted net interest yield, which reflect the inclusion of net accrued periodic derivative cash settlements in interest expense. We provide reconciliations of our non-GAAP adjusted measures to the most comparable GAAP measures under “Non-GAAP Financial Measures.”

Table 2: Average Balances, Interest Income/Interest Expense and Average Yield/Cost

	Three Months Ended February 28,
(Dollars in thousands)	2019			2018
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,821,326	$251,149	4.46%	$22,706,134	$250,201	4.47%
Long-term variable-rate loans	1,107,669	10,711	3.92	972,399	7,020	2.93
Line of credit loans	1,861,104	17,178	3.74	1,512,664	10,367	2.78
TDR loans(2)	12,060	209	7.03	12,808	221	7.00
Other income, net(3)	—	(291)	—	—	(314)	—
Total loans	25,802,159	278,956	4.38	25,204,005	267,495	4.30
Cash, time deposits and investment securities	904,775	6,610	2.96	539,728	3,973	2.99
Total interest-earning assets	$26,706,934	$285,566	4.34%	$25,743,733	$271,468	4.28%
Other assets, less allowance for loan losses	1,141,344			853,563
Total assets	$27,848,278			$26,597,296

Liabilities:
Short-term borrowings	$4,105,330	$27,070	2.67%	$3,777,158	$14,593	1.57%
Medium-term notes	3,888,915	34,329	3.58	3,392,554	28,051	3.35
Collateral trust bonds	7,215,271	61,405	3.45	7,590,459	83,730	4.47
Guaranteed Underwriter Program notes payable	5,074,697	36,911	2.95	4,899,496	34,233	2.83
Farmer Mac notes payable	2,808,774	23,691	3.42	2,507,350	13,316	2.15
Other notes payable	27,592	302	4.44	32,970	369	4.54
Subordinated deferrable debt	742,491	9,416	5.14	742,351	9,414	5.14
Subordinated certificates	1,363,731	14,211	4.23	1,372,508	14,365	4.24
Total interest-bearing liabilities	$25,226,801	$207,335	3.33%	$24,314,846	$198,071	3.30%
Other liabilities	1,002,547			954,482
Total liabilities	26,229,348			25,269,328
Total equity	1,618,930			1,327,968
Total liabilities and equity	$27,848,278			$26,597,296

Net interest spread(4)			1.01%			0.98%
Impact of non-interest bearing funding(5)			0.18			0.18
Net interest income/net interest yield(6)		$78,231	1.19%		$73,397	1.16%

Adjusted net interest income/adjusted net interest yield:
Interest income		$285,566	4.34%		$271,468	4.28%
Interest expense		207,335	3.33		198,071	3.30
Add: Net accrued periodic derivative cash settlements(7)		9,799	0.36		18,924	0.71
Adjusted interest expense/adjusted average cost(8)		$217,134	3.49%		$216,995	3.62%

Adjusted net interest spread(4)			0.85%			0.66%
Impact of non-interest bearing funding(5)			0.19			0.20
Adjusted net interest income/adjusted net interest yield(9)		$68,432	1.04%		$54,473	0.86%

	Nine Months Ended February 28,
(Dollars in thousands)	2019			2018
Assets:	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
Long-term fixed-rate loans(1)	$22,734,570	$756,290	4.45%	$22,510,725	$748,491	4.45%
Long-term variable-rate loans	1,091,929	30,158	3.69	900,067	18,980	2.82
Line of credit loans	1,543,686	40,563	3.51	1,398,346	27,662	2.64
TDR loans(2)	12,267	638	6.95	12,954	669	6.90
Other income, net(3)	—	(867)	—	—	(852)	—
Total loans	25,382,452	826,782	4.35	24,822,092	794,950	4.28
Cash, time deposits and investment securities	848,767	18,528	2.92	476,532	8,256	2.32
Total interest-earning assets	$26,231,219	$845,310	4.31%	$25,298,624	$803,206	4.24%
Other assets, less allowance for loan losses	984,554			645,712
Total assets	$27,215,773			$25,944,336

Liabilities:
Short-term borrowings	$3,811,774	$69,108	2.42%	$3,330,949	$35,248	1.41%
Medium-term notes	3,851,758	100,555	3.49	3,258,159	80,711	3.31
Collateral trust bonds	7,319,359	208,044	3.80	7,621,435	254,328	4.46
Guaranteed Underwriter Program notes payable	4,918,616	107,259	2.92	4,987,617	105,523	2.83
Farmer Mac notes payable	2,718,697	64,499	3.17	2,503,828	36,753	1.96
Other notes payable	29,139	946	4.34	34,511	1,150	4.46
Subordinated deferrable debt	742,456	28,250	5.09	742,318	28,247	5.09
Subordinated certificates	1,372,977	43,071	4.19	1,402,077	44,012	4.20
Total interest-bearing liabilities	$24,764,776	$621,732	3.36%	$23,880,894	$585,972	3.28%
Other liabilities	891,089			882,937
Total liabilities	25,655,865			24,763,831
Total equity	1,559,908			1,180,505
Total liabilities and equity	$27,215,773			$25,944,336

Net interest spread(4)			0.95%			0.96%
Impact of non-interest bearing funding(5)			0.19			0.19
Net interest income/net interest yield(6)		$223,578	1.14%		$217,234	1.15%

Adjusted net interest income/adjusted net interest yield:
Interest income		$845,310	4.31%		$803,206	4.24%
Interest expense		621,732	3.36		585,972	3.28
Add: Net accrued periodic derivative cash settlements(7)		34,433	0.42		58,781	0.73
Adjusted interest expense/adjusted average cost(8)		$656,165	3.54%		$644,753	3.61%

Adjusted net interest spread(4)			0.77%			0.63%
Impact of non-interest bearing funding(5)			0.19			0.21
Adjusted net interest income/adjusted net interest yield(9)		$189,145	0.96%		$158,453	0.84%
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
(7)Represents the impact of net accrued periodic interest rate swap settlements during the period. This amount is added to interest expense to derive non-GAAP adjusted interest expense. The average (benefit)/cost associated with derivatives is calculated based on annualized net accrued periodic interest rate swap settlements during the period divided by the average outstanding notional amount of derivatives during the period. The average outstanding notional amount of interest rate swaps was $10,980 million and $10,841 million for the three months ended February 28, 2019 and 2018, respectively. The average outstanding notional amount of interest rate swaps was $11,019 million and $10,808 million for the nine months ended February 28, 2019 and 2018, respectively.
(8)Adjusted interest expense represents interest expense plus net accrued periodic interest rate swap cash settlements during the period. Net accrued periodic derivative cash settlements are reported on our condensed consolidated statements of operations as a component of derivative gains (losses). Adjusted average cost is calculated based on annualized adjusted interest expense for the period divided by total average interest-bearing liabilities during the period.
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

Table 3: Rate/Volume Analysis of Changes in Interest Income/Interest Expense

	Three Months Ended February 28,			Nine Months Ended February 28,
	2019 versus 2018			2019 versus 2018
	Total	Variance due to:(1)		Total	Variance due to:(1)
(Dollars in thousands)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Long-term fixed-rate loans	$948	$1,269	$(321)	$7,799	$7,443	$356
Long-term variable-rate loans	3,691	977	2,714	11,178	4,046	7,132
Line of credit loans	6,811	2,388	4,423	12,901	2,875	10,026
Restructured loans	(12)	(13)	1	(31)	(35)	4
Other income, net	23	—	23	(15)	—	(15)
Total loans	11,461	4,621	6,840	31,832	14,329	17,503
Cash, time deposits and investment securities	2,637	2,687	(50)	10,272	6,449	3,823
Interest income	14,098	7,308	6,790	42,104	20,778	21,326

Interest expense:
Short-term borrowings	12,477	1,268	11,209	33,860	5,088	28,772
Medium-term notes	6,278	4,104	2,174	19,844	14,705	5,139
Collateral trust bonds	(22,325)	(4,139)	(18,186)	(46,284)	(10,080)	(36,204)
Guaranteed Underwriter Program notes payable	2,678	1,224	1,454	1,736	(1,460)	3,196
Farmer Mac notes payable	10,375	1,601	8,774	27,746	3,154	24,592
Other notes payable	(67)	(60)	(7)	(204)	(179)	(25)
Subordinated deferrable debt	2	2	—	3	5	(2)
Subordinated certificates	(154)	(92)	(62)	(941)	(913)	(28)
Interest expense	9,264	3,908	5,356	35,760	10,320	25,440
Net interest income	$4,834	$3,400	$1,434	$6,344	$10,458	$(4,114)

Adjusted net interest income:
Interest income	$14,098	$7,308	$6,790	$42,104	$20,778	$21,326
Interest expense	9,264	3,908	5,356	35,760	10,320	25,440
Net accrued periodic derivative cash settlements(2)	(9,125)	242	(9,367)	(24,348)	1,149	(25,497)
Adjusted interest expense(3)	139	4,150	(4,011)	11,412	11,469	(57)
Adjusted net interest income	$13,959	$3,158	$10,801	$30,692	$9,309	$21,383
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

Reported Net Interest Income
Reported net interest income of $78 million for the current quarter was up $5 million, or 7%, from the comparable prior-year quarter, driven by an increase in the net interest yield of 3% (3 basis points) to 1.19% and an increase in average interest-earning assets of 4%.

•
Net Interest Yield: The increase of 3 basis points in the net interest yield for the current quarter reflected the combined impact of an increase in the average yield on interest-earning assets of 6 basis points to 4.34%, which was partially offset by an increase in the average cost of funds of 3 basis points to 3.33%. The increase in the average yield on interest-earning assets was attributable to higher rates for our line of credit and variable-rate loans due to a rise in short-term interest rates. On July 12, 2018, we early redeemed $300 million aggregate principal amount of our 10.375% collateral trust bonds due November 1, 2018, and repaid the remaining $700 million principal amounts of these bonds at maturity. We replaced this high-cost debt with lower-cost funding. Although we experienced a slight increase in our average cost of funds for the current quarter due to higher interest rates on our shorter and medium-term borrowings, the cost savings associated with the redemption and maturity of the $1 billion aggregate principal amount of 10.375% collateral trust bonds mitigated the increase in interest expense and our average cost of funds resulting from the overall increase in our average borrowings and the increased cost of our short- and medium-term borrowings.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% for the current quarter was attributable to growth in average total loans of $598 million, or 2%, and an increase in our investment securities portfolio.

Reported net interest income of $224 million for the nine months ended February 28, 2019 was up $6 million, or 3%, from the comparable prior-year period, driven by an increase in average interest-earning assets of 4%, which was partially offset by a decrease in net interest yield of 1% (1 basis point) to 1.14%.

•
Net Interest Yield: The decrease of 1 basis point in the net interest yield reflected the impact of an 8 basis point increase in the average cost of funds to 3.36%, which was largely offset by a 7 basis point increase in the average yield on interest-earning assets to 4.31%. The increase in the average yield on interest-earning assets and the increase in the average cost of funds were both largely due to an increase in rates on short-term and variable-rate loans and borrowings as a result of a rise in short-term interest rates. The 3-month London Interbank Offered Rate (“LIBOR”) was 2.62% as of February 28, 2019, an increase of 60 basis points from February 28, 2018, while the federal funds target rate was 2.50% as of February 28, 2019, up 100 basis points from February 28, 2018.

•
Average Interest-Earning Assets: The increase in average interest-earning assets of 4% for the nine months ended February 28, 2019 was attributable to growth in average total loans of $560 million, or 2%, and an expansion of our investment securities portfolio.

Adjusted Net Interest Income

Adjusted net interest income of $68 million for the current quarter was up $14 million, or 26%, from the comparable prior-year quarter, driven by an increase in the adjusted net interest yield of 18 basis points, or 21%, to 1.04% and the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield reflected the benefit from a reduction in our adjusted average cost of funds of 13 basis points to 3.49%. This reduction was primarily due to the cost savings from the early redemption and maturity of $1 billion aggregate principal amount of 10.375% collateral trust bonds due November 1, 2018, which we replaced with lower-cost funding. The cost savings from the collateral trust bonds largely offset the increase in interest expense on our short-term, variable-rate borrowings resulting from the increase in short-term interest rates. The increase in short-term interest rates resulted in a decrease in our periodic derivative cash settlement expense amounts, which also had a favorable impact on the adjusted average cost of funds and adjusted net interest yield.

Adjusted net interest income of $189 million for the nine months ended February 28, 2019 was up $31 million, or 19%, from the comparable prior-year period, driven by an increase in the adjusted net interest yield of 12 basis points, or 14%, to 0.96% and the increase in average interest-earning assets of 4%. The increase in the adjusted net interest yield was primarily due to a reduction in our adjusted average cost of funds of 7 basis points to 3.54%, attributable to the early redemption and maturity of the $1 billion aggregate principal amount of the 10.375% collateral trust bonds, which offset the increase in the average cost associated with our short-term, variable rate borrowing due to higher short-term interest rates. In addition, the net periodic derivative settlement expense declined as a result of higher short-term interest rates during the period.

Net periodic derivative cash settlement expense of $10 million for the current quarter decreased by $9 million, or 48%, from $19 million for the same prior-year quarter. Net periodic derivative cash settlement expense of $34 million for the nine months ended February 28, 2019 decreased by $24 million, or 41%, from $59 million for the same prior-year period. The reduction in net periodic derivative cash settlements was attributable to the rise in short-term interest rates, which resulted in an increase in the periodic floating interest rate amounts due to us on our pay-fixed swaps. The floating rate payments on our interest rate swaps are typically determined based on the 3-month LIBOR.

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

We recorded a provision for loan losses of less than $1 million for the three months ended February 28, 2019 and a benefit for loan losses of $2 million for the nine months ended February 28, 2019. In comparison, we recorded a provision for loan losses of $1 million for the same prior-year periods. The credit quality and performance statistics of our loan portfolio continued to remain strong. We had no payment defaults or charge-offs during the nine months ended February 28, 2019, and no delinquent loans or nonperforming loans in our loan portfolio as of February 28, 2019 or May 31, 2018.

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

Table 4 presents the components of non-interest income recorded in results of operations for the three and nine months ended February 28, 2019 and 2018.

Table 4: Non-Interest Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest income:
Fee and other income	$3,714	$3,935	$11,220	$13,422
Derivative gains (losses)	(132,174)	168,048	(61,648)	247,443
Results of operations of foreclosed assets	—	—	—	(34)
Total non-interest income	$(128,460)	$171,983	$(50,428)	$260,831

The significant variances in non-interest income between periods were primarily attributable to changes in net derivative gains (losses) recognized in our condensed consolidated statements of operations.

Derivative Gains (Losses)

Our derivative instruments are an integral part of our interest rate risk management strategy. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. The derivative instruments we use primarily include interest rate swaps, which we typically hold to maturity. In addition, we may on occasion use treasury locks to manage the interest rate risk associated with debt that is scheduled to reprice in the future. The primary factors affecting the fair value of our derivatives and derivative gains (losses) recorded in our results of operations include changes in interest rates, the shape of the swap curve and the composition of our derivative portfolio. We generally do not designate our interest rate swaps, which currently account for the substantial majority of our derivatives, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed consolidated statements of operations under derivative gains (losses). However, we typically designate treasury locks as cash flow hedges. We did not have any derivatives designated as accounting hedges as of February 28, 2019.

We currently use two types of interest rate swap agreements: (i) we pay a fixed rate of interest and receive a variable rate of interest (“pay-fixed swaps”); and (ii) we pay a variable rate of interest and receive a fixed rate of interest (“receive-fixed swaps”). The interest amounts are based on a specified notional balance, which is used for calculation purposes only.
The benchmark variable rate for the substantial majority of the floating rate payments under our swap agreements is 3-month LIBOR.

Table 5 displays the average notional amount outstanding, by swap agreement type, and the weighted-average interest rate paid and received for interest rate swap settlements during the three and nine months ended February 28, 2019 and 2018.

Table 5: Derivative Average Notional Amounts and Average Interest Rates

	Three Months Ended February 28,
	2019			2018
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,373,993	2.76%	2.66%	$7,004,710	2.84%	1.65%
Receive-fixed swaps	3,605,666	3.22	2.49	3,836,499	2.18	2.61
Total	$10,979,659	2.91%	2.60%	$10,841,209	2.60%	2.00%

	Nine Months Ended February 28,
	2019			2018
(Dollars in thousands)	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received	Average Notional Balance	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,330,332	2.72%	2.42%	$7,004,166	2.84%	1.42%
Receive-fixed swaps	3,688,835	3.08	2.51	3,803,670	1.98	2.63
Total	$11,019,167	2.84%	2.45%	$10,807,836	2.53%	1.85%

The average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and four years, respectively, as of February 28, 2019. In comparison, the average remaining maturity of our pay-fixed and receive-fixed swaps was 19 years and five years, respectively, as of February 28, 2018.

As indicated in Table 5, our derivative portfolio consists of a higher proportion of pay-fixed swaps than receive-fixed swaps, with pay-fixed swaps representing approximately 69% and 65% of the outstanding notional amount of our derivative portfolio as of February 28, 2019 and May 31, 2018, respectively. As interest rates decline, pay-fixed swaps generally decrease in value and result in the recognition of derivative losses, as the amount of interest we pay remains fixed, while the amount of interest we receive declines. In contrast, as interest rates rise, pay-fixed swaps generally increase in value and result in the recognition of derivative gains, as the amount of interest we pay remains fixed, but the amount we receive decreases. With a receive-fixed swap, the opposite results occur as interest rates decline or rise. Because our pay-fixed and receive-fixed swaps are referenced to different maturity terms along the swap curve, different changes in the swap curve—parallel, flattening or steepening—will also impact the fair value of our derivatives. The chart below provides comparative swap curves as of the end of February 28, 2019, November 30, 2018, May 31, 2018, February 28, 2018 and May 31, 2017.

____________________________
Benchmark rates obtained from Bloomberg.

Table 6 presents the components of net derivative gains (losses) recorded in results of operations for the three and nine months ended February 28, 2019 and 2018. Derivative cash settlements represent the net periodic contractual interest amount for our interest-rate swaps for the reporting period. Derivative forward value gains (losses) represent the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of our derivative contracts.

Table 6: Derivative Gains (Losses)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Derivative gains (losses) attributable to:
Derivative cash settlements	$(9,799)	$(18,924)	$(34,433)	$(58,781)
Derivative forward value gains (losses)	(122,375)	186,972	(27,215)	306,224
Derivative gains (losses)	$(132,174)	$168,048	$(61,648)	$247,443

The net derivative losses of $132 million and $62 million for the three and nine months ended February 28, 2019, were attributable to a decrease in the fair value of our pay-fixed swaps resulting from a decrease in medium- and longer-term interest rates, as depicted by the February 28, 2019 swap curve presented in the above chart. As discussed above, pay-fixed swaps, which represent a higher proportion of our derivative portfolio, typically decrease in fair value and result in derivative losses when interest rates decline.

The net derivative gains of $168 million and $247 million for the three and nine months ended February 28, 2018, respectively, were attributable to an increase in the fair value of our pay-fixed swaps, as interest rates increased across the yield curve during each period.

The reduction in net periodic derivative cash settlements was attributable to higher short-term interest rates relative to the comparable prior-year periods, which resulted in an increase in the periodic floating interest rate amounts due to us on our pay-fixed swaps, as the floating interest rate payment amounts are typically determined based on the 3-month LIBOR.

See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivative instruments.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefit expense, general and administrative expenses, losses on early extinguishment of debt and other miscellaneous expenses.

Table 7 presents the components of non-interest expense recorded in results of operations for the three and nine months ended February 28, 2019 and 2018.

Table 7: Non-Interest Expense

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest expense:
Salaries and employee benefits	$(13,020)	$(13,011)	$(38,094)	$(36,843)
Other general and administrative expenses	(9,978)	(9,201)	(31,979)	(28,919)
Losses on early extinguishment of debt	—	—	(7,100)	—
Other non-interest expense	1,789	(402)	(1,305)	(1,542)
Total non-interest expense	$(21,209)	$(22,614)	$(78,478)	$(67,304)

Non-interest expense of $21 million for the current quarter decreased by $1 million, or 6%, from the comparable prior-year quarter, primarily due to decreases in other non-interest expense.

Non-interest expense of $78 million for the nine months ended February 28, 2019 increased by $11 million, or 17%, from the comparable prior-year quarter. The increase was largely due to the loss on early extinguishment of debt of $7 million, attributable to the premium paid for the early redemption of $300 million of the $1 billion collateral trust bonds, with a coupon rate of 10.375%, that matured on November 1, 2018.

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

We recorded a net loss attributable to noncontrolling interests of $1 million and less than $1 million for the three and nine months ended February 28, 2019, respectively. We recorded net income attributable to noncontrolling interests of $2 million and $3 million for the three and nine months ended February 28, 2018, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $27,410 million as of February 28, 2019 increased by $720 million, or 3%, from May 31, 2018, primarily due to growth in our loan portfolio. Total liabilities of $25,857 million as of February 28, 2019 increased by $673 million, or 3%, from May 31, 2018, largely due to debt issuances to fund loan growth. Total equity increased by $47 million to $1,553 million as of February 28, 2019, attributable to our reported net income of $96 million during the nine months ended February 28, 2019, which was partially offset by patronage capital retirement of $48 million in August 2018.

Following is a discussion of changes in the major components of our assets and liabilities during the nine months ended February 28, 2019. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

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

Loans Outstanding

Table 8 summarizes loans to members, by loan type and by member class, as of February 28, 2019 and May 31, 2018. As indicated in Table 8, long-term fixed-rate loans accounted for 88% and 90% of loans to members as of February 28, 2019 and May 31, 2018, respectively.

Table 8: Loans Outstanding by Type and Member Class

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Loans by type:
Long-term loans:
Fixed-rate	$22,960,860	88%	$22,696,185	90%	$264,675
Variable-rate	1,125,471	5	1,039,491	4	85,980
Total long-term loans	24,086,331	93	23,735,676	94	350,655
Lines of credit	1,920,104	7	1,431,818	6	488,286
Total loans outstanding	26,006,435	100	25,167,494	100	838,941
Deferred loan origination costs	11,244	—	11,114	—	130
Loans to members	$26,017,679	100%	$25,178,608	100%	$839,071

Loans by member class:
CFC:
Distribution	$20,275,130	79%	$19,551,511	78%	$723,619
Power supply	4,520,699	17	4,397,353	18	123,346
Statewide and associate	85,305	—	69,055	—	16,250
CFC total	24,881,134	96	24,017,919	96	863,215
NCSC	771,930	3	786,457	3	(14,527)
RTFC	353,371	1	363,118	1	(9,747)
Total loans outstanding	26,006,435	100	25,167,494	100	838,941
Deferred loan origination costs	11,244	—	11,114	—	130
Loans to members	$26,017,679	100%	$25,178,608	100%	$839,071

Loans to members totaled $26,018 million as of February 28, 2019, an increase of $839 million, or 3%, from May 31, 2018. The increase was primarily due to an increase in CFC distribution loans of $724 million and an increase in CFC power supply loans of $123 million, which was partially offset by decreases in NCSC and RTFC loans of $15 million and $10 million, respectively.

Long-term loan advances totaled $1,441 million during the nine months ended February 28, 2019, with approximately 85% of those advances for capital expenditures by members and 13% for the refinancing of loans made by other lenders. In comparison, long-term loan advances totaled $1,864 million during the prior year nine months ended February 28, 2018, with approximately 64% of those advances for capital expenditures and 25% for refinancing of loans made by other lenders. The decrease in long-term loan advances from the same prior-year period reflects weaker demand from borrowers, due to more limited refinancings by our members of loans made by other lenders.

We provide additional information on our loan product types in “Item 1. Business—Loan Programs” and “Note 4—Loans” in our 2018 Form 10-K. See “Debt—Collateral Pledged” below for information on encumbered and unencumbered loans and “Credit Risk Management” for information on the credit risk profile of our loan portfolio.

Loan Retention Rate

Table 9 presents a comparison between the historical retention rate of CFC’s long-term fixed-rate loans that repriced, in accordance with our standard loan provisions, during the nine months ended February 28, 2019 and loans that repriced during fiscal year 2018, and provides information on the percentage of loans that repriced to either another fixed-rate term or a variable rate. The retention rate is calculated based on the election made by the borrower at the repricing date. The average annual retention rate of CFC’s repriced loans has been 98% over the last three fiscal years.

Table 9: Historical Retention Rate and Repricing Selection(1)

	Nine Months Ended		Fiscal Year Ended
	February 28, 2019		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans retained:
Long-term fixed rate selected	$489,457	72%	$741,792	82%
Long-term variable rate selected	119,357	18	157,539	17
Total loans retained by CFC	608,814	90	899,331	99
Loans repaid(2)	66,693	10	4,637	1
Total	$675,507	100%	$903,968	100%
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

Debt Outstanding

Table 10 displays the composition, by product type, of our outstanding debt as of February 28, 2019 and May 31, 2018. Table 10 also displays the composition of our debt based on several additional selected attributes.

Table 10: Total Debt Outstanding

(Dollars in thousands)	February 28, 2019	May 31, 2018	Change
Debt product type:
Commercial paper:
Members, at par	$1,105,060	$1,202,105	$(97,045)
Dealer, net of discounts	1,069,295	1,064,266	5,029
Total commercial paper	2,174,355	2,266,371	(92,016)
Select notes to members	836,688	780,472	56,216
Daily liquidity fund notes to members	299,505	400,635	(101,130)
Medium-term notes:
Members, at par	613,002	643,821	(30,819)
Dealer, net of discounts	3,280,826	3,002,979	277,847
Total medium-term notes	3,893,828	3,646,800	247,028
Collateral trust bonds	7,379,953	7,639,093	(259,140)
Guaranteed Underwriter Program notes payable	5,433,855	4,856,143	577,712
Farmer Mac notes payable	3,172,262	2,891,496	280,766
Other notes payable	26,428	29,860	(3,432)
Subordinated deferrable debt	742,516	742,410	106
Members’ subordinated certificates:
Membership subordinated certificates	630,467	630,448	19
Loan and guarantee subordinated certificates	505,782	528,386	(22,604)
Member capital securities	221,170	221,148	22
Total members’ subordinated certificates	1,357,419	1,379,982	(22,563)
Total debt outstanding	$25,316,809	$24,633,262	$683,547

Security type:
Unsecured debt	37%	37%
Secured debt	63	63
Total	100%	100%

Funding source:
Members	17%	18%
Private placement:
Guaranteed Underwriter Program notes payable	21	20
Farmer Mac notes payable	13	12
Total private placement	34	32
Capital markets	49	50
Total	100%	100%

Interest rate type:
Fixed-rate debt	75%	74%
Variable-rate debt	25	26
Total	100%	100%
Interest rate type, including the impact of swaps:
Fixed-rate debt(1)	91%	87%
Variable-rate debt(2)	9	13
Total	100%	100%

Maturity classification:(3)
Short-term borrowings	14%	15%
Long-term and subordinated debt(4)	86	85
Total	100%	100%

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

Our outstanding debt volume generally increases and decreases in response to member loan demand. As our loan balances increased during the nine months ended February 28, 2019, our debt volume also increased. Total debt outstanding increased $684 million, or 3%, to $25,317 million as of February 28, 2019, from May 31, 2018, due to an increase in borrowings to fund the increase in loans to members. The increase was primarily attributable to a net increase in borrowings under the Guaranteed Underwriter Program of $578 million, a net increase in Farmer Mac notes payable of $281 million and a net increase in dealer medium-term notes of $278 million. These increases were partially offset by net decreases in collateral trust bonds of $259 million and in member commercial paper, select notes and daily liquidity fund notes of $142 million.

Below is a summary of significant financing activities during the nine months ended February 28, 2019.

•
On July 12, 2018, we redeemed $300 million of the $1 billion 10.375% collateral trust bonds due November 1, 2018, at a premium of $7 million. We repaid the remaining $700 million of these bonds on the maturity date.

•	On July 26, 2018, we issued $300 million aggregate principal amount of dealer medium-term notes at a variable rate of 3-month LIBOR plus 37.5 basis points due 2021.

•	On October 31, 2018, we issued $325 million aggregate principal amount of 3.90% collateral trust bonds due 2028 and $300 million aggregate principal amount of 4.40% collateral trust bonds due 2048.

•	On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program.

•
On November 28, 2018, we amended the three-year and five-year committed bank revolving line of credit agreements to extend the maturity dates to November 28, 2021 and November 28, 2023, respectively, and to terminate certain third-party bank commitments.

•	On January 31, 2019, we issued $450 million aggregate principal amount of 3.70% collateral trust bonds due 2029 and $500 million aggregate principal amount of 4.30% collateral trust bonds due 2049.

Member Investments

Debt securities issued to our members represent an important, stable source of funding. Table 11 displays outstanding member debt, by debt product type, as of February 28, 2019 and May 31, 2018.

Table 11: Member Investments

	February 28, 2019		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total (1)	Amount	% of Total (1)
Commercial paper	$1,105,060	51%	$1,202,105	53%	$(97,045)
Select notes	836,688	100	780,472	100	56,216
Daily liquidity fund notes	299,505	100	400,635	100	(101,130)
Medium-term notes	613,002	16	643,821	18	(30,819)
Members’ subordinated certificates	1,357,419	100	1,379,982	100	(22,563)
Total outstanding member debt	$4,211,674		$4,407,015		$(195,341)

Percentage of total debt outstanding	17%		18%
____________________________
(1) Represents outstanding debt attributable to members for each debt product type as a percentage of the total outstanding debt for each debt product type.

Member investments accounted for 17% and 18% of total debt outstanding as of February 28, 2019 and May 31, 2018, respectively. Over the last three fiscal years, outstanding member investments have averaged $4,406 million on a quarterly basis.

Short-Term Borrowings

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Short-term borrowings totaled $3,652 million and accounted for 14% of total debt outstanding as of February 28, 2019, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. See “Liquidity Risk” below and for “Note 6—Short-Term Borrowings” for information on the composition of our short-term borrowings.

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

Long-term and subordinated debt totaled $21,665 million and accounted for 86% of total debt outstanding as of February 28, 2019, compared with $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. We provide additional information on our long-term debt below under “Liquidity Risk” and in “Note 7—Long-Term Debt” and “Note 8—Subordinated Deferrable Debt.”

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

Table 12 displays the collateral coverage ratios as of February 28, 2019 and May 31, 2018 for the debt agreements noted above that require us to pledge collateral.

Table 12: Collateral Pledged

	Requirement/Limit
	Debt Indenture Minimum	Committed Bank Revolving Line of Credit Agreements Maximum	Actual(1)
Debt Agreement			February 28, 2019	May 31, 2018
Collateral trust bonds 1994 indenture	100%	150%	120%	111%
Collateral trust bonds 2007 indenture	100	150	120	114
Guaranteed Underwriter Program notes payable	100	150	115	119
Farmer Mac notes payable	100	150	119	115
Clean Renewable Energy Bonds Series 2009A	100	150	132	109
____________________________
(1) Calculated based on the amount of collateral pledged divided by the face amount of outstanding secured debt.

Of our total debt outstanding of $25,317 million as of February 28, 2019, $15,996 million, or 63%, was secured by pledged loans totaling $19,215 million. In comparison, of our total debt outstanding of $24,633 million as of May 31, 2018, $15,398 million, or 63%, was secured by pledged loans totaling $18,145 million. Total debt outstanding on our condensed consolidated balance sheet is presented net of unamortized discounts and issuance costs. However, our collateral pledging requirements are based on the face amount of secured outstanding debt, which does not take into consideration the impact of net unamortized discounts and issuance costs.

Table 13 displays the unpaid principal balance of loans pledged for secured debt, the excess collateral pledged and unencumbered loans as of February 28, 2019 and May 31, 2018.

Table 13: Unencumbered Loans

(Dollars in thousands)	February 28, 2019	May 31, 2018
Total loans outstanding(1)	$26,006,435	$25,167,494
Less: Loans required to be pledged for secured debt (2)	(16,278,726)	(15,677,138)
Loans pledged in excess of requirement (2)(3)	(2,936,516)	(2,467,444)
Total pledged loans	(19,215,242)	(18,144,582)
Unencumbered loans	$6,791,193	$7,022,912
Unencumbered loans as a percentage of total loans	26%	28%
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2019 and May 31, 2018.
(2) Reflects unpaid principal balance of pledged loans.
(3) Excludes cash collateral pledged to secure debt. If there is an event of default under most of our indentures, we can only withdraw the excess collateral if we substitute cash or permitted investments of equal value.

As displayed above in Table 13, we had excess loans pledged as collateral totaling $2,937 million and $2,467 million as of February 28, 2019 and May 31, 2018, respectively. We typically pledge loans in excess of the required amount for the following reasons: (i) our distribution and power supply loans are typically amortizing loans that require scheduled principal payments over the life of the loan, whereas the debt securities issued under secured indentures and agreements typically have bullet maturities; (ii) distribution and power supply borrowers have the option to prepay their loans; and (iii) individual loans may become ineligible for various reasons, some of which may be temporary.

We provide additional information on our borrowings, including the maturity profile, below in “Liquidity Risk.” Refer to “Note 4—Loans—Pledging of Loans” for additional information related to pledged collateral. Also refer to “Note 5—Short-

Term Borrowings,” “Note 6—Long-Term Debt,” “Note 7—Subordinated Deferrable Debt” and “Note 8—Members’ Subordinated Certificates” in our 2018 Form 10-K for a more detailed description of each of our debt product types.

Equity

Table 14 presents the components of total CFC equity and total equity as of February 28, 2019 and May 31, 2018. We provide the detail of our total members’ equity, which is a non-GAAP measure, in Table 38 under “Non-GAAP Financial Measures”.

Table 14: Equity

(Dollars in thousands)	February 28, 2019	May 31, 2018	Change
Membership fees and educational fund:
Membership fees	$969	$969	$—
Educational fund	1,303	1,976	(673)
Total membership fees and educational fund	2,272	2,945	(673)
Patronage capital allocated	763,986	811,493	(47,507)
Members’ capital reserve	687,785	687,785	—
Total allocated equity	1,454,043	1,502,223	(48,180)
Unallocated net income (loss):
Prior year-end cumulative derivative forward value losses(1)	(30,831)	(332,525)	301,694
Current year derivative forward value gains (losses)(1)	(27,312)	301,694	(329,006)
Current period-end cumulative derivative forward value gains (losses)(1)	(58,143)	(30,831)	(27,312)
Other unallocated net income (loss)	126,796	(5,603)	132,399
Unallocated net income (loss)	68,653	(36,434)	105,087
CFC retained equity	1,522,696	1,465,789	56,907
Accumulated other comprehensive income	847	8,544	(7,697)
Total CFC equity	1,523,543	1,474,333	49,210
Noncontrolling interests	29,069	31,520	(2,451)
Total equity	$1,552,612	$1,505,853	$46,759
____________________________
(1)Represents derivative forward value gains (losses) for CFC only, as total CFC equity does not include the noncontrolling interests of the variable interest entities NCSC and RTFC, which we are required to consolidate. See “Note 13—Business Segments” for the statements of operations for CFC.

Total equity increased by $47 million to $1,553 million as of February 28, 2019. The increase was primarily attributable to our net income of $96 million for the nine months ended February 28, 2019, which was partially offset by patronage capital retirement of $48 million in August 2018.

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

Guarantees

We provide guarantees for certain contractual obligations of our members to assist them in obtaining various forms of financing. We use the same credit policies and monitoring procedures in providing guarantees as we do for loans and commitments. If a member defaults on its obligation, we are obligated to pay required amounts pursuant to our guarantees. Meeting our guarantee obligations satisfies the underlying obligation of our member systems and prevents the exercise of remedies by the guarantee beneficiary based upon a payment default by a member. In general, the member is required to repay any amount advanced by us with accrued interest, pursuant to the documents evidencing the member’s reimbursement obligation. Table 15 displays the notional amount of our outstanding guarantee obligations, by guarantee type and by company, as of February 28, 2019 and May 31, 2018.

Table 15: Guarantees Outstanding

(Dollars in thousands)	February 28, 2019	May 31, 2018	Change
Guarantee type:
Long-term tax-exempt bonds	$313,205	$316,985	$(3,780)
Letters of credit	327,314	343,970	(16,656)
Other guarantees	145,512	144,206	1,306
Total	$786,031	$805,161	$(19,130)

Company:
CFC	$769,472	$793,156	$(23,684)
NCSC	14,493	10,431	4,062
RTFC	2,066	1,574	492
Total	$786,031	$805,161	$(19,130)

Of the total notional amount of our outstanding guarantee obligations of $786 million and $805 million as of February 28, 2019 and May 31, 2018, respectively, 59% and 57%, respectively, were secured by a mortgage lien on substantially all of the assets and future revenue of our member cooperatives for which we provide guarantees.

In addition to providing a guarantee on long-term tax-exempt bonds issued by member cooperatives totaling $313 million as of February 28, 2019, we also were the liquidity provider on $248 million of those tax-exempt bonds. As liquidity provider, we may be required to purchase bonds that are tendered or put by investors. Investors provide notice to the remarketing agent that they will tender or put a certain amount of bonds at the next interest rate reset date. If the remarketing agent is unable to sell such bonds to other investors by the next interest rate reset date, we have unconditionally agreed to purchase such bonds. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2019 or the prior fiscal year.

We had outstanding letters of credit for the benefit of our members totaling $327 million as of February 28, 2019. These letters of credit relate to obligations for which we may be required to advance funds based on various trigger events specified in the letter of credit agreements. If we are required to advance funds, the member is obligated to repay the advance amount and accrued interest to us. In addition to these letters of credit, we had master letter of credit facilities in place as of February 28, 2019, under which we may be required to issue letters of credit to third parties for the benefit of our members up to an additional $59 million as of February 28, 2019. All of our master letter of credit facilities as of February 28, 2019 were subject to material adverse change clauses at the time of issuance. Prior to issuing a letter of credit under these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and that the borrower is currently in compliance with the letter of credit terms and conditions.

Table 16 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of our outstanding guarantee obligations as of February 28, 2019.

Table 16: Maturities of Guarantee Obligations

	Outstanding Amount	Maturities of Guarantee Obligations
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Guarantees	$786,031	$114,730	$191,819	$121,850	$31,017	$159,041	$167,574

We recorded a guarantee liability of $9 million and $11 million as of February 28, 2019 and May 31, 2018, respectively, for our guarantee and liquidity obligations associated with our members’ debt. We provide additional information about our guarantee obligations in “Note 11—Guarantees.”

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

Table 17 displays the amount of unadvanced loan commitments, which consist of line of credit and long-term loan commitments, as of February 28, 2019 and May 31, 2018.

Table 17: Unadvanced Loan Commitments

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Change
Line of credit commitments:
Conditional(1)	$4,618,323	36%	$4,835,434	38%	$(217,111)
Unconditional(2)	2,905,836	22	2,857,350	23	48,486
Total line of credit unadvanced commitments	7,524,159	58	7,692,784	61	(168,625)
Total long-term loan unadvanced commitments(1)	5,387,440	42	4,952,834	39	434,606
Total unadvanced loan commitments	$12,911,599	100%	$12,645,618	100%	$265,981
____________________________
(1)Represents amount related to facilities that are subject to material adverse change clauses.
(2)Represents amount related to facilities that are not subject to material adverse change clauses.

Table 18 presents the amount of unadvanced loan commitments, by loan type, as of February 28, 2019 and the maturities of the commitment amounts for each of the next five fiscal years and thereafter.

Table 18: Notional Maturities of Unadvanced Loan Commitments

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,524,159	$65,818	$3,835,418	$889,301	$695,602	$1,254,289	$783,731
Long-term loans	5,387,440	190,742	450,208	737,648	1,506,127	1,159,886	1,342,829
Total	$12,911,599	$256,560	$4,285,626	$1,626,949	$2,201,729	$2,414,175	$2,126,560

Unadvanced line of credit commitments accounted for 58% of total unadvanced loan commitments as of February 28, 2019, while unadvanced long-term loan commitments accounted for 42% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years and generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists. Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,387 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,912 million as of February 28, 2019 is not necessarily representative of our future funding requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,006 million and $9,789 million as of February 28, 2019 and May 31, 2018, respectively, and accounted for 77% of the combined total of unadvanced line of credit and long-term loan commitments as of both February 28, 2019 and May 31, 2018. Prior to making advances on these facilities, we confirm that there has been no material adverse change in the borrower’s business or condition, financial or otherwise, since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by use of proceeds restrictions, imposition of borrower-specific restrictions, or by additional conditions that must be met prior to advancing funds. Since we generally do not charge a fee for the borrower to have an unadvanced amount on a loan facility that is subject to a material adverse change clause, our borrowers tend to request amounts in excess of their immediate estimated loan requirements.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,906 million and $2,857 million as of February 28, 2019 and May 31, 2018, respectively. For contracts not subject to a material adverse change clause, we are generally required to advance amounts on the committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

Syndicated loan facilities, where the pricing is set at a spread over a market index rate as agreed upon by all of the participating financial institutions based on market conditions at the time of syndication, accounted for 90% of unconditional line of credit commitments as of February 28, 2019. The remaining 10% represented unconditional committed line of credit loans, which under any new advance would be made at rates determined by us.

Table 19 presents the maturities for each of the next five fiscal years and thereafter of the notional amount of unconditional committed lines of credit not subject to a material adverse change clause as of February 28, 2019.

Table 19: Maturities of Notional Amount of Unconditional Committed Lines of Credit

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$2,905,836	$—	$323,082	$466,030	$403,716	$1,028,019	$684,989

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

Table 20 presents, by loan type and by company, the amount and percentage of secured and unsecured loans in our loan portfolio as of February 28, 2019 and May 31, 2018. Of our total loans outstanding, 91% were secured and 9% were unsecured as of February 28, 2019. In comparison, of our total loans outstanding, 93% were secured and 7% were unsecured as of May 31, 2018.

Table 20: Loan Portfolio Security Profile

	February 28, 2019
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,505,861	98%	$454,999	2%	$22,960,860
Long-term variable-rate loans	1,116,406	99	9,065	1	1,125,471
Total long-term loans	23,622,267	98	464,064	2	24,086,331
Line of credit loans	113,561	6	1,806,543	94	1,920,104
Total loans outstanding(1)	$23,735,828	91	$2,270,607	9	$26,006,435

Company:
CFC	$22,712,959	91%	$2,168,175	9%	$24,881,134
NCSC	688,466	89	83,464	11	771,930
RTFC	334,403	95	18,968	5	353,371
Total loans outstanding(1)	$23,735,828	91	$2,270,607	9	$26,006,435

	May 31, 2018
(Dollars in thousands)	Secured	% of Total	Unsecured	% of Total	Total
Loan type:
Long-term loans:
Long-term fixed-rate loans	$22,220,087	98%	$476,098	2%	$22,696,185
Long-term variable-rate loans	996,970	96	42,521	4	1,039,491
Total long-term loans	23,217,057	98	518,619	2	23,735,676
Line of credit loans	69,097	5	1,362,721	95	1,431,818
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494

Company:
CFC	$22,233,592	93%	$1,784,327	7%	$24,017,919
NCSC	703,396	89	83,061	11	786,457
RTFC	349,166	96	13,952	4	363,118
Total loans outstanding(1)	$23,286,154	93	$1,881,340	7	$25,167,494
____________________________
(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes deferred loan origination costs of $11 million as of both February 28, 2019 and May 31, 2018.

As part of our strategy in managing our credit risk exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac in fiscal year 2016. Under this agreement, we may designate certain loans to be covered under the commitment, as approved by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The outstanding principal balance of loans covered under this agreement totaled $628 million as of February 28, 2019, compared with $660 million as of May 31, 2018. No loans have been put to Farmer Mac for purchase pursuant to this agreement. Our credit exposure is also mitigated by long-term loans guaranteed by RUS. Guaranteed RUS loans totaled $156 million and $161 million as of February 28, 2019 and May 31, 2018, respectively.

Credit Concentration

Concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or in geographic areas that would cause them to be similarly impacted by economic or other conditions or when there are large exposures to single borrowers. As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution, power supply systems and related facilities. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentrations. Outstanding loans to electric utility organizations represented approximately 99% of our total outstanding loan portfolio as of February 28, 2019, unchanged from May 31, 2018. Although our organizational structure and mission results in single-industry concentration, we serve a geographically diverse group of electric and telecommunications members throughout the United States and its territories, including all 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 215 associates as of February 28, 2019. Texas has the largest number of member cooperatives and the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both February 28, 2019 and May 31, 2018.

Single-Obligor Concentration

Table 21 displays the combined exposure of loans and guarantees of the 20 largest borrowers, by exposure type and by company, as of February 28, 2019 and May 31, 2018. The 20 borrowers with the largest exposure consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of February 28, 2019. The 20 borrowers with the largest exposure consisted of nine distribution systems, 10 power supply systems and one NCSC associate as of May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both February 28, 2019 and May 31, 2018.

Table 21: Credit Exposure to 20 Largest Borrowers

	February 28, 2019		May 31, 2018		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
By exposure type:
Loans	$5,712,256	21%	$5,613,991	22%	$98,265
Guarantees	139,405	1	347,138	1	(207,733)
Total exposure to 20 largest borrowers	5,851,661	22	5,961,129	23	(109,468)
Less: Loans covered under Farmer Mac standby purchase commitment	(363,963)	(1)	(354,694)	(1)	(9,269)
Net exposure to 20 largest borrowers	$5,487,698	21%	$5,606,435	22%	$(118,737)

By company:
CFC	$5,599,657	21%	$5,703,723	22%	$(104,066)
NCSC	252,004	1	257,406	1	(5,402)
Total exposure to 20 largest borrowers	5,851,661	22	5,961,129	23	(109,468)
Less: Loans covered under Farmer Mac standby purchase commitment	(363,963)	(1)	(354,694)	(1)	(9,269)
Net exposure to 20 largest borrowers	$5,487,698	21%	$5,606,435	22%	$(118,737)

Although CFC has been exposed to single-industry and single-obligor concentrations since inception in 1969, we historically have experienced limited defaults and very low credit losses in our electric loan portfolio. The likelihood of default and loss for our electric cooperative borrowers, which account for 99% of our outstanding loans as of February 28, 2019, has been low due to several factors. First, as discussed above, we generally lend to our members on a senior secured basis. Second, electric cooperatives typically are consumer-owned, not-for-profit entities that provide an essential service to end-users, the majority of which are residential customers. Third, electric cooperatives face limited competition, as they tend to operate in exclusive territories not serviced by public investor-owned utilities. Fourth, the majority operate in states where electric cooperatives are not subject to rate regulation. Thus, they are able to make rate adjustments to pass along increased costs to the end customer without first obtaining state regulatory approval, allowing them to cover operating costs and generate sufficient earnings and cash flows to service their debt obligations. Finally, they tend to adhere to a conservative business strategy model that has historically resulted in a relatively stable, resilient operating environment and overall strong financial performance and credit strength for the electric cooperative network.

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

The overall credit quality of our loan portfolio remained high, as evidenced by our strong asset performance metrics, including low levels of criticized exposure. We generally lend to members on a senior secured basis, which reduces the risk of loss in the event of a borrower default. As displayed in Table 20 above, 91% and 93% of our total outstanding loans were secured as of February 28, 2019 and May 31, 2018, respectively. We had no delinquent or nonperforming loans as of February 28, 2019 and May 31, 2018. In addition, we had no loan defaults or charge-offs during the nine months ended February 28, 2019.

Borrower Risk Ratings

Our borrower risk ratings are intended to align with banking regulatory agency credit risk rating definitions of pass and criticized classifications, with loans classified as criticized further classified as special mention, substandard or doubtful. Pass ratings reflect relatively low probability of default, while criticized ratings have a higher probability of default. Loans with borrowers classified as criticized totaled $185 million, or 0.71%, of total loans outstanding as of February 28, 2019. Of this amount, $178 million, was classified as substandard. In comparison, loans with borrowers classified as criticized totaled $178 million, or 0.71%, of total loans outstanding as of May 31, 2018. Of this amount, $171 million was classified as substandard. We did not have any loans classified as doubtful as of February 28, 2019 or May 31, 2018. See “Note 4—Loans” for a description of each of the risk rating classifications.

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

Table 22 presents the carrying value of loans modified as TDRs and the performance status as of February 28, 2019 and May 31, 2018. Our last modification of a loan that met the definition of a TDR occurred in fiscal year 2017. Although TDR loans may be returned to performing status if the borrower performs under the modified terms of the loan for an extended period of time, TDR loans are considered individually impaired.

Table 22: Troubled Debt Restructured Loans

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Carrying Amount	% of Total Loans Outstanding	Carrying Amount	% of Total Loans Outstanding
TDR loans:
CFC	$6,261	0.03%	$6,507	0.03%
RTFC	5,717	0.02	6,092	0.02
Total TDR loans	$11,978	0.05%	$12,599	0.05%

Performance status of TDR loans:
Performing TDR loans	$11,978	0.05%	$12,599	0.05%

As indicated in Table 22 above, we did not have any TDR loans classified as nonperforming as of February 28, 2019 or May 31, 2018.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR loan. We classify such loans as nonperforming at the earlier of the date when we determine: (i) interest or principal payments on the loan is past due 90 days or more; (ii) as a result of court proceedings, the collection of interest or principal payments based on the original contractual terms is not expected; or (iii) the full and timely collection of interest or principal is otherwise uncertain. Once a loan is classified as nonperforming, we generally place the loan on nonaccrual status. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against earnings. We had no loans classified as nonperforming as of February 28, 2019 or May 31, 2018.

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the nine months ended February 28, 2019 and 2018.

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

Outstanding loans to electric utility organizations totaled $25,653 million and accounted for 99% of our total outstanding loan portfolio as of February 28, 2019, while outstanding RTFC telecommunications loans totaled $353 million and accounted for 1% of our total outstanding loan portfolio as of February 28, 2019.

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

Table 23 summarizes changes in the allowance for loan losses for the three and nine months ended February 28, 2019 and 2018, and provides a comparison of the allowance by company as of February 28, 2019 and May 31, 2018.

Table 23: Allowance for Loan Losses

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$16,904	$36,774	$18,801	$37,376
Provision (benefit) for loan losses	182	1,105	(1,715)	503
Ending balance	$17,086	$37,879	$17,086	$37,879

			February 28, 2019	May 31, 2018
Allowance for loan losses by company:
CFC			$12,320	$12,300
NCSC			2,085	2,082
RTFC			2,681	4,419
Total			$17,086	$18,801

Allowance coverage ratios:
Total loans outstanding(1)			$26,006,435	$25,167,494
Percentage of total loans outstanding			0.07%	0.07%
____________________________

(1) Represents the unpaid principal amount of loans as of the end of each period presented and excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2019 and May 31, 2018.

Our allowance for loan losses decreased by $2 million to $17 million as of February 28, 2019 from May 31, 2018. The allowance coverage ratio was 0.07% as of both February 28, 2019 and May 31, 2018. We had no loans classified as nonperforming as of February 28, 2019 or May 31, 2018. We experienced no charge-offs during the three and nine months ended February 28, 2019 and 2018. Loans designated as individually impaired totaled $12 million and $13 million as of February 28, 2019 and May 31, 2018, respectively, and the specific allowance related to those loans totaled $1 million as of both February 28, 2019 and May 31, 2018.

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

We manage our derivative counterparty credit risk by monitoring the overall credit worthiness of each counterparty based on our internal counterparty credit risk scoring model; using counterparty-specific credit risk limits; executing master netting arrangements; and diversifying our derivative transactions among multiple counterparties. We also require that our derivative counterparties be a participant in one of our committed bank revolving line of credit agreements. Our derivative counterparties had credit ratings ranging from Aa2 to Baa2 by Moody’s Investors Service (“Moody’s”) and from AA- to BBB+ by S&P Global Inc. (“S&P”) as of February 28, 2019. Our largest counterparty exposure, based on the outstanding notional amount, represented approximately 23% and 24% of the total outstanding notional amount of derivatives as of February 28, 2019 and May 31, 2018, respectively.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2019. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2019. Table 24 displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the counterparty's master netting agreements. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

Table 24: Rating Triggers for Derivatives

(Dollars in thousands)	Notional Amount	Payable Due From CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$50,460	$(8,374)	$—	$(8,374)
Falls below Baa1/BBB+	7,069,507	(60,970)	24,211	(36,759)
Falls to or below Baa2/BBB (2)	561,720	—	3,388	3,388
Falls below Baa3/BBB-	222,255	(9,937)	—	(9,937)
Total	$7,903,942	$(79,281)	$27,599	$(51,682)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch Ratings Inc. (“Fitch”), respectively, which is not included in the above table, totaling $165 million as of February 28, 2019. These contracts were in an unrealized loss position of $4 million as of February 28, 2019.

The aggregate fair value amount, including the credit valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $85 million as of February 28, 2019. There were no counterparties that fell below the rating trigger levels in our interest swap contracts as of February 28, 2019. If a counterparty has a credit rating that falls below the rating trigger level specified in the interest swap contract, we have the option to terminate all derivatives with the counterparty. However, we generally do not terminate such agreements prematurely because our interest rate swaps are critical to our matched funding strategy to mitigate interest rate risk.

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

Available Liquidity

As part of our strategy in managing liquidity risk and meeting our liquidity objectives, we seek to maintain a substantial level of on-balance sheet and off-balance sheet sources of liquidity that are readily available for access to meet our near-term liquidity needs. Table 25 presents the sources of our available liquidity as of February 28, 2019, compared with May 31, 2018.

Table 25: Available Liquidity

	February 28, 2019			May 31, 2018
(Dollars in millions)	Total	Accessed	Available	Total	Accessed	Available
Cash and cash equivalents	$223	$—	$223	$231	$—	$231
Committed bank revolving line of credit agreements—unsecured(1)	2,975	3	2,972	3,085	3	3,082
Guaranteed Underwriter Program committed facilities—secured(2)	7,298	5,948	1,350	6,548	5,323	1,225
Farmer Mac revolving note purchase agreement, dated March 24, 2011, as amended—secured(3)	5,200	3,072	2,128	5,200	2,791	2,409
Farmer Mac revolving note purchase agreement, dated July 31, 2015, as amended—secured	300	100	200	300	100	200
Total	$15,996	$9,123	$6,873	$15,364	$8,217	$7,147
____________________________
(1) The committed bank revolving line of credit agreements consist of a three-year and a five-year line of credit agreement. The accessed amount of $3 million as of both February 28, 2019 and May 31, 2018, relates to letters of credit issued pursuant to the five-year line of credit agreement.
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

Committed Bank Revolving Line of Credit Agreements—Unsecured

Our committed bank revolving lines of credit may be used for general corporate purposes; however, we generally rely on them as a backup source of liquidity for our member and dealer commercial paper. We had $2,975 million of commitments under committed bank revolving line of credit agreements as of February 28, 2019. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

Table 26 presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2019. We did not have any outstanding borrowings under our bank revolving line of credit agreements as of February 28, 2019.

Table 26: Committed Bank Revolving Line of Credit Agreements

	February 28, 2019
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

Guaranteed Underwriter Program Committed Facilities—Secured

Under the Guaranteed Underwriter Program, we can borrow from the Federal Financing Bank and use the proceeds to make new loans and refinance existing indebtedness. As part of the program, we pay fees, based on outstanding borrowings supporting the USDA Rural Economic Development Loan and Grant program. The borrowings under this program are guaranteed by RUS.

On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. During the nine months ended February 28, 2019, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of February 28, 2019. Of this amount, $600 million is available for advance through July 15, 2022 and $750 million is available for advance through July 15, 2023.

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

Farmer Mac Revolving Note Purchase Agreements—Secured

As indicated in Table 25, we have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, we can borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. We had outstanding secured notes payable totaling $3,072 million and $2,791 million as of February 28, 2019 and May 31, 2018, respectively, under the Farmer Mac revolving note purchase agreement of $5,200 million. We borrowed $575 million under this note purchase agreement with Farmer Mac during the nine months ended February 28, 2019. The available borrowing amount totaled $2,128 million as of February 28, 2019.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which was January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated. We had outstanding secured notes payable under this program totaling $100 million as of February 28, 2019, and an available borrowing amount of $200 million. The secured notes payable of $100 million were repaid in full subsequent to February 28, 2019. We had outstanding borrowings of $100 million as of May 31, 2018 under this revolving note purchase agreement with Farmer Mac.

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

Table 27 displays the composition, by funding source, of our short-term borrowings as of February 28, 2019 and May 31, 2018. Member borrowings accounted for 68% of total short-term borrowings as of February 28, 2019, compared with 69% of total short-term borrowings as of May 31, 2018.

Table 27: Short-Term Borrowings—Funding Sources

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Short-Term Borrowings	Amount Outstanding	% of Total Short-Term Borrowings
Funding source:
Members	$2,482,646	68%	$2,631,644	69%
Private placement—Farmer Mac notes payable	100,000	3	100,000	3
Capital markets	1,069,295	29	1,064,266	28
Total	$3,651,941	100%	$3,795,910	100%

Table 28 displays the composition, by product type, of our short-term borrowings as of February 28, 2019 and May 31, 2018.

Table 28: Short-Term Borrowings

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Amount Outstanding	% of Total Debt Outstanding	Amount Outstanding	% of Total Debt Outstanding
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,069,295	4%	$1,064,266	4%
Commercial paper to members, at par	1,105,060	5	1,202,105	5
Total commercial paper	2,174,355	9	2,266,371	9
Select notes to members	836,688	3	780,472	3
Daily liquidity fund notes to members	299,505	1	400,635	2
Medium-term notes to members	241,393	1	248,432	1
Farmer Mac revolving facility	100,000	—	100,000	—
Total short-term borrowings	$3,651,941	14%	$3,795,910	15%

Our short-term borrowings decreased by $144 million to $3,652 million as of February 28, 2019 from May 31, 2018. Our intent is to manage our short-term wholesale funding risk by maintaining outstanding dealer commercial paper at an amount below $1,250 million for the foreseeable future. Outstanding dealer commercial paper of $1,069 million and $1,064 million as of February 28, 2019 and May 31, 2018, respectively, was below our target limit of $1,250 million.

Long-Term and Subordinated Debt

In addition to access to private debt facilities, we also issue debt in the public capital markets. Pursuant to Rule 405 of the Securities Act, we are classified as a “well-known seasoned issuer.” See “Item 7. MD&A—Liquidity Risk” in our 2018 Form 10-K for additional information on our shelf registration statements with the SEC.

As discussed in “Consolidated Balance Sheet Analysis—Debt,” long-term and subordinated debt totaled $21,665 million and accounted for 86% of total debt outstanding as of February 28, 2019, from $20,837 million, or 85%, of total debt outstanding as of May 31, 2018. Table 29 summarizes long-term and subordinated debt issuances and repayments during the nine months ended February 28, 2019.

Table 29: Issuances and Repayments of Long-Term and Subordinated Debt(1)

	Nine Months Ended February 28, 2019
(Dollars in thousands)	Issuances	Repayments(2)	Change
Long-term and subordinated debt activity:
Collateral trust bonds	$1,575,000	$1,830,000	$(255,000)
Guaranteed Underwriter Program notes payable	625,000	47,520	577,480
Farmer Mac notes payable	575,000	294,234	280,766
Medium-term notes sold to members	108,243	132,023	(23,780)
Medium-term notes sold to dealers	312,325	36,856	275,469
Other notes payable	—	3,566	(3,566)
Members’ subordinated certificates	1,781	24,366	(22,585)
Total	$3,197,349	$2,368,565	$828,784
____________________________
(1)Amounts exclude unamortized debt issuance costs and discounts.

(2)Repayments include principal maturities, scheduled amortization payments, repurchases and redemptions.

Table 30 summarizes the scheduled amortization of the principal amount of long-term debt, subordinated deferrable debt and members’ subordinated certificates as of February 28, 2019.

Table 30: Principal Maturity of Long-Term and Subordinated Debt

(Dollars in thousands)	Amount Maturing (1)	% of Total
Fiscal year ending:
May 31, 2019	$448,769	2%
May 31, 2020	1,595,107	7
May 31, 2021	1,840,028	8
May 31, 2022	1,936,684	9
May 31, 2023	1,193,525	6
Thereafter	14,650,509	68
Total	$21,664,622	100%
____________________________
(1)Excludes $0.2 million in subscribed and unissued member subordinated certificates for which a payment has been received. Member loan subordinated certificates totaling $254 million amortize annually based on the unpaid principal balance of the related loan.

We provide additional information on our financing activities above under “Consolidated Balance Sheet Analysis—Debt.”

Investment Portfolio

In addition to our primary sources of liquidity discussed above, we have an investment portfolio composed of equity securities and held-to-maturity debt securities. We intend for our investment portfolio, which totaled $651 million and $710 million as of February 28, 2019 and May 31, 2018, respectively, to remain adequately liquid to serve as a contingent supplemental source of liquidity for unanticipated liquidity needs.

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

Table 31 below displays our projected sources and uses of cash, by quarter, over the next six quarters through the quarter ending August 31, 2020. Our projected liquidity position reflects our current plan to expand our investment portfolio. Our assumptions also include the following: (i) the estimated issuance of long-term debt, including collateral trust bonds and private placement of term debt, is based on maintaining a matched funding position within our loan portfolio with our bank revolving lines of credit serving as a backup liquidity facility for commercial paper and on maintaining outstanding dealer commercial paper at an amount below $1,250 million; (ii) long-term loan scheduled amortization payments represent the scheduled long-term loan payments for loans outstanding as of February 28, 2019, and our current estimate of long-term loan prepayments, which the amount and timing of are subject to change; (iii) other loan repayments and other loan advances primarily relate to line of credit repayments and advances; (iv) long-term debt maturities reflect scheduled maturities of outstanding term debt for the periods presented; and (v) long-term loan advances reflect our current estimate of member demand for loans, the amount and timing of which are subject to change.

Table 31: Projected Sources and Uses of Liquidity(1)

	Projected Sources of Liquidity				Projected Uses of Liquidity
(Dollars in millions)	Long-Term Debt Issuance	Anticipated Long-Term Loan Repayments(2)	Other Loan Repayments(3)	Total Projected Sources of Liquidity	Long-Term Debt Maturities(4)	Long-Term Loan Advances	Total Projected Uses of Liquidity	Other Sources/ (Uses) of Liquidity(5)

4Q FY 2019	$440	$310	$271	$1,021	$516	$635	$1,151	$138
1Q FY 2020	515	328	—	843	302	359	661	(177)
2Q FY 2020	790	301	—	1,091	773	345	1,118	(16)
3Q FY 2020	690	324	—	1,014	625	435	1,060	29
4Q FY 2020	90	305	—	395	83	258	341	(137)
1Q FY 2021	520	313	—	833	483	405	888	71
Total	$3,045	$1,881	$271	$5,197	$2,782	$2,437	$5,219	$(92)
____________________________
(1) The dates presented represent the end of each quarterly period through the quarter ending August 31, 2020.
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

As displayed in Table 31, we currently project long-term advances of $1,774 million over the next 12 months, which we anticipate will exceed anticipated loan repayments over the same period of $1,263 million by approximately $511 million. The estimates presented above are developed at a particular point in time based on our expected future business growth and funding. Our actual results and future estimates may vary, perhaps significantly, from the current projections, as a result of changes in market conditions, management actions or other factors.

Credit Ratings

Our funding and liquidity, borrowing capacity, ability to access capital markets and other sources of funds and the cost of these funds are partially dependent on our credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, industry position, member support, management, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Table 32 displays our credit ratings as of February 28, 2019. Moody’s, S&P and Fitch affirmed our ratings and outlook during the current quarter. Our credit ratings as of February 28, 2019 are unchanged from May 31, 2018, and as of the date of the filing of this Report.

Table 32: Credit Ratings

February 28, 2019
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

Financial Ratios

Our debt-to-equity ratio decreased to 16.65-to-1 as of February 28, 2019, from 16.72-to-1 as of May 31, 2018, primarily due to an increase in equity resulting from our reported net income of $96 million for the nine months ended February 28, 2019, which was partially offset by the patronage capital retirement of $48 million in August 2018.

Our adjusted debt-to-equity ratio increased to 6.29-to-1 as of February 28, 2019, from 6.18-to-1 as of May 31, 2018, primarily attributable to an increase in debt outstanding to fund loan growth. We provide a reconciliation of our adjusted debt-to-equity ratio to the most comparable GAAP measure and an explanation of the adjustments below in “Non-GAAP Financial Measures.”

Debt Covenants

As part of our short-term and long-term borrowing arrangements, we are subject to various financial and operational covenants. If we fail to maintain specified financial ratios, such failure could constitute a default by CFC of certain debt covenants under our committed bank revolving line of credit agreements and senior debt indentures. We were in compliance with all covenants and conditions under our committed bank revolving line of credit agreements and senior debt indentures as of February 28, 2019.

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

Interest Rate Gap Analysis

As part of our asset-liability management, we perform a monthly interest rate gap analysis that provides a comparison between the timing of cash flows, by year, for fixed-rate assets scheduled for amortization and repricing and for fixed-rate liabilities and members’ equity maturing. This gap analysis is a useful tool in measuring, monitoring and mitigating the interest rate risk inherent in the funding of fixed-rate assets with variable-rate debt and also helpful in assessing liquidity risk.

Table 33 displays the scheduled amortization and repricing of fixed-rate assets and outstanding fixed-rate liabilities and equity as of February 28, 2019. We exclude variable-rate loans from our interest rate gap analysis, as we do not consider the interest rate risk on these loans to be significant because they are subject to repricing at least monthly. Loans with variable interest rates accounted for 12% and 10% of our total loan portfolio as of February 28, 2019 and May 31, 2018, respectively. Fixed-rate liabilities include debt issued at a fixed rate, as well as variable-rate debt swapped to a fixed rate using interest rate swaps. Fixed-rate debt swapped to a variable rate using interest rate swaps is excluded from the analysis because it is used to match fund our variable-rate loans. With the exception of members’ subordinated certificates, which are generally issued with extended maturities, and commercial paper, our liabilities have average maturities that closely match the repricing terms (but not the maturities) of our fixed-rate loans.

Table 33: Interest Rate Gap Analysis

(Dollars in millions)	Prior to 5/31/19	Two Years 6/1/19 to 5/31/21	Two Years 6/1/21 to 5/31/23	Five Years 6/1/23 to 5/31/28	10 Years 6/1/28 to 5/31/38	6/1/38 and Thereafter	Total
Asset amortization and repricing	$370	$3,303	$3,050	$5,913	$7,288	$3,456	$23,380
Liabilities and members’ equity:
Long-term debt (1)(2)	$233	$3,475	$3,108	$6,160	$5,632	$2,405	$21,013
Subordinated deferrable debt and subordinated certificates(2)(3)	3	38	405	601	148	564	1,759
Members’ equity (4)	—	22	23	102	282	932	1,361
Total liabilities and members’ equity	$236	$3,535	$3,536	$6,863	$6,062	$3,901	$24,133
Gap (5)	$134	$(232)	$(486)	$(950)	$1,226	$(445)	$(753)

Cumulative gap	134	(98)	(584)	(1,534)	(308)	(753)
Cumulative gap as a % of total assets	0.49%	(0.36)%	(2.13)%	(5.60)%	(1.12)%	(2.75)%
Cumulative gap as a % of adjusted total assets(6)	0.49	(0.36)	(2.15)	(5.63)	(1.13)	(2.77)
____________________________
(1)Includes long-term fixed-rate debt and the net impact of our interest rate swaps.
(2) The maturity presented for debt is based on the call date.
(3)Represents the amount of subordinated deferrable debt and subordinated certificates allocated to fund fixed-rate assets.
(4)Represents the portion of members’ equity and loan loss allowance allocated to fund fixed-rate assets. See Table 38: Members’ Equity below under “Non-GAAP Financial Measures” for a reconciliation of total CFC equity to members’ equity.
(5)Calculated based on the amount of assets scheduled for amortization and repricing less total liabilities and members’ equity funding those assets.
(6)Adjusted total assets represents total assets reported in our condensed consolidated balance sheets less derivative assets.

When the amount of the cash flows related to fixed-rate assets scheduled for amortization and repricing exceeds the amount of cash flows related to the fixed-rate debt and equity funding those assets, we refer to the difference, or gap, as “warehousing.” When the amount of the cash flows related to fixed-rate assets scheduled for amortization and repricing is less than the amount of the cash flows related to the fixed-rate debt and equity funding those assets, we refer to the gap as

“prefunding.” The amount of the gap is an indication of our interest rate and liquidity risk exposure. Our goal is to maintain an unmatched position related to the cash flows for fixed-rate financial assets within a targeted range of adjusted total assets.

Because the substantial majority of our financial assets are fixed-rate, amortizing loans and these loans are primarily funded with bullet debt and equity, our interest rate gap analysis typically reflects a warehouse position. When we are in a warehouse position, we utilize some short-term borrowings to fund the scheduled amortization and repricing of our financial assets. However, we limit the extent to which we fund our long-term, fixed-rate loans with short-term, variable-rate debt because it exposes us to higher interest rate and liquidity risk.

As indicated above in Table 33, we were in a prefunded position of $753 million as of February 28, 2019, rather than a typical warehouse position. The primary factors that resulted in this prefunded position included a reduced level of member investments and our expectation that the yield curve will remain flat or inverted in the near term, which provided an opportunity for us to issue longer-term debt at an attractive coupon rate. We do not expect to maintain a prefunded position as we expect to continue to fund long-term fixed rate loans in the future.

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

Statements of Operations Non-GAAP Adjustments

Table 34 provides a reconciliation of adjusted interest expense, adjusted net interest income and adjusted net income to the comparable GAAP measures for the three and nine months ended February 28, 2019 and 2018. The adjusted amounts are used in the calculation of our adjusted net interest yield and adjusted TIER.

Table 34: Adjusted Financial Measures—Income Statement

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense	$(207,335)	$(198,071)	$(621,732)	$(585,972)
Include: Derivative cash settlements	(9,799)	(18,924)	(34,433)	(58,781)
Adjusted interest expense	$(217,134)	$(216,995)	$(656,165)	$(644,753)

Net interest income	$78,231	$73,397	$223,578	$217,234
Include: Derivative cash settlements	(9,799)	(18,924)	(34,433)	(58,781)
Adjusted net interest income	$68,432	$54,473	$189,145	$158,453

Net income (loss)	$(71,471)	$221,029	$96,233	$408,767
Exclude: Derivative forward value gains (losses)	(122,375)	186,972	(27,215)	306,224
Adjusted net income	$50,904	$34,057	$123,448	$102,543

We consider the cost of derivatives to be an inherent cost of funding and hedging our loan portfolio and, therefore, economically similar to the interest expense that we recognize on debt issued for funding. We therefore include derivative cash settlements in our adjusted interest expense and exclude the unrealized forward value of derivatives from our adjusted net income.

TIER and Adjusted TIER

Table 35 presents our TIER and adjusted TIER for the three and nine months ended February 28, 2019 and 2018.

Table 35: TIER and Adjusted TIER

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
TIER (1)	0.66	2.12	1.15	1.70

Adjusted TIER (2)	1.23	1.16	1.19	1.16
____________________________
(1) TIER is calculated based on net income plus interest expense for the period divided by interest expense for the period.
(2) Adjusted TIER is calculated based on adjusted net income plus adjusted interest expense for the period divided by adjusted interest expense for the period.

Debt-to-Equity and Adjusted Debt-to-Equity

Table 36 provides a reconciliation between total liabilities and total equity used in calculating the debt-to-equity ratio and adjusted total liabilities and adjusted equity used in calculating the adjusted debt-to-equity ratio as of February 28, 2019 and May 31, 2018. As indicated in the table below, subordinated debt is treated in the same manner as equity in calculating our adjusted-debt-to-equity ratio.

Table 36: Adjusted Financial Measures—Balance Sheet

(Dollars in thousands)	February 28, 2019	May 31, 2018
Total liabilities	$25,857,449	$25,184,351
Exclude:
Derivative liabilities	243,365	275,932
Debt used to fund loans guaranteed by RUS	155,743	160,865
Subordinated deferrable debt	742,516	742,410
Subordinated certificates	1,357,419	1,379,982
Adjusted total liabilities	$23,358,406	$22,625,162

Total equity	$1,552,612	$1,505,853
Exclude:
Prior year-end cumulative derivative forward value losses	(34,974)	(340,976)
Current year derivative forward value gains (losses)	(27,215)	306,002
Accumulated other comprehensive income (1)	2,685	1,980
Include:
Subordinated deferrable debt	742,516	742,410
Subordinated certificates	1,357,419	1,379,982
Adjusted total equity	$3,712,051	$3,661,239
____________________________
(1) Represents AOCI related to derivatives. See “Note 10—Equity” for the components of AOCI.

Table 37 displays the calculations of our debt-to-equity and adjusted debt-to-equity ratios as of February 28, 2019 and May 31, 2018.

Table 37: Debt-to-Equity Ratio

	February 28, 2019	May 31, 2018
Debt-to-equity ratio (1)	16.65	16.72
Adjusted debt-to-equity ratio (2)	6.29	6.18
____________________________
(1) Calculated based on total liabilities as of the end of the period divided by total equity as of the end of the period.
(2) Calculated based on adjusted total liabilities at period end divided by adjusted total equity at period end.

Members’ Equity

Members’ equity represents equity attributable to CFC members. Table 38 provides a reconciliation of total CFC equity to members’ equity as of February 28, 2019 and May 31, 2018.

Table 38: Members’ Equity

(Dollars in thousands)	February 28, 2019	May 31, 2018
Members’ equity:
Total CFC equity	$1,523,543	$1,474,333
Excludes:
Accumulated other comprehensive income	847	8,544
Current period-end cumulative derivative forward value losses	(58,143)	(30,831)
Subtotal	(57,296)	(22,287)
Members’ equity	$1,580,839	$1,496,620

Item 1.	Financial Statements

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$285,566	$271,468	$845,310	$803,206
Interest expense	(207,335)	(198,071)	(621,732)	(585,972)
Net interest income	78,231	73,397	223,578	217,234
Benefit (provision) for loan losses	(182)	(1,105)	1,715	(503)
Net interest income after benefit (provision) for loan losses	78,049	72,292	225,293	216,731
Non-interest income:
Fee and other income	3,714	3,935	11,220	13,422
Derivative gains (losses)	(132,174)	168,048	(61,648)	247,443
Results of operations of foreclosed assets	—	—	—	(34)
Total non-interest income	(128,460)	171,983	(50,428)	260,831
Non-interest expense:
Salaries and employee benefits	(13,020)	(13,011)	(38,094)	(36,843)
Other general and administrative expenses	(9,978)	(9,201)	(31,979)	(28,919)
Losses on early extinguishment of debt	—	—	(7,100)	—
Other non-interest expense	1,789	(402)	(1,305)	(1,542)
Total non-interest expense	(21,209)	(22,614)	(78,478)	(67,304)
Income (loss) before income taxes	(71,620)	221,661	96,387	410,258
Income tax benefit (expense)	149	(632)	(154)	(1,491)
Net income (loss)	(71,471)	221,029	96,233	408,767
Less: Net (income) loss attributable to noncontrolling interests	539	(1,614)	60	(2,646)
Net income (loss) attributable to CFC	$(70,932)	$219,415	$96,293	$406,121

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Net income (loss)	$(71,471)	$221,029	$96,233	$408,767
Other comprehensive income (loss):
Unrealized losses on equity securities	—	(1,763)	—	(2,906)
Unrealized gain on cash flow hedge	—	—	1,059	—
Reclassification of derivative gains to net income	(115)	(157)	(354)	(543)
Defined benefit plan adjustments	130	128	392	381
Other comprehensive income (loss)	15	(1,792)	1,097	(3,068)
Total comprehensive income (loss)	(71,456)	219,237	97,330	405,699
Less: Total comprehensive (income) loss attributable to noncontrolling interests	539	(1,614)	60	(2,646)
Total comprehensive income (loss) attributable to CFC	$(70,917)	$217,623	$97,390	$403,053

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands)	February 28, 2019	May 31, 2018
Assets:
Cash and cash equivalents	$223,358	$230,999
Restricted cash	7,270	7,825
Total cash, cash equivalents and restricted cash	230,628	238,824
Time deposits	—	100,000
Investment securities:
Equity securities	89,132	89,332
Debt securities held to maturity, at amortized cost	561,400	520,519
Total investment securities	650,532	609,851
Loans to members	26,017,679	25,178,608
Less: Allowance for loan losses	(17,086)	(18,801)
Loans to members, net	26,000,593	25,159,807
Accrued interest receivable	130,670	127,442
Other receivables	36,103	39,220
Fixed assets, net	118,999	116,031
Derivative assets	185,449	244,526
Other assets	57,087	54,503
Total assets	$27,410,061	$26,690,204

Liabilities:
Accrued interest payable	$190,511	$149,284
Debt outstanding:
Short-term borrowings	3,651,941	3,795,910
Long-term debt	19,564,933	18,714,960
Subordinated deferrable debt	742,516	742,410
Members’ subordinated certificates:
Membership subordinated certificates	630,467	630,448
Loan and guarantee subordinated certificates	505,782	528,386
Member capital securities	221,170	221,148
Total members’ subordinated certificates	1,357,419	1,379,982
Total debt outstanding	25,316,809	24,633,262
Deferred income	60,623	65,922
Derivative liabilities	243,365	275,932
Other liabilities	46,141	59,951
Total liabilities	25,857,449	25,184,351

Equity:
CFC equity:
Retained equity	1,522,696	1,465,789
Accumulated other comprehensive income	847	8,544
Total CFC equity	1,523,543	1,474,333
Noncontrolling interests	29,069	31,520
Total equity	1,552,612	1,505,853
Total liabilities and equity	$27,410,061	$26,690,204

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended February 28, 2019
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2018	$2,400	$763,986	$687,785	$139,585	$1,593,756	$832	$1,594,588	$32,550	$1,627,138
Net income	—	—	—	(70,932)	(70,932)	—	(70,932)	(539)	(71,471)
Other comprehensive income	—	—	—	—	—	15	15	—	15
Patronage capital retirement	—	—	—	—	—	—	—	(2,908)	(2,908)
Other	(128)	—	—	—	(128)	—	(128)	(34)	(162)
Balance as of February 28, 2019	$2,272	$763,986	$687,785	$68,653	$1,522,696	$847	$1,523,543	$29,069	$1,552,612

	Nine Months Ended February 28, 2019
Balance as of May 31, 2018	$2,945	$811,493	$687,785	$(36,434)	$1,465,789	$8,544	$1,474,333	$31,520	$1,505,853
Cumulative effect from adoption of new accounting standard	—	—	—	8,794	8,794	(8,794)	—	—	—
Balance as of June 1, 2018	2,945	811,493	687,785	(27,640)	1,474,583	(250)	1,474,333	31,520	1,505,853
Net income	—	—	—	96,293	96,293	—	96,293	(60)	96,233
Other comprehensive income	—	—	—	—	—	1,097	1,097	—	1,097
Patronage capital retirement	—	(47,507)	—	—	(47,507)	—	(47,507)	(2,908)	(50,415)
Other	(673)	—	—	—	(673)	—	(673)	517	(156)
Balance as of February 28, 2019	$2,272	$763,986	$687,785	$68,653	$1,522,696	$847	$1,523,543	$29,069	$1,552,612

	Three Months Ended February 28, 2018
(Dollars in thousands)	Membership Fees and Educational Fund	Patronage Capital Allocated	Members’ Capital Reserve	Unallocated Net Income (Loss)	CFC Retained Equity	Accumulated Other Comprehensive Income (Loss)	Total CFC Equity	Non-controlling Interests	Total Equity
Balance as of November 30, 2017	$2,366	$716,481	$630,305	$(151,422)	$1,197,730	$11,899	$1,209,629	$30,419	$1,240,048
Net income	—	—	—	219,415	219,415	—	219,415	1,614	221,029
Other comprehensive loss	—	—	—	—	—	(1,792)	(1,792)	—	(1,792)
Other	(170)	—	—	—	(170)	—	(170)	(11)	(181)
Balance as of February 28, 2018	$2,196	$716,481	$630,305	$67,993	$1,416,975	$10,107	$1,427,082	$32,022	$1,459,104

	Nine Months Ended February 28, 2018
Balance as of May 31, 2017	$2,900	$761,701	$630,305	$(338,128)	$1,056,778	$13,175	$1,069,953	$28,852	$1,098,805
Net income	—	—	—	406,121	406,121	—	406,121	2,646	408,767
Other comprehensive loss	—	—	—	—	—	(3,068)	(3,068)	—	(3,068)
Patronage capital retirement	—	(45,220)	—	—	(45,220)	—	(45,220)	—	(45,220)
Other	(704)	—	—	—	(704)	—	(704)	524	(180)
Balance as of February 28, 2018	$2,196	$716,481	$630,305	$67,993	$1,416,975	$10,107	$1,427,082	$32,022	$1,459,104

See accompanying notes to condensed consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$96,233	$408,767
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan fees	(7,650)	(8,760)
Amortization of debt issuance costs and deferred charges	8,067	7,787
Amortization of discount on long-term debt	8,036	7,488
Amortization of issuance costs for bank revolving lines of credit	4,056	4,043
Depreciation and amortization	6,693	5,967
Provision (benefit) for loan losses	(1,715)	503
Loss on early extinguishment of debt	7,100	—
Derivative forward value (gains) losses	27,215	(306,224)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,228)	(3,501)
Accrued interest payable	41,227	60,840
Deferred income	2,351	743
Other	(14,699)	(5,680)
Net cash provided by operating activities	173,686	171,973

Cash flows from investing activities:
Advances on loans, net	(838,942)	(975,505)
Investment in fixed assets	(10,254)	(10,571)
Net proceeds from time deposits	100,000	225,000
Purchases of held-to-maturity investments	(66,039)	(249,198)
Proceeds from maturities of held-to-maturity investments	25,252	777
Net cash used in investing activities	(789,983)	(1,009,497)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(176,885)	131,109
Proceeds from short-term borrowings with original maturity greater than 90 days	1,028,749	828,625
Repayments of short term-debt with original maturity greater than 90 days	(995,833)	(808,898)
Payments for issuance costs for revolving bank lines of credit	(2,382)	(2,441)
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,178,198	2,153,842
Payments for retirement of long-term debt	(2,344,199)	(1,311,473)
Payments made for early extinguishment of debt	(7,100)	—
Proceeds from issuance of members’ subordinated certificates	1,781	4,802
Payments for retirement of members’ subordinated certificates	(24,366)	(44,135)
Payments for retirement of patronage capital	(49,860)	(44,667)
Repayments for membership fees, net	(2)	(13)
Net cash provided by financing activities	608,101	906,751
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,196)	69,227
Beginning cash, cash equivalents and restricted cash	238,824	188,421
Ending cash, cash equivalents and restricted cash	$230,628	$257,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$562,714	$513,300
Cash paid for income taxes	93	252

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CFC, variable interest entities (“VIEs”) where CFC is the primary beneficiary and subsidiary entities created and controlled by CFC to hold foreclosed assets. CFC did not have any entities that held foreclosed assets as of February 28, 2019 or May 31, 2018. All intercompany balances and transactions have been eliminated. National Cooperative Services Corporation (“NCSC”) and Rural Telephone Finance Cooperative (“RTFC”) are VIEs which are required to be consolidated by CFC. NCSC is a taxable member-owned cooperative that may provide financing to members of CFC, government or quasi-government entities which own electric utility systems that meet the Rural Electrification Act definition of “rural,” and for-profit and nonprofit entities that are owned, operated or controlled by, or provide significant benefits to certain members of CFC. RTFC is a taxable Subchapter T cooperative association that provides financing for its rural telecommunications members and their affiliates. Unless stated otherwise, references to “we,” “our” or “us” relate to CFC and its consolidated entities.

Restricted Cash

Restricted cash, totaled $7 million and $8 million as of February 28, 2019 and May 31, 2018, respectively, and consists primarily of member funds held in escrow for certain specifically designated cooperative programs.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets Held for Sale

On March 14, 2018, CFC entered into a purchase and sale agreement (“the agreement”), subsequently amended on April 23, 2018, for the sale of a parcel of land, consisting of approximately 28 acres, located in Loudoun County, Virginia. In the third quarter of fiscal year 2018, we designated the property, which has a carrying value of $14 million, as held for sale and reclassified it from fixed assets, net to other assets on our consolidated balance sheet. On March 6, 2019, we amended the agreement to extend the closing date to no later than July 25, 2019. Based on the estimated sale proceeds less selling costs, we expect to record a gain on the sale of this property.

Interest Income

The following table presents interest income, by interest-earning asset category, for the three and nine months ended February 28, 2019 and 2018.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Interest income by interest-earning asset type:
Long-term fixed-rate loans(1)	$251,149	$250,201	$756,290	$748,491
Long-term variable-rate loans	10,711	7,020	30,158	18,980
Line of credit loans	17,178	10,367	40,563	27,662
TDR loans(2)	209	221	638	669
Other income, net(3)	(291)	(314)	(867)	(852)
Total loans	278,956	267,495	826,782	794,950
Cash, time deposits and investment securities	6,610	3,973	18,528	8,256
Total interest income	$285,566	$271,468	$845,310	$803,206
____________________________
(1)Includes loan conversion fees, which are generally deferred and recognized as interest income using the effective interest method.
(2)Troubled debt restructured (“TDR”) loans.
(3)Consists of late payment fees, commitment fees and net amortization of deferred loan fees and loan origination costs.

Deferred income of $61 million and $66 million as of February 28, 2019 and May 31, 2018, respectively, consists primarily of deferred loan conversion fees totaling $54 million and $60 million, respectively. Deferred loan conversion fees are recognized in interest income using the effective interest method.

Interest Expense

The following table presents interest expense, by debt product type, for the three and nine months ended February 28, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense by debt product type:(1)(2)
Short-term borrowings	$27,070	$14,593	$69,108	$35,248
Medium-term notes	34,329	28,051	100,555	80,711
Collateral trust bonds	61,405	83,730	208,044	254,328
Guaranteed Underwriter Program notes payable	36,911	34,233	107,259	105,523
Farmer Mac notes payable	23,691	13,316	64,499	36,753
Other notes payable	302	369	946	1,150
Subordinated deferrable debt	9,416	9,414	28,250	28,247
Subordinated certificates	14,211	14,365	43,071	44,012
Total interest expense	$207,335	$198,071	$621,732	$585,972
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

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2020. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities, which expands the types of risk management strategies that qualify for hedge accounting treatment to more closely align the results of hedge accounting with the economics of certain risk management activities and simplifies certain hedge documentation and assessment requirement. It also eliminates the concept of separately recording hedge ineffectiveness and expands disclosure requirements. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The guidance is effective for us beginning June 1, 2019. Hedge accounting is elective, and we currently apply hedge accounting on a limited basis, specifically when we enter into treasury rate lock agreements. If we continue to elect not to apply hedge accounting to our interest rate swaps, the adoption of the new guidance will not have a material impact on our consolidated financial statements.

Receivables—Nonrefundable Fees and Other Cost

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, which shortens the amortization period for the premium on certain callable debt securities to the earliest call date rather the maturity date. The guidance is applicable to any individual debt security, purchased at a premium, with an explicit and noncontingent call feature with a fixed price on a preset date. The guidance does not impact the accounting for purchased callable debt securities held at a discount; the discount will continue to amortize to the maturity date. The guidance is effective for public entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This update is effective for us beginning June 1, 2019. Adoption of the guidance requires modified retrospection transition as of the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to-maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. The guidance also amends the other-than-temporary model for available-for-sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security. The new guidance also requires expanded credit quality disclosures. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. This update is effective for us beginning June 1, 2020. While early adoption is permitted, we do not expect to elect that option. We are continuing to evaluate the impact of the guidance on our consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses.We do not expect to early adopt this guidance. Upon adoption, we will be required to record a cumulative-effect adjustment to retained earnings. The impact on our consolidated financial statements from the adoption of this new guidance will depend on our portfolio composition and credit quality at the date of adoption as well as forecasts at that time.

NOTE 2—VARIABLE INTEREST ENTITIES

NCSC and RTFC meet the definition of a VIE because they do not have sufficient equity investment at risk to finance their activities without financial support. CFC is the primary source of funding for NCSC and the sole source of funding for RTFC. Under the terms of management agreements with each company, CFC manages the business operations of NCSC and RTFC. CFC also unconditionally guarantees full indemnification for any loan losses of NCSC and RTFC pursuant to guarantee agreements with each company. CFC earns management and guarantee fees from its agreements with NCSC and RTFC.

NCSC and RTFC creditors have no recourse against CFC in the event of a default by NCSC and RTFC, unless there is a guarantee agreement under which CFC has guaranteed NCSC or RTFC debt obligations to a third party. The following table provides information on incremental consolidated assets and liabilities of VIEs included in CFC’s condensed consolidated financial statements, after intercompany eliminations, as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Total loans outstanding	$1,125,302	$1,149,574
Other assets	11,197	10,280
Total assets	$1,136,499	$1,159,854

Long-term debt	$8,000	$8,000
Other liabilities	32,001	33,923
Total liabilities	$40,001	$41,923

The following table provides information on CFC’s credit commitments to NCSC and RTFC, and its potential exposure to loss as of February 28, 2019 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	February 28, 2019	May 31, 2018
CFC credit commitments	$5,500,000	$5,500,000
Outstanding commitments:
Borrowings payable to CFC(1)	1,094,446	1,116,465
Credit enhancements:
CFC third-party guarantees	16,559	12,005
Other credit enhancements	14,558	14,655
Total credit enhancements(2)	31,117	26,660
Total outstanding commitments	1,125,563	1,143,125
CFC available credit commitments	$4,374,437	$4,356,875
____________________________
(1) Borrowings payable to CFC are eliminated in consolidation.
(2) Excludes interest due on these instruments.

CFC loans to NCSC and RTFC are secured by all assets and revenue of NCSC and RTFC. CFC’s maximum potential exposure, including interest due, for the credit enhancements totaled $33 million as of February 28, 2019. The maturities for obligations guaranteed by CFC extend through 2031.

NOTE 3—INVESTMENT SECURITIES

We currently hold investments in equity and debt securities. We record purchases and sales of our investment securities on a trade-date basis. The accounting and measurement framework for investment securities differs depending on the security type and the classification.

Equity Securities

We previously had investments in equity securities that were classified as available for sale as of May 31, 2018. The unrealized gains and losses on these securities were recorded in other comprehensive income. Effective with our June 1, 2018 adoption of the financial instrument accounting standard on the recognition and measurement of financial assets and financial liabilities, unrealized gains and losses on equity securities are required to be recorded in earnings. The following table presents the fair value of our equity securities, all of which had readily determinable fair values, as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Equity securities at fair value:
Farmer Mac—non-cumulative preferred stock	$83,081	$82,352
Farmer Mac—class A common stock	6,051	6,980
Total equity securities at fair value	$89,132	$89,332

We recognized net unrealized gains on our investments in equity securities of $2 million for the three months ended February 28, 2019 and net unrealized losses of less than $1 million during the nine months ended February 28, 2019. These unrealized amounts are reported as a component of other expenses on our condensed consolidated statements of operations.

We recorded unrealized losses on our investments in equity securities of $2 million and unrealized losses on our investments in equity securities of $3 million in other comprehensive income during the three and nine months ended February 28, 2018,

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. For additional information on our investments in equity securities, see “Note 1—Summary of Significant Accounting Policies” and “Note 10—Equity—Accumulated Other Comprehensive Income.”

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

Amortized Cost and Fair Value of Debt Securities

The following tables present the amortized cost and fair value of our investment securities and the corresponding gross unrealized gains and losses, by classification category and major security type, as of February 28, 2019 and May 31, 2018.

	February 28, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities held to maturity:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	13,965	—	(1)	13,964
U.S. agency debt securities	2,980	39	—	3,019
Corporate debt securities	474,062	1,675	(3,629)	472,108
Commercial MBS:
Agency	7,309	107	—	7,416
Non-agency	3,453	1	(13)	3,441
Total commercial MBS	10,762	108	(13)	10,857
U.S. state and municipality debt securities	9,610	97	—	9,707
Foreign government debt securities	1,251	17	—	1,268
Other ABS(1)	47,770	84	(102)	47,752
Total debt securities held to maturity	$561,400	$2,020	$(3,745)	$559,675

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
____________________________
(1) Consists primarily of securities backed by auto lease loans, equipment-backed loans, auto loans and credit card loans.

Debt Securities in Gross Unrealized Loss Position

An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The following table presents the fair value and gross unrealized losses for debt securities in a gross loss position, aggregated by security type, and the length of time the securities have been in a continuous unrealized loss position as of February 28, 2019 and May 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than 12 months and 12 months or more based on the point in time that the fair value declined below the amortized cost basis.

	February 28, 2019
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities held to maturity:
Commercial paper	$2,669	$(1)	$—	$—	$2,669	$(1)
Corporate debt securities	126,964	(867)	174,196	(2,762)	301,160	(3,629)
Commercial MBS, non-agency	1,440	(13)	—	—	1,440	(13)
Other ABS(1)	1,975	(12)	16,298	(90)	18,273	(102)
Total investment securities	$133,048	$(893)	$190,494	$(2,852)	$323,542	$(3,745)

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

Other-Than-Temporary Impairment

We conduct periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The number of individual securities in an unrealized loss position was 272 as of February 28, 2019. We have assessed each security with gross unrealized losses included in the above table for credit impairment. As part of that assessment, we concluded that the unrealized losses are driven by changes in market interest rates rather than by adverse changes in the credit quality of these securities. Based on our assessment, we expect to recover the entire amortized cost basis of these securities, as we do not intend to sell any of the securities and have concluded that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. Accordingly, we currently consider the impairment of these securities to be temporary.

Contractual Maturity and Yield

The following table presents, by major security type, the remaining contractual maturity based on amortized cost and fair value of our HTM investment securities as of February 28, 2019 and May 31, 2018. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our investments may differ from the scheduled contractual maturities presented below.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2019
(Dollars in thousands)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due >10 Years	Total
Amortized cost:
Certificates of deposit	$1,000	$—	$—	$—	$1,000
Commercial paper	13,965	—	—	—	13,965
U.S. agency debt securities	—	2,675	305	—	2,980
Corporate debt securities	33,319	421,403	19,340	—	474,062
Commercial MBS:
Agency	—	343	6,966	—	7,309
Non-agency	—	—	—	3,453	3,453
Total commercial MBS	—	343	6,966	3,453	10,762
U.S. state and municipality debt securities	—	7,617	1,993	—	9,610
Foreign government debt securities	—	1,251	—	—	1,251
Other ABS(1)	33	45,288	2,449	—	47,770
Total	$48,317	$478,577	$31,053	$3,453	$561,400

Fair value:
Certificates of deposit	$1,000	$—	$—	$—	$1,000
Commercial paper	13,964	—	—	—	13,964
U.S. agency debt securities	—	2,710	309	—	3,019
Corporate debt securities	33,159	419,332	19,617	—	472,108
Commercial MBS:
Agency	—	345	7,071	—	7,416
Non-Agency	—	—	—	3,441	3,441
Total Commercial MBS	—	345	7,071	3,441	10,857
U.S. State and Municipality Debt Securities	—	7,705	2,002	—	9,707
Foreign Government Debt Securities	—	1,268	—	—	1,268
Other ABS(1)	33	45,255	2,464	—	47,752
Total	$48,156	$476,615	$31,463	$3,441	$559,675

Weighted average coupon(2)	1.75%	3.09%	3.39%	3.31%	2.99%

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

The average contractual maturity and weighted average coupon of our HTM investment securities was three years and 2.99%, respectively, as of February 28, 2019. The average credit rating of these securities, based on the equivalent lowest credit rating by Moody’s, S&P and Fitch was A2, A and A, respectively, as of February 28, 2019.

Realized Gains and Losses

We did not sell any of our investment securities during the three and nine months ended February 28, 2019, and therefore have not recorded any realized gains or losses.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—LOANS

Loans, which are classified as held for investment, are carried at the outstanding unpaid principal balance net of unamortized loan origination costs. The following table presents the outstanding principal balance of loans to members, including deferred loan origination costs, and unadvanced loan commitments by loan type and member class, as of February 28, 2019 and May 31, 2018.

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Loans Outstanding	Unadvanced Commitments(1)	Loans Outstanding	Unadvanced Commitments(1)
Loan type:
Long-term loans:
Fixed rate	$22,960,860	$—	$22,696,185	$—
Variable rate	1,125,471	5,387,440	1,039,491	4,952,834
Total long-term loans	24,086,331	5,387,440	23,735,676	4,952,834
Lines of credit	1,920,104	7,524,159	1,431,818	7,692,784
Total loans outstanding	26,006,435	12,911,599	25,167,494	12,645,618
Deferred loan origination costs	11,244	—	11,114	—
Loans to members	$26,017,679	$12,911,599	$25,178,608	$12,645,618

Member class:
CFC:
Distribution	$20,275,130	$8,499,857	$19,551,511	$8,188,376
Power supply	4,520,699	3,444,821	4,397,353	3,407,095
Statewide and associate	85,305	151,390	69,055	128,025
Total CFC	24,881,134	12,096,068	24,017,919	11,723,496
NCSC	771,930	539,002	786,457	624,663
RTFC	353,371	276,529	363,118	297,459
Total loans outstanding	26,006,435	12,911,599	25,167,494	12,645,618
Deferred loan origination costs	11,244	—	11,114	—
Loans to members	$26,017,679	$12,911,599	$25,178,608	$12,645,618
____________________________
(1)The interest rate on unadvanced loan commitments is not set until an advance is made; therefore, all long-term unadvanced loan commitments are reported as variable-rate. However, the borrower may select either a fixed or a variable rate when an advance on a commitment is made.

Unadvanced Loan Commitments

Unadvanced loan commitments represent approved and executed loan contracts for which funds have not been advanced to borrowers. The following table summarizes the available balance under unadvanced loan commitments as of February 28, 2019 and the related maturities by fiscal year and thereafter by loan type:

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Available Balance	Notional Maturities of Unadvanced Loan Commitments
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Line of credit loans	$7,524,159	$65,818	$3,835,418	$889,301	$695,602	$1,254,289	$783,731
Long-term loans	5,387,440	190,742	450,208	737,648	1,506,127	1,159,886	1,342,829
Total	$12,911,599	$256,560	$4,285,626	$1,626,949	$2,201,729	$2,414,175	$2,126,560

Unadvanced line of credit commitments accounted for 58% of total unadvanced loan commitments as of February 28, 2019, while unadvanced long-term loan commitments accounted for 42% of total unadvanced loan commitments. Unadvanced line of credit commitments are typically revolving facilities for periods not to exceed five years. Unadvanced line of credit commitments generally serve as supplemental back-up liquidity to our borrowers. Historically, borrowers have not drawn the full commitment amount for line of credit facilities, and we have experienced a very low utilization rate on line of credit loan facilities regardless of whether or not we are obligated to fund the facility where a material adverse change exists.

Our unadvanced long-term loan commitments have a five-year draw period under which a borrower may advance funds prior to the expiration of the commitment. We expect that the majority of the long-term unadvanced loan commitments of $5,387 million will be advanced prior to the expiration of the commitment.

Because we historically have experienced a very low utilization rate on line of credit loan facilities, which account for the majority of our total unadvanced loan commitments, we believe the unadvanced loan commitment total of $12,912 million as of February 28, 2019 is not necessarily representative of our future funding cash requirements.

Unadvanced Loan Commitments—Conditional

The majority of our line of credit commitments and all of our unadvanced long-term loan commitments include material adverse change clauses. Unadvanced loan commitments subject to material adverse change clauses totaled $10,006 million and $9,789 million as of February 28, 2019 and May 31, 2018, respectively. Prior to making an advance on these facilities, we confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with loan terms and conditions. In some cases, the borrower’s access to the full amount of the facility is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.

Unadvanced Loan Commitments—Unconditional

Unadvanced loan commitments not subject to material adverse change clauses at the time of each advance consisted of unadvanced committed lines of credit totaling $2,906 million and $2,857 million as of February 28, 2019 and May 31, 2018, respectively. As such, we are required to advance amounts on these committed facilities as long as the borrower is in compliance with the terms and conditions of the facility.

The following table summarizes the available balance under unconditional committed lines of credit, and the related maturities by fiscal year and thereafter, as of February 28, 2019.

	Available Balance	Notional Maturities of Unconditional Committed Lines of Credit
(Dollars in thousands)		2019	2020	2021	2022	2023	Thereafter
Committed lines of credit	$2,905,836	$—	$323,082	$466,030	$403,716	$1,028,019	$684,989

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loan Sales

We transfer, from time to time, loans to third parties under our direct loan sale program. We did not have any loan sales during the nine months ended February 28, 2019. We sold CFC loans with outstanding balances totaling $118 million, at par for cash, during the nine months ended February 28, 2018. We recorded immaterial losses upon the sale of these loans, attributable to the unamortized deferred loan origination costs associated with the transferred loans.

Pledging of Loans

We are required to pledge eligible mortgage notes in an amount at least equal to the outstanding balance of our secured debt. The following table summarizes our loans outstanding as collateral pledged to secure our collateral trust bonds, Clean Renewable Energy Bonds, notes payable to Farmer Mac and notes payable under the Guaranteed Underwriter Program of the USDA (“Guaranteed Underwriter Program”) and the amount of the corresponding debt outstanding as of February 28, 2019 and May 31, 2018. See “Note 6—Short-Term Borrowings” and “Note 7—Long-Term Debt” for information on our borrowings.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Collateral trust bonds:
2007 indenture:
Distribution system mortgage notes	$9,005,984	$8,643,344
RUS-guaranteed loans qualifying as permitted investments	136,207	140,680
Total pledged collateral	$9,142,191	$8,784,024
Collateral trust bonds outstanding	7,622,711	7,697,711

1994 indenture:
Distribution system mortgage notes	$48,131	$243,418
Collateral trust bonds outstanding	40,000	220,000

Farmer Mac:
Distribution and power supply system mortgage notes	$3,787,069	$3,331,775
Notes payable outstanding	3,172,262	2,891,496

Clean Renewable Energy Bonds Series 2009A:
Distribution and power supply system mortgage notes	$13,029	$12,615
Cash	—	415
Total pledged collateral	$13,029	$13,030
Notes payable outstanding	9,898	11,556

Federal Financing Bank:
Distribution and power supply system mortgage notes	$6,224,822	$5,772,750
Notes payable outstanding	5,433,855	4,856,375

Credit Concentration

As a tax-exempt, member-owned finance cooperative, CFC’s principal focus is to provide funding to its rural electric utility cooperative members to assist them in acquiring, constructing and operating electric distribution systems, power supply systems and related facilities. We serve electric and telecommunications members throughout the United States and its

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

territories, including 50 states, the District of Columbia, American Samoa and Guam. Our consolidated membership totaled 1,449 members and 215 associates as of February 28, 2019. Texas has the largest number of member cooperatives and the largest concentration of outstanding loans to borrowers in any one state, with approximately 15% of total loans outstanding as of both February 28, 2019 and May 31, 2018. Because we lend primarily to our rural electric utility cooperative members, we have a loan portfolio subject to single-industry and single-obligor concentration risks.

Loans outstanding to electric utility organizations represented approximately 99% of total loans outstanding as of February 28, 2019, unchanged from May 31, 2018. The remaining loans outstanding in our portfolio were to RTFC members, affiliates and associates in the telecommunications industry. The combined exposure of loans and guarantees outstanding for our 20 largest borrowers was 22% and 23% as of February 28, 2019 and May 31, 2018, respectively. The 20 largest borrowers consisted of 10 distribution systems, nine power supply systems and one NCSC associate as of February 28, 2019. The 20 largest borrowers consisted of nine distribution systems, 10 power supply systems and one NCSC associate as of May 31, 2018. The largest total outstanding exposure to a single borrower or controlled group represented approximately 2% of total loans and guarantees outstanding as of both February 28, 2019 and May 31, 2018.

As part of our strategy in managing our credit exposure, we entered into a long-term standby purchase commitment agreement with Farmer Mac during fiscal year 2016. Under this agreement, we may designate certain long-term loans to be covered under the commitment, subject to approval by Farmer Mac, and in the event any such loan later goes into payment default for at least 90 days, upon request by us, Farmer Mac must purchase such loan at par value. The aggregate unpaid principal balance of designated and Farmer Mac approved loans was $628 million and $660 million as of February 28, 2019 and May 31, 2018, respectively. Under the agreement, we are required to pay Farmer Mac a monthly fee based on the unpaid principal balance of loans covered under the purchase commitment. No loans had been put to Farmer Mac for purchase, pursuant to this agreement, as of February 28, 2019. Also, we had long-term loans totaling $156 million and $161 million as of February 28, 2019 and May 31, 2018, respectively, guaranteed by RUS.

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

The following tables present total loans outstanding, by member class and borrower risk rating category, based on the risk ratings used in the estimation of our allowance for loan losses as of February 28, 2019 and May 31, 2018.

	February 28, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$20,143,884	$7,447	$123,799	$—	$20,275,130
Power supply	4,472,340	—	48,359	—	4,520,699
Statewide and associate	85,305	—	—	—	85,305
CFC total	24,701,529	7,447	172,158	—	24,881,134
NCSC	771,930	—	—	—	771,930
RTFC	347,654	—	5,717	—	353,371
Total loans outstanding	$25,821,113	$7,447	$177,875	$—	$26,006,435

	May 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CFC:
Distribution	$19,429,121	$6,853	$115,537	$—	$19,551,511
Power supply	4,348,328	—	49,025	—	4,397,353
Statewide and associate	69,055	—	—	—	69,055
CFC total	23,846,504	6,853	164,562	—	24,017,919
NCSC	786,457	—	—	—	786,457
RTFC	356,503	523	6,092	—	363,118
Total loans outstanding	$24,989,464	$7,376	$170,654	$—	$25,167,494

We had loans to one electric distribution cooperative borrower and its subsidiary totaling $172 million and $165 million as of February 28, 2019 and May 31, 2018, respectively, that were classified as substandard. The electric distribution cooperative owns and operates a distribution and transmission system and is in the early stages of deploying retail broadband service. The borrower is currently experiencing financial difficulties due to recent net losses and weak cash flows. The borrower and its subsidiary are current with regard to all principal and interest payments and have never been delinquent. The borrower operates in a territory that is not rate-regulated and has the ability to adjust its electric rates to cover operating costs and service debt. Of the outstanding amount, all but $19 million and $7 million was secured under our typical collateral requirements for long-term loan advances as of February 28, 2019 and May 31, 2018, respectively. We currently expect to collect all principal and interest amounts due from the borrower and its subsidiary. Accordingly, the loans

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outstanding to this borrower and its subsidiary were not deemed to be impaired as of either February 28, 2019 or May 31, 2018.

Payment Status of Loans

The tables below present the payment status of loans outstanding by member class as of February 28, 2019 and May 31, 2018. As indicated in the table, we did not have any past due loans as of either February 28, 2019 or May 31, 2018.

	February 28, 2019
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$20,275,130	$—	$—	$—	$20,275,130	$—
Power supply	4,520,699	—	—	—	4,520,699	—
Statewide and associate	85,305	—	—	—	85,305	—
CFC total	24,881,134	—	—	—	24,881,134	—
NCSC	771,930	—	—	—	771,930	—
RTFC	353,371	—	—	—	353,371	—
Total loans outstanding	$26,006,435	$—	$—	$—	$26,006,435	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%

	May 31, 2018
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Total Financing Receivables	Nonaccrual Loans
CFC:
Distribution	$19,551,511	$—	$—	$—	$19,551,511	$—
Power supply	4,397,353	—	—	—	4,397,353	—
Statewide and associate	69,055	—	—	—	69,055	—
CFC total	24,017,919	—	—	—	24,017,919	—
NCSC	786,457	—	—	—	786,457	—
RTFC	363,118	—	—	—	363,118	—
Total loans outstanding	$25,167,494	$—	$—	$—	$25,167,494	$—

Percentage of total loans	100.00%	—%	—%	—%	100.00%	—%
____________________________
(1) All loans 90 days or more past due are on nonaccrual status.

Troubled Debt Restructurings

We did not have any loans modified as TDRs during the nine months ended February 28, 2019. The following table provides a summary of loans modified as TDRs in prior periods, the performance status of these loans and the unadvanced loan commitments related to the TDR loans, by member class, as of February 28, 2019 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2019			May 31, 2018
(Dollars in thousands)	Loans Outstanding	% of Total Loans	Unadvanced Commitments	Loans Outstanding	% of Total Loans	Unadvanced Commitments
TDR loans:
Performing TDR loans:
CFC/Distribution	$6,261	0.03%	$—	$6,507	0.03%	$—
RTFC	5,717	0.02	—	6,092	0.02	—
Total performing TDR loans	11,978	0.05	—	12,599	0.05	—
Total TDR loans	$11,978	0.05%	$—	$12,599	0.05%	$—

We did not have any TDR loans classified as nonperforming as of February 28, 2019 or May 31, 2018. TDR loans classified as performing as of February 28, 2019 and May 31, 2018 were performing in accordance with the terms of their respective restructured loan agreement and on accrual status as of the respective reported dates. One borrower with a TDR loan also had a line of credit facility, restricted for fuel purchases only, totaling $6 million as of both February 28, 2019 and May 31, 2018. The outstanding amount under this facility totaled $1 million as of February 28, 2019 and less than $1 million as of May 31, 2018, and was classified as performing as of each respective date.

Nonperforming Loans

In addition to TDR loans that may be classified as nonperforming, we also may have nonperforming loans that have not been modified as a TDR. We did not have any loans classified as nonperforming as of either February 28, 2019 or May 31, 2018.

We had no foregone interest income for loans on nonaccrual status during the three and nine months ended February 28, 2019 and 2018.

Impaired Loans

The following table provides information on loans classified as individually impaired loans as of February 28, 2019 and May 31, 2018.

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With no specific allowance recorded:
CFC	$6,261	$—	$6,507	$—

With a specific allowance recorded:
RTFC	5,717	1,135	6,092	1,198
Total impaired loans	$11,978	$1,135	$12,599	$1,198
The following table presents, by company, the average recorded investment for individually impaired loans and the interest income recognized on these loans for the three and nine months ended February 28, 2019 and 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended February 28,
	2019	2018	2019	2018
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,261	$6,507	$137	$142
RTFC	5,800	6,299	72	79
Total impaired loans	$12,061	$12,806	$209	$221

	Nine Months Ended February 28,
	2019	2018	2019	2018
(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
CFC	$6,343	$6,529	$416	$428
RTFC	5,924	6,425	222	241
Total impaired loans	$12,267	$12,954	$638	$669

Net Charge-Offs

Charge-offs represent the amount of a loan that has been removed from our consolidated balance sheet when the loan is deemed uncollectible. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the expected cash flows from the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral securing the loan. We report charge-offs net of amounts recovered on previously charged off loans. We had no loan defaults or charge-offs during the three and nine months ended February 28, 2019 and 2018.

NOTE 5—ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses that represents management’s estimate of probable losses inherent in our loan portfolio as of each balance sheet date. Our allowance for loan losses consists of a collective allowance for loans in our portfolio that are not individually impaired and a specific allowance for loans identified as individually impaired. The allowance for loan losses is reported separately on the consolidated balance sheet, and the provision for loan losses is separately reported on our condensed consolidated statements of operations.

The following tables summarize changes, by company, in the allowance for loan losses as of and for the three and nine months ended February 28, 2019 and 2018.

	Three Months Ended February 28, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2018	$12,174	$1,969	$2,761	$16,904
Provision (benefit) for loan losses	146	116	(80)	182
Balance as of February 28, 2019	$12,320	$2,085	$2,681	$17,086

	Three Months Ended February 28, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of November 30, 2017	$28,799	$3,117	$4,858	$36,774
Provision (benefit) for loan losses	506	731	(132)	1,105
Balance as of February 28, 2018	$29,305	$3,848	$4,726	$37,879

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2018	$12,300	$2,082	$4,419	$18,801
Provision (benefit) for loan losses	20	3	(1,738)	(1,715)
Balance as of February 28, 2019	$12,320	$2,085	$2,681	$17,086

	Nine Months Ended February 28, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Balance as of May 31, 2017	$29,499	$2,910	$4,967	$37,376
Provision (benefit) for loan losses	(194)	938	(241)	503
Balance as of February 28, 2018	$29,305	$3,848	$4,726	$37,879

The tables below present, by company, the components of our allowance for loan losses and the recorded investment of the related loans as of February 28, 2019 and May 31, 2018.

	February 28, 2019
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,320	$2,085	$1,546	$15,951
Specific allowance	—	—	1,135	1,135
Total ending balance of the allowance	$12,320	$2,085	$2,681	$17,086

Recorded investment in loans:
Collectively evaluated loans	$24,874,873	$771,930	$347,654	$25,994,457
Individually evaluated loans	6,261	—	5,717	11,978
Total recorded investment in loans	$24,881,134	$771,930	$353,371	$26,006,435

Total recorded investment in loans, net(1)	$24,868,814	$769,845	$350,690	$25,989,349

	May 31, 2018
(Dollars in thousands)	CFC	NCSC	RTFC	Total
Ending balance of the allowance:
Collective allowance	$12,300	$2,082	$3,221	$17,603
Specific allowance	—	—	1,198	1,198
Total ending balance of the allowance	$12,300	$2,082	$4,419	$18,801

Recorded investment in loans:
Collectively evaluated loans	$24,011,412	$786,457	$357,026	$25,154,895
Individually evaluated loans	6,507	—	6,092	12,599
Total recorded investment in loans	$24,017,919	$786,457	$363,118	$25,167,494

Total recorded investment in loans, net(1)	$24,005,619	$784,375	$358,699	$25,148,693
____________________________
(1) Excludes unamortized deferred loan origination costs of $11 million as of both February 28, 2019 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to the allowance for loan losses, we also maintain a reserve for unadvanced loan commitments at a level estimated by management to provide for probable losses under these commitments as of each balance sheet date, which was less than $1 million as of both February 28, 2019 and May 31, 2018.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. Our short-term borrowings totaled $3,652 million and accounted for 14% of total debt outstanding as of February 28, 2019, compared with $3,796 million, or 15%, of total debt outstanding as of May 31, 2018. The following table displays short-term borrowings outstanding as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Short-term borrowings:
Commercial paper:
Commercial paper to dealers, net of discounts	$1,069,295	$1,064,266
Commercial paper to members, at par	1,105,060	1,202,105
Total commercial paper	2,174,355	2,266,371
Select notes to members	836,688	780,472
Daily liquidity fund notes to members	299,505	400,635
Medium-term notes to members	241,393	248,432
Farmer Mac revolving facility	100,000	100,000
Total short-term borrowings	$3,651,941	$3,795,910

Committed Bank Revolving Line of Credit Agreements

We had $2,975 million and $3,085 million of commitments under committed bank revolving line of credit agreements as of February 28, 2019 and May 31, 2018, respectively. Under our current committed bank revolving line of credit agreements, we have the ability to request up to $300 million of letters of credit, which would result in a reduction in the remaining available amount under the facilities.

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

The following table presents the total commitment, the net amount available for use and the outstanding letters of credit under our committed bank revolving line of credit agreements as of February 28, 2019 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2019			May 31, 2018
(Dollars in millions)	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Total Commitment	Letters of Credit Outstanding	Net Available for Use	Maturity	Annual Facility Fee (1)
3-year agreement	$—	$—	$—	$1,492	$—	$1,492	November 20, 2020	7.5 bps
3-year agreement	1,440	—	1,440	—	—	—	November 28, 2021	7.5 bps
Total 3-year agreement	1,440	—	1,440	1,492	—	1,492
5-year agreement	—	—	—	1,593	3	1,590	November 20, 2022	10 bps
5-year agreement	1,535	3	1,532	—	—	—	November 28, 2023	10 bps
Total 5-year agreement	1,535	3	1,532	1,593	3	1,590
Total	$2,975	$3	$2,972	$3,085	$3	$3,082
____________________________
(1) Facility fee determined by CFC’s senior unsecured credit ratings based on the pricing schedules put in place at the inception of the related agreement.

We had no borrowings outstanding under our committed bank revolving line of credit agreements as of February 28, 2019 or May 31, 2018, and we were in compliance with all covenants and conditions under the agreements as of each date.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—LONG-TERM DEBT

The following table displays long-term debt outstanding, by debt type, as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Unsecured long-term debt:
Medium-term notes sold through dealers	$3,301,941	$3,026,472
Medium-term notes sold to members	371,609	395,389
Subtotal medium-term notes	3,673,550	3,421,861
Unamortized discount	(1,013)	(1,256)
Debt issuance costs	(20,102)	(22,237)
Total unsecured medium-term notes	3,652,435	3,398,368
Unsecured notes payable	16,984	18,892
Unamortized discount	(209)	(277)
Debt issuance costs	(52)	(68)
Total unsecured notes payable	16,723	18,547
Total unsecured long-term debt	3,669,158	3,416,915
Secured long-term debt:
Collateral trust bonds	7,662,711	7,917,711
Unamortized discount	(247,108)	(250,421)
Debt issuance costs	(35,650)	(28,197)
Total collateral trust bonds	7,379,953	7,639,093
Guaranteed Underwriter Program notes payable	5,433,855	4,856,375
Debt issuance costs	—	(232)
Total Guaranteed Underwriter Program notes payable	5,433,855	4,856,143
Farmer Mac notes payable	3,072,262	2,791,496
Other secured notes payable	9,898	11,556
Debt issuance costs	(193)	(243)
Total other secured notes payable	9,705	11,313
Total secured notes payable	8,515,822	7,658,952
Total secured long-term debt	15,895,775	15,298,045
Total long-term debt	$19,564,933	$18,714,960

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

On January 31, 2019, we issued $450 million aggregate principal amount of 3.70% collateral trust bonds due 2029 and $500 million aggregate principal amount of 4.30% collateral trust bonds due 2049.

Secured Notes Payable

We had outstanding secured notes payable totaling $5,434 million and $4,856 million as of February 28, 2019 and May 31, 2018, respectively, under bond purchase agreements with the Federal Financing Bank and a bond guarantee agreement with RUS issued under the Guaranteed Underwriter Program, which provides guarantees to the Federal Financing Bank. We pay RUS a fee of 30 basis points per year on the total amount outstanding. On November 15, 2018, we closed on a $750 million committed loan facility (“Series N”) from the Federal Financing Bank under the Guaranteed Underwriter Program. Pursuant to this facility, we may borrow any time before July 15, 2023. Each advance is subject to quarterly amortization and a final maturity not longer than 20 years from the advance date. During the nine months ended February 28, 2019, we borrowed $625 million under our committed loan facilities with the Federal Financing Bank. We had up to $1,350 million available for access under the Guaranteed Underwriter Program as of February 28, 2019.

We are required to pledge eligible distribution system or power supply system loans as collateral in an amount at least equal to the total principal amount of notes outstanding under the Guaranteed Underwriter Program. See “Note 4—Loans” for additional information on the collateral pledged to secure notes payable under this program.

We have two revolving note purchase agreements with Farmer Mac, which together allow us to borrow up to $5,500 million from Farmer Mac. Under our first revolving note purchase agreement with Farmer Mac, dated March 24, 2011, as amended, we can currently borrow, subject to market conditions, up to $5,200 million at any time through January 11, 2022, and such date shall automatically extend on each anniversary date of the closing for an additional year, unless prior to any such anniversary date, Farmer Mac provides us with a notice that the draw period will not be extended beyond the remaining term. This revolving note purchase agreement allows us to borrow, repay and re-borrow funds at any time through maturity, as market conditions permit, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Each borrowing under the revolving note purchase agreement is evidenced by a pricing agreement setting forth the interest rate, maturity date and other related terms as we may negotiate with Farmer Mac at the time of each such borrowing. We may select a fixed rate or variable rate at the time of each advance with a maturity as determined in the applicable pricing agreement. Under this note purchase agreement with Farmer Mac, we had outstanding secured notes payable totaling $3,072 million and $2,791 million as of February 28, 2019 and May 31, 2018, respectively. We borrowed $575 million under this note purchase agreement with Farmer Mac during the nine months ended February 28, 2019.

Under our second revolving note purchase agreement with Farmer Mac, dated July 31, 2015, as amended, we can borrow up to $300 million at any time through December 20, 2023 at a fixed spread over LIBOR. This agreement also allows us to borrow, repay and re-borrow funds at any time through maturity, provided that the outstanding principal amount at any time does not exceed the total available under the agreement. Prior to the maturity date, Farmer Mac may terminate the agreement upon 30 days written notice to us on periodic facility renewal dates, the first of which was January 31, 2019. Subsequent facility renewal dates are on each June 20 or December 20 thereafter until the maturity date. We may terminate the agreement upon 30 days written notice at any time. On February 28, 2019, we received an advance of $100 million under this committed note purchase agreement with Farmer Mac, resulting in outstanding secured notes payable under this note purchase agreement of $100 million as of February 28, 2019. This advance was repaid in full subsequent to February 28, 2019. Under the terms of the first revolving note purchase agreement with Farmer Mac described above, the $5,200 million commitment will increase to $5,500 million in the event the second revolving note purchase agreement is terminated.

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

We were in compliance with all covenants and conditions under our senior debt indentures as of February 28, 2019 and May 31, 2018.

NOTE 8—SUBORDINATED DEFERRABLE DEBT

The following table presents subordinated deferrable debt outstanding as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
4.75% due 2043 with a call date of April 30, 2023	$400,000	$400,000
5.25% due 2046 with a call date of April 20, 2026	350,000	350,000
Debt issuance costs	(7,484)	(7,590)
Total subordinated deferrable debt	$742,516	$742,410

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

If we do not elect hedge accounting treatment, changes in the fair value of derivative instruments, which consist of net accrued periodic derivative cash settlements and derivative forward value amounts, are recognized in our condensed consolidated statements of operations under derivative gains (losses). If we elect hedge accounting treatment for derivatives, we formally document, designate and assess the effectiveness of the hedge relationship. Changes in the fair value of derivatives designated as qualifying fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any related ineffectiveness. Changes in the fair value of derivatives designated as qualifying cash flow hedges are recorded as a component of OCI, to the extent that the hedge relationships are effective, and reclassified AOCI to earnings using the effective interest method over the term of the forecasted transaction. Any ineffectiveness in the hedging relationship is recognized as a component of derivative gains (losses) in our condensed consolidated statements of operations.

We generally do not designate interest rate swaps, which represented all of our outstanding derivatives as of February 28, 2019, for hedge accounting. Accordingly, changes in the fair value of interest rate swaps are reported in our condensed

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consolidated statements of operations under derivative gains (losses). Net periodic cash settlements related to interest rate swaps are classified as an operating activity in our consolidated statements of cash flows.

Outstanding Notional Amount of Derivatives not Designated as Accounting Hedges

The notional amount provides an indication of the volume of our derivatives activity, but this amount is not recorded on our condensed consolidated balance sheets. The notional amount is used only as the basis on which interest payments are determined and is not the amount exchanged. The following table shows the outstanding notional amounts and the weighted-average rate paid and received for our interest rate swaps, by type, as of February 28, 2019 and May 31, 2018. The substantial majority of our interest rate swaps use an index based on the London Interbank Offered Rate (“LIBOR”) for either the pay or receive variable leg of the swap agreement.

	February 28, 2019			May 31, 2018
(Dollars in thousands)	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received	Notional Amount	Weighted- Average Rate Paid	Weighted- Average Rate Received
Pay-fixed swaps	$7,447,850	2.84%	2.75%	$6,987,999	2.83%	2.30%
Receive-fixed swaps	3,399,000	3.40	2.56	3,824,000	2.93	2.50
Total interest rate swaps	10,846,850	3.01	2.69	10,811,999	2.86	2.37
Forward pay-fixed swaps	65,000			256,154
Total	$10,911,850			$11,068,153

Cash Flow Hedge

In anticipation of the repricing of $100 million in notes payable outstanding under the Guaranteed Underwriter Program, we entered into a treasury rate lock agreement with a notional amount of $100 million on May 25, 2018. The agreement, which was scheduled to mature on October 12, 2018, was designated as a cash flow hedge of the forecasted transaction. We recorded an unrealized loss in AOCI of $1 million as of May 31, 2018 related to this cash flow hedge. On September 25, 2018, we terminated this cash flow hedge as the forecasted transaction was no longer expected to occur. Upon termination, the fair value of the derivative had shifted to a gain of $1 million from a loss of $1 million as of May 31, 2018. We reversed the loss recorded in AOCI and recognized the gain in earnings as a component of derivative gains on our condensed consolidated statements of operations.

Impact of Derivatives on Condensed Consolidated Balance Sheets

The following table displays the fair value of the derivative assets and derivative liabilities recorded on our condensed consolidated balance sheets and the related outstanding notional amount of our interest rate swaps by derivatives type, as of February 28, 2019 and May 31, 2018.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2019		May 31, 2018
(Dollars in thousands)	Fair Value	Notional Balance	Fair Value	Notional Balance
Derivative assets:
Interest rate swaps	$185,449	$4,700,528	$244,526	$5,264,971

Derivative liabilities:
Treasury rate lock—cash flow hedge	$—	$—	$1,059	$100,000
Interest rate swaps	243,365	6,211,322	274,873	5,803,182
Total derivative liabilities	$243,365	$6,211,322	$275,932	$5,903,182

All of our master swap agreements include netting provisions that allow for offsetting of all contracts with a given counterparty in the event of default by one of the two parties. However, as indicated above, we report derivative asset and liability amounts on a gross basis by individual contracts. The following table presents the gross fair value of derivative assets and liabilities reported on our condensed consolidated balance sheets as of February 28, 2019 and May 31, 2018, and provides information on the impact of netting provisions and collateral pledged.

	February 28, 2019
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$185,449	$—	$185,449	$153,474	$—	$31,975
Derivative liabilities:
Interest rate swaps	243,365	—	243,365	153,474	—	89,891

	May 31, 2018
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Assets/ Liabilities Presented in the Balance Sheet	Gross Amount Not Offset in the Balance Sheet
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative assets:
Interest rate swaps	$244,526	$—	$244,526	$196,633	$—	$47,893
Derivative liabilities:
Treasury rate lock—cash flow hedge	1,059	—	1,059	—	—	1,059
Interest rate swaps	274,873	—	274,873	196,633	—	78,240

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

The following table presents the components of the derivative gains (losses) reported in our condensed consolidated statements of operations for our interest rate swaps for the three and nine months ended February 28, 2019 and 2018.

	Three Months Ended February 28,		Nine Months Ended February 28,
(Dollars in thousands)	2019	2018	2019	2018
Derivative cash settlements	$(9,799)	$(18,924)	$(34,433)	$(58,781)
Derivative forward value gains (losses)	(122,375)	186,972	(27,215)	306,224
Derivative gains (losses)	$(132,174)	$168,048	$(61,648)	$247,443

As noted above, during fiscal year 2018, we entered into a treasury rate lock agreement that was designated as a cash flow hedge of a forecasted transaction. This cash flow hedge was terminated on September 25, 2018 and a gain of $1 million was recorded upon termination as a component of derivative cash settlements in on our condensed consolidated statements of operations.

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

Our senior unsecured credit ratings from Moody’s and S&P were A2 and A, respectively, as of February 28, 2019. Both Moody’s and S&P had our ratings on stable outlook as of February 28, 2019. The following table displays the notional amounts of our derivative contracts with rating triggers as of February 28, 2019, and the payments that would be required if the contracts were terminated as of that date because of a downgrade of our unsecured credit ratings or the counterparty’s unsecured credit ratings below A3/A-, below Baa1/BBB+, to or below Baa2/BBB, below Baa3/BBB-, or to or below Ba2/BB+ by Moody’s or S&P, respectively. In calculating the payment amounts that would be required upon termination of the derivative contracts, we assumed that the amounts for each counterparty would be netted in accordance with the provisions of the master netting agreements for each counterparty. The net payment amounts are based on the fair value of the underlying derivative instrument, excluding the credit risk valuation adjustment, plus any unpaid accrued interest amounts.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Notional Amount	Payable Due from CFC	Receivable Due to CFC	Net (Payable)/Receivable
Impact of rating downgrade trigger:
Falls below A3/A-(1)	$50,460	$(8,374)	$—	$(8,374)
Falls below Baa1/BBB+	7,069,507	(60,970)	24,211	(36,759)
Falls to or below Baa2/BBB (2)	561,720	—	3,388	3,388
Falls below Baa3/BBB-	222,255	(9,937)	—	(9,937)
Total	$7,903,942	$(79,281)	$27,599	$(51,682)
____________________________
(1) Rating trigger for CFC falls below A3/A-, while rating trigger for counterparty falls below Baa1/BBB+ by Moody’s or S&P, respectively.
(2) Rating trigger for CFC falls to or below Baa2/BBB, while rating trigger for counterparty falls to or below Ba2/BB+ by Moody’s or S&P, respectively.

We have outstanding notional amount of derivatives with one counterparty subject to a ratings trigger and early termination provision in the event of a downgrade of CFC’s senior unsecured credit ratings below Baa3, BBB- or BBB- by Moody’s, S&P or Fitch, respectively, which is not included in the above table, totaling $165 million as of February 28, 2019. These contracts were in an unrealized loss position of $4 million as of February 28, 2019.

Our largest counterparty exposure, based on the outstanding notional amount, accounted for approximately 23% and 24% of the total outstanding notional amount of derivatives as of February 28, 2019 and May 31, 2018, respectively. The aggregate fair value amount, including the credit risk valuation adjustment, of all interest rate swaps with rating triggers that were in a net liability position was $85 million as of February 28, 2019.

NOTE 10—EQUITY

Total equity increased by $47 million to $1,553 million as of February 28, 2019. The increase was primarily attributable to our reported net income of $96 million for the nine months ended February 28, 2019, which was partially offset by the patronage capital retirement of $48 million in August 2018.

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize, by component, the activity in AOCI as of and for the three and nine months ended February 28, 2019 and 2018.

	Three Months Ended February 28, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$—	$2,800	$—	$(1,968)	$832
(Gains) losses reclassified into earnings	—	(115)	—	130	15
Other comprehensive income (loss)	—	(115)	—	130	15
Ending balance	$—	$2,685	$—	$(1,838)	$847

	Three Months Ended February 28, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$10,873	$3,316	$—	$(2,290)	$11,899
Unrealized losses	(1,763)	—	—	—	(1,763)
(Gains) losses reclassified into earnings	—	(157)	—	128	(29)
Other comprehensive income (loss)	(1,763)	(157)	—	128	(1,792)
Ending balance	$9,110	$3,159	$—	$(2,162)	$10,107

	Nine Months Ended February 28, 2019
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$8,794	$3,039	$(1,059)	$(2,230)	$8,544
Cumulative effect from adoption of new accounting standard(1)	(8,794)	—	—	—	(8,794)
Unrealized gains	—	—	1,059	—	1,059
(Gains) losses reclassified into earnings	—	(354)	—	392	38
Other comprehensive income (loss)	—	(354)	1,059	392	1,097
Ending balance	$—	$2,685	$—	$(1,838)	$847

	Nine Months Ended February 28, 2018
(Dollars in thousands)	Unrealized Gains (Losses) Equity Securities	Unrealized Gains Derivatives	Unrealized Gains (Losses) Cash Flow Hedges	Unrealized Losses Defined Benefit Plan	Total
Beginning balance	$12,016	$3,702	$—	$(2,543)	$13,175
Unrealized losses	(2,906)	—	—	—	(2,906)
(Gains) losses reclassified into earnings	—	(543)	—	381	(162)
Other comprehensive income (loss)	(2,906)	(543)	—	381	(3,068)
Ending balance	$9,110	$3,159	$—	$(2,162)	$10,107
____________________________

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Represents the adjustment to AOCI as a result of the new accounting standards adopted during the nine months ended February 28, 2019, see “Note 1—Summary of Significant Accounting Policies.

We expect to reclassify less than $1 million of amounts in AOCI related to unrealized derivative gains into earnings over the next 12 months.

NOTE 11—GUARANTEES

The following table summarizes total guarantees, by type of guarantee and by member class, as of February 28, 2019 and May 31, 2018.

(Dollars in thousands)	February 28, 2019	May 31, 2018
Total by type:
Long-term tax-exempt bonds(1)	$313,205	$316,985
Letters of credit(2)	327,314	343,970
Other guarantees	145,512	144,206
Total	$786,031	$805,161

Total by member class:
CFC:
Distribution	$209,648	$201,993
Power supply	556,472	587,837
Statewide and associate	3,352	3,326
CFC total	769,472	793,156
NCSC	14,493	10,431
RTFC	2,066	1,574
Total	$786,031	$805,161
____________________________
(1)Represents the outstanding principal amount of long-term fixed-rate and variable-rate guaranteed bonds.
(2)Reflects our maximum potential exposure for letters of credit.

Long-term tax-exempt bonds of $313 million and $317 million as of February 28, 2019 and May 31, 2018, respectively, included $248 million and $250 million, respectively, of adjustable or variable-rate bonds that may be converted to a fixed rate as specified in the applicable indenture for each bond offering. We are unable to determine the maximum amount of interest that we may be required to pay related to the remaining adjustable and variable-rate bonds. Many of these bonds have a call provision that allows us to call the bond in the event of a default, which would limit our exposure to future interest payments on these bonds. Our maximum potential exposure generally is secured by mortgage liens on the members’ assets and future revenue. If a member’s debt is accelerated because of a determination that the interest thereon is not tax-exempt, the member’s obligation to reimburse us for any guarantee payments will be treated as a long-term loan. The remaining long-term tax-exempt bonds of $65 million as of February 28, 2019 are fixed-rate. The maximum potential exposure for these bonds, including the outstanding principal of $65 million and related interest through maturity, totaled $91 million as of February 28, 2019. The maturities for long-term tax-exempt bonds and the related guarantees extend through calendar year 2042.

Of the outstanding letters of credit of $327 million and $344 million as of February 28, 2019 and May 31, 2018, respectively, $129 million and $120 million, respectively, were secured. We did not have any letters of credit outstanding

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that provided for standby liquidity for adjustable and floating-rate tax-exempt bonds issued for the benefit of our members as of February 28, 2019. The maturities for the outstanding letters of credit as of February 28, 2019 extend through calendar year 2028.

In addition to the letters of credit listed in the table above, under master letter of credit facilities in place as of February 28, 2019, we may be required to issue up to an additional $59 million in letters of credit to third parties for the benefit of our members. All of our master letter of credit facilities were subject to material adverse change clauses at the time of issuance as of February 28, 2019. Prior to issuing a letter of credit, we would confirm that there has been no material adverse change in the business or condition, financial or otherwise, of the borrower since the time the loan was approved and confirm that the borrower is currently in compliance with the letter of credit terms and conditions.

The maximum potential exposure for other guarantees was $146 million and $145 million as of February 28, 2019 and May 31, 2018, respectively, all of which were unsecured. The maturities for these other guarantees listed in the table above extend through calendar year 2025.

Guarantees under which our right of recovery from our members was not secured totaled $318 million and $344 million and represented 41% and 43% of total guarantees as of February 28, 2019 and May 31, 2018, respectively.

In addition to the guarantees described above, we were also the liquidity provider for $248 million of variable-rate tax-exempt bonds as of February 28, 2019, issued for our member cooperatives. While the bonds are in variable-rate mode, in return for a fee, we have unconditionally agreed to purchase bonds tendered or put for redemption if the remarketing agents are unable to sell such bonds to other investors. We were not required to perform as liquidity provider pursuant to these obligations during the nine months ended February 28, 2019 or the prior fiscal year.

Guarantee Liability

As of February 28, 2019 and May 31, 2018, we recorded a guarantee liability of $9 million and $11 million respectively, which represents the contingent and noncontingent exposures related to guarantees and liquidity obligations. The contingent guarantee liability was $1 million as of both February 28, 2019 and May 31, 2018, based on management’s estimate of exposure to losses within the guarantee portfolio. The remaining balance of the total guarantee liability of $8 million and $10 million as of February 28, 2019 and May 31, 2018, respectively, relates to our noncontingent obligation to stand ready to perform over the term of our guarantees and liquidity obligations that we have entered into or modified since January 1, 2003.

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

The following tables present the carrying value and fair value for all of our financial instruments, including those carried at amortized cost, as of February 28, 2019 and May 31, 2018. The tables also display the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	February 28, 2019		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$223,358	$223,358	$223,358	$—	$—
Restricted cash	7,270	7,270	7,270	—	—
Equity securities	89,132	89,132	89,132	—	—
Debt securities held-to-maturity	561,400	559,675	—	559,675	—
Deferred compensation investments	4,998	4,998	4,998	—	—
Loans to members, net	26,000,593	24,880,315	—	—	24,880,315
Accrued interest receivable	130,670	130,670	—	130,670	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	185,449	185,449	—	185,449	—

Liabilities:
Short-term borrowings	$3,651,941	$3,652,416	$—	$3,552,416	$100,000
Long-term debt	19,564,933	19,901,773	—	11,448,208	8,453,565
Accrued interest payable	190,511	190,511	—	190,511	—
Guarantee liability	9,226	8,794	—	—	8,794
Derivative liabilities	243,365	243,365	—	243,365	—
Subordinated deferrable debt	742,516	731,380	—	731,380	—
Members’ subordinated certificates	1,357,419	1,357,419	—	—	1,357,419

	May 31, 2018		Fair Value Measurement Level
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$230,999	$230,999	$230,999	$—	$—
Restricted cash	7,825	7,825	7,825	—	—
Time deposits	100,000	100,000	—	100,000	—
Equity securities	89,332	89,332	89,332	—	—
Debt securities held to maturity	520,519	516,546	—	516,546	—
Deferred compensation investments	5,194	5,194	5,194	—	—
Loans to members, net	25,159,807	24,167,886	—	—	24,167,886
Accrued interest receivable	127,442	127,442	—	127,442	—
Debt service reserve funds	17,151	17,151	17,151	—	—
Derivative assets	244,526	244,526	—	244,526	—

Liabilities:
Short-term borrowings	$3,795,910	$3,795,799	$—	$3,695,799	$100,000
Long-term debt	18,714,960	18,909,276	—	11,373,216	7,536,060
Accrued interest payable	149,284	149,284	—	149,284	—
Guarantee liability	10,589	10,454	—	—	10,454
Derivative liabilities	275,932	275,932	—	275,932	—
Subordinated deferrable debt	742,410	766,088	—	766,088	—
Members’ subordinated certificates	1,379,982	1,380,004	—	—	1,380,004

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers Between Levels

We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changes in the valuation technique used, are generally the cause of transfers between levels. We did not have any transfers between levels for financial instruments measured at fair value on a recurring basis for the nine months ended February 28, 2019 and 2018.

Recurring Fair Value Measurements

The following table presents the carrying value and fair value of financial instruments reported in our condensed consolidated financial statements at fair value on a recurring basis as of February 28, 2019 and May 31, 2018, and the classification of the valuation technique within the fair value hierarchy.

	February 28, 2019			May 31, 2018
(Dollars in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities	$89,132	$—	$89,132	$89,332	$—	$89,332
Deferred compensation investments	4,998	—	4,998	5,194	—	5,194
Derivative assets	—	185,449	185,449	—	244,526	244,526
Derivative liabilities	—	243,365	243,365	—	275,932	275,932

Nonrecurring Fair Value

We did not have any assets or liabilities reported in our condensed consolidated financial statements at fair value on a nonrecurring basis during the three and nine months ended February 28, 2019 and 2018.

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

Because of the limited amount of impaired loans as of February 28, 2019 and May 31, 2018, we do not believe that potential changes in the significant unobservable inputs used in the determination of the fair value for impaired loans will have a material impact on the fair value measurement of these assets or our results of operations.

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13—BUSINESS SEGMENTS

The following tables display segment results for the three and nine months ended February 28, 2019 and 2018, and assets attributable to each segment as of February 28, 2019 and February 28, 2018.

	Three Months Ended February 28, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$283,372	$12,951	$(10,757)	$285,566
Interest expense	(207,153)	(10,939)	10,757	(207,335)
Net interest income	76,219	2,012	—	78,231
Provision for loan losses	(182)	—	—	(182)
Net interest income after provision for loan losses	76,037	2,012	—	78,049
Non-interest income:
Fee and other income	4,943	632	(1,861)	3,714
Derivative losses:
Derivative cash settlements	(9,559)	(240)	—	(9,799)
Derivative forward value losses	(121,574)	(801)	—	(122,375)
Derivative losses	(131,133)	(1,041)	—	(132,174)
Total non-interest income	(126,190)	(409)	(1,861)	(128,460)
Non-interest expense:
General and administrative expenses	(22,568)	(2,023)	1,593	(22,998)
Other non-interest expense	1,789	(268)	268	1,789
Total non-interest expense	(20,779)	(2,291)	1,861	(21,209)
Loss before income taxes	(70,932)	(688)	—	(71,620)
Income tax benefit	—	149	—	149
Net loss	$(70,932)	$(539)	$—	$(71,471)

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

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2019
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$838,648	$38,880	$(32,218)	$845,310
Interest expense	(621,188)	(32,762)	32,218	(621,732)
Net interest income	217,460	6,118	—	223,578
Benefit for loan losses	1,715	—	—	1,715
Net interest income after benefit for loan losses	219,175	6,118	—	225,293
Non-interest income:
Fee and other income	15,039	1,686	(5,505)	11,220
Derivative gains (losses):
Derivative cash settlements	(33,667)	(766)	—	(34,433)
Derivative forward value gains (losses)	(27,312)	97	—	(27,215)
Derivative losses	(60,979)	(669)	—	(61,648)
Total non-interest income	(45,940)	1,017	(5,505)	(50,428)
Non-interest expense:
General and administrative expenses	(68,537)	(6,316)	4,780	(70,073)
Losses on early extinguishment of debt	(7,100)	—	—	(7,100)
Other non-interest expense	(1,305)	(725)	725	(1,305)
Total non-interest expense	(76,942)	(7,041)	5,505	(78,478)
Income before income taxes	96,293	94	—	96,387
Income tax expense	—	(154)	—	(154)
Net income (loss)	$96,293	$(60)	$—	$96,233

	February 28, 2019
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,975,580	$1,125,301	$(1,094,446)	$26,006,435
Deferred loan origination costs	11,244	—	—	11,244
Loans to members	25,986,824	1,125,301	(1,094,446)	26,017,679
Less: Allowance for loan losses	(17,086)	—	—	(17,086)
Loans to members, net	25,969,738	1,125,301	(1,094,446)	26,000,593
Other assets	1,398,270	103,783	(92,585)	1,409,468
Total assets	$27,368,008	$1,229,084	$(1,187,031)	$27,410,061

NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended February 28, 2018
(Dollars in thousands)	CFC	Other	Elimination	Consolidated Total
Statement of operations:
Interest income	$795,344	$36,127	$(28,265)	$803,206
Interest expense	(585,292)	(28,945)	28,265	(585,972)
Net interest income	210,052	7,182	—	217,234
Provision for loan losses	(503)	—	—	(503)
Net interest income after provision for loan losses	209,549	7,182	—	216,731
Non-interest income:
Fee and other income	13,260	1,001	(839)	13,422
Derivative gains (losses):
Derivative cash settlements	(56,871)	(1,910)	—	(58,781)
Derivative forward value gains	302,308	3,916	—	306,224
Derivative gains	245,437	2,006	—	247,443
Results of operations of foreclosed assets	(34)	—	—	(34)
Total non-interest income	258,663	3,007	(839)	260,831
Non-interest expense:
General and administrative expenses	(60,549)	(5,213)	—	(65,762)
Other non-interest expense	(1,542)	(839)	839	(1,542)
Total non-interest expense	(62,091)	(6,052)	839	(67,304)
Income before income taxes	406,121	4,137	—	410,258
Income tax expense	—	(1,491)	—	(1,491)
Net income	$406,121	$2,646	$—	$408,767

	February 28, 2018
	CFC	Other	Elimination	Consolidated Total
Assets:
Total loans outstanding	$25,296,907	$1,164,279	$(1,129,351)	$25,331,835
Deferred loan origination costs	11,087	—	—	11,087
Loans to members	25,307,994	1,164,279	(1,129,351)	25,342,922
Less: Allowance for loan losses	(37,879)	—	—	(37,879)
Loans to members, net	25,270,115	1,164,279	(1,129,351)	25,305,043
Other assets	1,159,806	105,728	(94,170)	1,171,364
Total assets	$26,429,921	$1,270,007	$(1,223,521)	$26,476,407

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk” and “Note 9—Derivative Instruments and Hedging Activities.”

Item 4.	Controls and Procedures

As of the end of the period covered by this report, senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 11, 2019

By:	/s/ J. ANDREW DON
J. Andrew Don
Senior Vice President and Chief Financial Officer

By:	/s/ ROBERT E. GEIER
Robert E. Geier
Controller (Principal Accounting Officer)